Form 10-Q
period 2017-09-30
Delek US Holdings, Inc.
filed 2017-11-09
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
At November 7, 2017, there were 81,452,405 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Part I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$831.7	$689.2
Accounts receivable, net	495.5	265.9
Accounts receivable from related parties	0.3	0.1
Inventories, net of inventory valuation reserves	693.5	392.4
Assets of discontinued operations held for sale	167.2	—
Other current assets	82.4	49.3
Total current assets	2,270.6	1,396.9
Property, plant and equipment:
Property, plant and equipment	2,732.9	1,587.6
Less: accumulated depreciation	(585.2)	(484.3)
Property, plant and equipment, net	2,147.7	1,103.3
Goodwill	796.9	12.2
Other intangibles, net	91.7	26.7
Equity method investments	141.4	360.0
Other non-current assets	120.8	80.7
Total assets (1)	$5,569.1	$2,979.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$800.9	$494.6
Accounts payable to related parties	2.8	1.8
Current portion of long-term debt	351.0	84.4
Obligation under Supply and Offtake Agreement	386.7	124.6
Liabilities of discontinued operations held for sale	103.1	—
Accrued expenses and other current liabilities	439.7	229.8
Total current liabilities	2,084.2	935.2
Non-current liabilities:
Long-term debt, net of current portion	1,076.8	748.5
Environmental liabilities, net of current portion	69.8	6.2
Asset retirement obligations	52.1	5.2
Deferred tax liabilities	464.5	76.2
Other non-current liabilities	38.1	26.0
Total non-current liabilities	1,701.3	862.1
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 81,450,340 shares and 67,150,352 shares issued at September 30, 2017 and December 31, 2016, respectively	0.8	0.7
Additional paid-in capital	905.9	650.5
Accumulated other comprehensive income (loss)	5.1	(20.8)
Treasury stock, 5,195,791 shares, at cost, as of December 31, 2016	—	(160.8)
Retained earnings	568.6	522.3
Non-controlling interest in subsidiaries	303.2	190.6
Total stockholders’ equity	1,783.6	1,182.5
Total liabilities and stockholders’ equity	$5,569.1	$2,979.8
See accompanying notes to condensed consolidated financial statements
(1) All but approximately $37.9 of the assets of the Alon Partnership (a consolidated variable interest entity, as defined in Note 1) are restricted for the use of settlement of the obligations of the Alon Partnership. See Note 3 for further information regarding assets and liabilities of the Alon Partnership.

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$2,341.5	$1,079.9	$4,754.3	$3,113.3
Operating costs and expenses:
Cost of goods sold	1,988.1	965.6	4,181.6	2,806.7
Operating expenses	153.2	61.0	276.5	187.8
Insurance proceeds — business interruption	—	—	—	(42.4)
General and administrative expenses	61.8	24.9	115.8	77.5
Depreciation and amortization	46.9	29.0	105.4	86.6
Other operating expense, net	0.7	2.2	1.0	2.2
Total operating costs and expenses	2,250.7	1,082.7	4,680.3	3,118.4
Operating income (loss)	90.8	(2.8)	74.0	(5.1)
Interest expense	34.1	13.9	62.5	40.7
Interest income	(0.9)	(0.2)	(2.7)	(0.9)
(Income) loss from equity method investments	(5.1)	5.1	(9.7)	33.7
Loss on impairment of equity method investment	—	245.3	—	245.3
Gain on remeasurement of equity method investment	(190.1)	—	(190.1)	—
Other expense, net	0.8	0.1	0.9	0.6
Total non-operating (income) expenses, net	(161.2)	264.2	(139.1)	319.4
Income (loss) from continuing operations before income tax expense (benefit)	252.0	(267.0)	213.1	(324.5)
Income tax expense (benefit)	133.5	(103.3)	111.5	(136.8)
Income (loss) from continuing operations	118.5	(163.7)	101.6	(187.7)
Discontinued operations:
(Loss) income from discontinued operations	(6.4)	9.2	(6.4)	8.1
Income tax (benefit) expense	(2.3)	3.2	(2.3)	2.6
(Loss) income from discontinued operations, net of tax	(4.1)	6.0	(4.1)	5.5
Net income (loss)	114.4	(157.7)	97.5	(182.2)
Net income attributed to non-controlling interest	10.0	4.0	19.8	15.7
Net income (loss) attributable to Delek	$104.4	$(161.7)	$77.7	$(197.9)
Basic income (loss) per share:
Income (loss) from continuing operations	$1.35	$(2.71)	$1.20	$(3.28)
(Loss) income from discontinued operations	$(0.05)	$0.10	$(0.06)	$0.09
Total basic income (loss) per share	$1.30	$(2.61)	$1.14	$(3.19)
Diluted income (loss) per share:
Income (loss) from continuing operations	$1.34	$(2.71)	$1.19	$(3.28)
(Loss) income from discontinued operations	$(0.05)	$0.10	$(0.06)	$0.09
Total diluted income (loss) per share	$1.29	$(2.61)	$1.13	$(3.19)
Weighted average common shares outstanding:
Basic	80,581,762	61,834,968	68,272,918	61,931,040
Diluted	81,245,405	61,834,968	68,975,974	61,931,040
Dividends declared per common share outstanding	$0.15	$0.15	$0.45	$0.45
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to Delek	$104.4	$(161.7)	$77.7	$(197.9)
Other comprehensive income (loss):
Commodity contracts designated as cash flow hedges:
Unrealized gains (losses), net of ineffectiveness gains of $0.1 million and $0.5 million for the three and nine months ended September 30, 2017, respectively, and $2.2 million and $2.7 million for the three and nine months ended September 30, 2016, respectively	3.4	(2.2)	(6.4)	5.7
Realized (gains) losses reclassified to cost of goods sold	(1.0)	7.0	38.5	21.3
Increase related to commodity cash flow hedges, net	2.4	4.8	32.1	27.0
Income tax expense	(0.8)	(1.7)	(11.2)	(9.4)
Net comprehensive income on commodity contracts designated as cash flow hedges	1.6	3.1	20.9	17.6

Interest rate contracts designated as cash flow hedges:
Unrealized gains	0.1	—	0.1	—
Realized gains reclassified to interest expense	0.1	—	0.1	—
Increase related to interest rate cash flow hedges, net	0.2	—	0.2	—
Income tax expense	(0.1)	—	(0.1)	—
Net comprehensive income on interest rate contracts designated as cash flow hedges	0.1	—	0.1	—

Foreign currency translation gain	—	—	—	0.2

Other comprehensive income (loss) from equity method investments, net of tax expense of $2.2 million for the both the three and nine months ended September 30, 2017, and net of tax expense of a nominal amount and a benefit of $0.1 million for the three and nine months ended September 30, 2016	4.1	0.1	4.1	(0.1)

Postretirement benefit plans:
Unrealized gain arising during the year related to:
Net actuarial gain	1.0	—	1.0	—
Curtailment gain	6.3	—	6.3	—
Gain reclassified to earnings:
Recognized due to curtailment	(6.1)	—	(6.1)	—
Increase related to postretirement benefit plans, net	1.2	—	1.2	—
Income tax expense	(0.4)	—	(0.4)	—
Net comprehensive income on postretirement benefit plans	0.8	—	0.8	—
Total other comprehensive income	6.6	3.2	25.9	17.7
Comprehensive income (loss) attributable to Delek	$111.0	$(158.5)	$103.6	$(180.2)
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$97.5	$(182.2)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	105.4	86.6
Amortization of deferred financing costs and debt discount	5.3	3.5
Accretion of asset retirement obligations	0.4	0.3
Amortization of unfavorable contract liability	(4.4)	—
Deferred income taxes	97.8	(138.6)
(Income) loss from equity method investments	(9.7)	33.7
Dividends from equity method investments	12.0	15.2
Loss on disposal of assets	1.0	2.2
Impairment of equity method investment	—	245.3
Gain on remeasurement of equity method investment	(190.1)	—
Equity-based compensation expense	12.6	12.5
Income tax benefit of equity-based compensation	—	2.0
Loss (income) from discontinued operations	4.1	(5.5)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(57.5)	20.7
Inventories and other current assets	(38.1)	(35.7)
Fair value of derivatives	18.9	28.0
Accounts payable and other current liabilities	6.6	9.5
Obligation under Supply and Offtake Agreement	64.1	(0.5)
Non-current assets and liabilities, net	(35.4)	(1.7)
Cash provided by operating activities - continuing operations	90.5	95.3
Cash (used in) provided by operating activities - discontinued operations	(7.2)	26.2
Net cash provided by operating activities	83.3	121.5
Cash flows from investing activities:
Cash acquired in business combinations	200.5	—
Equity method investment contributions	(4.8)	(54.7)
Purchases of property, plant and equipment	(108.4)	(28.2)
Purchase of intangible assets	(5.5)	(0.7)
Proceeds from sales of assets	—	0.2
Cash provided by (used in) investing activities - continuing operations	81.8	(83.4)
Cash used in investing activities - discontinued operations	13.5	(14.2)
Net cash provided by (used in) investing activities	95.3	(97.6)
Cash flows from financing activities:
Proceeds from long-term revolvers	781.7	235.6
Payments on long-term revolvers	(920.5)	(212.2)
Proceeds from term debt	248.1	40.4
Payments on term debt	(79.9)	(42.3)
Proceeds from product financing agreements	21.0	50.4
Repayments of product financing agreements	(9.0)	—
Taxes paid due to the net settlement of equity-based compensation	—	(0.8)
Income tax benefit expense of equity-based compensation	(2.7)	(2.0)
Repurchase of common stock	—	(6.0)
Repurchase of non-controlling interest	(7.3)	—
Distribution to non-controlling interest	(23.8)	(17.7)
Dividends paid	(31.3)	(28.1)
Deferred financing costs paid	(6.1)	(1.9)
Cash (used in) provided by financing activities - continuing operations	(29.8)	15.4
Cash used in financing activities - discontinued operations	—	(11.2)
Net cash (used in) provided by financing activities	(29.8)	4.2
Net increase in cash and cash equivalents	148.8	28.1
Cash and cash equivalents at the beginning of the period	689.2	287.2
Cash and cash equivalents at the end of the period	838.0	315.3
Less cash and cash equivalents of discontinued operations at the end of the period	6.3	17.9
Cash and cash equivalents of continuing operations at the end of the period	$831.7	$297.4

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)(Continued)
(In millions)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.2 and $0.1 for the nine months ended September 30, 2017 and 2016, respectively.	$52.7	$36.6
Income taxes	$70.6	$1.7
Non-cash investing activities:
Increase (decrease) in accrued capital expenditures	$2.4	$(4.0)
Non-cash financing activities:
Common stock issued in connection with the Delek/Alon Merger	$509.0	$—
Equity instruments issued in connection with the Delek/Alon Merger	$21.7	$—

See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
Delek US Holdings, Inc. is the sole shareholder or owner of membership interests, through its wholly-owned subsidiary Delek US Energy, Inc., of Delek Refining, Inc. ("Refining"), Delek Finance, Inc., Delek Marketing & Supply, LLC, Lion Oil Company ("Lion Oil"), Delek Renewables, LLC, Delek Rail Logistics, Inc., Delek Logistics Services Company, Delek Helena, LLC, Delek Land Holdings, LLC, and is also the sole shareholder of Alon USA Energy, Inc. ("Alon") (and in Alon's wholly-owned subsidiaries by virtue of Delek's ownership of Alon).
Effective July 1, 2017 (the "Effective Time"), we acquired the outstanding common stock of Alon (previously listed under NYSE: ALJ) (the "Delek/Alon Merger", as further discussed in Note 2), resulting in a new post-combination consolidated registrant renamed as Delek US Holdings, Inc. (“New Delek”), with Alon and the previous Delek US Holdings, Inc. (“Old Delek”) surviving as wholly-owned subsidiaries. New Delek is the successor issuer to Old Delek and Alon pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, as a result of the Delek/Alon Merger, the shares of common stock of Old Delek and Alon were delisted from the New York Stock Exchange in July 2017, and their respective reporting obligations under the Exchange Act were terminated.
Unless otherwise noted or the context requires otherwise, the disclosures and financial information included in this report for the periods prior to July 1, 2017 reflect that of Old Delek, and the disclosures and financial information included in this report for the periods beginning July 1, 2017 reflect that of New Delek. The terms "we," "our," "us," "Delek" and the "Company" are used in this report to refer to Old Delek and its consolidated subsidiaries for the periods prior to July 1, 2017, and New Delek and its consolidated subsidiaries for the periods on or after July 1, 2017, unless otherwise noted. New Delek's Common Stock is listed on the New York Stock Exchange under the symbol "DK."
In August 2016, we entered into a definitive equity purchase agreement (the "Purchase Agreement") with Compañía de Petróleos de Chile COPEC S.A. and its subsidiary, Copec Inc., a Delaware corporation (collectively, "COPEC"). Under the terms of the Purchase Agreement, Delek agreed to sell, and COPEC agreed to purchase, 100% of the equity interests in Delek's wholly-owned subsidiaries MAPCO Express, Inc., MAPCO Fleet, Inc., Delek Transportation, LLC, NTI Investments, LLC and GDK Bearpaw, LLC (collectively, the “Retail Entities”) for cash consideration of $535.0 million, subject to customary adjustments (the “Retail Transaction”). The Retail Transaction closed in November 2016.
As a result of the Purchase Agreement, we met the requirements under the provisions of Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20") and ASC 360, Property, Plant and Equipment ("ASC 360"), to report the results of the Retail Entities as discontinued operations and to classify the Retail Entities as a group of assets held for sale. See Note 5 for further information regarding the Retail Entities.
Having classified the Retail Entities as assets held for sale, the condensed consolidated statements of income for the three and nine months ended September 30, 2016 have been reclassified to reflect the results of the Retail Entities as income from discontinued operations, net of taxes.
During the third quarter 2017, we committed to a plan to sell 100% of our equity interests in (or substantially all of the assets of) our subsidiaries associated with our Paramount and Long Beach, California refineries and Alon's California renewable fuels facility, which were acquired as part of the Delek/Alon Merger (collectively, the "California Discontinued Entities"). As a result of this decision and commitment to a plan, and because it was made within three months of the Delek/Alon Merger, we met the requirements under ASC 205-20 and ASC 360 to report the results of the California Discontinued Entities as discontinued operations and to classify the California Discontinued Entities as a group of assets held for sale. The sale of the California Discontinued Entities is currently anticipated to occur within the next 12 months. See Note 5 for further information regarding the California Discontinued Entities.
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
Our condensed consolidated financial statements include Delek Logistics Partners, LP ("Delek Logistics"), Alon USA Partners, LP (the "Alon Partnership") and AltAir Paramount LLC ("AltAir"), all variable interest entities. As the indirect owner of the general partners of Delek Logistics and the Alon Partnership and the managing member of AltAir, we have the ability to direct the activities of these entities that most significantly impact their economic performance. We are also considered to be the primary beneficiary for accounting purposes for all of these entities and are Delek Logistics' primary customer. As Delek Logistics does not derive an amount of gross margin material to us from third parties, there is limited risk to Delek associated with Delek Logistics' operations. However, in the event that Delek Logistics, the Alon Partnership or AltAir incurs a loss, our operating results will reflect their loss, net of intercompany eliminations, to the extent of our ownership interest in these entities. AltAir's results are included in discontinued operations - see Note 5.
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

Accounting Policies Update

The following condensed accounting policies represent updates to those policies disclosed in our annual report on Form 10-K, and primarily relate to the integration of the Alon operations and accounts into our accounting and reporting framework.

Segment Reporting
Following the Delek/Alon Merger, Delek's business includes retail operations. Management views aggregated operating results in primarily three reportable segments: refining, logistics and retail. Our corporate activities, results of our asphalt operations and certain other immaterial operating segments, our equity method investments in Alon prior to the Delek/Alon Merger and intercompany eliminations are reported in the corporate, other and eliminations segment. The retail segment markets gasoline, diesel and other refined petroleum products, and convenience merchandise through a network of company-operated retail fuel and convenience stores. Segment reporting is more fully discussed in Note 14.

Accounts Receivable
Accounts receivable primarily consists of trade receivables generated in the ordinary course of business. Delek recorded an allowance for doubtful accounts related to trade receivables of $4.8 million as of September 30, 2017. Delek had no allowance for doubtful accounts as of December 31, 2016.
Credit is extended based on evaluation of the customer’s financial condition. We perform ongoing credit evaluations of our customers and require letters of credit, prepayments or other collateral or guarantees as management deems appropriate. Allowance for doubtful accounts is based on a combination of current sales and specific identification methods.
Credit risk is minimized as a result of the ongoing credit assessment of our customers and a lack of concentration in our customer base. Credit losses are charged to allowance for doubtful accounts when deemed uncollectible. Our allowance for doubtful accounts is reflected as a reduction of accounts receivable in the consolidated balance sheets.
Inventory
Crude oil, work-in-process, refined products, blendstocks and asphalt inventory for all of our operations, excluding the refinery located in Tyler, Texas (the "Tyler refinery") and merchandise inventory in our Retail segment, are stated at the lower of cost determined using the first-in, first-out (“FIFO”) basis or net realizable value.   Cost of all inventory at the Tyler refinery is determined using the last-in, first-out (“LIFO”) inventory valuation method and inventory is stated at the lower of cost or market.  Retail merchandise inventory consists of cigarettes, beer, convenience merchandise and food service merchandise and is stated at estimated cost as determined by the retail inventory method.

Property, Plant and Equipment
Depreciation for retail store equipment and site improvements is computed using the straight-line method over management's estimated useful lives of the related assets, which is 7-40 years.

Asset Retirement Obligations
In the retail segment, we have asset retirement obligations related to the removal of underground storage tanks and the removal of brand signage at owned and leased retail sites which are legally required under the applicable leases. The asset retirement obligation for storage tank removal on leased retail sites is accreted over the expected life of the owned retail site or the average retail site lease term.
We have asset retirement obligations with respect to our refineries due to various legal obligations to clean and/or dispose of these assets at the time they are retired. However, the majority of these assets can be used for extended and indeterminate periods of time provided that they are properly maintained and/or upgraded. It is our practice and intent to continue to maintain these assets and make improvements based on technological advances.

Revenue Recognition
In the retail segment, we derive service revenues from the sale of lottery tickets, money orders, car washes and other ancillary product and service offerings. Retail segment service revenue and related costs are recorded at gross amounts and net amounts, as appropriate, in accordance with the provisions of ASC 605-45, Revenue Recognition - Principal Agent Considerations ("ASC 605-45").

Cost of Goods Sold and Operating Expenses
For the retail segment, cost of goods sold comprises the costs of specific products sold. Retail cost of sales includes motor fuels and merchandise. Retail fuel cost of sales represents the cost of purchased fuel, including transportation costs. Merchandise cost of sales includes the delivered cost of merchandise purchases, net of merchandise rebates and commissions. Operating expenses include costs such as wages of employees, lease expense, utility expense and other costs of operating the stores.
Asphalt cost of sales includes costs of purchased asphalt, blending materials and transportation costs.

Interest Expense
Interest expense includes interest expense on debt, letters of credit, financing fees, the amortization, net of accretion, of debt discounts or premium and amortization of deferred debt issuance costs, but excludes capitalized interest. Original issuance discount and debt issuance costs are amortized ratably over the term of the related debt.

Postretirement Benefits
In connection with the Delek/Alon Merger, we now have defined benefit pension and postretirement medical plans for certain former Alon employees. We recognize the underfunded status of our defined benefit pension and postretirement medical plans as a liability. Changes in the funded status of our defined benefit pension and postretirement medical plans are recognized in other comprehensive income in the period when the changes occur. The funded status represents the difference between the projected benefit obligation and the fair value of the plan assets. The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Plan assets are measured at fair value. We use December 31, of each year, as the measurement date for plan assets and obligations for all of our defined benefit pension and postretirement medical plans. See Note 18 for more information regarding our postretirement benefits.

New Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (the "FASB") issued guidance to better align financial reporting for hedging activities with the economic objectives of those activities for both financial (e.g., interest rate) and commodity risks. The guidance was intended to create more transparency in the presentation of financial results, both on the face of the financial statements and in the footnotes, and simplify the application of hedge accounting guidance. This amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Companies are required to apply the amendment on a modified retrospective transition method in which the cumulative effect of the change will be recognized within equity in the consolidated balance sheet as of the date of adoption. Early adoption is permitted, including in an interim period. If a company early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.

In May 2017, the FASB issued guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The modification accounting guidance applies if the value, vesting conditions or classification of the award changes. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and can be early adopted for any interim or annual financial statements that have not yet been issued. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.

In March 2017, the FASB issued guidance that will require that an employer disaggregate the service cost component from the other components of net benefit cost with respect to defined benefit postretirement employee benefit plans. Service cost is required to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be reported outside the subtotal for operating income. Additionally, only the service cost component of net benefit costs are eligible for capitalization. The guidance is effective January 1, 2018, with early adoption permitted. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.

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

In January 2017, the FASB issued guidance clarifying the definition of a business in order to assist entities with evaluating when a set of transferred assets and activities is considered a business. In general, we expect that the revised definition will result in fewer acquisitions being accounted for as business combinations than under the current guidance. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted under certain circumstances. We early adopted this guidance during the three months ended September 30, 2017, and as a result accounted for two immaterial acquisitions occurring during the three months ended September 30, 2017 as asset acquisitions rather than business combinations. The adoption did not have a material impact on our business, financial condition and results of operations.
In June 2016, the FASB issued guidance requiring the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. This guidance is effective for interim and annual periods beginning after December 15, 2019. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.
In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for excess tax benefits and deficiencies, classification of awards as either equity or liabilities and classification of excess tax benefits on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and can be early adopted for any interim or annual financial statements that have not yet been issued. We prospectively adopted this guidance on January 1, 2017 and the adoption did not have a material impact on our business, financial condition or results of operations.
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
In July 2015, the FASB issued guidance requiring entities to measure FIFO or average cost inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance does not change the measurement of inventory measured using LIFO or the retail inventory method. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We adopted this guidance on January 1, 2017 and the adoption did not have a material impact on our business, financial condition or results of operations.
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
As part of our efforts to prepare for adoption, beginning in 2016, we formed a project implementation team as well as a project timeline to evaluate this new standard for the subsidiaries of Delek prior to the acquisition of Alon. We also reviewed and gained an understanding of the new revenue recognition accounting guidance, performed scoping to identify and evaluate revenue streams under the new standard, and continue to review industry specific implementation guidance. During the third quarter of 2017, we developed our control framework over revenue recognition, including implementation, and we performed testing to confirm our understanding of identified revenue streams of Old Delek. In connection with the Delek/Alon Merger which was effective July 1, 2017, we performed a similar analysis of the revenue streams/contracts of Alon and its subsidiaries in connection with our integration efforts.
We are continuing to evaluate the impact of the standard on our business processes, accounting systems, controls and financial statement disclosures, including the integration of Alon, and expect to implement any changes to accommodate the new accounting and disclosure requirements prior to adoption on January 1, 2018. We preliminarily expect to use the modified retrospective adoption method to apply this standard, under which the cumulative effect of initially applying the new guidance will be recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018.
2. Acquisitions
In January 2017, we announced that Old Delek (and various related entities) entered into the Merger Agreement with Alon, as subsequently amended on February 27 and April 21, 2017. The related Merger (the "Merger" or the "Delek/Alon Merger") was effective July 1, 2017 (as previously defined, the “Effective Time”), resulting in a new post-combination consolidated registrant renamed as Delek US Holdings, Inc. (as previously defined, “New Delek”), with Alon and Old Delek surviving as wholly-owned subsidiaries of New Delek. New Delek is the successor issuer to Old Delek and Alon pursuant to Rule 12g-3(c) under the Exchange Act, as amended. In addition, as a result of the Delek/Alon Merger, the shares of common stock of Old Delek and Alon were delisted from the New York Stock Exchange in July 2017, and their respective reporting obligations under the Exchange Act were terminated. Prior to the Merger, Old Delek owned a non-controlling equity interest of approximately 47% of the outstanding shares of Alon , which was accounted for under the equity method of accounting (See Note 4).
Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each issued and outstanding share of Alon Common Stock, other than shares owned by Old Delek and its subsidiaries or held in the treasury of Alon, was converted into the right to receive 0.504 of a share of New Delek Common Stock, or, in the case of fractional shares of New Delek Common Stock, cash (without interest) in an amount equal to the product of (i) such fractional part of a share of New Delek Common Stock multiplied by (ii) $25.96 per share, which was the volume weighted average price of the Old Delek Common Stock, par value $0.01 per share as reported on the NYSE Composite Transactions Reporting System for the twenty consecutive New York Stock Exchange (“NYSE”) full trading days ending on June 30, 2017. Each outstanding share of restricted Alon Common Stock was assumed by New Delek and converted into restricted stock denominated in shares of New Delek Common Stock, using the conversion rate applicable to the Merger. Committed but unissued share-based awards were exchanged and converted into rights to receive share-based awards indexed to New Delek Common Stock.

In addition, subject to the terms and conditions of the Merger Agreement, each share of Old Delek Common Stock or fraction thereof issued and outstanding immediately prior to the Effective Time (other than Old Delek Common Stock held in the treasury of Old Delek, which was retired in connection with the Merger) was converted at the Effective Time into the right to receive one validly issued, fully paid and non‑assessable share of New Delek Common Stock or such fraction thereof equal to the fractional share of New Delek Common Stock. All existing Old Delek stock options, restricted stock awards and stock appreciation rights were converted into equivalent rights with respect to New Delek Common Stock.
In connection with the Merger, Alon, New Delek and U.S. Bank National Association, as trustee (the “Trustee”) entered into a First Supplemental Indenture (the “Supplemental Indenture”), effective as of July 1, 2017, supplementing the Indenture, dated as of September 16, 2013 (the “Indenture”), pursuant to which Alon issued its 3.00% Convertible Senior Notes due 2018 (the “Notes”), which were convertible into shares of Alon’s Common Stock, par value $0.01 per share or cash or a combination of cash and Alon Common Stock, all as provided in the Indenture. The Supplemental Indenture provides that, as of the Effective Time, the right to convert each $1,000 principal amount of the Notes based on a number of shares of Alon Common Stock equal to the Conversion Rate (as defined in the Indenture) in effect immediately prior to the Merger was changed into a right to convert each $1,000 principal amount of Notes into or based on a number of shares of New Delek Common Stock (at the exchange rate of 0.504), par value $0.01 per share, equal to the Conversion Rate in effect immediately prior to the Merger. In addition, the Supplemental Indenture provides that, as of the Effective Time, New Delek fully and unconditionally guaranteed, on a senior basis, Alon’s obligations under the Notes.
In connection with the Indenture, Alon also entered into equity instruments, including Purchased Options and Warrants (see Note 8 for further discussion), designed, in combination, to hedge the risk associated with the potential exercise of the conversion feature of the Notes and to minimize the dilutive effect of such potential conversion. These equity instruments, in addition to the conversion feature, represent equity instruments originally indexed to Alon Common Stock that were exchanged for instruments with terms designed to preserve the original economic intent of such instruments and indexed to New Delek Common Stock in connection with the Merger. See Note 8.
Alon is a refiner and marketer of petroleum products, operating primarily in the south central, southwestern and western regions of the United States. Alon owns 100% of the general partner and 81.6% of the limited partner interests in the Alon Partnership, which owns a crude oil refinery in Big Spring, Texas with a crude oil throughput capacity of 73,000 bpd and an integrated wholesale marketing business. In addition, Alon directly owns a crude oil refinery in Krotz Springs, Louisiana with a crude oil throughput capacity of 74,000 bpd. Alon also owns crude oil refineries in California, which have not processed crude oil since 2012. Alon is a marketer of asphalt, which it distributes through asphalt terminals located predominantly in the southwestern and western United States. Alon is the largest 7-Eleven licensee in the United States and operates approximately 300 convenience stores which market motor fuels in central and west Texas and New Mexico.
Transaction costs incurred by the Company totaled approximately $18.4 million, inclusive of $11.3 million of merger costs and $7.1 million of non-recurring costs associated with the transaction, for the three months ended September 30, 2017, and $22.4 million, inclusive of $15.3 million of merger costs and $7.1 million of non-recurring costs associated with the transaction, for the nine months ended September 30, 2017. Such costs were included in general and administrative expenses in the accompanying condensed consolidated statements of income.
The Merger is accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired at their fair values and liabilities assumed be recognized on the balance sheet as of the acquisition date.
The components of the consideration transferred were as follows (dollars in millions, except per share amounts):

Delek common stock issued	19,250,795
Ending price per share of Delek Common Stock immediately before the Effective Time	$26.44
Total value of common stock consideration		$509.0
Additional consideration (1)		21.7
Fair value of Delek's pre-existing equity method investment in Alon (2)		449.0
		$979.7

The preliminary allocation of the aggregate purchase price as of September 30, 2017 is summarized as follows (in millions), and is inclusive of the California Discontinued Entities discussed in Note 5:

Cash	$215.3
Receivables	176.9
Inventories	255.5
Prepaids and other current assets	31.4
Property, plant and equipment (3)	1,183.1
Equity method investments	31.0
Acquired intangible assets (4)	65.0
Goodwill (5)	784.8
Other non-current assets	37.0
Accounts payable	(259.7)
Obligation under Supply & Offtake Agreements	(198.0)
Current portion of environmental liabilities	(7.5)
Other current liabilities	(266.5)
Environmental liabilities and asset retirement obligations, net of current portion	(141.7)
Deferred income taxes	(280.4)
Debt	(568.0)
Other non-current liabilities (6)	(78.5)
Fair value of net assets acquired	$979.7
(1) Additional consideration includes the fair value of certain equity instruments originally indexed to Alon stock that were exchanged for instruments indexed to New Delek's stock, as well as the fair value of certain share-based payments that were required to be exchanged for awards indexed to New Delek's stock in connection with the Delek/Alon Merger.
(2) The fair value of Delek's pre-existing equity method investment in Alon was based on the quoted market price of shares of Alon.
(3) This preliminary fair value of property, plant and equipment is based on a valuation using a combination of the income, cost and market approaches. The useful lives are based upon guidelines for similar equipment, chronological age since installation and consideration of costs spent on upgrades, repairs, turnarounds and rebuilds.
(4) The acquired intangible assets amount includes the following identified intangibles:
•Third-party fuel supply agreement intangible that is subject to amortization with a preliminary fair value of $43.0 million, which will be amortized over a 10-year useful life. We recognized amortization expense for the three months ended September 30, 2017 of $1.1 million. The estimated amortization is $1.1 million for the fourth quarter of 2017 and $4.3 million for each of the five succeeding fiscal years.
•Fuel trade name intangible preliminarily valued at $8.0 million, which will be amortized over 5 years. We recognized amortization expense for the three months ended September 30, 2017 of $0.4 million. The estimated amortization is $0.4 million. for the fourth quarter of 2017 and $1.6 million for each of the four succeeding fiscal years, with $0.8 million the fifth year.
•Liquor license intangible preliminarily valued at $8.5 million, which has an indefinite life.
•Colonial Pipeline shipping rights intangible preliminarily valued at $1.9 million, which has an indefinite life.
•Refinery permits preliminarily valued at $3.1 million, which have an indefinite life.
•Below market lease intangible preliminarily valued at $0.5 million, which will be amortized over the remaining lease term (excludes certain leases that are still being evaluated for above or below market considerations).

(5) Goodwill generated as a result of the Merger consists of the value of expected synergies from combining operations, the acquisition of an existing integrated refining, marketing and retail business located in areas with access to cost–advantaged feedstocks with an assembled workforce that cannot be duplicated at the same costs by a new entrant, and the strategic advantages of having a larger market presence. The total amount of goodwill that is expected to be deductible for tax purposes is $15.5 million . Goodwill has been preliminarily allocated to reportable segments based on various factors that are still being evaluated. Accordingly, such allocations are considered preliminary and may change within the permissible measurement period, not to exceed one year. The preliminary allocation of goodwill to reportable segments is as follows: Refining - $708.4 million and Retail- $58.5 million. The remainder relates to the asphalt operations, which is included in the corporate, other and eliminations segment.
(6) The assumed other non-current liabilities include liabilities related to below-market leases preliminarily fair valued at $8.4 million, which will be amortized over the remaining lease term (excludes certain leases that are still being evaluated for above or below market considerations).
The allocation of the purchase price was based upon a preliminary valuation. Our estimates and assumptions are subject to change during the purchase price allocation measurement period, not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to the following:
•finalizing the valuation, segment allocation and assignment of remaining useful lives associated with property, plant and equipment acquired;
•finalizing the valuation of certain in-place contracts or contractual relationships (including but not limited to leases), including determining the appropriate amortization period;
•finalizing the review and valuation of environmental liabilities and asset retirement obligations (see Note 17));
•finalizing the evaluation and valuation of certain legal matters and/or other loss contingencies, including those that we may not yet be aware of but that meet the requirement to qualify as a pre-acquisition contingency (see Note 17);
•finalizing our review and valuation of identifiable intangible assets; and
•finalizing our estimate of the impact of purchase accounting on deferred income tax assets or liabilities.
To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of September 30, 2017. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
The following unaudited pro forma financial information presents the condensed combined results of operations of Delek and Alon for the nine months ended September 30, 2017 and the three and nine month periods ended September 30, 2016 as if the Delek/Alon Merger had occurred on January 1, 2016. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been reported had the Delek/Alon merger been completed as of January 1, 2016, and should not be taken as indicative of New Delek's future consolidated results of operations. In addition, the unaudited pro forma condensed combined results of operations do not reflect any cost savings or associated costs to achieve such savings from operating efficiencies, synergies, debt refinancing or other restructuring that may result from the Delek/Alon Merger. The pro forma financial information also does not reflect certain non-recurring adjustments that have been or are expected to be recorded in connection with the Delek/Alon Merger, including any accrual for integration costs or transactions costs related to the Merger, nor any retrospective adjustments related to the conforming of Alon's accounting policies to Delek's accounting policies, as such adjustments are impracticable to determine. Pro forma adjustments are tax-effected at the Company's estimated statutory tax rates.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in millions, except per share data)	2016	2017	2016
Net sales	$2,119.9	$7,003.6	$6,005.8
Net income (loss) attributable to Delek	10.2	2.6	(23.6)
Earnings (loss) per share:
Basic	$0.12	$0.03	$(0.29)
Diluted	0.12	0.03	(0.29)

The unaudited pro forma statements of operations reflect the following adjustments:

(a)
To eliminate transactions between Delek and Alon for purchases and sales of refined product reducing revenue and the associated cost of goods sold. Such pro forma eliminations reduced combined pro forma sales by $3.7 million for the three months ended September 30, 2016, and $20.4 million and $9.6 million for the nine months ended September 30, 2017 and 2016, respectively.

(b)
To retrospectively reflect depreciation and amortization of intangibles based on the preliminary fair value of the assets as of the acquisition date, as if that fair value had been reflected beginning January 1, 2016, and to retrospectively eliminate the amortization of any previously recorded intangibles. Such adjustments to depreciation and amortization have been estimated to result in an increase (decrease) to pro forma pre-tax income (loss) attributable to Delek totaling $21.9 million for the three months ended September 30, 2016, and $42.1 million and $63.7 million for the nine months ended September 30, 2017 and 2016, respectively.

(c)
To retrospectively reflect adjustments to interest expense, including the impact of discounts or premiums created by the difference in fair value and outstanding amounts as of the acquisition date (collectively, the “new effective yield”), by applying the new effective yield to historical outstanding amounts in the pro forma period and reversing previously recognized interest expense. Such net adjustments to interest expense have been estimated to result in an increase (decrease) to pro forma pre-tax income (loss) attributable to Delek totaling $7.6 million for the three months ended September 30, 2016, and $16.7 million and $27.8 million for the nine months ended September 30, 2017 and 2016, respectively.

(d)
To eliminate Delek’s equity income previously recorded on its equity method investment in Alon, prior to the Merger. Such pro forma elimination resulted in an increase (decrease) to pre-tax income $4.8 million for the three months ended September 30, 2016, and $(3.2) million and $33 million for the nine months ended September 30, 2017 and 2016, respectively.

(e)
To eliminate the impairment charge recognized on the equity method investment in Alon in the three and nine months ended September 30, 2016, and to eliminate the gain on remeasurement of the equity method investment in Alon during the nine months ended September 30, 2017.

(f)
To record the tax effect on pro forma adjustments and additional tax benefit associated with dividends received from Alon at a combined U.S. (federal and state) income tax statutory blended rate of 36.58% for the nine months ended September 30, 2017, and 35.37% for the three and nine months ended September 30, 2016.

(g)
To adjust the weighted average number of shares outstanding based on 0.504 of a share of Delek common stock for each share of Alon common stock outstanding as of September 30, 2017, reflecting the elimination of Alon historical weighted average shares outstanding and the addition of the estimated New Delek incremental shares issued.

The pro forma income statement does not reflect certain non-recurring adjustments that have been or are expected to be recorded in connection with the Delek/Alon Merger, including any accrual for integration costs or additional transaction costs expected to be incurred at or subsequent to closing, as well as the anticipated gain (loss) on the reversal of the non-controlling equity method investment in Alon and its related tax effects (including the applicable utilization of related deferred tax assets), as such adjustments are not expected to be indicative of on-going operations of the combined company.
As of June 30, 2017, the carrying value of Delek's equity method investment in Alon was $252.6 million. During the three and nine months ended September 30, 2017, we recognized a gain of $196.4 million as a result of remeasuring the 47% equity method investment in Alon at its fair value as of the Effective Time of the Delek/Alon Merger in accordance with ASC 805, Business Combinations, net of a $6.3 million loss to record the reversal of accumulated other comprehensive income. This net gain of $190.1 million was recognized in the line item entitled Gain on remeasurement of equity method investment in Alon in the condensed consolidated statements of income. The acquisition-date fair value of the pre-existing non-controlling interest in Alon was $449.0 million and is included in the measurement of the consideration transferred.
Delek began consolidating Alon's results of operations on July 1, 2017. Alon contributed $1,008.8 million to net sales and $18.1 million to net income (net of income attributed to non-controlling interest of $5.2 million) for the three months ended September 30, 2017.

During the three months ended September 30, 2017, Delek made two pipeline asset acquisitions, for a total purchase price of $12.1 million. Such acquisitions were accounted for as asset acquisitions, and therefore the cost of the acquisition has been allocated to the cost of the assets acquired on a relative fair value basis.

The following table summarizes the allocation of the relative fair value assigned to the asset groups for the acquisitions (in millions):

Land	$0.2
Property, plant and equipment	6.4
Intangible assets (1)	5.5
Total	$12.1
(1) Intangible assets acquired represent rights-of-way assets with indefinite useful lives. Rights-of-way assets are not subject to amortization.
3. Delek Logistics and the Alon Partnership
Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of September 30, 2017, we owned a 61.5% limited partner interest in Delek Logistics, consisting of 15,294,046 common units, and a 94.6% interest in Delek Logistics GP, LLC, which owns the entire 2.0% general partner interest, consisting of 497,172 general partner units, in Delek Logistics and all of the incentive distribution rights.
The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets. Delek Logistics comprises our logistics segment in its entirety.
We have agreements with Delek Logistics that, among other things, establish fees for certain administrative and operational services provided by us and our subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial logistics and marketing services provided by Delek Logistics and its subsidiaries to us.
Delek Logistics is a variable interest entity as defined under GAAP and is consolidated into our condensed consolidated financial statements. With the exception of intercompany balances which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, as presented below, are included in the consolidated balance sheets of Delek (unaudited, in millions).

	September 30, 2017	December 31, 2016

ASSETS
Cash and cash equivalents	$5.3	$0.1
Accounts receivable	20.3	19.2
Accounts receivable from related parties	0.7	2.8
Inventory	7.9	8.9
Other current assets	—	1.1
Property, plant and equipment, net	250.7	251.0
Equity method investments	106.1	101.1
Goodwill	12.2	12.2
Intangible assets, net	16.2	14.4
Other non-current assets	3.5	4.7
Total assets	$422.9	$415.5
LIABILITIES AND DEFICIT
Accounts payable	$14.5	$10.9
Accrued expenses and other current liabilities	14.2	9.8
Long-term debt	401.3	392.6
Asset retirement obligations	4.0	3.8
Other non-current liabilities	14.7	11.7
Deficit	(25.8)	(13.3)
Total liabilities and equity	$422.9	$415.5

Alon Partnership
The Alon Partnership is a publicly-traded limited partnership that owns the assets and conducts the operations of the Big Spring refinery and the associated integrated wholesale marketing operations. The limited partner interests of the Alon Partnership are represented as common units outstanding. As of September 30, 2017, the 11,492,800 common units held by the public represent 18.4% of the Alon Partnership’s common units outstanding. We own the remaining 81.6% of the Alon Partnership’s common units and Alon USA Partners GP, LLC (the “Alon General Partner”), our wholly-owned subsidiary, owns 100% of the general partner interest in the Alon Partnership, which is a non-economic interest.
The limited partner interests in the Alon Partnership not owned by us are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets.
We have agreements with the Alon Partnership, under which the Alon Partnership has agreed to reimburse us for certain administrative and operational services provided by us and our subsidiaries to the Alon Partnership, indemnify us with respect to certain matters and establish terms for the supply of products by the Alon Partnership to us.
The Alon Partnership is a variable interest entity as defined under GAAP and is consolidated into our condensed consolidated financial statements as part of the refining segment. We have elected to push down purchase accounting to the Alon Partnership, which resulted in the push-down of the preliminary fair value of equity as purchase price consideration, and the preliminary fair valuing of assets and liabilities as of the Merger date. Such push-down purchase accounting also resulted in a preliminary determination of the fair value of our non-controlling interest in the Alon Partnership, which is estimated to be $120.6 million. With the exception of intercompany balances which are eliminated in consolidation, the Alon Partnership condensed consolidated balance sheet as of September 30, 2017, as presented below, is included in the consolidated balance sheets of Delek (unaudited, in millions).

September 30, 2017

ASSETS
Cash and cash equivalents	$268.6
Accounts receivable	83.8
Accounts receivable from related parties	—
Inventories	99.8
Prepaid expenses and other current assets	4.9
Property, plant and equipment, net	418.1
Goodwill	568.5
Other non-current assets	54.0
Total assets	$1,497.7
LIABILITIES AND EQUITY
Accounts payable	$101.6
Accounts payable to related parties, net of related receivables	84.6
Accrued expenses and other current liabilities	181.8
Current portion of long-term debt	2.5
Obligation under Supply and Offtake Agreement	99.1
Long-term debt, net of current portion	335.6
Deferred income tax liability	2.4
Other non-current liabilities	27.4
Equity	662.7
Total liabilities and equity	$1,497.7

4. Equity Method Investments
On May 14, 2015, Delek acquired from Alon Israel Oil Company, Ltd. ("Alon Israel") approximately 33.7 million shares of common stock (the "ALJ Shares") of Alon pursuant to the terms of a stock purchase agreement with Alon Israel dated April 14, 2015 (the "Alon Acquisition"). The ALJ Shares represented an equity interest in Alon of approximately 48% at the time of acquisition. We acquired the ALJ Shares with a combination of cash, Delek stock and seller-financed debt. Effective July 1, 2017, Alon became a wholly-owned subsidiary of New Delek in connection with the Delek/Alon Merger. See Note 2 for further discussion.
Below is summarized financial information of the financial condition and results of operations of Alon (in millions) for the previous periods when Alon was considered an equity method investment:

Balance Sheet Information	December 31, 2016
Current assets	$471.3
Non-current assets	1,624.0
Current liabilities	445.5
Non-current liabilities	1,067.4
Non-controlling interests	61.3

Income Statement Information	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenue	$1,043.7	$2,902.1
Gross profit	147.8	399.6
Pre-tax loss	(13.0)	(99.4)
Net loss	(7.3)	(64.0)
Net loss attributable to Alon	(8.8)	(64.7)
In March 2015, Delek Logistics entered into two joint ventures that have constructed logistics assets, which serve third parties and subsidiaries of Delek. Delek Logistics' investment in these joint ventures was financed through a combination of cash from operations and borrowings under the DKL Revolver (as defined in Note 8). As of September 30, 2017, Delek Logistics' investment balance in these joint ventures was $106.1 million and was accounted for using the equity method. One of the joint venture projects was completed and began operations in September 2016. The other was completed and began operations in January 2017.
In July 2017, Delek Renewables, LLC invested in a joint venture with an unrelated third party, that was formed to plan, develop, construct, own, operate and maintain a terminal consisting of an ethanol unit train facility with an ethanol tank in North Little Rock, Arkansas. This investment was financed through cash from operations. As of September 30, 2017, Delek Renewables, LLC's investment balance in this joint venture was $1.3 million and was accounted for using the equity method. The investment in this joint venture is reflected in the refining segment.
Effective with the Delek/Alon Merger, we own a 50% interest in two joint ventures that own asphalt terminals located in Fernley, Nevada, and Brownwood, Texas. As of September 30, 2017, Delek's investment balance in these joint ventures was $34.0 million and is accounted for using the equity method. These investments are included as part of total assets in the corporate, other and eliminations segment.

5. Discontinued Operations and Assets Held for Sale
Retail Entities
In August 2016, Delek entered into a Purchase Agreement to sell the Retail Entities to COPEC. As a result of the Purchase Agreement, we met the requirements of ASC 205-20 and ASC 360 to report the results of the Retail Entities as discontinued operations and to classify the Retail Entities as a group of assets held for sale. The fair value assessment of the Retail Entities as of August 27, 2016 did not result in an impairment. We ceased depreciation of these assets as of August 27, 2016. The Retail Transaction closed in November 2016 and we received cash consideration of $378.9 million, net of debt repayments and transaction costs, and retained approximately $62.8 million of net liabilities from the Retail Entities. The Retail Transaction resulted in a gain on sale of the Retail Entities, before income tax, of $134.1 million in the three months ended December 31, 2016.

Under the terms of the Purchase Agreement, Lion Oil and MAPCO Express entered into a supply agreement at the closing of the Retail Transaction pursuant to which Lion Oil will supply fuel to retail locations owned by MAPCO Express for a period of 18 months following the closing of the Retail Transaction (the "Fuel Supply Agreement"). We recorded net revenues of $97.7 million and $306.3 million and net cash inflows of $101.4 million and $337.5 million for the three and nine months ended September 30, 2017, respectively, associated with the Fuel Supply Agreement.
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

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Revenue	$361.7	$1,034.7
Cost of goods sold	(306.6)	(884.5)
Operating expenses	(34.2)	(99.7)
General and administrative expenses	(5.4)	(16.7)
Depreciation and amortization	(4.5)	(20.3)
Interest expense	(1.8)	(5.4)
Income from discontinued operations before taxes	9.2	8.1
Income tax expense	3.2	2.6
Income from discontinued operations, net of tax	$6.0	$5.5

California Discontinued Entities
During the third quarter 2017, we committed to a plan to sell 100% of our equity interests in (or substantially all of the assets of) our subsidiaries associated with our Paramount and Long Beach, California refineries and our California renewable fuels facility (AltAir Paramount, LLC), which were acquired as part of the Delek/Alon Merger. As a result of this decision and commitment to a plan, and because it was made within three months of the Delek/Alon Merger, we met the requirements under ASC 205-20 and ASC 360 to report the results of the California Discontinued Entities as discontinued operations and to classify the California Discontinued Entities as a group of assets held for sale as of July 1, 2017. The sale of the California Discontinued Entities is currently anticipated to occur within the next 12 months. The property, plant and equipment of the California Discontinued Entities were recorded at fair value as part of the Delek/Alon Merger, and we did not record any depreciation of these assets since the Delek/Alon Merger.
The carrying amount of the major classes of assets and liabilities of the California Discontinued Entities included in assets held for sale and liabilities associated with assets held for sale are as follows (in millions):

September 30, 2017
Assets held for sale:
Cash and cash equivalents	$6.4
Accounts receivable	7.4
Inventory	1.2
Other current assets	1.7
Property, plant & equipment, net	147.3
Other intangibles, net	1.0
Other non-current assets	2.2
Assets held for sale	$167.2
Liabilities associated with assets held for sale:
Accounts payable	$12.7
Accrued expenses and other current liabilities	25.7
Deferred tax liabilities	3.7
Other non-current liabilities	61.0
Liabilities associated with assets held for sale	$103.1
Once the operating assets of the California Discontinued Entities met the criteria to be classified as assets held for sale, the operations associated with these properties qualified for reporting as discontinued operations. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in Delek’s condensed consolidated statements of income and the notes to the condensed consolidated financial statements have been adjusted to exclude the discontinued operations. Classification as discontinued operations requires retrospective reclassification of the associated assets, liabilities and results of operations for all periods presented, beginning (in this case) as of the date of acquisition, which was July 1, 2017. Components of amounts reflected in income from discontinued operations are as follows (in millions):

Three and Nine Months Ended
September 30, 2017
Revenue	$38.3
Cost of goods sold	(32.4)
Operating expenses	(8.4)
General and administrative expenses	(2.9)
Interest expense	(1.0)
Loss from discontinued operations before taxes	(6.4)
Income tax benefit	(2.3)
Loss from discontinued operations, net of tax	$(4.1)
The net assets of the California Discontinued Entities include a non-controlling interest totaling $2.6 million as of September 30, 2017, and the net loss attributable to the California Discontinued Entities includes a net loss attributable to the non-controlling interest totaling $0.2 million for the three months ended September 30, 2017.
6. Inventory
Crude oil, work-in-process, refined products, blendstocks and asphalt inventory for all of our operations, excluding the Tyler refinery and merchandise inventory in our Retail segment, are stated at the lower of cost determined using the FIFO basis or net realizable value.   Cost of all inventory at the Tyler refinery is determined using the LIFO inventory valuation method and inventory is stated at the lower of cost or market.  Retail merchandise inventory consists of cigarettes, beer, convenience merchandise and food service merchandise and is stated at estimated cost as determined by the retail inventory method.
Carrying value of inventories consisted of the following (in millions):

	September 30, 2017	December 31, 2016
Refinery raw materials and supplies	$314.5	$145.6
Refinery work in process	64.5	37.6
Refinery finished goods	270.7	200.3
Retail fuel	9.3	—
Retail merchandise	26.6	—
Logistics refined products	7.9	8.9
Total inventories	$693.5	$392.4
Due to a lower crude oil and refined product pricing environment experienced since the end of 2014, market prices have declined to a level below the average cost of our inventories. At September 30, 2017, we recorded a pre-tax inventory valuation reserve of $17.5 million, $16.4 million of which related to LIFO inventory, which is subject to reversal in subsequent periods, not to exceed LIFO cost, should market prices recover. At December 31, 2016, we recorded a pre-tax inventory valuation reserve of $16.0 million, all of which related to LIFO inventory, which reversed in the first quarter of 2017, as the inventories associated with the valuation adjustment at the end of 2016 were sold or used. We recognized net inventory valuation gains (losses) of $11.6 million and $(1.5) million for the three and nine months ended September 30, 2017, respectively, and $7.8 million and $26.0 million for the three and nine months ended September 30, 2016, respectively. These gains (losses) were recorded as a component of cost of goods sold in the consolidated statements of income.
At September 30, 2017 and December 31, 2016, the excess of replacement cost (FIFO) over the carrying value (LIFO) of the Tyler refinery inventories was $5.6 million and $3.5 million, respectively.
Permanent Liquidations
We incurred a permanent reduction in a LIFO layer resulting in liquidation gain (loss) in our refinery inventory of $0.4 million and $0.2 million during the three and nine months ended September 30, 2017, respectively, and $(2.4) million during the nine months ended September 30, 2016. These liquidation gains (losses) were recognized as a component of cost of goods sold.
7. Crude Oil Supply and Inventory Purchase Agreements
Delek has Master Supply and Offtake Agreements (the "Supply and Offtake Agreements") with J. Aron & Company ("J. Aron").
El Dorado refinery operations
Throughout the term of the Supply and Offtake Agreement that supports the operations of our El Dorado refinery (the "El Dorado Supply and Offtake Agreement"), which was amended on February 27, 2017 to change, among other things, certain terms related to pricing and an extension of the maturity date to April 30, 2020, Lion Oil and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 barrels per day ("bpd") of crude oil to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined products from the El Dorado refinery at an estimated daily market price, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a (payable) receivable related to this monthly settlement of $1.5 million and $6.9 million as of September 30, 2017 and December 31, 2016, respectively. Also pursuant to the El Dorado Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer title to the applicable products to Lion Oil.
This arrangement is accounted for as a product financing arrangement. Delek incurred fees payable to J. Aron of $2.5 million and $7.3 million during the three and nine months ended September 30, 2017, respectively, and $2.6 million and $7.4 million during the three and nine months ended September 30, 2016, respectively. These amounts are included as a component of interest expense in the condensed consolidated statements of income. Upon any termination of the El Dorado Supply and Offtake Agreement, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
Upon the expiration of the El Dorado Supply and Offtake Agreement on April 30, 2020, or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices. At September 30, 2017, Delek had 2.9 million barrels of inventory consigned from J. Aron, and we have recorded liabilities associated with this consigned inventory of $157.3 million in the condensed consolidated balance sheet.

Alon refinery operations
Effective with the Delek/Alon Merger, we assumed Alon's existing Supply and Offtake Agreements and other associated agreements with J. Aron, to support the operations of our Big Spring, Krotz Springs and California refineries (as further defined in Note 14) and certain of our asphalt terminals (together, the “Alon Supply and Offtake Agreements”). Pursuant to the Alon Supply and Offtake Agreements, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market prices, crude oil for processing at these refineries and (ii) we agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced at these refineries. The Alon Supply and Offtake Agreements also provide for the sale, at market prices, of our crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage facilities, and the identification of prospective purchasers of refined products on J. Aron’s behalf. The Supply and Offtake Agreements for the Big Spring and Krotz Springs refineries have initial terms that expire in May 2021, and the Supply and Offtake Agreement for the California refineries has initial terms that expire in May 2019. J. Aron may elect to terminate the Supply and Offtake Agreements for the Big Spring and Krotz Springs refineries prior to the expiration of the initial term beginning in May 2018 and upon each anniversary thereof, on six months' prior notice. We may elect to terminate at the Big Spring and Krotz Springs refineries in May 2020 on six months' prior notice. J. Aron may elect to terminate the Supply and Offtake Agreement for the California refineries prior to the expiration of the initial term beginning in May 2017 and upon each anniversary thereof, on six months prior notice. We may elect to terminate at the California refineries in May 2018 on six months' prior notice.
These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a receivable related to this monthly settlement of $6.6 million as of September 30, 2017.
These arrangements are accounted for as product financing arrangements. Delek incurred fees payable to J. Aron of $2.3 million during the three months ended September 30, 2017. These amounts are included as a component of interest expense in the condensed consolidated statements of income. Upon any termination of the Alon Supply and Offtake Agreement, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
Upon the expiration of the Alon Supply and Offtake Agreements, or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices. At September 30, 2017, Delek had 3.4 million barrels of inventory consigned from J. Aron, and we have recorded liabilities associated with this consigned inventory of $229.4 million in the condensed consolidated balance sheet.
In connection with the Alon Supply and Offtake Agreement for our Krotz Springs refinery, we have granted a security interest to J. Aron in all of its accounts and inventory to secure its obligations to J. Aron. In addition, we have granted a security interest in all of the Krotz Springs refinery's real property and equipment to J. Aron to secure our obligations under a commodity hedge and sale agreement in lieu of posting cash collateral and being subject to cash margin calls.

8. Long-Term Obligations and Notes Payable
Outstanding borrowings under Delek’s existing debt instruments are as follows (in millions):

	September 30, 2017	December 31, 2016
DKL Revolver	$158.8	$392.6
DKL Notes (1)	242.5	—
Wells Term Loan(2)	46.3	63.6
Wells Revolving Loan	45.0	—
Reliant Bank Revolver	17.0	17.0
Promissory Notes	95.2	130.0
Lion Term Loan Facility(3)	210.0	229.7
Alon Partnership Credit Facility	100.0	—
Alon Partnership Term Loan	238.1	—
Alon Convertible Senior Notes (4)	144.7	—
Alon Term Loan Credit Facilities (5)	42.0	—
Alon Retail Credit Facilities (6)	88.2	—
	1,427.8	832.9
Less: Current portion of long-term debt and notes payable	351.0	84.4
	$1,076.8	$748.5

(1)	The DKL Notes are net of deferred financing costs of $5.7 million and debt discount of $1.8 million at September 30, 2017.

(2)
The Wells Term Loan is net of deferred financing costs of a nominal amount and $0.1 million, respectively, and debt discount of $0.4 million and $0.5 million, respectively, at September 30, 2017 and December 31, 2016.

(3)
The Lion Term Loan Facility is net of deferred financing costs of $2.3 million and $3.0 million, respectively, and debt discount of $0.8 million and $1.1 million, respectively, at September 30, 2017 and December 31, 2016.

(4) The Alon Convertible Senior Notes are net of debt discount of $5.3 million at September 30, 2017.

(5) The Alon Term Loan Credit Facilities are net of debt discount of $0.7 million at September 30, 2017.

(6) The Alon Retail Credit Facilities are net of debt discount of $2.8 million at September 30, 2017.

DKL Revolver
Delek Logistics has a $700.0 million senior secured revolving credit agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders (the "DKL Revolver"). Delek Logistics and all of its existing wholly-owned subsidiaries are borrowers under the DKL Revolver, except Delek Logistics Finance Corp., a Delaware corporation and a wholly-owned subsidiary of Delek Logistics ("Finance Corp."). The DKL Revolver contains a dual currency borrowing tranche that permits draw downs in U.S. or Canadian dollars and an accordion feature whereby Delek Logistics can increase the size of the credit facility to an aggregate of $800.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
The obligations under the DKL Revolver are secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek provides a limited guaranty of Delek Logistics' obligations under the DKL Revolver. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the "Holdings Note") and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the DKL Revolver lenders. As of September 30, 2017, the principal amount of the Holdings Note was $102.0 million.
The DKL Revolver will mature on December 30, 2019. Borrowings under the DKL Revolver bear interest at either a U.S. base rate, Canadian prime rate, LIBOR, or a Canadian Dealer Offered Rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin, in each case, varies based upon Delek Logistics' leverage ratio, which is defined as the ratio of total funded debt to EBITDA for the most recently ended four fiscal quarters. At September 30, 2017, the weighted average borrowing rate was approximately 4.0%. Additionally, the DKL Revolver requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2017, this fee was 0.50% per year. As of September 30, 2017, Delek Logistics had $158.8 million of outstanding borrowings under the credit facility, as well as letters of credit issued of $8.5 million. Unused credit commitments under the DKL Revolver, as of September 30, 2017, were $532.7 million.

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
As of September 30, 2017, we had $250.0 million in outstanding principal amount under the 2025 Notes.
Wells ABL
Our subsidiary, Delek Refining, Ltd., has an asset-based loan credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders, which was amended and restated on September 29, 2016 (the "Wells ABL") and was most recently amended on May 17, 2017 to incorporate technical modifications related to the Delek/Alon Merger. The Wells ABL consists of (i) a $450.0 million revolving loan (the "Wells Revolving Loan"), which includes a $45.0 million swing line loan sub-limit and a $200.0 million letter of credit sub-limit, (ii) a $70.0 million term loan (the "Wells Term Loan"), and (iii) an accordion feature that permits an increase in the size of the revolving credit facility to an aggregate of $725.0 million, subject to additional lender commitments and the satisfaction of certain other conditions precedent. The Wells Revolving Loan matures on September 29, 2021 and the Wells Term Loan matures on September 29, 2019. The Wells Term Loan is subject to repayment in level principal installments of approximately $5.8 million per quarter, with the final installment due on September 29, 2019. As of September 30, 2017, under the Wells ABL, we had letters of credit issued totaling approximately $96.5 million, $45.0 million in borrowings outstanding under the Wells Revolving Loan and $46.7 million outstanding under the Wells Term Loan. The obligations under the Wells ABL are secured by (i) substantially all the assets of Refining and its subsidiaries, with certain limitations, (ii) guaranties provided by the general partner of Delek Refining, Ltd., as well as by the parent of Delek Refining, Ltd., Delek Refining, Inc. (iii) a limited guarantee provided jointly and severally by Old and New Delek in an amount up to $15.0 million in the aggregate and (iv) a limited guarantee provided by Lion Oil in an amount equal to the sum of the face amount of all letters of credit issued on behalf of Lion Oil under the Wells ABL and any loans made by Refining or its subsidiaries to Lion Oil. Under the facility, revolving loans and letters of credit are provided subject to availability requirements which are determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base as calculated is primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the Wells Revolving Loan and Wells Term Loan bear interest based on separate predetermined pricing grids that allow us to choose between base rate loans or LIBOR loans. At September 30, 2017, the weighted average borrowing rate was approximately 5.0% under the Wells Term Loan and 4.8% under the Wells Revolving Loan. Additionally, the Wells ABL requires us to pay a quarterly unused credit commitment fee. As of September 30, 2017, this fee was approximately 0.38% per year. Unused borrowing base availability, as calculated and reported under the terms of the Wells ABL credit facility, as of September 30, 2017, was approximately $229.9 million.

Reliant Bank Revolver
We have a revolving credit agreement with Reliant Bank, which was amended on May 26, 2016 (the "Reliant Bank Revolver") and was most recently amended on May 23, 2017 to incorporate technical modifications related to the Delek/Alon Merger. The Reliant Bank Revolver provides for unsecured loans of up to $17.0 million. As of September 30, 2017, we had $17.0 million outstanding under this facility. The Reliant Bank Revolver matures on June 28, 2018, and bears interest at a fixed rate of 5.25% per annum. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of September 30, 2017, we had no unused credit commitments under the Reliant Bank Revolver.
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
On May 14, 2015, in connection with the the Company’s closing of the Alon Acquisition, the Company issued the Alon Israel Note in the amount of $145.0 million, which was payable to Alon Israel. The Alon Israel Note bears interest at a fixed rate of 5.5% per annum and requires five annual principal amortization payments of $25.0 million beginning in January 2016 followed by a final principal amortization payment of $20.0 million at maturity on January 4, 2021. In October 2015, we prepaid the first annual principal amortization payment in the amount of $25.0 million, along with all interest due on the prepaid amount. On December 22, 2015, Alon Israel assigned the remaining $120.0 million of principal and all accrued interest due under the Alon Israel Note to assignees under four new notes in substantially the same form and on the same terms as the Alon Israel Note (collectively, the "Alon Successor Notes"). The $120.0 million in total principal of the four Alon Successor Notes collectively require the same principal amortization payments and schedule as under the Alon Israel Note, with payments due under each Alon Successor Note commensurate to such note's pro rata share of $120.0 million in assigned principal. As of September 30, 2017, a total principal amount of $95.0 million was outstanding under the Alon Successor Notes.
At September 30, 2017, one of our retail companies had a loan that matures in 2019 with an outstanding balance of $0.2 million and the weighted average borrowing rate was approximately 9.7%.
Lion Term Loan
Our subsidiary, Lion Oil, has a term loan credit facility with Fifth Third Bank, as administrative agent, and a syndicate of lenders, which was amended and restated on May 14, 2015 in connection with the Company’s closing of the Alon Acquisition to, among other things, increase the total loan size from $99.0 million to $275.0 million (the "Lion Term Loan"), and was most recently amended on April 13, 2017 to incorporate technical modifications related to the Delek/Alon Merger. The Lion Term Loan requires Lion Oil to make quarterly principal amortization payments of approximately $6.9 million each, commencing on September 30, 2015, with a final balloon payment due at maturity on May 14, 2020. The Lion Term Loan is secured by, among other things, (i) substantially all the assets of Lion Oil and its subsidiaries (excluding inventory and accounts receivable), (ii) all shares in Lion Oil, (iii) any subordinated and common units of Delek Logistics held by Lion Oil, and (iv) the ALJ Shares. Additionally, the Lion Term Loan is guaranteed by Old and New Delek and the subsidiaries of Lion Oil. Interest on the unpaid balance of the Lion Term Loan is computed at a rate per annum equal to LIBOR or a base rate, at our election, plus the applicable margins, subject in each case to an all-in interest rate floor of 5.50% per annum. As of September 30, 2017, approximately $213.1 million was outstanding under the Lion Term Loan and the weighted average borrowing rate was 5.8%.
Alon Partnership
Revolving Credit Facility
The Alon Partnership has a $240.0 million revolving credit facility (the “Alon Partnership Credit Facility”) that will mature on May 26, 2018. The Alon Partnership Credit Facility can be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility amount or the borrowing base amount under the facility. Borrowings under the Alon Partnership Credit Facility bear interest at LIBOR or base rate, at our election, plus the applicable margins.
The Alon Partnership Credit Facility is secured by a first priority lien on the Alon Partnership’s cash, accounts receivables, inventories and related assets and a second priority lien on the Alon Partnership’s fixed assets and other specified property.
At September 30, 2017, the weighted average borrowing rate was approximately 5.3%. Additionally, the Alon Partnership Credit Facility requires the payment of a quarterly fee on the average unused revolving commitment. As of September 30, 2017, this fee was 0.65% per year. As of September 30, 2017, the Alon Partnership had $100.0 million of outstanding borrowings under the credit facility, as well as letters of credit issued of $14.4 million. Unused credit commitments under the Alon Partnership Credit Facility, as of September 30, 2017, were $125.6 million.

Partnership Term Loan Credit Facility
The Alon Partnership has a $250.0 million term loan (the “Alon Partnership Term Loan”). The Alon Partnership Term Loan requires principal payments of $2.5 million per annum paid in equal quarterly installments until maturity in November 2018. The Alon Partnership Term Loan bears interest at a rate equal to the sum of (i) the Eurodollar rate (with a floor of 1.25% per annum) plus (ii) a margin of 8.0% per annum. At September 30, 2017, the weighted average borrowing rate was approximately 9.3% under the Alon Partnership Term Loan. As of September 30, 2017, the Alon Partnership Term Loan had an outstanding principal balance of $238.1 million,
The Alon Partnership Term Loan is secured by a first priority lien on all of the Alon Partnership’s fixed assets and other specified property, as well as on the general partner interest in the Alon Partnership held by the Alon General Partner, and a second priority lien on the Alon Partnership’s cash, accounts receivables, inventories and related assets.
Alon Convertible Senior Notes (share values in dollars)
In connection with the Delek/Alon Merger, Alon, New Delek and U.S. Bank National Association, as trustee (the “Trustee”) entered into a First Supplemental Indenture (the “Supplemental Indenture”), effective as of July 1, 2017, supplementing the Indenture, dated as of September 16, 2013 (the “Indenture”), pursuant to which Alon issued its 3.00% Convertible Senior Notes due 2018 (the “ Convertible Notes”) in the aggregate principal amount of $150.0 million, which were convertible into shares of Alon’s Common Stock, par value $0.01 per share or cash or a combination of cash and Alon Common Stock, at Alon's election, all as provided in the Indenture. The Supplemental Indenture provides that, as of the Effective Time, the right to convert each $1,000 principal amount of the Notes based on a number of shares of Alon Common Stock equal to the Conversion Rate (as defined in the Indenture) in effect immediately prior to the Mergers was changed into a right to convert each $1,000 principal amount of Notes into or based on a number of shares of New Delek Common Stock (at the exchange rate of 0.504), par value $0.01 per share, equal to the Conversion Rate in effect immediately prior to the Mergers. In addition, the Supplemental Indenture provides that, as of the Effective Time, New Delek fully and unconditionally guarantees, on a senior basis, Alon’s obligations under the Notes.
Interest on the Convertible Notes is payable in arrears in March and September of each year. Discount of $1.4 million was amortized to interest expense for the three months ended September 30, 2017, and the remaining discount of $5.3 million will be amortized through the September, 2018 maturity date. The Convertible Notes are not redeemable at our option prior to maturity. Under the terms of the Convertible Notes, the holders of the Convertible Notes cannot require us to repurchase all or part of the notes except for instances of a fundamental change, as defined in the indenture. The Convertible Notes do not contain any maintenance financial covenants.
The holders of the Convertible Notes may convert at any time after June 15, 2018 if our common stock is above the conversion price. The Convertible Notes may be converted into shares of New Delek Common Stock, into cash, or into a combination of cash and shares of New Delek Common Stock, at our election.
The conversion rate of the Convertible Notes is subject to adjustment upon the occurrence of certain events, including cash dividend adjustments, but will not be adjusted for any accrued and unpaid interest. As of September 30, 2017, the adjusted conversion rate was 74.3823 shares of Alon Common Stock per each $1,000 principal amount of Convertible Notes, equivalent to a per share conversion price for New Delek Common Stock of approximately $27, to reflect cash dividend adjustments and the merger stock exchange rate of 0.504 (for a post-Merger conversion ratio of 37.4887). As of September 30, 2017, there have been no conversions of the Convertible Notes.
The fair value of the conversion feature met the definition for recognition as a bifurcated equity instrument. As of September 30, 2017, the conversion feature equity instrument totaling $26.6 million is included in additional paid-in capital on the accompanying consolidated balance sheets.
Convertible Note Hedge Transactions
In connection with the Convertible Notes, we also have convertible note hedge transactions with respect to New Delek Common Stock (the “Purchased Options”) with the initial purchasers of the Convertible Notes (the “Hedge Counterparties”). The Purchased Options allow us to purchase up to approximately 5.6 million shares of New Delek Common Stock, subject to customary anti-dilution adjustments, that underlie the Convertible Notes sold in the offering. As of September 30, 2017, the Purchased Options had an adjusted strike price of approximately $27 per share of New Delek Common Stock. The Purchased Options will expire in September 2018.
The Purchased Options are intended to reduce the potential dilution with respect to our common stock upon conversion of the Convertible Notes, as well as offset any potential cash payments we are required to make in excess of the principal amount upon any conversion of the notes. The Purchased Options balance of $23.3 million has been included as a reduction of additional paid-in capital on the consolidated balance sheets.
The Purchased Options are separate transactions and are not part of the terms of the Convertible Notes and are excluded from classification as a derivative as the amount could be settled in our stock. Holders of the Convertible Notes do not have any rights with respect to the Purchased Options.

Warrant Transactions
In connection with the Convertible Notes offering, we also have warrant transactions (the “Warrants”), with the Hedge Counterparties. The Warrants allow the Hedge Counterparties to purchase up to approximately 5.6 million shares of New Delek Common Stock, subject to customary anti-dilution adjustments. As of September 30, 2017, the Warrants had an adjusted strike price of approximately $35 per share of New Delek Common Stock. The Warrants will be settled on a net-share basis and will expire in April 2019. As of September 30, 2017, Warrants totaling $14.3 million have been included in additional paid-in capital on the consolidated balance sheets.
The Warrants are separate transactions and are not part of the terms of the Convertible Notes and are excluded from classification as a derivative as the amount could be settled in our stock. Holders of the Convertible Notes do not have any rights with respect to the Warrants.
Alon Term Loan Credit Facilities
Alon Energy Term Loan
Alon has a Term Loan Agreement (“Alon Energy Term Loan”) in an original principal amount of $25.0 million, maturing in March 2019. The Alon Energy Term Loan requires monthly principal amortization payments of approximately $0.4 million each, commencing on June 1, 2014. Borrowings under this agreement incur interest at an annual rate equal to LIBOR plus a margin of 3.75%. We have pledged a portion of the Alon Partnership’s common units as collateral for the Alon Energy Term Loan. Additionally, Alon Assets, Inc. guarantees all obligations under the Alon Energy Term Loan.
At September 30, 2017, the weighted average borrowing rate was approximately 5.0% under the Alon Energy Term Loan, and this loan had an outstanding balance of approximately $7.7 million.
Alon Asphalt Term Loan
Alon has a term loan secured by a lien on certain of our asphalt terminals (“Alon Asphalt Term Loan”) in an original principal amount of $35.0 million. The Alon Asphalt Term Loan requires quarterly principal amortization payments of $3.9 million, commencing December 2018 until maturity in December 2020. The Alon Asphalt Term Loan bears interest at a rate equal to LIBOR plus a margin of 3.75% per annum. At September 30, 2017, the weighted average borrowing rate under this loan was approximately 5.0%, and the loan had an outstanding balance of $35.0 million.
Alon Energy Letter of Credit Facility
Alon has a Letter of Credit Facility (the “Alon Energy Letter of Credit Facility”) that is used for the issuance of standby letters of credit in an amount not to exceed $60.0 million. As collateral for the Alon Energy Letter of Credit Facility, we are required to pledge sufficient Alon Partnership common units with a collateral value of at least $100.0 million. Additionally, Alon Assets, Inc. (“Alon Assets”) is a guarantor under the Alon Energy Letter of Credit Facility. The Alon Energy Letter of Credit Facility matures November 2017.
At September 30, 2017, we had outstanding letters of credit under this facility of $24.8 million. Additionally, the Alon Energy Letter of Credit Facility requires the payment of a quarterly fee on the average unused commitment. As of September 30, 2017, this fee was 0.85% per year.
Retail Credit Facility
Alon Retail Credit Agreement
Alon wholly-owned subsidiaries Southwest Convenience Stores, LLC and Skinny’s LLC, (collectively, “Alon Retail”), have a credit agreement (“Alon Retail Credit Agreement”), maturing in March 2019. The Alon Retail Credit Agreement includes a term loan in an original principal amount of $110.0 million and a $10.0 million revolving credit facility. The Alon Retail Credit Agreement also includes an accordion feature that provides for incremental term loans up to $30.0 million. In August 2015, Alon borrowed $11.0 million using the accordion feature and amended the Alon Retail Credit Agreement to restore the undrawn amount of the accordion feature back to $30.0 million. The $11.0 million incremental term loan was used to fund Alon's acquisition of 14 convenience retail stores in New Mexico.
Borrowings under the Alon Retail Credit Agreement bear interest at LIBOR or base rate, at our election, plus an applicable margin, determined quarterly based upon Alon Retail’s leverage ratio. Principal payments on the term loan borrowings are made in quarterly installments based on a 15-year amortization schedule.
Obligations under the Alon Retail Credit Agreement are secured by a first priority lien on substantially all of the assets of Alon Retail.
The Alon Retail Credit Agreement requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2017, this fee was 0.45% per year. As of and during the period from the Delek/Alon Merger through September 30, 2017, Alon had no outstanding borrowings under the revolving portion of the credit facility. Unused credit commitments under the revolving credit line, as of September 30, 2017, were $10.0 million.
At September 30, 2017, the weighted average borrowing rate was approximately 3.7% under the term loan, and this loan had an outstanding balance of approximately $91.0 million.

Restrictive Covenants
Under the terms of our Wells ABL, DKL Revolver, DKL Notes, Reliant Bank Revolver, Lion Term Loan, Alon Partnership Credit Facility, Alon Partnership Term Loan, Alon Energy Term Loan, Alon Asphalt Term Loan, Alon Energy Letter of Credit Facility and Alon Retail Credit Agreement, we are required to comply with certain usual and customary financial and non-financial covenants. Further, although we were not required to comply with separate fixed charge coverage ratio financial covenants under the Wells ABL and the Lion Term Loan during the three and nine months ended September 30, 2017, we may be required to comply with these covenants at times when certain trigger thresholds are met, as defined in each of the Wells ABL and Lion Term Loan agreements. We believe we were in compliance with all covenant requirements under each of our credit facilities as of September 30, 2017.
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
Interest-Rate Derivative Instruments
Effective with the Delek/Alon Merger, we have assumed Alon's interest rate swap agreements, maturing March 2019, that effectively fix the variable LIBOR interest component of the term loans within the Alon Retail Credit Agreement. These interest rate swaps are accounted for as cash flow hedges. As of September 30, 2017, the aggregate notional amount under these agreements of $69.8 million covers approximately 77% of the outstanding principal of these term loans throughout the duration of the interest rate swaps. As of September 30, 2017, the outstanding principal of these term loans was approximately $91.0 million. See Note 16 for further information regarding the interest rate swap agreements.

9. Other Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	September 30, 2017	December 31, 2016
Prepaid expenses	$16.9	$14.0
Short-term derivative assets (see Note 16)	17.6	6.8
Income and other tax receivables	19.9	19.2
RINs Obligation surplus (see Note 15)	7.7	4.9
Other	20.3	4.4
Total	$82.4	$49.3

The detail of other non-current assets is as follows (in millions):

Other Non-Current Assets	September 30, 2017	December 31, 2016
Prepaid tax asset	$57.0	$59.5
Deferred financing costs	6.5	8.2
Long-term income tax receivables	2.1	7.5
Supply and Offtake receivable	46.3	—
Long-term derivative assets (see Note 15)	0.1	—
Other	8.8	5.5
Total	$120.8	$80.7

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	September 30, 2017	December 31, 2016
Income and other taxes payable	$81.5	$115.7
Short-term derivative liabilities (see Note 16)	40.8	26.1
Interest payable	14.1	9.6
Employee costs	36.6	7.3
Environmental liabilities (see Note 17)	7.3	1.0
Product financing agreements	130.3	6.0
RINs Obligation deficit (see Note 15)	39.7	25.6
Other	89.4	38.5
Total	$439.7	$229.8
The detail of other non-current liabilities is as follows (in millions):

Other Non-Current Liabilities	September 30, 2017	December 31, 2016
Pension and other postemployment benefit liabilities, net (see Note 18)	$36.0	$—
Long-term derivative liabilities (see Note 16)	1.5	17.3
Other	0.6	8.7
Total	$38.1	$26.0

10. Stockholders' Equity
Changes to equity during the nine months ended September 30, 2017 are presented below (in millions, except per share amounts):

	Delek Stockholders' Equity	Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
Balance at December 31, 2016	$991.9	$190.6	$1,182.5
Net income	77.7	19.8	97.5
Net unrealized gain on cash flow hedges, net of income tax expense of $11.2 million and ineffectiveness gain of $0.5 million	20.9	—	20.9
Other comprehensive income from equity method investments, net of income tax effect of $2.2 million (1)	4.1	—	4.1
Other comprehensive income related to postretirement benefit plans	0.8	—	0.8
Other comprehensive income related to interest rate contracts	0.1	—	0.1
Common stock dividends ($0.45 per share)	(31.3)	—	(31.3)
Issuance of equity in connection with Delek/Alon Merger	407.4	123.3	530.7
Distributions to non-controlling interests	—	(23.8)	(23.8)
Equity-based compensation expense	12.0	0.6	12.6
Repurchase of common stock	—	(7.3)	(7.3)
Taxes due to the net settlement of equity-based compensation	(2.7)	—	(2.7)
Other	(0.5)	—	(0.5)
Balance at September 30, 2017	$1,480.4	$303.2	$1,783.6

(1) Includes reversal of $4.1 million of accumulated other comprehensive loss related to the pre-Merger equity method investment in Alon.

Dividends
During the nine months ended September 30, 2017, our Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Record Date	Payment Date
February 27, 2017	$0.15	March 15, 2017	March 29, 2017
May 8, 2017	$0.15	May 23, 2017	June 2, 2017
August 1, 2017	$0.15	August 23, 2017	September 13, 2017

Stock Repurchase Program
In December 2016, our Board of Directors authorized a share repurchase program for up to $150.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. There were no shares repurchased during the three and nine months ended September 30, 2017.

11. Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), companies are required to apply an estimated annual tax rate to interim period results on a year-to-date basis; however, the estimated annual tax rate should not be applied to interim financial results if a reliable estimate cannot be made.  In this situation, the interim tax rate should be based on actual year-to-date results.  Based on our current projections, which have fluctuated as a result of changes in crude oil prices and the related crack spreads, we believe that using actual year-to-date results to compute our effective tax rate will produce a more reliable estimate of our tax expense or benefit.  As such, we recorded a tax provision for the three and nine months ended September 30, 2017 and 2016 based on actual year-to-date results, in accordance with ASC 740.
Our effective tax rate was 53.0% and 52.3% for the three and nine months ended September 30, 2017, respectively, compared to 38.7% and 42.2% for the three and nine months ended September 30, 2016, respectively. The change in our effective tax rate in the three and nine months ended September 30, 2017 was primarily due to the reversal of the deferred tax asset for the equity method investment in Alon.
12. Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 Long-Term Incentive Plans
Compensation expense for the 2006 and 2016 Long-Term Incentive Plans' equity-based awards amounted to $3.5 million ($2.3 million, net of taxes) and $10.5 million ($6.8 million, net of taxes) for the three and nine months ended September 30, 2017, respectively, and $3.8 million ($2.5 million, net of taxes) and $11.2 million ($7.3 million, net of taxes) for the three and nine months ended September 30, 2016, respectively. These amounts, excluding amounts related to discontinued operations of $0.4 million and $1.2 million for the three and nine months ended September 30, 2016, are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of September 30, 2017, there was $23.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.
We issued 57,149 and 257,602 shares of common stock as a result of exercised stock options, stock appreciation rights, and vested restricted stock units during the three and nine months ended September 30, 2017, respectively, and 49,718 and 122,350 shares during the three and nine months ended September 30, 2016, respectively. These amounts do not include shares withheld to satisfy employee tax obligations related to the exercises and vestings. Such withheld shares totaled 48,286 and 200,026 shares during the three and nine months ended September 30, 2017, respectively, and 29,621 and 57,200 shares during the three and nine months ended September 30, 2016, respectively.
Alon USA Energy, Inc. 2005 Long-Term Incentive Plan
In connection with the Delek/Alon Merger, Delek assumed the Alon USA Energy, Inc. Second Amended and Restated 2005 Incentive Compensation Plan (“the Alon Incentive Plan”) as a component of its overall executive incentive compensation program. The Alon Incentive Plan permits the granting of awards to Alon's officers and key employees in the form of options to purchase common stock, stock appreciation rights, restricted shares of common stock, restricted common stock units, performance shares, performance units and senior executive plan bonuses. Effective with the Delek/Alon Merger, all contractually unvested share-based awards were converted into share-based awards denominated in New Delek Common Stock. Committed but unissued share-based awards were exchanged and converted into rights to receive share-based awards indexed to New Delek Common Stock.
Compensation expense for the Alon Incentive Plan equity-based awards amounted to $0.6 million ($0.4 million, net of taxes) for the three months ended September 30, 2017. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of September 30, 2017, there was $10.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.9 years.
Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
Compensation expense for Delek Logistics GP equity-based awards was $0.4 million ($0.3 million, net of taxes) and $1.3 million ($0.8 million, net of taxes) for the three and nine months ended September 30, 2017, respectively, and $0.4 million ($0.3 million, net of taxes) and $1.3 million ($0.8 million, net of taxes) for the three and nine months ended September 30, 2016, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of September 30, 2017, there was $0.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.2 years.
Alon USA Partners, LP 2012 Long-Term Incentive Plan
Non-employee directors of the Alon Partnership, who are designated by Alon’s directors, are awarded an annual grant of $25,000 in restricted common units, which vest over a period of three years, assuming continued service at vesting.
Compensation expense for the Alon Partnership restricted units amounted to a nominal amount for the three months ended September 30, 2017. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.

As of September 30, 2017, there was $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.3 years.

13. Earnings (Loss) Per Share
Basic and diluted earnings per share are computed by dividing net income (loss) by the weighted average common shares outstanding. The common shares used to compute Delek’s basic and diluted earnings (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average common shares outstanding	80,581,762	61,834,968	68,272,918	61,931,040
Dilutive effect of equity instruments	663,643	—	703,056	—
Weighted average common shares outstanding, assuming dilution	81,245,405	61,834,968	68,975,974	61,931,040
Outstanding common share equivalents totaling 3,996,185 and 4,006,310 were excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2017, respectively, and 2,984,667 and 2,953,971 for the three and nine months ended September 30, 2016, respectively, as these common share equivalents did not have a dilutive effect under the treasury stock method. These amounts include outstanding common share equivalents totaling 324,574 and 241,958 for the three and nine months ended September 30, 2016 that were excluded from the diluted earnings per share calculation due to the net loss.
14. Segment Data
Prior to August 2016, we aggregated our operating units into three reportable segments: refining, logistics and retail. However, in August 2016, Delek entered into a Purchase Agreement to sell the Retail Entities, which consisted of all of the retail segment at that time and a portion of the corporate, other and eliminations segment, to COPEC. As a result of the Purchase Agreement, we met the requirements of ASC 205-20 and ASC 360 to report the results of the Retail Entities as discontinued operations and to classify the Retail Entities as a group of assets held for sale. The Retail Entities were sold in November 2016. The operating results for the Retail Entities, in all periods up until and including the date of the sale, were reclassified to discontinued operations and are no longer reported as part of Delek's retail segment.
Effective with the Delek/Alon Merger July 1, 2017 (see Note 2), Delek's retail segment now includes the operations of Alon's approximately 300 owned and leased convenience store sites located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel under the Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery (which is owned by the Alon Partnership), which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information.
Our corporate activities, results of certain immaterial operating segments, including Alon's asphalt terminal operations effective with the Delek/Alon Merger, our equity method investment in Alon prior to the Delek/Alon Merger, as well as any discontinued operations, and intercompany eliminations are reported in the corporate, other and eliminations segment. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of the reportable segments based on the segment contribution margin. Segment contribution margin is defined as net sales less cost of sales and operating expenses, excluding depreciation and amortization. Operations which are not specifically included in the reportable segments are included in the corporate and other category, which primarily consists of operating expenses, depreciation and amortization expense and interest income and expense associated with our discontinued operations and with our corporate headquarters.
The refining segment processes crude oil and other purchased feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. Prior to the Delek/Alon Merger, the refining segment had a combined nameplate capacity of 155,000 bpd, including the 75,000 bpd Tyler refinery and the 80,000 bpd El Dorado refinery. The refining segment also owns and operates two biodiesel facilities involved in the production of biodiesel fuels and related activities. Effective with the Delek/Alon Merger, our refining segment now also includes the operations of a sour crude oil refinery located in Big Spring, Texas with a nameplate capacity of 73,000 bpd, a light sweet crude oil refinery located in Krotz Springs, Louisiana with a nameplate capacity of 74,000 bpd, and a heavy crude oil refinery located in Bakersfield, California. The Bakersfield, California refinery has not processed crude oil since 2012 due to the high cost of crude oil relative to product yield and low asphalt demand. Alon's petroleum-based products are marketed primarily in the South Central, Southwestern and Western regions of the United States and also ships and sells gasoline into wholesale markets in the Southern and Eastern United States. Motor fuels are sold under the Alon brand through various terminals to supply Alon branded retail sites, including our retail segment convenience stores. In addition, Alon sells motor fuels through its wholesale distribution network on an unbranded basis.
Our refining segment has a services agreement with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold at the Tyler refinery and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services. This intercompany transaction fee was $5.2 million and $14.8 million during the three and nine months ended September 30, 2017, respectively, and $4.1 million and $12.2 million during the three and nine months ended September 30, 2016, respectively. Additionally, the refining segment pays crude transportation, terminalling and storage fees to the logistics segment for the utilization of pipeline, terminal and storage assets. These fees were $33.3 million and $97.5 million during the three and nine months ended September 30, 2017, respectively, and $30.4 million and $92.1 million during the three and nine months ended September 30, 2016, respectively. The logistics segment also sold $1.4 million and $3.9 million of Renewable Identification Numbers ("RINs") to the refining segment during the three and nine months ended September 30, 2017, respectively, and $1.8 million and $4.7 million during the three and nine months ended September 30, 2016, respectively. The refining segment recorded sales and fee revenues from the logistics segment of $10.0 million and $27.1 million during the three and nine months ended September 30, 2017, and recorded sales and fee revenues from the logistics segment and the Retail Entities, the operations of which are included in discontinued operations, in the amount of $78.1 million and $266.6 million during the three and nine months ended September 30, 2016. Refined products purchased from Alon by the logistics segment subsequent to the Delek/Alon Merger totaled $0.8 million during the three months ended September 30, 2017. Also subsequent to the Delek/Alon Merger, the logistics segment sold refined products of $0.2 million during the three months ended September 30, 2017 to Alon. Intercompany fees and sales for the refining segment include the revenues from the sale of products to the retail segment of $90.6 million and sales of asphalt to Delek's other category of $7.7 million during the three months ended September 30, 2017. All inter-segment transactions have been eliminated in consolidation.
Our logistics segment owns and operates crude oil and refined products logistics and marketing assets. The logistics segment generates revenue and contribution margin by charging fees for gathering, transporting and storing crude oil and for marketing, distributing, transporting and storing intermediate and refined products.
Delek's other category in the following tables, subsequent to the Delek/Alon Merger, includes the operations of the Paramount, California and Long Beach, California heavy crude oil refineries, which have not processed crude oil since 2012, and a majority ownership interest in a renewable fuels facility in California, which has a throughput capacity of 3,000 bpd and converts tallow and vegetable oils into renewable fuels. The produced renewable fuels are drop-in replacements for petroleum-based fuels. The renewable fuels facility generates both state and federal environmental credits as well as the federal blender’s tax credit, when effective. The renewable fuels facility is inside the Paramount refinery and utilizes the refinery’s infrastructure, including electrical and other utility systems, tanks, and product blending and loading facilities. As a result of Delek management's committing to a plan to sell 100% of its equity interests in the California Discontinued Entities, we met the requirements under ASC 205-20 and ASC 360 to report the results of those operations as discontinued operations and to classify the applicable assets as a group of assets held for sale.
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended September 30, 2017
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$2,005.5	$90.6	$213.9	$(59.1)	$2,250.9
Intercompany fees and sales	108.3	40.1	—	(57.8)	90.6
Operating costs and expenses:
Cost of goods sold	1,823.2	89.1	174.6	(98.8)	1,988.1
Operating expenses	110.5	10.7	25.8	6.2	153.2
Segment contribution margin	$180.1	$30.9	$13.5	$(24.3)	200.2
General and administrative expenses					61.8
Depreciation and amortization					46.9
Other operating expense, net					0.7
Operating income					$90.8
Total assets (2)	$4,269.0	$422.9	$371.8	$505.4	$5,569.1
Capital spending (excluding business combinations) (3)	$47.6	$3.8	$10.6	$6.5	$68.5

	Nine Months Ended September 30, 2017
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$4,240.9	$270.5	$213.9	$(61.6)	$4,663.7
Intercompany fees and sales	125.4	116.4	—	(151.2)	90.6
Operating costs and expenses:
Cost of goods sold	3,888.5	266.7	174.6	(148.2)	4,181.6
Operating expenses	212.9	31.0	25.8	6.8	276.5
Segment contribution margin	$264.9	$89.2	$13.5	$(71.4)	296.2
General and administrative expenses					115.8
Depreciation and amortization					105.4
Other operating expense, net					1.0
Operating income					$74.0
Capital spending (excluding business combinations) (3)	$69.6	$8.7	$10.6	$9.8	$98.7

	Three Months Ended September 30, 2016
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$935.1	$71.2	$—	$—	$1,006.3
Intercompany fees and sales(1)	78.1	36.3	—	(40.8)	73.6
Operating costs and expenses:
Cost of goods sold	923.7	73.5	—	(31.6)	965.6
Operating expenses	51.7	9.2	—	0.1	61.0
Segment contribution margin	$37.8	$24.8	$—	$(9.3)	53.3
General and administrative expenses					24.9
Depreciation and amortization					29.0
Other operating expense					2.2
Operating loss					$(2.8)
Total assets(2)	$1,854.3	$393.2	$—	$772.0	$3,019.5
Capital spending (excluding business combinations)(3)	$7.5	$3.2	$—	$0.1	$10.8

	Nine Months Ended September 30, 2016
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net sales (excluding intercompany fees and sales)	$2,651.6	$214.4	$—	$0.5	$2,866.5
Intercompany fees and sales(1)	266.6	109.0	—	(128.8)	246.8
Operating costs and expenses:
Cost of goods sold	2,675.1	213.4	—	(81.8)	2,806.7
Operating expenses	159.6	28.4	—	(0.2)	187.8
Insurance proceeds - business interruption	(42.4)	—		—	(42.4)
Segment contribution margin	$125.9	$81.6	$—	$(46.3)	161.2
General and administrative expenses					77.5
Depreciation and amortization					86.6
Other operating expense					2.2
Operating loss					$(5.1)
Capital spending (excluding business combinations)(3)	$14.4	$5.1	$—	$4.7	$24.2

(1)
Intercompany fees and sales for the refining segment include revenues from the Retail Entities of $73.6 million and $246.8 million during the three and nine months ended September 30, 2016, respectively, the operations of which are reported in discontinued operations.

(2)	Assets held for sale of $167.2 million and $471.5 million are included in the corporate, other and eliminations segment as of September 30, 2017 and September 30, 2016, respectively.

(3)
Capital spending excludes capital spending associated with the California Discontinued Entities of $0.4 million and the asset acquisition of pipeline assets totaling $12.1 million for the three and nine months ended September 30, 2017. Capital spending excludes capital spending associated with the Retail Entities of $6.0 million and $12.2 million during the three and nine months ended September 30, 2016, respectively.

Property, plant and equipment and accumulated depreciation as of September 30, 2017 and depreciation expense by reporting segment for the three and nine months ended September 30, 2017 are as follows (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$2,079.9	$357.5	$155.2	$140.3	$2,732.9
Less: Accumulated depreciation	(437.8)	(106.9)	(3.4)	(37.1)	(585.2)
Property, plant and equipment, net	$1,642.1	$250.6	$151.8	$103.2	$2,147.7
Depreciation expense for the three months ended September 30, 2017	$31.6	$5.2	$3.3	$4.5	$44.6
Depreciation expense for the nine months ended September 30, 2017	$75.1	$15.6	$3.3	$8.4	$102.4
In accordance with ASC 360, Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment of our property, plant and equipment as of September 30, 2017.
15. Fair Value Measurements
The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of Delek’s assets and liabilities that fall under the scope of ASC 825, Financial Instruments ("ASC 825").
Delek applies the provisions of ASC 820, Fair Value Measurements ("ASC 820"), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to our commodity and interest rate derivatives that are measured at fair value on a recurring basis. The standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material to our financial statements at this time.

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
On March 1, 2017, the El Dorado refinery received approval from the EPA for a small refinery exemption from the requirements of the renewable fuel standard for the 2016 calendar year. This waiver resulted in a reduction of our RINs Obligation and related cost of goods sold of approximately $47.5 million for the nine months ended September 30, 2017.
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
We have elected to account for our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option, we can achieve an accounting result similar to a fair value hedge without having to follow the complex hedge accounting rules. Our J. Aron step-out liability is categorized as Level 2, and is measured at fair value using market prices for the consigned crude oil and refined products we are required to repurchase from J. Aron at the end of the term of the Supply and Offtake Agreement. The J. Aron step-out liability is presented in the Obligation under Supply and Offtake Agreement line item of the our condensed consolidated balance sheet as of September 30, 2017. The December 31, 2016 balance in Obligation under Supply and Offtake Agreement includes the J. Aron step-out liability, net of a $20.2 million holdback deposit, which is not eligible for the fair value option. Such deposit was classified as current and presented as an offset to the current liability because the contract had not been renewed as of that date. Gains (losses) related to the change in fair value were recorded as a component of cost of goods sold in the consolidated statements of income.

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at September 30, 2017 and December 31, 2016, was as follows (in millions):

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$104.6	$—	$104.6
RIN commitment contracts	—	0.5	—	0.5
RINs Obligation surplus	—	7.7	—	7.7
Total assets	—	112.8	—	112.8
Liabilities
OTC commodity swaps	—	(133.0)	—	(133.0)
Interest rate derivatives	—	(1.3)	—	(1.3)
RIN commitment contracts	—	(11.7)	—	(11.7)
RINs Obligation deficit	—	(39.7)	—	(39.7)
J. Aron step-out liability	—	(386.7)	—	(386.7)
Total liabilities	—	(572.4)	—	(572.4)
Net liabilities	$—	$(459.6)	$—	$(459.6)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
OTC commodity swaps	$—	$53.1	$—	$53.1
RINs Obligation surplus	—	4.9	—	4.9
Total assets	—	58.0	—	58.0
Liabilities
OTC commodity swaps	—	(103.6)	—	(103.6)
RIN commitment contracts	—	(0.8)	—	(0.8)
RINs Obligation deficit	—	(25.6)	—	(25.6)
J. Aron step-out liability	—	(144.8)	—	(144.8)
Total liabilities	—	(274.8)	—	(274.8)
Net liabilities	$—	$(216.8)	$—	$(216.8)
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of September 30, 2017 and December 31, 2016, $16.3 million and $14.7 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 16 for further information regarding derivative instruments.

16. Derivative Instruments

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

We primarily utilize OTC commodity swaps, generally with maturity dates of three years or less, and interest rate swap and cap agreements to achieve these objectives. OTC commodity swap contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date. Interest rate swap and cap agreements economically hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate. Effective with the Delek/Alon Merger, we have interest rate swap agreements, maturing March 2019, that effectively fix the variable LIBOR interest component of the term loans within the Alon Retail Credit Agreement. The aggregate notional amount under these agreements covers approximately 77% of the outstanding principal of these term loans throughout the duration of the interest rate swaps. See Note 8 for further information. At this time, we do not believe there is any material credit risk with respect to the counterparties to these contracts.
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

In accordance with ASC 815, certain of our OTC commodity swap contracts and our interest rate agreements have been designated as cash flow hedges and the effective portion of the change in fair value between the execution date and the end of period has been recorded in other comprehensive income. The effective portion of the fair value of these contracts is recognized in income at the time the positions are closed and the hedged transactions are recognized in income.

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

The following table presents the fair value of our derivative instruments as of September 30, 2017 and December 31, 2016. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 15 for further information regarding the fair value of derivative instruments (in millions):

		September 30, 2017		December 31, 2016
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	$85.2	$(82.0)	$37.4	$(30.6)
OTC commodity swaps(1)	Other current liabilities	14.6	(23.4)	14.4	(35.2)
OTC commodity swaps(1)	Other long term assets	1.1	(1.1)	—	—
OTC commodity swaps(1)	Other long term liabilities	3.7	(3.9)	—	—
RIN commitment contracts(2)	Other current assets	0.5	—	—	—
RIN commitment contracts(2)	Other current liabilities	—	(11.7)	—	(0.8)

Derivatives designated as hedging instruments:
OTC commodity swaps(1)	Other current assets	—	—	0.1	(2.5)
OTC commodity swaps(1)	Other current liabilities	—	(22.6)	1.2	(18.0)
OTC commodity swaps(1)	Other long term assets	—	—	—	—
OTC commodity swaps(1)	Other long term liabilities	—	—	—	(17.3)
Interest rate derivatives	Other long term liabilities	—	(1.3)	—	—
Total gross fair value of derivatives		$105.1	$(146.0)	$53.1	$(104.4)
Less: Counterparty netting and cash collateral(3)		86.8	(103.1)	46.3	(61.0)
Less: Amounts subject to master netting arrangements that are not netted on the balance sheet		0.1	(0.1)	—	—
Total net fair value of derivatives		$18.2	$(42.8)	$6.8	$(43.4)

(1)
As of September 30, 2017 and December 31, 2016, we had open derivative positions representing 44,728,393 barrels and 9,348,000 barrels, respectively, of crude oil and refined petroleum products. Of these open positions, contracts representing 575,000 barrels and 3,392,000 barrels were designated as cash flow hedging instruments as of September 30, 2017 and December 31, 2016, respectively.

(2)	As of September 30, 2017 and December 31, 2016, we had open RIN contracts representing 443,756,545 and 36,750,000 RINs, respectively.

(3)	As of September 30, 2017 and December 31, 2016, $16.3 million and $14.7 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Total losses on our commodity derivatives and RIN commitment contracts recorded in cost of goods sold on the condensed consolidated statements of income for the three and nine months ended September 30, 2017 and 2016 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gains (losses) on commodity derivatives not designated as hedging instruments	$(15.5)	$3.2	$(5.6)	$(9.5)
Realized losses reclassified out of OCI on commodity derivatives designated as cash flow hedging instruments	1.0	(7.0)	(38.5)	(21.3)
Gains recognized on commodity derivatives due to cash flow hedging ineffectiveness	0.1	2.2	0.5	2.7
Total	$(14.4)	$(1.6)	$(43.6)	$(28.1)

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2017 or 2016. As of September 30, 2017 and December 31, 2016, losses of $4.7 million and $16.2 million, respectively, on cash flow hedges, net of tax, primarily related to future purchases of crude oil and the associated sale of finished grade fuel, remained in accumulated other comprehensive income. Losses of $0.7 million and $25.0 million, net of tax, on settled commodity contracts were reclassified into cost of goods sold in the condensed consolidated statements of income during the three and nine months ended September 30, 2017, respectively. Losses of $4.5 million and $13.9 million, net of tax, on settled commodity contracts were reclassified into cost of goods sold in the condensed consolidated statements of income during the three and nine months ended September 30, 2016, respectively. We estimate that $7.2 million of deferred losses related to commodity cash flow hedges will be reclassified into cost of goods sold over the next 12 months as a result of hedged transactions that are forecasted to occur. As of September 30, 2017, gains of $0.1 million, net of tax, related to the interest rate cash flow hedges, remained in accumulated other comprehensive income. We estimate that a nominal amount of deferred gains related to interest rate cash flow hedges will be reclassified into interest expense over the next 12 months as a result of hedged transactions that are forecasted to occur. Related to Alon's interest rate swap cash flow hedges, we recognized $0.1 million in interest expense on the condensed consolidated statements of income, and there was no cash flow hedge ineffectiveness for the three months ended September 30, 2017. There are no interest rate derivatives that are not designated as hedging instruments.
For the nine months ended September 30, 2017 and September 30, 2016, there were no amounts reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting.
17. Commitments and Contingencies
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

One of our Alon subsidiaries was party to a lawsuit alleging breach of contract pertaining to an asphalt supply agreement. During the three months ended September 30, 2017, we reached a settlement on this matter which was included in accrued liabilities in purchase accounting as part of the fair value of the liabilities assumed in the Delek/Alon Merger.
Self-insurance
Delek is self-insured for workers’ compensation claims up to a $1.0 million deductible on a per-accident basis. We self-insure for general liability claims up to $4.0 million on a per-occurrence basis. We self-insure for auto liability up to a $1.0 million deductible on a per-accident basis for claims incurred in recent periods, and up to a $4.0 million deductible for remaining claims from certain prior periods.

We have umbrella liability insurance available to each of our segments in an amount determined reasonable by management.
Environmental, Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by various agencies, including the EPA, the United States Department of Transportation, the Occupational Safety and Health Administration, as well as numerous state, regional and local environmental, safety and pipeline agencies.
These laws and regulations govern the discharge of materials into the environment, waste management practices, pollution prevention measures and the composition of the fuels we produce, as well as the safe operation of our plants and pipelines and the safety of our workers and the public. Numerous permits or other authorizations are required under these laws and regulations for the operation of our refineries, biodiesel facilities, terminals, pipelines, underground storage tanks ("USTs"), trucks, rail cars and related operations, and may be subject to revocation, modification and renewal.
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
Our recently acquired Big Spring refinery has been negotiating an agreement with EPA for over 10 years under EPA’s National Petroleum Refinery Initiative regarding alleged historical violations of the federal Clean Air Act. A Consent Decree resolving these alleged historical violations for the Big Spring refinery was lodged with the United States District Court for the Northern District of Texas on June 6, 2017, and we expect that Consent Decree to become final later this year. If finalized, the Consent Decree will require payment of a $0.5 million civil penalty and capital expenditures for pollution control equipment that may be significant over the next 5 years.
As of September 30, 2017, we have recorded an environmental liability of approximately $77.1 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at the Tyler, El Dorado, Big Spring, Krotz Springs and California refineries as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the refineries and terminals prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. We expect approximately $0.1 million of this amount to be reimbursable by a prior owner of the El Dorado refinery, which we have recorded in other current assets in our condensed consolidated balance sheet as of September 30, 2017. We expect approximately $2.9 million of this amount to be reimbursable by a prior owner of certain assets associated with the Paramount refinery, and have recorded $0.6 million in other current assets and $2.3 million in other non-current assets in our condensed consolidated balance sheet as of September 30, 2017.
Approximately $7.3 million of the total liability is expected to be expended over the next 12 months with most of the balance expended by 2046. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in additional remediation liabilities.
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
Letters of Credit
As of September 30, 2017, we had in place letters of credit totaling approximately $146.0 million with various financial institutions securing obligations primarily with respect to our commodity purchases for the refining segment, our gasoline and diesel purchases for the logistics segment and our workers’ compensation and auto liability self-insurance programs. No amounts were drawn by beneficiaries of these letters of credit at September 30, 2017.

Operating Leases
Delek leases buildings, equipment and corporate office space under agreements expiring at various dates through 2035 after considering available renewal options. Many of these leases contain renewal options and require Delek to pay executory costs (such as property taxes, maintenance and insurance).

Updated for the effects of the Delek/Alon Merger, the following is our estimate of future minimum lease payments for operating leases having remaining noncancelable terms in excess of one year as of September 30, 2017 (in millions):

4th Quarter 2017	$11.6
2018	38.9
2019	22.2
2020	13.7
2021	9.9
Thereafter	34.6
Total future minimum lease payments	$130.9

18. Employees

Workforce Update
Approximately 134 employees who work at our Big Spring refinery are covered by a collective bargaining agreement that expires April 1, 2019. None of the other employees of Alon are represented by a union.
Retirement Plans Update
Effective with the Delek/Alon Merger (see Note 2), we now have four defined benefit pension plans covering substantially all of Alon's employees, excluding employees of the retail segment. The benefits are based on years of service and the employee’s final average monthly compensation. Our funding policy is to contribute annually no less than the minimum required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those benefits expected to be earned in the future. The plans were frozen for non-union employees effective September 30, 2017.
The components of net periodic benefit cost related to our benefit plans for the three months ended September 30, 2017 consisted of the following:

Components of net periodic benefit cost:
Service cost	$1.0
Interest cost	1.3
Expected return on plan assets	(1.4)
Recognition due to curtailment	(6.1)
Net periodic benefit cost	$(5.2)
Net periodic benefit costs are included as part of general and administrative expenses in the accompanying condensed consolidated statements of income.
Our contributions to these pension plans during the three months ended September 30, 2017 were $5.3 million, and we expect to contribute $0.7 million to these pension plans during the remainder of 2017.
Our overall expected long-term rate of return on assets, effective with the Delek/Alon merger, is 7.45%.
Also, effective with the Delek/Alon Merger, our 401(k) savings plans are available to eligible Alon employees, for which contributions are matched up at varying levels ranging from 4.5% to 8% of eligible compensation.

Postretirement Medical Plan

In addition to providing pension benefits, Alon has an unfunded postretirement medical plan covering certain health care and life insurance benefits for certain employees of Alon, that retired prior to January 2, 2017, who met eligibility requirements in the plan documents. This plan is closed to new participants. The health care benefits in excess of certain limits are insured.

19. Subsequent Events
Planned Acquisition of Non-controlling Interest in Alon Partnership
On November 8, 2017, Delek and the Alon Partnership entered into a definitive merger agreement under which Delek will acquire all of the outstanding limited partner units which Delek does not already own in an all-equity transaction. Delek currently owns approximately 51.0 million limited partner units of the Alon Partnership, or approximately 81.6% of the outstanding units. Under terms of the merger agreement, the owners of the remaining outstanding units in the Alon Partnership that Delek does not currently own will receive a fixed exchange ratio of 0.49 Delek shares for each limited partner unit of the Alon Partnership. This transaction was approved by all voting members of the board of directors of the general partner of the Alon Partnership upon the recommendation from its conflicts committee and by the board of directors of Delek. This transaction is expected to close in the first quarter of 2018.
Dividend Declaration
On November 7, 2017, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share of our common stock, payable on December 15, 2017 to shareholders of record on November 22, 2017.

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
In January 2017, we announced that Delek US Holdings, Inc. (and various related entities) had entered into an Agreement and Plan of Merger with Alon USA Energy, Inc. (NYSE: ALJ) ("Alon"), as subsequently amended on February 27 and April 21, 2017 (as so amended, the "Merger Agreement"). The related Merger (the "Merger" or the "Delek/Alon Merger") was effective July 1, 2017 (the “Effective Time”), resulting in a new post-combination consolidated registrant renamed as Delek US Holdings, Inc. (“New Delek”), with Alon and the previous Delek US Holdings, Inc. (“Old Delek”) surviving as wholly-owned subsidiaries. New Delek is the successor issuer to Old Delek and Alon pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. In addition, as a result of the Delek/Alon Merger, the shares of common stock of Old Delek and Alon were delisted from the New York Stock Exchange in July 2017, and their respective reporting obligations under the Exchange Act were terminated. Concurrently, the shares of common stock of New Delek began trading under Old Delek's former ticker symbol, "DK." Prior to July 1, 2017, Old Delek owned a non-controlling equity interest of approximately 47% of the outstanding shares (the "ALJ Shares") in Alon. Alon is a refiner and marketer of petroleum products, operating primarily in the south central, southwestern and western regions of the United States. Alon owns 100% of the general partner and 81.6% of the limited partner interests in Alon USA Partners, LP (NYSE: ALDW), which owns a crude oil refinery in Big Spring, Texas with a crude oil throughput capacity of 73,000 bpd and an integrated wholesale marketing business. In addition, Alon directly owns a crude oil refinery in Krotz Springs, Louisiana with a crude oil throughput capacity of 74,000 bpd. Alon also owns crude oil refineries in California, which have not processed crude oil since 2012. Alon is a marketer of asphalt, which it distributes through asphalt terminals located predominantly in the southwestern and western United States. Alon is the largest 7-Eleven licensee in the United States and operates approximately 300 convenience stores which market motor fuels primarily in central and west Texas and New Mexico.
Unless otherwise noted or the context requires otherwise, the terms "we," "our," "us," "Delek" and the "Company" are used in this report to refer to Old Delek and its consolidated subsidiaries for the periods prior to July 1,2017, and New Delek and its consolidated subsidiaries for the periods on or after July 1, 2017.
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

•	our ability to execute our strategy of growth through acquisitions and the transactional risks inherent in such acquisitions;

•	acquired assets may suffer a diminishment in fair value, which may require us to record a write-down or impairment;

•	liabilities related to, and the effects of, the sale of the Retail Entities (as defined below);

•	reliability of our operating assets;

•	competition;

•	changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments;

•	diminution in value of long-lived assets may result in an impairment in the carrying value of the assets on our balance sheet and a resultant loss recognized in the statement of operations;

•	general economic and business conditions affecting the southern, southwestern and western United States;

•	volatility under our derivative instruments;

•	deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties);

•	unanticipated increases in cost or scope of, or significant delays in the completion of, our capital improvement and periodic turnaround projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels or costs;

•	changes in our ability to continue to access the credit markets;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends, loans or other cash distributions to us;

•	seasonality;

•	acts of terrorism aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	changes in the cost or availability of transportation for feedstocks and refined products; and

•	other factors discussed under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and in our other filings with the SEC.
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
Executive Summary and Strategic Overview
Business Overview
We are an integrated downstream energy business focused on petroleum refining, the transportation, storage and wholesale distribution of crude oil, intermediate and refined products and convenience store retailing. Prior to August 2016, we aggregated our operating units into three reportable segments: refining, logistics and retail. However, in August 2016, we entered into a definitive equity purchase agreement to sell 100% of the equity interests in Delek's wholly-owned subsidiaries MAPCO Express, Inc., MAPCO Fleet, Inc., Delek Transportation, LLC, NTI Investments, LLC and GDK Bearpaw, LLC (collectively, the “Retail Entities”), the assets of which comprised our retail segment at that time (the “Retail Transaction”). The Retail Transaction closed in November 2016.

Effective with the Delek/Alon Merger July 1, 2017, Delek's retail segment now includes the operations of Alon's approximately 300 owned and leased convenience store sites located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel under the Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information.
Our corporate activities, results of certain immaterial operating segments (including our asphalt terminal operations effective with the Delek/Alon Merger), our non-controlling equity interest of approximately 47% of the outstanding shares in Alon (which was accounted for as an equity method investment) prior to the Delek/Alon Merger and intercompany eliminations are reported in the corporate, other and eliminations segment. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of the reportable segments based on the segment contribution margin.
In regards to the aforementioned asphalt operations, we own or operate 10 asphalt terminals located in Texas (Big Spring), Washington (Richmond Beach), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Arizona (Phoenix) as well as asphalt terminals in which we own a 50% interest located in Fernley, Nevada, and Brownwood, Texas. The operations in which we have a 50% interest are recorded under the equity method of accounting. We purchase non-blended asphalt from third parties in addition to non-blended asphalt produced at the Big Spring refinery. We market asphalt through our terminals as blended and non-blended asphalt. Sales of asphalt are seasonal with the majority of sales occurring between May and October.
Prior to the Delek/Alon Merger, the refining segment operated refineries in Tyler, Texas (the "Tyler refinery") and El Dorado, Arkansas (the "El Dorado refinery") with a combined design crude throughput (nameplate) capacity of 155,000 barrels per day ("bpd"), including the 75,000 bpd Tyler refinery and the 80,000 bpd El Dorado refinery. Our refining segment also included two biodiesel facilities we own and operate that are engaged in the production of biodiesel fuels and related activities, located in Crossett, Arkansas and Cleburn, Texas. Effective with the Delek/Alon Merger, our refining segment now also includes a crude oil refinery located in Big Spring, Texas with a nameplate capacity of 73,000 bpd, a crude oil refinery located in Krotz Springs, Louisiana with a nameplate capacity of 74,000 bpd, and a heavy crude oil refinery located in Bakersfield, California. The Bakersfield, California refinery has not processed crude oil since 2012 due to the high cost of crude oil relative to product yield and low asphalt demand.
Our corporate, other and eliminations category in the segment footnote tables in Note 14 of the consolidated financial statements in Item 1, Financial Statements, subsequent to the Delek/Alon Merger, includes the operations of the Paramount, California and Long Beach, California heavy crude oil refineries, which have not processed crude oil since 2012, and a renewable fuels facility located at the Paramount, California refinery (in which we own a majority ownership interest), which has a throughput capacity of 3,000 bpd and converts tallow and vegetable oils into renewable fuels. The produced renewable fuels are drop-in replacements for petroleum-based fuels. The renewable fuels facility generates both state and federal environmental credits as well as the federal blender’s tax credit, when effective. As a result of Delek management's committing to a plan to sell 100% of our equity interests in (or substantially all of the assets of) our subsidiaries associated with the operations of our Paramount and Long Beach, California refineries and our California renewable fuels facility, which were acquired as part of the Delek/Alon Merger (collectively, the "California Discontinued Entities"), we met the requirements under Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20") and ASC 360, Property, Plant and Equipment ("ASC 360") to report the results of those operations as discontinued operations and to classify the applicable assets of the California Discontinued Entities as a group of assets held for sale.
We own the Big Spring refinery and its integrated wholesale marketing operations through Alon USA Partners, LP (the "Alon Partnership"). Our marketing of transportation fuels produced at the Big Spring refinery is focused on Central and West Texas, Oklahoma, New Mexico and Arizona. We provide substantially all of our branded customers motor fuels, brand support and payment processing services in addition to the license of the Alon brand name and associated trade dress. We market transportation fuel production from our Krotz Springs refinery substantially through bulk sales and exchange channels. These bulk sales and exchange arrangements are entered into with various oil companies and trading companies and are transported to markets on the Mississippi River and the Atchafalaya River, as well as to the Colonial Pipeline.
Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for our refining segment and third parties.
At September 30, 2017, we own a 61.5% limited partner interest in Delek Logistics Partners, LP ("Delek Logistics") and a 94.6% interest in the entity that owns the entire 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us and included certain assets formerly owned or used by certain of our subsidiaries. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations.
Our profitability in the refining segment is substantially determined by the difference between the cost of the crude oil feedstocks we purchase and the price of the refined products we sell, referred to as the "crack spread", "refining margin" or "refined product margin." The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refineries depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include operating costs (particularly the cost of natural gas used for fuel and the cost of electricity), seasonal factors, refinery utilization rates and planned or unplanned maintenance activities or turnarounds. Moreover, while the fluctuations in the cost of crude oil are typically reflected in the prices of light refined products, such as gasoline and diesel fuel, the price of other residual products, such as asphalt, coke, carbon black oil and liquefied petroleum gas ("LPG"), are less likely to move in parallel with crude cost. This could cause additional pressure on our realized margin during periods of rising or falling crude oil prices. Additionally, our margins are impacted by the pricing differentials of the various types and sources of crude oil we use at our refineries and their relation to product pricing, such as the differentials between Midland West Texas Intermediate crude oil ("WTI") and WTI Cushing or WTI Cushing and Brent crude oil.
For our Tyler refinery, we compare our per barrel refined product margin to a well established industry metric: the U.S. Gulf Coast ("Gulf Coast") 5-3-2 crack spread. The Gulf Coast 5-3-2 crack spread is used as a benchmark for measuring a refinery's product margins by measuring the difference between the market price of light products and crude oil. It represents the approximate gross margin resulting from processing one barrel of crude oil into three-fifths of a barrel of gasoline and two-fifths of a barrel of high-sulfur diesel. We calculate the Gulf Coast 5-3-2 crack spread using the market value of U.S. Gulf Coast Pipeline CBOB and U.S. Gulf Coast Pipeline No. 2 Heating Oil (high sulfur diesel) and the first month futures price of WTI on the New York Mercantile Exchange ("NYMEX"). U.S. Gulf Coast CBOB is a grade of gasoline commonly blended with biofuels and marketed as Regular Unleaded at retail locations. U.S. Gulf Coast Pipeline No. 2 Heating Oil is a petroleum distillate that can be used as either a diesel fuel or a fuel oil. This is the standard by which other distillate products (such as ultra low sulfur diesel) are priced. The NYMEX is a commodities trading exchange where contracts for the future delivery of petroleum products are bought and sold.
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
For our Big Spring refinery, we compare our per barrel refined product margin to the Gulf Coast 3-2-1 crack spread. The Gulf Coast 3-2-1 crack spread is calculated assuming that three barrels of WTI Cushing crude oil are converted, or cracked, into two barrels of Gulf Coast conventional gasoline and one barrel of Gulf Coast ultra-low sulfur diesel. Our Big Spring refinery is capable of processing substantial volumes of sour crude oil, which has historically cost less than intermediate, and/or substantial volumes of sweet crude oils, based on price differentials. We measure the cost advantage of refining sour crude oil by calculating the difference between the price of WTI Cushing crude oil and the price of West Texas Sour ("WTS"), a medium, sour crude oil. We refer to this differential as the WTI Cushing/WTS, or sweet/sour, spread. A widening of the sweet/sour spread can favorably influence the operating margin for our Big Spring refinery. The Big Spring refinery’s crude oil input is primarily comprised of WTI and WTS Midland. In addition, the location of the Big Spring refinery near Midland, the largest origination terminal for West Texas crude oil, provides reliable crude sourcing with a relatively low transportation cost. Additionally, we have the ability to source locally produced crude at Big Spring by pipeline and truck, which enables us to better control quality and eliminate the cost of transporting our crude supply from Midland. The WTI Cushing less WTI Midland spread represents the differential between the average per barrel price of WTI Cushing crude oil and the average per barrel price of WTI Midland crude oil.
For our Krotz Springs refinery, we compare our per barrel refined product margin to the Gulf Coast 2-1-1 high sulfur diesel crack spread. A Gulf Coast 2-1-1 high sulfur diesel crack spread is calculated assuming that two barrels of Light Louisiana Sweet (“LLS”) crude oil are converted into one barrel of Gulf Coast conventional gasoline and one barrel of Gulf Coast high sulfur diesel. The Krotz Springs refinery has the capability to process substantial volumes of low-sulfur, or sweet, crude oils to produce a high percentage of refined light products. Sweet crude oil typically comprises 100% of the Krotz Springs refinery’s crude oil input. The Krotz Springs refinery’s crude oil input is primarily comprised of LLS and WTI Midland.
A widening of the WTI Cushing less WTI Midland spread will favorably influence the operating margin for our refineries. Alternatively, a narrowing of this differential will have an adverse effect on our operating margins. Global product prices are influenced by the price of Brent crude which is a global benchmark crude. Global product prices influence product prices in the U.S. As a result, our refineries are influenced by the spread between Brent crude and WTI Cushing. The Brent less WTI Cushing spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of WTI Cushing crude oil. A widening of the spread between Brent and WTI Cushing will favorably influence our refineries' operating margins. Also, the Krotz Springs refinery is influenced by the spread between Brent crude and LLS. The Brent less LLS spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of LLS crude oil. A discount in LLS relative to Brent will favorably influence the Krotz Springs refinery operating margin.
The cost to acquire the refined fuel products we sell to our wholesale customers in our logistics segment and at our convenience stores in our retail segment depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Our retail merchandise sales are driven by convenience, customer service, competitive pricing and branding. Motor fuel margin is sales less the delivered cost of fuel and motor fuel taxes, measured on a cents per gallon basis. Our motor fuel margins are impacted by local supply, demand, weather, competitor pricing and product brand.
As part of our overall business strategy, we regularly evaluate opportunities to expand our portfolio of businesses and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations.
Recent Developments
Delek/Alon Merger
In January 2017, we announced that Old Delek (and various related entities) entered into a Merger Agreement with Alon, as subsequently amended on February 27 and April 21, 2017. The related mergers (the "Mergers" or the "Delek/Alon Merger") were effective July 1, 2017 (as previously defined, the “Effective Time”), resulting in a new post-combination consolidated registrant renamed as Delek US Holdings, Inc. (as previously defined, “New Delek”), with Alon and Old Delek surviving as wholly-owned subsidiaries of New Delek. New Delek is the successor issuer to Old Delek and Alon pursuant to Rule 12g-3(c) under the Exchange Act, as amended. In addition, as a result of the Delek/Alon Merger, the shares of common stock of Old Delek and Alon were delisted from the New York Stock Exchange in July 2017, and their respective reporting obligations under the Exchange Act were terminated. The Mergers resulted in total stock consideration paid of approximately $509.0 million consisting of approximately 19.3 million incremental shares of New Delek Common Stock.
Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each issued and outstanding share of Alon Common Stock, other than shares owned by Old Delek and its subsidiaries or held in the treasury of Alon, was converted into the right to receive 0.504 of a share of New Delek Common Stock, or, in the case of fractional shares of New Delek Common Stock, cash (without interest) in an amount equal to the product of (i) such fractional part of a share of New Delek Common Stock multiplied by (ii) $25.96 per share, which was the volume weighted average price of the Old Delek Common Stock, par value $0.01 per share as reported on the NYSE Composite Transactions Reporting System for the twenty consecutive NYSE full trading days ending on June 30, 2017. Each outstanding share of restricted Alon Common Stock was assumed by New Delek and converted into restricted stock denominated in shares of New Delek Common Stock. Committed but unissued share-based awards were exchanged and converted into rights to receive share-based awards indexed to New Delek Common Stock. Conversions of restricted shares and unissued share-based awards were also subject to the exchange ratio.
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
In connection with the Mergers, Alon, New Delek and U.S. Bank National Association, as trustee (the “Trustee”) entered into a First Supplemental Indenture (the “Supplemental Indenture”), effective as of July 1, 2017, supplementing the Indenture, dated as of September 16, 2013 (the “Indenture”), pursuant to which Alon issued its 3.00% Convertible Senior Notes due 2018 (the “Notes”), which were convertible into shares of Alon’s Common Stock, par value $0.01 per share or cash or a combination of cash and Alon Common Stock, all as provided in the Indenture. The Supplemental Indenture provides that, as of the Effective Time, the right to convert each $1,000 principal amount of the Notes based on a number of shares of Alon Common Stock equal to the Conversion Rate (as defined in the Indenture) in effect immediately prior to the Mergers was changed into a right to convert each $1,000 principal amount of Notes into or based on a number of shares of New Delek Common Stock (at the exchange ratio of 0.504), par value $0.01 per share, equal to the Conversion Rate in effect immediately prior to the Mergers. In addition, the Supplemental Indenture provides that, as of the Effective Time, New Delek fully and unconditionally guaranteed, on a senior basis, Alon’s obligations under the Notes.
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
California Discontinued Entities
During the third quarter 2017, we committed to a plan to sell 100% of our equity interests in (or substantially all of the assets of) Delek's subsidiaries associated with our Paramount and Long Beach, California refineries and our California renewable fuels facility, which were acquired as part of the Delek/Alon Merger (collectively, the "California Discontinued Entities"). As a result of this decision and commitment to a plan, and because it was made within three months of the Delek/Alon Merger, we met the requirements under ASC 205-20 and ASC 360 to report the results of the California Discontinued Entities as discontinued operations and to classify the California Discontinued Entities as a group of assets held for sale. The sale of the California Discontinued Entities is currently anticipated to occur within the next 12 months. The property, plant and equipment of the California Discontinued Entities were recorded at fair value as part of the Delek/Alon Merger, and we did not record any depreciation of these assets since the Delek/Alon Merger.
Planned Acquisition of Non-controlling Interest in Alon Partnership
On November 8, 2017, Delek and the Alon Partnership entered into a definitive merger agreement under which Delek will acquire all of the outstanding limited partner units which Delek does not already own in an all-equity transaction. Delek currently owns approximately 51.0 million limited partner units of the Alon Partnership, or approximately 81.6% of the outstanding units. Under terms of the merger agreement, the owners of the remaining outstanding units in the Alon Partnership that Delek does not currently own will receive a fixed exchange ratio of 0.49 Delek shares for each limited partner unit of the Alon Partnership. This transaction was approved by all voting members of the board of directors of the general partner of the Alon Partnership upon the recommendation from its conflicts committee and by the board of directors of Delek. This transaction is expected to close in the first quarter of 2018.

El Dorado Refinery RIN Waiver
In March 2017, the El Dorado refinery received approval from the Environmental Protection Agency for a small refinery exemption from the requirements of the renewable fuel standard for the 2016 calendar year. This waiver resulted in approximately $47.5 million of Renewable Identification Number ("RIN") expense reduction during the nine months ended September 30, 2017, based on an aggregated average price of $0.45 per RIN.
Return to Shareholders
Dividends
On September 13, 2017, we paid a regular quarterly dividend of $0.15 per share of our common stock, declared on August 1, 2017 to shareholders of record on August 23, 2017. On November 7, 2017, our Board of Directors voted to declare a quarterly cash dividend of $0.15 per share of our common stock, payable on December 15, 2017 to shareholders of record on November 22, 2017.
Share Repurchase Program
In December 2016, our Board of Directors authorized a share repurchase program for up to $150.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. There were no shares repurchased during the three and six months ended September 30, 2017.
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

The table below reflects the quarterly high, low and average prices of WTI Cushing crude oil for each of the quarterly periods in 2016 and the nine months ended September 30, 2017.

The table below reflects the quarterly high, low and average 5-3-2 crack spread for each of the quarterly periods in 2016 and the nine months ended September 30, 2017. The average Gulf Coast 5-3-2 crack spread increased to $12.46 during the first nine months of 2017 from $9.15 during the first nine months of 2016.

The table below reflects the quarterly high, low and average 3-2-1 crack spread (Big Spring benchmark) for the three months ended September 30, 2017, the period since the Delek/Alon Merger.

The table below reflects the quarterly high, low and average 2-1-1 crack spread (Krotz Springs benchmark) for the three months ended September 30, 2017, the period since the Delek/Alon Merger.
The market price of refined products contributed to the increase in the Gulf Coast 5-3-2 crack spread in the nine months ended September 30, 2017, with the U.S. Gulf Coast price of gasoline increasing 20.6%, from an average of $1.26 per gallon in the first nine months of 2016 to $1.52 per gallon in the first nine months of 2017 and the U.S. Gulf Coast price of High Sulfur Diesel increased 25.0%, from an average of $1.12 per gallon in the first nine months of 2016 to $1.40 per gallon in the first nine months of 2017. The charts below illustrate the average price of U.S. Gulf Coast Gasoline and U.S. High Sulfur Diesel for each of the quarterly periods in 2016 and the nine months ended September 30, 2017.

As US crude oil production has increased, we have seen the discount for WTI Cushing widen compared to Brent. This generally leads to higher margins in our refineries as refined product prices are influenced by Brent crude prices. The discount for WTI Cushing compared to Brent increased to $3.18 during the first nine months of 2017 from $1.81 during the first nine months of 2016. Additionally our refineries continue to have greater access to WTI Midland and WTI Midland-linked crude feedstocks compared to certain of our competitors. The discount for WTI Midland compared to WTI Cushing increased to $0.53 during the first nine months of 2017 from $0.18 during the first nine months of 2016. As these price discounts increase, so does our competitive advantage created by our access to WTI-linked crude oil. The chart below illustrates the differentials of both Brent crude oil and WTI Midland crude oil as compared to WTI Cushing crude oil for each of the quarterly periods in 2016 and the nine months ended September 30, 2017.

Environmental regulations continue to affect our margins in the form of the increasing cost of RINs. On a consolidated basis, we work to balance our RINs obligations in order to minimize the effect of RINs on our results. While we generate RINs in both our refining and logistics segments through our ethanol blending and biodiesel production, our refining segment needs to purchase additional RINs to satisfy its obligations. As a result, increases in the price of RINs generally adversely affect our results of operations. It is not possible at this time to predict with certainty what future volumes or costs may be, but given the increase in required volumes and the volatile price of RINs, the cost of purchasing sufficient RINs could have an adverse impact on our results of operations if we are unable to recover those costs in the price of our refined products. The chart below illustrates the volatile nature of the price for RINs for each of the quarterly periods in 2016 and the nine months ended September 30, 2017.
Seasonality
Demand for gasoline and asphalt products is generally lower during the winter months due to seasonal decreases in motor vehicle traffic and road and home construction. Additionally, varying vapor pressure requirements between the summer and winter months tighten summer gasoline supply. As a result, our operating results are generally lower during the first and fourth quarters of the year for all out segments. The effects of seasonal demand for gasoline are partially offset by seasonality in demand for diesel, which is generally higher in winter months as east-west trucking traffic moves south to avoid winter conditions on northern routes.
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations and require our most difficult, complex or subjective judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K, we believe our critical accounting policies include the following: (i) determining our inventory using the last-in, first-out valuation method, (ii) evaluating impairment for property, plant and equipment and definite life intangibles, (iii) valuing goodwill and evaluating potential impairment, and (iv) estimating environmental expenditures. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K. See Note 1 of Item 1. Financial Statements for discussion of updates to our accounting policies.

Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
Statement of Operations Data	September 30,		September 30,
	2017	2016	2017	2016
Net sales:
Refining	$2,113.8	$1,013.2	$4,366.3	$2,918.2
Logistics	130.7	107.5	386.9	323.4
Retail	213.9	—	213.9	—
Other	(116.9)	(40.8)	(212.8)	(128.3)
Net sales	$2,341.5	$1,079.9	$4,754.3	$3,113.3
Operating costs and expenses:
Cost of goods sold	1,988.1	965.6	4,181.6	2,806.7
Operating expenses	153.2	61.0	276.5	187.8
Insurance proceeds — business interruption	—	—	—	(42.4)
General and administrative expenses	61.8	24.9	115.8	77.5
Depreciation and amortization	46.9	29.0	105.4	86.6
Other operating expense	0.7	2.2	1.0	2.2
Total operating costs and expenses	2,250.7	1,082.7	4,680.3	3,118.4
Operating (loss) income	90.8	(2.8)	74.0	(5.1)
Interest expense	34.1	13.9	62.5	40.7
Interest income	(0.9)	(0.2)	(2.7)	(0.9)
(Income) loss from equity method investments	(5.1)	5.1	(9.7)	33.7
Loss on impairment of equity method investment	—	245.3	—	—
Gain on investment in Alon	(190.1)	—	(190.1)	245.3
Other expense (income), net	0.8	0.1	0.9	0.6
Total non-operating expenses, net	(161.2)	264.2	(139.1)	319.4
Income (loss) from continuing operations before income tax expense (benefit)	252.0	(267.0)	213.1	(324.5)
Income tax expense (benefit)	133.5	(103.3)	111.5	(136.8)
Income (loss) from continuing operations	118.5	(163.7)	101.6	(187.7)
(Loss) income from discontinued operations, net of tax	(4.1)	6.0	(4.1)	5.5
Net income (loss)	114.4	(157.7)	97.5	(182.2)
Net income attributed to non-controlling interest	10.0	4.0	19.8	15.7
Net income (loss) attributable to Delek	$104.4	$(161.7)	$77.7	$(197.9)
Basic earnings per share:
Income (loss) from continuing operations	$1.35	$(2.71)	$1.20	$(3.28)
(Loss) income from discontinued operations	(0.05)	0.10	(0.06)	0.09
Total basic income (loss) per share	$1.30	$(2.61)	$1.14	$(3.19)
Diluted earnings per share:
Income (loss) from continuing operations	$1.34	$(2.71)	$1.19	$(3.28)
(Loss) income from discontinued operations	(0.05)	0.10	(0.06)	0.09
Total diluted income (loss) per share	$1.29	$(2.61)	$1.13	$(3.19)

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended September 30, 2017 versus the Three Months Ended September 30, 2016
Net Income (Loss)
Consolidated net income for the third quarter of 2017 was $104.4 million, or $1.30 per basic share, compared to net loss of $161.7 million, or $2.61 per basic share, for the third quarter of 2016.
Net Sales
In the third quarters of 2017 and 2016, we generated net sales of $2,341.5 million and $1,079.9 million, respectively, an increase of $1,261.6 million, or 116.8%. The increase in net sales was primarily due to the addition of Alon financial results as a result of Delek/Alon Merger (effective July 1, 2017), which contributed net sales of $970.5 million during the third quarter of 2017, and the effects of increases in the price of finished petroleum products at our refineries and in the logistics segment, combined with increases in sales volume at our refineries.
Cost of Goods Sold
Cost of goods sold was $1,988.1 million for the third quarter of 2017 compared to $965.6 million for the third quarter of 2016, an increase of $1,022.5 million, or 105.9%. The increase in cost of goods sold was primarily due to the addition of Alon financial results as a result of the Delek/Alon Merger, which contributed cost of goods sold of $789.9 million during the third quarter of 2017, the increase in the cost of both crude oil feedstocks at the refineries and refined products in the logistics segment, as well as increased sales volumes at the our refineries.
Operating Expenses
Operating expenses were $153.2 million for the third quarter of 2017 compared to $61.0 million for the third quarter of 2016, an increase of $92.2 million, or 151.1%. The increase in operating expenses was primarily due to the addition of Alon financial results as a result of the Delek/Alon Merger, which contributed operating expenses of $87.9 million during the third quarter of 2017.
General and Administrative Expenses
General and administrative expenses were $61.8 million and $24.9 million for the third quarter of 2017 and 2016, respectively, an increase of $36.9 million, or 148.2%. The increase was primarily due due to the addition of Alon financial results as a result of the Delek/Alon Merger, which contributed general and administrative expenses of $20.7 million during the third quarter of 2017, as well integration costs related to the Merger in the third quarter of 2017 totaling $18.4 million.
In connection with the Merger, we assumed Alon's existing post-retirement benefit plans and recorded the net unfunded pension obligations as part of the purchase price allocation. During the third quarter of 2017, we elected to freeze certain of the plans, resulting in the recognition of a gain due to curtailment of $6.1 million in the third quarter of 2017. Net periodic benefit costs are included as part of general and administrative expenses in the accompanying condensed consolidated statements of income. See Note 18 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information about our defined benefit pension plans.
Depreciation and Amortization
Depreciation and amortization was $46.9 million for the third quarter of 2017 compared to $29.0 million for the third quarter of 2016, an increase of $17.9 million, or 61.7%. The increase in depreciation expense was primarily attributable due to the addition of Alon property, plant and equipment of $1,183.1 million (at preliminary fair value) and amortizable intangibles of $51.0 million (at preliminary fair value) as a result of the Delek/Alon Merger and other capital expenditures and acquisitions completed to date in 2017 as compared to 2016. The acquisition of Alon contributed $15.7 million in additional depreciation and amortization during the third quarter of 2017.
Interest Expense
Interest expense was $34.1 million for the third quarter of 2017 compared to $13.9 million for the third quarter of 2016, an increase of $20.2 million, or 145.3%. The increase was primarily attributable to the addition of assumed debt totaling $568.0 million (at fair value) in connection with the Delek/Alon Merger and increases in the weighted average interest rate under our credit facilities.
Results from Equity Method Investments
During the third quarter of 2017, we recognized income from equity method investments of $5.1 million, compared to a loss of $5.1 million for the third quarter of 2016. Changes in the results from equity method investments for the third quarter of 2016 were primarily attributable to our the fact that we no longer have an equity method investment in Alon in the third quarter of 2017, whereas we recorded our proportionate share of the net loss from our investment in Alon of $4.2 million and amortization of the excess of our investment over our equity in the underlying net assets of Alon of $0.6 million in the third quarter of 2016, combined with the effect of adding equity method investments owned by Alon in connection with the Merger, all of which had income in 2017.
Loss on Impairment of Equity Method Investment
We recorded an impairment charge of $245.3 million on our equity method investment in the third quarter of 2016, due to our determination that the decline in the market value of our ALJ Shares was other than temporary. There was no impairment recognized in the third quarter of 2017.
Gain on Remeasurement of Equity Method Investment
We recorded a gain of $190.1 million on our equity method investment in Alon in the third quarter of 2017, due to the remeasurement of the investment in connection with the Merger, where the remeasured pre-existing non-controlling interest is included as part of the purchase price consideration in recording the acquisition of Alon, net of the reversal of the accumulated other comprehensive income previously recorded related to the equity method investment in Alon.
Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), companies are required to apply an estimated annual tax rate to interim period results on a year-to-date basis; however, the  estimated annual tax rate should not be applied to interim financial results if a reliable estimate cannot be made.  In this situation, the interim tax rate should be based on actual year-to-date results.   Based on our current projections, which have fluctuated as a result of changes in crude oil prices and the related crack spreads, we believe that using actual year-to-date results to compute our effective tax rate will produce a more reliable estimate of our tax expense or benefit.  As such, we recorded a tax provision for the three and nine months ended September 30, 2017 and 2016 based on actual year-to-date results, in accordance with ASC 740.
Income tax expense was $133.5 million for the third quarter of 2017, compared to benefit of $103.3 million for the third quarter of 2016, an increase in expense of $236.8 million. The increase in expense was primarily attributable to pre-tax income of $252.0 million in the third quarter of 2017, as compared to pre-tax loss of $267.0 million for the third quarter of 2016. Our effective tax rate was 53.0% for the third quarter of 2017, compared to 38.7% for the third quarter of 2016. The increase in our effective tax rate was primarily due to the reversal of the deferred tax asset related to our equity method investment in Alon.
Consolidated Results of Operations — Comparison of the Nine Months Ended September 30, 2017 versus the Nine Months Ended September 30, 2016
Net Income (Loss)
Consolidated net income for the nine months ended September 30, 2017 was $77.7 million, or $1.14 per basic share, compared to net loss of $197.9 million, or $3.19 per basic share, for the nine months ended September 30, 2016.
Net Sales
For the nine months ended September 30, 2017 and 2016, we generated net sales of $4,754.3 million and $3,113.3 million, respectively, an increase of $1,641.0 million, or 52.7%. The increase in net sales was primarily due to the addition of Alon financial results as a result of the Delek/Alon Merger, which contributed net sales of $970.5 million during the nine months ended September 30, 2017, and the effects of increases in the price of finished petroleum products at our refineries, combined with increases in sales volumes in our refining and logistics segments during the nine months ended September 30, 2017, compared to the same period in 2016.

Cost of Goods Sold
Cost of goods sold was $4,181.6 million for the nine months ended September 30, 2017, compared to $2,806.7 million for the nine months ended September 30, 2016, an increase of $1,374.9 million, or 49.0%. The increase in cost of goods sold primarily related to the addition of Alon financial results as a result of the Delek/Alon Merger, which contributed cost of goods sold of $789.9 million during the nine months ended September 30, 2017, and the increase in the cost of both crude oil feedstocks at the refineries and refined products in the logistics segment, as well as increases in sales volumes in our refining and logistics segments, partially offset by the $47.5 million reduction in RINs expense associated with the RINs waiver received by the El Dorado refinery in the first quarter of 2017.
Operating Expenses
Operating expenses were $276.5 million for the nine months ended September 30, 2017 compared to $187.8 million for the nine months ended September 30, 2016, an increase of $88.7 million, or 47.2%. The increase in operating expenses was primarily due to the addition of Alon financial results as a result of the Delek/Alon Merger, which contributed operating expenses of $87.9 million during the nine months ended September 30, 2017.
General and Administrative Expenses
General and administrative expenses were $115.8 million and $77.5 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $38.3 million, or 49.4%. The increase was primarily due to the addition of Alon financial results as a result of the Delek/Alon Merger, which contributed general and administrative expenses of $20.7 million during the nine months ended September 30, 2017, as well as the related transaction costs incurred during the nine months ended September 30, 2017.
In connection with the Merger, we assumed Alon's existing post-retirement benefit plans and recorded the net unfunded pension obligations as part of the purchase price allocation. During the third quarter of 2017, we elected to freeze certain of the plans, resutlting in the recognition of a gain due to curtailment of $6.1 million during the nine months ended September 30, 2017. Net periodic benefit costs is included in general and administrative expenses in the accompanying condensed consolidated statements of income. See Note 18 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information about our defined benefit pension plans.

Depreciation and Amortization
Depreciation and amortization was $105.4 million compared to $86.6 million for the the nine months ended September 30, 2017 and 2016, respectively, an increase of $18.8 million, or 21.7%. The increase in depreciation expense was primarily attributable due to the addition of Alon property, plant and equipment $1,183.1 million (at preliminary fair value) and amortizable intangibles of $51.0 million(at preliminary fair value) as a result of the Delek/Alon Merger and other capital expenditures and acquisitions completed to date in 2017 as compared to 2016. The acquisition of Alon contributed $15.7 million in additional depreciation and amortization during the the nine months ended September 30, 2017.
Interest Expense
Interest expense was $62.5 million compared to $40.7 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $21.8 million, or 53.6%. The increase was primarily attributable to the addition of assumed debt totaling $568.0 million (at fair value) in connection with the Delek/Alon Merger and increases in the weighted average interest rate under our credit facilities.
Results from Equity Method Investments
During the nine months ended September 30, 2017, we recognized income from equity method investments of $9.7 million, compared to loss of $33.7 million for the nine months ended September 30, 2016. Changes in the results from equity method investments for the nine months ended September 30, 2017 and 2016 were primarily attributable to our the fact that we no longer have an equity method investment in Alon during the third quarter of September 30, 2017. We recognized our proportionate share of the net income from our investment in Alon of $4.5 million, net of $1.3 million in amortization of the excess of our investment over our equity in the underlying net assets of Alon for the nine months ended September 30, 2017, as compared to our proportionate share of the net loss from our investment in Alon of $31.0 million and $2.0 million in amortization of the excess of our investment over our equity in the underlying net assets of Alon for the nine months ended September 30, 2016. Additionally, the increase is also attributable to our proportionate share of net income for equity method investments owned by Alon and acquired by Delek in connection with the Merger.
Loss on Impairment of Equity Method Investment
We recorded an impairment charge of $245.3 million on our equity method investment in the nine months ended September 30, 2016, due to our determination that the decline in the market value of our ALJ Shares was other than temporary. There was no impairment recognized in the nine months ended September 30, 2017.
Gain on Remeasurement of Equity Method Investment
We recorded a gain of $190.1 million on our equity method investment in Alon during the nine months ended September 30, 2017, due to the remeasurement of the investment in connection with the Merger, where the remeasured pre-existing non-controlling interest is included as part of the purchase price consideration in recording the acquisition of Alon, net of the reversal of the other comprehensive income previously recorded related to the equity method investment in Alon.
Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), companies are required to apply an estimated annual tax rate to interim period results on a year-to-date basis; however, the  estimated annual tax rate should not be applied to interim financial results if a reliable estimate cannot be made.  In this situation, the interim tax rate should be based on actual year-to-date results.  Based on our current projections, which have fluctuated as a result of changes in oil prices and related crack spread, we believe that using actual year-to-date results to compute our effective tax rate will produce a more reliable estimate of our tax expense for the nine months ended September 30, 2017.  As such, in contrast with our previous methods of recording income tax expense, we recorded a tax provision for the nine months ended September 30, 2017 based on actual year-to-date results, in accordance with ASC 740.
Income tax expense was $111.5 million for the nine months ended September 30, 2017, compared to income tax benefit of $136.8 million for the nine months ended September 30, 2016, an increase in expense of $248.3 million. The increase in expense was primarily attributable to pre-tax income of $213.1 million compared to pre-tax loss of $324.5 million for the nine months ended September 30, 2017 and 2016, respectively. Our effective tax rate was 52.3% compared to 42.2% for the for the nine months ended September 30, 2017 and 2016, respectively. The increase in our effective tax rate was primarily due to the the reversal of the deferred tax asset related to the equity method investment in Alon.

Operating Segments
We report operating results in three reportable segments: refining, logistics and retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.
Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$2,113.8	$1,013.2	$4,366.3	$2,918.2
Cost of goods sold	1,823.2	923.7	3,888.5	2,675.1
Gross margin	290.6	89.5	477.8	243.1
Operating expenses	110.5	51.7	212.9	159.6
Insurance proceeds — business interruption	—	—	—	(42.4)
Contribution margin	$180.1	$37.8	$264.9	$125.9

Refining Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Tyler, TX Refinery	(Unaudited)		(Unaudited)
Days in period	92	92	273	274
Total sales volume (average barrels per day)(1)	77,719	72,456	73,865	73,055
Products manufactured (average barrels per day):
Gasoline	42,448	38,909	39,313	38,192
Diesel/Jet	30,192	27,215	28,474	27,836
Petrochemicals, LPG, NGLs	2,052	3,195	2,422	2,760
Other	1,797	1,483	1,668	1,561
Total production	76,489	70,802	71,877	70,349
Throughput (average barrels per day):
Crude Oil	71,898	68,954	67,157	67,462
Other feedstocks	6,750	2,945	6,108	3,723
Total throughput	78,648	71,899	73,265	71,185
Per barrel of sales:
Tyler refining margin	$13.63	$8.10	$8.07	$7.56
Direct operating expenses	$3.39	$3.56	$3.62	$3.69
Crude Slate: (% based on amount received in period)
WTI crude oil	83%	82%	81%	82%
East Texas crude oil	17%	18%	18%	18%

El Dorado, AR Refinery
Days in period	92	92	273	274
Total sales volume (average barrels per day)(2)	84,610	76,893	81,679	78,863
Products manufactured (average barrels per day):
Gasoline	37,267	39,120	37,853	40,545
Diesel	28,610	27,367	27,373	27,046
Petrochemicals, LPG, NGLs	1,776	1,325	1,728	957
Asphalt	6,741	5,836	6,671	4,744
Other	1,255	1,298	1,087	1,039
Total production	75,649	74,946	74,712	74,331
Throughput (average barrels per day):
Crude Oil	74,733	72,578	74,098	72,652
Other feedstocks	2,734	3,639	1,908	3,261
Total throughput	77,467	76,217	76,006	75,913
Per barrel of sales:
El Dorado refining margin	$7.48	$4.26	$7.94	$3.77
Direct operating expenses	$3.68	$3.73	$3.58	$3.75
Crude Slate: (% based on amount received in period)
WTI crude oil	62%	64%	63%	67%
Local Arkansas crude oil	11%	21%	11%	21%
Other	27%	15%	26%	12%

Refining Segment	Three Months Ended September 30,
2017
Big Spring, TX Refinery (acquired on July 1, 2017)	(Unaudited)
Days in period	92
Total sales volume (average barrels per day) (3)	74,357
Products manufactured (average barrels per day):
Gasoline	35,990
Diesel/Jet	27,001
Petrochemicals, LPG, NGLs	2,956
Asphalt	1,213
Other	2,196
Total production	69,356
Throughput (average barrels per day):
Crude Oil	69,117
Other feedstocks	605
Total throughput	69,722
Per barrel of sales:
Big Spring refining margin	$11.71
Direct operating expenses	$3.88
Crude Slate: (% based on amount received in period)
WTI crude oil	75%
WTS crude oil	25%

Krotz Springs, LA Refinery (acquired on July 1, 2017)
Days in period	92
Total sales volume (average barrels per day)	71,129
Products manufactured (average barrels per day):
Gasoline	32,383
Diesel/Jet	21,792
Heavy Oils	6,202
Other	7,743
Total production	68,120
Throughput (average barrels per day):
Crude Oil	68,998
Other feedstocks	(706)
Total throughput	68,292
Per barrel of sales:
Krotz Springs refining margin	$8.18
Direct operating expenses	$4.08
Crude Slate: (% based on amount received in period)
WTI Crude	46%
Gulf Coast Sweet Crude	54%

Pricing statistics (average for the period presented):	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

WTI — Cushing crude oil (per barrel)	$48.16	$44.88	$49.31	$41.40
WTI — Midland crude oil (per barrel)	$47.37	$45.17	$48.78	$41.21
WTS -- Midland crude oil (per barrel) (4)	$47.19	$43.41	$48.16	$40.57
LLS (per barrel) (4)	$51.62	$46.52	$51.72	$43.19
Brent crude oil (per barrel)	$52.21	$46.93	$52.49	$43.21

US Gulf Coast 5-3-2 crack spread (per barrel)	$15.92	$9.85	$12.46	$9.15
US Gulf Coast 3-2-1 crack spread (per barrel) (4)	$20.16	$13.16	$16.20	$12.25
US Gulf Coast 2-1-1 crack spread (per barrel) (4)	$13.63	$9.21	$11.30	$8.28

US Gulf Coast Unleaded Gasoline (per gallon)	$1.58	$1.35	$1.52	$1.26
Gulf Coast Ultra low sulfur diesel (per gallon)	$1.62	$1.37	$1.55	$1.25
US Gulf Coast high sulfur diesel (per gallon)	$1.44	$1.23	$1.40	$1.12
Natural gas (per MMBTU)	$2.95	$2.79	$3.05	$2.35

(1)
Total sales volume includes 869 and 851 bpd sold to the logistics segment during the three and nine months ended September 30, 2017, respectively, and 114 and 686 bpd during the three and nine months ended September 30, 2016, respectively. Total sales volume also includes sales of 350 and 121 bpd of intermediate and finished products to the El Dorado refinery during the three and nine months ended September 30, 2017, respectively, and 885 and 659 bpd during the three and nine months ended September 30, 2016, respectively. Total sales volume also includes 49 bpd of produced finished product sold to the Alon Partnership during the three months ended September 30, 2017. Total sales volume excludes 3,038 and 4,536 bpd of wholesale activity during the three and nine months ended September 30, 2017, respectively, and 1,778 and 843 during the three and nine months ended September 30, 2016, respectively.

(2)
Total sales volume includes 460 and 674 bpd of produced finished product sold to the Tyler refinery during the three and nine months ended September 30, 2017, respectively, and includes 996 bpd of produced finished product sold to Alon Asphalt Company during the three months ended September 30, 2017. There were no produced finished products sold to the Tyler refinery during the three and nine months ended September 30, 2016. Total sales volume excludes 23,921 and 19,236 bpd of wholesale activity during the three and nine months ended September 30, 2017, respectively, and 19,671 and 21,606 bpd during the three and nine months ended September 30, 2016, respectively.

(3)	Total sales volume includes 14,071 bpd sold to the retail segment during the three months ended September 30, 2017.

(4)
For our Tyler and El Dorado refineries, we compare our per barrel refining product margin to the Gulf Coast 5-3-2 crack spread consisting of WTI Cushing crude, U.S. Gulf Coast CBOB and U.S, Gulf Coast Pipeline No. 2 heating oil (high sulfur diesel). For our Big Spring refinery, we compare our per barrel refined product margin to the Gulf Coast 3-2-1 crack spread consisting of WTI Cushing crude, Gulf Coast 87 Conventional gasoline and Gulf Coast ultra low sulfur diesel, and for our Krotz Springs refinery, we compare our per barrel refined product margin to the Gulf Coast 2-1-1 crack spread consisting of LLS crude oil, Gulf Coast 87 Conventional gasoline and U.S, Gulf Coast Pipeline No. 2 heating oil (high sulfur diesel). The Tyler refinery's crude oil input is primarily WTI Midland and east Texas, while the El Dorado refinery's crude input is primarily combination of WTI Midland, local Arkansas and other domestic inland crude oil. The Big Spring refinery’s crude oil input is primarily comprised of WTS and WTI Midland. The Krotz Springs refinery’s crude oil input is primarily comprised of LLS and WTI Midland. The Big Spring and Krotz Springs refineries were acquired July 1, 2017 as part of the Delek/Alon Merger, so Gulf Coast 3-2-1 and 2-1-1 crack spreads, LLS and WTS statistics are presented only for the period Delek owned these refineries.

Refining Segment Operational Comparison of the Three Months Ended September 30, 2017 versus the Three Months Ended September 30, 2016
Net Sales
Net sales for the refining segment were $2,113.8 million for the third quarter of 2017 compared to $1,013.2 million for the third quarter of 2016, an increase of $1,100.6 million, or 108.6%. The increase in net sales primarily resulted from the addition of the Big Spring and Krotz Springs refineries in connection with the Delek/Alon Merger, which contributed 74,357 and 71,129 average barrels sold per day, respectively, to the third quarter of 2017, combined with increases in refined product sales prices, including unleaded gasoline, Ultra-Low-Sulfur diesel ("ULSD"), and High-Sulfur diesel ("HSD") and increases in sales volumes at the Tyler and El Dorado refineries. The refineries were favorably impacted by reduced supply caused by hurricane activity that occurred during the third quarter of 2017.
Cost of Goods Sold
Cost of goods sold for the third quarter of 2017 for the refining segment was $1,823.2 million compared to $923.7 million for the third quarter of 2016, an increase of $899.5 million, or 97.4%. This increase was primarily attributable to the increase in sales volumes associated with the addition of the Big Spring and Krotz Springs refineries in connection with the Delek/Alon Merger and increased sales volumes at the Tyler and El Dorado refineries, combined with an increase in the cost of WTI - Cushing crude oil, from an average of $44.88 per barrel in the third quarter of 2016 to an average of $48.16 in the third quarter of 2017, and an increase in the cost of WTI - Midland crude oil per barrel from an average of $44.57 per barrel in the third quarter of 2016 to an average of $47.37 in the third quarter of 2017.
Our refining segment has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were $33.3 million and $30.4 million during the third quarters of 2017 and 2016, respectively. We eliminate these intercompany fees in consolidation.
Operating Expenses
Operating expenses for the refining segment were $110.5 million for the third quarter of 2017 compared to $51.7 million for the third quarter of 2016, an increase of $58.8 million, or 113.7%. The increase in operating expenses was primarily due to the addition of the Big Spring and Krotz Springs refineries in connection with the Delek/Alon Merger.
Contribution Margin
Contribution margin for the refining segment increased to $180.1 million, or 90.0% of our consolidated segment contribution margin, in the third quarter of 2017, compared to $37.8 million, or 70.9% of our consolidated segment contribution margin, in the third quarter of 2016. The refining segment contribution margin increase was primarily attributable to the addition of the Big Spring and Krotz Springs refineries in connection with the Delek/Alon Merger, combined with the 61.6% improvement in the average Gulf Coast 5-3-2 crack spread in the third quarter of 2017 as compared to the third quarter of 2016 which favorably impacted our Tyler and El Dorado refineries. Partially offsetting our contribution margin in the third quarter of 2017 was the recognition of the inventory fair value adjustment associated with purchase accounting as an increase in cost of goods sold during that period totaling $33.2 million, as the inventory acquired was sold.

Margins at the Tyler and El Dorado refineries were positively impacted in the third quarter of 2017 compared to the third quarter of 2016 primarily related to the 61.6% increase in the average Gulf Coast 5-3-2 crack spread in the third quarter of 2017 as compared to the third quarter of 2016, as well as improvements in the WTI Cushing/Brent discount of 97.56% and in the WTI Cushing/WTI Midland discount of 154.8% in the third quarter of 2017 as compared to the third quarter of 2016, partially offset by higher RINs expenses in the third quarter of 2017 as compared to the third quarter of 2016.
Refining Segment Operational Comparison of the Nine Months Ended September 30, 2017 versus the Nine Months Ended September 30, 2016
Net Sales

Net sales for the refining segment were $4,366.3 million for the nine months ended September 30, 2017 compared to $2,918.2 million for the nine months ended September 30, 2016, an increase of $1,448.1 million, or 49.6%. Significant contributors to the increase in net sales included the addition of the Big Spring and Krotz Springs refineries in connection with the Delek/Alon Merger in the third quarter of 2017, as well as increases in the price of both U.S. Gulf Coast gasoline, ULSD and HSD in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.
Cost of Goods Sold
Cost of goods sold for the refining segment for the nine months ended September 30, 2017 was $3,888.5 million, compared to $2,675.1 million for the nine months ended September 30, 2016, an increase of $1,213.4 million, or 45.4%. This increase was primarily attributable to the addition of the Big Spring and Krotz Springs refineries in connection with the Delek/Alon Merger in the third quarter of 2017, combined with an increase in the cost of WTI - Cushing crude oil from an average of $41.40 per barrel for the nine months ended September 30, 2016 to an average of $49.31 during the nine months ended September 30, 2017, and an increase in the cost of WTI - Midland crude oil, from an average of $41.21 per barrel for the nine months ended September 30, 2016 to an average of $48.78 for the nine months ended September 30, 2017. These increases were partially offset by the $47.5 million reduction in RINs expense associated with the RINs waiver received by the El Dorado refinery in the first quarter of 2017.
Our refining segment has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks. These fees were $97.5 million and $92.1 million during the nine months ended September 30, 2017 and 2016, respectively. We eliminate these intercompany fees in consolidation.
Operating Expenses
Operating expenses for the refining segment were $212.9 million for the nine months ended September 30, 2017 compared to $159.6 million for the nine months ended September 30, 2016, an increase of $53.3 million, or 33.4%. The increase in operating expenses was primarily due to the addition of the Big Spring and Krotz Springs refineries in connection with the Delek/Alon Merger in the third quarter of 2017.
Contribution Margin
Contribution margin for the refining segment increased to $264.9 million, or 89.4% of our consolidated segment contribution margin, in the nine months ended September 30, 2017, compared to $125.9 million, or 78.1% of our consolidated segment contribution margin, in the nine months ended September 30, 2016.
The refining segment contribution margin increase was primarily attributable to the addition of the Big Spring and Krotz Springs refineries in connection with the Delek/Alon Merger in the third quarter of 2017, combined with the 36.2% improvement in the average Gulf Coast 5-3-2 crack spread in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, which favorably impacted the period-over-period margins at the El Dorado refinery, offset by business interruption insurance proceeds of $42.4 million associated with a settlement of litigation received in the first quarter of 2016 that did not recur in 2017. This increase was also favorably impacted by a reduction in RINs expense, primarily associated with the $47.5 million reduction in RINs expense associated with the RINs waiver received by the El Dorado refinery in the first quarter of 2017. Partially offsetting our contribution margin nine months ended September 30, 2017 was the recognition of the inventory fair value adjustment associated with purchase accounting as an increase in cost of goods sold during the third quarter of 2017 totaling $33.2 million, as the inventory acquired was sold.

Margins at the Tyler and El Dorado refineries were positively impacted by the 36.2% increase in the Gulf Coast 5-3-2 crack spread in the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, offset by losses on derivative positions of $1.6 million for the nine months ended September 30, 2017 compared to gains of $1.5 million for the nine months ended September 30, 2016, higher net inventory valuation losses during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016 and a contango futures market during the nine months ended September 30, 2017.

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Logistics Segment Contribution:
Net sales	$130.7	$107.5	$386.9	$323.4
Cost of goods sold	89.1	73.5	266.7	213.4
Gross margin	41.6	34.0	120.2	110.0
Operating expenses	10.7	9.2	31.0	28.4
Contribution margin	$30.9	$24.8	$89.2	$81.6

Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	74,357	67,812	71,917	68,137
West Texas wholesale marketing throughputs (average bpd)	12,929	12,162	13,647	13,039
West Texas wholesale marketing margin per barrel	$4.00	$1.16	$3.62	$1.24
Terminalling throughputs (average bpd) (2)	127,229	120,099	123,780	121,791
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	60,247	55,217	59,653	55,951
Refined products pipelines to Enterprise Systems	51,623	47,974	50,933	51,794
SALA Gathering System	15,997	17,237	16,160	18,172
East Texas Crude Logistics System	15,260	17,026	15,006	13,108
El Dorado Rail Offloading Rack	—	—	—	—
_____________________________

(1)	Excludes jet fuel and petroleum coke.

(2)	Consists of terminalling throughputs at our Tyler, Big Sandy and Mount Pleasant, Texas, El Dorado and North Little Rock, Arkansas, and Memphis and Nashville, Tennessee terminals.
Logistics Segment Operational Comparison of the Three Months Ended September 30, 2017 versus the Three Months Ended September 30, 2016
Net Sales
Net sales for the logistics segment were $130.7 million in the third quarter of 2017, compared to $107.5 million for the third quarter of 2016, an increase of $23.2 million, or 21.6%. The increase was primarily attributable to increases in the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold increased $0.28 per gallon and $0.31 per gallon, respectively, during the third quarter of 2017 compared to the third quarter of 2016. The net increase of gasoline and diesel volumes sold was 3.1 million gallons.
Net sales included $5.2 million and $4.1 million of net service fees paid by our refining segment to our logistics segment during the third quarter of 2017 and 2016, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also included crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $33.3 million and $30.4 million in the third quarter of 2017 and 2016, respectively. The logistics segment also sold $1.4 million and $1.8 million of RINs to the refining segment in the third quarter of 2017 and 2016, respectively. These intercompany sales and fees are eliminated in consolidation.

Cost of Goods Sold
Cost of goods sold for the logistics segment increased $15.6 million, or 21.2%, to $89.1 million in the third quarter of 2017, compared to $73.5 million in the third quarter of 2016. The increase in cost of goods sold was primarily attributable to increases in the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations. The average cost per gallon of gasoline and diesel purchased increased $0.18 per gallon and $0.22 per gallon, respectively, during the third quarter of 2017 compared to the third quarter of 2016. The net increase of gasoline and diesel volumes sold was 3.1 million gallons.
Operating Expenses
Operating expenses for the logistics segment were approximately $10.7 million and $9.2 million for the third quarter of 2017 and 2016, respectively, an increase of $1.5 million, or 16.3%. The increase in operating expenses was primarily due to increases in maintenance and labor costs associated with certain of our tanks and pipelines as a result of planned maintenance activity and increased usage due to additional customers using our pipeline assets.
Contribution Margin
Contribution margin for the logistics segment for the third quarter of 2017 was $30.9 million, or 15.4% of our consolidated segment contribution margin, compared to $24.8 million, or 46.5% of our consolidated segment contribution margin, in the third quarter of 2016, an increase of $6.1 million, or 24.6%. The increase in contribution margin was primarily attributable to improved contribution margin in our west Texas operations as a result of continued increased drilling activity in the region, which has improved market conditions and increased demand. Additionally, contribution margin in our west Texas operations benefited from higher margins during a period of product supply disruptions associated with Hurricane Harvey. Also contributing to the increase in contribution margin were increased fees associated with Delek Logistics' marketing agreement with Delek and our Paline Pipeline as a result of increased throughput and sales to third parties, respectively.

Logistics Segment Operational Comparison of the Nine Months Ended September 30, 2017 versus the Nine Months Ended September 30, 2016
Net Sales
Net sales for the logistics segment were $386.9 million during the nine months ended September 30, 2017, compared to $323.4 million during the nine months ended September 30, 2016, an increase of $63.5 million, or 19.6%. The increase was primarily attributable to increases in the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold increased $0.33 per gallon and $0.37 per gallon, respectively, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Gallons of gasoline and diesel sold in west Texas increased 3.6 million gallons and 3.0 million gallons, respectively, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Partially offsetting the increase was a decline in fees on our Paline Pipeline System. During the nine months ended September 30, 2017, the Paline Pipeline System was a FERC regulated pipeline with a tariff established for potential shippers, compared to the nine months ended September 30, 2016, when the pipeline capacity was under contract with two third parties for a monthly fee.
Net sales included $14.8 million and $12.2 million of net service fees paid by our refining segment to our logistics segment during the nine months ended September 30, 2017 and 2016, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net sales also included crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment. These fees were $97.5 million and $92.1 million in the nine months ended September 30, 2017 and 2016, respectively. The logistics segment also sold $3.9 million and $4.7 million of RINs to the refining segment in the nine months ended September 30, 2017 and 2016, respectively. These intercompany sales and fees are eliminated in consolidation.

Cost of Goods Sold
Cost of goods sold for the logistics segment increased $53.3 million, or 25.0%, to $266.7 million in the nine months ended September 30, 2017, compared to $213.4 million in the nine months ended September 30, 2016. The increase in cost of goods sold was primarily attributable to increases in the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations. The average cost per gallon of gasoline and diesel purchased increased $0.28 per gallon and $0.31 per gallon, respectively, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. Gallons of gasoline and diesel purchased in west Texas increased 3.6 million gallons and 3.0 million gallons, respectively, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Operating Expenses
Operating expenses for the logistics segment were $31.0 million and $28.4 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $2.6 million, or 9.2%. The increase in operating expenses was primarily due to increases in labor and utilities costs associated with certain of our pipelines as a result of increased usage and higher maintenance costs associated with certain of our tanks at our tank farms. Partially offsetting these increases were a reduction in operating expenses for one of our terminal locations at which we incurred costs related to internal tank contamination during the nine months ended September 30, 2016 and decreases in maintenance costs at our Memphis Terminal.
Contribution Margin
Contribution margin for the logistics segment for the nine months ended September 30, 2017 was $89.2 million, or 30.1% of our consolidated segment contribution margin, compared to $81.6 million, or 50.6% of our consolidated segment contribution margin, for the nine months ended September 30, 2016, an increase of $7.6 million, or 9.3%. The increase in contribution margin was primarily attributable to improved contribution margin in our west Texas operations as a result of increased drilling activity in the region, which has improved market conditions and increased demand. Additionally, contribution margin in our west Texas operations benefited from higher margins during a period of product supply disruptions associated with Hurricane Harvey. Also contributing to the increase were increased fees associated with our marketing agreement with Delek as a result of increased throughput, volume increases at our Nashville and Tyler Terminals and a reduction in operating expenses at our Memphis and El Dorado Terminals. Partially offsetting these increases was a decline in fees on our Paline Pipeline System as described above.

Retail Segment
The Retail Segment was not reported for the three and nine month periods ended September 30, 2016, or for periods in 2017 prior to July 1, 2017 (the date of the Delek/Alon Merger), as our previous Retail Entities had been discontinued, and the new Retail Segment was not acquired until July 1, 2017. The table below sets forth certain information concerning our retail segment operations ($ in millions, except per gallon amounts):

Three Months Ended September 30,
2017
Net sales	$213.9
Cost of goods sold	174.6
Gross margin	39.3
Operating expenses	25.8
Contribution margin	$13.5
Operating Information:
Number of stores (end of period)	302
Average number of stores	302

Retail Segment Operational Comparison of the Three Months Ended September 30, 2017 versus the Three Months Ended September 30, 2016
Net Sales

Net sales for the retail segment in the third quarter of 2017 were $213.9 million. The net sales were due to the addition of approximately 300 convenience stores which market motor fuels in central and west Texas and New Mexico in connection with the Delek/Alon Merger. Retail fuel gallons sold for the retail segment were 54.4 million gallons for the third quarter of 2017, and total fuel sales, including wholesale dollars, were $123.5 million in the third quarter of 2017. Merchandise sales for the retail segment were $91.3 million in the third quarter of 2017.
Cost of Goods Sold
Cost of goods sold for the retail segment was $174.6 million in the third quarter of 2017 and was attributable to the addition of approximately 300 convenience stores which market motor fuels in central and west Texas and New Mexico in connection with the Delek/Alon Merger.
Operating Expenses
Operating expenses for the retail segment were $25.8 million in the third quarter of 2017 and was attributable to the addition of approximately 300 convenience stores which market motor fuels in central and west Texas and New Mexico in connection with the Delek/Alon Merger.
Contribution Margin
Contribution margin for the retail segment was $13.5 million, or 6.7% of our consolidated segment contribution margin and was attributable to the addition of approximately 300 convenience stores which market motor fuels in central and west Texas and New Mexico in connection with the Delek/Alon Merger.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from our operating activities, borrowings under our debt facilities and potential issuances of additional equity and debt securities. We believe that cash generated from these sources will be sufficient to satisfy the anticipated cash requirements associated with our existing operations and capital expenditures for at least the next 12 months.
Cash Flows
The following table sets forth a summary of our consolidated cash flows for the nine months ended September 30, 2017 and 2016 (in millions):

	Nine Months Ended September 30,
	2017	2016
Cash Flow Data:
Operating activities	$83.3	$121.5
Investing activities	95.3	(97.6)
Financing activities	(29.8)	4.2
Net increase	$148.8	$28.1
Cash Flows from Operating Activities
Net cash provided by operating activities was $83.3 million for the nine months ended September 30, 2017, compared to cash provided of $121.5 million for the comparable period of 2016. The decrease in cash flows from operations was primarily due to the increase in net income for the nine months ended September 30, 2017 of $97.5 million, compared to net loss of $182.2 million in the same period of 2016, and a decrease in cash used to pay the obligation under the Supply and Offtake Agreement of $64.1 million, offset by the non-cash gain on the remeasurement of the equity method investment in Alon of $190.1 million and increases in accounts receivable and inventory and other non-current assets. Additionally, the disposed retail segment provided $26.2 million of cash flows from operations in 2016 that was not recurring in 2017.
Cash Flows from Investing Activities
Net cash provided by investing activities was $95.3 million for the first nine months of 2017, compared to net cash used of $97.6 million in the comparable period of 2016. The increase in cash flows from investing activities was primarily due the cash acquired in the Delek/Alon Merger of $200.5 million (excluding the cash acquired attributable to the Discontinued California Entities) and a decrease in equity method contributions of $49.9 million, partially offset by an increase in cash purchases of property, plant and equipment, which increased from $28.2 million in 2016, to $108.4 million in 2017.
Cash Flows from Financing Activities
Net cash used in financing activities was $29.8 million for the nine months ended September 30, 2017, compared to cash provided of $4.2 million in the comparable 2016 period. The decrease in net cash flows from financing activities was primarily attributable to net repayments under our revolving credit facilities of $138.8 million in the nine months ended September 30, 2017 compared to net borrowings $23.4 million in the comparable period of 2016, a decrease in proceeds net of repayments associated with product financing agreements of $38.4 million, and a $7.3 million repurchase of non-controlling interest, offset by net borrowings under our term loans of $168.2 million during the nine months ended September 30, 2017 compared to net repayments of $1.9 million in the comparable 2016 period. Additionally, the disposed retail segment used $11.2 million of cash flows from financing activities in 2016 that was not recurring in 2017.
Cash Position and Indebtedness
As of September 30, 2017, our total cash and cash equivalents were $831.7 million and we had total indebtedness of approximately $1,427.8 million. Total unused credit commitments or borrowing base availability, as applicable, under our five separate revolving credit facilities was approximately $898.2 million and we had letters of credit issued of approximately $146.0 million. We believe we were in compliance with our covenants in all debt facilities as of September 30, 2017. See Note 8 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information about our revolving credit facilities.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the nine months ended September 30, 2017 were $98.7 million (excluding capital spending associated with the California Discontinued Entities of $0.4 million), of which approximately $69.6 million was spent in our refining segment, $8.7 million in our logistics segment, $10.6 million in our retail segment and $9.8 million at the holding company level. The following table summarizes our actual capital expenditures for the nine months ended September 30, 2017 and planned capital expenditures for the full year 2017 (including Alon capital expenditures since the Delek/Alon Merger of $82.0 million) by operating segment and major category (in millions):

	Full Year 2017 Forecast	Nine Months Ended September 30, 2017
Refining:
Sustaining maintenance, including turnaround activities	$50.9	$30.9
Regulatory	21.1	8.7
Discretionary projects	42.8	30.0
Refining segment total	114.8	69.6
Logistics:
Regulatory	3.4	0.9
Sustaining maintenance	6.8	4.4
Discretionary projects	6.8	3.4
Logistics segment total	17.0	8.7
Retail:
Regulatory	0.6	0.2
Sustaining maintenance	1.6	0.8
Discretionary projects	13.5	9.6
Retail segment total	15.7	10.6
Other:
Regulatory	0.5	0.1
Sustaining maintenance	0.2	1.2
Discretionary projects	13.4	8.5
Other total	14.1	9.8
Total capital spending	$161.6	$98.7
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

Contractual Obligations and Commitments

Information regarding our known contractual obligations of the types described below have materially changed during the quarter ended September 30, 2017 due to the Delek/Alon Merger. The amounts as of September 30, 2017 are set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long-term debt and notes payable obligations	$358.6	$770.0	$68.9	$250.0	$1,447.5
Interest(1)	79.9	72.1	36.7	44.9	233.6
Operating lease commitments(2)	42.6	40.8	18.8	28.7	130.9
Purchase commitments(3)	450.4	1.3	—	—	451.7
Transportation agreements(4)	115.1	217.7	131.9	173.2	637.9
Total	$1,046.6	$1,101.9	$256.3	$496.8	$2,901.6

(1)	Expected interest payments on debt outstanding under credit facilities in place at September 30, 2017. Floating interest rate debt is calculated using September 30, 2017 rates.

(2)	Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of September 30, 2017.

(3)
We have supply agreements to secure certain quantities of crude oil, finished product and other resources used in production at both fixed and market prices. We have estimated future payments under the market based agreements using current market rates.

(4)	Balances consist of contractual obligations under agreements with third parties (not including Delek Logistics) for the transportation of crude oil to our refineries.

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

The following table sets forth information relating to our open commodity derivative contracts as of September 30, 2017 ($ in millions).

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2017	2018	2019
Contracts not designated as hedging instruments:
Crude oil price swaps - long(1)	$2.6	3,090,000	180,000	2,910,000	—
Crude oil price swaps - short(1)	(5.4)	3,590,000	180,000	3,410,000	—
Inventory, refined product and crack spread swaps - long(1)	30.0	20,701,197	13,181,197	7,520,000	—
Inventory, refined product and crack spread swaps - short(1)	(33.0)	16,772,197	11,747,197	5,025,000	—
RIN commitment contracts - long(2)	(34.6)	249,616,545	249,616,545	—	—
RIN commitment contracts - short(2)	23.4	194,140,000	194,140,000	—	—
Total	$(17.0)	487,909,939	469,044,939	18,865,000	—
Contracts designated as cash flow hedging instruments:
Crude oil price swaps - long(1)	$(22.6)	575,000	—	575,000	—
Total	$(22.6)	575,000	—	575,000	—

(1)Volume in barrels
(2)Volume in RINs

Interest Risk Management Activities. We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $935.4 million as of September 30, 2017.

We help manage this risk through interest rate swap and cap agreements that we may periodically enter into in order to modify the interest rate characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair values of our interest rate swaps and cap agreements are obtained from dealer quotes. These values represent the estimated amount that we would receive or pay to terminate the agreements taking into account the difference between the contract rate of interest and rates currently quoted for agreements, of similar terms and maturities. We expect that any interest rate derivatives held would reduce our exposure to short-term interest rate movements. As of September 30, 2017, we had four floating-to-fixed interest rate derivative agreements in place for a notional amount of $69.8 million, which all mature in March 2019. The estimated fair value of our interest rate derivative liability was $1.3 million as of September 30, 2017.

The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt, after considering the interest rate swaps, outstanding as of September 30, 2017 would be to change interest expense by approximately $8.7 million.

ITEM 4. CONTROLS AND PROCEDURES [NEEDS TO BE UPDATED]

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

(b) Changes in Internal Control over Financial Reporting

We acquired Alon USA Energy, Inc. ("Alon")on July 1, 2017, and its total assets and revenues constituted 53% and 41%, respectively, of Delek's consolidated total assets and revenues as shown on our consolidated financial statements as of and for the nine months ended September 30, 2017. We will exclude Alon's internal control over financial reporting from the scope of management's 2017 annual assessment of the effectiveness of Delek's disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation.
In connection with the Delek/Alon Merger, we are integrating Alon's internal controls over financial reporting into our financial reporting framework. Such changes have resulted and may continue to result in changes in our internal control over financial reporting (as described in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affect our internal control over financial reporting. Other than the changes that have and may continue to result from such integration, there has been no change in our internal control over financial reporting (as described in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
One of our Alon subsidiaries was party to a lawsuit alleging breach of contract pertaining to an asphalt supply agreement. During the three months ended September 30, 2017, we reached a settlement on this matter.

Our recently acquired Big Spring refinery has been negotiating an agreement with EPA for over 10 years under EPA’s National Petroleum Refinery Initiative regarding alleged historical violations of the Clean Air Act ("CAA"). According to the EPA, approximately 95% of the nation’s refining capacity has entered into “global” settlements under this EPA enforcement initiative. Our El Dorado and Tyler refineries entered into similar global settlements in 2002 and 2009. A similar Consent Decree covering the Krotz Springs refinery, entered into in 2005 by a previous owner, was terminated by the court in October 2017. A Consent Decree resolving these alleged historical violations for the Big Spring refinery was lodged with the United States District Court for the Northern District of Texas on June 6, 2017, and we expect that Consent Decree to become final later this year. If finalized, the Consent Decree will require payment of a $456,250 civil penalty and capital expenditures for pollution control equipment that may be significant over the next 5 years.

ITEM 1A. RISK FACTORS
In January 2017, we announced that Delek (and various related entities) had entered into an Agreement and Plan of Merger with Alon USA Energy, Inc. (NYSE: ALJ) ("Alon"), as subsequently amended on February 27 and April 21, 2017 (as so amended, the "Merger Agreement"). The related Merger (the "Delek/Alon Merger" or the "Merger") was effective July 1, 2017 (the “Effective Time”), resulting in a new post-combination consolidated registrant renamed as Delek US Holdings, Inc. (“New Delek”), with Alon and the previous Delek US Holdings, Inc. (“Old Delek”) surviving as wholly-owned subsidiaries. New Delek is the successor issuer to Old Delek and Alon pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, as a result of the Delek/Alon Merger, the shares of common stock of Old Delek and Alon were delisted from the New York Stock Exchange in July 2017, and their respective reporting obligations under the Exchange Act were terminated. The Risk Factors considered for presentation herein are based on identified and anticipated risks to New Delek unless specifically attributed to one of its subsidiaries in the discussion below.
There have been no material changes in the risk factors previously disclosed in "Item 1A. Risk Factors" of Old Delek's Annual Report on Form 10-K, except as disclosed below, which updates the risk factors previously disclosed in Part I, Item 1A of Old Delek's Annual Report on Form 10-K for the year ended December 31, 2016.

We may be unable to integrate successfully the businesses of Old Delek and Alon and realize the anticipated benefits of the Delek/Alon Merger.
The Delek/Alon Merger involve the combination of two companies which, prior to July 1, 2017, operated as independent public companies. We must devote significant management attention and resources to integrating the business practices and operations of Old Delek and Alon. We may fail to realize some or all of the anticipated benefits of the Delek/Alon Merger if the integration process takes longer than expected or is more costly than expected. Potential difficulties we may encounter in the integration process include the following:

•
the inability to successfully combine the businesses of Old Delek and Alon in a manner that permits us to achieve the synergies anticipated to result from the Delek/Alon Merger, which would result in the anticipated benefits of the Delek/Alon Merger not being realized partly or wholly in the time frame currently anticipated or at all;

•	lost sales and customers as a result of certain customers of either of the two companies deciding not to do business with us;

•	complexities associated with managing the combined businesses;

•	integrating personnel from the two companies;

•	challenges in the creation of uniform standards, controls, procedures, policies and information systems;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Delek/Alon Merger; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the Delek/Alon Merger and integrating the companies’ operations.

We are expected to incur substantial expenses related to the integration of Old Delek and Alon.
We are expected to incur substantial expenses in connection with the integration of the business, policies, procedures, operations, technologies and systems of Alon with those of Old Delek. There are a large number of systems that must be integrated, including management information, purchasing, administrative, accounting and finance, sales, marketing, billing, payroll and benefits, installation, engineering, infrastructure and regulatory compliance, among others. While we have assumed that a certain level of expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of all of the expected integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate. These integration expenses likely will result in us taking significant charges against earnings, but the amount and timing of such charges is uncertain, and if such charges are greater than expected, they could offset the cost synergies that New Delek expects to achieve from the Delek/Alon Merger.
We may refinance a significant amount of indebtedness and otherwise require additional financing; we cannot guarantee that we will be able to obtain the necessary funds on favorable terms or at all.
We may elect to refinance certain of Old Delek's or Alon’s indebtedness even if not required to do so by the terms of such indebtedness. In addition, we may need or want to raise additional funds for our operations. We have been and may continue to be engaged in discussions with certain potential financing sources, which could provide a source of additional funds and liquidity for our operations. However, our ability to obtain such financing will depend on, among other factors, prevailing market conditions at the time of the proposed financing and other factors beyond our control. There is no assurance that we will be able to obtain additional financing on terms acceptable to us, or at all.
As a result of the Delek/Alon Merger, we are subject to significant additional indebtedness as compared to the indebtedness of Old Delek, which could adversely affect us, including by decreasing our business flexibility and increasing our interest expense.
As of September 30, 2017, our consolidated indebtedness was approximately $1,427.8 million, as compared to Old Delek's consolidated indebtedness of approximately $822.5 million as of June 30, 2017. As a result, we are subject to substantially increased indebtedness in comparison to Old Delek’s indebtedness on a recent historical basis. We may have to incur additional indebtedness in connection with any extinguishment of our debt, as well as for our ongoing business needs. Increased indebtedness could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. The increased levels of indebtedness could reduce funds available for working capital, capital expenditures, acquisitions, share repurchases, dividends and other general corporate purposes.
Our future results will suffer if we do not effectively manage our expanded operations following the Delek/Alon Merger.
The size and scope of operations of our business have increased beyond the current size and scope of operations of either Old Delek’s or Alon’s businesses prior to the Delek/Alon Merger. In addition, we may continue to expand our size and operations through additional acquisitions or other strategic transactions. Our future success depends, in part, upon our ability to manage our expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurance that we will be successful or that we will realize the expected economies of scale, synergies and other benefits currently anticipated from the Delek/Alon Merger or anticipated from any additional acquisitions or strategic transactions.
The Delek/Alon Merger could adversely affect our relationships with employees, customers, commercial partners, financing parties and other third parties.
Uncertainty about the effect of the Delek/Alon Merger on employees, customers, commercial partners and other third parties may have an adverse effect on us. These uncertainties may cause customers, suppliers, commercial partners, financing parties and others that dealt with Alon or Old Delek to seek to change, delay or defer decisions with respect to existing or future business relationships. These uncertainties may impair our ability to retain, hire and motivate certain current and prospective employees. If key employees, customers, suppliers, commercial partners, financing parties and other third parties terminate or change, or seek to terminate or change, their existing relationships with us, our business could be harmed.
The trading price of our common stock is likely to be volatile.
The trading price of Old Delek common stock and Alon common stock prior to the Delek/Alon Merger were highly volatile. The trading price of our common stock could also be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general, and the market for energy companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Any such stockholder litigation could result in substantial costs and a diversion of the attention and resources of our management.
The Delek/Alon Merger may not be as accretive to our earnings per share as anticipated, which may negatively affect the market price of our common stock.
We currently anticipate that the Delek/Alon Merger will be accretive to earnings per share in 2018, assuming certain pre-tax synergies are realized. This expectation, however, is based on preliminary estimates which may materially change. We could encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the Delek/Alon Merger. All of these factors could decrease or delay the expected accretive effect of the Delek/Alon Merger and cause a decrease in the market price of our common stock.
We will record goodwill and other intangible assets that could become impaired and result in material non-cash charges to our results of operations in the future.
The Delek/Alon Merger has been accounted for as an acquisition by us of Alon in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Alon and its subsidiaries have been recorded, as of the completion of the Delek/Alon Merger, at their respective fair values. Under the acquisition method of accounting, the total purchase price has been preliminarily allocated to Alon’s tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the date of completion of the Delek/Alon Merger. The excess of the purchase price over those estimated fair values has been recorded as goodwill. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material non-cash charges relating to such impairment. Our operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.
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

Various permits, licenses, registrations and other authorizations are required under these laws for the operation of our refineries, terminals, pipelines, retail locations and related operations, and these permits are subject to renewal and modification that may require operational changes involving significant costs. If key permits cannot be renewed or are revoked, the ability to continue operation of the affected facilities could be threatened.

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

Under RCRA and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other federal, state and local environmental requirements, as the owner or operator of refineries, biodiesel plants, bulk terminals, pipelines, tank farms, rail cars, trucks and retail locations, we may be liable for the costs of removal or remediation of contamination at our existing or former locations, whether we knew of, or were responsible for, the presence of such contamination. We have incurred such liability in the past and several of our current and former locations are the subject of ongoing remediation projects. The failure to timely report and properly remediate contamination may subject us to liability to third parties and may adversely affect our ability to sell or rent our property or to borrow money using our property as collateral. Additionally, persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of these substances at sites where they are located, regardless of whether the site is owned or operated by that person. We typically arrange for the treatment or disposal of hazardous substances in our refining and other operations. Therefore, we may be liable for removal or remediation costs, as well as other related costs, including fines, penalties and damages resulting from injuries to persons, property and natural resources. Our El Dorado refinery is a minor potentially responsible party at a Superfund site for which we expect our costs to be non-material. In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire.

Our operations are subject to certain requirements of the federal Clean Air Act (“CAA”) as well as related state and local laws and regulations governing air emissions. Certain CAA regulatory programs applicable to our refineries, terminals and other operations require capital expenditures for the installation of air pollution control devices, operational procedures to minimize emissions and monitoring and reporting of emissions. In 2012, the EPA announced an industry-wide enforcement initiative directed at flaring operations and performance at refineries and petrochemical plants and finalized revisions to New Source Performance Standard ("NSPS") Subpart Ja that primarily affects flares and process heaters. We completed capital and other projects at our refineries related to flare compliance with NSPS Ja in 2015 and 2016.

Our recently acquired Big Spring refinery has been negotiating an agreement with EPA for over 10 years under EPA’s National Petroleum Refinery Initiative regarding alleged historical violations of the CAA. According to the EPA, approximately 95% of the nation’s refining capacity has entered into “global” settlements under this EPA enforcement initiative. Our El Dorado and Tyler refineries entered into similar global settlements in 2002 and 2009. A similar Consent Decree covering the Krotz Springs refinery, entered into in 2005 by a previous owner, was terminated by the court in October 2017. A Consent Decree resolving these alleged historical violations for the Big Spring refinery was lodged with the United States District Court for the Northern District of Texas on June 6, 2017, and we expect that Consent Decree to become final later this year. If finalized, the Consent Decree will require payment of a $456,250 civil penalty and capital expenditures for pollution control equipment that may be significant over the next 5 years.

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

In March 2014, the EPA issued final Tier 3 gasoline rules that require a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm by January 1, 2017 for "large refineries" and retains the current maximum per-gallon sulfur content limit of 80 ppm. Under the final rules, all of our refineries are considered “small refineries” and are exempt from complying with the rules' requirements until January 1, 2020. We anticipate that our refineries will meet these new limits when they become effective and that capital spending at our refineries over the next two to three years may be significant. In April 2016, EPA finalized a change to the Tier 3 standard requiring small volume refineries that increase their annual average crude processing rate above 75,000 bpd to meet the Tier 3 sulfur limits 30 months from that “disqualifying” date. We do not anticipate that this rule change will affect our refineries.

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

Alon indemnified certain parties to which they sold assets for costs and liabilities that may be incurred as a result of environmental conditions existing at the time of the sale. As a result of our purchase of Alon, if we are forced to incur costs or pay liabilities in connection with these indemnifications, such costs and payments could be significant and adversely affect our business, results of operations and cash flows.

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

The regions in which we operate are susceptible to severe storms, including hurricanes, thunderstorms, tornadoes, floods, extended periods of rain, ice storms and snow, all of which we have experienced in the past few years. Our refineries located in California and the related pipeline and asphalt terminals are located in areas with a history of earthquakes, some of which have been quite severe. In addition, for a variety of reasons, many members of the scientific community believe that climate changes are occurring that could have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our assets and operations.

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

Shareholder litigation against us and certain of our current or Our former directors could divert management time and result in the payment of damages if the plaintiffs are successful.
As more fully described in a Form 8-K filed by Old Delek on June 19, 2017, in June 2017, three purported stockholders of Alon and one purported stockholder of Old Delek filed four lawsuits in connection with the Delek/Alon Merger. Three of the lawsuits, Stephen Page v. Alon USA Energy Inc., et al., Case No. 1:17-cv-00671-RGA (D. Del.), David Phelps v. Delek US Holdings, Inc., et al., Case No. 3:17-cv-00910 (M.D. Tenn.) and Joseph Adler v. Alon USA Energy, Inc., et al., Case No. 1:17-cv-00742-UNA (D. Del.), alleged that the defendants violated Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, by filing the joint proxy statement/prospectus relating to the proposed Delek/Alon Merger which allegedly failed to disclose and/or misrepresented material information about the proposed Alon/Delek Merger. Each of Old Delek and Alon determined to voluntarily supplement the joint proxy statement/prospectus by filing Current Reports on Form 8-K in order to moot certain of the plaintiffs’ disclosure claims, alleviate the costs, risks and uncertainties inherent in litigation and provide additional information to their respective stockholders. To date, the Page and Phelps lawsuits have been dismissed with prejudice, subject to the plaintiffs’ right to seek a “mootness” fee.
The fourth lawsuit, Arkansas Teacher Retirement System v. Alon USA Energy, Inc., et al., Case No. 2017-0453, filed in the Delaware Court of Chancery, alleges breach of fiduciary duty claims. Specifically, it alleges that Old Delek used its position as a purportedly controlling stockholder of Alon’s to obtain buyout terms from Alon at an unfairly discounted price, and that the defendant Alon directors breached their fiduciary duties allegedly owed to the plaintiff stockholder and purported class by engaging in conduct that led to the sale of Alon’s shares at an unfairly discounted price. The plaintiff has asked the Delaware Chancery Court to, among other things, award damages to the plaintiff and purported class in an amount to be determined at trial, award additional shares of our common stock to the plaintiff and purported class and award the plaintiff attorneys’ and experts’ fees. Although we believe the plaintiff’s claims are without merit, we cannot predict the outcome of or estimate the possible loss or range of loss from this litigation.
The defense or settlement of the shareholder actions disclosed above could be time-consuming and expensive, and divert the attention of our management away from operating the business. If any one or more of these legal proceedings is adversely resolved against us, it could have an adverse effect on our financial condition, results of operations or liquidity.
The termination or expiration of our supply and offtake agreements could have a material adverse effect on our liquidity.

Our supply and offtake agreements with J. Aron, have expiration dates ranging from May 2019 to May 2021. Pursuant to the agreements, J. Aron purchases a substantial portion of the crude oil and refined products in our refineries’ inventory at market prices. Upon any termination of the agreements, including at expiration or in connection with a force majeure or default, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product and pipeline, terminalling, storage and shipping arrangements. Additionally, upon any termination, we will be required to repurchase or refinance the consigned crude oil and refined products from J. Aron at then market prices, which may have a material impact on our working capital needs.

We conduct our convenience store business under a license agreement with 7-Eleven, and the loss of this license could adversely affect the results of operations of our retail segment.
Our convenience store operations are primarily conducted under the 7-Eleven name pursuant to a license agreement between 7-Eleven, Inc. and Alon. 7-Eleven may terminate the agreement if Alon defaults on its obligations under the agreement. This termination would result in our convenience stores losing the use of the 7-Eleven brand name, the accompanying 7-Eleven advertising and certain other brand names and products used exclusively by 7-Eleven. Termination of the license agreement could have a material adverse effect on our retail operations.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
We rely on information technology systems across our operations, including management of our supply chain, point of sale processing at our retail sites and various other processes and transactions. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal credit information.

In addition, the systems currently used for certain transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put certain payment card data at risk. These standards for determining the required controls applicable to these systems are mandated by credit card issuers and administered by the Payment Card Industry Security Standards Counsel and not by us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. We have taken the necessary steps to comply with the Payment Card Industry Data Security Standards (PCI-DSS) at all of our locations. However, compliance with these requirements may result in cost increases due to necessary systems changes and the development of new administrative processes.

In recent years, several retailers have experienced data breaches resulting in the exposure of sensitive customer data, including payment card information. Any compromise or breach of our information and payment technology systems could cause interruptions in our operations, damage our reputation, reduce our customers' willingness to visit our sites and conduct business with them, or expose us to litigation from customers or sanctions for violations of the PCI-DSS. In addition, a compromise of our internal data network at any of our refining or terminal locations may have disruptive impacts similar to that of our retail operations. These disruptions could range from inconvenience in accessing business information to a disruption in our refining operations. Cost increases may be incurred in this area to combat the continued escalation of cyber-attacks and/or disruptive criminal activity.

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

As of September 30, 2017, we employed 315 and 455 people in our Tyler and El Dorado operations, respectively. From among these employees, 172 operations, maintenance and warehouse hourly employees and 43 truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. The Tyler operations, maintenance and warehouse hourly employees are currently covered by a collective bargaining agreement that expires January 31, 2019. The Tyler truck drivers are currently covered by a collective bargaining agreement that expires March 1, 2018. As of September 30, 2017, 177 operations and maintenance hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 381. These employees are covered by a collective bargaining agreement which expires on August 1, 2021. Although these collective bargaining agreements contain provisions to discourage strikes or work stoppages, we cannot assure you that strikes or work stoppages will not occur. As of September 30, 2017, 39 of our El Dorado based drivers for Lion Oil Company were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International, AFL-CIO and four of our El Dorado refinery warehouse hourly employees were represented by the International Union of Operating Engineers and its Local 381.  Negotiations toward collective bargaining agreements with the new bargaining units is underway.  A strike or work stoppage could have a material adverse effect on our business, financial condition and results of operations.

As of September 30, 2017, Alon employed approximately 195 people at its Big Spring refinery, approximately 134 of whom were covered by a collective bargaining agreement that expires April 1, 2019. Our current labor agreement may not prevent a strike or work stoppage in the future, and any such work stoppage could have a material adverse effect on our results of operations and financial condition.

Our retail segment is subject to loss of market share or pressure to reduce prices in order to compete effectively with a changing group of competitors in a fragmented retail industry.

The markets in which we operate our retail fuel and convenience stores are highly competitive and characterized by ease of entry and constant change in the number and type of retailers offering the products and services found in our stores. We compete with other convenience store chains, gas stations, supermarkets, drug stores, discount stores, dollar stores, club stores, mass merchants, fast food operations, independent owner-operators and other retail outlets. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than us. In addition, independent owner-operators can generally operate stores with lower overhead costs than ours. As a result, our competitors may be able to respond better to changes in the economy and new opportunities within the industry.

Several non-traditional retailers, such as supermarkets, club stores and mass merchants, have affected the convenience store industry by entering the retail fuel business and/or selling merchandise traditionally found in convenience stores. Many of these competitors are substantially larger than we are. Because of their diversity, integration of operations and greater resources, these companies may be better able to withstand volatile market conditions or levels of low or no profitability. In addition, these retailers may use promotional pricing or discounts, both at the pump and in the store, to encourage in-store merchandise sales. These activities by our competitors could adversely affect our profit margins. Additionally, our convenience stores could lose market share, relating to both gasoline and merchandise, to these and other retailers, which could adversely affect our business, results of operations and cash flows. Our convenience stores compete in large part based on their ability to offer convenience to customers. Consequently, changes in traffic patterns and the type, number and location of competing stores could result in the loss of customers and reduced sales and profitability at affected stores. These non-traditional gasoline and/or convenience merchandise retailers may obtain a significant share of the retail fuels market, may obtain a significant share of the convenience store merchandise market and their market share in each market is expected to grow.

We may not be able to successfully execute our strategy of growth through acquisitions.
A significant part of our growth strategy is to acquire assets such as refineries, pipelines, terminals, and retail fuel and convenience stores that complement our existing assets and/or broaden our geographic presence. If attractive opportunities arise, we may also acquire assets in new lines of business that are complementary to our existing businesses. From our inception in 2001 through September 2017, we acquired the Tyler and El Dorado refineries, developed our logistics segment through the acquisition of transportation and marketing assets and acquired Alon USA. We expect to continue to acquire assets that complement our existing assets and/or broaden our geographic presence as a major element of our growth strategy. However, the occurrence of any of the following factors could adversely affect our growth strategy:

•We may not be able to identify suitable acquisition candidates or acquire additional assets on favorable terms;
•We usually compete with others to acquire assets, which competition may increase, and any level of competition could result in decreased availability or increased prices for acquisition candidates;
•We may experience difficulty in anticipating the timing and availability of acquisition candidates;
•We may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions; and
•As a public company, we are subject to reporting obligations, internal controls and other accounting requirements with respect to any business we acquire, which may prevent or negatively affect the valuation of some acquisitions we might otherwise deem favorable or increase our acquisition costs.

Our operating results are seasonal and generally lower in the first and fourth quarters of the year for our refining and logistics segments and in the first quarter of the year for our retail segment. We depend on favorable weather conditions in the spring and summer months.

Demand for gasoline, convenience merchandise and asphalt products is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic and road and home construction. Varying vapor pressure requirements between the summer and winter months also tighten summer gasoline supply. As a result, the operating results of our refining segment and logistics segment are generally lower for the first and fourth quarters of each year. Seasonal fluctuations in traffic also affect sales of motor fuels and merchandise in our retail fuel and convenience stores. As a result, the operating results of our retail segment are generally lower for the first quarter of the year.

Weather conditions in our operating area also have a significant effect on our operating results in our retail segment. Customers are more likely to purchase more gasoline and higher profit margin items such as fast foods, fountain drinks and other beverages during the spring and summer months. Unfavorable weather conditions during these months and a resulting lack of the expected seasonal upswings in traffic and sales could have a material adverse effect on our business, financial condition and results of operations.

We may seek to diversify our retail fuel and convenience store operations by entering new geographic areas, which may present operational and competitive challenges.

In the future, we may seek to grow by selectively operating stores in geographic areas other than those in which we currently operate, or in which we currently have a relatively small number of stores. This growth strategy would present numerous operational and competitive challenges to our senior management and employees and would place significant pressure on our operating systems. In addition, we cannot assure you that consumers located in the regions in which we may expand our operations would be as receptive to our stores as consumers in our existing markets. The success of any such growth plans will depend in part upon our ability to:

•select, and compete successfully in, new markets;
•obtain suitable sites at acceptable costs;
•identify and contract with financially stable developers;
•realize an acceptable return on the capital invested in new facilities;
•hire, train, and retain qualified personnel;
•integrate new retail fuel and convenience stores into our existing distribution, inventory control, and information systems;
•expand relationships with our suppliers or develop relationships with new suppliers; and
•secure adequate financing, to the extent required.

We cannot assure you that we will achieve our development goals, manage our growth effectively, or operate our existing and new retail fuel and convenience stores profitability. The failure to achieve any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Our retail segment is dependent on fuel sales which makes us susceptible to increases in the cost of gasoline and interruptions in fuel supply.

Our dependence on fuel sales makes us susceptible to increases in the cost of gasoline and diesel fuel and fuel profit margins have a significant impact on our earnings. The volume of fuel sold by us and our fuel profit margins are affected by numerous factors beyond our control, including the supply and demand for fuel, volatility in the wholesale fuel market and the pricing policies of competitors in local markets. Although we can rapidly adjust our pump prices to reflect higher fuel costs, a material increase in the price of fuel could adversely affect demand. A material, sudden increase in the cost of fuel that causes our fuel sales to decline could have a material adverse effect on our business, financial condition and results of operations.

In addition, credit card interchange fees are typically calculated as a percentage of the transaction amount rather than a percentage of gallons sold, higher refined product prices often result in negative consequences for our retail operations such as higher credit card expenses, lower retail fuel gross margin per gallon and reduced demand for gasoline and diesel. These conditions could result in fewer retail gallons sold and fewer retail merchandise transactions, which could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on fuel sales also makes us susceptible to interruptions in fuel supply. Gasoline sales generate customer traffic to our retail fuel and convenience stores and any decrease in gasoline sales, whether due to shortage or otherwise, could adversely affect our merchandise sales. A serious interruption in the supply of gasoline to our retail fuel and convenience stores could have a material adverse effect on our business, financial condition and results of operations.

If there is negative publicity concerning our brand names or the brand names of our suppliers, fuel and merchandise sales in our retail segment may suffer.

Negative publicity, regardless of whether the concerns are valid, concerning food, beverage, fuel or other product quality, food, beverage or other product safety or other health concerns, facilities, employee relations or other matters may materially and adversely affect demand for products offered at our stores and could result in a decrease in customer traffic to our stores. We offer food products in our stores that are marketed under our brand names and certain nationally recognized brands. These nationally recognized brands have significant operations at facilities owned and operated by third parties and negative publicity concerning these brands as a result of events that occur at facilities that we do not control could also adversely affect customer traffic to our stores. Additionally, we may be the subject of complaints or litigation arising from food or beverage-related illness or injury in general which could have a negative impact on our business. Health concerns, poor food, beverage, fuel or other product quality or operating issues stemming from one store or a limited number of stores can materially and adversely affect the operating results of some or all of our stores and harm our proprietary brands.

Wholesale cost increases, vendor pricing programs and tax increases applicable to tobacco products, as well as campaigns to discourage their use, could adversely impact our results of operations in our retail segment.

Increases in the retail price of tobacco products as a result of increased taxes or wholesale costs could materially impact our cigarette sales volume and/or revenues, merchandise gross profit and overall customer traffic. Cigarettes are subject to substantial and increasing excise taxes at both a state and federal level. In addition, national and local campaigns to discourage the use of tobacco products may have an adverse effect on demand for these products. A reduction in cigarette sales volume and/or revenues, merchandise gross profit from tobacco products or overall customer demand for tobacco products could have a material adverse effect on the business, financial condition and results of operations of our retail segment.

Major cigarette manufacturers currently offer substantial rebates to us; however, there can be no assurance that such rebate programs will continue. We include these rebates as a component of our gross margin from sales of cigarettes. In the event these rebates are decreased or eliminated, our wholesale cigarette costs will increase. For example, certain major cigarette manufacturers have offered rebate programs that provide rebates only if we follow the manufacturer's retail pricing guidelines. If we do not receive the rebates because we do not participate in the program or if the rebates we receive by participating in the program do not offset or surpass the revenue lost as a result of complying with the manufacturer's pricing guidelines, our cigarette gross margin will be adversely impacted. In general, we attempt to pass wholesale price increases on to our customers. However, competitive pressures in our markets may adversely impact our ability to do so. In addition, reduced retail display allowances on cigarettes offered by cigarette manufacturers negatively impact gross margins. These factors could materially impact our retail price of cigarettes, cigarette sales volume and/or revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.

ITEM 5. OTHER INFORMATION

Dividend Declaration
On November 7, 2017, Delek's Board of Directors voted to declare a quarterly cash dividend of $0.15 per share of our common stock, payable on December 15, 2017 to shareholders of record on November 22, 2017.

ITEM 6. EXHIBITS

Exhibit No.		Description
2.1	^
Agreement and Plan of Merger dated as of January 2, 2017, among Delek US Holdings, Inc., Delek Holdco, Inc., Dione Mergeco, Inc., Astro Mergeco, Inc. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 2.1 to Old Delek’s Form 8-K filed on January 3, 2017).

2.2
First Amendment to Agreement and Plan of Merger dated as of February 27, 2017, among Delek US Holdings, Inc. Delek Holdco, Inc., Dion Mergco, Inc, Astro Mergco, Inc. and Alon USA Energy, Inc. (incorporated by reference to Exhibit 2.6 to Old Delek’s Form 10-K filed on February 28, 2017).

2.3
Second Amendment to Agreement and Plan of Merger dated as of April 21, 2017, among Delek US Holdings, Inc. Delek Holdco, Inc., Dion Mergco, Inc, Astro Mergco, Inc. and Alon USA Energy, Inc. (incorporated by reference to Annex B-2 to the Company’s Proxy Statement/Prospectus filed pursuant to Rule 424(b)(3) on May 30, 2017).

10.1
First Supplemental Indenture, effective as of July 1, 2017, by and among Alon USA Energy, Inc., Delek US Holdings Inc. (f/k/a Delek Holdco, Inc.) and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K12B filed on July 3, 2017).

10.2	§	Alon USA Energy, Inc. Second Amended and Restated 2005 Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 4.6 to the Company’s Form S-8 filed on July 10, 2017).
10.3	§ *	Executive Employment Agreement, effective November 1, 2017, by and between Delek US Holdings, Inc. and Ezra Uzi Yemin.
31.1	*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

§	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

^
Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any of the omitted schedules or exhibits upon request by the United States Securities and Exchange Commission, provided, however, that Delek may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedules or exhibits so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chairman), President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kevin Kremke
Kevin Kremke
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 9, 2017