Form 10-Q
period 2018-03-31
Delek US Holdings, Inc.
filed 2018-05-10
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 4, 2018, there were 84,016,661 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Part I.
FINANCIAL INFORMATION

Item 1.	Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,018.0	$931.8
Accounts receivable, net	640.7	579.6
Accounts receivable from related parties	3.4	2.1
Inventories, net of inventory valuation reserves	946.0	808.4
Assets held for sale	120.7	160.0
Other current assets	127.7	129.9
Total current assets	2,856.5	2,611.8
Property, plant and equipment:
Property, plant and equipment	2,769.1	2,772.5
Less: accumulated depreciation	(675.6)	(631.7)
Property, plant and equipment, net	2,093.5	2,140.8
Goodwill	818.1	816.6
Other intangibles, net	108.7	101.1
Equity method investments	136.4	138.1
Other non-current assets	71.5	126.8
Total assets	$6,084.7	$5,935.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,005.7	$973.4
Accounts payable to related parties	1.5	1.7
Current portion of long-term debt	189.4	590.2
Obligation under Supply and Offtake Agreements	518.3	435.6
Liabilities associated with assets held for sale	12.3	105.9
Accrued expenses and other current liabilities	411.7	564.9
Total current liabilities	2,138.9	2,671.7
Non-current liabilities:
Long-term debt, net of current portion	1,770.8	875.4
Environmental liabilities, net of current portion	67.1	68.9
Asset retirement obligations	71.5	72.1
Deferred tax liabilities	163.9	199.9
Other non-current liabilities	78.2	83.0
Total non-current liabilities	2,151.5	1,299.3
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 87,305,668 shares and 81,533,548 shares issued at March 31, 2018 and December 31, 2017, respectively	0.9	0.8
Additional paid-in capital	1,043.3	900.1
Accumulated other comprehensive income	10.0	6.9
Treasury stock, 3,332,555 shares and 762,623 shares, at cost, as of March 31, 2018 and December 31, 2017, respectively	(120.3)	(25.0)
Retained earnings	684.3	767.8
Non-controlling interests in subsidiaries	176.1	313.6
Total stockholders’ equity	1,794.3	1,964.2
Total liabilities and stockholders’ equity	$6,084.7	$5,935.2
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except share and per share data)

	Three Months Ended
	March 31,
	2018	2017
Net revenues	$2,353.2	$1,182.2
Operating costs and expenses:
Cost of goods sold	2,042.8	1,035.7
Operating expenses	158.1	61.2
General and administrative expenses	65.2	26.5
Depreciation and amortization	48.0	29.0
Loss on disposal of assets	0.3	—
Total operating costs and expenses	2,314.4	1,152.4
Operating income	38.8	29.8
Interest expense	32.5	13.6
Interest income	(0.7)	(1.0)
Income from equity method investments	—	(3.1)
Impairment loss on assets held for sale	27.5	—
Loss on extinguishment of debt	9.0	—
Other income, net	(0.7)	—
Total non-operating expenses, net	67.6	9.5
(Loss) income from continuing operations before income tax (benefit) expense	(28.8)	20.3
Income tax (benefit) expense	(17.0)	5.0
(Loss) income from continuing operations	(11.8)	15.3
Discontinued operations:
Loss from discontinued operations, including loss on sale of discontinued operations	(10.5)	—
Income tax benefit	(2.3)	—
Loss from discontinued operations, net of tax	(8.2)	—
Net (loss) income	(20.0)	15.3
Net income attributed to non-controlling interests	14.9	4.1
Net (loss) income attributable to Delek	$(34.9)	$11.2
Basic (loss) income per share:
(Loss) Income from continuing operations	$(0.23)	$0.18
Loss from discontinued operations	$(0.20)	$—
Total basic (loss) income per share	$(0.43)	$0.18
Diluted (loss) income per share:
(Loss) Income from continuing operations	$(0.23)	$0.18
Loss from discontinued operations	$(0.20)	$—
Total diluted (loss) income per share	$(0.43)	$0.18
Weighted average common shares outstanding:
Basic	82,252,405	61,978,072
Diluted	82,252,405	62,589,210
Dividends declared per common share outstanding	$0.20	$0.15
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Net (loss) income attributable to Delek	$(34.9)	$11.2
Other comprehensive income (loss):
Commodity contracts designated as cash flow hedges:
Unrealized gains (losses), net of ineffectiveness gains of a nominal amount and $0.5 million for the three months ended March 31, 2018 and 2017, respectively	2.7	(6.0)
Realized losses reclassified to cost of goods sold	—	7.8
Increase related to commodity cash flow hedges, net	2.7	1.8
Income tax expense	(0.6)	(0.6)
Net comprehensive income on commodity contracts designated as cash flow hedges	2.1	1.2

Interest rate contracts designated as cash flow hedges:
Unrealized losses	(1.3)	—
Realized losses reclassified to interest expense	0.7	—
Decrease related to interest rate cash flow hedges, net	(0.6)	—
Income tax benefit	0.2	—
Net comprehensive loss on interest rate contracts designated as cash flow hedges	(0.4)	—

Foreign currency translation loss	(0.4)	—

Other comprehensive income from equity method investments, net of tax expense of a nominal amount for the three months ended March 31, 2017	—	0.1

Postretirement benefit plans:
Unrealized gain arising during the year related to:
Net actuarial gain	0.2	—
Gain reclassified to earnings:
Recognized due to settlement	(0.1)	—
Increase related to postretirement benefit plans, net	0.1	—
Income tax expense	—	—
Net comprehensive income on postretirement benefit plans	0.1	—
Total other comprehensive income	1.4	1.3
Comprehensive (loss) income attributable to Delek	$(33.5)	$12.5
See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(20.0)	$15.3
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	48.0	29.0
Amortization of deferred financing costs and debt discount	2.0	0.9
Accretion of environmental liabilities and asset retirement obligations	1.3	0.1
Amortization of unfavorable contract liability	(1.5)	(1.5)
Deferred income taxes	(74.6)	(1.4)
Income from equity method investments	—	(3.1)
Dividends from equity method investments	1.0	—
Loss on interest rate derivative	0.7	—
Loss on disposal of assets	0.3	—
Loss on extinguishment of debt	9.0	—
Impairment of assets held for sale	27.5	—
Equity-based compensation expense	4.8	3.8
Loss from discontinued operations	8.2	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(29.1)	(61.3)
Inventories and other current assets	(206.5)	(10.4)
Fair value of derivatives	(18.3)	2.0
Accounts payable and other current liabilities	(52.0)	(3.1)
Obligation under Supply and Offtake Agreement	71.8	5.6
Non-current assets and liabilities, net	52.3	(23.1)
Cash used in operating activities - continuing operations	(175.1)	(47.2)
Cash used in operating activities - discontinued operations	(15.6)	—
Net cash used in operating activities	(190.7)	(47.2)
Cash flows from investing activities:
Equity method investment contributions	—	(1.7)
Distributions from equity method investments	0.7	5.1
Purchases of property, plant and equipment	(71.0)	(19.0)
Purchase of intangible assets	(1.6)	—
Proceeds from sale of property. plant and equipment	0.1	—
Proceeds from sales of discontinued operations	39.7	—
Cash used in investing activities - continuing operations	(32.1)	(15.6)
Cash provided by investing activities - discontinued operations	5.5	—
Net cash used in investing activities	(26.6)	(15.6)
Cash flows from financing activities:
Proceeds from long-term revolvers	1,078.7	208.6
Payments on long-term revolvers	(608.9)	(179.2)
Proceeds from term debt	690.6	—
Payments on term debt	(671.1)	(37.7)
Repayments of product financing agreements	(72.4)	(6.0)
Taxes paid due to the net settlement of equity-based compensation	(1.8)	(0.7)
Repurchase of common stock	(95.3)	—
Repurchase of non-controlling interest	—	(4.0)
Distribution to non-controlling interest	(6.9)	(6.4)
Dividends paid	(17.0)	(9.6)
Deferred financing costs paid	(2.5)	—
Cash provided by (used in) financing activities - continuing operations	293.4	(35.0)
Cash provided by financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	293.4	(35.0)
Net increase (decrease) in cash and cash equivalents	76.1	(97.8)
Cash and cash equivalents at the beginning of the period	941.9	689.2
Cash and cash equivalents at the end of the period	1,018.0	591.4
Less cash and cash equivalents of discontinued operations at the end of the period	—	—
Cash and cash equivalents of continuing operations at the end of the period	$1,018.0	$591.4

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)(Continued)
(In millions)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.2 million and a nominal amount in the 2018 and 2017 periods, respectively	$32.7	$17.9
Income taxes	$—	$12.9
Non-cash investing activities:
Common stock issued in connection with the buyout of Alon Partnership non-controlling interest	$127.0	$—
Decrease in accrued capital expenditures	$(0.9)	$(3.8)

See accompanying notes to condensed consolidated financial statements

Delek US Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Basis of Presentation
Delek US Holdings, Inc. operates through its consolidated subsidiaries, which include Delek US Energy, Inc. (and its subsidiaries) and Alon USA Energy, Inc. ("Alon") (and its subsidiaries).
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
During the third quarter 2017, we committed to a plan to sell certain assets associated with our Paramount and Long Beach, California refineries and Alon's California renewable fuels facility (collectively, the "California Discontinued Entities"), which were acquired as part of the Delek/Alon Merger. As a result of this decision and commitment to a plan, and because it was made within three months of the Delek/Alon Merger, we met the requirements under Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20") and ASC 360, Property, Plant and Equipment ("ASC 360") to report the results of the California Discontinued Entities as discontinued operations and to classify the California Discontinued Entities as a group of assets held for sale. On March 16, 2018, Delek sold to World Energy, LLC (i) all of Delek’s membership interests in AltAir Paramount, LLC (Alon's California renewable fuels facility), (ii) certain refining assets and other related assets located in Paramount, California and (iii) certain associated tank farm and pipeline assets and other related assets located in California. The sale of certain assets associated with our Long Beach, California refinery is currently anticipated to occur within the next 6 months. See Note 5 for further information regarding the California Discontinued Entities.

On February 12, 2018, Delek announced it had reached a definitive agreement to sell certain assets associated with four owned asphalt terminals (included in Delek's corporate/other segment), as well as an equity method investment in an additional asphalt terminal, to an affiliate of Andeavor. This transaction includes asphalt terminal assets in Bakersfield, Mojave and Elk Grove, California and Phoenix, Arizona, as well as Delek’s 50 percent equity interest in the Paramount-Nevada Asphalt Company, LLC joint venture that operates an asphalt terminal located in Fernley, Nevada. Delek expects to receive net proceeds of approximately $75.0 million, subject to estimated working capital and certain customary adjustments. Subject to customary closing conditions, certain preferential rights under the joint venture arrangement and regulatory approvals, this transaction is expected to close in the first half of 2018. These associated assets did not meet the definition of held for sale pursuant to ASC 360 as of December 31, 2017 and therefore were not reflected as held for sale nor as discontinued operations in the consolidated financial statements as of and for the year ended December 31, 2017. However, the assets associated with the owned terminals (including property, plant and equipment, inventory and certain prepaid assets) do meet the definition of held for sale pursuant to ASC 360 as of February 1, 2018 and are reflected as held for sale in the condensed consolidated balance sheet as of March 31, 2018.
Our condensed consolidated financial statements include the accounts of Delek and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 1, 2018 (the "Annual Report on Form 10-K") and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K.
Our condensed consolidated financial statements include Delek Logistics Partners, LP ("Delek Logistics"), Alon USA Partners, LP (the "Alon Partnership") and AltAir Paramount LLC ("AltAir"), all variable interest entities as of December 31, 2017. However, Delek acquired the non-controlling interest in the Alon Partnership on February 7, 2018 and sold AltAir on March 16, 2018. Thus, Delek Logistics is Delek's only remaining variable interest entity as of March 31, 2018. As the indirect owner of the general partner of Delek Logistics, we have the ability to direct the activities of this entity that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes for this entity and are Delek Logistics' primary customer. As Delek Logistics does not derive an amount of gross margin material to us from third parties, there is limited risk to Delek associated with Delek Logistics' operations. However, in the event that Delek Logistics incurs a loss, our operating results will reflect such loss, net of intercompany eliminations, to the extent of our ownership interest in this entity.
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
New Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (the "FASB")  issued guidance that allows a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Reform Act"), which was signed into law on December 22, 2017. Consequently, the amendments eliminate the stranded tax effects related to items in accumulated other comprehensive income resulting from the Tax Reform Act. The new guidance may be applied retrospectively to each period in which the effect of the Tax Reform Act is recognized, or in the period of adoption. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We elected to early adopt this guidance effective January 1, 2018.   As a result of adopting this guidance, we reclassified $1.6 million from AOCI to retained earnings. The effect of the Tax Reform Act on temporary differences related to amounts initially recorded in AOCI are provisional.   As we finalize the accounting for tax effects of the Tax Reform Act on the related temporary differences, additional reclassification adjustments may be recorded in future periods.
In January 2018, the FASB issued guidance regarding the application of the new lease accounting guidance issued in February 2016 (discussed further below) to rights of way. This guidance provides an optional practical expedient to not evaluate under the new lease accounting guidance existing or expired rights of way that were not previously accounted for as leases. However, any new or modified rights of way should be evaluated under the new lease accounting guidance. An entity that does not elect this practical expedient should evaluate all existing or expired rights of way in connection with the adoption of the new lease requirements to assess whether they meet the definition of a lease. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact adopting this new guidance will have on our business, financial condition and results of operations.
In August 2017, the FASB issued guidance to better align financial reporting for hedging activities with the economic objectives of those activities for both financial (e.g., interest rate) and commodity risks. The guidance was intended to create more transparency in the presentation of financial results, both on the face of the financial statements and in the footnotes, and simplify the application of hedge accounting guidance. This amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Companies are required to apply the amendment on a modified retrospective transition method in which the cumulative effect of the change will be recognized within equity in the consolidated balance sheet as of the date of adoption. Early adoption is permitted, including in an interim period. If a company early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.
In May 2017, the FASB issued guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The modification accounting guidance applies if the value, vesting conditions or classification of the award changes. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance should be applied prospectively to an award modified on or after the adoption date. We adopted this guidance on January 1, 2018 and the adoption did not have a material impact on our business, financial condition or results of operations.
In March 2017, the FASB issued guidance that will require that an employer disaggregate the service cost component from the other components of net benefit cost with respect to defined benefit postretirement employee benefit plans. Service cost is required to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be reported outside the subtotal for operating income. Additionally, only the service cost component of net benefit costs are eligible for capitalization. The guidance became effective January 1, 2018. We adopted this guidance on January 1, 2018, which will retrospectively impact the presentation of our third and fourth quarter 2017 statements of income as a result of the pension and postretirement obligations assumed in the Delek/Alon Merger. As further discussed in Note 18, only the service cost component of net periodic benefit costs are included as part of general and administrative expenses in the accompanying condensed consolidated statements of income. The other components of net periodic benefit costs are included as part of other non-operating expenses (income), net. As a practical expedient, we will use the amounts disclosed regarding our pension and other postretirement benefit plans for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements in our third quarter 2018 Quarterly Report on Form 10-Q and in our 2018 Annual Report on Form 10-K. This will require recasting of prior periods subsequent to the Delek/Alon Merger.
In February 2017, the FASB issued guidance clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. The amendments in this guidance should be applied using either i) a modified retrospective basis through a cumulative-

effect adjustment directly to retained earnings as of the beginning of the period of adoption or ii) a retrospective basis to each period presented in the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We adopted this guidance on January 1, 2018, and the adoption did not have a material impact on our business, financial condition or results of operations.
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

In October 2016, the FASB issued guidance that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on January 1, 2018. As a result of adopting this guidance, we decreased retained earnings by $29.9 million for the cumulative effect as of January 1, 2018.

In August 2016, the FASB issued guidance that clarifies eight cash flow classification issues pertaining to cash receipts and cash payments. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on January 1, 2018 and the adoption did not have a material impact on our business, financial condition or results of operations, except for reclassifications of certain distributions received from equity method investees, due to Delek making an accounting policy election to classify distributions received from equity method investees using the cumulative earnings approach. Under this approach, distributions received are considered returns on investment and classified as cash inflows from operating activities, unless the investor’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings (as adjusted for amortization of basis differences) recognized by the investor. When such an excess occurs, the current-period distribution up to this excess should be considered a return of investment and classified as cash inflows from investing activities. This resulted in a reclassification of $5.1 million of distributions received in the three months ended March 31, 2017 from the line item entitled dividends from equity method investments in net cash provided by (used in) operating activities to the line item entitled distributions from equity method investments in net cash provided by (used in) investing activities in the condensed consolidated statements of cash flows.

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
In February 2016, the FASB issued guidance that requires the recognition of a lease liability and a right-of-use asset, initially measured at the present value of the lease payments, in the statement of financial condition for all leases previously accounted for as operating leases. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We expect to adopt this guidance on January 1, 2019 and are currently evaluating the impact adopting this new guidance will have on our business, financial condition and results of operations. As part of our efforts to prepare for adoption, beginning in 2018, we formed a project implementation team, as well as a project timeline, to evaluate this guidance. We also reviewed and gained an understanding of the new lease accounting guidance, continue to perform scoping to identify and evaluate leases under the guidance and continue to review industry specific implementation guidance. We are continuing to evaluate the impact of the guidance on our business processes, accounting systems, controls and financial statement disclosures, and expect to implement any changes to accommodate the new accounting and disclosure requirements prior to adoption on January 1, 2019. We are required to use the modified retrospective adoption method to apply this guidance, under which the cumulative effect of initially applying the guidance will be recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2019.
In January 2016, the FASB issued guidance that affects the accounting for equity investments, financial liabilities accounted for under the fair value option and the presentation and disclosure requirements for financial instruments. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities when the fair value option has been elected, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. It will require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and will eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We adopted this guidance on January 1, 2018 and the adoption did not have a material impact on our business, financial condition or results of operations.
In May 2014, the FASB issued guidance regarding “Revenue from Contracts with Customers,” to clarify the principles for recognizing revenue. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires improved interim and annual disclosures that enable the users of financial statements to better understand the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and can be adopted retrospectively. We adopted this guidance on January 1, 2018, using the modified retrospective transition method applied to contracts which were not completed as of January 1, 2018, and the adoption did not have a material impact on our business, financial condition or results of operations.
As a result of the adoption of ASC 606, Revenue from Contracts with Customers ("ASC 606"), the Company has updated its policies as it relates to revenue recognition. Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The adoption of ASC 606 did not materially change our revenue recognition patterns, which are described below by reportable segment:
Refining. Revenues for products sold are recorded at the point of sale upon delivery of product, which is the point at which title to the product is transferred, the customer has accepted the product and the customer has significant risks and rewards of owning the product. We typically have a right to payment once control of the product is transferred to the customer. Transaction prices for these products are typically at market rates for the product at the time of delivery. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.
Logistics. Revenues for products sold are generally recognized upon delivery of the product, which is when title and control of the product is transferred. Transaction prices for these products are typically at market rates for the product at the time of delivery. Service revenues are recognized as crude oil, intermediate and refined product are shipped through, delivered by or stored in our pipelines, trucks, terminals and storage facility assets, as applicable. We do not recognize product revenues for these services as the product does not represent a promised good in the context of ASC 606. Revenue is measured based on consideration specified in a contract with a customer. All service revenues are based on regulated tariff rates or contractual rates. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.
Retail. Fuel and merchandise revenue is recognized at the point of sale, which is when control of the product is transferred to the customer. Payments from customers are received at the time sales occur in cash or by credit or debit card. We derive service revenues from the sale of lottery tickets, money orders, car washes and other ancillary product and service offerings. Service revenue and related costs are recorded at gross amounts and net amounts, as appropriate, in accordance with the principal versus agent provisions in ASC 606.
Refer to Note 14 for disclosure of our revenue disaggregated by segment, as well as a description of our reportable segment operations.
Upon the adoption of ASC 606, we made the accounting policy election to exclude from revenue all taxes assessed by a governmental authority, including sales, use and excise taxes, that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer. Historically, we have excluded sales, use and excise taxes from revenue in accordance with the applicable guidance in ASC 605, Revenue Recognition.
2. Acquisitions
In January 2017, we announced that Old Delek (and various related entities) entered into a merger agreement with Alon, as amended (the "Merger Agreement"). The related Merger (the "Merger" or the "Delek/Alon Merger") was effective July 1, 2017 (as previously defined, the “Effective Time”), resulting in a new post-combination consolidated registrant renamed as Delek US Holdings, Inc. (as previously defined, “New Delek”), with Alon and Old Delek surviving as wholly-owned subsidiaries of New Delek. New Delek is the successor issuer to Old Delek and Alon pursuant to Rule 12g-3(c) under the Exchange Act, as amended. In addition, as a result of the Delek/Alon Merger, the shares of common stock of Old Delek and Alon were delisted from the New York Stock Exchange in July 2017, and their respective reporting obligations under the Exchange Act were terminated. Prior to the Merger, Old Delek owned a non-controlling equity interest of approximately 47% of the outstanding shares of Alon, which was accounted for under the equity method of accounting (See Note 4).
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
In connection with the Merger, Alon, New Delek and U.S. Bank National Association, as trustee (the “Trustee”) entered into a First Supplemental Indenture (the “Supplemental Indenture”), effective as of July 1, 2017, supplementing the Indenture, dated as of September 16, 2013 (the “Original Indenture”; the Original Indenture, as amended by the Supplemental Indenture, is referred to as the "Indenture"), pursuant to which Alon issued its 3.00% Convertible Senior Notes due 2018 (the “Convertible Notes”), which were convertible into shares of Alon’s Common Stock, par value $0.01 per share or cash or a combination of cash and Alon Common Stock, all as provided in the Indenture. The Supplemental Indenture provides that, as of the Effective Time, the right to convert each $1,000 principal amount of the Convertible Notes based on a number of shares of Alon Common Stock equal to the Conversion Rate (as defined in the Indenture) in effect immediately prior to the Merger was changed into a right to convert each $1,000 principal amount of Convertible Notes into or based on a number of shares of New Delek Common Stock (at the exchange rate of 0.504), par value $0.01 per share, equal to the Conversion Rate in effect immediately prior to the Merger. In addition, the Supplemental Indenture provides that, as of the Effective Time, New Delek fully and unconditionally guaranteed, on a senior basis, Alon’s obligations under the Convertible Notes.
In connection with the Indenture, Alon also entered into equity instruments, including Purchased Options and Warrants, designed, in combination, to hedge a portion of the risk associated with the potential exercise of the conversion feature of the Convertible Notes and to mitigate the dilutive effect of such potential conversion. These equity instruments, in addition to the conversion feature, represent equity instruments originally indexed to Alon Common Stock that were exchanged for instruments with terms designed to preserve the original economic intent of such instruments and indexed to New Delek Common Stock in connection with the Merger. See Note 8 for further discussion.
Alon is a refiner and marketer of petroleum products, operating primarily in the south central, southwestern and western regions of the United States. As of December 31, 2017, Alon owned 100% of the general partner and 81.6% of the limited partner interests in the Alon Partnership, which owns a crude oil refinery in Big Spring, Texas with a crude oil throughput capacity of 73,000 bpd and an integrated wholesale marketing business. Delek acquired the non-controlling interest in the Alon Partnership on February 7, 2018. In addition, Alon directly owns a crude oil refinery in Krotz Springs, Louisiana with a crude oil throughput capacity of 74,000 bpd. As of December 31, 2017, Alon also owned crude oil refineries in California, which have not processed crude oil since 2012. On March 16, 2018, Delek sold to World Energy, LLC the Paramount, California refinery and our California renewables facility (AltAir) and the sale of the Long Beach, California assets is currently anticipated to occur within the next 6 months. Alon is a marketer of asphalt, which it distributes through asphalt terminals located predominantly in the southwestern and western United States. On February 12, 2018, Delek announced it had reached a definitive agreement to sell four asphalt terminals (included in Delek's corporate/other segment) to an affiliate of Andeavor, as further discussed in Note 1. Alon is the largest 7-Eleven licensee in the United States and operates approximately 300 convenience stores which market motor fuels in central and west Texas and New Mexico.
Transaction costs incurred by the Company in connection with the Delek/Alon Merger totaled approximately $4.8 million for the three months ended March 31, 2018. Such costs were included in general and administrative expenses in the accompanying condensed consolidated statements of income.
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
		$979.7

The updated preliminary allocation of the aggregate purchase price as of March 31, 2018 is summarized as follows (in millions), and is inclusive of the California Discontinued Entities discussed in Note 5:

Cash	$215.3
Receivables	167.2
Inventories	266.3
Prepaids and other current assets	38.7
Property, plant and equipment (3)	1,130.3
Equity method investments	31.0
Acquired intangible assets (4)	86.7
Goodwill (5)	831.0
Other non-current assets	37.0
Accounts payable	(263.4)
Obligation under Supply & Offtake Agreements	(208.9)
Current portion of environmental liabilities	(7.5)
Other current liabilities	(301.5)
Environmental liabilities and asset retirement obligations, net of current portion	(158.3)
Deferred income taxes	(220.6)
Debt	(568.0)
Other non-current liabilities (6)	(95.6)
Fair value of net assets acquired	$979.7
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
(3) This fair value of property, plant and equipment is based on a valuation using a combination of the income, cost and market approaches. The useful lives are based upon guidelines for similar equipment, chronological age since installation and consideration of costs spent on upgrades, repairs, turnarounds and rebuilds.
(4) The acquired intangible assets amount includes the following identified intangibles:

•
Third-party fuel supply agreement intangible that is subject to amortization with a fair value of $49.0 million, which will be amortized over a 10-year useful life. We recognized amortization expense for the three months ended March 31, 2018 of $1.2 million. The estimated annual amortization is $4.9 million for the current and the four succeeding fiscal years.

•
Fuel trade name intangible valued at $4.0 million, which will be amortized over 5 years. We recognized amortization expense for the three months ended March 31, 2018 of $0.2 million. The estimated annual amortization is $0.8 million for the current and the three succeeding fiscal years, with $0.4 million in the fourth succeeding year.

•
License agreements intangible valued at $2.6 million, which will be amortized over 8.7 years. We recognized amortization expense for the three months ended March 31, 2018 of $0.1 million. The estimated annual amortization is $0.3 million for the current and the four succeeding fiscal years.

•	Rights-of-way intangible valued at $9.5 million, which has an indefinite life.

•	Liquor license intangible valued at $8.5 million, which has an indefinite life.

•	Colonial Pipeline shipping rights intangible valued at $1.7 million, which has an indefinite life.

•	Refinery permits valued at $3.1 million, which have an indefinite life.

•	Below-market lease intangibles valued at $8.3 million, which will be amortized over the remaining lease term.
(5) Goodwill generated as a result of the Delek/Alon Merger consists of the value of expected synergies from combining operations, the acquisition of an existing integrated refining, marketing and retail business located in areas with access to cost–advantaged feedstocks with an assembled workforce that cannot be duplicated at the same costs by a new entrant, and the strategic advantages of having a larger market presence. The total amount of goodwill that is expected to be deductible for tax purposes is $15.5 million. Goodwill has been preliminarily allocated to reportable segments based on various factors that are still being evaluated. Accordingly, such allocations are considered preliminary and may change within the permissible measurement period, not to exceed one year. The updated allocation of goodwill to reportable segments in connection with the purchase price allocation is as follows: Refining - $769.0 million and Retail- $36.8 million. The remainder relates to the asphalt operations, which is included in the corporate, other and eliminations segment, and which was subsequently written off as part of the impairment on assets held for sale during the three months ended March 31, 2018 .
(6) The assumed other non-current liabilities include liabilities related to above-market leases fair valued at $15.8 million, which will be amortized over the remaining lease term.
The following unaudited pro forma financial information presents the condensed combined results of operations of Delek and Alon for the three months ended March 31, 2017 as if the Delek/Alon Merger had occurred on January 1, 2017. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been reported had the Delek/Alon merger been completed as of January 1, 2017, and should not be taken as indicative of New Delek's future consolidated results of operations. In addition, the unaudited pro forma condensed combined results of operations do not reflect any cost savings or associated costs to achieve such savings from operating efficiencies, synergies, debt refinancing or other restructuring that may result from the Delek/Alon Merger. The pro forma financial information also does not reflect certain non-recurring adjustments that have been or are expected to be recorded in connection with the Delek/Alon Merger, including any accrual for integration costs or transaction costs or additional transactions costs related to the Merger, nor any retrospective adjustments related to the conforming of Alon's accounting policies to Delek's accounting policies, as such adjustments are impracticable to determine, and such adjustments are not expected to be indicative of on-going operations of the combined company. Finally, the pro forma presentation of net revenues and net income is inclusive of the revenue and net income (loss) attributable to the California Discontinued Entities (which are generally not material as the majority of the California Discontinued Entities were non-operating during the pro forma period). Pro forma adjustments are tax-effected at the Company's estimated statutory tax rates.

Three Months Ended March 31,
(in millions, except per share data)	2017
Net revenues	$2,320.2
Net income attributable to Delek	$25.3
Earnings per share:
Basic	$0.31
Diluted	$0.31

The unaudited pro forma statements of operations reflect the following adjustments:

•
To eliminate transactions between Delek and Alon for purchases and sales of refined products, reducing revenue and the associated cost of goods sold. Such pro forma eliminations resulted in a decrease to combined pro forma revenue by $12.5 million for the three months ended March 31, 2017.

•
To eliminate the non-recurring transaction costs incurred during the historical periods. Such adjustments to general and administrative expense have been estimated to result in an increase to pro forma pre-tax income attributable to Delek totaling $5.7 million for the three months ended March 31, 2017.

•
To retrospectively reflect depreciation and amortization of intangibles based on the preliminary fair value of the assets as of the acquisition date, as if that fair value had been reflected beginning January 1, 2017, and to retrospectively eliminate the amortization of any previously recorded intangibles. Such adjustments to depreciation and amortization have been estimated to result in an increase to pro forma pre-tax income attributable to Delek totaling $17.8 million for the three months ended March 31, 2017.

•
To retrospectively reflect the accretion of asset retirement obligations and certain environmental liabilities. Such adjustments to general and administrative expense have been estimated to result in a decrease to pro forma pre-tax income attributable to Delek totaling $0.4 million for the three months ended March 31, 2017.

•
To retrospectively reflect adjustments to interest expense, including the impact of discounts or premiums created by the difference in fair value and outstanding amounts as of the acquisition date (collectively, the “new effective yield”), by applying the new effective yield to historical outstanding amounts in the pro forma period and reversing previously recognized interest expense. Such net adjustments to interest expense have been estimated to result in an increase to pro forma pre-tax income attributable to Delek totaling $3.2 million for the three months ended March 31, 2017.

•
To eliminate Delek’s equity income previously recorded on its equity method investment in Alon, prior to the Merger. Such pro forma elimination resulted in a decrease to pro forma pre-tax income attributable to Delek totaling $2.8 million for the three months ended March 31, 2017.

•
To record the tax effect on pro forma adjustments and additional tax benefit associated with dividends received from Alon at a combined U.S. (federal and state) income tax statutory blended rate of approximately 37% for the three months ended March 31, 2017.

•
To adjust the weighted average number of shares outstanding based on 0.504 of a share of Delek common stock for each share of Alon common stock outstanding as of March 31, 2018, reflecting the elimination of Alon historical weighted average shares outstanding and the addition of the estimated New Delek incremental shares issued.

Delek began consolidating Alon's results of operations on July 1, 2017. Alon operations contributed $777.9 million to net revenues and $46.3 million to net loss for the three months ended March 31, 2018, inclusive of the contribution of the California Discontinued Entities.

Updates to the Preliminary Purchase Price Allocation
During the three months ended March 31, 2018, we continued our procedures to determine the fair value of assets and liabilities assumed in the Delek/Alon Merger, as anticipated and disclosed in our Annual Report on Form 10-K. As a result, the following changes were made to the preliminary purchase price allocation disclosed in our Annual Report on Form 10-K:

Subsequent increases (decreases) to initial allocation of fair value of net assets acquired:
Receivables	$1.1
Inventories	(0.5)
Prepaids and other current assets (1)	9.7
Property, plant and equipment	(0.2)
Acquired intangible assets (2)	7.7
Accounts payable (3)	6.0
Obligation under Supply & Offtake Agreements (4)	10.9
Other current liabilities (5)	15.2
Environmental liabilities and asset retirement obligations, net of current portion (6)	(3.1)
Deferred income taxes (7)	18.2
Other non-current liabilities (8)	(2.8)
Resulting increase to goodwill	$26.6
(1) Change primarily relates to a reclassification of Renewable Identification Numbers ("RINs") assets from other current liabilities to other current assets.
(2) Change is primarily due to the addition of an intangible asset for certain below-market leases that had previously been identified but for which the evaluation and determination of fair value was not complete at December 31, 2017.
(3) Change is primarily due to the elimination of amounts in accounts payable in the retail segment that were determined not to have value combined with reclassifications of amounts to accounts receivable.
(4) Change relates to true-up of certain accounts related to one of the acquired supply and offtake agreements for contractual terms that were previously under review.
(5) Change is primarily due to an increase related to the reclassification of RINs assets from other current liabilities to other current assets and an increase related to the accrual of certain executive bonuses that were required under existing Alon employment agreements and related to service provided prior to the Delek/Alon Merger, net of adjustments to current income taxes payable to true up income taxes related to the acquired net assets.
(6) Change is to record the long-term portion of additional asset retirement obligations and environmental liabilities identified based on preliminary estimates and/or to update preliminary estimates based on additional information.
(7) Change is related to adjustments to net deferred tax liabilities based on the updated purchase price allocation and revisions of preliminary tax estimates.
(8) Change is related to the reversal of an accrual established in the purchase price allocation related to a pre-acquisition legal contingency that was resolved during the first quarter 2018 in our favor.
During the three months ended March 31, 2018, certain immaterial catch-up adjustments were recorded related to amortization of leasehold intangibles identified and valued during that period.
The allocation of the purchase price continues to be based upon a preliminary valuation. Our estimates and assumptions are subject to change during the purchase price allocation measurement period, not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized as of March 31, 2018 relate to the following:

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
To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of March 31, 2018. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.

3. Delek Logistics and the Alon Partnership
Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of March 31, 2018, we owned a 61.5% limited partner interest in Delek Logistics, consisting of 15,294,046 common units, and a 94.6% interest in Delek Logistics GP, LLC, which owns the entire 2.0% general partner interest, consisting of 497,604 general partner units, in Delek Logistics and all of the incentive distribution rights.
The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets.
In March 2018, a subsidiary of Delek Logistics completed the acquisition from a subsidiary of Delek ( the Alon Partnership) of storage tanks and terminals that support our Big Spring, Texas refinery (the "Big Spring Logistic Assets Acquisition"), which included the execution of related commercial agreements. In addition, a new marketing agreement was entered into between the subsidiary of Delek Logistics and the Alon Partnership pursuant to which the subsidiary of Delek Logistics will provide marketing services for product sales from Big Spring. The cash paid for the transferred assets was $170.8 million, subject to certain post-closing adjustments, and the cash paid for the marketing agreement was $144.2 million. The transactions were financed with borrowings under the DKL Revolver (as defined in Note 8 of the condensed consolidated financial statements in Item 1, Financial Statements). Prior periods have not been recast in our Segment Data Note 14, as these assets do not constitute a business in accordance with the Accounting Standard Update, "Clarifying the Definition of a Business".
We have agreements with Delek Logistics that, among other things, establish fees for certain administrative and operational services provided by us and our subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial logistics and marketing services provided by Delek Logistics and its subsidiaries to us, including new agreements related to the Big Spring Logistic Assets Acquisition. The revenues and expenses associated with these agreements are eliminated in consolidation.

Delek Logistics is a variable interest entity, as defined under GAAP, and is consolidated into our condensed consolidated financial statements, representing our logistics segment. With the exception of intercompany balances which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, as presented below, are included in the consolidated balance sheets of Delek (unaudited, in millions).

	March 31, 2018	December 31, 2017

ASSETS
Cash and cash equivalents	$4.8	$4.7
Accounts receivable	25.4	23.0
Accounts receivable from related parties	17.0	1.1
Inventory	13.1	20.9
Other current assets	0.6	0.7
Property, plant and equipment, net	324.3	255.1
Equity method investments	105.6	106.5
Goodwill	12.2	12.2
Intangible assets, net	159.4	15.9
Other non-current assets	3.5	3.4
Total assets	$665.9	$443.5
LIABILITIES AND DEFICIT
Accounts payable	$19.7	$19.1
Accrued expenses and other current liabilities	18.1	12.6
Long-term debt	737.7	422.6
Asset retirement obligations	4.9	4.1
Other non-current liabilities	16.1	14.3
Deficit	(130.6)	(29.2)
Total liabilities and equity	$665.9	$443.5

Alon Partnership
The Alon Partnership owns the assets and conducts the operations of the Big Spring refinery and the associated integrated wholesale marketing operations. On November 8, 2017, Delek and the Alon Partnership entered into a definitive merger agreement under which Delek agreed to acquire all of the outstanding limited partner units which Delek did not already own in an all-equity transaction (the "Alon Partnership Merger"). This transaction closed on February 7, 2018 (the "Merger Date"). Delek owned approximately 51.0 million limited partner units of the Alon Partnership, or approximately 81.6% of the outstanding units, immediately prior to the transaction date. Under terms of the merger agreement, the owners of the remaining outstanding units in the Alon Partnership that Delek did not own immediately prior to the transaction date received a fixed exchange ratio of 0.49 shares of New Delek common stock for each limited partner unit of the Alon Partnership, resulting in the issuance of approximately 5.6 million shares of New Delek common stock to the public unitholders of the Alon Partnership. Because the transaction represented a combination of ownership interests under common control, the transfer of equity from non-controlling interest to owned interest (additional paid-in capital) was recorded at carrying value and no gain or loss was recognized in connection with the transaction. Additionally, book-tax basis difference was created as a result of the transaction that resulted in a deferred tax asset of approximately $13.5 million, net of a valuation allowance on certain state income tax components, that also increased additional paid-in capital.
The limited partner interests of the Alon Partnership prior to this acquisition were represented as common units outstanding. As of December 31, 2017, the 11,492,800 common units held by the public represented approximately 18.4% of the Alon Partnership’s common units outstanding. Alon USA Partners GP, LLC (the “Alon General Partner”), our wholly-owned subsidiary, owns 100% of the general partner interest in the Alon Partnership, which is a non-economic interest.
The limited partner interests in the Alon Partnership not owned by us as of December 31, 2017 are reflected in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheet.
Prior to the Alon Partnership Merger , we had agreements with the Alon Partnership, under which the Alon Partnership agreed to reimburse us for certain administrative and operational services provided by us and our subsidiaries to the Alon Partnership, indemnify us with respect to certain matters and establish terms for the supply of products by the Alon Partnership to us.

Prior to the acquisition of the limited partner units on February 7, 2018, the Alon Partnership was a variable interest entity, as defined under GAAP, and was consolidated into our condensed consolidated financial statements as part of the refining segment. We have elected to push down purchase accounting to the Alon Partnership, which resulted in the push-down of the preliminary fair value of equity as purchase price consideration based on the market value of the Alon Partnership units as of the Merger Date, and the preliminary fair valuing of assets and liabilities as of the Merger Date. Such push-down purchase accounting also resulted in a preliminary determination of the fair value of our non-controlling interest in the Alon Partnership, which was estimated to be $120.6 million. With the exception of intercompany balances, which are eliminated in consolidation, the Alon Partnership condensed consolidated balance sheet as of December 31, 2017 (required disclosure for a consolidated variable interest entity), as presented below, is included in the consolidated balance sheet of Delek (unaudited, in millions).

December 31, 2017

ASSETS
Cash and cash equivalents	$252.8
Accounts receivable	96.7
Accounts receivable from related parties	640.0
Inventories	133.2
Prepaid expenses and other current assets	5.9
Property, plant and equipment, net	413.3
Goodwill	576.6
Other non-current assets	59.2
Total assets	$2,177.7
LIABILITIES AND EQUITY
Accounts payable	$44.5
Accounts payable to related parties	794.2
Accrued expenses and other current liabilities	161.9
Current portion of long-term debt	337.4
Obligation under Supply and Offtake Agreement	120.1
Deferred income tax liability	1.3
Other non-current liabilities	34.5
Equity	683.8
Total liabilities and equity	$2,177.7
Transaction costs incurred by the Company in connection with the Alon Partnership Merger totaled approximately $3.3 million for the three months ended March 31, 2018. Such costs were included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of March 31, 2018, the Alon Partnership is included in Delek's condensed consolidated balance sheet as a wholly-owned subsidiary.

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
Below are the summarized results of operations of Alon (in millions) for the previous periods when Alon was accounted for as an equity method investment:

Income Statement Information	Three Months Ended March 31, 2017
Revenue	$1,150.6
Gross profit	177.7
Pre-tax loss	12.8
Net loss	10.3
Net loss attributable to Alon	7.3
Delek Logistics has two joint ventures that own and operate logistics assets, and which serve third parties and subsidiaries of Delek. As of March 31, 2018 and December 31, 2017, Delek Logistics' investment balance in these joint ventures was $105.6 million and $106.5 million, respectively, and was accounted for using the equity method.
In February, 2018, Delek Logistics and Green Plains Partners LP (NYSE: GPP, "Green Plains") entered into a joint venture engaging in the light products terminalling business. The companies formed DKGP Energy Terminals, LLC ("DKGP Energy"). Delek Logistics and Green Plains each own a 50% membership interest in DKGP Energy. DKGP Energy signed a membership interest purchase agreement to acquire two light products terminals located in Caddo Mills, Texas and North Little Rock, Arkansas from an affiliate of American Midstream Partners, L.P. ("American Midstream"), which is expected to close during the second quarter of 2018, subject to certain closing conditions and regulatory approvals (the "DKGP Transaction"). Immediately prior to the DKGP Transaction, Delek Logistics expects to contribute to the joint venture its North Little Rock, Arkansas terminal and its Greenville tank farm located in Caddo Mills, Texas. The DKGP Energy board oversees the newly formed joint venture and appointed an affiliate of Delek Logistics as the operator that will have day-to-day operational responsibilities of the four terminals, assuming the DKGP Transaction is consummated.
In July 2017, Delek Renewables, LLC invested in a joint venture with an unrelated third party that was formed to plan, develop, construct, own, operate and maintain a terminal consisting of an ethanol unit train facility with an ethanol tank in North Little Rock, Arkansas. This investment was financed through cash from operations. As of both March 31, 2018 and December 31, 2017, Delek Renewables, LLC's investment balance in this joint venture was $2.2 million and was accounted for using the equity method. The investment in this joint venture is reflected in the refining segment.
Effective with the Delek/Alon Merger, we own a 50% interest in two joint ventures that own asphalt terminals located in Fernley, Nevada, and Brownwood, Texas. On February 12, 2018, Delek announced it had reached a definitive agreement to sell Delek's 50% interest in the asphalt terminal located in Fernley, Nevada. The investment in the Fernley asphalt terminal does not meet criteria to be classified as discontinued operations as of March 31, 2018 (see Note 5 for further discussion). As of March 31, 2018 and December 31, 2017, Delek's investment balance in both joint ventures was $28.6 million and $29.4 million, respectively. These investments are accounted for using the equity method and are included as part of total assets in the corporate, other and eliminations segment.

5. Discontinued Operations and Assets Held for Sale
California Discontinued Entities
During the third quarter 2017, we committed to a plan to sell certain assets associated with our Paramount and Long Beach, California refineries and our California renewable fuels facility (AltAir), which were acquired as part of the Delek/Alon Merger. As a result of this decision and commitment to a plan, and because it was made within three months of the Delek/Alon Merger, we met the requirements under ASC 205-20 and ASC 360 to report the results of the California Discontinued Entities as discontinued operations and to classify the California Discontinued Entities as a group of assets held for sale as of July 1, 2017. The property, plant and equipment of the California Discontinued Entities were recorded at fair value as part of the Delek/Alon Merger, and we have not recorded any depreciation of these assets since the Delek/Alon Merger.
On March 16, 2018, Delek sold to World Energy, LLC (i) all of Delek’s membership interests in AltAir (ii) certain refining assets and other related assets located in Paramount, California and (iii) certain associated tank farm and pipeline assets and other related assets located in California. Upon final settlement, Delek expects to receive net cash proceeds of approximately $85.9 million, subject to a post-closing working capital adjustment, Delek’s portion of the expected biodiesel tax credit for 2017 and certain customary adjustments. The sale resulted in a loss on sale of discontinued operations totaling approximately $41.2 million during the three months ended March 31, 2018. Of the total expected proceeds, $54.6 million was received in March 2018 ($14.9 million of which proceeds were included in net cash flows from investing activities in discontinued operations), with the remainder expected to be collected in the second quarter of 2018. In connection with the sale, the remaining assets and liabilities associated with the sold operations were reclassified into assets and liabilities held and used (relating to continuing operations) and are presented as such in our March 31, 2018 balance sheet. The sale of certain assets associated with our Long Beach, California refinery, which remains classified as held for sale and discontinued operations as of March 31, 2018, is currently anticipated to occur within the next 6 months.
The carrying amount of the major classes of assets and liabilities of the California Discontinued Entities included in assets held for sale and liabilities associated with assets held for sale are as follows (in millions):

	March 31, 2018	December 31, 2017
Assets held for sale:
Cash and cash equivalents	$—	$10.1
Accounts receivable	—	7.9
Inventory	—	1.9
Other current assets	0.1	1.3
Property, plant & equipment, net	23.5	130.0
Deferred tax assets	2.1	—
Other intangibles, net	—	6.6
Other non-current assets	0.1	2.2
Assets held for sale	$25.8	$160.0
Liabilities associated with assets held for sale:
Accounts payable	$—	$—
Accrued expenses and other current liabilities	0.5	9.5
Deferred tax liabilities	—	63.9
Other non-current liabilities	11.8	32.5
Liabilities associated with assets held for sale	$12.3	$105.9

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

Three Months Ended
March 31, 2018
Net revenues	$32.5
Cost of goods sold	3.8
Operating expenses	(7.8)
General and administrative expenses	(1.1)
Interest income	0.3
Other income, net	3.0
Loss on sale of California Discontinued Entities	(41.2)
Loss from discontinued operations before taxes	(10.5)
Income tax benefit	(2.3)
Loss from discontinued operations, net of tax	$(8.2)
The net assets of the California Discontinued Entities include a non-controlling interest totaling $10.5 million as of December 31, 2017, related to AltAir. Net income from non-controlling interest included $8.1 million related to AltAir for the three months ended March 31, 2018.

Asphalt Terminals Held for Sale

On February 12, 2018, Delek announced it had reached a definitive agreement to sell certain assets and operations of four asphalt terminals (included in Delek's corporate/other segment), as well as an equity method investment in an additional asphalt terminal, to an affiliate of Andeavor. This transaction includes asphalt terminal assets in Bakersfield, Mojave and Elk Grove, California and Phoenix, Arizona, as well as Delek’s 50% equity interest in the Paramount-Nevada Asphalt Company, LLC joint venture that operates an asphalt terminal located in Fernley, Nevada. In connection with closing this transaction, Delek expects to receive net proceeds of approximately $75.0 million, subject to estimated working capital and certain customary adjustments. Subject to customary closing conditions, certain preferential rights under the joint venture arrangement and regulatory approvals, this transaction is expected to close during the second quarter of 2018. The assets associated with the owned terminals met the definition of held for sale pursuant to ASC 360 as of February 1, 2018, but did not meet the definition of discontinued operations pursuant to ASC 205-20 as the sale of these asphalt assets does not represent a strategic shift that will have a major effect on the entity's operations and financial results. Accordingly, depreciation ceased as of February 1, 2018, and the assets to be sold were reclassified to assets held for sale as of that date and were written down to the estimated fair value less costs to sell, resulting in an impairment loss on assets held for sale of $27.5 million for the three months ended March 31, 2018. These assets are reflected as held for sale in the condensed consolidated balance sheet as of March 31, 2018, and consist of property, plant and equipment (after the impairment charge), inventory, and certain identified prepaid expenses. All goodwill associated with the asphalt operations to be sold was written off in connection with the impairment charge discussed above. The equity method investment did not meet the criteria to be classified as held for sale as of March 31, 2018.
The carrying amount (representing fair value less estimated costs to sell) of the assets associated with these asphalt terminals included in assets held for sale are as follows (in millions):

March 31, 2018
Assets held for sale:
Inventory	$27.4
Prepaid expenses	0.1
Property, plant & equipment, net	67.4
Assets held for sale	$94.9

6. Inventory
Crude oil, work in process, refined products, blendstocks and asphalt inventory for all of our operations, excluding the Tyler, Texas refinery (the "Tyler refinery") and merchandise inventory in our Retail segment, are stated at the lower of cost determined using the FIFO basis or net realizable value. Cost of all inventory at the Tyler refinery is determined using the LIFO inventory valuation method and inventory is stated at the lower of cost or market.  Retail merchandise inventory consists of cigarettes, beer, convenience merchandise and food service merchandise and is stated at estimated cost as determined by the retail inventory method.
Carrying value of inventories consisted of the following (in millions):

	March 31, 2018	December 31, 2017
Refinery raw materials and supplies	$470.2	$308.0
Refinery work in process	82.2	79.2
Refinery finished goods	344.0	366.4
Retail fuel	9.8	8.3
Retail merchandise	26.7	25.6
Logistics refined products	13.1	20.9
Total inventories	$946.0	$808.4
At March 31, 2018, we recorded a pre-tax inventory valuation reserve of $1.6 million, $1.0 million of which related to LIFO inventory due to a market price decline below our average cost of certain inventory products, which is subject to reversal in subsequent periods, not to exceed LIFO cost, should market prices recover. At December 31, 2017, we recorded a pre-tax inventory valuation reserve of $2.4 million, $1.5 million of which related to LIFO inventory, which reversed in the first quarter of 2018, as the inventories associated with the valuation adjustment at the end of 2017 were sold or used. We recognized net LIFO inventory valuation losses of $0.3 million and $2.9 million for the three months ended March 31, 2018 and 2017, respectively, which were recorded as a component of cost of goods sold in the accompanying condensed consolidated statements of income.
At March 31, 2018 and December 31, 2017, the excess of replacement cost over the carrying value (LIFO) of the Tyler refinery inventories was $25.8 million and $9.0 million, respectively.
Permanent Liquidations
We incurred a permanent reduction in a LIFO layer resulting in liquidation gain in our refinery inventory of $0.8 million and a nominal amount during the three months ended March 31, 2018 and 2017, respectively. These liquidation gains were recognized as a component of cost of goods sold in the accompanying condensed consolidated statements of income.

7. Crude Oil Supply and Inventory Purchase Agreements
Delek has Master Supply and Offtake Agreements (the "Supply and Offtake Agreements") with J. Aron & Company ("J. Aron").
El Dorado refinery operations
Throughout the term of the Supply and Offtake Agreement that supports the operations of our El Dorado refinery (the "El Dorado Supply and Offtake Agreement"), which was amended on February 27, 2017 to change, among other things, certain terms related to pricing and an extension of the maturity date to April 30, 2020, Lion Oil Company ("Lion Oil") (as the primary legal entity associated with the El Dorado refinery for purposes of this Agreement) and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 barrels per day ("bpd") of crude oil to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined products from the El Dorado refinery at an estimated daily market price, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a receivable related to this monthly settlement of $2.2 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively. Also pursuant to the El Dorado Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer title to the applicable products to Lion Oil.
This arrangement is accounted for as a product financing arrangement. Delek incurred fees payable to J. Aron under the El Dorado Supply and Offtake Agreement of $2.7 million and $2.5 million during the three months ended March 31, 2018 and 2017, respectively. These amounts are included as a component of interest expense in the condensed consolidated statements of income. Upon any termination of the El Dorado Supply and Offtake Agreement, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
Upon the expiration of the El Dorado Supply and Offtake Agreement on April 30, 2020, or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices. At March 31, 2018 and December 31, 2017, Delek had 3.2 million barrels and 3.0 million barrels, respectively, of inventory consigned from J. Aron under the El Dorado Supply and Offtake Agreement, and we have recorded liabilities associated with this consigned inventory of $205.9 million and $181.9 million, respectively, in the condensed consolidated balance sheets.
Alon refinery operations
Effective with the Delek/Alon Merger, we assumed Alon's existing Supply and Offtake Agreements and other associated agreements with J. Aron, to support the operations of our Big Spring, Krotz Springs and California refineries (as further defined in Note 14) and certain of our asphalt terminals (together, the “Alon Supply and Offtake Agreements”). Pursuant to the Alon Supply and Offtake Agreements, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market prices, crude oil for processing at these refineries and (ii) we agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced at these refineries. The Alon Supply and Offtake Agreements also provide for the sale, at market prices, of our crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage facilities and the identification of prospective purchasers of refined products on J. Aron’s behalf. The Supply and Offtake Agreements for the Big Spring and Krotz Springs refineries have initial terms that expire in May 2021, and the Supply and Offtake Agreement for the California refineries has initial terms that expire in May 2019. J. Aron may elect to terminate the Supply and Offtake Agreements for the Big Spring and Krotz Springs refineries prior to the expiration of the initial term beginning in May 2019 and upon each anniversary thereof, on six months' prior notice. We may elect to terminate the agreements at the Big Spring and Krotz Springs refineries in May 2020 on six months' prior notice. The Supply and Offtake Agreement for the California refineries also has early termination provisions, and we have elected to terminate the Supply and Offtake Agreement at the California refineries effective on May 31, 2018.
These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a net receivable (payable) related to this monthly settlement of $3.3 million and $(4.4) million as of March 31, 2018 and December 31, 2017, respectively.
These arrangements are accounted for as product financing arrangements. Delek incurred fees payable to J. Aron of $3.4 million during the three months ended March 31, 2018. These amounts are included as a component of interest expense in the condensed consolidated statements of income. Upon any termination of the Alon Supply and Offtake Agreements, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
Upon the expiration of the Alon Supply and Offtake Agreements, or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices. At March 31, 2018 and December 31, 2017, Delek had 4.1 million barrels and 3.5 million barrels, respectively, of inventory consigned from J. Aron under the Alon Supply and Offtake Agreements, and we have recorded liabilities associated with this consigned inventory of $312.4 million and $253.7 million, respectively, in the condensed consolidated balance sheet.
In connection with the Alon Supply and Offtake Agreement for our Krotz Springs refinery, we have granted a security interest to J. Aron in certain assets (including all of its accounts receivable and inventory) to secure its obligations to J. Aron.
8. Long-Term Obligations and Notes Payable
Outstanding borrowings, net of unamortized debt discounts and certain deferred financing costs, under Delek’s existing debt instruments are as follows (in millions):

	March 31, 2018	December 31, 2017
Revolving Credit Facility	$300.0	$—
Term Loan Credit Facility (1)	688.1	—
DKL Revolver	494.7	179.9
DKL Notes (2)	243.0	242.7
Wells Term Loan(3)	—	40.5
Wells Revolving Loan	—	45.0
Reliant Bank Revolver	17.0	17.0
Promissory Notes	70.0	95.1
Lion Term Loan Facility(4)	—	203.4
Alon Partnership Credit Facility	—	100.0
Alon Partnership Term Loan	—	237.5
Convertible Notes (5)	147.4	146.0
Alon Term Loan Credit Facilities (6)	—	72.4
Alon Retail Credit Facilities (7)	—	86.1
	1,960.2	1,465.6
Less: Current portion of long-term debt and notes payable	189.4	590.2
	$1,770.8	$875.4

(1)	The Term Loan Credit Facility is net of deferred financing costs of $2.5 million and debt discount of $9.4 million at March 31, 2018.

(2)
The DKL Notes are net of deferred financing costs of $5.3 million and $5.6 million, respectively, and debt discount of $1.7 million and $1.7 million, respectively, at March 31, 2018 and December 31, 2017.

(3)	The Wells Term Loan was extinguished on March 30, 2018, as further discussed below, and was net of deferred financing costs of a nominal amount and debt discount $0.3 million at December 31, 2017.

(4)
The Lion Term Loan Facility was extinguished on March 30, 2018, as further discussed below, and was net of deferred financing costs of $2.1 million and debt discount of $0.8 million at December 31, 2017.

(5)	The Convertible Notes are net of debt discount of $2.6 million and $4.0 million at March 31, 2018 and December 31, 2017, respectively.

(6)	The Alon Term Loan Credit Facilities were extinguished on March 30, 2018, as further discussed below, and were net of debt discount of $0.6 million at December 31, 2017.

(7)	The Alon Retail Credit Facilities were extinguished on March 30, 2018, as further discussed below, and were net of debt discount of $2.4 million at December 31, 2017.

Delek Revolver and Term Loan
On March 30, 2018, (the "Closing Date"), Delek entered into (i) a new term loan credit agreement with Wells Fargo Bank, National Association, as administrative agent (the "Term Administrative Agent"), Delek, as borrower, and the lenders from time to time party thereto, providing for a senior secured term loan facility in an amount of $700 million (the "Term Loan Credit Facility") and (ii) a second amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent (the "Revolver Administrative Agent"), Delek, as borrower, certain subsidiaries of Delek, as guarantors, and the other lenders party thereto, providing for a senior secured asset-based revolving credit facility with commitments of $1.0 billion (the "Revolving Credit Facility" and, together with the "Term Loan Credit Facility," the "New Credit Facilities").
The Revolving Credit Facility permits borrowings in Canadian dollars of up to $50.0 million. The Revolving Credit Facility also permits the issuance of letters of credit of up to $300.0 million, including letters of credit denominated in Canadian dollars of up to $10.0 million. Delek may designate restricted subsidiaries as additional borrowers under the Revolving Credit Facility.
The Term Loan Credit Facility was drawn in full for $700.0 million on the Closing Date at an original issue discount of 0.50%. Proceeds under the Term Loan Credit Facility, as well as proceeds of approximately $300.0 million in borrowings under the Revolving Credit Facility on the Closing Date, were used to repay certain indebtedness of Delek and its subsidiaries (the “Refinancing”), as well as certain fees, costs and expenses in connection with the closing of the New Credit Facilities, with any remaining proceeds held in cash. Proceeds of future borrowings under the Revolving Credit Facility will be used for working capital and general corporate purposes of Delek and its subsidiaries.
We recorded a loss on extinguishment of debt totaling approximately $9.0 million during the three months ended March 31, 2018 in connection with the Refinancing.
Interest and Unused Line Fees
The interest rates applicable to borrowings under the Term Loan Credit Facility and the Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to either, at Delek’s option, (i) a base rate, plus an applicable margin, or (ii) a reserve-adjusted London Interbank Offered Rate ("LIBOR"), plus an applicable margin (or, in the case of Revolving Credit Facility borrowings denominated in Canadian dollars, the Canadian dollar bankers' acceptances rate ("CDOR")). The applicable margin for all Term Loan Credit Facility borrowings is 1.50% per annum with respect to base rate borrowings and 2.50% per annum with respect to LIBOR borrowings. The initial applicable margin for Revolving Credit Facility borrowings is 0.25% per annum with respect to base rate borrowings and 1.25% per annum with respect to LIBOR and CDOR borrowings, and the applicable margin for such borrowings after September 30, 2018 will be based on Delek’s excess availability as determined by reference to a borrowing base, ranging from 0.25% to 0.75% per annum with respect to base rate borrowings and from 1.25% to 1.75% per annum with respect to LIBOR and CDOR borrowings.
In addition, the Revolving Credit Facility will require Delek to pay an unused line fee on the average amount of unused commitments thereunder in each quarter, which fee will be at a rate of 0.250% or 0.375% per annum, depending on average commitment usage for such quarter. The initial unused line fee is set at 0.375% per annum through September 30, 2018.
Maturity and Repayments
The Revolving Credit Facility will mature and the commitments thereunder will terminate on March 30, 2023. The Term Loan Credit Facility requires scheduled quarterly principal payments of $1.75 million, with the balance of the principal due on March 30, 2025. Additionally, the Term Loan Credit Facility requires prepayments by Delek with the net cash proceeds from certain debt incurrences, asset dispositions and insurance or condemnation events with respect to Delek’s assets, subject to certain exceptions, thresholds and reinvestment rights. The Term Loan Credit Facility also requires prepayments with a variable percentage of Delek’s excess cash flow, ranging from 50% to 0% depending on the Delek’s consolidated secured net leverage ratio from time to time. Delek may also make voluntarily prepayments under the Term Loan Credit Facility at any time, subject to a prepayment premium of 1.00% in connection with certain customary repricing events that may occur within six months after the Closing Date, with no premium applied after six months.
Guarantee and Security
The obligations of the borrowers under the New Credit Facilities are guaranteed by Delek and each of its direct and indirect, existing and future, wholly-owned domestic subsidiaries, subject to customary exceptions and limitations, and excluding Delek Logistics Partners, LP, Delek Logistics GP, LLC, and each subsidiary of the foregoing (collectively, the "MLP Subsidiaries"). Borrowings under the New Credit Facilities are also guaranteed by DK Canada Energy ULC, a British Columbia unlimited liability company and a wholly-owned restricted subsidiary of Delek.

The Revolving Credit Facility is secured by a first priority lien over substantially all of Delek’s and each guarantor's receivables, inventory, renewable identification numbers, instruments, intercompany loan receivables, deposit and securities accounts and related books and records and certain other personal property, subject to certain customary exceptions (the "Revolving Priority Collateral"), and a second priority lien over substantially all of the Delek's and each guarantor's other assets, including all of the equity interests of any subsidiary held by Delek or any guarantor (other than equity interests in certain MLP Subsidiaries) subject to certain customary exceptions, but excluding real property (such real property and equity interests, the "Term Priority Collateral").
The Term Loan Credit Facility is secured by a first priority lien on the Term Priority Collateral and a second priority lien on the Revolving Priority Collateral, all in accordance with an intercreditor agreement between the Term Administrative Agent and the Revolver Administrative Agent and acknowledged by Delek and the subsidiary guarantors. Certain excluded assets are not included in the Term Priority Collateral and the Revolving Priority Collateral.
Additional Information
At March 31, 2018, the weighted average borrowing rate under the Revolving Credit Facility was approximately 5.0% and was comprised entirely of a base rate borrowing, and the principal amount outstanding thereunder was $300.0 million. Additionally, there were letters of credit issued of approximately $115.7 million as of March 31, 2018 under the Revolving Credit Facility. Unused credit commitments under the Revolving Credit Facility, as of March 31, 2018, were approximately $584.3 million
At March 31, 2018, the weighted average borrowing rate under the Term Loan Credit Facility was approximately 6.25% comprised entirely of a base rate borrowing (which was subsequently converted to a LIBOR base borrowing rate in April 2018) and the principal amount outstanding thereunder was $700.0 million.
DKL Revolver
Delek Logistics has a $700.0 million senior secured revolving credit agreement with Fifth Third Bank, as administrative agent, and a syndicate of lenders (the "DKL Revolver"). Delek Logistics and all of its existing wholly-owned subsidiaries are borrowers or guarantors under the DKL Revolver. The DKL Revolver contains a dual currency borrowing tranche that permits draw downs in U.S. or Canadian dollars and an accordion feature whereby Delek Logistics may increase the size of the credit facility to an aggregate of $800.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
The obligations under the DKL Revolver are secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek provides a limited guaranty of Delek Logistics' obligations under the DKL Revolver. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the "Holdings Note") and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the DKL Revolver lenders. As of both March 31, 2018 and December 31, 2017, the principal amount of the Holdings Note was $102.0 million.
The DKL Revolver will mature on December 30, 2019. Borrowings under the DKL Revolver bear interest at either a U.S. base rate, Canadian prime rate, LIBOR, or a Canadian Dealer Offered Rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin, in each case, varies based upon Delek Logistics' leverage ratio for the most recently ended four fiscal quarters. At March 31, 2018, the weighted average borrowing rate was approximately 4.45%. Additionally, the DKL Revolver requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2018, this fee was 0.50% per year. As of March 31, 2018, Delek Logistics had $494.7 million of outstanding borrowings under the credit facility, with no letters of credit in place. Unused credit commitments under the DKL Revolver, as of March 31, 2018, were $205.3 million.

DKL Notes

On May 23, 2017, Delek Logistics and Delek Logistics Finance Corp. (collectively, the “Issuers”), issued $250.0 million in aggregate principal amount of 6.75% senior notes due 2025 (the “DKL Notes”) at a discount. The DKL Notes are general unsecured senior obligations of the Issuers. The DKL Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics' existing subsidiaries (other than Delek Logistics Finance Corp., the "Guarantors") and will be unconditionally guaranteed on the same basis by certain of Delek Logistics' future subsidiaries. The DKL Notes rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right of payment to any future subordinated indebtedness of the Issuers. Interest on the DKL Notes is payable semi-annually in arrears on each May 15 and November 15, commencing November 15, 2017.

At any time prior to May 15, 2020, the Issuers may redeem up to 35% of the aggregate principal amount of the DKL Notes with the net cash proceeds of one or more equity offerings by Delek Logistics at a redemption price of 106.750% of the redeemed principal amount, plus accrued and unpaid interest, if any, subject to certain conditions and limitations. Prior to May 15, 2020, the Issuers may redeem all or part of the DKL Notes at a redemption price of the principal amount plus accrued and unpaid interest, if any, plus a "make whole" premium, subject to certain conditions and limitations. In addition, beginning on May 15, 2020, the Issuers may, subject to certain conditions and limitations, redeem all or part of the DKL Notes, at a redemption price of 105.063% of the redeemed principal for the twelve-month period beginning on May 15, 2020, 103.375% for the twelve-month period beginning on May 15, 2021, 101.688% for the twelve-month period beginning on May 15, 2022 and 100.00% beginning on May 15, 2023 and thereafter, plus accrued and unpaid interest, if any.

In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the DKL Notes from holders at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.
As of March 31, 2018, we had $250.0 million in outstanding principal amount under the 2025 Notes.
In connection with the issuance of the 2025 Notes, the Issuers and the Guarantors entered into a registration rights agreement, whereby the Issuers and the Guarantors are required to exchange the 2025 Notes for new notes with terms substantially identical in all material respects with the 2025 Notes (except the new notes will not contain terms with respect to transfer restrictions). The Issuers and the Guarantors must use their commercially reasonable efforts to cause the exchange offer to be consummated not later than May 23, 2018. On April 25, 2018, Delek Logistics made an offer to exchange the 2025 Notes and the related guarantees that are validly tendered and not validly withdrawn for an equal principal amount of exchange notes that are freely tradeable, as required under the terms of the original indenture (the “Exchange Offer”). The Exchange Offer expires on May 23, 2018 (the "Expiration Date"), unless extended. Delek Logistics does not currently intend to extend the expiration date. The terms of the exchange notes to be issued in the Exchange Offer are substantially identical to the terms of the outstanding 2025 Notes, except that the exchange notes will be freely tradeable.  All untendered outstanding 2025 Notes as of the Expiration Date will continue to be subject to the restrictions on transfer set forth in the outstanding 2025 Notes and in the indenture governing the outstanding 2025 Notes.
Wells ABL
Our subsidiary, Delek Refining, Ltd., had an asset-based loan credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders, which was previously amended and restated on September 29, 2016 and on May 17, 2017 (the "Wells ABL"). This facility was amended and restated on March 30, 2018 in connection with the Refinancing. The Wells ABL consisted of (i) a $450.0 million revolving loan (the "Wells Revolving Loan"), which included a $45.0 million swing line loan sub-limit and a $200.0 million letter of credit sub-limit, (ii) a $70.0 million term loan (the "Wells Term Loan"), and (iii) an accordion feature that permitted an increase in the size of the revolving credit facility to an aggregate of $725.0 million, subject to additional lender commitments and the satisfaction of certain other conditions precedent. The Wells Revolving Loan was to mature on September 29, 2021 and the Wells Term Loan was to mature on September 29, 2019. The Wells Term Loan was subject to repayment in level principal installments of approximately $5.8 million per quarter, with the final installment due on September 29, 2019. The obligations under the Wells ABL were secured by (i) substantially all the assets of Refining and its subsidiaries, with certain limitations, (ii) guaranties provided by the general partner of Delek Refining, Ltd., as well as by the parent of Delek Refining, Ltd., Delek Refining, Inc. (iii) a limited guarantee provided jointly and severally by Old and New Delek in an amount up to $15.0 million in the aggregate and (iv) a limited guarantee provided by Lion Oil in an amount equal to the sum of the face amount of all letters of credit issued on behalf of Lion Oil under the Wells ABL and any loans made by Refining or its subsidiaries to Lion Oil. Under the facility, revolving loans and letters of credit were provided subject to availability requirements which were determined pursuant to a borrowing base calculation as defined in the credit agreement. The borrowing base, as calculated, was primarily supported by cash, certain accounts receivable and certain inventory. Borrowings under the Wells Revolving Loan and Wells Term Loan bore interest based on separate predetermined pricing grids that allowed us to choose between base rate loans or LIBOR rate loans. Additionally, the Wells ABL required us to pay a quarterly unused credit commitment fee.
Reliant Bank Revolver
Delek has a revolving credit agreement with Reliant Bank, which was amended on May 26, 2016 (the "Reliant Bank Revolver") and was most recently amended on May 23, 2017 to incorporate technical modifications related to the Delek/Alon Merger. The Reliant Bank Revolver provides for unsecured loans of up to $17.0 million. As of March 31, 2018, we had $17.0 million outstanding under this facility. The Reliant Bank Revolver matures on June 28, 2018 and bears interest at a fixed rate of 5.25% per annum. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of March 31, 2018, we had no unused credit commitments under the Reliant Bank Revolver.
Promissory Notes
Delek had a $50.0 million promissory note with Ergon, Inc. that required Delek to make annual amortization payments of $10.0 million each, commencing April 29, 2013, and with interest computed at a fixed rate equal to 4.0% per annum. The Ergon Note matured on April 29, 2017 and was paid in full.
On May 14, 2015, in connection with the Company’s closing of the Alon Acquisition, the Company issued the Alon Israel Note in the amount of $145.0 million, which was payable to Alon Israel. The Alon Israel Note bears interest at a fixed rate of 5.5% per annum and requires five annual principal amortization payments of $25.0 million beginning in January 2016 followed by a final principal amortization payment of $20.0 million at maturity on January 4, 2021. In October 2015, we prepaid the first annual principal amortization payment in the amount of $25.0 million, along with all interest due on the prepaid amount. On December 22, 2015, Alon Israel assigned the remaining $120.0 million of principal and all accrued interest due under the Alon Israel Note to assignees under four new notes in substantially the same form and on the same terms as the Alon Israel Note (collectively, the "Alon Successor Notes"). The $120.0 million total principal of the four Alon Successor Notes collectively require the same principal amortization payments and schedule as under the Alon Israel Note, with payments due under each Alon Successor Note commensurate to such note's pro rata share of $120.0 million in assigned principal. As of March 31, 2018, a total principal amount of $70.0 million was outstanding under the Alon Successor Notes.
As of December 31, 2017, one of our retail companies had a loan that was to mature in 2019 with an outstanding balance of $0.1 million and the interest rate was fixed at 9.70%. This loan was extinguished in connection with the Refinancing on March 30, 2018.
Lion Term Loan
Our subsidiary, Lion Oil, had a term loan credit facility with Fifth Third Bank, as administrative agent, and a syndicate of lenders, which was amended and restated on May 14, 2015 in connection with the Company’s closing of the Alon Acquisition to, among other things, increase the total loan size from $99.0 million to $275.0 million (the "Lion Term Loan"), and was amended on April 13, 2017 to incorporate technical modifications related to the Delek/Alon Merger. This facility was extinguished in connection with the Refinancing on March 30, 2018. The Lion Term Loan required Lion Oil to make quarterly principal amortization payments of approximately $6.9 million each, commencing on September 30, 2015, with a final balloon payment due at maturity on May 14, 2020. The Lion Term Loan was secured by, among other things, (i) substantially all the assets of Lion Oil and its subsidiaries (excluding inventory and accounts receivable), (ii) all shares in Lion Oil, (iii) any subordinated and common units of Delek Logistics held by Lion Oil, and (iv) the ALJ Shares. Additionally, the Lion Term Loan was guaranteed by Old and New Delek and the subsidiaries of Lion Oil. Interest on the unpaid balance of the Lion Term Loan was computed at a rate per annum equal to LIBOR or a base rate, at our election, plus the applicable margins, subject in each case to an all-in interest rate floor of 5.50% per annum.
Alon Partnership
Revolving Credit Facility
Alon USA, LP, a wholly-owned subsidiary of the Alon Partnership had a $240.0 million asset-based revolving credit facility with Israel Discount Bank of New York, as administrative agent (the “Alon Partnership Credit Facility”) that was to mature on May 26, 2018. This facility was extinguished in connection with the Refinancing on March 30, 2018. The Alon Partnership Credit Facility could be used both for borrowings and the issuance of letters of credit subject to a limit of the lesser of the facility amount or the borrowing base amount under the facility. Borrowings under the Alon Partnership Credit Facility bore interest at LIBOR or base rate, at our election, plus the applicable margins. The Alon Partnership Credit Facility was secured by a first priority lien on the Alon Partnership’s cash, accounts receivables, inventories and related assets and a second priority lien on the Alon Partnership’s fixed assets and other specified property. Additionally, the Alon Partnership Credit Facility required the payment of a quarterly fee on the average unused revolving commitment.
Partnership Term Loan Credit Facility
The Alon Partnership had a $250.0 million term loan with Credit Suisse AG, as administrative agent (the “Alon Partnership Term Loan”). This term loan was extinguished in connection with the Refinancing on March 30, 2018. The Alon Partnership Term Loan required principal payments of $2.5 million per annum paid in equal quarterly installments until maturity in November 2018, at which time a balloon payment was to be due for any remaining principal outstanding. The Alon Partnership Term Loan bore interest at a rate equal to the sum of (i) the Eurodollar rate (with a floor of 1.25% per annum) plus (ii) a margin of 8.0% per annum. The Alon Partnership Term Loan was guaranteed by Alon USA Partners GP, LLC, Alon Assets, Inc. and certain subsidiaries of the Alon Partnership, and was secured by a first priority lien on all of the Alon Partnership’s fixed assets and other specified property, as well as on the general partner interest in the Alon Partnership held by the Alon General Partner, and a second priority lien on the Alon Partnership’s cash, accounts receivables, inventories and related assets.
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
Prior to June 15, 2018, holders may convert their Convertible Notes only upon the occurrence of certain triggering events described in the Indenture. The Convertible Notes may be converted into shares of New Delek Common Stock, into cash, or into a combination of cash and shares of New Delek Common Stock, at our election. In May 2018, we made the election and notified holders of our intention to satisfy the principal amount outstanding with cash and the incremental value of the conversion options with shares at maturity.
The conversion rate of the Convertible Notes is subject to adjustment upon the occurrence of certain events, including cash dividend adjustments, but will not be adjusted for any accrued and unpaid interest. As of March 31, 2018, the adjusted conversion rate was 74.6632 shares of Alon Common Stock per each $1,000 principal amount of Convertible Notes, equivalent to a per share conversion price for New Delek Common Stock of approximately $27, to reflect cash dividend adjustments and the merger stock exchange rate of 0.504 (for a post-Merger conversion ratio of approximately 37.63). As of March 31, 2018, there have been no conversions of the Convertible Notes.
The fair value of the conversion feature met the definition for recognition as a bifurcated equity instrument. As of both March 31, 2018 and December 31, 2017, the conversion feature equity instrument totals $26.6 million and is included in additional paid-in capital on the accompanying condensed consolidated balance sheets. The total value of the Convertible Notes on an if-converted basis exceeds the outstanding principal amount by $79.7 million as of March 31, 2018.
Convertible Note Hedge Transactions
In connection with the Convertible Notes offering, Alon entered into convertible note hedge transactions with respect to Alon Common Stock (the “Purchased Options”) with the initial purchasers of the Convertible Notes (the “Hedge Counterparties”). In connection with the Delek/Alon Merger, Alon, Delek and the Hedge Counterparties entered into amended and restated Purchased Options permitting us to purchase up to approximately 5.6 million shares of New Delek Common Stock, subject to customary anti-dilution adjustments, that underlie the Convertible Notes sold in the offering. As of March 31, 2018, the Purchased Options had an adjusted strike price of approximately $27 per share of New Delek Common Stock. The Purchased Options will expire in September 2018.
The Purchased Options are intended to reduce the potential dilution with respect to our common stock upon conversion of the Convertible Notes or upon settlement of the incremental value of the conversion options associated with the convertible debt in shares, as well as offset any potential cash payments we are required to make in excess of the principal amount upon any conversion of the notes. As of both March 31, 2018 and December 31, 2017, the Purchased Options balance of $23.3 million has been included as a reduction of additional paid-in capital on the condensed consolidated balance sheets.
The Purchased Options are separate transactions and are not part of the terms of the Convertible Notes and are excluded from classification as a derivative as the amount could be settled in our stock. Holders of the Convertible Notes do not have any rights with respect to the Purchased Options.
Warrant Transactions
In connection with the Convertible Notes offering, Alon also entered into warrant transactions (the “Warrants”), with the Hedge Counterparties. In connection with the Delek/Alon Merger, Alon, Delek and the Hedge Counterparties entered into amended and restated Warrants which allow the Hedge Counterparties to purchase up to approximately 5.6 million shares of New Delek Common Stock, subject to customary anti-dilution adjustments. As of March 31, 2018, the Warrants had an adjusted strike price of approximately $35 per share of New Delek Common Stock. The Warrants require settlement on a net-share basis and will expire in April 2019. As of both March 31, 2018 and December 31, 2017, Warrants totaling $14.3 million have been included in additional paid-in capital on the condensed consolidated balance sheets.
The Warrants are separate transactions and are not part of the terms of the Convertible Notes and are excluded from classification as a derivative as the amount could be settled in our stock. Holders of the Convertible Notes do not have any rights with respect to the Warrants.

Alon Term Loan Credit Facilities
Alon Energy Term Loan
On March 27, 2014, Alon issued a promissory note to Bank Hapoalim B.M. in an original principal amount of $25.0 million (“Alon Energy Term Loan”), that was to mature in March 2019, but was refinanced on December 29, 2017 with the proceeds of a new promissory note to Bank Hapoalim in an original principal amount of $38.0 million ("New Alon Energy Term Loan"), maturing on December 29, 2022. The New Alon Energy Term Loan was extinguished in connection with the Refinancing on March 30, 2018. The New Alon Energy Term Loan required quarterly principal amortization payments of approximately $1.4 million each, commencing on March 30, 2018, and incurred interest at an annual rate equal to LIBOR plus a margin of 3.75%. Additionally, Delek guaranteed all obligations under the New Alon Energy Term Loan.
Alon Asphalt Term Loan
Alon had a term loan owed to Export Development Canada secured by liens on certain of our asphalt terminals (“Alon Asphalt Term Loan”) in an original principal amount of $35.0 million. This loan was prepaid on March 29, 2018 in connection with the Refinancing on March 30, 2018. The Alon Asphalt Term Loan was guaranteed by Delek and certain subsidiaries of Alon and was also secured by pledges of equity of certain subsidiaries of Alon. The Alon Asphalt Term Loan required quarterly principal amortization payments of $3.9 million, commencing December 2018 until maturity in December 2020. The Alon Asphalt Term Loan bore interest at a rate equal to LIBOR plus a margin of 3.75% per annum.
Alon Energy Letter of Credit Facility
Alon had a Letter of Credit Facility with Israel Discount Bank of New York (the “Alon Energy Letter of Credit Facility”) that was used for the issuance of standby letters of credit. The facility was amended on November 30, 2017, to, among other things, extend the maturity date of the facility to February 28, 2018 and to reduce the maximum commitment under the facility from $60.0 million to $45.0 million effective December 31, 2017, and was again amended on February 27, 2018 to extend the maturity date to March 29, 2018 when it expired. As collateral for the Alon Energy Letter of Credit Facility, we were required to pledge sufficient Alon Partnership common units with an initial collateral value of at least $100.0 million. Alon Assets, Inc. (“Alon Assets”) was a guarantor under the Alon Energy Letter of Credit Facility. Additionally, the Alon Energy Letter of Credit Facility required the payment of a quarterly fee on the average unused commitment.
Alon Retail Credit Agreement
Alon wholly-owned subsidiaries Southwest Convenience Stores, LLC and Skinny’s LLC, (collectively, “Alon Retail”), had a credit agreement (“Alon Retail Credit Agreement”), that was to mature in March 2019, with Wells Fargo Bank, National Association, as administrative agent. This credit agreement was extinguished in connection with the Refinancing on March 30, 2018. The Alon Retail Credit Agreement included a term loan in an original principal amount of $110.0 million and a $10.0 million revolving credit facility. The Alon Retail Credit Agreement also included an accordion feature that provided for incremental term loans up to $30.0 million. In August 2015, Alon borrowed $11.0 million using the accordion feature and amended the Alon Retail Credit Agreement to restore the undrawn amount of the accordion feature back to $30.0 million. Borrowings under the Alon Retail Credit Agreement bore interest at LIBOR or base rate, at our election, plus an applicable margin, determined quarterly based upon Alon Retail’s leverage ratio. Principal payments on the term loan borrowings were made in quarterly installments based on a 15-year amortization schedule. Obligations under the Alon Retail Credit Agreement were secured by a first priority lien on substantially all of the assets of Alon Retail and its subsidiaries. The Alon Retail Credit Agreement required us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of and during the period from the Delek/Alon Merger through the extinguishment date of March 30, 2018, Alon had no outstanding borrowings under the revolving portion of the credit facility.
Restrictive Covenants
Under the terms of our Revolving Credit Facility, Term Loan Credit Facility, DKL Revolver, DKL Notes and Reliant Bank Revolver, we are required to comply with certain usual and customary financial and non-financial covenants. The terms and conditions of the new Revolving Credit Facility include periodic compliance with a springing minimum fixed charge coverage ratio financial covenant if excess availability under the revolver borrowing base is below certain thresholds, as defined in the credit agreement. The Term Loan Credit Facility does not have any financial maintenance covenants. The Convertible Notes do not contain any maintenance financial covenants. We believe we were in compliance with all covenant requirements under each of our credit facilities as of March 31, 2018.
Certain of our debt facilities contain limitations on the incurrence of additional indebtedness, making of investments, creation of liens, dispositions and acquisitions of assets, and making of restricted payments and transactions with affiliates. Specifically, these covenants may limit the payment, in the form of cash or other assets, of dividends or other distributions, or the repurchase of shares with respect to the equity of certain of our subsidiaries. Additionally, certain of our debt facilities limit our ability to make investments, including extensions of loans or advances to, or acquisitions of equity interests in, or guarantees of obligations of, any other entities.

Principal maturities of Delek's existing third-party debt instruments for the next five years and thereafter are as follows as of March 31, 2018 (in millions):

	April 1 to December 31, 2018	2019	2020	2021	2022	Thereafter	Total
Revolving Credit Facility	$—	$—	$—	$—	$—	$300.0	$300.0
Term Loan Credit Facility	—	—	—	—	—	700.0	700.0
DKL Revolver	—	494.7	—	—	—	—	494.7
DKL Notes	—	—	—	—	—	250.0	250.0
Reliant Bank Revolver	17.0	—	—	—	—	—	17.0
Promissory Notes	—	25.0	25.0	20.0	—	—	70.0
Convertible Notes	150.0	—	—	—	—	—	150.0
Total	$167.0	$519.7	$25.0	$20.0	$—	$1,250.0	$1,981.7
Interest-Rate Derivative Instruments
Effective with the Delek/Alon Merger, we assumed Alon's interest rate swap agreements, that were to mature in March 2019, which effectively fixed the variable LIBOR interest component of the term loans within the Alon Retail Credit Agreement. These interest rate swap agreements were terminated in connection with the Refinancing on March 30, 2018. These interest rate swaps were accounted for as cash flow hedges. See Note 16 for further information regarding the interest rate swap agreements.

9. Other Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	March 31, 2018	December 31, 2017
Prepaid expenses	$15.0	$17.6
Short-term derivative assets (see Note 16)	22.4	15.9
Income and other tax receivables	39.9	75.7
RINs Obligation surplus (see Note 15)	34.0	1.1
Other	16.4	19.6
Total	$127.7	$129.9

The detail of other non-current assets is as follows (in millions):

Other Non-Current Assets	March 31, 2018	December 31, 2017
Prepaid tax asset	$—	$56.2
Deferred financing costs	7.4	5.9
Long-term income tax receivables	2.1	2.1
Supply and Offtake receivable	46.3	46.3
Long-term derivative assets (see Note 16)	0.3	—
Other	15.4	16.3
Total	$71.5	$126.8

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	March 31, 2018	December 31, 2017
Income and other taxes payable	$146.2	$154.1
Short-term derivative liabilities (see Note 16)	40.0	54.4
Interest payable	10.7	13.0
Employee costs	40.1	46.6
Environmental liabilities (see Note 17)	7.3	7.2
Product financing agreements	—	72.3
RINs Obligation deficit (see Note 15)	7.8	130.8
Accrued utilities	7.9	9.4
Tank inspection liabilities	10.6	10.7
Crude liabilities	104.1	34.5
Other	37.0	31.9
Total	$411.7	$564.9
The detail of other non-current liabilities is as follows (in millions):

Other Non-Current Liabilities	March 31, 2018	December 31, 2017
Pension and other postemployment benefit liabilities, net (see Note 18)	$36.6	$37.0
Long-term derivative liabilities (see Note 16)	—	0.9
Liability for unrecognized tax benefits	6.9	6.1
Above-market lease	13.1	11.2
Tank inspection liabilities	11.3	11.7
Other	10.3	16.1
Total	$78.2	$83.0

10. Stockholders' Equity
Changes to equity during the three months ended March 31, 2018 are presented below (in millions, except per share amounts):

	Delek Stockholders' Equity	Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
Balance at December 31, 2017	$1,650.6	$313.6	$1,964.2
Net (loss) income	(34.9)	14.9	(20.0)
Net unrealized gain on cash flow hedges, net of income tax expense of $0.6 million and ineffectiveness gain of a nominal amount.	2.1	—	2.1
Foreign currency translation loss	(0.4)	—	(0.4)
Other comprehensive income related to postretirement benefit plans	0.1	—	0.1
Other comprehensive income related to interest rate contracts	(0.4)	—	(0.4)
Common stock dividends ($0.20 per share)	(17.0)	—	(17.0)
Distributions to non-controlling interests	—	(6.9)	(6.9)
Equity-based compensation expense	4.6	0.2	4.8
Issuance of stock for non-controlling interest repurchase, net of tax	140.5	(127.0)	13.5
De-recognition of non-controlling interest	—	(18.7)	(18.7)
Cumulative effect of adopting accounting principle regarding income tax effect of intra-equity transfers (see Note 1)	(29.9)	—	(29.9)
Repurchase of common stock	(95.3)	—	(95.3)
Taxes due to the net settlement of equity-based compensation	(1.8)	—	(1.8)
Balance at March 31, 2018	$1,618.2	$176.1	$1,794.3

Dividends
During the three months ended March 31, 2018, our Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Record Date	Payment Date
February 26, 2018	$0.20	March 12, 2018	March 26, 2018

Stock Repurchase Program
In December 2016, our Board of Directors authorized a share repurchase program for up to $150.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. 762,623 shares were repurchased, for a total of $25.0 million, pursuant to this repurchase program in December 2017.
2,569,932 shares of our common stock were repurchased, for a total of $95.3 million during the three months ended March 31, 2018, including the 2.0 million shares of its common stock from Alon Israel in connection with Delek’s rights pursuant to a Stock Purchase Agreement dated April 14, 2015, by and between Delek and Alon Israel. Alon Israel delivered a right of first offer notice to Delek on January 16, 2018, informing Delek of Alon Israel’s intention to sell the 2.0 million shares, and Delek accepted such offer on January 17, 2018. The total purchase price was approximately $75.3 million, or $37.64 per share.
On February 26, 2018, the Board of Directors approved a new $150.0 million authorization to repurchase Delek common stock, which was announced on February 26, 2018. This amount has no expiration date and is in addition to any remaining amounts previously authorized. As of March 31, 2018, there was approximately $179.7 million remaining under Delek's aggregate stock repurchase program.

11. Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), companies are required to apply an estimated annual tax rate to interim period results on a year-to-date basis; however, the estimated annual tax rate should not be applied to interim financial results if a reliable estimate cannot be made.  In this situation, the interim tax rate should be based on actual year-to-date results.  We used an estimated annual tax rate to record income taxes for the three months ended March 31, 2018, and an actual year-to-date effective tax rate to record income taxes for the three months ended March 31, 2017.
On December 22, 2017, the US government enacted the Tax Reform Act, which makes broad and complex changes to the US tax code which impacted 2017, including a permanent reduction in the US federal corporate tax rate from 35% to 21% (“Rate Reduction”). The Tax Reform Act also puts into place new tax laws that will apply prospectively, which include, but are not limited to, modifying the rules governing the deductibility of certain executive compensation; extending and modifying the additional first-year depreciation deduction to accelerate expensing of certain qualified property; creating a limitation on deductible interest expense; and, changing rules related to uses and limitations of net operating loss carryforwards.
We are applying the guidance in Staff Accounting Bulletin 118 (“SAB 118”), when accounting for the effects of the Tax Reform Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Reform Act.
The Company has not completed the accounting for the income tax effects of the Tax Reform Act. At December 31, 2017, the Company recorded a discrete net tax benefit of $166.9 million primarily related to provisional amounts under SAB 118 for the remeasurement of US deferred tax assets and liabilities due to the Rate Reduction. Upon further analyses of certain aspects of the Act and refinement of our calculations during the three months ended March 31, 2018, we adjusted our provisional amounts by an additional benefit of $7.4 million, which is included as a component of income tax expense from continuing operations. We also had a reclassification of $1.6 million from accumulated other comprehensive income to retained earnings for stranded tax effects as of March 31, 2018 resulting from the Tax Reform Act. See Note 1 for further information. We will continue to analyze and refine our calculations related to the measurement of these balances as supplemental legislation, regulatory guidance or evolving technical interpretations become available.

On January 1, 2018, we decreased prepaid income taxes by $59.4 million, increased income taxes payable by $3.0 million, decreased deferred tax liabilities by $32.5 million and decreased retained earnings by $29.9 million for the cumulative effect related to new guidance that requires recognizing the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs - see Note 1 for further information.
Our effective tax rate was 59.0% for the three months ended March 31, 2018, compared to 24.6% for the three months ended March 31, 2017. The change in our effective tax rate was primarily due to the following: increases in tax benefit attributable to continued adjustments to properly consider the impact of the Tax Reform Act (which reduced the US federal corporate tax rate from 35% to 21%) on previously recorded deferred taxes (as discussed above), combined with income tax benefit for federal  tax credits attributable to the Company’s biodiesel blending operations for 2017, offset by tax expense associated with the impairment of assets held for sale.

12. Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 and Alon USA Energy, Inc. 2005 Long-Term Incentive Plans (the "Incentive Plans")
Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $4.6 million ($3.6 million, net of taxes) and $3.3 million ($2.1 million, net of taxes) for the three months ended March 31, 2018 and 2017, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of March 31, 2018, there was $36.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.1 years.
We issued 120,403 and 74,111 shares of common stock as a result of exercised or vested equity-based awards during the three months ended March 31, 2018 and 2017, respectively. These amounts are net of 254,724 and 61,845 shares, respectively, withheld to satisfy employee tax obligations related to the exercises and vestings during the three months ended March 31, 2018 and 2017.

Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
Compensation expense for Delek Logistics GP equity-based awards was $0.1 million ($0.1 million, net of taxes) and $0.4 million ($0.3 million, net of taxes) for the three months ended March 31, 2018 and 2017, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of March 31, 2018, there was $0.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.4 years.

13. Earnings (Loss) Per Share
Basic earnings per share (or "EPS") is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income (loss), as adjusted for changes to income that would result from the assumed settlement of the dilutive equity instruments included in diluted weighted average common shares outstanding, by the diluted weighted average common shares outstanding. For all periods presented, we have outstanding various equity-based compensation awards that are considered in our diluted EPS calculation when to do so would not be anti-dilutive, and is inclusive of awards disclosed in Note 12 to these condensed consolidated financial statements. For those instruments that are indexed to our common stock, they are generally dilutive when the market price of the underlying indexed share of common stock is in excess of the exercise price. Additionally, in connection with the Delek/Alon Merger (disclosed in Note 2), we assumed certain equity instruments, including conversion options (associated with Convertible Debt) and Warrants, that may be dilutive (see discussion of these instruments in Note 8). The Convertible Debt conversion options are dilutive when the incremental EPS calculated by dividing the increase in income associated with the elimination of interest expense on the convertible debt, net of tax, by the number of shares that would be issued upon conversion using the treasury stock method (which is applicable because of the cash settlement feature associated with the underlying principal) is dilutive to the overall diluted EPS calculation. The Warrants are generally dilutive when the market price of the underlying indexed share of common stock is in excess of the exercise price. All such instruments that may otherwise be dilutive may not be dilutive when there is net loss for the period. We also assumed Purchase Options in connection with the Delek/Alon Merger which are not reflected in the diluted weighted average common shares outstanding because to do so would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Numerator for EPS - continuing operations
(Loss) Income from continuing operations	$(11.8)	$15.3
Less: Income from continuing operations attributed to non-controlling interest	6.8	4.1
Numerator for diluted EPS - continuing operations attributable to Delek	$(18.6)	$11.2

Numerator for EPS - discontinued operations
Loss from discontinued operations	$(8.2)	$—
Less: Income from discontinued operations attributed to non-controlling interest	8.1	—
Loss from discontinued operations attributable to Delek	$(16.3)	$—

Weighted average common shares outstanding (denominator for basic EPS)	82,252,405	61,978,072
Dilutive effect of convertible debt	—	—
Dilutive effect of warrants	—	—
Dilutive effect of stock-based awards	—	611,138
Weighted average common shares outstanding, assuming dilution	82,252,405	62,589,210

EPS:
Basic (loss) income per share:
(Loss) income from continuing operations	$(0.23)	$0.18
Loss from discontinued operations	$(0.20)	—
Total basic (loss) income per share	$(0.43)	$0.18
Diluted income (loss) per share:
(Loss) income from continuing operations	$(0.23)	$0.18
Loss from discontinued operations	$(0.20)	—
Total diluted (loss) income per share	$(0.43)	$0.18

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:

Antidilutive stock-based compensation (because average share price is less than exercise price)	820,730	1,934,173
Antidilutive due to loss	1,112,419	—
Total antidilutive stock-based compensation	1,933,149	1,934,173

Antidilutive convertible debt instruments (because average share price is less than exercise price)	—	—
Antidilutive convertible debt instruments due to loss	1,458,780	—
Total antidilutive convertible debt instruments	1,458,780	—

Antidilutive warrants (because average share price is less than exercise price)	—	—
Antidilutive warrants due to loss	161,344	—
Total antidilutive warrants	161,344	—

14. Segment Data
We aggregate our operating units into three reportable segments: refining, logistics and retail.
Our corporate activities, results of certain immaterial operating segments, including Alon's asphalt terminal operations effective with the Delek/Alon Merger (some of which were classified as assets held for sale effective February 1, 2018, as discussed further in Note 5), our equity method investment in Alon prior to the Delek/Alon Merger, as well as our discontinued Paramount and Long Beach, California refinery and California renewable fuels facility operations (acquired as part of the Delek/Alon Merger - see Note 5 for further discussion) and intercompany eliminations are reported in the corporate, other and eliminations segment. On March 16, 2018, Delek sold to World Energy, LLC (i) all of Delek’s membership interests in the California renewable fuels facility, (ii) certain refining assets and other related assets located in Paramount, California and (iii) certain associated tank farm and pipeline assets and other related assets located in California, as further discussed in Note 5.
Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of the reportable segments based on the segment contribution margin. Segment contribution margin is defined as net revenues less cost of goods sold and operating expenses, excluding depreciation and amortization. Operations which are not specifically included in the reportable segments are included in the corporate and other category, which primarily consists of operating expenses, depreciation and amortization expense and interest income and expense associated with our discontinued operations (see Note 5 for further discussion) and with our corporate headquarters.
The refining segment processes crude oil and other purchased feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. Prior to the Delek/Alon Merger, the refining segment had a combined nameplate capacity of 155,000 bpd, including the 75,000 bpd Tyler refinery and the 80,000 bpd El Dorado, Arkansas refinery (the "El Dorado refinery). The refining segment also owns and operates two biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas and Cleburn, Texas. Effective with the Delek/Alon Merger, our refining segment now also includes the operations of a refinery located in Big Spring, Texas with a nameplate capacity of 73,000 bpd, a refinery located in Krotz Springs, Louisiana with a nameplate capacity of 74,000 bpd and a refinery located in Bakersfield, California. The Bakersfield, California refinery has not processed crude oil since 2012 due to the high cost of crude oil relative to product yield and low asphalt demand. Alon's petroleum-based products are marketed primarily in the South Central, Southwestern and Western regions of the United States and also ships and sells gasoline into wholesale markets in the Southern and Eastern United States. Motor fuels are sold under the Alon brand through various terminals to supply Alon branded retail sites, including our retail segment convenience stores. In addition, Alon sells motor fuels through its wholesale distribution network on an unbranded basis.
Our refining segment has service agreements with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services at the Tyler refinery, and effective March 1, 2018 at the Big Spring refinery (see Note 3 for further discussion regarding the new marketing agreement). These intercompany transaction fees in regards to the Tyler refinery were $5.0 million and $4.3 million during the three months ended March 31, 2018 and 2017, respectively. The intercompany transaction fees in regards to the Big Spring refinery for the month of March 2018 were $1.1 million. Additionally, the refining segment pays crude transportation, terminalling and storage fees to the logistics segment for the utilization of pipeline, terminal and storage assets, including effective March 1, 2018, those related to the Big Spring Logistic Assets Acquisition discussed further in Note 3. These fees were $54.3 million and $31.2 million during the three months ended March 31, 2018 and 2017, respectively. The logistics segment also sold $1.2 million and $1.1 million of Renewable Identification Numbers ("RINs") to the refining segment during the three months ended March 31, 2018 and 2017, respectively. The refining segment recorded sales revenues from the retail segment of $96.3 million and from sales of asphalt to our other segment of $3.4 million during the three months ended March 31, 2018, and sales revenues from the logistics segment of $83.4 million and $9.0 million during the three months ended March 31, 2018 and 2017, respectively. All inter-segment transactions have been eliminated in consolidation.
Our logistics segment owns and operates crude oil and refined products logistics and marketing assets. The logistics segment generates revenue by charging fees for gathering, transporting and storing crude oil and for marketing, distributing, transporting and storing intermediate and refined products in select regions of the southeastern United States and west Texas for our refining segment and third parties, and sales of wholesale product in the west Texas market.
Effective with the Delek/Alon Merger July 1, 2017 (see Note 2), Delek's retail segment includes the operations of Alon's approximately 300 owned and leased convenience store sites located primarily in central and west Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel under the Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information.

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended March 31, 2018
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and sales)	$2,019.6	$106.3	$209.6	$17.7	$2,353.2
Intercompany fees and sales	183.1	61.6	—	(244.7)	—
Operating costs and expenses:
Cost of goods sold	1,954.4	119.0	173.2	(203.8)	2,042.8
Operating expenses	114.7	12.6	24.5	6.3	158.1
Segment contribution margin	$133.6	$36.3	$11.9	$(29.5)	152.3
General and administrative expenses					65.2
Depreciation and amortization					48.0
Loss on disposal of assets					0.3
Operating income					$38.8
Total assets (1)	$5,603.1	$665.9	$325.9	$(510.2)	$6,084.7
Capital spending (excluding business combinations) (2)	$51.5	$2.2	$2.0	$14.4	$70.1

	Three Months Ended March 31, 2017
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and sales)	$1,090.5	$92.9	$(1.2)	$1,182.2
Intercompany fees and sales	9.0	36.6	(45.6)	—
Operating costs and expenses:
Cost of goods sold	984.3	92.6	(41.2)	1,035.7
Operating expenses	50.8	10.3	0.1	61.2
Segment contribution margin	$64.4	$26.6	$(5.7)	85.3
General and administrative expenses				26.5
Depreciation and amortization				29.0
Operating income				$29.8
Total assets	$1,994.1	$413.6	$550.3	$2,958.0
Capital spending (excluding business combinations)	$10.8	$2.8	$1.6	$15.2

(1)	Assets held for sale of $120.7 million are included in the corporate, other and eliminations segment as of March 31, 2018.

(2)	Capital spending excludes transaction costs capitalized in the amount of $0.4 million that relate to the Big Spring Logistic Assets Acquisition.

Property, plant and equipment and accumulated depreciation as of March 31, 2018 and depreciation expense by reporting segment for the three months ended March 31, 2018 are as follows (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$2,093.3	$445.2	$142.6	$88.0	$2,769.1
Less: Accumulated depreciation	(501.2)	(120.9)	(12.3)	(41.2)	(675.6)
Property, plant and equipment, net	$1,592.1	$324.3	$130.3	$46.8	$2,093.5
Depreciation expense	$29.1	$5.9	$6.5	$2.9	$44.4
In accordance with ASC 360, Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment of our property, plant and equipment as of March 31, 2018.
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
Commodity swaps, exchange-traded futures, options, physical commodity forward purchase and sale contracts and interest rate swaps are generally valued using industry-standard models that consider various assumptions, including quoted forward prices, spot prices, interest rates, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines the classification as Level 2 or 3. Our contracts are valued based on exchange pricing and/or price index developers such as Platts or Argus and are, therefore, classified as Level 2.
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
In both March 2018 and March 2017, the El Dorado refinery received approval from the EPA for a small refinery exemption from the requirements of the renewable fuel standard for the 2017 and 2016 calendar years, respectively, which resulted in a reduction of our RINs Obligation and related cost of goods sold of approximately $59.3 million and $47.5 million for the three months ended March 31, 2018 and March 31, 2017, respectively. In March 2018, the Krotz Springs refinery received such approval as well, which resulted in a reduction of our RINs Obligation and related cost of goods sold of approximately $31.6 million for the three months ended March 31, 2018.
Our RIN commitment contracts are future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These RIN commitment contracts are categorized as Level 2, and are measured at fair value based on quoted prices from an independent pricing service. Changes in the fair value of these future RIN commitment contracts are recorded in cost of goods sold on the condensed consolidated statements of income.
We have elected to account for our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. Our J. Aron step-out liability is categorized as Level 2, and is measured at fair value using market prices for the consigned crude oil and refined products we are required to repurchase from J. Aron at the end of the term of the Supply and Offtake Agreement. The J. Aron step-out liability is presented in the Obligation under Supply and Offtake Agreement line item of our condensed consolidated balance sheets. Gains (losses) related to the change in fair value are recorded as a component of cost of goods sold in the condensed consolidated statements of income.
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at March 31, 2018 and December 31, 2017, was as follows (in millions):

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$222.7	$—	$222.7
RIN commitment contracts	—	5.8	—	5.8
RINs Obligation surplus	—	34.0	—	34.0
Total assets	—	262.5	—	262.5
Liabilities
Commodity derivatives	—	(260.7)	—	(260.7)
RIN commitment contracts	—	(15.5)	—	(15.5)
RINs Obligation deficit	—	(7.8)	—	(7.8)
J. Aron step-out liability	—	(518.3)	—	(518.3)
Total liabilities	—	(802.3)	—	(802.3)
Net liabilities	$—	$(539.8)	$—	$(539.8)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$178.0	$—	$178.0
RIN commitment contracts	—	1.4	—	1.4
RINs Obligation surplus	—	1.1	—	1.1
Total assets	—	180.5	—	180.5
Liabilities
Interest rate derivatives	—	(0.9)	—	(0.9)
Commodity derivatives	—	(203.9)	—	(203.9)
RIN commitment contracts	—	(24.0)	—	(24.0)
RINs Obligation deficit	—	(130.8)	—	(130.8)
J. Aron step-out liability	—	(435.6)	—	(435.6)
Total liabilities	—	(795.2)	—	(795.2)
Net liabilities	$—	$(614.7)	$—	$(614.7)
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of March 31, 2018 and December 31, 2017, $30.4 million and $10.0 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 16 for further information regarding derivative instruments.

16. Derivative Instruments

We use derivatives to reduce normal operating and market risks with the primary objective of reducing the impact of market price volatility on our results of operations. As such, our use of derivative contracts is aimed at:

•	limiting the exposure to price fluctuations of commodity inventory above or below target levels at each of our segments;

•	managing our exposure to commodity price risk associated with the purchase or sale of crude oil, feedstocks and finished grade fuel products at each of our segments;

•	managing the cost of our RINs Obligation using future commitments to purchase or sell RINs at fixed prices and quantities; and

•	limiting the exposure to interest rate fluctuations on our floating rate borrowings.
We primarily utilize commodity swaps, futures, and options contracts, generally with maturity dates of three years or less, and from time to time interest rate swap agreements to achieve these objectives. Forward contracts are agreements to buy or sell the commodity at a predetermined price at a specified future date. Futures contracts are standardized agreements, traded on a futures exchange, to buy or sell the commodity at a predetermined price at a specified future date. Options provide the right, but not the obligation to buy or sell the commodity at a specified price in the future. Commodity swap and futures contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date. Options require payment of an upfront premium. Interest rate swap agreements economically hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate. Effective with the Delek/Alon Merger, we had four interest rate swap agreements, that were to mature March 2019, that effectively fixed the variable LIBOR interest component of the term loans within the Alon Retail Credit Agreement. The aggregate notional amount under these agreements were to cover approximately 77% of the outstanding principal of these term loans throughout the duration of the interest rate swaps. These interest rate swap agreements were terminated due to the extinguishment of the Alon Retail Credit Agreement in connection with the Refinancing on March 30, 2018, resulting in a reclassification of unrealized loss of $0.6 million from accumulated other comprehensive income to interest expense on the condensed consolidated income statement during the three months ended March 31, 2018 - see Note 8 for further information. At this time, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
From time to time, we also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RIN commitment contracts meet the definition of derivative instruments under ASC 815, and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RIN commitment contracts are recorded in cost of goods sold on the condensed consolidated statements of income.

In accordance with ASC 815, certain of our commodity swap contracts and our interest rate agreements have been designated as cash flow hedges and the effective portion of the change in fair value between the execution date and the end of period (or early termination date in regards to the four Alon Retail interest rate swaps discussed above) has been recorded in other comprehensive income. The effective portion of the fair value of these contracts is recognized in income at the time the positions are closed and the hedged transactions are recognized in income. In regards to our interest rate swap agreements, the amount of losses in other comprehensive income were reclassified into earnings as a result of the discontinuance of cash flow hedges since the originally forecasted Alon Retail Credit Agreement interest payments will not occur by the end of the originally specified time period due to the Refinancing on March 30, 2018, as discussed above.

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

The following table presents the fair value of our derivative instruments as of March 31, 2018 and December 31, 2017. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 15 for further information regarding the fair value of derivative instruments (in millions):

		March 31, 2018		December 31, 2017
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives(1)	Other current assets	$205.0	$(219.9)	$164.6	$(162.0)
Commodity derivatives(1)	Other current liabilities	11.4	(26.5)	13.4	(28.3)
Commodity derivatives(1)	Other long term assets	6.3	(6.1)	—	—
RIN commitment contracts(2)	Other current assets	5.8	—	1.4	—
RIN commitment contracts(2)	Other current liabilities	—	(15.5)	—	(24.0)

Derivatives designated as hedging instruments:
Commodity derivatives (1)	Other current liabilities	—	(8.2)	—	(13.6)
Interest rate derivatives	Other long term liabilities	—	—	—	(0.9)
Total gross fair value of derivatives		$228.5	$(276.2)	$179.4	$(228.8)
Less: Counterparty netting and cash collateral(3)		205.8	(236.2)	163.5	(173.6)
Total net fair value of derivatives		$22.7	$(40.0)	$15.9	$(55.2)

(1)
As of March 31, 2018 and December 31, 2017, we had open derivative positions representing 97,592,000 and 35,978,000 barrels, respectively, of crude oil and refined petroleum products. Of these open positions, contracts representing 575,000 and 575,000 barrels were designated as cash flow hedging instruments as of March 31, 2018 and December 31, 2017, respectively.

(2)	As of March 31, 2018 and December 31, 2017, we had open RIN commitment contracts representing 194,600,000 and 163,361,320 RINs, respectively.

(3)	As of March 31, 2018 and December 31, 2017, $30.4 million and $10.0 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Total losses on our commodity derivatives and RIN commitment contracts recorded in cost of goods sold on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended March 31,
	2018	2017
(Losses) gains on commodity derivatives not designated as hedging instruments	$(9.3)	$4.4
Realized losses reclassified out of OCI on commodity derivatives designated as cash flow hedging instruments	—	(7.8)
Gains recognized on commodity derivatives due to cash flow hedging ineffectiveness	—	0.5
Total	$(9.3)	$(2.9)

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three months ended March 31, 2018 or 2017. As of March 31, 2018 and December 31, 2017, gains of $14.4 million and $7.6 million, respectively, on cash flow hedges, net of tax, primarily related to future purchases of crude oil and the associated sale of finished grade fuel, remained in accumulated other comprehensive income. Losses of $5.1 million, net of tax, on settled commodity contracts were reclassified into cost of goods sold in the condensed consolidated statements of income during the three months ended March 31, 2017. There were no commodity derivatives designated as hedging instruments that were settled during the three months ended March 31, 2018. We estimate that $14.4 million of deferred losses related to commodity cash flow hedges will be reclassified into cost of goods sold over the next 12 months as a result of hedged transactions that are forecasted to occur. As of December 31, 2017, gains of $0.4 million, net of tax, related to the interest rate cash flow hedges, remained in accumulated other comprehensive income. Related to Alon's interest rate swap cash flow hedges, we recognized $0.1 million and $0.6 million in interest expense on the condensed consolidated statements of income in regards to normal settlements and for early termination settlements reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting, respectively. There was no cash flow hedge ineffectiveness for the three months ended March 31, 2018 in regards to Alon's interest rate swap cash flow hedges.
17. Commitments and Contingencies
Litigation

In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. Certain environmental matters that have or may result in penalties or assessments are discussed below in the "Environmental, Health and Safety" section of Note 17.
Self-insurance

Delek records a self-insurance accrual for workers’ compensation claims up to a $1.0 million deductible on a per accident basis, general liability claims up to $4.0 million on a per occurrence basis and medical claims for eligible full-time employees up to $0.3 million per covered individual per calendar year. We also record a self-insurance accrual for auto liability up to a $1.0 million deductible on a per accident basis for claims incurred in recent periods, and up to a $4.0 million deductible for remaining claims from certain prior periods.
We have umbrella liability insurance available to each of our segments in an amount determined reasonable by management.
Environmental, Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by various agencies, including the EPA, the United States Department of Transportation, the Occupational Safety and Health Administration, as well as numerous state, regional and local environmental, safety and pipeline agencies. These laws and regulations govern the discharge of materials into the environment, waste management practices, pollution prevention measures and the composition of the fuels we produce, as well as the safe operation of our plants and pipelines and the safety of our workers and the public. Numerous permits or other authorizations are required under these laws and regulations for the operation of our refineries, renewable fuels facilities, terminals, pipelines, underground storage tanks, trucks, rail cars and related operations, and may be subject to revocation, modification and renewal.
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
The Big Spring refinery has been negotiating an agreement with the EPA for over 10 years under the EPA’s National Petroleum Refinery Initiative regarding alleged historical violations of the federal Clean Air Act related to emissions and emissions control equipment. A Consent Decree resolving these alleged historical violations for the Big Spring refinery was lodged with the United States District Court for the Northern District of Texas on June 6, 2017, and we expect that Consent Decree to become final in 2018. If finalized as lodged, the Consent Decree will require payment of a $0.5 million civil penalty and capital expenditures for pollution control equipment that may be significant over the next five years.
The Big Spring refinery has been in discussions with the EPA since March 2016 to resolve alleged violations regarding six batches of gasoline produced in 2012-2013 that exceeded the applicable Reid Vapor Pressure standard. The issue, which was previously accrued in the purchase price allocation, was resolved in January 2018, resulting in payment of a penalty of approximately $0.4 million.
Alon USA’s Paramount Petroleum subsidiary has been in discussions with the State of California since December 2016 regarding alleged violations of the state’s Low Carbon Fuel Standard (“LCFS”) program related to reporting of fuel transactions. The issue, which was previously accrued in the purchase price allocation, was resolved in March 2018, resulting in payment of a penalty of approximately $0.3 million.
As of March 31, 2018, we have recorded an environmental liability of approximately $74.4 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the refineries and terminals prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. We expect approximately $0.2 million of this amount to be reimbursable by a prior owner of the El Dorado refinery, which we have recorded in other current assets in our condensed consolidated balance sheet as of March 31, 2018. Approximately $7.3 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in additional remediation liabilities.
We have experienced several crude oil releases from pipelines owned by our logistics segment, including, but not limited to:

•	Magnolia Station in March 2013 (the "Magnolia release")

•	east of El Dorado, Arkansas in February 2018 (the Sandy Bend - Urbana release)

The United States Department of Justice is currently pursuing an enforcement action against the Partnership on behalf of the EPA with regard to potential Clean Water Act violations arising from the Magnolia Release. We are currently attempting to negotiate a resolution to this matter with the EPA and the State of Arkansas, which may include monetary penalties and/or other relief. As of March 31, 2018, we have accrued $1.0 million in our condensed consolidated balance sheet for the Magnolia Release in connection with these proceedings.
Letters of Credit
As of March 31, 2018, we had in place letters of credit totaling approximately $115.7 million with various financial institutions securing obligations primarily with respect to our commodity purchases for the refining segment, our gasoline and diesel purchases for the logistics segment and our workers’ compensation and auto liability insurance programs. No amounts were drawn by beneficiaries of these letters of credit at March 31, 2018.

18. Employees

Postretirement Benefits
The components of net periodic benefit cost related to our benefit plans for the three months ended March 31, 2018 consisted of the following:

Components of net periodic benefit cost:
Service cost	$0.2
Interest cost	1.2
Expected return on plan assets	(1.8)
Recognition due to settlement	(0.2)
Net periodic benefit	$(0.6)
The service cost component of net periodic benefit is included as part of general and administrative expenses in the accompanying condensed consolidated statements of income. The other components of net periodic benefit are included as part of other non-operating income, net. During the three months ended March 31, 2018, we completely settled the supplemental retirement income plan of the retail segment, and we had a partial settlement of Alon's executive non-qualified restoration plan.
Our estimated contributions to our pension plans during 2018 have not changed significantly from amounts previously disclosed in the notes to the consolidated financial statements for the year ended December 31, 2017. For the three months ended March 31, 2018, we made no contributions to our qualified pension plans, but made $4.1 million of contributions related to the settlements discussed above related to those pension plans.

19. Subsequent Events
Dividend Declaration
On May 7, 2018, our Board of Directors voted to declare a quarterly cash dividend of $0.25 per share of our common stock, payable on June 4, 2018 to shareholders of record on May 21, 2018.
DKL Notes Offer to Exchange
On April 25, 2018, Delek Logistics made an offer to exchange the 2025 Notes and the related guarantees that are validly tendered and not validly withdrawn for an equal principal amount of exchange notes that are freely tradeable, as required under the terms of the original indenture. The Exchange Offer expires on May 23, 2018, unless extended. Delek Logistics does not currently intend to extend the expiration date. The terms of the exchange notes to be issued in the Exchange Offer are substantially identical to the terms of the outstanding 2025 Notes, except that the exchange notes will be freely tradeable.  All untendered outstanding 2025 Notes as of the Expiration Date will continue to be subject to the restrictions on transfer set forth in the outstanding 2025 Notes and in the indenture governing the outstanding 2025 Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 1, 2018 (the "Annual Report on Form 10-K"). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain.
Unless otherwise noted or the context requires otherwise, the terms "we," "our," "us," "Delek" and the "Company" are used in this report to refer to Old Delek and its consolidated subsidiaries for the periods prior to July 1,2017, and New Delek and its consolidated subsidiaries for the periods on or after July 1, 2017 - see Note 1 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information.
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
Effective with the Delek/Alon Merger July 1, 2017, Delek's retail segment includes the operations of Alon's approximately 300 owned and leased convenience store sites located primarily in central and west Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel under the Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information.
Our corporate activities, results of certain immaterial operating segments, including Alon's asphalt terminal operations effective with the Delek/Alon Merger (some of which were classified as assets held for sale effective February 1, 2018, as discussed further in Note 5 of the condensed consolidated financial statements in Item 1, Financial Statements), our equity method interest in Alon prior to the Delek/Alon Merger, as well as our discontinued Paramount and Long Beach, California refinery and California renewable fuels facility operations (acquired as part of the Delek/Alon Merger - see Note 5 of the condensed consolidated financial statements in Item 1, Financial Statements for further discussion) and intercompany eliminations are reported in the corporate, other and eliminations segment. On March 16, 2018, Delek sold to World Energy, LLC (i) all of Delek’s membership interests in the California renewable fuels facility, (ii) certain refining assets and other related assets located in Paramount, California and (iii) certain associated tank farm and pipeline assets and other related assets located in California, as further discussed in Note 5 of the condensed consolidated financial statements in Item 1, Financial Statements.

In regards to the aforementioned asphalt operations, we own or operate 10 asphalt terminals located in Texas (Big Spring), Washington (Richmond Beach), California (Paramount, Long Beach, Elk Grove, Bakersfield and Mojave), Arizona (Phoenix) as well as asphalt terminals in which we own a 50% interest located in Fernley, Nevada, and Brownwood, Texas. The operations in which we have a 50% interest are recorded under the equity method of accounting. We purchase non-blended asphalt from third parties in addition to non-blended asphalt produced at the Big Spring refinery. We market asphalt through our terminals as blended and non-blended asphalt. Sales of asphalt are seasonal with the majority of sales occurring between May and October. On February 12, 2018, Delek announced it had reached a definitive agreement to sell,to an affiliate of Andeavor, asphalt terminal assets in Bakersfield, Mojave and Elk Grove, California and Phoenix, Arizona, as well as Delek’s 50 percent equity interest in the Paramount-Nevada Asphalt Company, LLC joint venture that operates the asphalt terminal located in Fernley, Nevada.
The refining segment processes crude oil and other purchased feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. Prior to the Delek/Alon Merger, the refining segment had a combined nameplate capacity of 155,000 bpd, including the 75,000 bpd Tyler, Texas refinery (the "Tyler refinery") and the 80,000 bpd El Dorado, Arkansas refinery (the "El Dorado refinery"). The refining segment also owns and operates two biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas and Cleburn, Texas. Effective with the Delek/Alon Merger, our refining segment now also includes the operations of our refinery located in Big Spring, Texas (the "Big Spring refinery") with a nameplate capacity of 73,000 bpd, a refinery located in Krotz Springs, Louisiana (the "Krotz Springs refinery") with a nameplate capacity of 74,000 bpd and a refinery located in Bakersfield, California. The Bakersfield, California refinery has not processed crude oil since 2012 due to the high cost of crude oil relative to product yield and low asphalt demand. Alon's petroleum-based products are marketed primarily in the South Central, Southwestern and Western regions of the United States and also ships and sells gasoline into wholesale markets in the Southern and Eastern United States. Motor fuels are sold under the Alon brand through various terminals to supply Alon branded retail sites, including our retail segment convenience stores. In addition, Alon sells motor fuels through its wholesale distribution network on an unbranded basis.
Prior to February 7, 2018, we were the majority owner of the Big Spring refinery and its integrated wholesale marketing operations through Alon USA Partners, LP (the "Alon Partnership"). As discussed in Note 3 of the condensed consolidated financial statements in Item 1, Financial Statements, Delek acquired the outstanding limited partner units of the Alon Partnership which Delek did not already own in an all-equity transaction on February 7, 2018. Our marketing of transportation fuels produced at the Big Spring refinery is focused on central and west Texas, Oklahoma, New Mexico and Arizona. We provide substantially all of our branded customers motor fuels, brand support and payment processing services in addition to the license of the Alon brand name and associated trade dress. We market transportation fuel production from our Krotz Springs refinery substantially through bulk sales and exchange channels. These bulk sales and exchange arrangements are entered into with various oil companies and trading companies and are transported to markets on the Mississippi River and the Atchafalaya River, as well as to the Colonial Pipeline.
Our profitability in the refining segment is substantially determined by the difference between the cost of the crude oil feedstocks we purchase and the price of the refined products we sell, referred to as the "crack spread", "refining margin" or "refined product margin." The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refineries depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include operating costs (particularly the cost of natural gas used for fuel and the cost of electricity), seasonal factors, refinery utilization rates and planned or unplanned maintenance activities or turnarounds. Moreover, while the fluctuations in the cost of crude oil are typically reflected in the prices of light refined products, such as gasoline and diesel fuel, the price of other residual products, such as asphalt, coke, carbon black oil and liquefied petroleum gas ("LPG"), are less likely to move in parallel with crude cost. This could cause additional pressure on our realized margin during periods of rising or falling crude oil prices. Additionally, our margins are impacted by the pricing differentials of the various types and sources of crude oil we use at our refineries and their relation to product pricing, such as the differentials between West Texas Intermediate ("WTI") Midland and WTI Cushing or WTI Midland and Brent crude oil.
With respect to measuring our refining margins at our refineries, we consider the following:

•
For our Tyler refinery, we compare our per barrel refined product margin to the U.S.Gulf Coast ("Gulf Coast") 5-3-2 crack spread. The Gulf Coast 5-3-2 crack spread is used as a benchmark for measuring a refinery's product margins by measuring the difference between the market price of light products and crude oil, and represents the approximate gross margin resulting from processing five barrels of crude oil into three barrels of gasoline and two barrels of high-sulfur diesel. We calculate the Gulf Coast 5-3-2 crack spread using the market values of Gulf Coast Pipeline CBOB and Gulf Coast Pipeline No. 2 Heating Oil (high-sulfur diesel) and the market value of WTI crude oil. Gulf Coast Pipeline CBOB and Gulf Coast Pipeline No. 2 Heating Oil are prices for which the products trade in the Gulf Coast Region. Gulf Coast Pipeline CBOB is a grade of gasoline commonly blended with biofuels and marketed as Regular Unleaded at retail locations. Gulf Coast Pipeline No. 2 Heating Oil is a petroleum distillate that can be used as either a diesel fuel or a fuel oil. This is the standard by which other distillate products (such as ultra-low sulfur diesel) are priced.

•
For our Big Spring refinery, we compare our per barrel refined product margin to the Gulf Coast 3-2-1 crack spread. The Gulf Coast 3-2-1 crack spread is calculated assuming that three barrels of WTI Cushing crude oil are converted, or cracked, into two barrels of Gulf Coast conventional gasoline and one barrel of Gulf Coast ultra-low sulfur diesel. Our Big Spring refinery is capable of processing substantial volumes of sour crude oil, which has historically cost less than intermediate, and/or substantial volumes of sweet crude oils based on price differentials.

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

A widening of the WTI Cushing less WTI Midland spread will favorably influence the operating margin for our refineries. Alternatively, a narrowing of this differential will have an adverse effect on our operating margins. Global product prices are influenced by the price of Brent crude which is a global benchmark crude. Global product prices influence product prices in the U.S. As a result, our refineries are influenced by the spread between Brent crude and WTI Midland. The Brent less WTI Midland spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of WTI Midland crude oil. A widening of the spread between Brent and WTI Midland will favorably influence our refineries' operating margins. Also, the Krotz Springs refinery is influenced by the spread between Brent crude and LLS. The Brent less LLS spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of LLS crude oil. A discount in LLS relative to Brent will favorably influence the Krotz Springs refinery operating margin.
Our logistics segment owns and operates crude oil and refined products logistics and marketing assets. The logistics segment generates revenue by charging fees for gathering, transporting and storing crude oil and for marketing, distributing, transporting and storing intermediate and refined products in select regions of the southeastern United States and west Texas for our refining segment and third parties, and effective March 1, 2018, fees related to marketing certain finished products produced at or sold from the Big Spring refinery to various customers (see Note 3 of the condensed consolidated financial statements in Item 1, Financial Statements for further discussion regarding that new marketing agreement).
At March 31, 2018, we own a 61.5% limited partner interest in Delek Logistics Partners, LP ("Delek Logistics") and a 94.6% interest in the entity that owns the entire 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us and included certain assets formerly owned or used by certain of our subsidiaries. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations.
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
Return to Shareholders
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

Acquisition of Non-controlling Interest in Alon Partnership

On November 8, 2017, Delek and the Alon Partnership entered into a definitive merger agreement under which Delek agreed to acquire all of the outstanding limited partner units which Delek did not already own in an all-equity transaction. This transaction was approved by all voting members of the board of directors of the general partner of the Alon Partnership upon the recommendation from its conflicts committee and by the board of directors of Delek. This transaction closed on February 7, 2018. Delek owned approximately 51.0 million limited partner units of the Alon Partnership, or approximately 81.6% of the outstanding units immediately prior to the transaction date. Under terms of the merger agreement, the owners of the remaining outstanding units in the Alon Partnership that Delek did not currently own immediately prior to the transaction date received a fixed exchange ratio of 0.49 shares of New Delek common stock for each limited partner unit of the Alon Partnership, resulting in the issuance of approximately 5.6 million shares to the public unitholders of the Alon Partnership. The limited partner interests of the Alon Partnership prior to this acquisition were represented as common units outstanding. Because the transaction represented a combination of ownership interests under common control, the transfer of equity from non-controlling interest to owned interest was recorded at carrying value and no gain or loss was recognized in connection with the transaction.

Agreement to Sale of Asphalt Assets

On February 12, 2018, Delek announced it had reached a definitive agreement to sell certain assets and operations of four asphalt terminals (included in Delek's corporate/other segment), as well as an equity method investment in an additional asphalt terminal, to an affiliate of Andeavor. This transaction includes asphalt terminal assets in Bakersfield, Mojave and Elk Grove, California and Phoenix, Arizona, as well as Delek’s 50 percent equity interest in the Paramount-Nevada Asphalt Company, LLC joint venture that operates an asphalt terminal located in Fernley, Nevada. In connection with closing this transaction, Delek expects to receive net proceeds of approximately $75.0 million, subject to estimated working capital and certain customary adjustments. Subject to customary closing conditions, certain preferential rights under the joint venture arrangement and regulatory approvals, this transaction is expected to close during the second quarter of 2018. The assets associated with the owned terminals met the definition of held for sale pursuant to ASC 360 as of February 1, 2018, but did not meet the definition of discontinued operations pursuant to ASC 205-20 as the sale of these asphalt assets does not represent a strategic shift that will have a major effect on the entity's operations and financial results . Accordingly, depreciation was ceased as of February 1, 2018, and the assets to be sold were reclassified to assets held for sale as of that date and were written down to the estimated fair value less costs to sell, resulting in an impairment loss on assets held for sale of $27.5 million for the three months ended March 31, 2018. These assets are reflected as held for sale in the condensed consolidated balance sheet as of March 31, 2018, and consist of property, plant and equipment (after the impairment charge), inventory, and certain identified prepaid expenses. All goodwill associated with the asphalt operations to be sold was written off in connection with the impairment charge discussed above. The equity method investment did not meet the criteria to be classified as held for sale as of March 31, 2018.

Transaction with Delek Logistics
In March 2018, a subsidiary of Delek Logistics completed the acquisition from the Alon Partnership of storage tanks and terminals that support our Big Spring, Texas refinery (the "Big Spring Logistic Assets Acquisition"). In addition, a new marketing agreement was entered into between the subsidiary of Delek Logistics and the Alon Partnership pursuant to which the subsidiary of Delek Logistics will provide marketing services for product sales from the Big Spring refinery. The cash paid for the transferred assets was $170.8 million, subject to certain post-closing adjustments, and the cash paid for the marketing agreement was $144.2 million. The transactions were financed with borrowings under the DKL Revolver (as defined in Note 8 of the condensed consolidated financial statements in Item 1, Financial Statements).

RINs Waivers
In March 2018, the El Dorado and Krotz Springs refineries both received approval from the EPA for a small refinery exemption from the requirements of the renewable fuel standard for the 2017 calendar year, which resulted in a reduction of our RINs Obligation (as defined in Note 15 to our accompanying condensed consolidated financial statements) and related cost of goods sold of approximately $59.3 million and $31.6 million, respectively, for the three months ended March 31, 2018.

Delek Revolver and Term Loan
On March 30, 2018, (the "Closing Date"), Delek entered into (i) a new term loan credit agreement with Wells Fargo Bank, National Association, as administrative agent (the "Term Administrative Agent"), Delek, as borrower, and the lenders from time to time party thereto, providing for a senior secured term loan facility in an amount of $700 million (the "Term Loan Credit Facility") and (ii) a second amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent (the "Revolver Administrative Agent"), Delek, as borrower, certain subsidiaries of Delek, as guarantors, and the other lenders party thereto, providing for a senior secured asset-based revolving credit facility with commitments of $1.0 billion (the "Revolving Credit Facility" and, together with the "Term Loan Credit Facility," the "New Credit Facilities") - see Note 8 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information. The Term Loan Credit Facility was drawn in full for $700.0 million on the Closing Date at an original issue discount of 0.50%. Proceeds under the Term Loan Credit Facility, as well as proceeds of approximately $300.0 million in borrowings under the Revolving Credit Facility on the Closing Date, were used to repay certain indebtedness of Delek and its subsidiaries (the “Refinancing”), as well as certain fees, costs and expenses in connection with the closing of the New Credit Facilities, with any remaining proceeds held in cash. Proceeds of future borrowings under the Revolving Credit Facility will be used for working capital and general corporate purposes of Delek and its subsidiaries. We recorded a loss on extinguishment of debt totaling approximately $9.0 million during the three months ended March 31, 2018 in connection with the Refinancing.
DKL Notes Offer to Exchange
On April 25, 2018, Delek Logistics made an offer to exchange the 2025 Notes and the related guarantees that are validly tendered and not validly withdrawn for an equal principal amount of exchange notes that are freely tradeable, as required under the terms of the original indenture (the “Exchange Offer”). The Exchange Offer expires on May 23, 2018 (the "Expiration Date"), unless extended. Delek Logistics does not currently intend to extend the expiration date. The terms of the exchange notes to be issued in the Exchange Offer are substantially identical to the terms of the outstanding 2025 Notes, except that the exchange notes will be freely tradeable.  All untendered outstanding 2025 Notes as of the Expiration Date will continue to be subject to the restrictions on transfer set forth in the outstanding 2025 Notes and in the indenture governing the outstanding 2025 Notes.

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
The table below reflects the quarterly high, low and average prices of WTI Cushing crude oil for each of the quarterly periods in 2017 and the three months ended March 31, 2018.

The table below reflects the quarterly high, low and average Gulf Coast 5-3-2 crack spread (Tyler benchmark) for each of the quarterly periods in 2017 and the three months ended March 31, 2018.

The table below reflects the quarterly high, low and average Gulf Coast 3-2-1 crack spread (Big Spring benchmark) for each of the quarterly periods in 2017 and the three months ended March 31, 2018, where we have owned the Big Spring refinery only since the Delek/Alon Merger.

The table below reflects the quarterly high, low and average Gulf Coast 2-1-1 crack spread (Krotz Springs benchmark) for each of the quarterly periods in 2017 and the three months ended March 31, 2018, where we have owned the Krotz Springs refinery only since the Delek/Alon Merger.
The market price of refined products contributed to the increase in the Gulf Coast 5-3-2 crack spread to $11.53 during the first three months of 2018 from $10.58 during the first three months of 2017, with the Gulf Coast price of gasoline (CBOB) increasing 17.2%, from an average of $1.51 per gallon in the first three months of 2017 to $1.77 per gallon in the first three months of 2018 and the Gulf Coast price of High Sulfur Diesel increased 22.9%, from an average of $1.44 per gallon in the first three months of 2017 to $1.77 per gallon in the first three months of 2018. The charts below illustrate the quarterly high, low and average prices of Gulf Coast Gasoline and U.S. High Sulfur Diesel for each of the quarterly periods in 2017 and the three months ended March 31, 2018.

As US crude oil production has increased, we have seen the discount for WTI Cushing compared to Brent widen. This generally leads to higher margins in our refineries as refined product prices are influenced by Brent crude prices and the majority of our crude supply is WTI-linked. The discount for WTI Cushing compared to Brent increased to $4.32 during the first three months of 2018 from $2.83 during the first three months of 2017. We note similar historical trends when reviewing the discount for WTI Cushing compared to LLS, where the discount increased to $2.93 during the first three months of 2018 from $1.69 during the first three months of 2017. Additionally, our refineries continue to have relatively greater access to WTI Midland and WTI Midland-linked crude feedstocks compared to certain of our competitors. The discount for WTI Midland compared to WTI Cushing increased to $0.38 during the first three months of 2018 from a premium of $0.02 during the first three months of 2017. As these price discounts increase, so does our competitive advantage, created by our access to WTI Midland-linked crude oil pricing. The chart below illustrates the differentials of both Brent crude oil and WTI Midland crude oil as compared to WTI Cushing crude oil for each of the quarterly periods in 2017 and the three months ended March 31, 2018.

Environmental regulations continue to affect our margins in the form of the increasing cost of Renewable Identification Numbers ("RINs"). On a consolidated basis, we work to balance our RINs obligations in order to minimize the effect of RINs on our results. While we generate RINs in both our refining and logistics segments through our ethanol blending and biodiesel production, our refining segment needs to purchase additional RINs to satisfy its obligations. As a result, increases in the price of RINs generally adversely affect our results of operations. It is not possible at this time to predict with certainty what future volumes or costs may be, but given the increase in required volumes and the volatile price of RINs, the cost of purchasing sufficient RINs could have an adverse impact on our results of operations if we are unable to recover those costs in the price of our refined products. The chart below illustrates the volatile nature of the price for RINs for each of the quarterly periods in 2017 and the three months ended March 31, 2018.

Seasonality
Refining Segment
Demand for gasoline and asphalt products is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic and road and home construction. Varying vapor pressure requirements between the summer and winter months also tighten summer gasoline supply. In addition, our refining segment often performs planned maintenance during the winter, when demand for their products is lower. As a result, our operating results of our refining segment are generally lower for the first and fourth quarters of the calendar year.

Logistics Segment

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

Retail Segment

Demand for gasoline and convenience store merchandise is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. As a result, the operating results of our retail segment are generally lower for the first quarter of the calendar year. Weather conditions in our operating area also have a significant effect on our operating results. Customers are more likely to purchase higher profit margin items at our retail fuel and convenience stores, such as fast foods, fountain drinks and other beverages and more gasoline during the spring and summer months. Unfavorable weather conditions during these months and a resulting lack of the expected seasonal upswings in traffic and sales could have a negative impact on our results of operations.
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the three months ended March 31, 2018, from those disclosed in our Annual Report on Form 10-K, other than the refinancing of debt (as discussed in Note 8 to the financial statements).
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K, we believe our critical accounting policies include the following: (i) determining our inventory using the last-in, first-out valuation method for the Tyler refinery, (ii) evaluating impairment for property, plant and equipment and definite life intangibles, (iii) valuing goodwill and evaluating potential impairment, and (iv) estimating environmental expenditures. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K. See Note 1 of the condensed consolidated financial statements in Item 1, Financial Statements for discussion of updates to our accounting policies.

Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions, except share and per share data):

	Three Months Ended
Statement of Operations Data	March 31,
	2018	2017
Net revenues:
Refining	$2,202.7	$1,099.5
Logistics	167.9	129.5
Retail	209.6	—
Other	(227.0)	(46.8)
Net revenues	$2,353.2	$1,182.2
Operating costs and expenses:
Cost of goods sold	2,042.8	1,035.7
Operating expenses	158.1	61.2
General and administrative expenses	65.2	26.5
Depreciation and amortization	48.0	29.0
Loss on disposal of assets	0.3	—
Total operating costs and expenses	2,314.4	1,152.4
Operating income	38.8	29.8
Interest expense	32.5	13.6
Interest income	(0.7)	(1.0)
Income from equity method investments	—	(3.1)
Impairment loss on assets held for sale	27.5	—
Loss on extinguishment of debt	9.0	—
Other income, net	(0.7)	—
Total non-operating expenses, net	67.6	9.5
(Loss) income from continuing operations before income tax (benefit) expense	(28.8)	20.3
Income tax (benefit) expense	(17.0)	5.0
(Loss) income from continuing operations	(11.8)	15.3
Loss from discontinued operations, net of tax	(8.2)	—
Net (loss) income	(20.0)	15.3
Net income attributed to non-controlling interest	14.9	4.1
Net (loss) income attributable to Delek	$(34.9)	$11.2
Basic earnings per share:
(Loss) Income from continuing operations	$(0.23)	$0.18
Loss from discontinued operations	(0.20)	—
Total basic (loss) income per share	$(0.43)	$0.18
Diluted earnings per share:
(Loss) Income from continuing operations	$(0.23)	$0.18
Loss from discontinued operations	(0.20)	—
Total diluted (loss) income per share	$(0.43)	$0.18

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2018 versus the Three Months Ended March 31, 2017
Net Income (Loss)
Consolidated net loss for the first quarter of 2018 was $20.0 million compared to net income of $15.3 million for the first quarter of 2017. Consolidated net loss attributable to Delek for the first quarter of 2018 was $34.9 million, or $(0.43) per basic share, compared to net income attributable to Delek of $11.2 million, or $0.18 per diluted share, for the first quarter of 2017.
Net Revenues
In the first quarters of 2018 and 2017, we generated net revenues of $2,353.2 million and $1,182.2 million, respectively, an increase of $1,171.0 million, or 99.1%. The increase in net revenues was primarily due to the addition of Alon financial results as a result of the Delek/Alon Merger, which contributed net revenues of $745.4 million during the first quarter of 2018, and the effects of increases in the price of finished petroleum products at our refineries (including a 17.22% increase in average price of gasoline per gallon and a 17.42% increase in average price of ULSD per gallon), combined with increases in sales volume in our refining and logistics segments during the first quarter of 2018, compared to the first quarter of 2017.
Cost of Goods Sold
Cost of goods sold was $2,042.8 million for the first quarter of 2018 compared to $1,035.7 million for the first quarter of 2017, an increase of $1,007.1 million, or 97.2%. The increase in cost of goods sold primarily related to the addition of Alon financial results as a result of the Delek/Alon Merger, which contributed cost of goods sold of $605.5 million during the first quarter of 2018, and the increase in the cost of both crude oil feedstocks at the refineries and refined products in the logistics segment, as well as increases in sales volumes in our refining and logistics segments. In both March 2018 and March 2017, the El Dorado refinery received approval from the EPA for a small refinery exemption from the requirements of the renewable fuel standard for the 2017 and 2016 calendar years, respectively, which resulted in a reduction of our RINs Obligation and the related cost of goods sold of approximately $59.3 million and $47.5 million for the three months ended March 31, 2018 and March 31, 2017, respectively. In March 2018, the Krotz Springs refinery received such approval as well, which resulted in a further reduction of our RINs Obligation and related cost of goods sold of approximately $31.6 million for the three months ended March 31, 2018.
Operating Expenses
Operating expenses were $158.1 million for the first quarter of 2018 compared to $61.2 million for the first quarter of 2017, an increase of $96.9 million, or 158.3%. The increase in operating expenses was primarily due to the addition of Alon financial results as a result of the Delek/Alon Merger, which contributed operating expenses of $87.8 million during the first quarter of 2018.

General and Administrative Expenses
General and administrative expenses were $65.2 million for the first quarter of 2018 compared to $26.5 million for the first quarter of 2017, an increase of $38.7 million, or 146.0%. The increase was primarily due to the addition of Alon financial results as a result of the Delek/Alon Merger, which contributed general and administrative expenses of $19.6 million during the first quarter of 2018. Additionally, we had approximately $10.5 million of transaction costs, $8.5 million of employee incentive costs and incremental costs associated with providing shared services to the post-Delek/Alon Merger company during the first quarter of 2018 that did not occur during the first quarter of 2017.
Depreciation and Amortization
Depreciation and amortization was $48.0 million for the first quarter of 2018 compared to $29.0 million for the first quarter of 2017, an increase of $19.0 million, or 65.5%. The increase in depreciation expense was primarily attributable to the addition of Alon property, plant and equipment of $1,130.3 million and the addition of amortizable intangibles of $56.2 million as a result of the Delek/Alon Merger, combined with the addition of other capital expenditures and acquisitions completed to date in 2018 as compared to 2017. The acquisition of Alon contributed $19.3 million in additional depreciation and amortization during the first quarter of 2018.
Interest Expense
Interest expense was $32.5 million for the first quarter of 2018 compared to $13.6 million for the first quarter of 2017, an increase of $18.9 million, or 139.0%. The increase was primarily attributable to the addition of assumed debt totaling $568.0 million (at fair value) in connection with the Delek/Alon Merger and increases in the weighted average interest rate largely attributable to the addition of the existing Alon debt, as well as increases in LIBOR interest rates under our credit facilities.
Results from Equity Method Investments
We recognized nominal amount of income from equity method investments during the first quarter of 2018, compared to income of $3.1 million for the first quarter of 2017. Changes in the results from equity method investments for the first quarter of 2018 were primarily attributable to the fact that we did not have an equity method investment in Alon during the first quarter of 2018. We recognized our proportionate share of the net income from our investment in Alon of $3.5 million, net of $0.7 million in amortization of the excess of our investment over our equity in the underlying net assets of Alon for the first quarter of 2017.
Other Income, Net
Other income, net was $0.7 million for the first quarter of 2018 and was primarily attributable to net periodic benefit costs of our pension plans. See Note 18 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information.

Other Non-operating Expenses, Net
During the first quarter of 2018, we incurred certain infrequently occurring expenses/charges that were not incurred during the first quarter of 2017. These included a $9.0 million loss on extinguishment of debt related to the Refinancing and an impairment loss on assets held for sale totaling approximately $27.5 million related to the asphalt assets held for sale. See Notes 5 and 8 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information.
Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), companies are required to apply an estimated annual tax rate to interim period results on a year-to-date basis; however, the  estimated annual tax rate should not be applied to interim financial results if a reliable estimate cannot be made.  In this situation, the interim tax rate should be based on actual year-to-date results. We used an estimated annual tax rate to record income taxes for the three months ended March 31, 2018, and an actual year-to-date effective tax rate to record income taxes for the three months ended March 31, 2017.
We have accounted for the effects of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Reform Act"), using reasonable estimates based on currently available information and our interpretations of the Act. The estimated impact of the Tax Act during the three months ended March 31, 2018, and year ended December 31, 2017, may differ from the final accounting as supplemental legislation, regulatory guidance or evolving technical interpretations become available. These changes could be material to income tax expense.
Income tax benefit was $17.0 million for the first quarter of 2018, compared to expense of $5.0 million for the first quarter of 2017, a decrease of $22.0 million. The decrease in expense was primarily attributable to pre-tax loss of $28.8 million in the first quarter of 2018, as compared to pre-tax income of $20.3 million for the first quarter of 2017. Our effective tax rate was 59.0% for the first quarter of 2018, compared to 24.6% for the first quarter of 2017. The change in our effective tax rate was primarily due to the following: increases in tax benefit attributable to continued adjustments to properly consider the impact of the Tax Reform Act (which reduced the US federal corporate tax rate from 35% to 21%) on previously recorded deferred taxes, combined with income tax benefit for federal  tax credits attributable to the Company’s biodiesel blending operations for 2017, offset by tax expense associated with the impairment of assets held for sale.

Operating Segments
We report operating results in three reportable segments: refining, logistics and retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.
Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

	Three Months Ended March 31,
	2018	2017
Net revenues	$2,202.7	$1,099.5
Cost of goods sold	1,954.4	984.3
Gross margin	248.3	115.2
Operating expenses	114.7	50.8
Contribution margin	$133.6	$64.4

Refining Segment	Three Months Ended March 31,
	2018	2017
Tyler, TX Refinery	(Unaudited)
Days in period	90	90
Total sales volume (average barrels per day)(1)	73,984	64,324
Products manufactured (average barrels per day):
Gasoline	40,670	34,050
Diesel/Jet	27,622	24,690
Petrochemicals, LPG, NGLs	2,077	2,028
Other	1,770	1,547
Total production	72,139	62,315
Throughput (average barrels per day):
Crude Oil	65,282	57,098
Other feedstocks	7,180	6,289
Total throughput	72,462	63,387
Per barrel of sales:
Tyler refining margin	$8.33	$5.07
Direct operating expenses	$3.42	$4.23
Crude Slate: (% based on amount received in period)
WTI crude oil	80.6%	79.5%
East Texas crude oil	16.9%	20.5%
Other	2.5%	—%

El Dorado, AR Refinery
Days in period	90	90
Total sales volume (average barrels per day)(2)	70,590	83,590
Products manufactured (average barrels per day):
Gasoline	35,087	39,876
Diesel	26,295	26,085
Petrochemicals, LPG, NGLs	1,466	1,655
Asphalt	5,132	6,060
Other	838	989
Total production	68,818	74,665
Throughput (average barrels per day):
Crude Oil	68,432	73,203
Other feedstocks	1,778	2,374
Total throughput	70,210	75,577
Per barrel of sales:
El Dorado refining margin	$13.09	$11.61
Direct operating expenses	$5.16	$3.31
Crude Slate: (% based on amount received in period)
WTI crude oil	62.2%	69.2%
Local Arkansas crude oil	20.4%	18.7%
Other	17.4%	12.1%

Refining Segment (continued)	Three Months Ended March 31,
2018
Big Spring, TX Refinery (acquired on July 1, 2017)	(Unaudited)
Days in period	90
Total sales volume (average barrels per day) (3)	62,773
Products manufactured (average barrels per day):
Gasoline	31,127
Diesel/Jet	19,037
Petrochemicals, LPG, NGLs	3,024
Asphalt	1,856
Other	1,112
Total production	56,156
Throughput (average barrels per day):
Crude oil	53,759
Other feedstocks	1,843
Total throughput	55,602
Per barrel of sales:
Big Spring refining margin	$9.58
Direct operating expenses	$5.22
Crude Slate: (% based on amount received in period)
WTI crude oil	70.1%
WTS crude oil	29.9%

Krotz Springs, LA Refinery (acquired on July 1, 2017)
Days in period	90
Total sales volume (average barrels per day) (4)	79,898
Products manufactured (average barrels per day):
Gasoline	39,071
Diesel/Jet	31,054
Heavy Oils	1,339
Other	7,752
Total production	79,216
Throughput (average barrels per day):
Crude Oil	73,883
Other feedstocks	3,830
Total throughput	77,713
Per barrel of sales:
Krotz Springs refining margin	$6.92
Direct operating expenses	$3.56
Crude Slate: (% based on amount received in period)
WTI Crude	59.4%
Gulf Coast Sweet Crude	40.6%

Pricing statistics (average for the period presented):	Three Months Ended March 31,
	2018	2017
	(Unaudited)

WTI — Cushing crude oil (per barrel)	$62.89	$51.70
WTI — Midland crude oil (per barrel)	$62.51	$51.72
WTS -- Midland crude oil (per barrel) (4)	$61.46	$50.28
LLS (per barrel) (4)	$65.82	$53.39
Brent crude oil (per barrel)	$67.21	$54.53

US Gulf Coast 5-3-2 crack spread (per barrel)	$11.53	$10.58
US Gulf Coast 3-2-1 crack spread (per barrel) (4)	$15.31	$13.61
US Gulf Coast 2-1-1 crack spread (per barrel) (4)	$9.72	$9.93

US Gulf Coast Unleaded Gasoline (per gallon)	$1.77	$1.51
Gulf Coast Ultra low sulfur diesel (per gallon)	$1.93	$1.56
US Gulf Coast high sulfur diesel (per gallon)	$1.77	$1.44
Natural gas (per MMBTU)	$2.85	$3.06

(1)
Total sales volume includes 1,575 bpd and 943 bpd sold to the logistics segment during the three months ended March 31, 2018 and 2017, respectively. Total sales volume also includes sales of 132 bpd and 8 bpd of intermediate and finished products to the El Dorado refinery during the three months ended March 31, 2018 and 2017, respectively. Total sales volume also includes 490 bpd of produced finished product sold to the Big Spring refinery and 238 bpd sold to the Krotz Springs refinery during the three months ended March 31, 2018. Total sales volume excludes 4,475 bpd and 6,430 of wholesale activity during the three months ended March 31, 2018 and 2017, respectively.

(2)
Total sales volume includes 52 bpd and 1,052 bpd of produced finished product sold to the Tyler refinery during the three months ended March 31, 2018 and 2017, respectively, and includes 4,899 bpd, 833 bpd and 25 bpd of produced finished product sold to the Krotz Springs refinery, Big Spring refinery and Alon Asphalt Company, respectively, during the three months ended March 31, 2018. Total sales volume excludes 53,157 bpd and 16,615 bpd of wholesale activity during the three months ended March 31, 2018, respectively.

(3)	Total sales volume includes 14,216 bpd sold to the retail segment 5,328 bpd sold to the logistics segment and 1,146 bpd sold to Alon Asphalt Company during the three months ended March 31, 2018.

(4)	Sales volume includes 18,749 bpd sold to the El Dorado refinery and 222 bpd sold to the Tyler refinery during the three months ended March 31, 2018.

(5)
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

Refining Segment Operational Comparison of the Three Months Ended March 31, 2018 versus the Three Months Ended March 31, 2017
Net Revenues
Net revenues for the refining segment were $2,202.7 million for the first quarter of 2018 compared to $1,099.5 million for the first quarter of 2017, an increase of $1,103.2 million, or 100.3%. The increase in net revenues primarily resulted from the addition of the Big Spring and Krotz Springs refineries in connection with the Delek/Alon Merger, as well as increases in the price of U.S. Gulf Coast gasoline, Ultra-Low-Sulfur diesel ("ULSD"), and High-Sulfur diesel ("HSD").
Cost of Goods Sold
Cost of goods sold for the first quarter of 2018 for the refining segment was $1,954.4 million compared to $984.3 million for the first quarter of 2017, an increase of $970.1 million, or 98.6%. This increase was primarily attributable to the addition of the Big Spring and Krotz Springs refineries in connection with the Delek/Alon Merger, combined with an increase in the cost of WTI Cushing crude oil, from an average of $51.70 per barrel in the first quarter of 2017 to an average of $62.89 in the first quarter of 2018, and an increase in the cost of WTI Midland crude oil, from an average of $51.72 per barrel in the first quarter of 2017 to an average of $62.51 in the first quarter of 2018. Offsetting the increase in costs of goods sold was a reduction of our RINs Obligation and related cost of goods sold of approximately $59.3 million and $47.5 million for the three months ended March 31, 2018 and March 31, 2017, respectively, related to the receipt of small refinery exemptions from the requirements of the renewable fuel standard at our El Dorado refinery for the 2017 and 2016 calendar years, respectively. In March 2018, the Krotz Springs refinery received such approval as well, which resulted in a reduction of our RINs Obligation and related cost of goods sold of approximately $31.6 million for the three months ended March 31, 2018.
Our refining segment has multiple service agreements with our logistics segment, which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These fees were $54.3 million and $31.2 million during the first quarters of 2018 and 2017, respectively, and are included in cost of goods sold for the refining segment. We eliminate these intercompany fees in consolidation.
Operating Expenses
Operating expenses for the refining segment were $114.7 million for the first quarter of 2018 compared to $50.8 million for the first quarter of 2017, an increase of $63.9 million, or 125.8%. The increase in operating expenses was primarily due to the addition of the Big Spring and Krotz Springs refineries in connection with the Delek/Alon Merger.
Contribution Margin
Contribution margin for the refining segment increased to $133.6 million, or 87.7% of our consolidated segment contribution margin, in the first quarter of 2018, compared to $64.4 million, or 75.5% of our consolidated segment contribution margin, in the first quarter of 2017, representing an increase of $69.2 million and a 12.2% improvement in contribution margin. The refining segment contribution margin increase was primarily attributable to the addition of the Big Spring and Krotz Springs refineries in connection with the Delek/Alon Merger, combined with the 9.0% improvement in the average Gulf Coast 5-3-2 crack spread in the first quarter of 2018 as compared to the first quarter of 2017 and the cost of goods sold benefit attributable to the RIN waivers, both of which favorably impacted the period-over-period margins at our refineries.

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

	Three Months Ended March 31,
	2018	2017
Logistics Segment Contribution:
Net revenues	$167.9	$129.5
Cost of goods sold	119.0	92.6
Gross margin	48.9	36.9
Operating expenses	12.6	10.3
Contribution margin	$36.3	$26.6

Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	73,244	63,396
West Texas wholesale marketing throughputs (average bpd)	15,942	14,467
West Texas wholesale marketing margin per barrel	$5.16	$2.72
Big Spring wholesale marketing throughputs (average bpd) (2)	75,139	—
Terminalling throughputs (average bpd) (3)	143,476	114,900
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	54,728	58,744
Refined products pipelines to Enterprise Systems	49,754	51,355
SALA Gathering System	16,672	16,531
East Texas Crude Logistics System	18,062	16,176
_____________________________

(1)	Excludes jet fuel and petroleum coke.

(2)
Throughputs for the three months ended March 31, 2018 are for the 31 days we marketed certain finished products produced at or sold from the Big Spring Refinery following the execution of the Big Spring Marketing Agreement, effective March 1, 2018, as defined in Note 3 to our accompanying condensed consolidated financial statements.

(3)
Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, our El Dorado and North Little Rock, Arkansas and our Memphis and Nashville, Tennessee terminals. Throughputs for the Big Spring terminal are for the 31 days we operated the terminal following its acquisition effective March 1, 2018. Barrels per day are calculated for only the days we operated each terminal. Total throughput barrels for the three months ended March 31, 2018 was 11.3 million barrels, which averaged 125,639 bpd for the 90 day period.

Logistics Segment Operational Comparison of the Three Months Ended March 31, 2018 versus the Three Months Ended March 31, 2017
Net Revenues
Net revenues for the logistics segment were $167.9 million in the first quarter of 2018, compared to $129.5 million for the first quarter of 2017, an increase of $38.4 million, or 29.7%. The increase was primarily attributable to increases in the average sales prices per gallon of gasoline and diesel and in volumes sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold increased $0.28 per gallon and $0.44 per gallon, respectively, during the first quarter of 2018 compared to the first quarter of 2017. The increase of gasoline and diesel volumes sold was 2.5 million gallons and 2.5 million gallons, respectively, compared to the first quarter of 2017.
Net revenues included $6.1 million and $4.3 million of net service fees paid by our refining segment to our logistics segment during the first quarter of 2018 and 2017, respectively. These service fees are based on the number of gallons sold and a fee for providing sales and customer support services. Net revenues also included crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment, which includes revenues earned under the commercial agreements entered into in connection with the Big Spring Logistic Assets Acquisition (refer to Note 3 to our accompanying condensed consolidated financial statements for additional information). These fees were $54.3 million and $31.2 million in the first quarter of 2018 and 2017, respectively. The logistics segment also sold $1.2 million and $1.1 million of RINs to the refining segment during the first quarter of 2018 and 2017, respectively. These intercompany sales and fees are eliminated in consolidation.

Cost of Goods Sold
Cost of goods sold for the logistics segment increased $26.4 million, or 28.5%, to $119.0 million in the first quarter of 2018, compared to $92.6 million in the first quarter of 2017. The increase in cost of goods sold was primarily attributable to increases in the average cost per gallon of gasoline and diesel and in volumes purchased in our west Texas marketing operations. The average cost per gallon of gasoline and diesel purchased increased $0.22 per gallon and $0.40 per gallon, respectively, during the first quarter of 2018 compared to the first quarter of 2017. The increase of gasoline and diesel volumes purchased was 2.5 million gallons and 2.5 million gallons, respectively, compared to the first quarter of 2017.
Operating Expenses
Operating expenses for the logistics segment were approximately $12.6 million and $10.3 million for the first quarter of 2018 and 2017, respectively, an increase of $2.3 million, or 22.3%. The increase in operating expenses was primarily due to the operating costs associated with the assets acquired in the Big Spring Logistics Asset Acquisition that was effective March 1, 2018. The increase was also due to increases in maintenance and labor costs associated with certain of our tanks and pipelines as a result of planned maintenance activity and increased throughput volumes across several of our assets.
Contribution Margin
Contribution margin for the logistics segment for the first quarter of 2018 was $36.3 million, or 23.8% of our consolidated segment contribution margin, compared to $26.6 million, or 31.2% of our consolidated segment contribution margin, in the first quarter of 2017, an increase of $9.7 million, or 36.5%. The increase in contribution margin was primarily attributable to improved contribution margin in our west Texas operations as a result of continued increased drilling activity in the region and favorable market price movements. Additionally, the contribution margin generated by improved performance related to the east Texas marketing agreement as well as the assets acquired in the Big Spring Logistics Asset Acquisition contributed to the increase.

Retail Segment
The Retail Segment was not reported for the periods prior to July 1, 2017 (the date of the Delek/Alon Merger which included the Retail Segment). The table below sets forth certain information concerning our retail segment operations ($ in millions):

Three Months Ended March 31,
2018
Net revenues	$209.6
Cost of goods sold	173.2
Gross margin	36.4
Operating expenses	24.5
Contribution margin	$11.9
Operating Information:
Number of stores (end of period)	298
Average number of stores	299

Retail Segment Operational Comparison of the Three Months Ended March 31, 2018 versus the Three Months Ended March 31, 2017
Net Revenues

Net revenues for the retail segment in the first quarter of 2018 were $209.6 million. The net revenues were due to the addition of 298 convenience stores which market motor fuels in central and west Texas and New Mexico in connection with the Delek/Alon Merger. Retail fuel gallons sold for the retail segment were 53.7 million gallons for the first quarter of 2018, and total fuel sales, including wholesale dollars, were $129.1 million in the first quarter of 2018. Merchandise sales for the retail segment were $80.5 million in the first quarter of 2018.
Cost of Goods Sold
Cost of goods sold for the retail segment was $173.2 million in the first quarter of 2018 and was attributable to the addition of 298 convenience stores which market motor fuels in central and west Texas and New Mexico in connection with the Delek/Alon Merger.

Operating Expenses
Operating expenses for the retail segment were $24.5 million in the first quarter of 2018 and was attributable to the addition of 298 convenience stores which market motor fuels in central and west Texas and New Mexico in connection with the Delek/Alon Merger.
Contribution Margin
Contribution margin for the retail segment was $11.9 million, or 7.8% of our consolidated segment contribution margin and was attributable to the addition of 298 convenience stores which market motor fuels in central and west Texas and New Mexico in connection with the Delek/Alon Merger.

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

	Three Months Ended March 31,
	2018	2017
Cash Flow Data:
Operating activities	$(190.7)	$(47.2)
Investing activities	(26.6)	(15.6)
Financing activities	293.4	(35.0)
Net increase (decrease)	$76.1	$(97.8)

We adopted new guidance on January 1, 2018 that resulted in a reclassification of $5.1 million of distributions received in the three months ended March 31, 2017 from cash flow of operating activities to cash flow of investing activities, as discussed further in Note 1 of the condensed consolidated financial statements in Item 1, Financial Statement.
Cash Flows from Operating Activities
Net cash used in operating activities was $190.7 million for the three months ended March 31, 2018, compared to $47.2 million for the comparable period of 2017. The decrease in cash flows from operations was partially due to the decrease in net income, which for the three months ended March 31, 2018 was a loss of $20.0 million, compared to net income of $15.3 million in the same period of 2017. Net loss for the three months ended March 31, 2018 included a non-cash benefit of deferred income taxes of $74.6 million in 2018 compared to $1.4 million in the prior year, as well as a non-cash impairment of assets held for sale of $27.5 million. Additionally contributing to the decrease in cash flows was an increase in cash used to purchase inventory and other current assets and an increase in cash used to pay the accounts payable and other current liabilities. Offsetting the decrease in cash flows was a decrease in cash used to pay the obligation under the supply and offtake agreements with J. Aron, and a decrease in cash used to pay non-current assets and liabilities, net.

Cash Flows from Investing Activities
Net cash used in investing activities was $26.6 million for the first three months of 2018, compared to $15.6 million in the comparable period of 2017. The increase in cash flows used in investing activities was primarily due to an increase in cash purchases of property, plant and equipment, which increased from $19.0 million in 2017, to $71.0 million in 2018, offset by proceeds from sales of discontinued operations of $39.7 million received in 2018.
Cash Flows from Financing Activities
Net cash provided by financing activities was $293.4 million for the three months ended March 31, 2018, compared to cash used of $35.0 million in the comparable 2017 period. We completed a debt refinancing transaction during the three months ended March 31, 2018. The increase in net cash flows from financing activities was primarily attributable to proceeds from long-term revolvers of $1,078.7 million and proceeds from term debt of $690.6 million, offset by payments on long-term revolvers of $608.9 million, payment on term debt of $671.1 million, deferred financing costs paid of $2.5 million, repayment of financing agreements of $72.4 million, repurchase of common stock of $95.3 million and increases in dividends paid to $17.0 million compared to $9.6 million in the comparable 2017 period.
Cash Position and Indebtedness
As of March 31, 2018, our total cash and cash equivalents were $1,018.0 million and we had total indebtedness of approximately $1,960.2 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $789.6 million and we had letters of credit issued of approximately $115.7 million. We believe we were in compliance with our covenants in all debt facilities as of March 31, 2018. See Note 8 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information about our separate revolving credit facilities.

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the three months ended March 31, 2018 were $70.1 million, of which approximately $51.5 million was spent in our refining segment, $2.2 million in our logistics segment, $2.0 million in our retail segment and $14.4 million at the holding company level. The following table summarizes our actual capital expenditures for the three months ended March 31, 2018 and planned capital expenditures for the full year 2018 by operating segment and major category (in millions):

	Full Year 2018 Forecast	Three Months Ended March 31, 2018
Refining:
Sustaining maintenance, including turnaround activities	$76.9	$33.2
Regulatory	48.1	4.8
Discretionary projects	57.6	13.5
Refining segment total	182.6	51.5
Logistics:
Regulatory	3.8	—
Sustaining maintenance	6.5	0.7
Discretionary projects	9.6	1.5
Logistics segment total	19.9	2.2
Retail:
Regulatory	0.9	—
Sustaining maintenance	4.8	0.7
Discretionary projects	11.7	1.3
Retail segment total	17.4	2.0
Other:
Regulatory	0.5	0.1
Sustaining maintenance	3.2	—
Discretionary projects	8.7	14.3
Other total	12.4	14.4
Total capital spending	$232.3	$70.1
The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in the cost of and/or timing to obtain necessary equipment required for our continued compliance with government regulations or to complete improvement projects or scheduled maintenance activities. Additionally, the scope and cost of employee or contractor labor expense related to installation of that equipment could exceed our projections. Our capital expenditure budget may also be revised as management continues to evaluate projects for reliability or profitability. The forecast amount for 2018 in the table above does not include midstream projects to enhance our position in the Permian Basin, for which the amount is estimated to be approximately $79.6 million. Capital spending excludes transaction costs capitalized in the amount of $0.4 million that relate to the Big Spring Logistic Assets Acquisition.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements through the date of the filing of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

These disclosures should be read in conjunction with the condensed consolidated financial statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other information presented herein, as well as in the "Quantitative and Qualitative Disclosures About Market Risk" section contained in our Annual Report on Form 10-K.

Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. We also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs obligations. These future RIN commitments meet the definition of derivative instruments under ASC 815, Derivatives and Hedging ("ASC 815"). In accordance with ASC 815, all of these commodity contracts and future purchase commitments are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our condensed consolidated financial statements. Occasionally, at inception, the Company will elect to designate the commodity derivative contracts as cash flow hedges under ASC 815. Gains or losses on commodity derivative contracts accounted for as cash flow hedges are recognized in other comprehensive income on the condensed consolidated balance sheets and, ultimately, when the forecasted transactions are completed, in net revenues or cost of goods sold in the condensed consolidated statements of income.

The following table sets forth information relating to our open commodity derivative contracts as of March 31, 2018 ($ in millions).

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2018	2019	2020
Contracts not designated as hedging instruments:
Crude oil price swaps - long(1)	$8.5	7,999,000	7,459,000	300,000	240,000
Crude oil price swaps - short(1)	(22.9)	8,058,000	7,758,000	300,000	—
Inventory, refined product and crack spread swaps - long(1)	3.7	39,904,000	38,320,000	1,153,000	431,000
Inventory, refined product and crack spread swaps - short(1)	(19.2)	41,056,000	39,421,000	1,204,000	431,000
RIN commitment contracts - long(2)	(20.0)	97,025,000	97,025,000	—	—
RIN commitment contracts - short(2)	26.0	97,575,000	97,575,000	—	—
Total	$(23.9)	291,617,000	287,558,000	2,957,000	1,102,000
Contracts designated as cash flow hedging instruments:
Crude oil price swaps - long(1)	$(8.2)	575,000	—	—	—
Total	$(8.2)	575,000	—	—	—

(1)Volume in barrels
(2)Volume in RINs

Interest Risk Management Activities. We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $1,494.7 million as of March 31, 2018.

We help manage this risk through interest rate swap agreements that we may periodically enter into in order to modify the interest rate characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. The fair values of our interest rate swaps have been obtained from dealer quotes. These values represent the estimated amount that we would have received or paid to terminate the agreements taking into account the difference between the contract rate of interest and the then-current rates quoted for agreements of similar terms and maturities. We expect that any interest rate derivatives held would reduce our exposure to short-term interest rate movements. As of December 31, 2017, we had four floating-to-fixed interest rate derivative agreements in place for a notional amount of $68.3 million that were to mature in March 2019 that effectively fixed the variable LIBOR interest component of the term loans within the Alon Retail Credit Agreement. These interest rate swap agreements were terminated in connection with the Refinancing on March 30, 2018 - See Note 8 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information.

The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt as of March 31, 2018 would be to change interest expense by approximately $14.9 million.

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

(b) Changes in Internal Control over Financial Reporting

Effective July 1, 2017, we acquired the outstanding common stock of Alon USA Energy, Inc. ("Alon") (the "Delek/Alon Merger", as previously defined and further discussed in Note 2 of the consolidated financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q ). Alon's total assets and net revenues constituted 51% and 27%, respectively, of Delek's consolidated total assets and net revenues included in our consolidated financial statements as of and for the year ended December 31, 2017. We excluded Alon's internal control over financial reporting from the scope of management's 2017 annual assessment of the effectiveness of Delek's internal control over financial reporting as we made efforts to integrate Alon's accounts, processes and internal controls over financial reporting into our financial reporting framework. Such changes in our internal control over financial reporting (as described in Rule 13a-15(f) and 15d-15(f) under the Exchange Act), which have been substantially completed, have materially affected our internal control over financial reporting. Other than the changes that have resulted from such integration, there has been no change in our internal control over financial reporting (as described in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations, and there have been no material developments to the proceedings previously reported in our Annual Report on Form 10-K to comply with certain SEC regulations.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In December 2016, our Board of Directors authorized a share repurchase program for up to $150.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. On February 26, 2018, the Board of Directors approved a new $150.0 million authorization to repurchase Delek common stock, which was announced on February 26, 2018. The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended March 31, 2018 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2018	2,256,220	$37.58	2,256,220	$190,220,238
February 1 - February 28, 2018	285,760	33.24	285,760	180,720,493
March 1 - March 31, 2018	27,952	35.77	27,952	$179,720,539
Total	2,569,932	$37.07	2,569,932	N/A
(1) 2,569,932 shares were repurchased pursuant to the repurchase program authorized by the Board of Directors in December 2016 for up to $150.0 million of Delek common stock, which was announced January 3, 2017 and the $150.0 million authorization to repurchase Delek common stock, which was announced on February 26, 2018.

ITEM 5. OTHER INFORMATION

Dividend Declaration
On May 7, 2018, our Board of Directors voted to declare a quarterly cash dividend of $0.25 per share of our common stock, payable on June 4, 2018 to shareholders of record on May 21, 2018.
Submission of Matters to a Vote of Security Holders
The Company held its 2018 Annual Meeting of Stockholders on May 8, 2018. A quorum was present at the meeting. Set forth below are the final voting results with respect to each matter voted upon by the Company’s stockholders:
Proposal 1: Election of the six nominees named in the Proxy Statement as directors of the Company to serve until the 2019 Annual Meeting or until their respective successors are appointed, elected and qualified:

Director Nominee	For	Withheld	Broker Non-Votes
Ezra Uzi Yemin	61,411,865	3,256,614	6,694,568
William J. Finnerty	63,065,646	1,602,833	6,694,568
Carlos E. Jordá	63,047,341	1,621,138	6,694,568
Gary M. Sullivan, Jr.	64,001,385	667,094	6,694,568
David Wiessman	61,806,228	2,862,251	6,694,568
Shlomo Zohar	58,286,289	6,382,190	6,694,568
Proposal 2: Adoption of the advisory resolution approving the Company's executive compensation program for our named executive officers as described in the Proxy Statement:

For	Against	Abstain	Broker Non-Votes
63,789,755	814,090	64,634	6,694,568

Proposal 3: Approval of an amendment to the Company’s 2016 Equity Incentive Plan to increase the reservation of common stock for issuance thereunder by 4,500,000 shares:

For	Against	Abstain	Broker Non-Votes
61,873,718	2,742,508	52,253	6,694,568
Proposal 4: Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2018 fiscal year:

For	Against	Abstain	Broker Non-Votes
69,865,359	1,467,094	30,594	—

ITEM 6. EXHIBITS

Exhibit No.		Description
2.1	^
Asset Purchase Agreement dated as of Febuary 26, 2018, by and among DKL Big Spring, LLC, Delek US Holdings, Inc., Alon USA Partners, LP, Alon USA Partners GP II, LLC, Alon USA Delaware, LLC, Alon USA Refining, LLC, and Alon USA, LP (incorporated by reference to Exhibit 2.1 to Delek’s Form 8-K filed on March 2, 2018).

10.1
Pipelines, Storage and Throughput Facilities Agreement (Big Spring Refinery Logistics Assets and Duncan Terminal), dated March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, for the limited purposes specified therein, Delek US Holdings, Inc., and for the limited purposes specified therein, J. Aron & Company LLC (incorporated by reference to Exhibit 10.1 to Delek's Form 8-K filed on March 26, 2018).

10.2
Big Spring Asphalt Services Agreement, dated March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, for the limited purposes specified therein, Delek US Holdings, Inc., and for the limited purposes specified therein, J. Aron & Company LLC (incorporated by reference to Exhibit 10.2 to Delek's Form 8-K filed on March 26, 2018).

10.3
Marketing Agreement, dated March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, and for the limited purposes specified therein, Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.3 to Delek's Form 8-K filed on March 26, 2018).

10.4
Amendment and Restatement of Schedules to Third Amended and Restated Omnibus Agreement, dated March 20, 2018 and effective as of March 1, 2018, by and among Delek US Energy, Inc. (f/k/a Delek US Holdings, Inc.), Delek Refining, Ltd., Lion Oil Company, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Marketing & Supply, LP, DKL Transportation, LLC, Delek Logistics Operating, LLC, Delek US Holdings, Inc. (f/k/a Delek Holdco, Inc.), Alon USA Partners, LP, Alon USA GP II, LLC, Alon USA Delaware, LLC,Alon USA Refining, LLC, Alon USA, LP, Alon Paramount Holdings, Inc., DKL Big Spring, LLC, and Delek Logistics GP, LLC. (incorporated by reference to Exhibit 10.4 to Delek's Form 8-K file on March 26, 2018).

10.5
Term Loan Credit Agreement, dated as of March 30, 2018, by and among Delek US Holdings, Inc., as borrower, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent for each member of the Lender Group, Wells Fargo Securities, LLC, Barclays Bank PLC, SunTrust Robinson Humphrey, Inc., and Regions Capital Markets, a division of Regions Bank, each as a joint lead arranger and joint bookrunner, and The Bank of Tokyo-Mitsubishi, Ltd., Credit Suisse Securities (USA) LLC, PNC Capital Markets LLC and Fifth Third Bank, each as a co-manager (incorporated by reference to Exhibit 10.1 to Delek’s Form 8-K filed on April 5, 2018).

10.6
Second Amended and Restated Credit Agreement, dated as of March 30, 2018, by and among Delek US Holdings, Inc., as borrower, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent for each member of the Lender Group and the Bank Product Providers, the Subsidiaries of Delek US Holdings, Inc. from time to time party thereto, as guarantors, Wells Fargo Bank, National Association, Barclays Bank PLC, Regions Capital Markets, a division of Regions Bank, and SunTrust Robinson Humphrey, Inc., each as a joint lead arranger and joint book runner, Barclays Bank PLC, Regions Bank, and SunTrust Bank, each as a co-syndication agent, and Fifth Third Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., PNC Bank, National Association, and Credit Suisse AG, Cayman Islands Branch, each as a co-documentation agent (incorporated by reference to Exhibit 10.2 to Delek’s Form 8-K filed on April 5, 2018).

31.1	§	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	§	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	§§	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§§	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and 2017 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

_______________

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
Kevin Kremke
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 10, 2018