Form 10-Q
period 2018-09-30
Delek US Holdings, Inc.
filed 2018-11-09
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-38142
DELEK US HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	35-2581557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7102 Commerce Way, Brentwood, Tennessee 37027
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 2, 2018, there were 81,948,413 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents

Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2018

Financial Statements

Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,109.1	$931.8
Accounts receivable, net	736.9	579.6
Accounts receivable from related parties	3.1	2.1
Inventories, net of inventory valuation reserves	923.9	808.4
Assets held for sale	—	160.0
Other current assets	88.4	129.9
Total current assets	2,861.4	2,611.8
Property, plant and equipment:
Property, plant and equipment	2,897.2	2,772.5
Less: accumulated depreciation	(754.8)	(631.7)
Property, plant and equipment, net	2,142.4	2,140.8
Goodwill	857.8	816.6
Other intangibles, net	105.8	101.1
Equity method investments	131.3	138.1
Other non-current assets	60.0	126.8
Total assets	$6,158.7	$5,935.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,108.1	$973.4
Accounts payable to related parties	2.2	1.7
Current portion of long-term debt	32.0	590.2
Obligation under Supply and Offtake Agreements	478.7	435.6
Liabilities associated with assets held for sale	—	105.9
Accrued expenses and other current liabilities	384.6	564.9
Total current liabilities	2,005.6	2,671.7
Non-current liabilities:
Long-term debt, net of current portion	1,830.0	875.4
Environmental liabilities, net of current portion	136.1	68.9
Asset retirement obligations	76.9	72.1
Deferred tax liabilities	175.2	199.9
Other non-current liabilities	37.8	83.0
Total non-current liabilities	2,256.0	1,299.3
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 90,432,492 shares and 81,533,548 shares issued at September 30, 2018 and December 31, 2017, respectively	0.9	0.8
Additional paid-in capital	1,168.8	900.1
Accumulated other comprehensive income	6.4	6.9
Treasury stock, 8,302,905 shares and 762,623 shares, at cost, as of September 30, 2018 and December 31, 2017, respectively	(356.3)	(25.0)
Retained earnings	901.5	767.8
Non-controlling interests in subsidiaries	175.8	313.6
Total stockholders’ equity	1,897.1	1,964.2
Total liabilities and stockholders’ equity	$6,158.7	$5,935.2
See accompanying notes to condensed consolidated financial statements

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except share and per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenues	$2,495.2	$2,370.6	$7,411.9	$4,783.4
Cost of sales:
Cost of materials and other	1,970.5	2,017.2	6,190.1	4,210.7
Operating expenses (excluding depreciation and amortization presented below)	136.4	126.7	400.7	248.5
Depreciation and amortization	41.2	40.1	119.3	93.2
Total cost of sales	2,148.1	2,184.0	6,710.1	4,552.4
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	27.6	26.5	78.9	28.0
General and administrative expenses	58.0	68.0	176.1	122.0
Depreciation and amortization	8.0	6.8	27.1	12.2
Other operating (income) expense, net	(1.7)	0.7	(9.4)	1.0
Total operating costs and expenses	2,240.0	2,286.0	6,982.8	4,715.6
Operating income	255.2	84.6	429.1	67.8
Interest expense	31.2	34.1	95.2	62.5
Interest income	(1.4)	(0.9)	(3.0)	(2.7)
Income from equity method investments	(4.0)	(5.1)	(6.9)	(9.7)
Gain on remeasurement of equity method investment	—	(190.1)	—	(190.1)
Gain on sale of business	—	—	(13.2)	—
Impairment loss on assets held for sale	—	—	27.5	—
Loss on extinguishment of debt	0.1	—	9.1	—
Other (income) expense, net	(7.5)	(5.4)	(7.9)	(5.3)
Total non-operating expenses (income), net	18.4	(167.4)	100.8	(145.3)
Income from continuing operations before income tax expense	236.8	252.0	328.3	213.1
Income tax expense	51.0	133.5	66.8	111.5
Income from continuing operations, net of tax	185.8	118.5	261.5	101.6
Discontinued operations:
Income (loss) from discontinued operations, including gain (loss) on sale of discontinued operations	0.8	(6.4)	(10.7)	(6.4)
Income tax expense (benefit)	0.3	(2.3)	(2.2)	(2.3)
Income (loss) from discontinued operations, net of tax	0.5	(4.1)	(8.5)	(4.1)
Net income	186.3	114.4	253.0	97.5
Net income attributed to non-controlling interests	6.5	10.0	29.0	19.8
Net income attributable to Delek	$179.8	$104.4	$224.0	$77.7
Basic income per share:
Income from continuing operations	$2.15	$1.35	$2.89	$1.20
Income (loss) from discontinued operations	$0.01	$(0.05)	$(0.20)	$(0.06)
Total basic income per share	$2.16	$1.30	$2.69	$1.14
Diluted income per share:
Income from continuing operations	$2.02	$1.34	$2.75	$1.19
Income (loss) from discontinued operations	$0.01	$(0.05)	$(0.19)	$(0.06)
Total diluted income per share	$2.03	$1.29	$2.56	$1.13
Weighted average common shares outstanding:
Basic	83,575,122	80,581,762	83,294,473	68,272,918
Diluted	89,021,260	81,245,405	88,369,113	68,975,974
Dividends declared per common share outstanding	$0.25	$0.15	$0.70	$0.45
See accompanying notes to condensed consolidated financial statements

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to Delek	$179.8	$104.4	$224.0	$77.7
Other comprehensive income (loss):
Commodity contracts designated as cash flow hedges:
Unrealized gains (losses), net of ineffectiveness gains of a nominal amount and $0.7 million for the three months and nine months ended September 30, 2018, respectively, and $0.1 million and $0.5 million for the three and nine months ended September 30, 2017, respectively	43.1	3.4	(28.9)	(6.4)
Realized losses (gains) reclassified to cost of materials and other	9.6	(1.0)	18.4	38.5
Increase (decrease) related to commodity cash flow hedges, net	52.7	2.4	(10.5)	32.1
Income tax (expense) benefit	(11.0)	(0.8)	2.3	(11.2)
Net comprehensive income (loss) on commodity contracts designated as cash flow hedges	41.7	1.6	(8.2)	20.9

Interest rate contracts designated as cash flow hedges:
Unrealized gains (losses)	—	0.1	(1.3)	0.1
Realized losses reclassified to interest expense	—	0.1	0.7	0.1
Increase (decrease) related to interest rate cash flow hedges, net	—	0.2	(0.6)	0.2
Income tax (expense) benefit	—	(0.1)	0.1	(0.1)
Net comprehensive income (loss) on interest rate contracts designated as cash flow hedges	—	0.1	(0.5)	0.1

Foreign currency translation gain (loss)	0.2	—	(0.4)	—

Other comprehensive income from equity method investments, net of tax expense of $2.2 million for both the three and nine months ended September 30, 2017	—	4.1	—	4.1

Postretirement benefit plans:
Unrealized gain arising during the year related to:
Net actuarial gain	8.9	1.0	9.0	1.0
Curtailment and settlement gains	2.4	6.3	2.5	6.3
Gain reclassified to earnings:
Recognized due to curtailment and settlement	(2.4)	(6.1)	(2.5)	(6.1)
Increase related to postretirement benefit plans, net	8.9	1.2	9.0	1.2
Income tax expense	(2.0)	(0.4)	(2.0)	(0.4)
Net comprehensive income on postretirement benefit plans	6.9	0.8	7.0	0.8
Total other comprehensive income (loss)	48.8	6.6	(2.1)	25.9
Comprehensive income attributable to Delek	$228.6	$111.0	$221.9	$103.6
See accompanying notes to condensed consolidated financial statements

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$253.0	$97.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146.4	105.4
Amortization of above and below market leases, net	(1.1)	—
Amortization of deferred financing costs and debt discount	7.4	5.3
Accretion of environmental liabilities and asset retirement obligations	2.6	0.4
Amortization of unfavorable contract liability	(2.2)	(4.4)
Deferred income taxes	(34.7)	97.8
Income from equity method investments	(6.9)	(9.7)
Dividends from equity method investments	5.2	1.1
Loss on disposal of assets	1.3	1.0
Gain on remeasurement of equity method investment	—	(190.1)
Loss on extinguishment of debt	9.1	—
Gain on sale of business	(13.2)	—
Impairment of assets held for sale	27.5	—
Equity-based compensation expense	15.6	12.6
Loss from discontinued operations	8.5	4.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(112.7)	(57.5)
Inventories and other current assets	(78.7)	(38.1)
Fair value of derivatives	(64.1)	18.9
Accounts payable and other current liabilities	50.5	6.6
Obligation under Supply and Offtake Agreement	32.2	64.1
Non-current assets and liabilities, net	(14.4)	(35.4)
Cash provided by operating activities - continuing operations	231.3	79.6
Cash used in operating activities - discontinued operations	(30.1)	(7.2)
Net cash provided by operating activities	201.2	72.4
Cash flows from investing activities:
Business combinations, net of cash acquired	—	200.5
Equity method investment contributions	(0.2)	(4.8)
Distributions from equity method investments	1.0	10.9
Purchases of property, plant and equipment	(228.0)	(108.4)
Purchase of intangible assets	(1.7)	(5.5)
Proceeds from sale of property, plant and equipment	5.4	—
Proceeds from sale of business	110.8	—
Proceeds from sales of discontinued operations	55.5	—
Cash (used in) provided by investing activities - continuing operations	(57.2)	92.7
Cash provided by investing activities - discontinued operations	20.0	13.5
Net cash (used in) provided by investing activities	(37.2)	106.2
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(In millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Proceeds from long-term revolvers	1,749.1	781.7
Payments on long-term revolvers	(1,227.8)	(920.5)
Proceeds from term debt	690.6	248.1
Payments on term debt	(824.6)	(79.9)
Proceeds from product financing agreements	—	21.0
Repayments of product financing agreements	(72.4)	(9.0)
Taxes paid due to the net settlement of equity-based compensation	(10.8)	(2.7)
Repurchase of common stock	(207.4)	—
Repurchase of non-controlling interest	—	(7.3)
Distribution to non-controlling interest	(21.5)	(23.8)
Dividends paid	(58.8)	(31.3)
Deferred financing costs paid	(13.2)	(6.1)
Cash provided by (used in) financing activities - continuing operations	3.2	(29.8)
Cash used in financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	3.2	(29.8)
Net increase in cash and cash equivalents	167.2	148.8
Cash and cash equivalents at the beginning of the period	941.9	689.2
Cash and cash equivalents at the end of the period	1,109.1	838.0
Less cash and cash equivalents of discontinued operations at the end of the period	—	6.3
Cash and cash equivalents of continuing operations at the end of the period	$1,109.1	$831.7

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.6 million and $0.2 million in the 2018 and 2017 periods, respectively	$87.2	$52.7
Income taxes	$53.3	$70.6
Non-cash investing activities:
Common stock issued in connection with the buyout of Alon Partnership non-controlling interest	$127.0	$—
(Decrease) increase in accrued capital expenditures	$(17.1)	$2.4
Non-cash financing activities:
Common stock issued in connection with settlement of Convertible Notes	$123.9	$—
Treasury shares received in connection with exercise of Call Options	$(123.9)	$—
Common stock issued in connection with the Delek/Alon Merger	$—	$509.0
Equity instruments issued in connection with the Delek/Alon Merger	$—	$21.7

See accompanying notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Organization and Basis of Presentation
Delek US Holdings, Inc. operates through its consolidated subsidiaries, which include Delek US Energy, Inc. (and its subsidiaries) and Alon USA Energy, Inc. ("Alon") (and its subsidiaries).
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
Our condensed consolidated financial statements include Delek Logistics Partners, LP ("Delek Logistics"), Alon USA Partners, LP (the "Alon Partnership") and AltAir Paramount LLC ("AltAir"), all variable interest entities as of December 31, 2017. However, Delek acquired the non-controlling interest in the Alon Partnership on February 7, 2018 and sold AltAir on March 16, 2018. Thus, Delek Logistics is Delek's only remaining variable interest entity as of September 30, 2018. As the indirect owner of the general partner of Delek Logistics, we have the ability to direct the activities of this entity that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes for this entity and are Delek Logistics' primary customer. As Delek Logistics does not derive an amount of gross margin material to us from third parties, there is limited risk to Delek associated with Delek Logistics' operations. However, in the event that Delek Logistics incurs a loss, our operating results will reflect such loss, net of intercompany eliminations, to the extent of our ownership interest in this entity.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Certain prior period amounts have been reclassified in order to conform to the current period presentation. Additionally, certain changes to presentation of the prior period statements of income have been made in order to conform to the current period presentation, primarily relating to the addition of a subtotal entitled 'cost of sales' which includes all costs directly attributable to the generation of the related revenue, as defined by GAAP, and the retitling of what was previously referred to as 'cost of goods sold' to 'cost of materials and other'. In connection with this change in presentation, we have revised our related accounting policy as follows:
Cost of Materials and Other and Operating Expenses
For the refining segment, cost of materials and other includes (i) the direct cost of materials (such as crude oil and other refinery feedstocks, refined petroleum products and blendstocks, and ethanol feedstocks and products) that are a component of our products sold; (ii) costs related to the delivery (such as shipping and handling costs) of products sold; (iii) costs related to our environmental credit obligations to comply with various governmental and regulatory programs (such as the cost of renewable identification numbers as required by the EPA’s Renewable Fuel Standard and emission credits under various cap-and-trade systems); and (iv) gains and losses on our commodity derivative instruments.
Operating expenses for the refining segment include the costs to operate our refineries and biodiesel facilities, excluding depreciation and amortization. These costs primarily include employee-related expenses, energy and utility costs, catalysts and chemical costs, and repairs and maintenance expenses.
For the logistics segment, cost of materials and other includes (i) all costs of purchased refined products, additives and related transportation of such products, (ii) costs associated with the operation of our trucking assets, which primarily include allocated employee costs and other costs related to fuel, truck leases and repairs and maintenance, (iii) the cost of pipeline capacity leased from a third-party, and (iv) gains and losses related to our commodity hedging activities.
Operating expenses for the logistics segment include the costs associated with the operation of owned terminals and pipelines and terminalling expense at third-party locations, excluding depreciation and amortization. These costs primarily include outside services, allocated employee costs, repairs and maintenance costs and energy and utility costs. Operating expenses related to the wholesale business are excluded from cost of sales because they primarily relate to costs associated with selling the products through our wholesale business.
For the retail segment, cost of materials and other comprises the costs related to specific products sold at retail sites, primarily consisting of motor fuels and merchandise. Retail fuel cost of sales represents the cost of purchased fuel, including transportation costs. Merchandise cost of sales includes the delivered cost of merchandise purchases, net of merchandise rebates and commissions. Operating expenses related to the retail business include costs such as wages of employees, lease expense, utility expense and other costs of operating the stores, excluding depreciation and amortization, and are excluded from cost of sales because they primarily relate to costs associated with selling the products through our retail sites.
Depreciation and amortization is separately presented in our statement of income and disclosed by reportable segment in Note 14.
New Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (the "FASB") issued guidance related to customers’ accounting for implementation costs incurred in a cloud computing arrangement that is considered a service contract. This pronouncement aligns the requirements for capitalizing implementation costs in such arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively or retrospectively. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.
In August 2018, the FASB issued guidance related to disclosure requirements for defined benefit plans. The pronouncement eliminates, modifies and adds disclosure requirements for defined benefit plans. The pronouncement is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. We expect to adopt this guidance on or before the effective date and do not expect adopting this new guidance will have a material impact on our business, financial condition or results of operations.
In August 2018, the FASB issued guidance related to disclosure requirements for fair value measurements. The pronouncement eliminates, modifies and adds disclosure requirements for fair value measurements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We expect to adopt this guidance on or before the effective date and do not expect adopting this new guidance will have a material impact on our business, financial condition or results of operations.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In February 2018, the FASB issued guidance that allows a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Reform Act"), which was signed into law on December 22, 2017. Consequently, the amendments eliminate the stranded tax effects related to items in accumulated other comprehensive income resulting from the Tax Reform Act. The new guidance may be applied retrospectively to each period in which the effect of the Tax Reform Act is recognized, or in the period of adoption. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We elected to early adopt this guidance effective January 1, 2018.   As a result of adopting this guidance, we reclassified $1.6 million from AOCI to retained earnings. The effect of the Tax Reform Act on temporary differences related to amounts initially recorded in AOCI are provisional. As we finalize the accounting for tax effects of the Tax Reform Act on the related temporary differences, additional reclassification adjustments may be recorded in future periods. See Note 11 for further discussion.
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
In March 2017, the FASB issued guidance that will require that an employer disaggregate the service cost component from the other components of net benefit cost with respect to defined benefit postretirement employee benefit plans. Service cost is required to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be reported outside the subtotal for operating income. Additionally, only the service cost component of net benefit costs are eligible for capitalization. The guidance became effective January 1, 2018. We adopted this guidance on January 1, 2018, which will retrospectively impact the presentation of our third and fourth quarter 2017 statements of income as a result of the pension and postretirement obligations assumed in the Delek/Alon Merger. As further discussed in Note 18, only the service cost component of net periodic benefit costs are included as part of general and administrative expenses in the accompanying condensed consolidated statements of income. The other components of net periodic benefit costs are included as part of other non-operating expenses (income), net. As a practical expedient, we used the amounts disclosed regarding our pension and other postretirement benefit plans for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements in our current Quarterly Report on Form 10-Q and will also do so in our 2018 Annual Report on Form 10-K. This will require recasting of prior periods subsequent to the Delek/Alon Merger. The following table details the impact of the retrospective adoption of this standard for the three and nine months ended September 30, 2017.

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
(in millions)	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
General and administrative expenses	$61.8	$6.2	$68.0	$115.8	$6.2	$122.0
Other expense (income), net	$0.8	$(6.2)	$(5.4)	$0.9	$(6.2)	$(5.3)

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

In January 2017, the FASB issued guidance concerning the goodwill impairment test that eliminates Step 2, which required a comparison of the implied fair value of goodwill of the reporting unit with the carrying amount of that goodwill for that reporting unit. It also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative assessment, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. As permitted under Accounting Standards Update 2017-04, we expect to early adopt this guidance in the fourth quarter of 2018 in connection with our 2018 goodwill impairment tests to be performed as of October 31, 2018. We do not anticipate that the adoption will have a material impact on our business, financial condition or results of operations.
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
In August 2016, the FASB issued guidance that clarifies eight cash flow classification issues pertaining to cash receipts and cash payments. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this guidance on January 1, 2018 and the adoption did not have a material impact on our business, financial condition or results of operations, except for reclassifications of certain distributions received from equity method investees, due to Delek making an accounting policy election to classify distributions received from equity method investees using the cumulative earnings approach. Under this approach, distributions received are considered returns on investment and classified as cash inflows from operating activities, unless the investor’s cumulative distributions received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings (as adjusted for amortization of basis differences) recognized by the investor. When such an excess occurs, the current-period distribution up to this excess should be considered a return of investment and classified as cash inflows from investing activities. This resulted in a reclassification of $10.9 million of distributions received in the nine months ended September 30, 2017 from the line item entitled dividends from equity method investments in net cash provided by (used in) operating activities to the line item entitled distributions from equity method investments in net cash provided by (used in) investing activities in the condensed consolidated statements of cash flows.
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
In February 2016, the FASB issued guidance that requires the recognition of a lease liability and a right-of-use asset, initially measured at the present value of the lease payments, in the statement of financial condition for all leases with terms longer than one year. Subsequent guidance was issued to consider the impact of practical expedients. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We plan to adopt the new lease standard on January 1, 2019. We plan to elect the package of practical expedients which, among other things, allows us to carry forward the historical lease classification. We plan to also elect the practical expedient not to separate lease and non-lease components, which allows us to combine the components if certain criteria are met. Further, we plan to elect the optional transition method, which allows us to recognize a cumulative-effect adjustment to the opening balance sheet of retained earnings at the date of adoption and to not recast our comparative periods. We do not plan to elect the hindsight practical expedients, which would have allowed us to use hindsight in determining the reasonably certain lease term.
As part of our efforts to prepare for adoption, beginning in 2018, we formed a project implementation team, as well as a project timeline, to evaluate the guidance. We have substantially completed our analysis of existing leases and the impact on our business processes and accounting systems. We continue to evaluate the impact of the guidance on our controls and financial statement disclosures, and expect to implement any changes to accommodate the new accounting and disclosure requirements prior to adoption on January 1, 2019. We anticipate adoption of the guidance will have a material impact on our consolidated balance sheet, but will not have a material impact on our consolidated income statement. We anticipate that the most significant impact will be the recognition of the lease liability and a right-of-use asset on our consolidated balance sheet.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Refining
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
Logistics
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
Retail
Fuel and merchandise revenue is recognized at the point of sale, which is when control of the product is transferred to the customer. Payments from customers are received at the time sales occur in cash or by credit or debit card. We derive service revenues from the sale of lottery tickets, money orders, car washes and other ancillary product and service offerings. Service revenue and related costs are recorded at gross amounts or net amounts, as appropriate, in accordance with the principal versus agent provisions in ASC 606.
Refer to Note 14 for disclosure of our revenue disaggregated by segment, as well as a description of our reportable segment operations.
Sales, Use and Excise Taxes
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

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2 - Acquisitions
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
In connection with the Merger, Alon, New Delek and U.S. Bank National Association, as trustee (the “Trustee”) entered into a First Supplemental Indenture (the “Supplemental Indenture”), effective as of July 1, 2017, supplementing the Indenture, dated as of September 16, 2013 (the “Original Indenture”; the Original Indenture, as amended by the Supplemental Indenture, is referred to as the "Indenture"), pursuant to which Alon issued its 3.00% Convertible Senior Notes due 2018 (the “Convertible Notes”), which were convertible into shares of Alon’s Common Stock, par value $0.01 per share or cash or a combination of cash and Alon Common Stock, all as provided in the Indenture. The Supplemental Indenture provided that, as of the Effective Time, the right to convert each $1,000 principal amount of the Convertible Notes based on a number of shares of Alon Common Stock equal to the Conversion Rate (as defined in the Indenture) in effect immediately prior to the Merger was changed into a right to convert each $1,000 principal amount of Convertible Notes into or based on a number of shares of New Delek Common Stock (at the exchange rate of 0.504), par value $0.01 per share, equal to the Conversion Rate in effect immediately prior to the Merger. In addition, the Supplemental Indenture provided that, as of the Effective Time, New Delek fully and unconditionally guaranteed, on a senior basis, Alon’s obligations under the Convertible Notes. See Note 8 for further discussion.
In connection with the Indenture, Alon also entered into equity instruments, including Call Options and Warrants, designed, in combination, to hedge a portion of the risk associated with the potential exercise of the conversion feature of the Convertible Notes and to mitigate the dilutive effect of such potential conversion. These equity instruments, in addition to the conversion feature, represented equity instruments originally indexed to Alon Common Stock that were exchanged for instruments with terms designed to preserve the original economic intent of such instruments and indexed to New Delek Common Stock in connection with the Merger. See Note 8 for further discussion.
Alon was a refiner and marketer of petroleum products, operating primarily in the south central, southwestern and western regions of the United States. In connection with the Delek/Alon Merger, Delek acquired 100% of the general partner and 81.6% of the limited partner interests in the Alon Partnership, which owns a crude oil refinery in Big Spring, Texas with a crude oil throughput capacity of 73,000 barrels per day ("bpd") and an integrated wholesale marketing business. Delek acquired the non-controlling interest in the Alon Partnership on February 7, 2018. In addition, as a result of the Delek/Alon Merger, Delek acquired a crude oil refinery in Krotz Springs, Louisiana with a crude oil throughput capacity of 74,000 bpd. In connection with the Delek/Alon Merger, Delek also acquired crude oil refineries in California, which have not processed crude oil since 2012. On March 16, 2018, Delek sold to World Energy, LLC the Paramount, California refinery and the California renewables facility (AltAir). The transaction to dispose of certain assets and liabilities associated with the Long Beach, California refinery, to Bridge Point Long Beach, LLC, closed July 17, 2018. Alon was a marketer of asphalt, which it distributed through asphalt terminals located predominantly in the southwestern and western United States. On May 21, 2018, Delek sold four asphalt terminals (included in Delek's corporate/other segment) and its 50% interest in an asphalt joint venture to an affiliate of Andeavor. See further discussion in Note 1 and Note 5. Finally, in connection with the Delek/Alon Merger, Delek acquired Alon's retail business where Alon was the largest 7-Eleven licensee in the United States operating approximately 300 convenience stores which market motor fuels in central and west Texas and New Mexico.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Transaction costs incurred by the Company in connection with the Delek/Alon Merger totaled $6.6 million for the nine months ended September 30, 2018 (none were incurred during the three months then ended ) and $18.4 million and $22.4 million for the three and nine months ended September 30, 2017, respectively. Such costs were included in general and administrative expenses in the accompanying condensed consolidated statements of income.
The Merger was accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date.
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
		$979.7

The final allocation of the aggregate purchase price as of September 30, 2018 (which was finalized as of June 30, 2018) is summarized as follows (in millions), and is inclusive of the California Discontinued Entities discussed in Note 5:

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
(4) The acquired intangible assets amount includes the following identified intangibles:

•
Third-party fuel supply agreement intangible that is subject to amortization with a fair value of $49.0 million, which is being amortized over a 10-year useful life. We recognized amortization expense for the three and nine months ended September 30, 2018 of $1.2 million and $3.6 million, respectively. The estimated annual amortization is $4.9 million for the current and the four succeeding fiscal years.

•
Fuel trade name intangible valued at $4.0 million, which will be amortized over 5 years. We recognized amortization expense for the three and nine months ended September 30, 2018 of $0.2 million and $0.6 million, respectively. The estimated annual amortization is $0.8 million for the current and the three succeeding fiscal years, with $0.4 million in the fourth succeeding year.

Notes to Condensed Consolidated Financial Statements (Unaudited)

•
License agreements intangible valued at $2.6 million, which is being amortized over 8.7 years. We recognized amortization expense for the nine months ended September 30, 2018 of $0.1 million, as this intangible was sold in the first quarter of 2018.

•	Rights-of-way intangible valued at $9.5 million, which has an indefinite life.

•	Liquor license intangible valued at $8.5 million, which has an indefinite life.

•	Colonial Pipeline shipping rights intangible valued at $1.7 million, which has an indefinite life.

•	Refinery permits valued at $3.1 million, which have an indefinite life.

•	Below-market lease intangibles valued at $8.3 million, which is being amortized over the remaining lease term.
(5) Goodwill generated as a result of the Delek/Alon Merger consists of the value of expected synergies from combining operations, the acquisition of an existing integrated refining, marketing and retail business located in areas with access to cost–advantaged feedstocks with an assembled workforce that cannot be duplicated at the same costs by a new entrant, and the strategic advantages of having a larger market presence. The total amount of goodwill that is expected to be deductible for tax purposes is $15.5 million. Goodwill has been allocated to reportable segments based on various relevant factors. The updated allocation of goodwill to reportable segments in connection with the purchase price allocation is as follows: Refining - $801.3 million and Retail- $44.3 million. The remainder relates to the asphalt operations, which was included in the corporate, other and eliminations segment, and which was subsequently written off as part of the impairment on assets held for sale during the first quarter of 2018.
(6) The assumed other non-current liabilities include liabilities related to above-market leases fair valued at $15.8 million, which is being amortized over the remaining lease term.

The following unaudited pro forma financial information presents the condensed combined results of operations of Delek and Alon for the nine months ended September 30, 2017 as if the Delek/Alon Merger had occurred on January 1, 2017, and reflects the final purchase price allocation. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been reported had the Delek/Alon merger been completed as of January 1, 2017, and should not be taken as indicative of New Delek's future consolidated results of operations. In addition, the unaudited pro forma condensed combined results of operations do not reflect any cost savings or associated costs to achieve such savings from operating efficiencies, synergies, debt refinancing or other restructuring that may result from the Delek/Alon Merger. The pro forma financial information also does not reflect certain non-recurring adjustments that have been or are expected to be recorded in connection with the Delek/Alon Merger, including any accrual for integration costs or transaction costs or additional transactions costs related to the Merger, nor any retrospective adjustments related to the conforming of Alon's accounting policies to Delek's accounting policies, as such adjustments are impracticable to determine, and such adjustments are not expected to be indicative of on-going operations of the combined company. Finally, the pro forma presentation of net revenues and net income is inclusive of the revenue and net income (loss) attributable to the California Discontinued Entities (which are generally not material as the majority of the California Discontinued Entities were non-operating during the pro forma period). Pro forma adjustments are tax-effected at the Company's estimated statutory tax rates.

(in millions, except per share data)	Nine Months Ended September 30, 2017 (1)
Net revenues	$6,994.1
Net income attributable to Delek	$3.5
Earnings per share:
Basic	$0.04
Diluted	$0.04

(1) The pro forma information for the nine months ended September 30, 2017 presented in our September 30, 2017 Quarterly Report on Form 10-Q has been updated to reflect the final purchase price allocation in the table above.

The unaudited pro forma statements of operations reflect the following adjustments:

•
To eliminate transactions between Delek and Alon for purchases and sales of refined products, reducing revenue and the associated cost of materials and other. Such pro forma eliminations resulted in a decrease to combined pro forma revenue by $59.0 million for the nine months ended September 30, 2017.

•
To eliminate the non-recurring transaction costs incurred during the historical periods. Such adjustments to general and administrative expense have been estimated to result in an increase to pro forma pre-tax income attributable to Delek totaling $11.5 million for the nine months ended September 30, 2017.

•
To retrospectively reflect depreciation of property, plant and equipment and amortization of intangibles based on the fair value of the assets as of the acquisition date, as if that fair value had been reflected beginning January 1, 2017, and to retrospectively eliminate the amortization of any previously recorded intangibles. Such adjustments to depreciation and amortization have been estimated to result in an increase to pro forma pre-tax income attributable to Delek totaling $34.7 million for the nine months months ended September 30, 2017.

•
To retrospectively reflect the accretion of asset retirement obligations and certain environmental liabilities. Such adjustments to general and administrative expense have been estimated to result in a decrease to pro forma pre-tax income attributable to Delek totaling $0.8 million for the nine months ended September 30, 2017.

Notes to Condensed Consolidated Financial Statements (Unaudited)

•
To retrospectively reflect adjustments to interest expense, including the impact of discounts or premiums created by the difference in fair value and outstanding amounts as of the acquisition date (collectively, the “new effective yield”), by applying the new effective yield to historical outstanding amounts in the pro forma period and reversing previously recognized interest expense. Such net adjustments to interest expense have been estimated to result in an increase to pro forma pre-tax income attributable to Delek totaling $9.4 million for the nine months ended September 30, 2017.

•
To eliminate Delek’s equity income previously recorded on its equity method investment in Alon, prior to the Merger. Such pro forma elimination resulted in a decrease to pro forma pre-tax income attributable to Delek totaling $3.2 million for the nine months ended September 30, 2017.

•	To eliminate the gain on remeasurement of the equity method investment in Alon totaling $190.1 million during the nine months ended September 30, 2017.

•
To record the tax effect on pro forma adjustments and additional tax benefit associated with dividends received from Alon at a combined U.S. (federal and state) income tax statutory blended rate of approximately 37% for both the nine months ended September 30, 2017.

•
To adjust the weighted average number of shares outstanding based on 0.504 of a share of Delek common stock for each share of Alon common stock outstanding as of July 1, 2017, as if they were outstanding for the entire nine months ended September 30, 2017, reflecting the elimination of Alon historical weighted average shares outstanding and the addition of the estimated New Delek incremental shares issued.

Delek began consolidating Alon's results of operations on July 1, 2017. Alon operations contributed $521.0 million and $2,262.3 million to net revenues and $153.0 million and $210.3 million to pre-tax income for the three and nine months ended September 30, 2018, respectively, inclusive of the contribution of the California Discontinued Entities. Alon operations contributed $1,008.8 million to net revenues and and $33.4 million to pre-tax income for the three and nine months ended September 30, 2017, inclusive of the contribution of the California Discontinued Entities.
Updates to the Preliminary Purchase Price Allocation
During the nine months ended September 30, 2018, we finalized our procedures to determine the fair value of assets acquired and liabilities assumed in the Delek/Alon Merger, as anticipated and disclosed in our 2017 Annual Report on Form 10-K (all of which were completed by June 30, 2018). As a result, the following changes were made to the preliminary purchase price allocation disclosed in our Annual Report on Form 10-K:

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

During the nine months ended September 30, 2018, certain immaterial catch-up adjustments were recorded related to accretion of environmental liabilities and amortization of leasehold intangibles identified and valued during the final months of the measurement period.

Note 3 - Delek Logistics and the Alon Partnership
Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of September 30, 2018, we owned a 61.4% limited partner interest in Delek Logistics, consisting of 15,294,046 common units, and a 94.6% interest in Delek Logistics GP, LLC, which owns the entire 2.0% general partner interest, consisting of 497,861 general partner units, in Delek Logistics and all of the incentive distribution rights.
The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets.
In March 2018, a subsidiary of Delek Logistics completed the acquisition from a subsidiary of Delek ( the Alon Partnership) of storage tanks and terminals that support our Big Spring, Texas refinery (the "Big Spring Logistic Assets Acquisition"), which included the execution of related commercial agreements. In addition, a new marketing agreement was entered into between the subsidiary of Delek Logistics and the Alon Partnership pursuant to which the subsidiary of Delek Logistics will provide marketing services for product sales from Big Spring. The cash paid for the transferred assets was $170.8 million, subject to certain post-closing adjustments, and the cash paid for the marketing agreement was $144.2 million. The transactions were financed with borrowings under the DKL Credit Facility (as defined in Note 8 of the condensed consolidated financial statements in Item 1, Financial Statements). Prior periods have not been recast in our Segment Data Note 14, as these assets did not constitute a business in accordance with the Accounting Standard Update, "Clarifying the Definition of a Business" and were accounted for as acquisitions of assets between entities under common control.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)

Delek Logistics is a variable interest entity, as defined under GAAP, and is consolidated into our condensed consolidated financial statements, representing our logistics segment. With the exception of intercompany balances and the marketing agreement intangible asset and Delek's related deferred revenue which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, as presented below, are included in the consolidated balance sheets of Delek (unaudited, in millions).

	September 30, 2018	December 31, 2017

ASSETS
Cash and cash equivalents	$19.0	$4.7
Accounts receivable	21.8	23.0
Accounts receivable from related parties	51.2	1.1
Inventory	4.2	20.9
Other current assets	0.4	0.7
Property, plant and equipment, net	314.7	255.1
Equity method investments	105.2	106.5
Goodwill	12.2	12.2
Intangible assets, net	155.9	15.9
Other non-current assets	9.0	3.4
Total assets	$693.6	$443.5
LIABILITIES AND DEFICIT
Accounts payable	$11.5	$19.1
Accrued expenses and other current liabilities	14.7	12.6
Long-term debt	776.7	422.6
Asset retirement obligations	5.1	4.1
Other non-current liabilities	16.0	14.3
Deficit	(130.4)	(29.2)
Total liabilities and deficit	$693.6	$443.5

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Transaction costs incurred by the Company in connection with the Alon Partnership Merger totaled approximately $3.0 million for the nine months ended September 30, 2018. Such costs were included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of September 30, 2018, the Alon Partnership is included in Delek's condensed consolidated balance sheet as a wholly-owned subsidiary.

Note 4 - Equity Method Investments
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
Below are the summarized results of operations of Alon (in millions) for the nine months ended September 30, 2017, inclusive of the period through June 30, 2017 during which time Alon was accounted for as an equity method investment:

Income Statement Information	Nine Months Ended September 30, 2017
Revenue	$2,269.7
Gross profit	351.2
Pre-tax income	20.0
Net income	15.0
Net income attributable to Alon	9.5

Notes to Condensed Consolidated Financial Statements (Unaudited)

Delek Logistics has two joint ventures that own and operate logistics assets, and which serve third parties and subsidiaries of Delek. As of September 30, 2018 and December 31, 2017, Delek Logistics' investment balance in these joint ventures was $105.2 million and $106.5 million, respectively, and was accounted for using the equity method.
In July 2017, Delek Renewables, LLC invested in a joint venture with an unrelated third party that was formed to plan, develop, construct, own, operate and maintain a terminal consisting of an ethanol unit train facility with an ethanol tank in North Little Rock, Arkansas. This investment was financed through cash from operations. As of both September 30, 2018 and December 31, 2017, Delek Renewables, LLC's investment balance in this joint venture was $2.1 million and was accounted for using the equity method. The investment in this joint venture is reflected in the refining segment.
Effective with the Delek/Alon Merger, we acquired a 50% interest in two joint ventures that own asphalt terminals located in Fernley, Nevada, and Brownwood, Texas. On May 21, 2018, Delek sold its 50% interest in the asphalt terminal located in Fernley, Nevada (see Note 5 for further discussion). As of September 30, 2018, Delek's investment balance in the Brownwood, Texas joint venture was $24.0 million and as of December 31, 2017, Delek's investment balance in both joint ventures was $29.4 million. These investments are accounted for using the equity method and are included as part of total assets in the corporate, other and eliminations segment.

Note 5. Discontinued Operations and Assets Held for Sale
California Discontinued Entities
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
On March 16, 2018, Delek sold to World Energy, LLC (i) all of Delek’s membership interests in AltAir (ii) certain refining assets and other related assets located in Paramount, California and (iii) certain associated tank farm and pipeline assets and other related assets located in California. Upon final settlement, Delek expects to receive net cash proceeds of approximately $85.9 million, subject to a post-closing working capital settlement, Delek’s portion of the expected biodiesel tax credit for 2017 and certain customary adjustments. The sale resulted in a loss on sale of discontinued operations totaling approximately $41.2 million during the nine months ended September 30, 2018 (none during the three months ended September 30, 2018). Of the total expected proceeds, $70.4 million was received during the nine months ended September 30, 2018 ($14.9 million of which were included in net cash flows from investing activities in discontinued operations), with the remainder expected to be collected upon final settlement. In connection with the sale, the remaining assets and liabilities associated with the sold operations that were not included in the assets and liabilities acquired/assumed by the buyer were reclassified into assets and liabilities held and used (relating to continuing operations) and are presented as such in our September 30, 2018 balance sheet.
The transaction to dispose of certain assets and liabilities associated with our Long Beach, California refinery to Bridge Point Long Beach, LLC closed July 17, 2018 resulting in initial cash proceeds of approximately $14.5 million, net of expenses, and resulting in a gain on sale of discontinued operations of approximately $1.4 million during the three and nine months ended September 30, 2018.
The carrying amount of the major classes of assets and liabilities of the California Discontinued Entities included in assets held for sale and liabilities associated with assets held for sale are as follows (in millions):

December 31, 2017
Assets held for sale:
Cash and cash equivalents	$10.1
Accounts receivable	7.9
Inventory	1.9
Other current assets	1.3
Property, plant & equipment, net	130.0
Other intangibles, net	6.6
Other non-current assets	2.2
Assets held for sale	$160.0
Liabilities associated with assets held for sale:
Accrued expenses and other current liabilities	$9.5
Deferred tax liabilities	63.9
Other non-current liabilities	32.5
Liabilities associated with assets held for sale	$105.9

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net revenues	$—	38.3	32.5	38.3
Cost of sales:
Cost of materials and other	—	(32.4)	3.8	(32.4)
Operating expenses (excluding depreciation and amortization)	(0.6)	(8.4)	(9.4)	(8.4)
Total cost of sales	(0.6)	(40.8)	(5.6)	(40.8)
General and administrative expenses	—	(2.9)	(1.1)	(2.9)
Other operating income, net	—	—	0.3	—
Interest expense	—	(1.0)	—	(1.0)
Interest income	—	—	3.0	—
Income (loss) on sale of California Discontinued Entities	1.4	—	(39.8)	—
income (loss) from discontinued operations before taxes	0.8	(6.4)	(10.7)	(6.4)
Income tax expense (benefit)	0.3	(2.3)	(2.2)	(2.3)
Income (loss) from discontinued operations, net of tax	$0.5	$(4.1)	$(8.5)	$(4.1)

The net assets of the California Discontinued Entities include a non-controlling interest totaling $10.5 million as of December 31, 2017, related to AltAir. Net income attributable to non-controlling interest included $8.1 million related to AltAir for the nine months ended September 30, 2018 (none for the three months ended September 30, 2018).
Asphalt Terminals Held for Sale
On February 12, 2018, Delek announced it had reached a definitive agreement to sell certain assets and operations of four asphalt terminals (included in Delek's corporate/other segment), as well as an equity method investment in an additional asphalt terminal, to an affiliate of Andeavor. This transaction includes asphalt terminal assets in Bakersfield, Mojave and Elk Grove, California and Phoenix, Arizona, as well as Delek’s 50 percent equity interest in the Paramount-Nevada Asphalt Company, LLC joint venture that operates an asphalt terminal located in Fernley, Nevada. On May 21, 2018, Delek completed the transaction and received net proceeds of approximately $110.8 million, inclusive of the $75.0 million base proceeds as well as certain preliminary working capital adjustments. The assets associated with the owned terminals met the definition of held for sale pursuant to ASC 360 as of February 1, 2018, but did not meet the definition of discontinued operations pursuant to ASC 205-20, as the sale of these asphalt assets does not represent a strategic shift that will have a major effect on the entity's operations and financial results. Accordingly, depreciation ceased as of February 1, 2018, and the assets to be sold were reclassified to assets held for sale as of that date and were written down to the estimated fair value less costs to sell, resulting in an impairment loss on assets held for sale of $27.5 million for the nine months ended September 30, 2018 (none for the three months ended September 30, 2018). All goodwill associated with the asphalt operations sold was written off in connection with the impairment charge discussed above. In connection with the completion of the sale transaction, we recognized a gain of approximately $13.2 million, resulting primarily from the recognition of certain additional proceeds at closing associated with the asphalt terminals which were not previously determinable/probable and the recognition of the gain on the sale of the joint venture which was not previously recognized as held for sale (as it did not meet the criteria). Such gain on sale of the asphalt assets is reflected in results of continuing operations on the accompanying consolidated income statement.
These associated assets did not meet the definition of held for sale pursuant to ASC 360 as of December 31, 2017, and therefore were not reflected as held for sale nor as discontinued operations in the consolidated financial statements as of and for the year ended December 31, 2017.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6 - Inventory
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
Carrying value of inventories consisted of the following (in millions):

	September 30, 2018	December 31, 2017
Refinery raw materials and supplies	$443.1	$308.0
Refinery work in process	126.3	79.2
Refinery finished goods	312.1	366.4
Retail fuel	12.3	8.3
Retail merchandise	25.9	25.6
Logistics refined products	4.2	20.9
Total inventories	$923.9	$808.4

At September 30, 2018, we recorded a pre-tax inventory valuation reserve of $0.6 million, $0.6 million of which related to LIFO inventory due to a market price decline below our average cost of certain inventory products, which is subject to reversal in subsequent periods, not to exceed LIFO cost, should market prices recover. At December 31, 2017, we recorded a pre-tax inventory valuation reserve of $2.4 million, $1.5 million of which related to LIFO inventory, which reversed in the first quarter of 2018, as the inventories associated with the valuation adjustment at the end of 2017 were sold or used. We recognized gains (losses) related to pre-tax inventory valuation of $0.1 million and $1.8 million for the three and nine months ended September 30, 2018, respectively, and $12.0 million and $(1.5) million for the three and nine months ended September 30, 2017, respectively. These gains (losses) were recorded as a component of cost of materials and other in the accompanying condensed consolidated statements of income.
Permanent Liquidations
We incurred a reduction in a LIFO layer resulting in liquidation (loss) gain in our refinery inventory of $(0.1) million and $(0.3) million during the three and nine months ended September 30, 2018, respectively, and $0.4 million and $0.2 million during the three and nine months ended September 30, 2017, respectively. These liquidation (losses) gains were recognized as a component of cost of materials and other in the accompanying condensed consolidated statements of income. Such liquidations become permanent to the extent that they do not reverse at the end of our annual period.

Note 7 - Crude Oil Supply and Inventory Purchase Agreements
Delek has Master Supply and Offtake Agreements (the "Supply and Offtake Agreements") with J. Aron & Company ("J. Aron").
El Dorado refinery operations
Throughout the term of the Supply and Offtake Agreement that supports the operations of our refinery located in El Dorado, Arkansas (the "El Dorado Supply and Offtake Agreement"), which was amended on February 27, 2017 to change, among other things, certain terms related to pricing and an extension of the maturity date to April 30, 2020, Lion Oil Company ("Lion Oil") (as the primary legal entity associated with the El Dorado refinery for purposes of this Agreement) and J. Aron will identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron will supply up to 100,000 bpd of crude oil to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron will be purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined products from the El Dorado refinery at an estimated daily market price, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a receivable related to this monthly settlement of $11.9 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively. Also pursuant to the El Dorado Supply and Offtake Agreement and other related agreements, Lion Oil will endeavor to arrange potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer title to the applicable products to Lion Oil.
This arrangement is accounted for as a product financing arrangement. Delek incurred fees payable to J. Aron under the El Dorado Supply and Offtake Agreement of $2.7 million and $8.3 million during the three and nine months ended September 30, 2018, respectively, and $2.5 million and $7.3 million during the three and nine months ended September 30, 2017, respectively. These amounts are included as a component of interest expense in the condensed consolidated statements of income. Upon any termination of the El Dorado Supply and Offtake Agreement, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
Upon the expiration of the El Dorado Supply and Offtake Agreement on April 30, 2020, or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices. At September 30, 2018 and December 31, 2017, Delek had 3.0 million barrels and 3.0 million barrels, respectively, of inventory consigned from J. Aron under the El Dorado Supply and Offtake Agreement, and we have recorded liabilities associated with this consigned inventory of $204.2 million and $181.9 million, respectively, in the condensed consolidated balance sheets.
Alon refinery operations
Effective with the Delek/Alon Merger, we assumed Alon's existing Supply and Offtake Agreements and other associated agreements with J. Aron to support the operations of our Big Spring, Krotz Springs and California refineries (as further defined in Note 14) and certain of our asphalt terminals (together, the “Alon Supply and Offtake Agreements”). Pursuant to the Alon Supply and Offtake Agreements, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market prices, crude oil for processing at these refineries and (ii) we agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced at these refineries. The Alon Supply and Offtake Agreements also provide for the sale, at market prices, of our crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage facilities and the identification of prospective purchasers of refined products on J. Aron’s behalf. The Supply and Offtake Agreements for the Big Spring and Krotz Springs refineries have initial terms that expire in May 2021. The Supply and Offtake Agreement for the California refineries, which had an initial expiration date in May 2019, contained early termination provisions, and we elected to terminate the Supply and Offtake Agreement at the California refineries effective on May 31, 2018. J. Aron may elect to terminate the Supply and Offtake Agreements for the Big Spring and Krotz Springs refineries prior to the expiration of the initial term beginning in May 2019 and upon each anniversary thereafter, on six months' prior notice. We may elect to terminate the agreements at the Big Spring and Krotz Springs refineries in May 2020 on six months' prior notice.
These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a net payable related to this monthly settlement of $(0.3) million and $(4.4) million as of September 30, 2018 and December 31, 2017, respectively.
These arrangements are accounted for as product financing arrangements. Delek incurred fees payable to J. Aron of $3.6 million and $10.4 million during the three and nine months ended September 30, 2018, respectively, and $2.3 million during the three months ended September 30, 2017. These amounts are included as a component of interest expense in the condensed consolidated statements of income. Upon any termination of the Alon Supply and Offtake Agreements, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
Upon the expiration of the Alon Supply and Offtake Agreements, or upon any earlier termination, Delek will be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices. At September 30, 2018 and December 31, 2017, Delek had 3.3 million barrels and 3.5 million barrels, respectively, of inventory consigned from J. Aron under the Alon Supply and Offtake Agreements, and we have recorded liabilities associated with this consigned inventory of $274.5 million and $253.7 million, respectively, in the condensed consolidated balance sheets.
In connection with the Alon Supply and Offtake Agreement for our Krotz Springs refinery, we have granted a security interest to J. Aron in certain assets (including all of its accounts receivable and inventory) to secure its obligations to J. Aron.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 - Long-Term Obligations and Notes Payable
Outstanding borrowings, net of unamortized debt discounts and certain deferred financing costs, under Delek’s existing debt instruments are as follows (in millions):

	September 30, 2018	December 31, 2017
Revolving Credit Facility	$300.0	$—
Term Loan Credit Facility (1)	685.3	—
DKL Credit Facility	533.2	179.9
DKL Notes (2)	243.5	242.7
Convertible Notes (3)	—	146.0
Reliant Bank Revolver	30.0	17.0
Promissory Notes	70.0	95.1
Wells Term Loan (4)	—	40.5
Wells Revolving Loan	—	45.0
Lion Term Loan Facility (5)	—	203.4
Alon Partnership Credit Facility	—	100.0
Alon Partnership Term Loan	—	237.5
Alon Term Loan Credit Facilities (6)	—	72.4
Alon Retail Credit Facilities (7)	—	86.1
	1,862.0	1,465.6
Less: Current portion of long-term debt and notes payable	32.0	590.2
	$1,830.0	$875.4

(1)	The Term Loan Credit Facility is net of deferred financing costs of $2.5 million and debt discount of $8.7 million at September 30, 2018.

(2)
The DKL Notes are net of deferred financing costs of $4.9 million and $5.6 million, respectively, and debt discount of $1.6 million and $1.7 million, respectively, at September 30, 2018 and December 31, 2017.

(3)	The Convertible Notes were extinguished on September 17, 2018, as further discussed below, and were net of debt discount of $4.0 million at December 31, 2017.

(4)	The Wells Term Loan was extinguished on March 30, 2018, as further discussed below, and was net of deferred financing costs of a nominal amount and debt discount $0.3 million at December 31, 2017.

(5)
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

Notes to Condensed Consolidated Financial Statements (Unaudited)

We recorded a loss on extinguishment of debt totaling approximately $9.1 million during the nine months ended September 30, 2018 in connection with the Refinancing.
Interest and Unused Line Fees
The interest rates applicable to borrowings under the Term Loan Credit Facility and the Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to either, at Delek’s option, (i) a base rate, plus an applicable margin, or (ii) a reserve-adjusted London Interbank Offered Rate ("LIBOR"), plus an applicable margin (or, in the case of Revolving Credit Facility borrowings denominated in Canadian dollars, the Canadian dollar bankers' acceptances rate ("CDOR")). The initial applicable margin for all Term Loan Credit Facility borrowings was 1.50% per annum with respect to base rate borrowings and 2.50% per annum with respect to LIBOR borrowings.
On October 26, 2018, Delek entered into an amendment to the Term Loan Credit Facility (the “First Amendment”) to reduce the margin on certain borrowings under the Term Loan Credit Facility and incorporate certain other changes. The First Amendment prospectively decreases the applicable margins for borrowings under (i) Base Rate Loans from 1.50% to 1.25% and (ii) LIBOR Rate Loans from 2.50% to 2.25%, as such terms are defined in the Term Loan Credit Facility.  The decreases to the applicable margins became effective upon execution of the First Amendment.
The initial applicable margin for Revolving Credit Facility borrowings was 0.25% per annum with respect to base rate borrowings and 1.25% per annum with respect to LIBOR and CDOR borrowings, and the applicable margin for such borrowings after September 30, 2018 is based on Delek’s excess availability as determined by reference to a borrowing base, ranging from 0.25% to 0.75% per annum with respect to base rate borrowings and from 1.25% to 1.75% per annum with respect to LIBOR and CDOR borrowings.
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
Additional Information
At September 30, 2018, the weighted average borrowing rate under the Revolving Credit Facility was 5.50% and was comprised entirely of a base rate borrowing, and the principal amount outstanding thereunder was $300.0 million. Additionally, there were letters of credit issued of approximately $143.5 million as of September 30, 2018 under the Revolving Credit Facility. Unused credit commitments under the Revolving Credit Facility, as of September 30, 2018, were approximately $556.5 million
At September 30, 2018, the weighted average borrowing rate under the Term Loan Credit Facility was approximately 4.74% comprised entirely of a LIBOR borrowing and the principal amount outstanding thereunder was approximately $696.5 million.

Notes to Condensed Consolidated Financial Statements (Unaudited)

DKL Credit Facility
At December 31, 2017, Delek Logistics had a $700.0 million senior secured revolving credit agreement with Fifth Third Bank ("Fifth Third"), as administrative agent, and a syndicate of lenders (the "2014 Facility") with a $100.0 million accordion feature, bearing interest at (i) either a U.S. prime dollar rate or a LIBOR Rate for borrowings denominated in U.S. Dollars, or (ii) either a Canadian dollar prime rate, or a Canadian Dealer Offered Rate, for borrowing denominated in Canadian dollars (in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency). The 2014 Facility had a maturity date of December 30, 2019. Outstanding borrowings at December 31, 2017 were $179.9 million. The obligations under the 2014 Facility were secured by a first priority lien on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek provided a limited guaranty of Delek Logistics' obligations under the 2014 Facility.
On September 28, 2018, Delek Logistics and all of its subsidiaries entered into a third amended and restated senior secured revolving credit agreement, which amended and restated the 2014 Facility (hereafter, the "DKL Credit Facility") with Fifth Third, as administrative agent, and a syndicate of lenders. The DKL Credit Facility contains a dual currency borrowing tranche that permits draw downs in U.S. or Canadian dollars. Under the terms of the DKL Credit Facility, among other things, the lender commitments were increased from $700.0 million to $850.0 million. The DKL Credit Facility also contains an accordion feature whereby the Partnership can increase the size of the credit facility to an aggregate of $1.0 billion, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
The obligations under the DKL Credit Facility remain secured by first priority liens on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek continues to provide a limited guaranty of Delek Logistics' obligations under the DKL Credit Facility. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the "Holdings Note") and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the DKL Credit Facility lenders. As of both September 30, 2018 and December 31, 2017, the principal amount of the Holdings Note was $102.0 million.
The DKL Credit Facility has a maturity date of September 28, 2023. Borrowings under the DKL Credit Facility bear interest at either a U.S. dollar prime rate, Canadian prime rate, LIBOR, or a Canadian Dealer Offered Rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin in each case and the fee payable for the unused revolving commitments vary based upon Delek Logistics' most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the DKL Credit Facility. At September 30, 2018, the weighted average borrowing rate was approximately 4.86%. Additionally, the DKL Credit Facility requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2018, this fee was 0.40% per year.
As of September 30, 2018, Delek Logistics had $533.2 million of outstanding borrowings under the DKL Credit Facility, with no letters of credit in place. Unused credit commitments under the DKL Credit Facility, as of September 30, 2018, were $316.8 million.
DKL Notes
On May 23, 2017, Delek Logistics and Delek Logistics Finance Corp. (collectively, the “Issuers”) issued $250.0 million in aggregate principal amount of 6.75% senior notes due 2025 (the “DKL Notes”) at a discount. The DKL Notes are general unsecured senior obligations of the Issuers. The DKL Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics' existing subsidiaries (other than Delek Logistics Finance Corp., the "Guarantors") and will be unconditionally guaranteed on the same basis by certain of Delek Logistics' future subsidiaries. The DKL Notes rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right of payment to any future subordinated indebtedness of the Issuers. Interest on the DKL Notes is payable semi-annually in arrears on each May 15 and November 15, commencing November 15, 2017.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)

In connection with the issuance of the DKL Notes, the Issuers and the Guarantors entered into a registration rights agreement, whereby the Issuers and the Guarantors were required to exchange the DKL Notes for new notes with terms substantially identical in all material respects with the DKL Notes (except the new notes do not contain terms with respect to transfer restrictions). On April 25, 2018, Delek Logistics made an offer to exchange the DKL Notes and the related guarantees that were validly tendered and not validly withdrawn for an equal principal amount of exchange notes that are freely tradeable, as required under the terms of the original indenture (the “Exchange Offer”). The Exchange Offer expired on May 23, 2018 (the "Expiration Date"). The terms of the exchange notes that were issued as a result of the Exchange Offer (also referred to as the "2025 Notes") are substantially identical to the terms of the original DKL Notes.
As of September 30, 2018, we had $250.0 million in outstanding principal amount under the DKL Notes.
Alon Convertible Senior Notes (share values in dollars)
In connection with the Delek/Alon Merger, Alon, New Delek and U.S. Bank National Association, as trustee (the “Trustee”) entered into a First Supplemental Indenture (the “Supplemental Indenture”), effective as of July 1, 2017, supplementing the Indenture, dated as of September 16, 2013 (the “Original Indenture”; the Original Indenture, as amended by the Supplemental Indenture, is referred to as the "Indenture"), pursuant to which Alon issued its 3.00% Convertible Senior Notes due 2018 (the “ Convertible Notes”) in the aggregate principal amount of $150.0 million, which were convertible into shares of Alon’s Common Stock, par value $0.01 per share or cash or a combination of cash and Alon Common Stock, at Alon's election, all as provided in the Indenture. The Supplemental Indenture provided that, as of the Effective Time, the right to convert each $1,000 principal amount of the Notes based on a number of shares of Alon Common Stock equal to the Conversion Rate (as defined in the Indenture) in effect immediately prior to the Merger was changed into a right to convert each $1,000 principal amount of Notes into or based on a number of shares of New Delek Common Stock (at the exchange rate of 0.504), par value $0.01 per share, equal to the Conversion Rate in effect immediately prior to the Merger. In addition, the Supplemental Indenture provided that, as of the Effective Time, New Delek fully and unconditionally guaranteed, on a senior basis, Alon’s obligations under the Convertible Notes.
Interest on the Convertible Notes was payable in arrears in March and September of each year. The Convertible Notes were not redeemable at our option prior to maturity. Under the terms of the Convertible Notes, the holders of the Convertible Notes could not require us to repurchase all or part of the notes except for instances of a fundamental change, as defined in the indenture.
The holders of the Convertible Notes could convert their notes at any time after June 15, 2018 into a settlement amount determined in accordance with the terms of the Indenture. The Convertible Notes could be converted into shares of New Delek Common Stock, into cash, or into a combination of cash and shares of New Delek Common Stock, at our election. In May 2018, we made the election and notified holders of our intention to satisfy the principal amount outstanding with cash and the incremental value of the conversion options with shares at maturity.
The conversion rate of the Convertible Notes was subject to adjustment upon the occurrence of certain events, including cash dividend adjustments. On September 17, 2018, Delek settled the Convertible Notes for a combination of cash and shares of New Delek Common Stock. The maturity settlement in respect of the Convertible Notes consisted of (i) cash payments totaling approximately $152.5 million which included a cash payment for outstanding principal of $150.0 million, a cash payment for accrued interest of approximately $2.2 million, a cash payment for dividends of approximately $0.3 million and a nominal cash payment in lieu of fractional shares, and (ii) the issuance of approximately 2.7 million shares of New Delek Common Stock to holders of the Convertible Notes (the “Conversion Shares”). The issuance of the Conversion Shares was made in exchange for the Convertible Notes pursuant to an exemption from the registration requirements provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
Prior to the conversion, the conversion feature met the definition for recognition as a bifurcated equity instrument. At December 31, 2017, the conversion feature equity instrument totaled $26.6 million and was included in additional paid-in capital on the accompanying condensed consolidated balance sheets.
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
The Call Options were intended to reduce the potential dilution with respect to our common stock upon conversion of the Convertible Notes or upon settlement of the incremental value of the conversion options associated with the Convertible Notes in shares, as well as offset any potential cash payments we would be required to make in excess of the principal amount upon any conversion of the notes. As of December 31, 2017, the Call Options totaling $23.3 million were included as a reduction of additional paid-in capital on the condensed consolidated balance sheets. The Call Options were separate transactions and were not part of the terms of the Convertible Notes and were excluded from classification as a derivative as the amount could be settled in our stock. Holders of the Convertible Notes did not have any rights with respect to the Call Options.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On September 17, 2018, we exercised the Call Options in connection with the settlement of the Convertible Notes and received approximately 2.7 million shares of our common stock from the Call Option counterparties. On a net basis, the settlement of the Convertible Notes and the exercise of the Call Options resulted in no net dilution to our common stock.
Warrant Transactions
In connection with the Convertible Notes offering, Alon also entered into warrant transactions (the “Warrants”) whereby warrants to acquire Alon common stock were sold to the Hedge Counterparties. In connection with the Delek/Alon Merger, Alon, Delek and the Hedge Counterparties entered into amended and restated Warrants which allow the Hedge Counterparties to purchase up to approximately 5.7 million shares of New Delek Common Stock, subject to customary anti-dilution adjustments. As of September 30, 2018, the Warrants had an adjusted strike price of approximately $35 per share of New Delek Common Stock. The Warrants require settlement on a net-share basis and will expire in April 2019. As of both September 30, 2018 and December 31, 2017, Warrants totaling $14.3 million have been included in additional paid-in capital on the condensed consolidated balance sheets.
The Warrants are separate transactions and are not part of the terms of the Convertible Notes and are excluded from classification as a derivative as the amount could be settled in our stock. Holders of the Convertible Notes did not have any rights with respect to the Warrants.
Reliant Bank Revolver
Delek has an unsecured revolving credit agreement with Reliant Bank (the "Reliant Bank Revolver"), which was amended on June 20, 2018 to extend the maturity by two years to June 28, 2020, reduce the fixed interest rate from 5.25% to 4.75% per annum and increase the maximum borrowing amount for loans from $17.0 million to $30.0 million. The Reliant Bank Revolver requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of September 30, 2018, we had $30.0 million outstanding and had no unused credit commitments under the Reliant Bank Revolver
Promissory Notes
Delek had a $50.0 million promissory note with Ergon, Inc. that required Delek to make annual amortization payments of $10.0 million each, commencing April 29, 2013, and with interest computed at a fixed rate equal to 4.0% per annum. The Ergon Note matured on April 29, 2017 and was paid in full.
On May 14, 2015, in connection with the Company’s closing of the Alon Acquisition, the Company issued the Alon Israel Note in the amount of $145.0 million, which was payable to Alon Israel. The Alon Israel Note bears interest at a fixed rate of 5.5% per annum and requires five annual principal amortization payments of $25.0 million beginning in January 2016 followed by a final principal amortization payment of $20.0 million at maturity on January 4, 2021. In October 2015, we prepaid the first annual principal amortization payment in the amount of $25.0 million, along with all interest due on the prepaid amount. On December 22, 2015, Alon Israel assigned the remaining $120.0 million of principal and all accrued interest due under the Alon Israel Note to assignees under four new notes in substantially the same form and on the same terms as the Alon Israel Note (collectively, the "Alon Successor Notes"). The $120.0 million total principal of the four Alon Successor Notes collectively require the same principal amortization payments and schedule as under the Alon Israel Note, with payments due under each Alon Successor Note commensurate to such note's pro rata share of $120.0 million in assigned principal. As of September 30, 2018, a total principal amount of $70.0 million was outstanding under the Alon Successor Notes.
As of December 31, 2017, one of our retail companies had a loan that was to mature in 2019 with an outstanding balance of $0.1 million and the interest rate was fixed at 9.70%. This loan was extinguished in connection with the Refinancing on March 30, 2018.
Restrictive Covenants
Under the terms of our Revolving Credit Facility, Term Loan Credit Facility, DKL Credit Facility, DKL Notes and Reliant Bank Revolver, we are required to comply with certain usual and customary financial and non-financial covenants. The terms and conditions of the Revolving Credit Facility include periodic compliance with a springing minimum fixed charge coverage ratio financial covenant if excess availability under the revolver borrowing base is below certain thresholds, as defined in the credit agreement. The Term Loan Credit Facility does not have any financial maintenance covenants. The Convertible Notes did not contain any maintenance financial covenants. We believe we were in compliance with all covenant requirements under each of our credit facilities as of September 30, 2018.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)

Obligations Extinguished in Connection with the 2018 Refinancing
Wells ABL
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
Lion Term Loan
Our subsidiary, Lion Oil, had a term loan credit facility with Fifth Third, as administrative agent, and a syndicate of lenders, which, as amended and restated, had a total loan size of $275.0 million (the "Lion Term Loan"). This facility was extinguished in connection with the Refinancing on March 30, 2018. The Lion Term Loan required Lion Oil to make quarterly principal amortization payments of approximately $6.9 million each, commencing on September 30, 2015, with a final balloon payment due at maturity on May 14, 2020. The Lion Term Loan was secured by, among other things, (i) certain assets of Lion Oil and its subsidiaries, (ii) all shares in Lion Oil, (iii) any subordinated and common units of Delek Logistics held by Lion Oil, and (iv) the ALJ Shares. Additionally, the Lion Term Loan was guaranteed by Old and New Delek and the subsidiaries of Lion Oil. Interest on the unpaid balance of the Lion Term Loan was computed at a rate per annum equal to LIBOR or a base rate, at our election, plus the applicable margins, subject in each case to an all-in interest rate floor of 5.50% per annum.
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
Partnership Term Loan Credit Facility
The Alon Partnership had a $250.0 million term loan with Credit Suisse AG, as administrative agent (the “Alon Partnership Term Loan”). This term loan was extinguished in connection with the Refinancing on March 30, 2018. The Alon Partnership Term Loan required principal payments of $2.5 million per annum paid in equal quarterly installments until maturity in November 2018, at which time a balloon payment was to be due for any remaining principal outstanding. The Alon Partnership Term Loan bore interest at a rate per annum equal to LIBOR (subject to a floor of 1.25%) or a base rate plus the applicable margins. The Alon Partnership Term Loan was guaranteed by Alon USA Partners GP, LLC, Alon Assets, Inc. and certain subsidiaries of the Alon Partnership, and was secured by a first priority lien on all of the Alon Partnership’s fixed assets and other specified property, as well as on the general partner interest in the Alon Partnership held by the Alon General Partner, and a second priority lien on the Alon Partnership’s cash, accounts receivables, inventories and related assets.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Alon Term Loan Credit Facilities
Alon Energy Term Loan
On March 27, 2014, Alon issued a promissory note to Bank Hapoalim B.M. in an original principal amount of $25.0 million (“Alon Energy Term Loan”), that was to mature in March 2019, but was refinanced on December 29, 2017 with the proceeds of a new promissory note to Bank Hapoalim in an original principal amount of $38.0 million ("New Alon Energy Term Loan"), maturing on December 29, 2022. The New Alon Energy Term Loan was extinguished in connection with the Refinancing on March 30, 2018. The New Alon Energy Term Loan required quarterly principal amortization payments of approximately $1.4 million each, commencing on March 30, 2018, and incurred interest at an annual rate equal to LIBOR plus an applicable margin. Additionally, Delek guaranteed all obligations under the New Alon Energy Term Loan.
Alon Asphalt Term Loan
Alon had a term loan owed to Export Development Canada secured by liens on certain of our asphalt terminals (“Alon Asphalt Term Loan”) in an original principal amount of $35.0 million. This loan was prepaid on March 29, 2018 in connection with the Refinancing on March 30, 2018. The Alon Asphalt Term Loan was guaranteed by Delek and certain subsidiaries of Alon and was also secured by pledges of equity of certain subsidiaries of Alon. The Alon Asphalt Term Loan required quarterly principal amortization payments of $3.9 million, commencing December 2018 until maturity in December 2020. The Alon Asphalt Term Loan bore interest at a rate equal to LIBOR plus an applicable margin.
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
Future Principal Maturities
Principal maturities of Delek's existing third-party debt instruments for the next five years (inclusive of the remainder of 2018) and thereafter are as follows as of September 30, 2018 (in millions):

	October 1 to December 31, 2018	2019	2020	2021	2022	Thereafter	Total
Revolving Credit Facility	$—	$—	$—	$—	$—	$300.0	$300.0
Term Loan Credit Facility	1.8	7.0	7.0	7.0	7.0	666.7	696.5
DKL Credit Facility	—	—	—	—	—	533.2	533.2
DKL Notes	—	—	—	—	—	250.0	250.0
Reliant Bank Revolver	—	—	30.0	—	—	—	30.0
Promissory Notes	—	25.0	25.0	20.0	—	—	70.0
Convertible Notes	—	—	—	—	—	—	—
Total	$1.8	$32.0	$62.0	$27.0	$7.0	$1,749.9	$1,879.7

Notes to Condensed Consolidated Financial Statements (Unaudited)

Interest-Rate Derivative Instruments
Effective with the Delek/Alon Merger, we assumed Alon's interest rate swap agreements that were to mature in March 2019, which effectively fixed the variable LIBOR interest component of the term loans within the Alon Retail Credit Agreement. These interest rate swap agreements were terminated in connection with the Refinancing on March 30, 2018. These interest rate swaps were accounted for as cash flow hedges. See Note 16 for further information regarding the interest rate swap agreements.

Note 9 - Other Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	September 30, 2018	December 31, 2017
Prepaid expenses	$15.0	$17.6
Short-term derivative assets (see Note 16)	30.2	15.9
Income and other tax receivables	15.1	74.9
RINs Obligation surplus (see Note 15)	—	1.1
Commodity investments	6.9	—
Other	21.2	20.4
Total	$88.4	$129.9

The detail of other non-current assets is as follows (in millions):

Other Non-Current Assets	September 30, 2018	December 31, 2017
Prepaid tax asset	$—	$56.2
Deferred financing costs	11.7	5.9
Long-term income tax receivables	2.1	2.1
Supply and Offtake receivable	32.7	46.3
Long-term derivative assets (see Note 16)	3.6	—
Other	9.9	16.3
Total	$60.0	$126.8

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	September 30, 2018	December 31, 2017
Income and other taxes payable	$128.1	$154.1
Short-term derivative liabilities (see Note 16)	19.8	54.4
Interest payable	13.2	13.0
Employee costs	41.4	46.6
Environmental liabilities (see Note 17)	7.3	7.2
Product financing agreements	—	72.3
RINs Obligation deficit (see Note 15)	8.0	130.8
Accrued utilities	7.5	9.4
Tank inspection liabilities	7.7	10.7
Crude liabilities	127.1	34.5
Other	24.5	31.9
Total	$384.6	$564.9

Notes to Condensed Consolidated Financial Statements (Unaudited)

The detail of other non-current liabilities is as follows (in millions):

Other Non-Current Liabilities	September 30, 2018	December 31, 2017
Pension and other postemployment benefit liabilities, net (see Note 18)	$4.5	$37.0
Long-term derivative liabilities (see Note 16)	0.4	0.9
Liability for unrecognized tax benefits	7.5	6.1
Above-market leases	9.8	11.2
Tank inspection liabilities	9.9	11.7
Other	5.7	16.1
Total	$37.8	$83.0

Note 10 - Stockholders' Equity
Changes to equity during the nine months ended September 30, 2018 are presented below (in millions, except per share amounts):

	Delek Stockholders' Equity	Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
Balance at December 31, 2017	$1,650.6	$313.6	$1,964.2
Net income	224.0	29.0	253.0
Net unrealized loss on cash flow hedges, net of income tax benefit of $2.3 million and ineffectiveness gain of $0.7 million	(8.2)	—	(8.2)
Foreign currency translation loss	(0.4)	—	(0.4)
Other comprehensive income related to postretirement benefit plans	7.0	—	7.0
Other comprehensive income related to interest rate contracts	(0.5)	—	(0.5)
Common stock dividends ($0.70 per share)	(58.8)	—	(58.8)
Distributions to non-controlling interests	—	(21.5)	(21.5)
Equity-based compensation expense	15.3	0.3	15.6
Issuance of stock for non-controlling interest repurchase, net of tax	140.5	(127.0)	13.5
De-recognition of non-controlling interest	—	(18.7)	(18.7)
Cumulative effect of adopting accounting principle regarding income tax effect of intra-equity transfers (see Note 1)	(29.9)	—	(29.9)
Shares issued in connection with settlement of Convertible Notes (see Note 8)	(0.3)	—	(0.3)
Shares received in connection with exercise of Call Options (see Note 8)	0.3	—	0.3
Repurchase of common stock	(207.4)	—	(207.4)
Taxes due to the net settlement of equity-based compensation	(10.8)	—	(10.8)
Balance at September 30, 2018	$1,721.3	$175.8	$1,897.1

Dividends
During the nine months ended September 30, 2018, our Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Record Date	Payment Date
February 26, 2018	$0.20	March 12, 2018	March 26, 2018
May 7, 2018	$0.25	May 21, 2018	June 4, 2018
August 7, 2018	$0.25	August 21, 2018	September 4, 2018

Notes to Condensed Consolidated Financial Statements (Unaudited)

Stock Repurchase Program
In December 2016, our Board of Directors authorized a share repurchase program for up to $150.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. We repurchased 762,623 shares, for a total of $25.0 million, pursuant to this repurchase program in December 2017.
During the three and nine months ended September 30, 2018, 1,906,308 and 4,847,511 shares of our common stock were repurchased, for a total of $92.1 million and $207.4 million, respectively. The purchases during the nine months ended September 30, 2018 include the 2.0 million shares of our common stock purchased from Alon Israel in connection with Delek’s rights pursuant to a Stock Purchase Agreement dated April 14, 2015, by and between Delek and Alon Israel. Alon Israel delivered a right of first offer notice to Delek on January 16, 2018, informing Delek of Alon Israel’s intention to sell the 2.0 million shares, and Delek accepted such offer on January 17, 2018. The total purchase price for the 2.0 million shares was approximately $75.3 million, or $37.64 per share.
On February 26, 2018, the Board of Directors approved a new $150.0 million authorization to repurchase Delek common stock. This amount has no expiration date and is in addition to any remaining amounts previously authorized. As of September 30, 2018, there was approximately $67.6 million of authorization remaining under Delek's aggregate stock repurchase program (based on repurchases that had settled as of September 30, 2018). On November 6, 2018, the Board of Directors authorized the repurchase of an additional $500.0 million of Delek common stock. This new authorization has no expiration and is in addition to any remaining amounts previously authorized.

Note 11 - Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), companies are required to apply an estimated annual tax rate to interim period results on a year-to-date basis; however, the estimated annual tax rate should not be applied to interim financial results if a reliable estimate cannot be made.  In this situation, the interim tax rate should be based on actual year-to-date results.  We used an estimated annual tax rate to record income taxes for the three and nine months ended September 30, 2018, and an actual year-to-date effective tax rate to record income taxes for the three and nine months ended September 30, 2017.
On December 22, 2017, the U.S. government enacted the Tax Reform Act, which makes broad and complex changes to the U.S. tax code, including a permanent reduction in the U.S. federal corporate tax rate from 35% to 21% (“Rate Reduction”). The Tax Reform Act also puts into place new tax laws that will apply prospectively, which include, but are not limited to, modifying the rules governing the deductibility of certain executive compensation; extending and modifying the additional first-year depreciation deduction to accelerate expensing of certain qualified property; creating a limitation on deductible interest expense; and, changing rules related to uses and limitations of net operating loss carryforwards.
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
The Company has not completed the accounting for the income tax effects of the Tax Reform Act. At December 31, 2017, the Company recorded a discrete net tax benefit of $166.9 million primarily related to provisional amounts under SAB 118 for the remeasurement of U.S. deferred tax assets and liabilities due to the Rate Reduction. Upon further analyses of certain aspects of the Act and refinement of our calculations during the three and nine months ended September 30, 2018, we adjusted our provisional amounts by an additional benefit (expense) of $0.5 million and $(2.1) million, respectively, which is included as a component of income tax expense from continuing operations. We also had a reclassification of $1.6 million from accumulated other comprehensive income to retained earnings for stranded tax effects as of September 30, 2018 resulting from the Tax Reform Act. See Note 1 for further information. We will continue to analyze and refine our calculations related to the measurement of these balances as supplemental legislation, regulatory guidance or evolving technical interpretations become available.
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

Notes to Condensed Consolidated Financial Statements (Unaudited)

Our effective tax rate was 21.5% and 20.3% for the three and nine months ended September 30, 2018, respectively, compared to 53.0% and 52.3% for the three and nine months ended September 30, 2017, respectively. The change in our effective tax rate was primarily due to the following: reduction to Federal tax rate attributable to continued adjustments to properly consider the impact of the Tax Reform Act (which reduced the U.S. federal corporate tax rate from 35% to 21%, as discussed above), combined with income tax benefit for federal tax credits attributable to the Company’s biodiesel blending operations for 2017 and the reversal of the deferred tax asset related to the previously held equity method investment in Alon in the third quarter of 2017, partially offset by tax expense associated with the impairment of assets held for sale during the first quarter of 2017.

Note 12 - Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 and Alon USA Energy, Inc. 2005 Long-Term Incentive Plans (the "Incentive Plans")
On May 8, 2018, the Company’s stockholders approved an amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan that increased the number of shares of Common Stock available for issuance under this plan by 4,500,000 shares to 8,900,000 shares.
Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $5.4 million ($4.3 million, net of taxes) and $15.6 million ($12.3 million, net of taxes) for the three and nine months ended September 30, 2018, respectively, and $4.1 million ($2.7 million, net of taxes) and $11.1 million ($7.2 million, net of taxes) for the three and nine months ended September 30, 2017, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of September 30, 2018, there was $50.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 3.1 years.
We issued 90,552 and 535,613 shares of common stock as a result of exercised or vested equity-based awards during the three and nine months ended September 30, 2018, respectively, and 57,149 and 257,602 during the three and nine months ended September 30, 2017, respectively. These amounts are net of 146,193 and 980,954 shares withheld to satisfy employee tax obligations related to the exercises and vestings during the three and nine months ended September 30, 2018, respectively, and 48,286 and 200,026 shares during the three and nine months ended September 30, 2017, respectively.
Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
Compensation expense for Delek Logistics GP equity-based awards was $0.2 million ($0.2 million, net of taxes) and $0.5 million ($0.4 million, net of taxes) for the three and nine months ended September 30, 2018, respectively, and $0.4 million ($0.3 million, net of taxes) and $1.3 million ($0.8 million, net of taxes) for the three and nine months ended September 30, 2017, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of September 30, 2018, there was $0.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.6 years.

Note 13 - Earnings (Loss) Per Share
Basic earnings per share (or "EPS") is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income (loss), as adjusted for changes to income that would result from the assumed settlement of the dilutive equity instruments included in diluted weighted average common shares outstanding, by the diluted weighted average common shares outstanding. For all periods presented, we have outstanding various equity-based compensation awards that are considered in our diluted EPS calculation when to do so would not be anti-dilutive, and is inclusive of awards disclosed in Note 12 to these condensed consolidated financial statements. For those instruments that are indexed to our common stock, they are generally dilutive when the market price of the underlying indexed share of common stock is in excess of the exercise price. Additionally, in connection with the Delek/Alon Merger (disclosed in Note 2), we assumed certain equity instruments, including conversion options (associated with Convertible Debt) and Warrants, that may be dilutive (see discussion of these instruments in Note 8). The Convertible Debt conversion options were dilutive during the period they were outstanding when the incremental EPS calculated by dividing the increase in income associated with the elimination of interest expense on the convertible debt, net of tax, by the number of shares that would be issued upon conversion using the treasury stock method (which is applicable because of the cash settlement feature associated with the underlying principal) is dilutive to the overall diluted EPS calculation. The Warrants are generally dilutive during the period they are outstanding when the market price of the underlying indexed share of common stock is in excess of the exercise price. All such instruments that may otherwise be dilutive may not be dilutive when there is net loss for the period. We also assumed Call Options in connection with the Delek/Alon Merger which were not reflected in the diluted weighted average common shares outstanding because to do so would have been antidilutive.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Numerator for EPS - continuing operations
Income from continuing operations	$185.8	$118.5	$261.5	$101.6
Less: Income from continuing operations attributed to non-controlling interest	6.5	10.0	20.9	19.8
Income from continuing operations attributable to Delek (numerator for basic EPS - continuing operations attributable to Delek)	179.3	108.5	240.6	81.8
Interest on convertible debt, net of tax	0.7	—	2.5	—
Numerator for diluted EPS - continuing operations attributable to Delek	$180.0	$108.5	$243.1	$81.8

Numerator for EPS - discontinued operations
Income (loss) from discontinued operations	$0.5	$(4.1)	$(8.5)	$(4.1)
Less: Income from discontinued operations attributed to non-controlling interest	—	—	8.1	—
Income (loss) from discontinued operations attributable to Delek	$0.5	$(4.1)	$(16.6)	$(4.1)

Weighted average common shares outstanding (denominator for basic EPS)	83,575,122	80,581,762	83,294,473	68,272,918
Dilutive effect of convertible debt	2,176,140	—	2,183,186	—
Dilutive effect of warrants	1,683,722	—	1,291,156	—
Dilutive effect of stock-based awards	1,586,276	663,643	1,600,298	703,056
Weighted average common shares outstanding, assuming dilution	89,021,260	81,245,405	88,369,113	68,975,974

EPS:
Basic income (loss) per share:
Income from continuing operations	$2.15	$1.35	$2.89	$1.20
Income (loss) from discontinued operations	$0.01	(0.05)	$(0.20)	(0.06)
Total basic income per share	$2.16	$1.30	$2.69	$1.14
Diluted income (loss) per share:
Income from continuing operations	$2.02	$1.34	$2.75	$1.19
Income (loss) from discontinued operations	$0.01	(0.05)	$(0.19)	(0.06)
Total diluted income per share	$2.03	$1.29	$2.56	$1.13

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be antidilutive:

Antidilutive stock-based compensation (because average share price is less than exercise price)	1,014,057	3,996,185	1,208,648	4,006,310

Antidilutive convertible debt instruments (because average share price is less than exercise price)	—	5,623,304	—	3,748,869

Antidilutive warrants (because average share price is less than exercise price)	—	5,612,581	—	3,741,721

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 - Segment Data
We aggregate our operating units into three reportable segments: refining, logistics and retail.
Our corporate activities, results of certain immaterial operating segments, including our Canadian crude trading operations, Alon's asphalt terminal operations effective with the Delek/Alon Merger, our equity method investment in Alon prior to the Delek/Alon Merger, as well as our discontinued Paramount and Long Beach, California refinery and California renewable fuels facility operations (acquired as part of the Delek/Alon Merger - see Note 5 for further discussion), and intercompany eliminations are reported in the corporate, other and eliminations segment. On March 16, 2018, Delek sold to World Energy, LLC (i) all of Delek’s membership interests in the California renewable fuels facility, (ii) certain refining assets and other related assets located in Paramount, California and (iii) certain associated tank farm and pipeline assets and other related assets located in California, as further discussed in Note 5. On May 21, 2018, Delek sold certain assets and operations of four asphalt terminals (included in Delek's corporate/other segment), as well as an equity method investment in an additional asphalt terminal, to an affiliate of Andeavor, as further discussed in Note 5. The transaction to dispose of certain assets and liabilities associated with our Long Beach, California refinery, to Bridge Point Long Beach, LLC, closed July 17, 2018, as further discussed in Note 5.
Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of the reportable segments based on the segment contribution margin. Segment contribution margin is defined as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization. Operations which are not specifically included in the reportable segments are included in the corporate and other category, which primarily consists of net revenues, operating costs and expenses, depreciation and amortization expense and interest income and expense associated with our discontinued operations (see Note 5 for further discussion) and with our corporate headquarters.
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
Our refining segment has service agreements with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services at the Tyler refinery, and effective March 1, 2018, at the Big Spring refinery (see Note 3 for further discussion regarding the new marketing agreement). These intercompany transaction fees in regards to the Tyler refinery were $5.7 million and $16.2 million during the three and nine months ended September 30, 2018, respectively, and $5.2 million and $14.8 million during the three and nine months ended September 30, 2017, respectively. The intercompany transaction fees in regards to the Big Spring refinery for the three and nine months ended September 30, 2018 were $3.3 million and $7.6 million, respectively. Additionally, the refining segment pays crude transportation, terminalling and storage fees to the logistics segment for the utilization of pipeline, terminal and storage assets, including effective March 1, 2018, those related to the Big Spring Logistic Assets Acquisition discussed further in Note 3. These fees were $54.1 million and $152.0 million during the three and nine months ended September 30, 2018, respectively, and $33.5 million and $97.7 million during the three and nine months ended September 30, 2017, respectively. The logistics segment also sold $0.3 million and $2.3 million of RINs to the refining segment during the three and nine months ended September 30, 2018, respectively, and $1.4 million and $3.9 million during the three and nine months ended September 30, 2017, respectively. The refining segment recorded sales revenues from the retail segment of $122.4 million and $340.9 million and from sales of asphalt to our other segment of $22.5 million and $33.6 million during the three and nine months ended September 30, 2018, respectively, and sales revenues from the logistics segment of $83.9 million and $265.7 million during the three and nine months ended September 30, 2018, respectively. The refining segment recorded revenues from sales to the retail segment of $90.6 million and sales of asphalt to our other segment of $7.7 million during the three and nine months ended September 30, 2017. Refining sales revenues from the logistics segment were $10.0 million and $27.1 million during the three and nine months ended September 30, 2017, respectively. All inter-segment transactions have been eliminated in consolidation.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Our logistics segment owns and operates crude oil and refined products logistics and marketing assets. The logistics segment generates revenue by charging fees for gathering, transporting and storing crude oil and for marketing, distributing, transporting and storing intermediate and refined products in select regions of the southeastern United States and west Texas for our refining segment and third parties, and sales of wholesale products in the west Texas market. The logistics segment is currently managing a long-term capital project on behalf of the Company for the construction of a gathering system in the Permian Basin and a long-haul crude oil pipeline that will originate in Midland, Texas and terminate in Houston, Texas. The logistics segment incurs the costs in connection with the construction of the assets and is subsequently reimbursed by the refining segment. These transactions are eliminated in consolidation.
Effective with the Delek/Alon Merger on July 1, 2017 (see Note 2), Delek's retail segment includes the operations of Alon's approximately 300 owned and leased convenience store sites located primarily in central and west Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel under the Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information.
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended September 30, 2018
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and sales)	$2,146.8	$100.3	$246.4	$1.7	$2,495.2
Intercompany fees and sales	228.8	63.8	—	(292.6)	—
Operating costs and expenses:
Cost of materials and other	1,937.3	105.6	204.4	(276.8)	1,970.5
Operating expenses (excluding depreciation and amortization presented below)	118.8	15.4	26.7	3.1	164.0
Segment contribution margin	$319.5	$43.1	$15.3	$(17.2)	360.7
Depreciation and amortization	33.8	6.7	5.3	3.4	49.2
General and administrative expenses					58.0
Other operating income, net					(1.7)
Operating income					$255.2
Total assets	$5,378.3	$693.6	$339.3	$(252.5)	$6,158.7
Capital spending (excluding business combinations) (1)	$51.1	$2.9	$1.9	$30.2	$86.1

	Nine Months Ended September 30, 2018
(In millions)	Refining (2)	Logistics	Retail	Corporate, Other and Eliminations (2)	Consolidated
Net revenues (excluding intercompany fees and sales)	$6,331.1	$319.8	$700.8	$60.2	$7,411.9
Intercompany fees and sales	640.2	178.5	—	(818.7)	—
Operating costs and expenses:
Cost of materials and other	5,994.8	330.6	578.5	(713.8)	6,190.1
Operating expenses (excluding depreciation and amortization presented below)	346.7	42.9	76.5	13.5	479.6
Segment contribution margin	$629.8	$124.8	$45.8	$(58.2)	742.2
Depreciation and amortization	99.1	19.7	16.8	10.8	146.4
General and administrative expenses					176.1
Other operating income, net					(9.4)
Operating income					$429.1
Capital spending (excluding business combinations) (1)	$136.3	$7.4	$6.0	$61.2	$210.9

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2017
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and sales)	$2,005.5	$90.6	$213.9	$60.6	$2,370.6
Intercompany fees and sales	108.3	40.1	—	(148.4)	—
Operating costs and expenses:
Cost of materials and other	1,823.2	89.1	174.6	(69.7)	2,017.2
Operating expenses (excluding depreciation and amortization presented below)	110.5	10.7	25.8	6.2	153.2
Segment contribution margin	$180.1	$30.9	$13.5	$(24.3)	200.2
Depreciation and amortization	33.2	5.5	3.7	4.5	46.9
General and administrative expenses					68.0
Other operating expense, net					0.7
Operating loss					$84.6
Total assets (3)	$4,269.0	$422.9	$371.8	$505.4	$5,569.1
Capital spending (excluding business combinations)(4)	$47.6	$3.8	$10.6	$6.5	$68.5

	Nine Months Ended September 30, 2017
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and sales)	$4,240.9	$270.5	$213.9	$58.1	$4,783.4
Intercompany fees and sales	125.4	116.4	—	(241.8)	—
Operating costs and expenses:
Cost of materials and other	3,888.5	266.7	174.6	(119.1)	4,210.7
Operating expenses (excluding depreciation and amortization presented below)	212.9	31.0	25.8	6.8	276.5
Segment contribution margin	$264.9	$89.2	$13.5	$(71.4)	296.2
Depreciation and amortization	76.9	16.4	3.7	8.4	105.4
General and administrative expenses					122.0
Other operating expense, net					1.0
Operating loss					$67.8
Capital spending (excluding business combinations)(4)	$69.6	$8.7	$10.6	$9.8	$98.7

(1)	Capital spending excludes transaction costs capitalized in the amount of $0.4 million during the nine months ended September 30, 2018, that relate to the Big Spring Logistic Assets Acquisition.

(2)
The corporate, other and eliminations segment results of operations for the nine months ended September 30, 2018, includes Canada trading activity which was previously included and reported in the refining segment for the three months ended March 31, 2018.

(3)	Assets held for sale of $167.2 million are included in the corporate, other and eliminations segment as of September 30, 2017.

(4)
Capital spending excludes capital spending associated with the California Discontinued Entities of $0.4 million and the asset acquisition of pipeline assets totaling $12.1 million for the three and nine months ended September 30, 2017.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Property, plant and equipment and accumulated depreciation as of September 30, 2018 and depreciation expense by reporting segment for the three and nine months ended September 30, 2018 are as follows (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$2,163.2	$448.7	$144.7	$140.6	$2,897.2
Less: Accumulated depreciation	(552.1)	(134.1)	(21.8)	(46.8)	(754.8)
Property, plant and equipment, net	$1,611.1	$314.6	$122.9	$93.8	$2,142.4
Depreciation expense for the three months ended September 30, 2018	$31.7	$6.7	$5.2	$3.4	$47.0
Depreciation expense for the nine months ended September 30, 2018	$92.0	$19.6	$16.3	$10.8	$138.7

In accordance with ASC 360, Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment of our property, plant and equipment as of September 30, 2018.

Note 15 - Fair Value Measurements
The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of Delek’s assets and liabilities that fall under the scope of ASC 825, Financial Instruments ("ASC 825").
Delek applies the provisions of ASC 820, Fair Value Measurements ("ASC 820"), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to our commodity and interest rate derivatives that are measured at fair value on a recurring basis. The standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material to our financial statements as of September 30, 2018.
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
In both March 2018 and March 2017, the El Dorado refinery received approval from the EPA for a small refinery exemption from the requirements of the renewable fuel standard for the 2017 and 2016 calendar years, respectively, which resulted in a reduction of our RINs Obligation and related cost of materials and other of approximately $59.3 million and $47.5 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. In March 2018, the Krotz Springs refinery received such approval as well, which resulted in a reduction of our RINs Obligation and related cost of materials and other of approximately $31.6 million for the nine months ended September 30, 2018.
Our RIN commitment contracts are future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These RIN commitment contracts are categorized as Level 2, and are measured at fair value based on quoted prices from an independent pricing service. Changes in the fair value of these future RIN commitment contracts are recorded in cost of materials and other on the condensed consolidated statements of income.

Notes to Condensed Consolidated Financial Statements (Unaudited)

We have elected to account for our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. Our J. Aron step-out liability is categorized as Level 2, and is measured at fair value using market prices for the consigned crude oil and refined products we are required to repurchase from J. Aron at the end of the term of the Supply and Offtake Agreement. The J. Aron step-out liability is presented in the Obligation under Supply and Offtake Agreement line item of our condensed consolidated balance sheets. Gains (losses) related to the change in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income.
Commodity investments represent those commodities (generally crude oil) physically on hand as a result of trading activities with physical forward contracts. Such investment stores are maintained on a weighted average cost basis for determining realized gains and losses on physical sales under forward contracts, and ending balances are adjusted to fair value at each reporting date. The unrealized loss on the commodity investments for the three and nine months ended September 30, 2018 totaled $3.5 million and $3.3 million, respectively.
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at September 30, 2018 and December 31, 2017, was as follows (in millions):

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$589.1	$—	$589.1
Commodity investments	6.9	—	—	6.9
RIN commitment contracts	—	2.3	—	2.3
Total assets	6.9	591.4	—	598.3
Liabilities
Commodity derivatives	—	(601.9)	—	(601.9)
RIN commitment contracts	—	(8.4)	—	(8.4)
RINs Obligation deficit	—	(8.0)	—	(8.0)
J. Aron step-out liability	—	(478.7)	—	(478.7)
Total liabilities	—	(1,097.0)	—	(1,097.0)
Net liabilities	$6.9	$(505.6)	$—	$(498.7)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$178.0	$—	$178.0
RIN commitment contracts	—	1.4	—	1.4
RINs Obligation surplus	—	1.1	—	1.1
Total assets	—	180.5	—	180.5
Liabilities
Interest rate derivatives	—	(0.9)	—	(0.9)
Commodity derivatives	—	(203.9)	—	(203.9)
RIN commitment contracts	—	(24.0)	—	(24.0)
RINs Obligation deficit	—	(130.8)	—	(130.8)
J. Aron step-out liability	—	(435.6)	—	(435.6)
Total liabilities	—	(795.2)	—	(795.2)
Net liabilities	$—	$(614.7)	$—	$(614.7)

Notes to Condensed Consolidated Financial Statements (Unaudited)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of September 30, 2018 and December 31, 2017, $32.5 million and $10.0 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 16 for further information regarding derivative instruments.

Note 16 - Derivative Instruments
We use the majority of our derivatives to reduce normal operating and market risks with the primary objective of reducing the impact of market price volatility on our results of operations. As such, our use of derivative contracts is aimed at:

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
We primarily utilize commodity swaps, futures, forward contracts and options contracts, generally with maturity dates of three years or less, and from time to time interest rate swap agreements to achieve these objectives. Futures contracts are standardized agreements, traded on a futures exchange, to buy or sell the commodity at a predetermined price at a specified future date. Options provide the right, but not the obligation to buy or sell the commodity at a specified price in the future. Commodity swap and futures contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date, and options require payment of an upfront premium. Because these derivatives are entered into to achieve objectives specifically related to our inventory and production risks, such gains and losses (to the extent not designated as accounting hedges and recognized on an unrealized basis in other comprehensive income) are recognized in cost of materials and other.
Interest rate swap agreements economically hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate. Effective with the Delek/Alon Merger, we had four interest rate swap agreements (maturing March 2019) that effectively fixed the variable LIBOR interest component of the term loans within the Alon Retail Credit Agreement. The aggregate notional amount under these agreements were to cover approximately 77% of the outstanding principal of these term loans throughout the duration of the interest rate swaps. These interest rate swap agreements were terminated due to the extinguishment of the Alon Retail Credit Agreement in connection with the Refinancing on March 30, 2018, resulting in a reclassification of unrealized loss of $0.6 million from accumulated other comprehensive income to interest expense on the condensed consolidated income statement during the nine months ended September 30, 2018 - see Note 8 for further information.
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales pursuant to ASC 815 Derivatives and Hedging ("ASC 815") and are not accounted for as derivative instruments. Rather, such forward contracts are accounted for under other applicable GAAP. Forward contracts entered into for trading purposes that do not meet the normal purchases, normal sales exception are accounted for as derivative instruments. As of and for the three and nine months ended September 30, 2018, all of our forward contracts that were accounted for as derivative instruments consisted of contracts related to our Canadian crude trading operations. Since Canadian crude trading activity is not related to managing supply or pricing risk of inventory that will be used in production, such unrealized and realized gains and losses are recognized in other operating income (expense), net rather than cost of materials and other on the accompanying condensed consolidated incomes statement. There were no forward contract transactions that were accounted for as derivatives during the three and nine months ended September 30, 2017, and there were no forward contract derivative assets or liabilities outstanding as of December 31, 2017.
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
From time to time, we also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RIN commitment contracts meet the definition of derivative instruments under ASC 815, and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RIN commitment contracts are recorded in cost of materials and other on the condensed consolidated statements of income.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In accordance with ASC 815, certain of our commodity swap contracts and our interest rate agreements have been designated as cash flow hedges and the effective portion of the change in fair value between the execution date and the end of period (or early termination date in regards to the four Alon Retail interest rate swaps discussed above) has been recorded in other comprehensive income. The effective portion of the fair value of these contracts is recognized in income at the time the positions are closed and the hedged transactions are recognized in income. In regards to our interest rate swap agreements, the amount of losses in accumulated other comprehensive income were reclassified into earnings as a result of the discontinuance of cash flow hedges since the originally forecasted Alon Retail Credit Agreement interest payments will not occur by the end of the originally specified time period due to the Refinancing on March 30, 2018, as discussed above.
The following table presents the fair value of our derivative instruments as of September 30, 2018 and December 31, 2017. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 15 for further information regarding the fair value of derivative instruments (in millions):

		September 30, 2018		December 31, 2017
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives(1)	Other current assets	$376.6	$(378.7)	$164.6	$(162.0)
Commodity derivatives(1)	Other current liabilities	18.0	(28.4)	13.4	(28.3)
Commodity derivatives(1)	Other long-term assets	45.3	(46.4)	—	—
Commodity derivatives(1)	Other long-term liabilities	0.7	(1.1)	—	—
RIN commitment contracts(2)	Other current assets	2.3	—	1.4	—
RIN commitment contracts(2)	Other current liabilities	—	(8.4)	—	(24.0)

Derivatives designated as hedging instruments:
Commodity derivatives (1)	Other current assets	128.5	(131.8)	—	—
Commodity derivatives (1)	Other current liabilities	—	(0.2)	—	(13.6)
Commodity derivatives (1)	Other long-term assets	20.0	(15.3)	—	—
Interest rate derivatives	Other long term-liabilities	—	—	—	(0.9)
Total gross fair value of derivatives		$591.4	$(610.3)	$179.4	$(228.8)
Less: Counterparty netting and cash collateral(3)		557.6	(590.1)	163.5	(173.6)
Total net fair value of derivatives		$33.8	$(20.2)	$15.9	$(55.2)

(1)
As of September 30, 2018 and December 31, 2017, we had open derivative positions representing 152,355,222 and 35,978,000 barrels, respectively, of crude oil and refined petroleum products. Of these open positions, contracts representing 16,013,000 and 575,000 barrels were designated as cash flow hedging instruments as of September 30, 2018 and December 31, 2017, respectively.

(2)	As of September 30, 2018 and December 31, 2017, we had open RIN commitment contracts representing 58,955,000 and 163,361,320 RINs, respectively.

(3)	As of September 30, 2018 and December 31, 2017, $32.5 million and $10.0 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Total losses on our hedging derivatives and RIN commitment contracts recognized in the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Losses on commodity derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$(9.3)	$(15.5)	$(23.7)	$(5.6)
Losses on commodity derivatives not designated as hedging instruments recognized in other operating income (expense), net (1) (2)	(0.6)	—	(3.5)	—
Realized (losses) gains reclassified out of OCI on commodity derivatives designated as cash flow hedging instruments	(9.6)	1.0	(18.4)	(38.5)
Gains recognized on commodity derivatives due to cash flow hedging ineffectiveness	—	0.1	0.7	0.5
Total losses	$(19.5)	$(14.4)	$(44.9)	$(43.6)

(1)
Losses on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $13.0 million and $2.8 million for the months ended September 30, 2018, respectively, and $(10.9) million and $(11.0) million for the months ended September 30, 2017, respectively. Of these amounts, approximately $5.9 million for the months ended September 30, 2018, and $(6.5) million for the months ended September 30, 2017, respectively, represent unrealized gains (losses) where the instrument has matured but where it has not cash settled as of period end. Derivative instruments that have matured but not cash settled at the balance sheet date continue to be reflected in derivative assets or liabilities on our balance sheet.

(2)	See separate table below for disclosures about "trading derivatives."

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2018 or 2017. As of September 30, 2018 and December 31, 2017, gains of $1.1 million (related to Midland to Cushing crude price differentials at our refineries) and gains of $7.6 million (related to future purchases of crude oil), respectively, on cash flow hedges, net of tax, remained in accumulated other comprehensive income. Losses of $14.5 million, net of tax, on settled commodity contracts were reclassified into cost of materials and other in the condensed consolidated statements of income during both the three and nine months ended September 30, 2018. Losses of $0.7 million and $25.0 million, net of tax, on settled commodity contracts were reclassified into cost of materials and other in the condensed consolidated statements of income during the three and nine months ended September 30, 2017, respectively. We estimate that $3.5 million of deferred losses related to commodity cash flow hedges will be reclassified into cost of materials and other over the next 12 months as a result of hedged transactions that are forecasted to occur.
As of December 31, 2017, gains of $0.4 million, net of tax, related to the interest rate cash flow hedges, remained in accumulated other comprehensive income. Related to Alon's interest rate swap cash flow hedges during the nine months ended September 30, 2018, we recognized $0.1 million and $0.6 million in interest expense on the condensed consolidated statements of income in regards to normal settlements and for early termination settlements reclassified from accumulated other comprehensive income into income as a result of the discontinuation of cash flow hedge accounting, respectively. There was no cash flow hedge ineffectiveness for the nine months ended September 30, 2018 in regards to Alon's interest rate swap cash flow hedges.
Total gains on our trading forward contract derivatives (none of which were designated as hedging instruments) recorded in other operating income (expense), net on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018		2017
Realized gains	$1.7	$—	$10.5	—	$—
Unrealized gains	3.8	—	6.7		—
Total	$5.5	$—	$17.2		$—

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 17 - Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our financial statements. Certain environmental matters that have or may result in penalties or assessments are discussed below in the "Environmental, Health and Safety" section of Note 17.
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
The Big Spring refinery has been negotiating an agreement with the EPA for over 10 years under the EPA’s National Petroleum Refinery Initiative regarding alleged historical violations of the federal Clean Air Act related to emissions and emissions control equipment. A Consent Decree resolving these alleged historical violations for the Big Spring refinery was lodged with the United States District Court for the Northern District of Texas on June 6, 2017, and we expect that Consent Decree with modifications to become final in the fourth quarter of 2018. We anticipate the Consent Decree will require payment of a $0.5 million civil penalty and capital expenditures for pollution control equipment that may be significant over the next five years. While the required capital expenditures may be material, they cannot yet be reasonably estimated until the scope of required equipment is determined.
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
As of September 30, 2018, we have recorded an environmental liability of approximately $143.4 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the refineries and terminals prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. Approximately $7.3 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.

Notes to Condensed Consolidated Financial Statements (Unaudited)

We have experienced several crude oil releases from pipelines owned by our logistics segment, including, but not limited to:

•	Magnolia Station in March 2013 (the "Magnolia release")

•	A pipeline segment east of El Dorado, Arkansas in February 2018 (the Sandy Bend - Urbana release)
The United States Department of Justice (the "DOJ"), on behalf of the EPA, and the State of Arkansas, on behalf of the Arkansas Department of Environmental Quality, are currently pursuing an enforcement action against the Partnership with regard to potential violations of the Clean Water Act and certain state laws arising from the Magnolia Release. Although we have been negotiating a resolution to this matter with the EPA and the State of Arkansas, which will include monetary penalties and other relief, the DOJ and the State of Arkansas filed a civil action, on July 13, 2018, against two of Delek Logistics’ wholly-owned subsidiaries, Delek Logistics Operating LLC and SALA Gathering Systems LLC, with regard to the Magnolia Release seeking monetary penalties and injunctive relief. As of September 30, 2018, we have accrued $1.0 million, which we recorded in pipeline release liabilities in our condensed consolidated balance sheet, for the Magnolia Release in connection with these proceedings. We believe this amount is adequate to cover our expected obligations related to these proceedings and that these proceedings will not have a material adverse effect upon Delek's business, financial condition or result of operations.
Letters of Credit
As of September 30, 2018, we had in place letters of credit totaling approximately $143.5 million with various financial institutions securing obligations primarily with respect to our commodity purchases for the refining segment and our workers’ compensation and auto liability insurance programs. No amounts were drawn by beneficiaries of these letters of credit at September 30, 2018.

Note 18 - Employees
Postretirement Benefits
The components of net periodic benefit cost related to our benefit plans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of net periodic (benefit) cost:	2018	2017	2018	2017
Service cost	$0.1	$1.0	$0.5	$1.0
Interest cost	1.3	1.3	3.7	1.3
Expected return on plan assets	(2.1)	(1.4)	(5.7)	(1.4)
Recognition due to settlement	—	—	(0.1)	—
Recognition due to curtailment gain	(2.4)	(6.1)	(2.4)	(6.1)
Net periodic benefit	$(3.1)	$(5.2)	$(4.0)	$(5.2)

The service cost component of net periodic benefit is included as part of general and administrative expenses in the accompanying condensed consolidated statements of income. The other components of net periodic benefit are included as part of other non-operating expense (income), net in the accompanying condensed consolidated statements of income. During the nine months ended September 30, 2018, we completely settled the supplemental retirement income plan of the retail segment, and we had a partial settlement of Alon's executive non-qualified restoration plan. During the three months ended September 30, 2018, we entered into an agreement with the International Union of Operating Engineers (the "Union") to extend the Union agreement to March 31, 2022, and to freeze Alon's qualified pension plan for union employees effective July 31, 2018. As part of the extended Union agreement, the Company agreed to compensate each pension-eligible employee in the Union for the loss of the pension benefit over the remaining union contract period in four annual installments, where payments are contingent upon continued employment at each annual payment date. The payments, the first of which was made in July 2018, are expected to total approximately $6.9 million in the aggregate without considering forfeitures (which cannot yet be estimated). The related expense has been or will be recognized over the remaining union contract period as follows (estimated without considering forfeitures): approximately $0.3 million during the three and nine months ended September 30, 2018 and approximately $0.5 million for the remainder of 2018; approximately $2.0 million during each of the years 2019, 2020 and 2021, and approximately $0.1 million in 2022.
Our estimated contributions to our pension plans during 2018 have not changed significantly from amounts previously disclosed in the notes to the consolidated financial statements for the year ended December 31, 2017. For the three and nine months ended September 30, 2018, we made $20.0 million of contributions to our funded qualified pension plan, and we made contributions of a nominal amount and $4.2 million related to payments to participants in our unfunded pension plans for the three and nine months ended September 30, 2018, respectively.

Note 19. Subsequent Events
On November 5, 2018, Alon and certain of its subsidiaries including Alon Bakersfield Property, Inc. (collectively, "ABPI") entered into a Settlement and Release Agreement (the "Settlement Agreement") with Equilon Enterprises, LLC, doing business as Shell Oil Products, US ("Shell"), a former owner of our non-operating refinery located in Bakersfield, California (the "Bakersfield Refinery") which was acquired by Delek in connection with the Delek/Alon Merger. The Settlement Agreement resolved certain disputed indemnification matters related to environmental obligations and asset retirement obligations at the Bakersfield Refinery. As a result of this Settlement Agreement, Shell will pay ABPI a lump sum payment of $34.0 million and convey to APBI ownership of a non-operating terminal located on the site of the Bakersfield Refinery (deemed to have little or no value) and the parties will terminate a nominal lease agreement related to such terminal. Of this total lump sum settlement payment, $14.0 million was previously recognized as an indemnification receivable in the purchase price allocation associated with the Delek/Alon Merger as of July 1, 2017 because such amounts represented indemnification that was deemed by the Company to be probable of realization based on existing indemnification agreements in place on the date of the acquisition and that related to identified asset retirement obligations that were also recognized in the purchase price allocation. The payment is expected to be received in the fourth quarter of 2018 at which point we expect to recognize the benefit of the remaining $20.0 million not previously recognized.
On November 6, 2018, our Board of Directors voted to declare a quarterly cash dividend of $0.26 per share of our common stock, payable on December 4, 2018 to shareholders of record on November 20, 2018. Additionally, on November 6, 2018, the Board of Directors authorized the repurchase of an additional $500.0 million of Delek common stock. This new authorization has no expiration and is in addition to any remaining amounts previously authorized.
On November 9, 2018, Delek entered into a Warrant Unwind Agreement (the "Unwind Agreement") with the holders of our outstanding common stock Warrants (as defined in Note 8).  Pursuant to the terms of the Unwind Agreement, we will settle for cash all outstanding Warrants with the holders at various prices per Warrant as provided in the Unwind Agreement. The settlement amount will be based on the volume-weighted average market price of our common stock taking into account an adjustment for the exercise price of the Warrants over a period of sixteen trading days beginning November 9, 2018 (the “Unwind Period”). Following the Unwind Period and upon the satisfaction of the payment obligation, the Warrants will be canceled and the associated rights and obligations terminated. Based on the provisions of the Unwind Agreement, we estimate that the initial liability as of the effective date of the Unwind Agreement is approximately $36 million.

Management's Discussion and Analysis

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
In January 2017, Delek US Holdings, Inc. ("Old Delek") (and various related entities) entered into an Agreement and Plan of Merger with Alon USA Energy, Inc. (NYSE: ALJ) ("Alon USA") (as amended, the "Merger Agreement"). The related merger (the "Delek/Alon Merger") was effective July 1, 2017 (the “Effective Time”), resulting in a new post-combination consolidated registrant renamed Delek US Holdings, Inc. (“New Delek”), with Alon USA and Old Delek surviving as wholly-owned subsidiaries. New Delek is the successor issuer to Old Delek and Alon USA pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
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
You should read the following discussion of our financial condition and results of operations in conjunction with our historical condensed consolidated financial statements and notes thereto.
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

Management's Discussion and Analysis

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
Effective with the Delek/Alon Merger on July 1, 2017, Delek's retail segment includes the operations of Alon's approximately 300 owned and leased convenience store sites located primarily in central and west Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel under the Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information.
Our corporate activities, results of certain immaterial operating segments, including Alon's asphalt terminal operations effective with the Delek/Alon Merger, our equity method interest in Alon prior to the Delek/Alon Merger, as well as our discontinued Paramount and Long Beach, California refineries and California renewable fuels facility operations (acquired as part of the Delek/Alon Merger - see Note 5 of the condensed consolidated financial statements in Item 1, Financial Statements for further discussion) and intercompany eliminations are reported in the corporate, other and eliminations segment. On March 16, 2018, Delek sold to World Energy, LLC (i) all of Delek’s membership interests in the California renewable fuels facility, (ii) certain refining assets and other related assets located in Paramount, California and (iii) certain associated tank farm and pipeline assets and other related assets located in California, as further discussed in Note 5 of the condensed consolidated financial statements in Item 1, Financial Statements. On May 21, 2018, Delek sold certain assets and operations of four asphalt terminals (included in Delek's corporate/other segment), as well as an equity method investment in an additional asphalt terminal, to an affiliate of Andeavor, as further discussed in Note 5. The transaction to dispose of certain assets and liabilities associated with our Long Beach, California refinery, to Bridge Point Long Beach, LLC, closed July 17, 2018, as further discussed in Note 5.
With respect to asphalt operations, we currently own or operate asphalt terminals located in Big Spring,Texas; Richmond Beach, Washington; and Brownwood, Texas (the Brownwood terminal is 50% owned and recorded under the equity method of accounting). We purchase non-blended asphalt from third parties in addition to non-blended asphalt produced at the Big Spring refinery. We market asphalt through our terminals as blended and non-blended asphalt. Sales of asphalt are seasonal with the majority of sales occurring between May and October.

Management's Discussion and Analysis

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
Our profitability in the refining segment is substantially determined by the difference between the cost of materials and other (including the cost of the crude oil feedstocks we purchase) and the price of the refined products we sell, referred to as the "refining margin" or "refined product margin." Refining margin is used as a metric to assess a refinery's product margins against market crack spread trends, where "crack spread" is a measure of the difference between market prices for crude oil and refined products and is a commonly used proxy within the industry to estimate or identify trends in refining margins. The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refineries depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include operating costs (particularly the cost of natural gas used for fuel and the cost of electricity), seasonal factors, refinery utilization rates and planned or unplanned maintenance activities or turnarounds. Moreover, while the fluctuations in the cost of crude oil are typically reflected in the prices of light refined products, such as gasoline and diesel fuel, the price of other residual products, such as asphalt, coke, carbon black oil and liquefied petroleum gas ("LPG"), are less likely to move in parallel with crude cost. This could cause additional pressure on our realized margin during periods of rising or falling crude oil prices. Additionally, our margins are impacted by the pricing differentials of the various types and sources of crude oil we use at our refineries and their relation to product pricing, such as the differentials between West Texas Intermediate ("WTI") Midland and WTI Cushing or WTI Midland and Brent crude oil.
With respect to measuring our refining margins at our refineries, we consider the following:

•
For our Tyler refinery, we compare our per barrel refined product margin to the U.S.Gulf Coast ("Gulf Coast") 5-3-2 crack spread. The Gulf Coast 5-3-2 crack spread is used as a benchmark for measuring a refinery's product margins by measuring the difference between the market price of light products and crude oil, and represents the approximate refining margin resulting from processing five barrels of crude oil into three barrels of gasoline and two barrels of high-sulfur diesel. We calculate the Gulf Coast 5-3-2 crack spread using the market values of Gulf Coast Pipeline CBOB and Gulf Coast Pipeline No. 2 Heating Oil (high-sulfur diesel) and the market value of WTI crude oil. Gulf Coast Pipeline CBOB and Gulf Coast Pipeline No. 2 Heating Oil are prices for which the products trade in the Gulf Coast Region. Gulf Coast Pipeline CBOB is a grade of gasoline commonly blended with biofuels and marketed as Regular Unleaded at retail locations. Gulf Coast Pipeline No. 2 Heating Oil is a petroleum distillate that can be used as either a diesel fuel or a fuel oil. This is the standard by which other distillate products (such as ultra-low sulfur diesel) are priced.

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

Management's Discussion and Analysis

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
At September 30, 2018, we own a 61.4% limited partner interest in Delek Logistics Partners, LP ("Delek Logistics") and a 94.6% interest in the entity that owns the entire 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Delek Logistics' initial assets were contributed by us and included certain assets formerly owned or used by certain of our subsidiaries. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations.
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
2018 Developments
Return to Shareholders
Dividend Declaration
On August 7, 2018, Delek's Board of Directors voted to declare a quarterly cash dividend of $0.25 per share, payable on September 4, 2018, to stockholders of record on August 21, 2018. Our previous quarterly cash dividend amounts were $0.15 per share throughout 2017, $0.20 for the first quarter of 2018, and $0.25 for the second quarter of 2018.
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

Management's Discussion and Analysis

On February 26, 2018, the Board of Directors approved a new $150.0 million authorization to repurchase Delek common stock, which was announced on February 26, 2018. This amount has no expiration date and is in addition to any remaining amounts previously authorized. The aggregate authorization available as of September 30, 2018 was approximately $67.6 million.
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
Sale of Asphalt Assets
On February 12, 2018, Delek announced it had reached a definitive agreement to sell certain assets and operations of four asphalt terminals (included in Delek's corporate/other segment), as well as an equity method investment in an additional asphalt terminal, to an affiliate of Andeavor. This transaction includes asphalt terminal assets in Bakersfield, Mojave and Elk Grove, California and Phoenix, Arizona, as well as Delek’s 50 percent equity interest in the Paramount-Nevada Asphalt Company, LLC joint venture that operates an asphalt terminal located in Fernley, Nevada. On May 21, 2018, Delek completed the transaction and received net proceeds of approximately $110.8 million, inclusive of the $75.0 million base proceeds as well as certain preliminary working capital adjustments. The assets associated with the owned terminals met the definition of held for sale pursuant to ASC 360 as of February 1, 2018, but did not meet the definition of discontinued operations pursuant to ASC 205-20, as the sale of these asphalt assets does not represent a strategic shift that will have a major effect on the entity's operations and financial results. Accordingly, depreciation ceased as of February 1, 2018, and the associated assets to be sold were reclassified to assets held for sale as of that date and were written down to the estimated fair value less costs to sell, resulting in an impairment loss on assets held for sale of $27.5 million for the nine months ended September 30, 2018 (none for the three months ended September 30, 2018). All goodwill associated with the asphalt operations sold was written off in connection with the impairment charge discussed above. In connection with the completion of the sale transaction, we recognized a gain of approximately $13.2 million, resulting from the recognition of certain additional proceeds at closing associated with the asphalt terminals which were not previously determinable/probable and the recognition of the gain on the sale of the joint venture which was not previously recognized as held for sale (as it did not meet the criteria). Such gain on sale of the asphalt assets is reflected in results of continuing operations on the accompanying consolidated income statement. None of these assets met the definition of held for sale pursuant to ASC 360 as of December 31, 2017, and therefore were not reflected as held for sale nor as discontinued operations in the consolidated financial statements as of and for the year ended December 31, 2017.
Disposal of California Discontinued Entities
On March 16, 2018, Delek sold to World Energy, LLC (i) all of Delek’s membership interests in AltAir (ii) certain refining assets and other related assets located in Paramount, California and (iii) certain associated tank farm and pipeline assets and other related assets located in California. Upon final settlement, Delek expects to receive net cash proceeds of approximately $85.9 million, subject to a post-closing working capital settlement, Delek’s portion of the expected biodiesel tax credit for 2017 and certain customary adjustments. The sale resulted in a loss on sale of discontinued operations totaling approximately $41.2 million during the nine months ended September 30, 2018 (none during the three months ended September 30, 2018). Of the total expected proceeds, $70.4 million was received in March 2018 ($14.9 million of which were included in net cash flows from investing activities in discontinued operations), with the remainder expected to be collected upon final settlement. In connection with the sale, the remaining assets and liabilities associated with the sold operations that were not included in the assets and liabilities acquired/assumed by the buyer were reclassified into assets and liabilities held and used (relating to continuing operations) and are presented as such in our September 30, 2018 balance sheet.
The transaction to dispose of certain assets and liabilities associated with our Long Beach, California refinery to Bridge Point Long Beach, LLC, closed July 17, 2018 resulting in initial cash proceeds of approximately $14.5 million, net of expenses.

Management's Discussion and Analysis

Transaction with Delek Logistics
In March 2018, a subsidiary of Delek Logistics completed the acquisition from the Alon Partnership of storage tanks and terminals that support our Big Spring Logistic Assets Acquisition (as defined in Note 3 to our accompanying condensed consolidated financial statements). In addition, a new marketing agreement was entered into between the subsidiary of Delek Logistics and the Alon Partnership pursuant to which the subsidiary of Delek Logistics will provide marketing services for product sales from the Big Spring refinery. The cash paid for the transferred assets was $170.8 million, subject to certain post-closing adjustments, and the cash paid for the marketing agreement was $144.2 million. The transactions were financed with borrowings under the DKL Credit Facility (as defined in Note 8 of the condensed consolidated financial statements in Item 1, Financial Statements).
RINs Waivers
In March 2018, the El Dorado and Krotz Springs refineries both received approval from the EPA for a small refinery exemption from the requirements of the renewable fuel standard for the 2017 calendar year, which resulted in a reduction of our RINs Obligation (as defined in Note 15 to our accompanying condensed consolidated financial statements) and related cost of materials and other of approximately $59.3 million and $31.6 million for the El Dorado and Krotz Springs refineries, respectively, for the nine months ended September 30, 2018.
Delek Revolver and Term Loan
On March 30, 2018, (the "Closing Date"), Delek entered into (i) a new term loan credit agreement with Wells Fargo Bank, National Association, as administrative agent (the "Term Administrative Agent"), Delek, as borrower, and the lenders from time to time party thereto, providing for a senior secured term loan facility in an amount of $700 million (the "Term Loan Credit Facility") and (ii) a second amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent (the "Revolver Administrative Agent"), Delek, as borrower, certain subsidiaries of Delek, as guarantors, and the other lenders party thereto, providing for a senior secured asset-based revolving credit facility with commitments of $1.0 billion (the "Revolving Credit Facility" and, together with the "Term Loan Credit Facility," the "New Credit Facilities") - see Note 8 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information. The Term Loan Credit Facility was drawn in full for $700.0 million on the Closing Date at an original issue discount of 0.50%. Proceeds under the Term Loan Credit Facility, as well as proceeds of approximately $300.0 million in borrowings under the Revolving Credit Facility on the Closing Date, were used to repay certain indebtedness of Delek and its subsidiaries (the “Refinancing”), as well as certain fees, costs and expenses in connection with the closing of the New Credit Facilities, with any remaining proceeds held in cash. Proceeds of future borrowings under the Revolving Credit Facility will be used for working capital and general corporate purposes of Delek and its subsidiaries. We recorded a loss on extinguishment of debt totaling approximately $9.1 million during the nine months ended September 30, 2018 (none during the three months ended September 30, 2018) in connection with the Refinancing.
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
Settlement of Alon Convertible Notes
On September 17, 2018, Delek settled Alon's Convertible Notes for a combination of cash and shares of Delek common stock. The maturity settlement in respect of the Convertible Notes consisted of (i) cash payments totaling approximately $152.5 million which included a cash payment for outstanding principal of $150.0 million, a cash payment for accrued interest of approximately $2.2 million, a cash payment for dividends of approximately $0.3 million and a nominal cash payment in lieu of fractional shares, and (ii) the issuance of approximately 2.7 million shares of Delek common stock to holders of the Convertible Notes (the “Conversion Shares”). The issuance of the Conversion Shares was made in exchange for the Convertible Notes pursuant to an exemption from the registration requirements provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Also on September 17, 2018, Delek exercised Alon's Call Options in connection with the settlement of the Convertible Notes and received 2.7 million shares of Delek common stock from the Call Option counterparties. On a net basis, the settlement of the Convertible Notes and the exercise of the Call Options resulted in no net dilution to Delek common stock.

Management's Discussion and Analysis

Market Trends
Our results of operations are significantly affected by fluctuations in the prices of certain commodities, including, but not limited to, crude oil, gasoline, distillate fuel, biofuels, natural gas and electricity. Historically, our profitability has been affected by commodity price volatility, specifically as it relates to the price of crude oil and refined products.
The table below reflects the quarterly high, low and average prices of WTI Cushing crude oil for each of the quarterly periods in 2017 and the nine months ended September 30, 2018.
The table below reflects the quarterly high, low and average Gulf Coast 5-3-2 crack spread (Tyler benchmark) for each of the quarterly periods in 2017 and the nine months ended September 30, 2018.

Management's Discussion and Analysis

The table below reflects the quarterly high, low and average Gulf Coast 3-2-1 crack spread (Big Spring benchmark) for each of the quarterly periods in 2017 and the nine months ended September 30, 2018, where we have owned the Big Spring refinery only since the Delek/Alon Merger.
The table below reflects the quarterly high, low and average Gulf Coast 2-1-1 crack spread (Krotz Springs benchmark) for each of the quarterly periods in 2017 and the nine months ended September 30, 2018, where we have owned the Krotz Springs refinery only since the Delek/Alon Merger.
The market price of refined products contributed to the increase in the average Gulf Coast 5-3-2 crack spread to $13.44 during the first nine months of 2018 from $12.46 during the first nine months of 2017, with the Gulf Coast price of gasoline (CBOB) increasing 25.7%, from an average of $1.52 per gallon in the first nine months of 2017 to $1.91 per gallon in the first nine months of 2018 and the Gulf Coast price of High Sulfur Diesel increased 37.1%, from an average of $1.40 per gallon in the first nine months of 2017 to $1.92 per gallon in the first nine months of 2018. The charts below illustrate the quarterly high, low and average prices of Gulf Coast Gasoline, U.S. Gulf Coast High Sulfur Diesel and Ultra Low Sulfur Diesel ("ULSD") for each of the quarterly periods in 2017 and the nine months ended September 30, 2018.

Management's Discussion and Analysis

Management's Discussion and Analysis

As U.S. crude oil production has increased, we have seen the discount for WTI Cushing compared to Brent widen. This generally leads to higher margins in our refineries, as refined product prices are influenced by Brent crude prices and the majority of our crude supply is WTI-linked. The average discount for WTI Cushing compared to Brent increased to $5.81 during the first nine months of 2018 from $3.18 during the first nine months of 2017. We note similar historical trends when reviewing the discount for WTI Cushing compared to LLS, where the discount increased to $4.16 during the first nine months of 2018 from $2.41 during the first nine months of 2017. Additionally, our refineries continue to have relatively greater access to WTI Midland and WTI Midland-linked crude feedstocks compared to certain of our competitors. The average discount for WTI Midland compared to WTI Cushing increased to $7.69 during the first nine months of 2018 from a discount of $0.53 during the first nine months of 2017. As these price discounts increase, so does our competitive advantage, created by our access to WTI Midland-linked crude oil pricing. The chart below illustrates the differentials of both Brent crude oil and WTI Midland crude oil as compared to WTI Cushing crude oil for each of the quarterly periods in 2017 and the nine months ended September 30, 2018.

Management's Discussion and Analysis

Environmental regulations continue to affect our margins in the form of the increasing cost of RINs. On a consolidated basis, we work to balance our RINs Obligations in order to minimize the effect of RINs on our results. While we generate RINs in both our refining and logistics segments through our ethanol blending and biodiesel production, our refining segment needs to purchase additional RINs to satisfy its obligations. As a result, increases in the price of RINs generally adversely affect our results of operations. It is not possible at this time to predict with certainty what future volumes or costs may be, but given the volatile price of RINs, the cost of purchasing sufficient RINs could have an adverse impact on our results of operations if we are unable to recover those costs in the price of our refined products. The chart below illustrates the volatile nature of the price for RINs for each of the quarterly periods in 2017 and the nine months ended September 30, 2018.
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

Management's Discussion and Analysis

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
Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the nine months ended September 30, 2018, from those disclosed in our Annual Report on Form 10-K, other than the refinancing of debt (as discussed in Note 8 to the financial statements).
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments or estimates. Based on this definition and as further described in our Annual Report on Form 10-K, we believe our critical accounting policies include the following: (i) determining our inventory using the last-in, first-out valuation method for the Tyler refinery, (ii) evaluating impairment for property, plant and equipment and definite life intangibles, (iii) evaluating potential impairment of goodwill, and (iv) estimating environmental expenditures. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K. See Note 1 of the condensed consolidated financial statements in Item 1, Financial Statements for discussion of updates to our accounting policies.
Non-GAAP Measures
Our management uses certain “non-GAAP” operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These financial and operational non-GAAP measures are important factors in assessing our operating results and profitability and include:

•	Refining margin - calculated as the difference between total refining revenues and total cost of materials and other; and

•
Refining margin per throughput barrel - calculated as refining margin divided by our average refining throughput in barrels per day multiplied by 1,000 and multiplied by the number of days in the period.

We believe these non-GAAP operational and financial measures are useful to investors, lenders, ratings agencies and analysts to assess our ongoing performance because, when reconciled to their most comparable GAAP financial measure, they provide improved comparability between periods through the exclusion of certain items that we believe are not indicative of our core operating performance and they may obscure our underlying results and trends.
Non-GAAP measures have important limitations as analytical tools, because they exclude some, but not all, items that affect net earnings and operating income. These measures should not be considered substitutes for their most directly comparable U.S. GAAP financial measures.
The following table provides a reconciliation of refining margin to the most directly comparable U.S.GAAP measure, gross margin:

Refining Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$2,375.6	$2,113.8	$6,971.3	$4,366.3
Cost of sales	2,089.9	1,966.9	6,440.6	4,178.3
Gross margin	285.7	146.9	530.7	188.0
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	118.8	110.5	346.7	212.9
Depreciation and amortization	33.8	33.2	99.1	76.9
Refining margin	$438.3	$290.6	$976.5	$477.8

Management's Discussion and Analysis

Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
Statement of Operations Data	September 30,		September 30,
	2018	2017	2018	2017
Net revenues:
Refining(1)	$2,375.6	$2,113.8	$6,971.3	$4,366.3
Logistics	164.1	130.7	498.3	386.9
Retail	246.4	213.9	700.8	213.9
Other(1)	(290.9)	(87.8)	(758.5)	(183.7)
Net revenues	$2,495.2	$2,370.6	$7,411.9	$4,783.4
Cost of sales:
Cost of materials and other	1,970.5	2,017.2	6,190.1	4,210.7
Operating expenses (excluding depreciation and amortization presented below)	136.4	126.7	400.7	248.5
Depreciation and amortization	41.2	40.1	119.3	93.2
Total cost of sales	2,148.1	2,184.0	6,710.1	4,552.4
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	27.6	26.5	78.9	28.0
General and administrative expenses	58.0	68.0	176.1	122.0
Depreciation and amortization	8.0	6.8	27.1	12.2
Other operating (income) expense, net	(1.7)	0.7	(9.4)	1.0
Total operating costs and expenses	2,240.0	2,286.0	6,982.8	4,715.6
Operating income (loss)	255.2	84.6	429.1	67.8
Interest expense	31.2	34.1	95.2	62.5
Interest income	(1.4)	(0.9)	(3.0)	(2.7)
Income from equity method investments	(4.0)	(5.1)	(6.9)	(9.7)
Gain on sale of business	—	—	(13.2)	—
Impairment loss on assets held for sale	—	—	27.5	—
Gain on remeasurement of equity method investment	—	(190.1)	—	(190.1)
Loss on extinguishment of debt	0.1	—	9.1	—
Other (income) expense, net	(7.5)	(5.4)	(7.9)	(5.3)
Total non-operating expenses (income), net	18.4	(167.4)	100.8	(145.3)
Income from continuing operations before income tax expense	236.8	252.0	328.3	213.1
Income tax expense	51.0	133.5	66.8	111.5
Income from continuing operations, net of tax	185.8	118.5	261.5	101.6
Income (loss) from discontinued operations, net of tax	0.5	(4.1)	(8.5)	(4.1)
Net income	186.3	114.4	253.0	97.5
Net income attributed to non-controlling interests	6.5	10.0	29.0	19.8
Net income attributable to Delek	$179.8	$104.4	$224.0	$77.7
Basic income per share:
Income from continuing operations	$2.15	$1.35	$2.89	$1.20
Income (loss) from discontinued operations	0.01	(0.05)	(0.20)	(0.06)
Total basic income per share	$2.16	$1.30	$2.69	$1.14
Diluted income per share:
Income from continuing operations	$2.02	$1.34	$2.75	$1.19
Income (loss) from discontinued operations	0.01	(0.05)	(0.19)	(0.06)
Total diluted income per share	$2.03	$1.29	$2.56	$1.13
(1) The corporate, other and eliminations segment results of operations for the nine months ended September 30, 2018 includes Canada trading activity which was previously included and reported in the refining segment for the three months ended March 31, 2018.

Management's Discussion and Analysis

Results of Operations

Management's Discussion and Analysis

Consolidated Results of Operations — Comparison of the Three Months Ended September 30, 2018 versus the Three Months Ended September 30, 2017 and the Nine Months Ended September 30, 2018 versus the Nine Months Ended September 30, 2017
Net Income
Q3 2018 vs. Q3 2017
Consolidated net income for the third quarter of 2018 was $186.3 million compared to $114.4 million for the third quarter of 2017. Consolidated net income attributable to Delek for the third quarter of 2018 was $179.8 million, or $2.16 per basic share, compared to $104.4 million, or $1.30 per basic share, for the third quarter of 2017. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.
YTD 2018 vs. YTD 2017
Consolidated net income for the nine months ended September 30, 2018 was $253.0 million compared to $97.5 million for the nine months ended September 30, 2017. Consolidated net income attributable to Delek for the nine months ended September 30, 2018 was $224.0 million, or $2.69 per basic share, compared to $77.7 million, or $1.14 per basic share, for the nine months ended September 30, 2017. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
Q3 2018 vs. Q3 2017
In the third quarters of 2018 and 2017, we generated net revenues of $2,495.2 million and $2,370.6 million, respectively, an increase of $124.6 million, or 5.3%. The increase in net revenues was primarily driven by the following factors:

•
the effects of increases in the price of finished petroleum products at our refineries (including a 35.17% increase in average price of CBOB gasoline per gallon and a 43.5% increase in average price of ULSD per gallon).

Such increases were partially offset by:

•
a decrease in sales volumes in the refining segment (where increases in sales volumes at the Tyler, Big Spring and Krotz Springs refineries were offset by decreases in sales volumes at the El Dorado refinery); and

•	a decrease in sales volumes to third parties in the logistics wholesale business.
YTD 2018 vs. YTD 2017
For the nine months ended September 30, 2018 and 2017, we generated net revenues of $7,411.9 million and $4,783.4 million, respectively, an increase of $2,628.5 million, or 55.0%. The increase in net revenues was primarily driven by the following:

•
the addition of Alon financial results as a result of the Delek/Alon Merger, which contributed net incremental revenues of $1,231.9 million during the nine months ended September 30, 2018, which included nine months of Alon operating results, as compared to the nine months ended September 30, 2017, which included only three months of Alon operating results;

•
the effects of increases in the price of finished petroleum products at our refineries (including a 25.7% increase in average price of CBOB gasoline per gallon and a 32.9% increase in average price of ULSD per gallon); and

•	net increases in sales volumes in all three segments.

Management's Discussion and Analysis

Cost of Materials and Other
Q3 2018 vs. Q3 2017
Cost of materials and other was $1,970.5 million for the third quarter of 2018 compared to $2,017.2 million for the third quarter of 2017, a decrease of $46.7 million, or 2.3%. The net decrease in cost of materials and other was primarily driven by the following:

•
a decrease in sales volumes in the refining segment (where increases in sales volumes at the Tyler, Big Spring and Krotz Springs refineries were more than offset by decreases in sales volumes at the El Dorado refinery);

•	a decrease in sales volumes to third parties in the logistics wholesale business; and

•	a decrease in RIN expense from approximately $29.3 million to $7.7 million, where ethanol RIN prices averaged $0.21 per RIN in third quarter 2018 compared to $0.83 per RIN in the prior year period.
Such decreases were partially offset by:

•
increases in the cost of crude oil feedstocks at the refineries including an increase in the cost of WTI Cushing crude oil from an average of $48.16 per barrel to an average of $69.63, and an increase in the cost of WTI Midland crude oil from an average of $47.37 per barrel to an average of $55.28 during the comparable periods;

•	increases in the cost of refined products in the logistics segment where the average cost per gallon of gasoline and diesel purchased increased $0.38 per gallon and $0.56 per gallon, respectively; and

•
an increase in fuel cost of materials and other attributable to an increase in volume of fuel gallons sold in the retail segment from 54,365 thousand in the third quarter 2017 to 55,996 thousand in the third quarter of 2018, combined with an increase in average cost per gallon of $0.46.

YTD 2018 vs. YTD 2017
Cost of materials and other was $6,190.1 million for the nine months ended September 30, 2018, compared to $4,210.7 million for the nine months ended September 30, 2017, an increase of $1,979.4 million, or 47.0%. The increase in cost of materials and other was primarily driven by the following:

•
the addition of Alon financial results as a result of the Delek/Alon Merger, which contributed net incremental cost of materials and other of $781.7 million during the nine months ended September 30, 2018 which included nine months of Alon operating results, as compared to the nine months ended September 30, 2017, which included only three months of Alon operating results;

•
an increase in the cost of crude oil feedstocks at the refineries including an increase in the cost of WTI Cushing crude oil from an average of $49.31 per barrel to an average of $66.90, and an increase in the cost of WTI Midland crude oil from an average of $48.78 per barrel to an average of $59.21; and

•	an increase in the cost of refined products in the logistics segment where the average cost per gallon of gasoline and diesel purchased increased $0.34 per gallon and $0.52 per gallon, respectively.
Such increases were partially offset by:

•	a reduction in cost of materials and other attributable to RIN waivers received which resulted in an incremental net reduction of such costs as compared to the comparable period in the prior year.

Operating Expenses
Q3 2018 vs. Q3 2017
Operating expenses were $136.4 million for the third quarter of 2018 compared to $126.7 million for the third quarter of 2017, an increase of $9.7 million, or 7.7%. The increase in operating expenses was primarily driven by the following:

•	an increase in outside services at the El Dorado refinery related to pipeline repairs and maintenance;

•	an increase in utilities expense associated with increased throughput at the Tyler, Big Spring and Krotz Springs refineries; and

•	increases in maintenance expenses, variable expenses such as utilities, and professional services fees incurred in the logistics segment.

Management's Discussion and Analysis

YTD 2018 vs. YTD 2017
Operating expenses were $400.7 million for the nine months ended September 30, 2018 compared to $248.5 million for the nine months ended September 30, 2017, an increase of $152.2 million, or 61.2%. The increase in operating expenses was primarily driven by the following:

•
the addition of Alon financial results as a result of the Delek/Alon Merger, which contributed incremental operating expenses of $170.7 million during the nine months ended September 30, 2018, which included nine months of Alon operating results, as compared to the nine months ended September 30, 2017, which included only three months of Alon operating results.

General and Administrative Expenses
Q3 2018 vs. Q3 2017
General and administrative expenses were $58.0 million for the third quarter of 2018 compared to $68.0 million for the third quarter of 2017, a decrease of $10.0 million, or 14.7%. The decrease in general and administrative expense was primarily driven by the following:

•	transaction costs associated with the Delek/Alon Merger during the three months ended September 30, 2017 that did not recur in the current period.
YTD 2018 vs. YTD 2017
General and administrative expenses were $176.1 million and $122.0 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $54.1 million, or 44.3%. The increase was primarily driven by the following:

•
the addition of Alon as a result of the Delek/Alon Merger, which contributed incremental general and administrative expenses of $29.1 million during the nine months ended September 30, 2018, which included nine months of Alon operating results, as compared to the nine months ended September 30, 2017, which included only three months of Alon operating results;

•	a $16.7 million increase in employee related costs resulting from increases in incentive plan costs and the addition of employees in connection with the integration of the acquisition of Alon; and

•
increases in legal fees related to various transactions (including the Big Spring Logistic Assets Acquisition, debt restructuring and sales of California Discontinued Entities) and increases in information technology expenses related to system upgrades, security and licensing.

Depreciation and Amortization
Q3 2018 vs. Q3 2017
Depreciation and amortization (included in both cost of sales and other operating expenses) was $49.2 million for the third quarter of 2018 compared to $46.9 million for the third quarter of 2017, an increase of $2.3 million, or 4.9%. The increase in depreciation expense was primarily driven by the following:

•	capital expenditures during the intervening period partially offset by disposals of assets and the result of certain assets becoming fully depreciated during the period.
YTD 2018 vs. YTD 2017
Depreciation and amortization was $146.4 million compared to $105.4 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $41.0 million, or 38.9%. The increase in depreciation expense was primarily driven by the following:

•
the addition of Alon property, plant and equipment of $1,130.3 million and the addition of amortizable intangibles of $56.2 million as a result of the Delek/Alon Merger, combined with the addition of other capital expenditures and acquisitions (net of disposals) completed to date, where such additions contributed $39.5 million in incremental depreciation and amortization during the nine months ended September 30, 2018, which included nine months of Alon operating results, as compared to the nine months ended September 30, 2017, which included only three months of Alon operating results.

Management's Discussion and Analysis

Other Operating (Income) Expense, Net
Q3 2018 vs. Q3 2017
Other operating income increased by $2.4 million in the third quarter of 2018 to $1.7 million compared to expense of $0.7 million in the third quarter of 2017, primarily driven by the following:

•	net gains associated with our crude trading operations in the third quarter of 2018.
YTD 2018 vs. YTD 2017
Other operating income increased by $10.4 million to $9.4 million during the nine months ended September 30, 2018 compared to expense of $1.0 million during the nine months ended September 30, 2017, primarily driven by the following:

•	an increase of $17.2 million related to realized and unrealized gains on trading forward contract derivatives and net of losses of $3.5 million on related hedging derivatives in 2018.

Interest Expense
Q3 2018 vs. Q3 2017
Interest expense decreased by $2.9 million, or 8.5%, to $31.2 million in the third quarter of 2018 compared to $34.1 million in the third quarter of 2017, primarily driven by the following:

•
a decrease in the average effective interest rate of 4.66% in the third quarter of 2018 compared to the third quarter of 2017 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding described below) offset by an increase in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $1,036.0 million in the third quarter of 2018 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the third quarter of 2017. The increased borrowings have been used to help finance significant investments in capital assets/projects as well as repurchases of outstanding common stock, and the improvement in effective interest rate is primarily the result of the Refinancing that occurred on March 30, 2018 that reduced our overall effective interest rate on a significant portion of our long-term borrowings.

YTD 2018 vs. YTD 2017
Interest expense increased by $32.7 million, or 52.3% to $95.2 million in the first nine months of September 30, 2018 compared to $62.5 million in the first nine months of September 30, 2017, primarily driven by the following:

•
an increase in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $735.0 million (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) in the first nine months of September 30, 2018 compared to the first nine months of September 30, 2017, where a significant driver of the increase in borrowings related to the assumption of debt/obligations in connection with the Delek/Alon Merger.

Results from Equity Method Investments
Q3 2018 vs. Q3 2017
We recognized income of $4.0 million from equity method investments during the third quarter of 2018, compared to $5.1 million for the third quarter of 2017, a decrease of $1.1 million. This decrease was primarily driven by the following:

•	the disposal of an equity method investment associated with the sale of asphalt terminals during the intervening period.
YTD 2018 vs. YTD 2017
During the nine months ended September 30, 2018, we recognized income from equity method investments of $6.9 million, compared to $9.7 million for the nine months ended September 30, 2017. This decrease was primarily driven by the following:

•
the absence of the equity method investment in Alon during the nine months ended September 30, 2018 whereas we recognized our proportionate share of the net income from our investment in Alon of $4.5 million, net of $1.3 million in amortization of the excess of our investment over our equity in the underlying net assets of Alon, for the nine months ended September 30, 2017; and

•	the disposal of an equity method investment associated with the sale of asphalt terminals during the nine months ended September 30, 2018.

Management's Discussion and Analysis

Gain on Remeasurement of Equity Method Investment
Q3 2018 vs. Q3 2017
We recorded a gain of $190.1 million on our equity method investment in Alon in the third quarter of 2017, due to the remeasurement of the investment in connection with the Merger, where the remeasured pre-existing non-controlling interest is included as part of the purchase price consideration in recording the acquisition of Alon, net of the reversal of the accumulated other comprehensive income previously recorded related to the equity method investment in Alon. There was no gain on remeasurement of equity method investment recognized during the third quarter ended September 30, 2018
YTD 2018 vs. YTD 2017
We recorded a gain of $190.1 million on our equity method investment in Alon during the nine months ended September 30, 2017, due to the remeasurement of the investment in connection with the Merger, where the remeasured pre-existing non-controlling interest is included as part of the purchase price consideration in recording the acquisition of Alon, net of the reversal of the accumulated other comprehensive income previously recorded related to the equity method investment in Alon. There was no gain on remeasurement of equity method investment recognized during the nine months ended September 30, 2018.

Other Non-operating Expenses, Net
YTD 2018 vs. YTD 2017
During the nine months ended September 30, 2018, we incurred certain infrequently occurring expenses/charges that were not incurred during the nine months ended September 30, 2017. These included a $9.1 million loss on extinguishment of debt related to the Refinancing and an impairment loss on assets held for sale totaling approximately $27.5 million related to the asphalt assets held for sale. These charges were partially offset by a realized gain on the sale of certain asphalt assets totaling $13.2 million, including a gain on the sale of an asphalt equity method investment. See Notes 5 and 8 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information.

Income Taxes
Q3 2018 vs. Q3 2017
Under ASC 740, Income Taxes (“ASC 740”), companies are required to apply an estimated annual tax rate to interim period results on a year-to-date basis; however, the estimated annual tax rate should not be applied to interim financial results if a reliable estimate cannot be made.  In this situation, the interim tax rate should be based on actual year-to-date results. We used an estimated annual tax rate to record income taxes for the three months ended September 30, 2018, and an actual year-to-date effective tax rate to record income taxes for the three months ended September 30, 2017.
We have accounted for the effects of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Reform Act"), using reasonable estimates based on currently available information and our interpretations of the Tax Reform Act. The estimated impact of the Tax Reform Act during the three months ended September 30, 2018 may differ from the final accounting as supplemental legislation, regulatory guidance or evolving technical interpretations become available. These changes could be material to income tax expense.
Income tax expense decreased by $82.5 million in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•
pre-tax income of $236.8 million in the third quarter of 2018, as compared to $252.0 million for the third quarter of 2017 combined with the effect of the decrease in our effective tax rate which was 21.5% for the third quarter of 2018, compared to 53.0% for the third quarter of 2017.

◦
The change in our effective tax rate was primarily due to the decrease in Federal income tax rate attributable to continued adjustments to properly consider the impact of the Tax Reform Act (which reduced the U.S. federal corporate tax rate from 35% to 21%) combined with the reversal of the deferred tax asset related to the previous held equity method investment in Alon in the third quarter of 2017.

Management's Discussion and Analysis

YTD 2018 vs. YTD 2017
Under ASC 740, companies are required to apply an estimated annual tax rate to interim period results on a year-to-date basis; however, the estimated annual tax rate should not be applied to interim financial results if a reliable estimate cannot be made. In this situation, the interim tax rate should be based on actual year-to-date results. We used an estimated annual tax rate to record income taxes for the nine months ended September 30, 2018, and an actual year-to-date effective tax rate to record income taxes for the nine months ended September 30, 2017.
We have accounted for the effects of the Tax Reform Act, using reasonable estimates based on currently available information and our interpretations of the Tax Reform Act. The estimated impact of the Tax Reform Act during the nine months ended September 30, 2018 may differ from the final accounting as supplemental legislation, regulatory guidance or evolving technical interpretations become available. These changes could be material to income tax expense.
Income tax expense decreased by $44.7 million in the first nine months of September 30, 2018 compared to the first nine months of September 30, 2017, primarily driven by the following:

•
pre-tax income of $328.3 million compared to $213.1 million for the nine months ended September 30, 2018 and 2017, respectively, offset by the decrease in our effective tax rate which was 20.3% compared to 52.3% for the nine months ended September 30, 2018 and 2017, respectively.

◦
The change in our effective tax rate was primarily due to the following: decrease in Federal income tax rate attributable to continued adjustments to properly consider the impact of the Tax Reform Act (which reduced the U.S. federal corporate tax rate from 35% to 21%), combined with income tax benefit for federal tax credits attributable to the Company’s biodiesel blending operations for 2017 and the reversal of the deferred tax asset related to the previous held equity method investment in Alon in the third quarter of 2017, partially offset by tax expense associated with the impairment of assets held for sale.

Management's Discussion and Analysis

Operating Segments
We report operating results in three reportable segments: refining, logistics and retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.
Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018(1)	2017
Net revenues	$2,375.6	$2,113.8	$6,971.3	$4,366.3
Cost of materials and other	1,937.3	1,823.2	5,994.8	3,888.5
Refining margin	438.3	290.6	976.5	477.8
Operating expenses (excluding depreciation and amortization)	118.8	110.5	346.7	212.9
Contribution margin	$319.5	$180.1	$629.8	$264.9

(1)
The net revenues, cost of materials and other and refining margin for the nine months ended September 30, 2018 excludes Canada trading activity which was previously included and reported in the refining segment for the three months ended March 31, 2018.

Management's Discussion and Analysis

Refining Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Tyler, TX Refinery	(Unaudited)		(Unaudited)
Days in period	92	92	273	273
Total sales volume (average barrels per day)(1)	79,691	77,719	78,497	73,865
Products manufactured (average barrels per day):
Gasoline	40,663	41,986	41,417	39,313
Diesel/Jet	31,659	29,864	30,742	28,474
Petrochemicals, LPG, NGLs	3,199	2,526	2,722	2,625
Other	1,646	1,777	1,718	1,668
Total production	77,167	76,153	76,599	72,080
Throughput (average barrels per day):
Crude Oil	72,845	71,332	71,161	67,213
Other feedstocks	4,713	6,619	5,867	5,981
Total throughput	77,558	77,951	77,028	73,194
Per barrel of sales:
Tyler refining margin	$19.84	$13.63	$13.47	$8.07
Direct operating expenses	$3.57	$3.39	$3.45	$3.62
Crude Slate: (% based on amount received in period)
WTI crude oil	82.2%	83.3%	80.7%	80.7%
East Texas crude oil	17.8%	16.7%	18.4%	18.4%
Other	—%	—%	0.9%	0.9%

El Dorado, AR Refinery
Days in period	92	92	273	273
Total sales volume (average barrels per day)(2)	76,196	84,610	74,400	81,679
Products manufactured (average barrels per day):
Gasoline	30,522	37,471	33,948	37,922
Diesel	24,734	28,610	25,423	27,373
Petrochemicals, LPG, NGLs	1,012	1,776	1,236	1,728
Asphalt	5,313	6,741	5,036	6,671
Other	504	1,050	708	1,018
Total production	62,085	75,648	66,351	74,712
Throughput (average barrels per day):
Crude Oil	65,975	74,733	67,688	74,098
Other feedstocks	(2,197)	2,755	237	1,915
Total throughput	63,778	77,488	67,925	76,013
Per barrel of sales:
El Dorado refining margin	$9.21	$7.48	$8.89	$7.94
Direct operating expenses	$4.79	$3.68	$4.92	$3.58
Crude Slate: (% based on amount received in period)
WTI crude oil	68.3%	62.3%	66.2%	63.4%
Local Arkansas crude oil	20.2%	19.0%	20.6%	18.9%
Other	11.5%	18.7%	13.2%	17.7%

Management's Discussion and Analysis

Refining Segment (continued)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Big Spring, TX Refinery (acquired on July 1, 2017)	(Unaudited)		(Unaudited)
Days in period	92	92	273	92
Total sales volume (average barrels per day) (3)	78,062	74,362	72,669	74,362
Products manufactured (average barrels per day):
Gasoline	37,587	35,990	34,931	35,990
Diesel/Jet	29,177	27,001	25,864	27,001
Petrochemicals, LPG, NGLs	3,889	3,861	3,585	3,861
Asphalt	1,713	1,213	1,808	1,213
Other	1,504	1,291	1,366	1,291
Total production	73,870	69,356	67,554	69,356
Throughput (average barrels per day):
Crude oil	72,689	69,117	66,223	69,117
Other feedstocks	828	716	947	716
Total throughput	73,517	69,833	67,170	69,833
Per barrel of sales:
Big Spring refining margin	$22.20	$11.71	$16.73	$11.71
Direct operating expenses	$3.78	$3.88	$4.12	$3.88
Crude Slate: (% based on amount received in period)
WTI crude oil	75.4%	75.4%	72.7%	75.4%
WTS crude oil	24.6%	24.6%	27.3%	24.6%

Krotz Springs, LA Refinery (acquired on July 1, 2017)
Days in period	92	92	273	92
Total sales volume (average barrels per day) (4)	76,353	71,129	77,667	71,129
Products manufactured (average barrels per day):
Gasoline	33,103	32,383	36,028	32,383
Diesel/Jet	30,428	27,994	31,161	27,994
Heavy Oils	1,031	978	1,243	978
Petrochemicals, LPG, NGLs	6,531	6,765	7,188	6,765
Total production	71,093	68,120	75,620	68,120
Throughput (average barrels per day):
Crude Oil	71,746	68,998	73,410	68,998
Other feedstocks	(1,552)	(706)	1,072	(706)
Total throughput	70,194	68,292	74,482	68,292
Per barrel of sales:
Krotz Springs refining margin	$10.41	$8.18	$8.70	$8.18
Direct operating expenses	$3.98	$4.08	$3.80	$4.08
Crude Slate: (% based on amount received in period)
WTI Crude	71.6%	46.3%	62.1%	46.3%
Gulf Coast Sweet Crude	28.4%	53.7%	37.9%	53.7%

Management's Discussion and Analysis

Pricing statistics (average for the period presented):	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

WTI — Cushing crude oil (per barrel)	$69.63	$48.16	$66.90	$49.31
WTI — Midland crude oil (per barrel)	$55.28	$47.37	$59.21	$48.78
WTS -- Midland crude oil (per barrel) (5)	$55.36	$47.19	$58.76	$48.16
LLS (per barrel) (5)	$74.14	$51.62	$71.06	$51.72
Brent crude oil (per barrel)	$75.76	$52.21	$72.71	$52.49

U.S. Gulf Coast 5-3-2 crack spread (per barrel) (5)	$14.33	$15.92	$13.44	$12.46
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (5)	$17.43	$20.16	$17.02	$16.20
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (5)	$11.20	$13.63	$10.59	$11.30

U.S. Gulf Coast Unleaded Gasoline (per gallon)	$1.98	$1.58	$1.91	$1.52
Gulf Coast Ultra low sulfur diesel (per gallon)	$2.14	$1.62	$2.06	$1.55
U.S. Gulf Coast high sulfur diesel (per gallon)	$2.03	$1.44	$1.92	$1.40
Natural gas (per MMBTU)	$2.86	$2.95	$2.85	$3.05

(1)
Total sales volume includes 608 bpd sold to the logistics segment during the nine months ended September 30, 2018, and 869 and 851 during the three and nine months ended September 30, 2017, respectively. Total sales volume also includes sales of 365 and 203 bpd of intermediate and finished products to the El Dorado refinery during the three and nine months ended September 30, 2018, respectively, and 350 and 121 bpd during the three and nine months ended September 30, 2017, respectively. Total sales volume also includes 398 and 438 bpd of produced finished product sold to the Big Spring refinery and 211 and 150 bpd sold to the Krotz Springs refinery during the three and nine months ended September 30, 2018, respectively. Total sales volume excludes 5,218 and 4,589 bpd of wholesale activity during the three and nine months ended September 30, 2018, respectively, and 3,038 and 4,536 of wholesale activity during the three and nine months ended September 30, 2017, respectively.

(2)
Total sales volume includes 6,939 and 7,114 bpd of produced finished product sold to the Tyler refinery during the three and nine months ended September 30, 2018, respectively, and 460 and 674 bpd during the three and nine months ended September 30, 2017, respectively; 41,076 and 21,822 bpd of produced finished product sold to the Krotz Springs refinery during the three and nine months ended September 30, 2018, respectively; 57 and 395 bpd of produced finished product sold to the Big Spring refinery during the three and nine months ended September 30, 2018, respectively; 194 bpd of produced finished product sold to logistics segment during the nine months ended September 30, 2018, and 1,191 and 415 bpd during the three and nine months ended September 30, 2017, respectively; 167 and 273 bpd of produced finished product sold to the retail segment during the three and nine months ended September 30, 2018, respectively; and 51 and 112 bpd of produced finished product sold to Alon Asphalt Company during the three and nine months ended September 30, 2018, respectively. Total sales volume excludes 45,928 and 49,098 bpd of wholesale activity during the three and nine months ended September 30, 2018, respectively, and 23,917 and 19,726 bpd of wholesale activity during the three and nine months ended September 30, 2017, respectively.

(3)
Total sales volume includes 14,457 and 14,171 bpd sold to the retail segment, 871 and 3,103 bpd sold to the logistics segment and 1,706 and 1,584 bpd sold to Alon Asphalt Company during the three and nine months ended September 30, 2018, respectively.

(4)	Sales volume includes 38,766 and 32,671 bpd sold to the El Dorado refinery and 2,356 and 867 bpd sold to the Tyler refinery during the three and nine months ended September 30, 2018, respectively.

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

Management's Discussion and Analysis

Refining Segment Operational Comparison of the Three Months Ended September 30, 2018 versus the Three Months Ended September 30, 2017 and the Nine Months Ended September 30, 2018 versus the Nine Months Ended September 30, 2017
Net Revenues
Q3 2018 vs. Q3 2017
Net revenues for the refining segment increased by $261.8 million, or 12.4%, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•
increases in the price of U.S. Gulf Coast gasoline, ULSD, and High-Sulfur diesel ("HSD"), where increases in sales volume at the Tyler, Big Spring and Krotz Springs refineries were offset by a decrease in sales volume at El Dorado refinery.

YTD 2018 vs. YTD 2017
Net revenues for the refining segment increased by $2,605.0 million, or 59.7%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by the following:

•	the addition of the Big Spring and Krotz Springs refineries in connection with the Delek/Alon Merger on July 1, 2017; and

•	increases in the price of both U.S. Gulf Coast gasoline, ULSD and HSD.

Management's Discussion and Analysis

Cost of Materials and Other
Q3 2018 vs. Q3 2017
Cost of materials and other increased by $114.1 million, or 6.3%, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•	an increase in sales volumes at the Tyler, Big Spring and Krotz Springs refineries, offset by a decrease in sales volumes at the El Dorado refinery;

•	an increase in the cost of WTI Cushing crude oil, from an average of $48.16 per barrel to an average of $69.63; and

•	an increase in the cost of WTI Midland crude oil, from an average of $47.37 per barrel to an average of $55.28.
This increase was partially offset by the following:

•	a decrease in RIN expense from approximately $29.3 million to $7.7 million, where ethanol RIN prices averaged $0.21 per RIN in third quarter 2018 compared to $0.83 per RIN in the prior year period.
YTD 2018 vs. YTD 2017
Cost of materials and other increased by $2,106.3 million, or 54.2%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by the following:

•	the addition of the Big Spring and Krotz Springs refineries in connection with the Delek/Alon Merger on July 1, 2017;

•	an increase in the cost of WTI Cushing crude oil from an average of $49.31 per barrel to an average of $66.90; and

•	an increase in the cost of WTI Midland crude oil, from an average of $48.78 per barrel to an average of $59.21.
This increase was partially offset by the following:

•
a reduction of our RINs Obligation and related cost of materials and other of approximately $59.3 million and $47.5 million for the nine months ended September 30, 2018 and 2017, respectively, related to the receipt of small refinery exemptions from the requirements of the renewable fuel standard at our El Dorado refinery for the 2017 and 2016 calendar years, respectively. In March 2018, the Krotz Springs refinery received such approval as well, which resulted in a reduction of our RINs Obligation and related cost of materials and other of approximately $31.6 million for the nine months ended September 30, 2018.

Our refining segment has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These fees were $54.1 million and $33.5 million during the third quarters of 2018 and 2017, respectively and $152.0 million and $97.7 million during the nine months ended September 30, 2018 and 2017, respectively. We eliminate these intercompany fees in consolidation.

Management's Discussion and Analysis

Refining Margin
Q3 2018 vs. Q3 2017
Refining margin increased by $147.7 million, or 50.8%, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•
wider discounts between WTI Cushing crude oil compared to Brent and WTI Midland crude oil compared to WTI Cushing which impact refining margin at the Tyler and El Dorado Refineries where, during the third quarter of 2018, the average WTI Cushing crude oil differential to Brent crude oil was $6.13 per barrel compared to $4.05 during the third quarter of 2017, and the average WTI Midland crude oil differential to WTI Cushing crude oil was $14.35 per barrel compared to $0.79 during the third quarter of 2017;

•
wider discounts between WTI Cushing and WTS and LLS crude oil which impact refining margin at the Big Spring and Krotz Springs Refineries where, during the third quarter of 2018, the average WTI Cushing crude oil differential to WTS crude oil was $14.27 per barrel compared to $0.97 during the third quarter of 2017, and the average WTI Cushing crude oil differential to LLS crude oil was $4.51 per barrel compared to $3.46 during the third quarter of 2017;

•
a wider discount between Midland WTI crude oil and Brent crude oil where, during the third quarter of 2018, the Midland WTI crude oil differential to Brent crude oil was an average discount of $20.48 per barrel compared to $4.84 per barrel during the third quarter of 2017; and

•	the cost of materials and other benefit attributable to the decrease in RIN prices.
These increases were partially offset by the following:

•
a 10.0% decline in the average Gulf Coast 5-3-2 crack spread (the primary measure for the Tyler Refinery), as well as declines in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring Refinery) and average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs Refinery).

Management's Discussion and Analysis

YTD 2018 vs. YTD 2017
Refining margin increased by $498.7 million or 104.4%, in the first nine months of September 30, 2018 compared to the first nine months of September 30, 2017, with a refining margin percentage of 14.0% as compared to 10.9% for the nine months ended September 30, 2018 and 2017, respectively, primarily driven by the following:

•	the addition of the Big Spring and Krotz Springs refineries in connection with the Delek/Alon Merger on July 1, 2017;

•
wider discounts between WTI Cushing crude oil compared to Brent and WTI Midland crude oil compared to WTI Cushing which impact refining margin at the Tyler and El Dorado Refineries where, during the nine months ended September 30, 2018 the average WTI Cushing crude oil differential to Brent crude oil was $5.81 per barrel compared to $3.18 during the nine months of September 30, 2017, and the average WTI Midland crude oil differential to WTI Cushing crude oil was $7.69 per barrel compared to $0.53 during the nine months of September 30, 2017;

•	a 7.9% improvement in the average Gulf Coast 5-3-2 crack spread; and

•	the cost of materials and other benefit attributable to the RIN waivers.

Management's Discussion and Analysis

Operating Expenses
Q3 2018 vs. Q3 2017
Operating expenses increased by $8.3 million, or 7.5%, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•	an increase in outside services at the El Dorado refinery related to pipeline repairs and maintenance; and

•	an increase in utilities expense associated with increased throughput at the Tyler, Big Spring and Krotz Springs refineries.
YTD 2018 vs. YTD 2017
Operating expenses increased by $133.8 million, or 62.8%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by the following:

•	the addition of the Big Spring and Krotz Springs refineries in connection with the Delek/Alon Merger on July 1, 2017.

Contribution Margin
Q3 2018 vs. Q3 2017
Contribution margin increased by $139.4 million, or a 5.9% improvement in contribution margin percentage, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•
a wider discount between Midland WTI crude oil and Brent crude oil where, during the third quarter of 2018, the Midland WTI crude oil differential to Brent crude oil was an average discount of $20.48 per barrel compared to $4.84 per barrel in the prior-year period as well as favorability in the other crude differentials impacting our refineries described above; and

•	the cost of materials and other benefit attributable to the decrease in RIN prices.
These increases were partially offset by the following:

•	a 10.0% decline in the average Gulf Coast 5-3-2 crack spread as well as declines in the other relevant crack spreads described above.
YTD 2018 vs. YTD 2017
Contribution margin increased by $364.9 million, or a 3.7% improvement in contribution margin percentage, in the first nine months of September 30, 2018 compared to the first nine months of September 30, 2017, primarily driven by the following:

•	the addition of the Big Spring and Krotz Springs refineries in connection with the Delek/Alon Merger on July 1, 2017;

•	a 7.9% improvement in the average Gulf Coast 5-3-2 crack spread;

•	improvements in crude oil differentials as described above; and

•	the cost of materials and other benefit attributable to the RIN waivers.

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Logistics Segment Contribution:
Net revenues	$164.1	$130.7	$498.3	$386.9
Cost of materials and other	105.6	89.1	330.6	266.7
Operating expenses (excluding depreciation and amortization)	15.4	10.7	42.9	31.0
Contribution margin	$43.1	$30.9	$124.8	$89.2

Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	79,404	74,357	77,349	71,917
West Texas wholesale marketing throughputs (average bpd)	12,197	12,929	13,453	13,647
West Texas wholesale marketing margin per barrel	$4.65	$4.00	$5.88	$3.62
Big Spring wholesale marketing throughputs (average bpd) (2)	80,687	—	79,819	—
Terminalling throughputs (average bpd) (3)	167,491	127,229	159,457	123,780
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	59,150	60,247	56,672	59,653
Refined products pipelines to Enterprise Systems	43,762	51,623	47,154	50,933
SALA Gathering System	16,704	15,997	16,705	16,160
East Texas Crude Logistics System	14,284	15,260	16,402	15,006

(1)	Excludes jet fuel and petroleum coke.

(2)
Throughputs for the nine months ended September 30, 2018 are for the 214 days we marketed certain finished products produced at or sold from the Big Spring Refinery following the execution of the Big Spring Marketing Agreement, effective March 1, 2018, as defined in Note 3 to our accompanying condensed consolidated financial statements.

(3)
Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, our El Dorado and North Little Rock, Arkansas and our Memphis and Nashville, Tennessee terminals. Throughputs for the nine months ended September 30, 2018 for the Big Spring terminal are for the 214 days we operated the terminal following its acquisition effective March 1, 2018. Barrels per day are calculated for only the days we operated each terminal. Total throughput barrels for the nine months ended September 30, 2018 was 41.4 million barrels, which averaged 151,646 bpd for the period.

Management's Discussion and Analysis

Logistics Segment Operational Comparison of the Three Months Ended September 30, 2018 versus the Three Months Ended September 30, 2017 and the Nine Months Ended September 30, 2018 versus the Nine Months Ended September 30, 2017
Net Revenues
Q3 2018 vs. Q3 2017
Net revenues increased by $33.4 million, or 25.6%, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•
net revenues generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition, which were effective March 1, 2018. Refer to Note 3 to our accompanying condensed consolidated financial statements for additional information about the agreements executed in connection with the Big Spring Logistic Assets Acquisition; and

•
increases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold increased $0.42 per gallon and $0.55 per gallon, respectively; and

Net revenues included $9.0 million and $5.2 million of net service fees paid by our refining segment to our logistics segment during the third quarter of 2018 and 2017, respectively. These service fees are based on the number of gallons sold and a fee for providing sales and customer support services. Net revenues also included crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment, which includes revenues earned under the commercial agreements entered into in connection with the Big Spring Logistic Assets Acquisition. These fees were $54.1 million and $33.5 million in the third quarter of 2018 and 2017, respectively. The logistics segment also sold $0.3 million and $1.4 million of RINs to the refining segment during the third quarter of 2018 and 2017, respectively. These intercompany sales and fees are eliminated in consolidation.
YTD 2018 vs. YTD 2017
Net revenues increased by $111.4 million, or 28.8%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily driven by the following:

•
increases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold increased $0.42 per gallon and $0.56 per gallon, respectively;

•
net revenues generated under the agreements executed in connection with the Big Spring Logistics Assets Acquisition, which were effective March 1, 2018. Refer to Note 3 to our accompanying condensed consolidated financial statements for additional information about the agreements executed in connection with the Big Spring Logistic Assets Acquisition; and

•	increased net revenue related to the Paline Pipeline as a result of volume increases on the pipeline.
Net revenues included $23.8 million and $14.8 million of net service fees paid by our refining segment to our logistics segment during the nine months ended September 30, 2018 and 2017, respectively. These service fees are based on the number of gallons sold and a shared portion of the margin achieved in return for providing sales and customer support services. Net revenues also included crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment, which includes revenues earned under the commercial agreements entered into in connection with the Big Spring Logistic Assets Acquisition. These fees were $152.0 million and $97.7 million in the nine months ended September 30, 2018 and 2017, respectively. The logistics segment also sold $2.3 million and $3.9 million of RINs to the refining segment in the nine months ended September 30, 2018 and 2017, respectively. These intercompany sales and fees are eliminated in consolidation.

Management's Discussion and Analysis

Cost of Materials and Other
Q3 2018 vs. Q3 2017
Cost of materials and other for the logistics segment increased $16.5 million, or 18.5%, in the third quarter of 2018 compared to the third quarter of 2017. This increase was primarily driven by the following:

•
increases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline and diesel purchased increased $0.38 per gallon and $0.56 per gallon, respectively.

YTD 2018 vs. YTD 2017
Cost of materials and other for the logistics segment increased $63.9 million, or 24.0%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was primarily driven by the following:

•
increases in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations. The average cost per gallon of gasoline and diesel purchased increased $0.34 per gallon and $0.52 per gallon, respectively.

Operating Expenses
Q3 2018 vs. Q3 2017
Operating expenses increased by $4.7 million, or 43.9%, in the third quarter of 2018 compared to the third quarter of 2017, driven by the following:

•
higher operating costs associated with the logistics assets acquired in the Big Spring Logistic Assets Acquisition, including maintenance expenses, allocated employee costs, variable expenses such as utilities, and professional services fees incurred in connection with the transaction; and

•	higher employee costs, primarily payroll expense, allocated to the logistics segment as a result of an increase in allocated employee headcount.
YTD 2018 vs. YTD 2017
Operating expenses increased by $11.9 million, or 38.4%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by the following:

•
higher operating costs associated with the assets acquired in the Big Spring Logistic Asset Acquisition, including including maintenance expenses, allocated employee costs, variable expenses such as utilities, and professional services fees incurred in connection with the transaction; and

•	higher employee costs allocated to the logistics segment as a result of increases in allocated employee headcount and employee incentive costs.

Management's Discussion and Analysis

Contribution Margin
Q3 2018 vs. Q3 2017
Contribution margin increased by $12.2 million, or 39.5%, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•	improved contribution margin in our west Texas operations as a result of continued increased drilling activity in the region and favorable market price movements; and

•	increases in revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition as described above.
YTD 2018 vs. YTD 2017
Contribution margin increased by $35.6 million, or 39.9%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by the following:

•	improved contribution margin in our west Texas operations as a result of continued increased drilling activity in the region and favorable market price movements; and

•	increases in revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition as described above.

Management's Discussion and Analysis

Retail Segment
The Retail Segment was not reported for the periods prior to July 1, 2017 (the date of the Delek/Alon Merger which included the Retail Segment). The table below sets forth certain information concerning our retail segment operations (gross sales $ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$246.4	$213.9	$700.8	$213.9
Cost of materials and other	204.4	174.6	578.5	174.6
Operating expenses (excluding deprecation and amortization)	26.7	25.8	76.5	25.8
Contribution margin	$15.3	$13.5	$45.8	$13.5
Operating Information:
Number of stores (end of period)	295	302	295	302
Average number of stores	295	302	295	302
Retail fuel sales	$154.2	$123.5	$435.2	$123.5
Retail fuel sales (thousands of gallons)	55,996	54,365	163,809	54,365
Average retail gallons per average number of stores (in thousands)	196	186	573	186
Average retail sales price per gallon sold	$2.75	$2.27	$2.66	$2.27
Retail fuel margin ($ per gallon) (1)	$0.23	$0.20	$0.22	$0.20
Merchandise sales	$89.7	$91.3	$258.0	$91.3
Merchandise sales per average number of stores	$0.3	$0.3	$0.9	$0.3
Merchandise margin %	31.3%	31.4%	31.1%	31.4%

Three Months Ended September 30, 2018
Change in same-store fuel gallons sold	4.4%
Change in same-store fuel sales	26.7%
Change in same-store merchandise sales	3.7%

(1)
Retail fuel margin represents gross margin on fuel sales in the retail segment, and is calculated as retail fuel sales revenue less retail fuel cost of sales. The retail fuel margin per gallon calculation is derived by dividing retail fuel margin by the total retail fuel gallons sold for the period.

Management's Discussion and Analysis

Retail Segment Operational Comparison of the Three Months Ended September 30, 2018 versus the Three Months Ended September 30, 2017 and the Nine Months Ended September 30, 2018 versus the Nine Months Ended September 30, 2017
Net Revenues
Q3 2018 vs. Q3 2017
Net revenues for the retail segment increased by $32.5 million, or 15.2%, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•
retail fuel gallons sold for the retail segment were 55,996 thousand gallons in the third quarter of 2018 compared to 54,365 thousand gallons in the third quarter of 2017 with same-store sales growth in fuel volumes of 4.4%; and

•
total fuel sales were $154.2 million in the third quarter of 2018 compared to $123.5 million in the third quarter of 2017 as a result of the increase in gallons sold combined with a $0.48 increase in average price charged per gallon (as indicated by the same-store fuel sales increase of 26.7% as compared to the same-store fuel gallons sold increase of 4.4%).

Such increase was partially offset by the following:

•
merchandise sales were $89.7 million in the third quarter of 2018 compared to $91.3 million in the third quarter of 2017 which included a same-store sales increase of 3.7% offset by the reduction in average number of stores period over period.

YTD 2018 vs. YTD 2017
Net revenues for the retail segment increased by $486.9 million, or 227.6% in the first nine months of September 30, 2018 compared to the first nine months of September 30, 2017, primarily driven by the following:

•	the addition of approximately 300 convenience stores on July 1, 2017 in connection with the Delek/Alon Merger.

Management's Discussion and Analysis

Cost of Materials and Other
Q3 2018 vs. Q3 2017
Cost of materials and other for the retail segment increased by $29.8 million, or 17.1%, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•
an increase in fuel cost of materials and other attributable to an increase in volume of fuel gallons sold from 54,365 thousand in the third quarter 2017 to 55,996 thousand in the third quarter of 2018, combined with an increase in average cost per gallon of $0.46.

YTD 2018 vs. YTD 2017
Cost of materials and other for the retail segment increased by $403.9 million, or 231.3%, in the first nine months of September 30, 2018 compared to the first nine months of September 30, 2017, primarily driven by the following:

•	the addition of approximately 300 convenience stores on July 1, 2017 in connection with the Delek/Alon Merger.

Operating Expenses
Q3 2018 vs. Q3 2017
Operating expenses for the retail segment increased by $0.9 million, or 3.5% in the third quarter of 2018 compared to the third quarter of 2017.
YTD 2018 vs. YTD 2017
Operating expenses for the retail segment increased by $50.7 million, or 196.5% in the first nine months of September 30, 2018 compared to the first nine months of September 30, 2017, primarily driven by the following:

•	the addition of approximately 300 convenience stores on July 1, 2017 in connection with the Delek/Alon Merger.

Contribution Margin
Q3 2018 vs. Q3 2017
Contribution margin for the retail segment increased by $1.8 million, a 13.3% improvement in contribution margin percentage, in the third quarter of 2018 compared to the third quarter of 2017, primarily driven by the following:

•
a 24.9% increase in fuel sales revenue primarily attributable to a 21.1% increase in average sales price per gallon quarter over quarter, largely offset by a 22.3% increase in average cost per gallon, the combination of which resulted in a $0.03 per gallon improvement in retail fuel margin per gallon during the quarter, while merchandise margins and operating expenses remained relatively flat.

YTD 2018 vs. YTD 2017
Contribution margin for the retail segment increased by $32.3 million, a 239.3% improvement in contribution margin percentage, in the first nine months of September 30, 2018 compared to the first nine months of September 30, 2017, primarily driven by the following:

•	the addition of approximately 300 convenience stores on July 1, 2017 in connection with the Delek/Alon Merger.

Management's Discussion and Analysis

Management's Discussion and Analysis

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

	Nine Months Ended September 30,
	2018	2017
Cash Flow Data:
Operating activities	$201.2	$72.4
Investing activities	(37.2)	106.2
Financing activities	3.2	(29.8)
Net increase (decrease)	$167.2	$148.8

We adopted new accounting guidance on January 1, 2018 that resulted in a reclassification of $10.9 million of distributions received in the nine months ended September 30, 2017 from cash flows of operating activities to cash flows of investing activities, as discussed further in Note 1 of the condensed consolidated financial statements in Item 1, Financial Statement.
Cash Flows from Operating Activities
Net cash provided by operating activities was $201.2 million for the nine months ended September 30, 2018, compared to $72.4 million for the comparable period of 2017. The increase in cash flows from operations was partially due to an increase in net income, which for the nine months ended September 30, 2018 was $253.0 million, compared to $97.5 million in the same period of 2017. Additionally, in the nine months ended September 30, 2017, net income included a non-cash gain on remeasurement of equity method investment of $190.1 million for which there was no comparable activity in the current period. This increase was partially offset by increases in cash used to purchase inventory and other current assets, decreases in cash received on accounts receivable and increases in fair value of derivatives. Additionally partially offsetting the increase, net income for the nine months ended September 30, 2018 included a non-cash benefit of deferred income taxes of $34.7 million in 2018 compared to expense of $97.8 million in the prior year.
Cash Flows from Investing Activities
Net cash used in investing activities was $37.2 million for the first nine months of 2018, compared to net cash provided of $106.2 million in the comparable period of 2017. The decrease in cash flows provided by investing activities was primarily due to an increase in cash purchases of property, plant and equipment, which increased from $108.4 million in 2017, to $228.0 million in 2018, and a $9.9 million decrease in distributions received from equity method investments. Additionally, $200.5 million in cash was acquired in 2017 with the Delek/Alon Merger. This decrease was partially offset by proceeds from sales of discontinued operations of $84.9 million and proceeds from the sale of asphalt assets of $110.8 million received in 2018.
Cash Flows from Financing Activities
Net cash provided by financing activities was $3.2 million for the nine months ended September 30, 2018, compared to cash used of $29.8 million in the comparable 2017 period. We completed the Refinancing transaction as well as extinguished the Convertible Notes during the nine months ended September 30, 2018. The increase in net cash flows from financing activities was primarily attributable to proceeds from long-term revolvers of $1,749.1 million and proceeds from term debt of $690.6 million, offset by payments on long-term revolvers of $1,227.8 million, payment on term debt of $824.6 million, deferred financing costs paid of $13.2 million, repayment of product financing agreements of $72.4 million, repurchase of common stock of $207.4 million and increases in dividends paid to $58.8 million compared to $31.3 million in the comparable 2017 period.
Cash Position and Indebtedness
As of September 30, 2018, our total cash and cash equivalents were $1,109.1 million and we had total indebtedness of approximately $1,862.0 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $873.3 million and we had letters of credit issued of approximately $143.5 million. We believe we were in compliance with our covenants in all debt facilities as of September 30, 2018. See Note 8 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information about our separate revolving credit facilities.

Management's Discussion and Analysis

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the nine months ended September 30, 2018 were $210.9 million, of which approximately $136.3 million was spent in our refining segment, $7.4 million in our logistics segment, $6.0 million in our retail segment and $61.2 million at the holding company level. The following table summarizes our actual capital expenditures for the nine months ended September 30, 2018 and planned capital expenditures for the full year 2018 by operating segment and major category (in millions):

	Full Year 2018 Forecast	Nine Months Ended September 30, 2018
Refining:
Sustaining maintenance, including turnaround activities	$79.6	$59.5
Regulatory	35.3	22.4
Discretionary projects	77.4	54.4
Refining segment total	192.3	136.3
Logistics:
Regulatory	1.5	0.8
Sustaining maintenance	5.5	3.2
Discretionary projects	4.6	3.4
Logistics segment total	11.6	7.4
Retail:
Regulatory	0.4	0.2
Sustaining maintenance	4.3	2.1
Discretionary projects	7.7	3.7
Retail segment total	12.4	6.0
Other:
Regulatory	0.4	0.3
Sustaining maintenance	1.7	—
Discretionary projects	87.1	60.9
Other total	89.2	61.2
Total capital spending	$305.5	$210.9

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

Management's Discussion and Analysis

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
Price Risk Management Activities
At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. We also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligations. These future RIN commitments meet the definition of derivative instruments under ASC 815, Derivatives and Hedging ("ASC 815"). In accordance with ASC 815, all of these commodity contracts and future purchase commitments are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our condensed consolidated financial statements. Occasionally, at inception, the Company will elect to designate the commodity derivative contracts as cash flow hedges under ASC 815. Gains or losses on commodity derivative contracts accounted for as cash flow hedges are recognized in other comprehensive income on the condensed consolidated balance sheets and, ultimately, when the forecasted transactions are completed, in net revenues or cost of materials and other in the condensed consolidated statements of income.
The following table sets forth information relating to our open commodity derivative contracts as of September 30, 2018 ($ in millions).

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2018	2019	2020
Contracts not designated as hedging instruments:
Crude oil price swaps - long(1)	$(9.4)	4,496,000	3,443,000	473,000	580,000
Crude oil price swaps - short(1)	5.8	3,866,000	2,813,000	473,000	580,000
Inventory, refined product and crack spread swaps - long(1)	167.3	62,768,714	56,982,714	4,815,000	971,000
Inventory, refined product and crack spread swaps - short(1)	(184.1)	63,625,714	55,237,714	7,417,000	971,000
RIN commitment contracts - long(2)	(16.1)	32,505,000	32,505,000	—	—
RIN commitment contracts - short(2)	16.9	26,450,000	26,450,000	—	—
Total	$(19.6)	193,711,428	177,431,428	13,178,000	3,102,000
Contracts designated as cash flow hedging instruments:
Crude oil price swaps - long(1)	$—	—	—	—	—
Crude oil price swaps - short(1)	—	—	—	—	—
Inventory, refined product and crack spread swaps - long(1)	8.7	14,928,000	3,937,000	10,991,000	—
Inventory, refined product and crack spread swaps - short(1)	(7.5)	1,085,000	735,000	350,000	—
Total	$1.2	16,013,000	4,672,000	11,341,000	—
(1)Volume in barrels
(2)Volume in RINs

Management's Discussion and Analysis

Interest Risk Management Activities
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $1,529.7 million as of September 30, 2018.
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
The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt as of September 30, 2018 would be to change interest expense by approximately $15.3 million.
Commodity Derivatives Trading Activities
In the first half of 2018, we entered into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, and futures contracts. These contracts are classified as held for trading and are recognized at fair value with changes in fair value recognized in the income statement. Trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts had remaining durations of less than one year as of September 30, 2018.
The following table sets forth information relating to commodity derivative contracts held for trading purposes as of September 30, 2018.

Contract Description	Less than 1 year
Over the counter forward sales contracts
Notional contract volume (1)	918,755
Weighted-average market price (per barrel)	$32.05
Contractual volume at fair value (in millions)	$29.4
Over the counter forward purchase contracts
Notional contract volume (1)	667,038
Weighted-average market price (per barrel)	$28.81
Contractual volume at fair value (in millions)	$19.2

(1)	Volume in barrels

Management's Discussion and Analysis

ITEM 4. CONTROLS AND PROCEDURES
Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), is accumulated and appropriately communicated to management. There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We carried out an evaluation required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the reporting period. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the reporting period.

Legal Proceedings, Risk Factors, Unregistered Sales of Equity Securities and Other Information

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations and there have been no material developments to the proceedings previously reported in our Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 9, 2018 to comply with certain SEC regulations.

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In December 2016, our Board of Directors authorized a share repurchase program for up to $150.0 million of our common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. On February 26, 2018, the Board of Directors approved a new $150.0 million authorization to repurchase our common stock. The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended September 30, 2018 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act (inclusive of all purchases that have settled as of September 30, 2018):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2018	—	$—	—	$159,721,210
August 1 - August 31, 2018	479,029	52.19	479,029	134,721,530
September 1 - September 30, 2018	1,427,279	47.04	1,427,279	$67,585,943
Total	1,906,308	48.33	1,906,308	N/A

(1) 1,906,308 shares were repurchased during the three months ended September 30, 2018 pursuant to the repurchase program authorized by the Board of Directors in December 2016 for up to $150.0 million of Delek common stock, which was announced on January 3, 2017, and an additional $150.0 million authorization to repurchase Delek common stock, which was announced on February 26, 2018. On November 6, 2018, the Board of Directors authorized the repurchase of an additional $500.0 million of Delek common stock, which was announced on November 6, 2018.
In addition to purchases presented in the table above, we also received 2,692,771 shares from the exercise of call options on September 17, 2018 that were previously acquired to hedge Alon's 3.00% Convertible Notes due 2018, which shares offset the dilution from the issuance of shares of Delek common stock in connection with the settlement of the Convertible Notes.

ITEM 5. OTHER INFORMATION
On November 6, 2018, our Board of Directors voted to declare a quarterly cash dividend of $0.26 per share of our common stock, payable on December 4, 2018 to shareholders of record on November 20, 2018. Additionally, on November 6, 2018, the Board of Directors authorized the repurchase of an additional $500.0 million of Delek common stock. This new authorization has no expiration and is in addition to any remaining amounts previously authorized.
On November 9, 2018, Delek entered into an Unwind Agreement with the holders of our outstanding common stock Warrants (as defined in Note 8 of the condensed consolidated financial statements in Item 1, Financial Statements).  Pursuant to the terms of the Unwind Agreement, we will settle for cash such Warrants with the holders at various prices per Warrant as provided in the Unwind Agreement. The settlement amount will be based on the volume-weighted average price of Delek common stock over a period of sixteen trading days beginning November 9, 2018 (the “Unwind Period”) and taking into account an adjustment for the exercise price of the Warrants.  Following the Unwind Period and the satisfaction of the payment obligation, the Warrants will be canceled and the associated rights and obligations terminated.
 We have been advised that the holders of the Warrants or their respective affiliates, in order to unwind their hedge positions with respect to the Warrants, are likely to buy shares of Delek common stock in market or private transactions and unwind various derivative transactions with respect to Delek common stock. These activities could have an effect on the trading price of Delek common stock.

Exhibits

ITEM 6. EXHIBITS

Exhibit No.		Description
31.1	§	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	§	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	§§	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	§§	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

§	Filed herewith
§§	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chairman), President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kevin Kremke
Kevin Kremke
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 9, 2018