Form 10-Q
period 2019-03-31
Delek US Holdings, Inc.
filed 2019-05-09
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $.01	DK	New York Stock Exchange

At May 3, 2019, there were 76,855,503 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents

Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2019

2 |

Financial Statements

Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$989.7	$1,079.3
Accounts receivable, net	780.2	514.4
Inventories, net of inventory valuation reserves	905.8	690.9
Other current assets	85.0	135.7
Total current assets	2,760.7	2,420.3
Property, plant and equipment:
Property, plant and equipment	3,121.4	2,999.6
Less: accumulated depreciation	(849.1)	(804.7)
Property, plant and equipment, net	2,272.3	2,194.9
Operating lease right-of-use assets	198.3	—
Goodwill	857.8	857.8
Other intangibles, net	94.9	104.4
Equity method investments	135.0	130.3
Other non-current assets	52.8	52.9
Total assets	$6,371.8	$5,760.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,232.8	$1,009.7
Accounts payable to related parties	1.3	1.5
Current portion of long-term debt	32.0	32.0
Obligation under Supply and Offtake Agreements	158.9	312.6
Current portion of operating lease liabilities	43.3	—
Accrued expenses and other current liabilities	392.6	307.7
Total current liabilities	1,860.9	1,663.5
Non-current liabilities:
Long-term debt, net of current portion	1,729.1	1,751.3
Obligation under Supply and Offtake Agreements	225.9	49.6
Environmental liabilities, net of current portion	139.5	139.5
Asset retirement obligations	74.7	75.5
Deferred tax liabilities	226.7	210.2
Operating lease liabilities, net of current portion	157.5	—
Other non-current liabilities	59.0	62.9
Total non-current liabilities	2,612.4	2,289.0
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 90,722,641 shares and 90,478,075 shares issued at March 31, 2019 and December 31, 2018, respectively	0.9	0.9
Additional paid-in capital	1,135.5	1,135.4
Accumulated other comprehensive income	39.3	28.6
Treasury stock, 13,769,424 shares and 12,477,780 shares, at cost, as of March 31, 2019 and December 31, 2018, respectively	(560.3)	(514.1)
Retained earnings	1,110.1	981.8
Non-controlling interests in subsidiaries	173.0	175.5
Total stockholders’ equity	1,898.5	1,808.1
Total liabilities and stockholders’ equity	$6,371.8	$5,760.6

See accompanying notes to condensed consolidated financial statements

3 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except share and per share)

	Three Months Ended
	March 31,
	2019	2018 (1)
Net revenues	$2,199.9	$2,353.2
Cost of sales:
Cost of materials and other	1,699.4	2,042.8
Operating expenses (excluding depreciation and amortization presented below)	140.9	132.9
Depreciation and amortization	39.3	37.8
Total cost of sales	1,879.6	2,213.5
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	25.8	25.2
General and administrative expenses	62.2	65.2
Depreciation and amortization	7.5	10.2
Other operating expense, net	2.4	0.3
Total operating costs and expenses	1,977.5	2,314.4
Operating income	222.4	38.8
Interest expense	28.7	32.5
Interest income	(2.5)	(0.7)
Income from equity method investments	(2.6)	—
Impairment loss on assets held for sale	—	27.5
Loss on extinguishment of debt	—	9.0
Other income, net	(1.4)	(0.7)
Total non-operating expenses, net	22.2	67.6
Income (loss) from continuing operations before income tax expense (benefit)	200.2	(28.8)
Income tax expense (benefit)	45.8	(11.5)
Income (loss) from continuing operations, net of tax	154.4	(17.3)
Discontinued operations:
Loss from discontinued operations, including gain (loss) on sale of discontinued operations	—	(10.5)
Income tax benefit	—	(2.3)
Loss from discontinued operations, net of tax	—	(8.2)
Net income (loss)	154.4	(25.5)
Net income attributed to non-controlling interests	5.1	14.9
Net income (loss) attributable to Delek	$149.3	$(40.4)
Basic income (loss) per share:
Income (loss) from continuing operations	$1.92	$(0.29)
Loss from discontinued operations	$—	$(0.20)
Total basic income (loss) per share	$1.92	$(0.49)
Diluted income (loss) per share:
Income (loss) from continuing operations	$1.90	$(0.29)
(Loss) from discontinued operations	$—	$(0.20)
Total diluted income (loss) per share	$1.90	$(0.49)
Weighted average common shares outstanding:
Basic	77,793,278	82,252,405
Diluted	78,446,690	82,252,405
Dividends declared per common share outstanding	$0.27	$0.20

(1)
Income tax benefit for the quarter ended March 31, 2018 reflects a correction made in our 2018 Annual Report on Form 10-K (filed on March 1, 2019) to record additional deferred tax expense totaling $5.5 million related to the recognition of a valuation allowance on deferred tax assets recognized in connection with the Big Spring Logistic Assets Acquisition (see Note 5) not previously reported in our March 31, 2018 Quarterly Report on Form 10-Q filed on May 10, 2018. Such amount is not considered material to the financial statements or the trend of earnings for that period. See Note 23 to our annual audited consolidated financial statements included in Part II, Item 8 of our 2018 Annual Report on Form 10-K filed on March 1, 2019 for further discussion.

See accompanying notes to condensed consolidated financial statements

4 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Net income (loss) attributable to Delek	$149.3	$(40.4)
Other comprehensive income (loss):
Commodity contracts designated as cash flow hedges:
Unrealized (losses) gains	(6.0)	2.7
Realized losses reclassified to cost of materials and other	19.1	—
Net gains related to commodity cash flow hedges	13.1	2.7
Income tax expense	(2.8)	(0.6)
Net comprehensive income on commodity contracts designated as cash flow hedges	10.3	2.1

Interest rate contracts designated as cash flow hedges:
Unrealized losses	—	(1.3)
Realized losses reclassified to interest expense	—	0.7
Net losses related to interest rate cash flow hedges	—	(0.6)
Income tax benefit	—	0.2
Net comprehensive loss on interest rate contracts designated as cash flow hedges	—	(0.4)

Foreign currency translation gain (loss), net of taxes	0.2	(0.4)

Postretirement benefit plans:
Unrealized gain arising during the year related to:
Net actuarial gain	0.2	0.2
Gain reclassified to earnings:
Recognized due to curtailment and settlement	—	(0.1)
Net comprehensive income on postretirement benefit plans, net of taxes	0.2	0.1
Total other comprehensive income	10.7	1.4
Comprehensive income (loss) attributable to Delek	$160.0	$(39.0)

See accompanying notes to condensed consolidated financial statements

5 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share and per share data)

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	December 31, 2018	90,478,075	$0.9	$1,135.4	$28.6	$981.8	(12,477,780)	$(514.1)	$175.5	$1,808.1
Net income		—	—	—	—	149.3	—	—	5.1	154.4
Other comprehensive income related to commodity contracts		—	—	—	10.3	—	—	—	—	10.3
Other comprehensive income related to postretirement benefit plans		—	—	—	0.2	—	—	—	—	0.2
Foreign currency translation gain		—	—	—	0.2	—	—	—	—	0.2
Common stock dividends ($0.27 per share)		—	—	—	—	(21.0)	—	—	—	(21.0)
Distributions to non-controlling interests		—	—	—	—	—	—	—	(7.7)	(7.7)
Equity-based compensation expense		—	—	4.9	—	—	—	—	0.1	5.0
Repurchase of common stock		—	—	—	—	—	(1,291,644)	(46.2)	—	(46.2)
Taxes due to the net settlement of equity-based compensation		—	—	(4.5)	—	—	—	—	—	(4.5)
Exercise of equity-based awards		244,566	—	—	—	—	—	—	—	—
Other		—	—	(0.3)	—	—	—	—	—	(0.3)
Balance at	March 31, 2019	90,722,641	$0.9	$1,135.5	$39.3	$1,110.1	(13,769,424)	$(560.3)	$173.0	$1,898.5

6 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (Continued)
(In millions, except share and per share data)

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	December 31, 2017	81,533,548	$0.8	$900.1	$6.9	$767.8	(762,623)	$(25.0)	$313.6	$1,964.2
Net income		—	—	—	—	(40.4)	—	—	14.9	(25.5)
Other comprehensive income related to commodity contracts		—	—	—	2.1	—	—	—	—	2.1
Other comprehensive loss related to postretirement benefit plans		—	—	—	0.1	—	—	—	—	0.1
Other comprehensive loss related to interest rate contracts		—	—	—	(0.4)	—	—	—	—	(0.4)
Foreign currency translation loss		—	—	—	(0.4)	—	—	—	—	(0.4)
Common stock dividends ($0.20 per share)		—	—	—	—	(17.0)	—	—	—	(17.0)
Distributions to non-controlling interests		—	—	—	—	—	—	—	(6.9)	(6.9)
Equity-based compensation expense		—	—	4.6	—	—	—	—	0.2	4.8
Issuance of stock for non-controlling interest repurchase, net of tax		5,649,373	0.1	140.4	—	—	—	—	(127.0)	13.5
De-recognition of non-controlling interest		—	—	—	—	—	—	—	(18.7)	(18.7)
Reclassification for stranded tax effects resulting from the Tax Reform Act (see Note 14)		—	—	—	1.6	(1.6)	—	—	—	—
Cumulative effect of adopting accounting principle regarding income tax effect of intra-equity transfers		—	—	—	—	(44.4)	—	—	—	(44.4)
Repurchase of common stock		—	—	—	—	—	(2,569,932)	(95.3)	—	(95.3)
Taxes due to the net settlement of equity-based compensation		—	—	(1.8)	—	—	—	—	—	(1.8)
Exercise of equity-based awards		122,747	—	—	—	—	—	—	—	—
Other		—	—	—	0.1	(0.1)	—	—	—	—
Balance at	March 31, 2018	87,305,668	$0.9	$1,043.3	$10.0	$664.3	(3,332,555)	$(120.3)	$176.1	$1,774.3

See accompanying notes to condensed consolidated financial statements

7 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$154.4	$(25.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46.8	48.0
Amortization of deferred financing costs and debt discount	1.9	2.0
Non-cash lease expense	9.3	—
Accretion of environmental liabilities and asset retirement obligations	0.7	1.3
Amortization of unfavorable contract liability	—	(1.5)
Deferred income taxes	10.9	(69.1)
(Income) loss from equity method investments	(2.6)	—
Dividends from equity method investments	1.9	1.0
Loss on interest rate derivative	—	0.7
Loss on disposal of assets	5.6	0.3
Loss on extinguishment of debt	—	9.0
Impairment of assets held for sale	—	27.5
Equity-based compensation expense	5.0	4.8
Income tax benefit of equity-based compensation	(1.4)	—
Loss from discontinued operations	—	8.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(265.8)	(29.1)
Inventories and other current assets	(192.5)	(206.5)
Fair value of derivatives	43.5	(18.3)
Accounts payable and other current liabilities	292.4	(52.0)
Obligation under Supply and Offtake Agreement	22.6	71.8
Non-current assets and liabilities, net	0.7	52.3
Cash provided by (used in) operating activities - continuing operations	133.4	(175.1)
Cash used in operating activities - discontinued operations	—	(15.6)
Net cash provided by (used in) operating activities	133.4	(190.7)
Cash flows from investing activities:
Equity method investment contributions	(4.8)	—
Distributions from equity method investments	0.8	0.7
Capital expenditures for property, plant, equipment and refinery turnaround activities	(124.0)	(71.0)
Purchase of intangible assets	—	(1.6)
Proceeds from sale of property, plant and equipment	1.0	0.1
Proceeds from sales of discontinued operations	—	39.7
Cash used in investing activities - continuing operations	(127.0)	(32.1)
Cash provided by investing activities - discontinued operations	—	5.5
Net cash used in investing activities	(127.0)	(26.6)
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(In millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Proceeds from long-term revolvers	437.8	1,078.7
Payments on long-term revolvers	(433.3)	(608.9)
Proceeds from term debt	—	690.6
Payments on term debt	(26.8)	(671.1)
Proceeds from product financing agreements	15.6	—
Repayments of product financing agreements	(9.0)	(72.4)
Taxes paid due to the net settlement of equity-based compensation	(4.5)	(1.8)
Repurchase of common stock	(46.2)	(95.3)
Distribution to non-controlling interest	(7.7)	(6.9)
Dividends paid	(21.0)	(17.0)
Deferred financing costs paid	(0.9)	(2.5)
Cash (used in) provided by financing activities - continuing operations	(96.0)	293.4
Cash used in financing activities - discontinued operations	—	—
Net cash (used in) provided by financing activities	(96.0)	293.4
Net (decrease) increase in cash and cash equivalents	(89.6)	76.1
Cash and cash equivalents at the beginning of the period	1,079.3	941.9
Cash and cash equivalents at the end of the period	989.7	1,018.0
Less cash and cash equivalents of discontinued operations at the end of the period	—	—
Cash and cash equivalents of continuing operations at the end of the period	$989.7	$1,018.0

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.3 million and $0.2 million in the 2019 and 2018 periods, respectively	$25.1	$32.7
Income taxes	$0.1	$—
Non-cash investing activities:
Common stock issued in connection with the buyout of Alon Partnership non-controlling interest	$—	$127.0
(Decrease) increase in accrued capital expenditures	$4.4	$(0.9)
Non-cash financing activities:
Non-cash lease liability arising from recognition of right of use assets upon adoption of ASU 2016-02	$211.0	$—

See accompanying notes to condensed consolidated financial statements

8 |

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
Our condensed consolidated financial statements include the accounts of Delek and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 1, 2019 (the "Annual Report on Form 10-K") and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K.
Our condensed consolidated financial statements include Delek Logistics Partners, LP ("Delek Logistics"), which is a variable interest entity. As the indirect owner of the general partner of Delek Logistics, we have the ability to direct the activities of this entity that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes for this entity and are Delek Logistics' primary customer. As Delek Logistics does not derive an amount of gross margin material to us from third parties, there is limited risk to Delek associated with Delek Logistics' operations. However, in the event that Delek Logistics incurs a loss, our operating results will reflect such loss, net of intercompany eliminations, to the extent of our ownership interest in this entity.
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
Reclassifications
Certain prior period amounts have been reclassified in order to conform to the current period presentation. Additionally, certain changes to presentation of the prior period statements of income have been made in order to conform to the current period presentation, primarily relating to the addition of a subtotal entitled 'cost of sales' which includes all costs directly attributable to the generation of the related revenue, as defined by GAAP, and the retitling of what was previously referred to as 'cost of goods sold' to 'cost of materials and other'. In connection with this change in presentation, we have revised our related accounting policy, as presented in our 2018 Annual Report on Form 10-K.
New Accounting Pronouncements Adopted During 2019
Accounting Standards Update ("ASU") 2016-02, Leases
In February 2016, the Financial Accounting Standards Board (the "FASB") issued guidance that requires the recognition of a lease liability and a right-of-use asset, initially measured at the present value of the lease payments, in the statement of financial condition for all leases with terms longer than one year. The guidance was subsequently amended to consider the impact of practical expedients and provide additional clarifications. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the new lease standard on January 1, 2019. We elected the package of practical expedients which, among other things, allows us to carry forward the historical lease classification. For certain lease classes, we have elected the practical expedient not to separate lease and non-lease components, which allows us to combine the components if certain criteria are met. Further, we elected the optional transition method, which allows us to recognize a cumulative-effect adjustment to the opening balance sheet of retained earnings at the date of adoption and to not recast our comparative periods. We have not elected the hindsight practical expedient, which would have allowed us to use hindsight

9 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

in determining the reasonably certain lease term. The adoption of the lease accounting guidance had no impact on January 1, 2019 retained earnings and resulted in the recognition of a $211.0 million lease liability and a corresponding right-of-use asset on our consolidated balance sheet. The adoption did not have a material impact on our consolidated income statement. See Note 20 for further information.
ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued guidance to better align financial reporting for hedging activities with the economic objectives of those activities for both financial (e.g., interest rate) and commodity risks. The guidance was intended to create more transparency in the presentation of financial results, both on the face of the financial statements and in the footnotes, and simplify the application of hedge accounting guidance. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Companies are required to apply the guidance on a modified retrospective transition method in which the cumulative effect of the change is recognized within equity in the consolidated balance sheet as of the date of adoption. We adopted this guidance on January 1, 2019 and the adoption did not have a material impact on our business, financial condition or results of operations. See Note 11.
Accounting Pronouncements Not Yet Adopted
ASU 2018-15, Intangible - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued guidance related to customers’ accounting for implementation costs incurred in a cloud computing arrangement that is considered a service contract. This pronouncement aligns the requirements for capitalizing implementation costs in such arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively or retrospectively. We expect to adopt this guidance on or before the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.
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

Note 2 - Acquisitions
In January 2017, we announced that Old Delek (and various related entities) entered into a merger agreement with Alon, as amended (the "Merger Agreement"). The related Merger (as previously defined, the "Delek/Alon Merger") was effective July 1, 2017 (as previously defined, the “Effective Time”), resulting in a new post-combination consolidated registrant renamed as Delek US Holdings, Inc. (as previously defined, “New Delek”), with Alon and Old Delek surviving as wholly-owned subsidiaries of New Delek. New Delek is the successor issuer to Old Delek and Alon pursuant to Rule 12g-3(c) under the Exchange Act, as amended. In addition, as a result of the Delek/Alon Merger, the shares of common stock of Old Delek and Alon were delisted from the NYSE in July 2017, and their respective reporting obligations under the Exchange Act were terminated.
In connection with the Delek/Alon Merger, Alon, New Delek and U.S. Bank National Association, as trustee (the “Trustee”) entered into a First Supplemental Indenture (the “Supplemental Indenture”), effective as of July 1, 2017, which provided for Alon's 3.00% Convertible

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Senior Notes due 2018, which were previously convertible into Alon Common Stock, to thereafter be convertible into New Delek Common Stock based on the exchange rate applied in the Delek/Alon Merger (the “Convertible Notes”). Additionally, in connection with the Convertible Notes, Alon also entered into equity instruments, including call options (the "Call Options") and warrants (the "Warrants"), designed, in combination, to hedge a portion of the risk associated with the potential exercise of the conversion feature of the Convertible Notes and to mitigate the dilutive effect of such potential conversion. These instruments were also exchanged in connection with the Delek/Alon Merger into instruments that were indexed to New Delek Common Stock. See Note 10 for further discussion of these instruments and subsequent activity.
The Delek/Alon Merger was accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. Transaction costs incurred by the Company in connection with the Delek/Alon Merger totaled $4.8 million for the three months ended March 31, 2018. Such costs were included in general and administrative expenses in the accompanying condensed consolidated statements of income.
The final allocation of the aggregate purchase price (which was finalized as of June 30, 2018) is summarized as follows (in millions), and is inclusive of our discontinued Paramount and Long Beach, California refinery and California renewable fuels facility operations (collectively, the "California Discontinued Entities," discussed in Note 7):

Delek common stock issued	19,250,795
Ending price per share of Delek Common Stock immediately before the Effective Time	$26.44
Total value of common stock consideration		$509.0
Additional consideration (1)		21.7
Fair value of Delek's pre-existing equity method investment in Alon (2)		449.0
		$979.7
Less: Fair value of net assets acquired		$109.0
Goodwill (excess of purchase price over fair value of net assets acquired)		$870.7

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

During the three months ended March 31, 2018, certain immaterial catch-up adjustments were recorded related to accretion of environmental liabilities and amortization of leasehold intangibles identified and valued during the final months of the measurement period.

Note 3 - Segment Data
We aggregate our operating units into three reportable segments: refining, logistics and retail.
Included in our corporate, other and elimination segment are the following: our corporate activities; results of certain immaterial operating segments, including our Canadian crude trading operations (as discussed in Note 11); Alon's asphalt terminal operations acquired as part of the Delek/Alon Merger and subsequently substantially disposed in the second quarter of 2018 (see Note 7 for further discussion); the California Discontinued Entities which were acquired as part of the Delek/Alon Merger and subsequently disposed over the first seven months of 2018 (see Note 7 for further discussion); and intercompany eliminations.
Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of the reportable segments based on the segment contribution margin. Segment contribution margin is defined as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization. Operations that are not specifically included in the reportable segments are included in the corporate and other category, which primarily consists of net revenues, operating costs and expenses, depreciation and amortization expense and interest income and expense associated with our discontinued operations and with our corporate headquarters.
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd") as of March 31, 2019, including the 75,000 bpd Tyler, Texas refinery (the "Tyler refinery"), the 80,000 bpd El Dorado, Arkansas refinery (the "El Dorado refinery"), the 73,000 bpd Big Spring, Texas refinery (the "Big Spring refinery"), and the 74,000 bpd Krotz Springs, Louisiana refinery (the "Krotz Springs refinery"),

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

as well as a non-operating refinery located in Bakersfield, California. The refining segment also owns and operates two biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas and Cleburn, Texas. The refining segment's petroleum-based products are marketed primarily in the south central, southwestern and western regions of the United States, and the refining segment also ships and sells gasoline into wholesale markets in the southern and eastern United States. Motor fuels are sold under the Alon or Delek brand through various terminals to supply Alon or Delek branded retail sites. In addition, we sell motor fuels through our wholesale distribution network on an unbranded basis.
Our refining segment has service agreements with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold and a sharing of a portion of the margin achieved in return for providing marketing, sales and customer services at the Tyler refinery, and effective March 1, 2018, at the Big Spring refinery (see Note 5 for further discussion regarding the Big Spring marketing agreement). These intercompany transaction fees in regards to the Tyler refinery were $4.8 million and $5.0 million during the three months ended March 31, 2019 and 2018, respectively. The intercompany transaction fees in regards to the Big Spring refinery were $3.7 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively. Additionally, the refining segment purchases finished product and pays crude transportation, terminalling and storage fees to the logistics segment for the utilization of pipeline, terminal and storage assets, including, effective March 1, 2018, those related to the Big Spring Logistic Assets Acquisition discussed further in Note 5. These costs and fees were $52.2 million and $54.3 million during the three months ended March 31, 2019 and 2018, respectively. The logistics segment also sold $0.4 million and $1.2 million of renewable identification numbers ("RINs") to the refining segment during the three months ended March 31, 2019 and 2018, respectively. The refining segment recorded refined product sales revenues from the retail segment of $90.2 million and $96.3 million during the three months ended March 31, 2019 and 2018, respectively. The refining segment includes refined product sales revenues from our logistics segment of $79.5 million and $83.4 million during the three months ended March 31, 2019 and 2018, respectively. The refining segment also includes sales revenues of $14.9 million and $3.4 million from sales of asphalt to our corporate, other and eliminations segment during the three months ended March 31, 2019 and 2018.
Our logistics segment owns and operates crude oil and refined products logistics and marketing assets. The logistics segment generates revenue by charging fees for gathering, transporting and storing crude oil and for marketing, distributing, transporting and storing intermediate and refined products in select regions of the southeastern United States and west Texas for our refining segment and third parties, and sales of wholesale products in the west Texas market. The logistics segment is currently managing a long-term capital project on our behalf for the construction of a gathering system in the Permian Basin. The logistics segment received management fees of $1.8 million during the three months ended March 31, 2019, from the corporate, other and eliminations segment for the management of this project. The logistics segment incurs some of the costs in connection with the construction of the assets and is subsequently reimbursed by the corporate, other and eliminations segment.
Our retail segment consists of approximately 281 owned and leased convenience store sites as of March 31, 2019, located primarily in central and west Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel primarily under the Alon or Delek brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination require the removal of all 7-Eleven branding on a store-by-store basis by the earlier of December 31, 2021 or the date upon which our last 7-Eleven store is de-identified or closed. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed at such convenience store sites pursuant to the termination.
All inter-segment transactions have been eliminated in consolidation.

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended March 31, 2019
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and sales)	$1,907.4	$89.6	$197.2	$5.7	$2,199.9
Intercompany fees and sales	184.6	62.9	—	(247.5)	—
Operating costs and expenses:
Cost of materials and other	1,676.7	96.3	163.4	(237.0)	1,699.4
Operating expenses (excluding depreciation and amortization presented below)	121.0	16.1	23.6	6.0	166.7
Segment contribution margin	$294.3	$40.1	$10.2	$(10.8)	333.8
Depreciation and amortization	31.1	6.5	4.3	4.9	46.8
General and administrative expenses					62.2
Other operating expense, net					2.4
Operating income					$222.4
Total assets	$6,607.2	$640.2	$339.0	$(1,214.6)	$6,371.8
Capital spending (excluding business combinations)	$81.7	$0.9	$5.1	$40.7	$128.4

	Three Months Ended March 31, 2018
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and sales)	$1,942.8	$106.3	$209.6	$94.5	$2,353.2
Intercompany fees and sales	183.1	61.6	—	(244.7)	—
Operating costs and expenses:
Cost of materials and other	1,878.0	119.0	173.2	(127.4)	2,042.8
Operating expenses (excluding depreciation and amortization presented below)	114.7	12.6	24.5	6.3	158.1
Segment contribution margin	$133.2	$36.3	$11.9	$(29.1)	152.3
Depreciation and amortization	32.2	6.0	6.9	2.9	48.0
General and administrative expenses					65.2
Other operating expense, net					0.3
Operating income					$38.8
Total assets (1)	$5,565.8	$665.9	$325.9	$(472.9)	$6,084.7
Capital spending (excluding business combinations) (2)	$51.5	$2.2	$2.0	$14.4	$70.1

(1)	Assets held for sale of $120.7 million are included in the corporate, other and eliminations segment as of March 31, 2018.

(2)
Capital spending excludes transaction costs capitalized in the amount of $0.4 million during the three months ended March 31, 2018, that relate to the Big Spring Logistic Assets Acquisition (as defined in Note 5).

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Property, plant and equipment and accumulated depreciation as of March 31, 2019 and depreciation expense by reporting segment for the three months ended March 31, 2019 are as follows (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$2,306.5	$453.6	$150.8	$210.5	$3,121.4
Less: Accumulated depreciation	(613.1)	(146.7)	(33.3)	(56.0)	(849.1)
Property, plant and equipment, net	$1,693.4	$306.9	$117.5	$154.5	$2,272.3
Depreciation expense	$28.9	$6.5	$4.1	$4.9	$44.4

In accordance with Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment ("ASC 360"), Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment related to our property, plant and equipment as of March 31, 2019.

Note 4 - Earnings (Loss) Per Share
Basic earnings per share (or "EPS") is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income (loss), as adjusted for changes to income that would result from the assumed settlement of the dilutive equity instruments included in diluted weighted average common shares outstanding, by the diluted weighted average common shares outstanding. For all periods presented, we have outstanding various equity-based compensation awards that are considered in our diluted EPS calculation (when to do so would be dilutive), and is inclusive of awards disclosed in Note 17 to these condensed consolidated financial statements. For those instruments that are indexed to our common stock, they are generally dilutive when the market price of the underlying indexed share of common stock is in excess of the exercise price. Additionally, in connection with the Delek/Alon Merger, we assumed certain equity instruments, including conversion options (associated with the Convertible Notes) and Warrants, that may be dilutive (see discussion of these instruments in Note 10). The Convertible Notes conversion options were dilutive during the period they were outstanding when the incremental EPS calculated by dividing the increase in income associated with the elimination of interest expense on the convertible debt, net of tax, by the number of shares that would be issued upon conversion using the treasury stock method (which is applicable because of the cash settlement feature associated with the underlying principal) is dilutive to the overall diluted EPS calculation. The Warrants are generally dilutive during the period they are outstanding when the market price of the underlying indexed share of common stock is in excess of the exercise price. All such instruments that may otherwise be dilutive may not be dilutive when there is a net loss for the period. On September 17, 2018, Delek settled the Convertible Notes for a combination of cash and shares of New Delek Common Stock (See Note 10) and in November 2018, Delek entered into Warrant Unwind Agreements (the "Unwind Agreements" - See Note 10) with the holders of our outstanding common stock warrants; therefore, these instruments were only potentially dilutive for EPS for the three months ended March 31, 2018.

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Numerator for EPS - continuing operations
Income (loss) from continuing operations	$154.4	$(17.3)
Less: Income from continuing operations attributed to non-controlling interest	5.1	6.8
Numerator for diluted EPS - continuing operations attributable to Delek	$149.3	$(24.1)

Numerator for EPS - discontinued operations
Loss from discontinued operations	$—	$(8.2)
Less: Income from discontinued operations attributed to non-controlling interest	—	8.1
Loss from discontinued operations attributable to Delek	$—	$(16.3)

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	77,793,278	82,252,405
Dilutive effect of stock-based awards	653,412	—
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	78,446,690	82,252,405

EPS:
Basic income (loss) per share:
Income (loss) from continuing operations	$1.92	$(0.29)
Loss from discontinued operations	$—	(0.20)
Total basic income (loss) per share	$1.92	$(0.49)
Diluted income (loss) per share:
Income (loss) from continuing operations	$1.90	$(0.29)
Loss from discontinued operations	$—	(0.20)
Total diluted income (loss) per share	$1.90	$(0.49)

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be antidilutive:

Antidilutive stock-based compensation (because average share price is less than exercise price)	2,173,510	820,730
Antidilutive due to loss	—	1,112,419
Total antidilutive stock-based compensation	2,173,510	1,933,149

Antidilutive convertible debt instruments due to loss	—	1,458,780

Antidilutive warrants due to loss	—	161,344

Note 5 - Delek Logistics and the Alon Partnership
Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of March 31, 2019, we owned a 61.4% limited partner interest in Delek Logistics, consisting of 15,294,046 common units, and a 94.6% interest in Delek Logistics GP, LLC, which owns the entire 2.0% general partner interest, consisting of 498,110 general partner units, in Delek Logistics and all of the incentive distribution rights.

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets.
In March 2018, a subsidiary of Delek Logistics completed the acquisition from a subsidiary of Delek (the "Alon Partnership") of storage tanks and terminals that support the Big Spring refinery (the "Big Spring Logistic Assets Acquisition"), which included the execution of related commercial agreements. In addition, a new marketing agreement was entered into between the subsidiary of Delek Logistics and the Alon Partnership pursuant to which the subsidiary of Delek Logistics provides marketing services for product sales from the Big Spring refinery. The cash paid for the transferred assets was $170.8 million, subject to certain post-closing adjustments, and the cash paid for the marketing agreement was $144.2 million. The transactions were financed with borrowings under the 2014 Facility revolving credit agreement (as defined in Note 10 of the condensed consolidated financial statements). Additionally, the transaction resulted in the creation of a deferred tax asset related to the tax-book basis difference in the sold assets totaling $98.8 million, against which we have recorded a valuation allowance totaling $5.5 million for the portion of the deferred tax asset that relates to basis difference attributable to the non-controlling interest and therefore may not be realizable. Prior periods have not been recast in our Segment Data Note 3, as these assets did not constitute a business in accordance with ASU 2017-01, Clarifying the Definition of a Business, and were accounted for as acquisitions of assets between entities under common control.
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
Delek Logistics is a variable interest entity, as defined under GAAP, and is consolidated into our condensed consolidated financial statements, representing our logistics segment. With the exception of intercompany balances and the marketing agreement intangible asset and Delek's related deferred revenue which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, as presented below, are included in the consolidated balance sheets of Delek (unaudited, in millions).

	March 31, 2019	December 31, 2018

ASSETS
Cash and cash equivalents	$5.4	$4.5
Accounts receivable	21.5	21.6
Inventory	6.7	5.5
Other current assets	0.6	1.0
Property, plant and equipment, net	306.9	312.6
Equity method investments	107.8	104.8
Operating lease right-of-use assets	19.2	—
Goodwill	12.2	12.2
Intangible assets, net	136.4	138.2
Other non-current assets	23.5	24.2
Total assets	$640.2	$624.6
LIABILITIES AND DEFICIT
Accounts payable	$5.5	$14.2
Accounts payable to related parties	10.5	7.8
Current portion of operating lease liabilities	4.3	—
Accrued expenses and other current liabilities	18.7	14.5
Long-term debt	705.2	700.4
Asset retirement obligations	5.3	5.2
Operating lease liabilities, net of current portion	14.9	—
Other non-current liabilities	17.7	17.3
Deficit	(141.9)	(134.8)
Total liabilities and deficit	$640.2	$624.6

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Alon Partnership
As part of the Delek/Alon Merger, we acquired a majority interest in the Alon Partnership, which owns the assets and conducts the operations of the Big Spring refinery and the associated integrated wholesale marketing operations. On February 7, 2018 (the "Merger Date"), Delek acquired from the Alon Partnership all of the outstanding limited partner units that Delek did not already own in an all-equity transaction (the "Alon Partnership Merger"). Delek owned approximately 51.0 million limited partner units of the Alon Partnership, or approximately 81.6% of the outstanding units, immediately prior to the Merger Date. Under terms of the merger agreement, the owners of the remaining outstanding units in the Alon Partnership that Delek did not own immediately prior to the Merger Date received a fixed exchange ratio of 0.49 shares of New Delek common stock for each limited partner unit of the Alon Partnership, resulting in the issuance of approximately 5.6 million shares of New Delek common stock to the public unitholders of the Alon Partnership. Because the transaction represented a combination of ownership interests under common control, the transfer of equity from non-controlling interest to owned interest (additional paid-in capital) was recorded at carrying value and no gain or loss was recognized in connection with the transaction. Additionally, book-tax basis difference was created as a result of the transaction that resulted in a deferred tax asset of approximately $13.5 million, net of a valuation allowance on certain state income tax components, that also increased additional paid-in capital. Transaction costs incurred by the Company in connection with the Alon Partnership Merger totaled approximately $3.3 million for the three months ended March 31, 2018. Such costs were included in general and administrative expenses in the accompanying condensed consolidated statements of income.
Prior to the Merger Date, the Alon Partnership was a variable interest entity for which Delek was the primary beneficiary. As of March 31, 2019 and December 31, 2018, the Alon Partnership is included in Delek's condensed consolidated balance sheet as a wholly-owned subsidiary.

Note 6 - Equity Method Investments
Delek Logistics has two joint ventures that own and operate logistics assets, and which serve third parties and subsidiaries of Delek. As of March 31, 2019 and December 31, 2018, Delek Logistics' investment balances in these joint ventures totaled $107.8 million and $104.8 million, respectively, and were accounted for using the equity method.
Delek Renewables, LLC, a wholly-owned subsidiary of Delek, has a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in North Little Rock, Arkansas. As of March 31, 2019 and December 31, 2018, Delek Renewables, LLC's investment balance in this joint venture was $3.9 million and $2.4 million respectively, and was accounted for using the equity method. The investment in this joint venture is reflected in the refining segment.
Effective with the Delek/Alon Merger, we acquired a 50% interest in two joint ventures that own asphalt terminals located in Fernley, Nevada, and Brownwood, Texas. On May 21, 2018, Delek sold its 50% interest in the asphalt terminal located in Fernley, Nevada. See Note 7 for further discussion. As of March 31, 2019 and December 31, 2018, Delek's investment balance in the Brownwood, Texas joint venture was $23.3 million and $23.1 million, respectively. This investment is accounted for using the equity method and is included as part of total assets in the corporate, other and eliminations segment.

Note 7 - Discontinued Operations and Assets Held for Sale
Asphalt Terminals Held for Sale
On February 12, 2018, Delek announced it had reached a definitive agreement to sell certain assets and operations of four asphalt terminals (included in Delek's corporate, other and eliminations segment), as well as an equity method investment in an additional asphalt terminal located in Femley, Nevada, to an affiliate of Andeavor. On May 21, 2018, Delek completed the transaction and received net proceeds of approximately $110.8 million, inclusive of the $75.0 million base proceeds as well as certain working capital adjustments. The assets associated with the owned terminals met the definition of held for sale pursuant to ASC 360 as of February 1, 2018, but did not meet the definition of discontinued operations pursuant to ASC 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20"), as the sale of these asphalt assets did not represent a strategic shift that would have a major effect on the entity's operations and financial results. Accordingly, depreciation ceased as of February 1, 2018, and the assets to be sold were reclassified to assets held for sale as of that date and were written down to the estimated fair value less costs to sell, resulting in an impairment loss on assets held for sale of $27.5 million for the three months ended March 31, 2018. All goodwill associated with the asphalt operations sold was written off in connection with the impairment charge discussed above. In connection with the completion of the sale transaction in the second quarter of 2018, we recognized a gain of approximately $13.3 million, resulting primarily from the recognition of certain additional proceeds at closing associated with the asphalt terminals which were not previously determinable/probable and the recognition of the gain on the sale of the joint venture which was not previously recognized as held for sale (as it did not meet the criteria).

17 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

California Discontinued Entities
During the third quarter 2017, we committed to a plan to sell certain assets associated with our Paramount and Long Beach, California refineries and our California renewable fuels facility (as previously defined, the "California Discontinued Entities"). Such operations were designated and reported as discontinued operations. On March 16, 2018, Delek sold to World Energy, LLC (i) all of Delek’s membership interests in the California renewable fuels facility ("AltAir") (ii) certain refining assets and other related assets located in Paramount, California and (iii) certain associated tank farm and pipeline assets and other related assets located in California. Upon final settlement (excluding contingent components), Delek expects to receive net cash proceeds of approximately $85.2 million, which includes a post-closing working capital settlement, Delek’s portion of the expected biodiesel tax credit for 2017 and certain customary adjustments. The sale resulted in a loss on sale of discontinued operations totaling approximately $41.4 million of which $41.2 million was recorded during the three months ended March 31, 2018. Of the total expected proceeds, $54.6 million was received during the three months ended March 31, 2018 ($14.9 million of which were included in net cash flows from investing activities in discontinued operations). As of March 31, 2019, we have received a total of $70.4 million of the total expected proceeds. Additionally, Delek will be entitled to its pro rata portion of any tax credits relating to AltAir activities in 2018 earned through the sale date if the 2018 biodiesel tax credit is re-enacted. A receivable for such additional contingent proceeds will be recorded when the criteria for recognition are met, which is predicated upon reenactment of the tax credit and determination of the amounts earned by AltAir.
The transaction to dispose of certain assets and liabilities associated with our Long Beach, California refinery to Bridge Point Long Beach, LLC closed July 17, 2018 resulting in initial cash proceeds of approximately $14.5 million, net of expenses, and resulting in a gain on sale of discontinued operations of approximately $1.4 million during the third quarter of 2018.
The operating results, net of tax, from discontinued operations associated with the California Discontinued Entities are presented separately in Delek’s condensed consolidated statements of income and the notes to the condensed consolidated financial statements have been adjusted to exclude the discontinued operations. Components of amounts reflected in income from discontinued operations are as follows (in millions):

Three Months Ended
March 31, 2018
Net revenues	32.5
Cost of sales:
Cost of materials and other	3.8
Operating expenses (excluding depreciation and amortization)	(7.8)
Total cost of sales	(4.0)
General and administrative expenses	(1.1)
Interest income	0.3
Other income, net	3.0
Loss on sale of California Discontinued Entities	(41.2)
Loss from discontinued operations before taxes	(10.5)
Income tax benefit	(2.3)
Loss from discontinued operations, net of tax	$(8.2)

Included in loss from discontinued operations is net income attributable to non-controlling interest totaling $8.1 million related to AltAir for the three months ended March 31, 2018.

Note 8 - Inventory
Crude oil, work in process, refined products, blendstocks and asphalt inventory for all of our operations, excluding the Tyler refinery and fuel inventory in our retail segment, are stated at the lower of cost determined using the first-in, first-out (“FIFO”) basis or net realizable value. Cost of all inventory at the Tyler refinery is determined using the last-in, first-out ("LIFO") inventory valuation method and inventory is stated at the lower of cost or market.  Retail merchandise inventory consists of cigarettes, beer, convenience merchandise and food service merchandise and is stated at estimated cost as determined by the retail inventory method.

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Carrying value of inventories consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Refinery raw materials and supplies	$436.6	$289.0
Refinery work in process	69.7	58.9
Refinery finished goods	358.0	304.1
Retail fuel	10.2	8.0
Retail merchandise	24.6	25.4
Logistics refined products	6.7	5.5
Total inventories	$905.8	$690.9

At March 31, 2019, we recorded a pre-tax inventory valuation reserve of $1.9 million, $1.3 million of which related to LIFO inventory due to a market price decline below our cost of certain inventory products. At December 31, 2018, we recorded a pre-tax inventory valuation reserve of $54.0 million, $39.4 million of which related to LIFO inventory, which reversed in the first quarter of 2019 due to the sale of inventory quantities that gave rise to the December 31, 2018 reserve. We recognized a net reduction in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of $52.1 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.

Note 9 - Crude Oil Supply and Inventory Purchase Agreements
Delek has Master Supply and Offtake Agreements (the "Supply and Offtake Agreements") with J. Aron & Company ("J. Aron").
El Dorado Supply and Offtake Agreement
The El Dorado refinery's Supply and Offtake Agreement as amended and restated on February 27, 2017 and in effect through December 2018 (the "El Dorado Supply and Offtake Agreement") provided for Lion Oil Company ("Lion Oil") (as the primary legal entity associated with the El Dorado refinery for purposes of this Agreement) and J. Aron to identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron to supply up to 100,000 bpd of crude oil to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron is purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined products from the El Dorado refinery at an estimated daily market price, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a receivable related to this monthly settlement of $15.8 million and $7.8 million as of March 31, 2019 and December 31, 2018, respectively. Also pursuant to the El Dorado Supply and Offtake Agreement and other related agreements, Lion Oil arranges potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer title to the applicable products to Lion Oil. The El Dorado Supply and Offtake Agreement has a maturity date of April 30, 2020. Based upon terms in effect as of December 31, 2018, upon the expiration or upon any earlier termination, Delek would be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices.
Effective January 3, 2019, we amended the El Dorado Supply and Offtake Agreement with J. Aron that supports the operations of our El Dorado refinery so that the repurchase of baseline volumes at the end of the El Dorado Supply and Offtake Agreement term (representing the El Dorado "Baseline Step-Out Liability") will be based upon a fixed price instead of a market-indexed price. The modified arrangement results in a Baseline Step-Out Liability that is no longer subject to commodity volatility, but for which its fair value is now subject to interest rate risk. As a result, we recorded a gain on the change in fair value resulting from the modification of the instruments from commodities-based risk to interest rate risk in cost of materials and other totaling approximately $4.1 million in the first quarter of 2019, and we incurred $3.2 million in fees paid to J. Aron which were charged to interest expense. Such Baseline Step-Out Liability will continue to be recorded at fair value, where the fair value will reflect changes in interest rate risk rather than commodity price risk under the fair value election provided by ASC 815 Derivatives and Hedging ("ASC 815") and ASC 825, Financial Instruments ("ASC 825"). The change in fair value recorded during the three months ended March 31, 2019 related to the new instrument totaled $(2.5) million and is reflected as a reduction in interest expense.
At March 31, 2019 and December 31, 2018, Delek had 3.5 million barrels and 2.8 million barrels, respectively, of inventory consigned from J. Aron under the El Dorado Supply and Offtake Agreement, and we have recorded total liabilities associated with this consigned inventory of $190.9 million and $152.6 million, respectively, on the condensed consolidated balance sheets. As a result of the amendment to the El Dorado Supply and Offtake Agreement, as of March 31, 2019, the fair value of the Baseline Step-Out Liability totaling $103.6 million is reflected as a non-current obligation on our condensed consolidated balance sheet, and represents 2.0 million barrels of baseline consigned inventory.

19 |

We maintained letters of credit with respect to the El Dorado Supply and Offtake Agreement totaling $150.0 million and $120.0 million at March 31, 2019 and December 31, 2018, respectively.
This arrangement is accounted for as a product financing. Delek incurred recurring fees payable to J. Aron under the El Dorado Supply and Offtake Agreement of $2.4 million and $2.7 million during the three months ended March 31, 2019 and March 31, 2018, respectively. These amounts are included as a component of interest expense in the condensed consolidated statements of income. Upon any termination of the El Dorado Supply and Offtake Agreement, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
Alon Supply and Offtake Agreements
Effective with the Delek/Alon Merger, we assumed Alon's existing Supply and Offtake Agreements and other associated agreements with J. Aron to support the operations of our Big Spring and Krotz Springs refineries and certain of our asphalt terminals (together, the “Alon Supply and Offtake Agreements”). Pursuant to the Alon Supply and Offtake Agreements, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market prices, crude oil for processing at these refineries and (ii) we agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced at these refineries. The Alon Supply and Offtake Agreements also provide for the sale, at market prices, of our crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage facilities and the identification of prospective purchasers of refined products on J. Aron’s behalf. The Alon Supply and Offtake Agreements have initial terms that expire in May 2021. J. Aron or Delek may elect to terminate the agreements at the Big Spring and Krotz Springs refineries in May 2020 on six months prior notice. The daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a net receivable (payable) related to this monthly settlement of $17.2 million and $(1.0) million as of March 31, 2019 and December 31, 2018, respectively. Based upon terms in effect prior to the December 2018 and January 2019 amendments discussed below, upon the expiration or upon any earlier termination, Delek would be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices.
Effective December 21, 2018, we amended our Supply and Offtake Agreement related to the Big Spring refinery (the "Big Spring Supply and Offtake Agreement") so that the repurchase of baseline volumes at the end of the Supply and Offtake Agreement term (representing the Big Spring "Baseline Step-Out Liability") will be based upon a fixed price instead of a market-indexed price. The modified arrangement results in a Baseline Step-Out Liability that is no longer subject to commodity volatility, but for which its fair value is now subject to interest rate risk. As a result for the Big Spring Supply and Offtake Agreement, we recorded a gain on the change in fair value resulting from the modification of the instruments from commodities-based risk to interest rate risk in cost of materials and other in the fourth quarter of 2018. Such Baseline Step-Out Liability will continue to be recorded at fair value, where the fair value will reflect changes in interest rate risk rather than commodity price risk under the fair value election provided by ASC 815 and ASC 825. Fees paid to J Aron as a result of this transaction were recorded as interest expense. As of March 31, 2019 and December 31, 2018 , the fair value of the Baseline Step-Out Liability for the Big Spring refinery was $48.1 million and $49.6 million, respectively, each based on 0.8 million barrels of baseline consigned inventory. As a result of the amendment, as of both March 31, 2019 and December 31, 2018, this baseline consigned inventory for the Big Spring refinery is reflected as a non-current obligation on our condensed consolidated balance sheet. The change in fair value recorded during the three months ended March 31, 2019 related to the new instrument totaled $(1.5) million and is reflected as a reduction in interest expense. There were no changes in our credit spread during the period that would require recognition in accumulated other comprehensive income pursuant to ASC 825.
At March 31, 2019 and December 31, 2018, Delek had 1.5 million barrels and 1.7 million barrels, respectively, of inventory consigned from J. Aron under the Big Spring Supply and Offtake Agreement, and we have recorded total liabilities associated with this consigned inventory of $91.5 million and $96.5 million, respectively, on the condensed consolidated balance sheets.
Effective January 2, 2019, we amended our Supply and Offtake Agreement related to the Krotz Springs refinery (the "Krotz Springs Supply and Offtake Agreement") so that the repurchase of baseline volumes at the end of the Supply and Offtake Agreement term (representing the Krotz Springs "Baseline Step-Out Liability") will also be based upon a fixed price instead of a market-indexed price. Like the Big Spring amendment, this modified arrangement results in a Baseline Step-Out Liability that is no longer subject to commodity volatility, but for which its fair value is now subject to interest rate risk. As a result for the Krotz Springs Supply and Offtake Agreement, we recorded a gain on the change in fair value resulting from the modification of the instruments from commodities-based risk to interest rate risk in cost of materials and other of $3.5 million in the first quarter of 2019, and we incurred $1.8 million in fees paid to J Aron which were charged to interest expense. Such Baseline Step-Out Liability will continue to be recorded at fair value, where the fair value will reflect changes in interest rate risk rather than commodity price risk under the fair value election provided by ASC 815 and ASC 825.
At March 31, 2019, Delek had 1.4 million barrels of inventory consigned from J. Aron under the Krotz Springs Supply and Offtake Agreement, inclusive of both the baseline volumes and over, short and excess target quantities, and we have total recorded liabilities associated with this consigned inventory of $102.4 million in the condensed consolidated balance sheets. As a result of the amendment, as of March 31, 2019, the fair value of the Baseline Step-Out Liability totaling $74.2 million for the Krotz Springs refinery is reflected as a non-current obligation on our condensed consolidated balance sheet, and represents 1.3 million barrels of baseline consigned inventory. The change in fair value

20 |

recorded during the three months ended March 31, 2019 related to the new instrument totaled $(1.1) million and is reflected as a reduction in interest expense. There were no changes in our credit spread during the period that would require recognition in accumulated other comprehensive income pursuant to ASC 825.
Based upon terms in effect as of December 31, 2018 for the Krotz Springs Supply and Offtake Agreement, as of December 31, 2018, we had 1.8 million barrels of inventory consigned from J. Aron under the Krotz Springs Supply and Offtake Agreement, inclusive of both the baseline volumes and over, short and excess target quantities, and recorded a current liability associated with this consigned inventory of $113.1 million in the consolidated balance sheets, measured using the fair value election pursuant to ASC 825 (based on prevailing market-indexed pricing).
Both the Big Spring Supply and Offtake Agreement and the Krotz Springs Supply and Offtake Agreement are accounted for as product financing arrangements. Delek incurred recurring fees payable to J. Aron of $3.7 million and $3.4 million during the three months ended March 31, 2019 and 2018, respectively. These amounts are included as a component of interest expense in the condensed consolidated statements of income. Upon any termination of the Alon Supply and Offtake Agreements, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
We maintain letters of credit totaling $44.0 million and $24.0 million, as of March 31, 2019 and December 31, 2018, respectively with respect to the Alon Supply and Offtake Agreements. In connection with the Krotz Springs Supply and Offtake Agreement, we have granted a security interest to J. Aron in certain assets (including all of its accounts receivable and inventory) to secure its obligations to J. Aron.

Note 10 - Long-Term Obligations and Notes Payable
Outstanding borrowings, net of unamortized debt discounts and certain deferred financing costs, under Delek’s existing debt instruments are as follows (in millions):

	March 31, 2019	December 31, 2018
Revolving Credit Facility	$300.0	$300.0
Term Loan Credit Facility (1)	680.9	682.9
Delek Logistics Credit Facility	461.2	456.7
Delek Logistics Notes (2)	244.0	243.7
Reliant Bank Revolver	30.0	30.0
Promissory Notes	45.0	70.0
	1,761.1	1,783.3
Less: Current portion of long-term debt and notes payable	32.0	32.0
	$1,729.1	$1,751.3

(1)
The Term Loan Credit Facility is net of deferred financing costs of $4.2 million and $3.5 million, respectively, and debt discount of $7.9 million and $8.4 million at March 31, 2019 and December 31, 2018.

(2)
The Delek Logistics Notes are net of deferred financing costs of $4.6 million and $4.8 million, respectively, and debt discount of $1.4 million and $1.5 million, respectively, at March 31, 2019 and December 31, 2018.

Outstanding Obligations/Facilities as of the Balance Sheet Dates
Delek Revolver and Term Loan
On March 30, 2018, (the "Closing Date"), Delek entered into (i) a new term loan credit agreement with Wells Fargo Bank, National Association, as administrative agent (the "Term Administrative Agent"), Delek, as borrower, certain subsidiaries of Delek, as guarantors, and the lenders from time to time party thereto, providing for a senior secured term loan facility in an amount of $700.0 million (the "Term Loan Credit Facility") and (ii) a second amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent (the "Revolver Administrative Agent"), Delek, as borrower, certain subsidiaries of Delek, as guarantors, and the other lenders party thereto, providing for a senior secured asset-based revolving credit facility with commitments of $1.0 billion (the "Revolving Credit Facility" and, together with the Term Loan Credit Facility, the "New Credit Facilities").

21 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
In addition, the Revolving Credit Facility requires Delek to pay an unused line fee on the average amount of unused commitments thereunder in each quarter, which fee will be at a rate of 0.25% or 0.375% per annum, depending on average commitment usage for such quarter. As of March 31, 2019, the unused line fee was 0.375% per annum.
Maturity and Repayments
The Revolving Credit Facility will mature and the commitments thereunder will terminate on March 30, 2023. The Term Loan Credit Facility requires scheduled quarterly principal payments of $1.75 million, with the balance of the principal due on March 30, 2025. Additionally, the Term Loan Credit Facility requires prepayments by Delek with the net cash proceeds from certain debt incurrences, asset dispositions and insurance or condemnation events with respect to Delek’s assets, subject to certain exceptions, thresholds and reinvestment rights. The Term Loan Credit Facility also requires prepayments with a variable percentage of Delek’s excess cash flow, ranging from 50.0% to 0% depending on Delek’s consolidated secured net leverage ratio from time to time. Delek may also make voluntarily prepayments under the Term Loan Credit Facility at any time, subject to a prepayment premium of 1.0% in connection with certain customary repricing events that may occur within six months after the Closing Date, with no premium applied after six months.
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

22 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Additional Information
At March 31, 2019, the weighted average borrowing rate under the Revolving Credit Facility was 5.75% and was comprised entirely of a base rate borrowing, and the principal amount outstanding thereunder was $300.0 million. Additionally, there were letters of credit issued of approximately $226.4 million as of March 31, 2019 under the Revolving Credit Facility. Unused credit commitments under the Revolving Credit Facility, as of March 31, 2019, were approximately $473.6 million
At March 31, 2019, the weighted average borrowing rate under the Term Loan Credit Facility was approximately 4.75% comprised entirely of a LIBOR borrowing and the principal amount outstanding thereunder was $693.0 million.
Delek Logistics Credit Facility
Prior to its amendment and restatement on September 28, 2018, Delek Logistics had a $700.0 million senior secured revolving credit agreement with Fifth Third Bank ("Fifth Third"), as administrative agent, and a syndicate of lenders (the "2014 Facility") with a $100.0 million accordion feature, bearing interest at (i) either a U.S. prime dollar rate or a LIBOR Rate for borrowings denominated in U.S. Dollars, or (ii) either a Canadian dollar prime rate, or a Canadian Dealer Offered Rate, for borrowing denominated in Canadian dollars (in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency). On September 28, 2018, Delek Logistics and all of its subsidiaries entered into a third amended and restated senior secured revolving credit agreement, with Fifth Third, as administrative agent, and a syndicate of lenders (hereafter, the "Delek Logistics Credit Facility"). Under the terms of the Delek Logistics Credit Facility, among other things, the lender commitments were increased from $700.0 million to $850.0 million. The Delek Logistics Credit Facility also contains an accordion feature whereby Delek Logistics can increase the size of the credit facility to an aggregate of $1.0 billion, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
The obligations under the Delek Logistics Credit Facility remain secured by first priority liens on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek continues to provide a limited guaranty of Delek Logistics' obligations under the Delek Logistics Credit Facility. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the "Holdings Note") and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the Delek Logistics Credit Facility lenders. As of both March 31, 2019 and December 31, 2018, the principal amount of the Holdings Note was $102.0 million.
The Delek Logistics Credit Facility has a maturity date of September 28, 2023. Borrowings under the Delek Logistics Credit Facility bear interest at either a U.S. dollar prime rate, Canadian prime rate, LIBOR, or a CDOR rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin in each case and the fee payable for the unused revolving commitments vary based upon Delek Logistics' most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the Delek Logistics Credit Facility. At March 31, 2019, the weighted average borrowing rate was approximately 5.1%. Additionally, the Delek Logistics Credit Facility requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2019, this fee was 0.40% per year.
As of March 31, 2019, Delek Logistics had $461.2 million of outstanding borrowings under the Delek Logistics Credit Facility, with no letters of credit in place. Unused credit commitments under the Delek Logistics Credit Facility, as of March 31, 2019, were $388.8 million.
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
At any time prior to May 15, 2020, the Issuers may redeem up to 35% of the aggregate principal amount of the Delek Logistics Notes with the net cash proceeds of one or more equity offerings by Delek Logistics at a redemption price of 106.750% of the redeemed principal amount, plus accrued and unpaid interest, if any, subject to certain conditions and limitations. Prior to May 15, 2020, the Issuers may redeem all or part of the Delek Logistics Notes at a redemption price of the principal amount plus accrued and unpaid interest, if any, plus a "make whole" premium, subject to certain conditions and limitations. In addition, beginning on May 15, 2020, the Issuers may, subject to certain conditions and limitations, redeem all or part of the Delek Logistics Notes, at a redemption price of 105.063% of the redeemed principal for

23 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

the twelve-month period beginning on May 15, 2020, 103.375% for the twelve-month period beginning on May 15, 2021, 101.688% for the twelve-month period beginning on May 15, 2022 and 100.00% beginning on May 15, 2023 and thereafter, plus accrued and unpaid interest, if any.
In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the Delek Logistics Notes from holders at a price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest.
In May 2018, the Delek Logistics Notes were exchanged for new notes with terms substantially identical in all material respects with the 2025 Notes except the new notes do not contain terms with respect to transfer restrictions.
As of March 31, 2019, we had $250.0 million in outstanding principal amount under the Delek Logistics Notes.
Reliant Bank Revolver
Delek has an unsecured revolving credit agreement with Reliant Bank (the "Reliant Bank Revolver") that provides for unsecured loans of up to $30.0 million. The Reliant Bank Revolver matures June 28, 2020, bears interest at fixed rate of 4.75% per annum and requires us to pay a quarterly fee of 0.50% per year on the average available revolving commitment. As of March 31, 2019, we had $30.0 million outstanding and had no unused credit commitments under the Reliant Bank Revolver
Promissory Notes
On May 14, 2015, in connection with the Company’s closing of the acquisition of an equity method investment in Alon (the "Alon Acquisition"), the Company issued a promissory note (the "Alon Israel Note") in the amount of $145.0 million, which was payable to Alon Israel Oil Company, Ltd. ("Alon Israel"). The Alon Israel Note bears interest at a fixed rate of 5.50% per annum and requires five annual principal amortization payments of $25.0 million beginning in January 2016 followed by a final principal amortization payment of $20.0 million at maturity on January 4, 2021. In October 2015, we prepaid the first annual principal amortization payment in the amount of $25.0 million, along with all interest due on the prepaid amount. On December 22, 2015, Alon Israel assigned the remaining $120.0 million of principal and all accrued interest due under the Alon Israel Note to assignees under four new notes in substantially the same form and on the same terms as the Alon Israel Note (collectively, the "Alon Successor Notes"). The $120.0 million total principal of the four Alon Successor Notes collectively require the same principal amortization payments and schedule as under the Alon Israel Note, with payments due under each Alon Successor Note commensurate to such note's pro rata share of $120.0 million in assigned principal. As of March 31, 2019, a total principal amount of $45.0 million was outstanding under the Alon Successor Notes.
Restrictive Covenants
Under the terms of our Revolving Credit Facility, Term Loan Credit Facility, Delek Logistics Credit Facility, Delek Logistics Notes and Reliant Bank Revolver, we are required to comply with certain usual and customary financial and non-financial covenants. The terms and conditions of the Revolving Credit Facility include periodic compliance with a springing minimum fixed charge coverage ratio financial covenant if excess availability under the revolver borrowing base is below certain thresholds, as defined in the credit agreement. The Term Loan Credit Facility does not have any financial maintenance covenants. We believe we were in compliance with all covenant requirements under each of our credit facilities as of March 31, 2019.
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
Instruments Outstanding as of March 31, 2018
Alon Convertible Senior Notes
In connection with the Delek/Alon Merger, Alon, New Delek and U.S. Bank National Association, as trustee (the “Trustee”) entered into a First Supplemental Indenture (the “Supplemental Indenture”), effective as of July 1, 2017, which provided that Alon's 3.00% Convertible Senior Notes due September 2018, which were previously convertible into Alon Common Stock, to thereafter be convertible into New Delek Common Stock based on the exchange rate applied in the Delek/Alon Merger (as previously defined, the “Convertible Notes”). Additionally, In connection with the Convertible Notes, Alon also entered into equity instruments, including call options (as previously defined, the "Call Options") and warrants (as previously defined, the "Warrants"), designed, in combination, to hedge a portion of the risk associated with the potential exercise of the conversion feature of the Convertible Notes and to mitigate the dilutive effect of such potential conversion. The aggregate principal amount of the Convertible Notes was $150.0 million, and the effective interest rate as of March 31, 2018 was 5.92%, resulting in recognition of total interest expense during the three months then ended of approximately $2.2 million.

24 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Convertible Notes could be converted into shares of Delek Common Stock, into cash, or into a combination of cash and shares of New Delek Common Stock, at our election. In May 2018, we made the election and notified holders of our intention to satisfy the principal amount outstanding with cash and the incremental value of the conversion options with shares at maturity. The conversion rate of the Convertible Notes was subject to adjustment upon the occurrence of certain events, including cash dividend adjustments. On September 17, 2018, Delek settled the Convertible Notes for a combination of cash and shares of New Delek Common Stock. The maturity settlement in respect of the Convertible Notes consisted of (i) cash payments totaling approximately $152.5 million which included a cash payment for outstanding principal of $150.0 million, a cash payment for accrued interest of approximately $2.2 million, a cash payment for dividends of approximately $0.3 million and a nominal cash payment in lieu of fractional shares, and (ii) the issuance of approximately 2.7 million shares of New Delek Common Stock to holders of the Convertible Notes (the “Conversion Shares”). The issuance of the Conversion Shares was made in exchange for the Convertible Notes pursuant to an exemption from the registration requirements provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
Prior to the conversion, the conversion feature met the definition for recognition as a bifurcated equity instrument. At March 31, 2018, the conversion feature equity instrument totaled $26.6 million and was included in additional paid-in capital on the accompanying condensed consolidated balance sheets.
Convertible Note Hedge Transactions
In connection with the Convertible Notes offering, Alon entered into convertible note hedge transactions with respect to Alon Common Stock (as previously defined, the “Call Options”) with the initial purchasers of the Convertible Notes (the “Hedge Counterparties”). In connection with the Delek/Alon Merger, Alon, Delek and the Hedge Counterparties entered into amended and restated Call Options permitting us to purchase up to approximately 5.7 million shares of New Delek Common Stock, subject to customary anti-dilution adjustments, that underlie the Convertible Notes sold in the offering.
On September 17, 2018, we exercised the Call Options in connection with the settlement of the Convertible Notes and received approximately 2.7 million shares of our common stock from the Call Option counterparties, a cash payment for dividends of approximately $0.3 million and a nominal cash payment in lieu of fractional shares. On a net basis, the settlement of the Convertible Notes and the exercise of the Call Options resulted in no net dilution to our common stock. Prior to their exercise, the Call Options totaling $23.3 million were included as a reduction of additional paid-in capital on the condensed consolidated balance sheets.
Warrant Transactions
In connection with the Convertible Notes offering, Alon also entered into warrant transactions (as previously defined, the “Warrants”) whereby warrants to acquire Alon common stock were sold to the Hedge Counterparties. In connection with the Delek/Alon Merger, Alon, Delek and the Hedge Counterparties entered into amended and restated Warrants which allow the Hedge Counterparties to purchase up to approximately 5.7 million shares of New Delek Common Stock, subject to customary anti-dilution adjustments. In November 2018, Delek entered into Warrant Unwind Agreements (as previously defined, the "Unwind Agreements") with the holders of our outstanding common stock Warrants. Pursuant to the terms of the Unwind Agreements, we settled for cash all outstanding Warrants with the holders at various prices per Warrant as provided in the Unwind Agreements. The settlement amount was based on the volume-weighted average market price of our common stock taking into account an adjustment for the exercise price of the Warrants over a period of sixteen trading days beginning November 9, 2018 (the “Unwind Period”). Following the Unwind Period and upon the satisfaction of the payment obligation, the Warrants were canceled and the associated rights and obligations terminated. Based on the provisions of the Unwind Agreements, the amount paid to warrant holders in satisfaction of the payment obligation totaled approximately $36.0 million.
Obligations Extinguished in Connection with the March 2018 Refinancing
Prior to the Refinancing, Delek had outstanding various credit facilities/debt instruments as follows:
Wells ABL
Our subsidiary, Delek Refining, Ltd., had an asset-based loan credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders, which was previously amended and restated on September 29, 2016 and on May 17, 2017 (the "Wells ABL"). This facility was amended and restated on March 30, 2018 in connection with the Refinancing. The Wells ABL consisted of (i) a $450.0 million revolving loan (the "Wells Revolving Loan") and (ii) a $70 million term loan ("Wells Term Loan"). Borrowings under the Wells Revolving Loan and Wells Term Loan bore interest based on separate predetermined pricing grids that allowed us to choose between base rate loans or LIBOR rate loans. Additionally, the Wells ABL required us to pay a quarterly unused credit commitment fee.

25 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Lion Term Loan
Our subsidiary, Lion Oil, had a term loan credit facility with Fifth Third Bank, as administrative agent, and a syndicate of lenders, which, as amended and restated, had a total loan size of $275.0 million (the "Lion Term Loan"). This facility was extinguished in connection with the Refinancing on March 30, 2018. Interest on the unpaid balance of the Lion Term Loan was computed at a rate per annum equal to LIBOR or a base rate, at our election, plus the applicable margins, subject in each case to an all-in interest rate floor of 5.50% per annum.
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
Alon Term Loan Credit Facilities
Alon Energy Term Loan
On March 27, 2014, Alon issued a promissory note to Bank Hapoalim B.M. in an original principal amount of $25.0 million (“Alon Energy Term Loan”), that was to mature in March 2019, but was refinanced on December 29, 2017 with the proceeds of a new promissory note to Bank Hapoalim in an original principal amount of $38.0 million ("New Alon Energy Term Loan"), maturing on December 29, 2022. The New Alon Energy Term Loan was extinguished in connection with the Refinancing on March 30, 2018. The New Alon Energy Term Loan incurred interest at an annual rate equal to LIBOR plus an applicable margin.
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
Interest-Rate Derivative Instruments
Effective with the Delek/Alon Merger, we assumed Alon's interest rate swap agreements that were to mature in March 2019, which effectively fixed the variable LIBOR interest component of the term loans within the Alon Retail Credit Agreement. These interest rate swap agreements were terminated in connection with the Refinancing on March 30, 2018. These interest rate swaps were accounted for as cash flow hedges. See Note 11 for further information regarding the interest rate swap agreements.
Note 11 - Derivative Instruments
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

•
managing the cost of our credits for commitments required by the U.S. Environmental Protection Agency ("EPA") to blend biofuels into fuel products ("RINs Obligation") using future commitments to purchase or sell RINs at fixed prices and quantities; and

26 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

•	limiting the exposure to interest rate fluctuations on our floating rate borrowings.
We primarily utilize commodity swaps, futures, forward contracts and options contracts, generally with maturity dates of three years or less, and from time to time interest rate swap agreements, to achieve these objectives. Futures contracts are standardized agreements, traded on a futures exchange, to buy or sell the commodity at a predetermined price at a specified future date. Options provide the right, but not the obligation to buy or sell the commodity at a specified price in the future. Commodity swap and futures contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date, and options require payment of an upfront premium. Because these derivatives are entered into to achieve objectives specifically related to our inventory and production risks, such gains and losses (to the extent not designated as accounting hedges and recognized on an unrealized basis in other comprehensive income) are recognized in cost of materials and other.
During the three months ended March 31, 2018, we utilized interest rate swap agreements to hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate. Effective with the Delek/Alon Merger, we had four interest rate swap agreements (that had maturities in March 2019) which effectively fixed the variable LIBOR interest component of the term loans within the Alon Retail Credit Agreement. The aggregate notional amount under these agreements were to cover approximately 77% of the outstanding principal of these term loans throughout the duration of the interest rate swaps. These interest rate swap agreements were terminated due to the extinguishment of the Alon Retail Credit Agreement in connection with the Refinancing on March 30, 2018, resulting in a reclassification of unrealized loss of $0.6 million from accumulated other comprehensive income to interest expense on the condensed consolidated income statement during the three months ended March 31, 2018.
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales pursuant to ASC 815 and are not accounted for as derivative instruments. Rather, such forward contracts are accounted for under other applicable GAAP. Forward contracts entered into for trading purposes that do not meet the normal purchases, normal sales exception are accounted for as derivative instruments at fair value with changes in fair value recognized in earnings in the period of change. As of and for the three months ended March 31, 2019 and the year ended December 31, 2018, all of our forward contracts that were accounted for as derivative instruments consisted of contracts related to our Canadian crude trading operations. Since Canadian crude trading activity is not related to managing supply or pricing risk of inventory that will be used in production, such unrealized and realized gains and losses are recognized in other operating (income) expense, net rather than cost of materials and other on the accompanying condensed consolidated income statement.
Futures, swaps or other commodity related derivative instruments that are utilized to specifically provide economic hedges on our Canadian forward contract or investment positions are recognized in other operating (income) expense, net because that is where the related underlying transactions are reflected.
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
In accordance with ASC 815, certain of our commodity swap contracts and our interest rate agreements have been designated as cash flow hedges and the change in fair value between the execution date and the end of period (or early termination date in regards to the four Alon retail interest rate swaps discussed above) has been recorded in other comprehensive income. The fair value of these contracts is recognized in income at the time the positions are closed and the hedged transactions are recognized in income.

27 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the fair value of our derivative instruments as of March 31, 2019 and December 31, 2018. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 12 for further information regarding the fair value of derivative instruments (in millions):

		March 31, 2019		December 31, 2018
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives(1)	Other current assets	$100.7	$(101.9)	$158.3	$(142.4)
Commodity derivatives(1)	Other current liabilities	7.4	(12.5)	—	(8.4)
Commodity derivatives(1)	Other long-term assets	0.6	(0.4)	2.1	(2.4)
Commodity derivatives(1)	Other long-term liabilities	25.3	(30.3)	93.0	(94.0)
RIN commitment contracts(2)	Other current assets	4.0	—	2.0	—
RIN commitment contracts(2)	Other current liabilities	—	(6.4)	—	(6.7)

Derivatives designated as hedging instruments:
Commodity derivatives (1)	Other current assets	76.4	(27.2)	200.3	(157.0)
Commodity derivatives (1)	Other current liabilities	0.5	(0.3)	—	—
Commodity derivatives (1)	Other long-term assets	2.5	(1.8)	6.1	(4.8)
Total gross fair value of derivatives		$217.4	$(180.8)	$461.8	$(415.7)
Less: Counterparty netting and cash collateral(3)		183.0	(161.6)	399.9	(399.5)
Total net fair value of derivatives		$34.4	$(19.2)	$61.9	$(16.2)

(1)
As of March 31, 2019 and December 31, 2018, we had open derivative positions representing 67,840,734 and 39,277,822 barrels, respectively, of crude oil and refined petroleum products. Of these open positions, contracts representing 9,093,000 and 16,461,000 barrels were designated as cash flow hedging instruments as of March 31, 2019 and December 31, 2018, respectively.

(2)	As of March 31, 2019 and December 31, 2018, we had open RIN commitment contracts representing 256,025,000 and 137,750,000 RINs, respectively.

(3)	As of March 31, 2019 and December 31, 2018, $21.4 million and $0.4 million, respectively, of cash obligation held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our hedging derivatives and RIN commitment contracts recorded in cost of materials and other on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Gains (losses) on commodity derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$38.9	$(9.3)
Losses on commodity derivatives not designated as hedging instruments recognized in other operating income (expense), net (1) (2)	(2.3)	—
Realized losses reclassified out of OCI on commodity derivatives designated as cash flow hedging instruments	(19.1)	—
Total gains (losses)	$17.5	$(9.3)

(1)
Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $(27.1) million and $(14.8) million for the three months ended March 31, 2019 and 2018, respectively. Of these amounts, approximately $(5.6) million and $(2.4) million for the three months ended March 31, 2019 and 2018, respectively, represent unrealized gains (losses) where the instrument has matured but where it has not cash settled as of period end, excluding the reversal of prior period settlement timing differences. Derivative instruments that have matured but not cash settled at the balance sheet date continue to be reflected in derivative assets or liabilities on our balance sheet.

(2)	See separate table below for disclosures about "trading derivatives."

28 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The effect of cash flow hedge accounting on the consolidated statement of income is as follows (in millions) for the three months ended March 31, 2019:

Gain (loss) on cash flow hedging relationships recognized in cost of materials and other:
Commodity contracts:
Hedged items	$19.1
Derivative designated as hedging instruments	(19.1)
Total	$—

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three months ended March 31, 2019 or 2018. As of March 31, 2019 and December 31, 2018, cumulative gains of $45.7 million and $35.4 million related to Midland to Cushing crude price differentials at our refineries, respectively, on cash flow hedges, net of tax, remained in accumulated other comprehensive income. We estimate that $57.4 million of deferred gains related to commodity cash flow hedges will be reclassified into cost of materials and other over the next 12 months as a result of hedged transactions that are forecasted to occur.
Total gains on our trading forward contract derivatives (none of which were designated as hedging instruments) recorded in other operating income (expense), net on the condensed consolidated statements of income are as follows (in millions):

Three Months Ended March 31,
2019
Realized gains	$3.9
Unrealized gains	2.1
Total	$6.0

Note 12 - Fair Value Measurements
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
In March 2018, the El Dorado refinery received approval from the EPA for a small refinery exemption from the requirements of the renewable fuel standard for the 2017 calendar year, which resulted in a reduction of our RINs Obligation and related cost of materials and other of approximately $59.3 million for the three months ended March 31, 2018. In March 2018, the Krotz Springs refinery received such approval for 2017 as well, which resulted in a reduction of our RINs Obligation and related cost of materials and other of approximately $31.6 million for the three months ended March 31, 2018.

29 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of Delek's assets and liabilities that fall under the scope of ASC 825. As of and for the three months ended March 31, 2019 and 2018, we elected to account for our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. Our J. Aron step-out liability was categorized as Level 2, and measured at fair value using market prices for the consigned crude oil and refined products we were required to repurchase from J. Aron at the end of the term of the Supply and Offtake Agreement prior to the December 2018/January 2019 amendments to each of the Supply and Offtake Agreements. The J. Aron step-out liability was presented in the Obligation under Supply and Offtake Agreement line item of our condensed consolidated balance sheets. Gains (losses) related to the change in fair value was recorded as a component of cost of materials and other in the condensed consolidated statements of income. With respect to the amended Supply and Offtake Agreements, December 2018 for our Big Spring Agreement and January 2019 for our El Dorado and Krotz Springs Agreements, we apply fair value measurement as follows: (1) we determine fair value for our amended fixed-price step-out liability based on changes in fair value related to interest rate risk where such obligation is categorized as Level 2 and is presented in the long-term portion of the Obligation under Supply and Offtake Agreements on our condensed consolidated balance sheets, and where gains (losses) related to changes in fair value are recorded as a component of interest expense in the condensed consolidated statements of income; and (2) we determine fair value of the short-term commodity-indexed financing facility based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2 and is presented in the current portion of the Obligation under Supply and Offtake Agreements on our condensed consolidated balance sheets, and where gains (losses) related to the change in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income.
Commodity investments represent those commodities (generally crude oil) physically on hand as a result of trading activities with physical forward contracts. Such investment stores are maintained on a weighted average cost basis for determining realized gains and losses on physical sales under forward contracts, and ending balances are adjusted to fair value at each reporting date. The unrealized loss on commodity investments for the three months ended March 31, 2019 totaled $1.0 million.

30 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at March 31, 2019 and December 31, 2018, was as follows (in millions):

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$213.4	$—	$213.4
Commodity investments	5.4	—	—	5.4
RIN commitment contracts	—	4.0	—	4.0
Total assets	5.4	217.4	—	222.8
Liabilities
Commodity derivatives	—	(174.4)	—	(174.4)
RIN commitment contracts	—	(6.4)	—	(6.4)
RINs Obligation deficit	—	(11.5)	—	(11.5)
J. Aron step-out liability	—	(384.8)	—	(384.8)
Total liabilities	—	(577.1)	—	(577.1)
Net liabilities	$5.4	$(359.7)	$—	$(354.3)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$459.8	$—	$459.8
Commodity investments	15.8	—	—	15.8
RIN commitment contracts	—	2.0	—	2.0
RINs Obligation surplus	—	—	—	—
Total assets	15.8	461.8	—	477.6
Liabilities
Commodity derivatives	—	(409.0)	—	(409.0)
RIN commitment contracts	—	(6.7)	—	(6.7)
RINs Obligation deficit	—	(11.8)	—	(11.8)
J. Aron step-out liability	—	(362.2)	—	(362.2)
Total liabilities	—	(789.7)	—	(789.7)
Net liabilities	$15.8	$(327.9)	$—	$(312.1)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of March 31, 2019 and December 31, 2018, $21.4 million and $0.4 million, respectively, of cash obligation was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 11 for further information regarding derivative instruments.
Note 13 - Commitments and Contingencies
Litigation
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our financial statements. Certain environmental matters that have or may result in penalties or assessments are discussed below in the "Environmental, Health and Safety" section of this Note.

31 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The Big Spring refinery has been negotiating an agreement with the EPA for over 10 years under the EPA’s National Petroleum Refinery Initiative regarding alleged historical violations of the federal Clean Air Act related to emissions and emissions control equipment. A Consent Decree resolving these alleged historical violations for the Big Spring refinery was lodged with the United States District Court for the Northern District of Texas on June 6, 2017. An amendment to the Consent Decree was agreed upon by Delek and the EPA/ United States Department of Justice (the "DOJ"), in late 2018 and was executed by Delek. The amended Consent Decree was lodged during the first quarter of 2019, and we expect that Consent Decree to become final upon entry by the court in the second quarter 2019. Once final, the amended Consent Decree will require payment of a $0.5 million civil penalty and capital expenditures for pollution control equipment that may be significant over the next 10 years.
As of March 31, 2019, we have recorded an environmental liability of approximately $143.2 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the refineries and terminals prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. Approximately $3.7 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
Crude Oil Releases
We have experienced several crude oil releases involving our assets, including four releases that occurred in the first quarter of 2019, three releases that occurred in the first quarter of 2018, and three releases that occurred in the fourth quarter of 2018. Cleanup operations and site maintenance and remediation efforts on these and other releases are at various stages of completion. Many of the releases have occurred on the SALA Gathering System. Currently, we are in the process of decommissioning certain sections of the SALA Gathering System in an effort to improve the safety and integrity of the system. We do not expect for the decommissioning of certain gathering lines on the system to have a material effect on the operational capabilities of the system.
The DOJ, on behalf of the EPA, and the State of Arkansas, on behalf of the Arkansas Department of Environmental Quality, have been pursuing an enforcement action against Delek Logistics with regard to potential violations of the Clean Water Act and certain state laws arising from the Magnolia Release since June 2015. On July 13, 2018, the DOJ and the State of Arkansas filed a civil action against two of Delek Logistics’ wholly-owned subsidiaries, Delek Logistics Operating LLC and SALA Gathering Systems LLC, in the United States District Court

32 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

for the Western District of Arkansas. On or around December 12, 2018, the claims against Delek Logistics were resolved and an additional demand for a compliance audit at the Magnolia terminal was abandoned pursuant to payment of monetary penalties and other relief. As of March 31, 2019, we have accrued $2.2 million, which we recorded in accrued expenses and other current liabilities in our condensed consolidated balance sheet, for the Magnolia Release in connection with these proceedings. We believe this amount is adequate to cover our expected obligations related to these proceedings and that these proceedings will not have a material adverse effect upon Delek's business, financial condition or result of operations. We expect to settle this accrual in the second half of 2019.
Letters of Credit
As of March 31, 2019, we had in place letters of credit totaling approximately $226.4 million with various financial institutions securing obligations primarily with respect to our commodity purchases for the refining segment and certain of our insurance programs. There were no amounts drawn by beneficiaries of these letters of credit at March 31, 2019.

Note 14 - Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), companies are required to apply an estimated annual tax rate to interim period results on a year-to-date basis; however, the estimated annual tax rate should not be applied to interim financial results if a reliable estimate cannot be made.  In this situation, the interim tax rate should be based on actual year-to-date results.  We used an estimated annual tax rate to record income taxes for the three months ended March 31, 2019 and March 31, 2018.
For the three months ended March 31, 2018, we recorded additional income tax benefit of $7.4 million as a component of income tax expense from continuing operations related to the continued assessment of the tax effects of the 2017 Tax Cuts and Jobs Act ("Tax Reform Act"). This adjustment to the previously recorded provisional amounts include the tax effects on the remeasurement of the existing net deferred tax liabilities. We also had a reclassification of $1.6 million from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Act, which was recorded during the first quarter of 2018.
Our effective tax rate was 22.9% for the three months ended March 31, 2019, compared to 39.9% for the three months ended March 31, 2018. The change in our effective tax rate was primarily due to the impact of pre-tax income in the three months ended March 31, 2019 compared to a pre-tax loss in the three months ended March 31, 2018, and the following discrete adjustments that were reported in the first quarter of 2018: further remeasurement of deferred tax assets and liabilities to properly account for the effects of the Tax Reform Act under Staff Accounting Bulletin 118; tax benefit for federal tax credits attributable to the Company's biodiesel blending operations for 2017 that have not been extended by Congress; tax expense associated with the impairment of assets held for sale; and changes in valuation allowance attributable to the book-tax basis differences from the Big Spring Logistic Asset Acquisition (See Note 5).

Note 15 - Related Party Transactions
Transaction with Caddo Pipeline, LLC ("CP LLC")
For the three months ended March 31, 2019 and 2018, our refining segment paid pipeline throughput fees of $0.1 million to CP LLC. Delek Logistics owns 50% of CP LLC, and Plains All American Pipeline, LLC, a third-party, owns the other 50%.
Transactions with Rangeland RIO Pipeline, LLC ("Andeavor Logistics")
During 2018, Rangeland RIO Pipeline, LLC was acquired by Andeavor and became Andeavor Logistics RIO Pipeline LLC ("Andeavor Logistics"). For the three months ended March 31, 2019 and 2018, respectively, our refining segment paid pipeline throughput fees of $4.4 million and $4.2 million to Andeavor Logistics. As of March 31, 2019 and December 31, 2018, respectively, we carried a $1.3 million and $1.5 million payable balance to Andeavor Logistics, which is reflected in accounts payable to related party on our condensed consolidated balance sheets. Delek Logistics owns 33% of Andeavor Logistics, and Rangeland Energy II, LLC, a third-party, owns 67%.
Transactions with Wright Asphalt Products Company, LLC ("Wright Asphalt")
For the three months ended March 31, 2019 and 2018, respectively, our corporate, other and eliminations segment had related party revenues of $7.1 million and $4.0 million from Wright Asphalt related to asphalt sales. Purchases from Wright Asphalt for the three months ended March 31, 2019 were $0.2 million. There were no purchases from Wright Asphalt during the three months ended March 31, 2018. As of March 31, 2019, we carried a $0.4 million receivable balance from Wright Asphalt, which is reflected in accounts receivable from related party on our condensed consolidated balance sheet. Alon owns 50% of Wright Asphalt, and TTRD, Ltd., a third-party, owns the other 50%.

33 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Transactions with Paramount Nevada Asphalt Company, LLC ("PNAC")
For the period from the Delek/Alon Merger date of July 1, 2017 through May 21, 2018 we had related party transactions with PNAC. Alon owned 50% of PNAC, and Granite Construction Inc., a third-party, owned the other 50%. On May 21, 2018, Delek sold its 50% interest in PNAC - see note Note 8 for further information. For the three months ended March 31, 2018 our other segment had related party revenues of $1.2 million from PNAC related to asphalt sales.
Transactions with North Little Rock Energy Logistics, LLC ("NLR")
For the three months ended March 31, 2019, our refining segment paid pipeline throughput fees of $0.5 million to NLR. There was no activity related to pipeline throughput fees during the three months ended March 31, 2018. As of March 31, 2019, there was no payable balance to NLR. At December 31, 2018, we carried a $0.3 million payable balance to NLR, which is reflected in accounts payable to related party on our condensed consolidated balance sheets. Delek Logistics own 50% of NLR, and Green Plains Partners, LP, a third-party, owns the other 50%.

Note 16 - Other Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	March 31, 2019	December 31, 2018
Prepaid expenses	$15.2	$15.8
Short-term derivative assets (see Note 11)	33.6	61.9
Income and other tax receivables	14.1	24.3
Commodity investments	5.4	15.6
Other	16.7	18.1
Total	$85.0	$135.7

The detail of other non-current assets is as follows (in millions):

Other Non-Current Assets	March 31, 2019	December 31, 2018
Long-term deferred tax asset	$2.5	$—
Deferred financing costs	9.6	10.6
Supply and Offtake receivable	32.7	32.7
Long-term derivative assets (see Note 11)	0.9	1.0
Other	7.1	8.6
Total	$52.8	$52.9

34 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	March 31, 2019	December 31, 2018
Income and other taxes payable	$159.8	$126.0
Short-term derivative liabilities (see Note 11)	14.2	16.2
Interest payable	11.9	10.2
Employee costs	30.8	46.5
Environmental liabilities (see Note 13)	3.7	3.8
Product financing agreements	6.6	—
RINs Obligation deficit (see Note 12)	11.5	11.8
Accrued utilities	7.1	10.6
Tank inspection liabilities	7.0	7.0
Crude liabilities	107.3	42.3
Other	32.7	33.3
Total	$392.6	$307.7

The detail of other non-current liabilities is as follows (in millions):

Other Non-Current Liabilities	March 31, 2019	December 31, 2018
Pension and other postemployment benefit liabilities, net (see Note 19)	$17.1	$17.6
Long-term derivative liabilities (see Note 11)	5.0	1.0
Liability for unrecognized tax benefits	24.1	19.2
Above-market leases	—	9.2
Tank inspection liabilities	9.9	9.9
Other	2.9	6.0
Total	$59.0	$62.9

Note 17 - Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 and Alon USA Energy, Inc. 2005 Long-Term Incentive Plans (the "Incentive Plans")
Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $4.8 million ($3.8 million, net of taxes) and $4.6 million ($3.6 million, net of taxes) for the three months ended March 31, 2019 and 2018, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of March 31, 2019, there was $54.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.5 years.
We issued 244,566 and 120,403 shares of common stock as a result of exercised or vested equity-based awards during the three months ended March 31, 2019 and 2018, respectively. These amounts are net of 169,991 and 254,724 shares, respectively, withheld to satisfy employee tax obligations related to the exercises and vestings during the three months ended March 31, 2019 and 2018.
Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
Compensation expense for Delek Logistics GP equity-based awards was $0.1 million ($0.1 million, net of taxes) and $0.1 million ($0.1 million, net of taxes) for the three months ended March 31, 2019 and 2018, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of March 31, 2019, there was $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.2 years.

35 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 18 - Stockholders' Equity
Dividends
During the three months ended March 31, 2019, our Board of Directors declared the following dividends:

Date Declared	Dividend Amount Per Share	Record Date	Payment Date
February 19, 2019	$0.27	March 5, 2019	March 19, 2019

Stock Repurchase Program
On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. During the three months ended March 31, 2019, approximately 1.3 million shares of our common stock were repurchased for a total of approximately $46.2 million compared to repurchases of approximately 2.6 million shares during the three months ended March 31, 2018 for a total of approximately $95.3 million. As of March 31, 2019, there was approximately $363.6 million of authorization remaining under Delek's aggregate stock repurchase program.

Note 19 - Employees
Postretirement Benefits
The components of net periodic benefit cost related to our benefit plans consisted of the following:

	Three Months Ended March 31,
Components of net periodic (benefit) cost:	2019	2018
Service cost	$—	$0.2
Interest cost	1.3	1.2
Expected return on plan assets	(1.9)	(1.8)
Recognition due to settlement	—	(0.2)
Net periodic benefit	$(0.6)	$(0.6)

The service cost component of net periodic benefit is included as part of general and administrative expenses in the accompanying condensed consolidated statements of income. The other components of net periodic benefit are included as part of other non-operating expense (income), net in the accompanying condensed consolidated statements of income. During the year ended December 31, 2018, we completely settled the supplemental retirement income plan of the retail segment, and we had a partial settlement of Alon's executive non-qualified restoration plan. In addition, we entered into an agreement with the International Union of Operating Engineers (the "Union") to extend the Union agreement to March 31, 2022, and to freeze Alon's qualified pension plan for union employees effective July 31, 2018. As part of the extended Union agreement, the Company agreed to compensate each pension-eligible employee in the Union for the loss of the pension benefit over the remaining union contract period in four annual installments, where payments are contingent upon continued employment at each annual payment date. The payments, the first of which was made in July 2018, are expected to total approximately $6.9 million in the aggregate without considering forfeitures (which cannot yet be estimated). The related expense has been or will be recognized over the remaining union contract period as follows (estimated without considering forfeitures): approximately $0.5 million during the three months ended March 31, 2019 and approximately $1.5 million for the remainder of 2019; approximately $2.0 million during each of the years 2020 and 2021, and approximately $0.1 million in 2022. In addition during the fourth quarter of 2018, we spun off a portion of the Alon's qualified pension plan into a new plan for Union employees - The Alon USA Pension Plan for Collective Bargained Employees. The assets were allocated as required under IRC Section 414. The remaining accumulated other comprehensive income at that date was split between the two plans based on their respective portions of the projected benefit obligation (the "Projected Benefit Obligation") which is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases.
Our estimated contributions to our pension plans during 2019 have not changed significantly from amounts previously disclosed in the notes to the consolidated financial statements for the year ended December 31, 2018. For the three months ended March 31, 2019, we made no contributions to our funded qualified pension plan and made contributions of $0.1 million related to payments to participants in our unfunded pension plans.

36 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 20. Leases
We lease certain retail stores, land, building and various equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 15 years or more. The exercise of existing lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Some of our lease agreements include a rate based on equipment usage and others include a rate with fixed increases or inflationary indices based increase. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
We rent or sublease certain real estate and equipment to third parties. Our sublease portfolio consists primarily of operating leases within our stores and crude storage equipment.

(in millions)	Three Months Ended March 31, 2019
Lease Cost
Operating lease costs	$13.5
Short-term lease costs (1)	3.6
Sublease income	(1.7)
Net lease costs	$15.4

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(13.5)

Weighted-average remaining lease term (years) operating leases	7.2

Weighted-average discount rate operating leases (2)	6.3%
(1) Includes an immaterial amount of variable lease cost.
(2) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

The following is an estimate of the maturity of our lease liabilities for operating leases having remaining noncancelable terms in excess of one year as of March 31, 2019 (in millions) under the new lease guidance ("ASC 842"):

Maturity of Lease Liabilities	Total
April 1 to December 31, 2019	36.3
2020	43.6
2021	41.1
2022	30.1
2023	24.9
Thereafter	85.6
Total future lease payments	261.6
Less: Interest	60.8
Present Value of Lease Liabilities	$200.8

37 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is an estimate of our future minimum lease payments for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2018 (in millions) under the legacy lease guidance ("ASC 840"):

Minimum Lease Payments
2019	$48.1
2020	42.1
2021	39.5
2022	28.5
2023	23.4
Thereafter	77.9
Total future minimum lease payments	$259.5

Note 21 - Subsequent Events
Dividend Declaration
On April 30, 2019, our Board of Directors voted to declare a quarterly cash dividend of $0.28 per share of our common stock, payable on June 3, 2019 to shareholders of record on May 20, 2019.

38 |

Management's Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 1, 2019 (the "Annual Report on Form 10-K"). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain.
In January 2017, Delek US Holdings, Inc. ("Old Delek") (and various related entities) entered into an Agreement and Plan of Merger with Alon USA Energy, Inc. (NYSE: ALJ) ("Alon") (as amended, the "Merger Agreement"). The related merger (the "Delek/Alon Merger") was effective July 1, 2017 (the “Effective Time”), resulting in a new post-combination consolidated registrant renamed Delek US Holdings, Inc. (“New Delek”), with Alon and Old Delek surviving as wholly-owned subsidiaries. New Delek is the successor issuer to Old Delek and Alon USA pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
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

•
our ability to execute our strategy of growth through acquisitions and capital projects and changes in the expected value of and benefits derived therefrom, including any ability to successfully integrate acquisitions, realize expected synergies or achieve operational efficiency and effectiveness;

•	diminishment in value of long-lived assets may result in an impairment in the carrying value of the assets on our balance sheet and a resultant loss recognized in the statement of operations;

•	general economic and business conditions affecting the southern, southwestern and western United States, particularly levels of spending related to travel and tourism;

•	volatility under our derivative instruments;

•	deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties);

39 |

Management's Discussion and Analysis

•	unanticipated increases in cost or scope of, or significant delays in the completion of, our capital improvement and periodic turnaround projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels or costs;

•	changes in our ability to continue to access the credit markets;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends, loans or other cash distributions to us;

•	seasonality;

•	acts of terrorism (including cyber-terrorism) aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	disruption, failure, or cybersecurity breaches affecting or targeting our IT systems and controls, our infrastructure, or the infrastructure of our cloud-based IT service providers;

•	changes in the cost or availability of transportation for feedstocks and refined products; and

•	other factors discussed under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and in our other filings with the SEC.
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

40 |

Management's Discussion and Analysis

Executive Summary and Strategic Overview
Business Overview
We are an integrated downstream energy business focused on petroleum refining, the transportation, storage and wholesale distribution of crude oil, intermediate and refined products and convenience store retailing. Effective July 1, 2017, we acquired through the Delek/Alon Merger the operations and net assets of Alon. The Delek/Alon Merger continues to have a significant impact on our revenue and profitability as well as earnings per share, our net asset position, our purchasing position in the marketplace, our footprint in the refining industry, especially in the Gulf Coast Region/Permian Basin, and our ability to go to market and secure financing, and we continue to realize synergies from our combined operations.
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 bpd, including the 75,000 bpd Tyler, Texas refinery (the "Tyler refinery"), the 80,000 bpd El Dorado, Arkansas refinery (the "El Dorado refinery"), the 73,000 bpd Big Spring, Texas refinery (the "Big Spring refinery"), and the 74,000 bpd Krotz Springs, Louisiana refinery (the "Krotz Springs refinery"), as well as a non-operating refinery located in Bakersfield, California. The refining segment also owns and operates two biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas and Cleburn, Texas. The refining segment's petroleum-based products are marketed primarily in the south central, southwestern and western regions of the United States, and the refining segment also ships and sells gasoline into wholesale markets in the southern and eastern United States. Motor fuels are sold under the Alon or Delek brand through various terminals to supply Alon or Delek branded retail sites. In addition, we sell motor fuels through our wholesale distribution network on an unbranded basis.
Our profitability in the refining segment is substantially determined by the difference between the cost of the crude oil feedstocks we purchase and the price of the refined products we sell, referred to as the "crack spread", "refining margin" or "refined product margin". Refining margin is used as a metric to assess a refinery's product margins against market crack spread trends, where "crack spread" is a measure of the difference between market prices for crude oil and refined products and is a commonly used proxy within the industry to estimate or identify trends in refining margins. The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refineries depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include operating costs (particularly the cost of natural gas used for fuel and the cost of electricity), seasonal factors, refinery utilization rates and planned or unplanned maintenance activities or turnarounds. Demand for gasoline and asphalt products is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic and road and home construction. Varying vapor pressure requirements between the summer and winter months also tighten summer gasoline supply. As a result, our operating results are generally lower for the first and fourth quarters of the calendar year. Moreover, while the fluctuations in the cost of crude oil are typically reflected in the prices of light refined products, such as gasoline and diesel fuel, the price of other residual products, such as asphalt, coke, carbon black oil and liquefied petroleum gas ("LPG"), are less likely to move in parallel with crude cost. This could cause additional pressure on our realized margin during periods of rising or falling crude oil prices. Additionally, our margins are impacted by the pricing differentials of the various types and sources of crude oil we use at our refineries and their relation to product pricing, such as the differentials between West Texas Intermediate ("WTI") Midland and WTI Cushing or WTI Midland and Brent crude oil.
With respect to measuring our refining margins at our refineries, we consider the following:

•
For our Tyler refinery, we compare our per barrel refined product margin to the U.S.Gulf Coast ("Gulf Coast") 5-3-2 crack spread. The Gulf Coast 5-3-2 crack spread is used as a benchmark for measuring a refinery's product margins by measuring the difference between the market price of light products and crude oil, and represents the approximate refining margin resulting from processing one barrel of crude oil into three-fifths barrel of gasoline and two-fifths barrel of high-sulfur diesel.

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

•
For our Krotz Springs refinery, we compare our per barrel refined product margin to the Gulf Coast 2-1-1 high sulfur diesel crack spread which is calculated assuming that one barrel of Light Louisiana Sweet (“LLS”) crude oil is converted into one-half barrel of Gulf Coast conventional gasoline and one-half barrel of Gulf Coast high sulfur diesel. The Krotz Springs refinery has the capability to process substantial volumes of light sweet, crude oils to produce a high percentage of refined light products.

41 |

Management's Discussion and Analysis

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
Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), where we owned a 61.4% limited partner interest (at March 31, 2019) in Delek Logistics and a 94.6% interest in the entity that owns the entire 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's pipelines and transportation business owns or leases capacity on approximately 400 miles of crude oil transportation pipelines, approximately 450 miles of refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 9.6 million barrels of active shell capacity. Our logistics segment owns and operates nine light product terminals and markets light products using third-party terminals.
Our retail segment at March 31, 2019 includes the operations of 281 owned and leased convenience store sites located primarily in central and west Texas and New Mexico which were acquired in connection with the Delek/Alon Merger. Our convenience stores typically offer various grades of gasoline and diesel under the Delek or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Delek or Alon brand names pursuant to a license agreement with 7-Eleven, Inc. which gives us a perpetual license to use the 7-Eleven trademark, service name and trade name in west Texas and a majority of the counties in New Mexico in connection with our retail store operations. In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination require the removal of all 7-Eleven branding on a store-by-store basis by the earlier of December 31, 2021 or the date upon which our last 7-Eleven store is de-identified or closed. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the termination. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information.
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
Our corporate activities, results of certain immaterial operating segments (including Alon's asphalt terminal operations effective with the Delek/Alon Merger), results and assets of discontinued operations and intercompany eliminations are reported in the corporate, other and eliminations segment.
As part of our overall business strategy, we regularly evaluate opportunities to expand our portfolio of businesses and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations.

42 |

Management's Discussion and Analysis

2019 Developments
Transactions designed to maximize shareholder return
Dividend Declaration
On April 30, 2019, Delek's Board of Directors voted to declare a quarterly cash dividend of $0.28 per share, payable on June 3, 2019, to stockholders of record on May 20, 2019. Our previous quarterly cash dividend amounts ranged between $0.20 to $0.26 per share throughout 2018, and was $0.27 for the first quarter of 2019.
Share Repurchases
During the quarter ended March 31, 2019, Delek repurchased 1,291,644 shares for an aggregate purchase price of $46.2 million under the most recent share repurchase plan which provided for repurchases up to $500.0 million and was approved by the board on November 6, 2018. As of March 31, 2019, there remained $363.6 million available for repurchases under the most recent repurchase plan.
Transactions designed to maximize return on assets
Alkylation Project Completed
The alkylation unit at the Krotz Springs refinery was completed in early April providing additional flexibility to the refinery. The total cost was approximately $138.0 million. This unit should improve the ability to convert low value products into gasoline, enable the refinery to produce multiple summer gasoline grades and increase octane, allowing the refinery to produce premium gasoline. Because of the conversion improvement at the refinery from this project, its returns are expected to be less dependent on the crack spread environment over time.
Investment in Pipeline Joint Venture
In September 2018, Delek announced plans for a joint venture with Energy Transfer, Magellan, and MPLX to construct a 600-mile common carrier pipeline to transport crude oil from the Permian Basin to the Texas Gulf Coast region (the "Proposed PGC Partnership"). During the first quarter, we elected not to move forward with the Proposed PGC Partnership which allows us to explore other options to participate in a long haul crude oil pipeline.
Transactions designed to minimize the cost of capital/manage financial risk exposures
2019 Amendments to Supply and Offtake Agreements
During January 2019, we amended the El Dorado refinery and the Krotz Springs refinery Supply and Offtake Agreements with J. Aron & Company ("J. Aron") so that the repurchase of baseline volumes at the end of the Supply and Offtake Agreement term (representing the "Baseline Step-Out Liabilities") will be based upon a fixed price instead of a market-indexed price and therefore subject to changes in fair value that reflect changes in interest rate risk rather than commodity price risk. The modified arrangement results in a Baseline Step-Out Liability that is no longer subject to commodity volatility, but for which its fair value is subject to interest rate risk. As a result, we recorded a gain on the change in fair value resulting from the modification of the instruments from commodities-based risk to interest rate risk in cost of materials and other in the first quarter of 2019. Such Baseline Step-Out Liabilities will continue to be recorded at fair value, where the fair value will reflect changes in interest rate risk rather than commodity price risk. See further discussion in Note 9 of our condensed consolidated financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

43 |

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
The table below reflects the quarterly high, low and average prices of WTI Midland crude oil for each of the quarterly periods in 2018 and the three months ended March 31, 2019.

44 |

Management's Discussion and Analysis

The table below reflects the quarterly high, low and average prices of WTI Cushing crude oil for each of the quarterly periods in 2018 and the three months ended March 31, 2019.

The table below reflects the quarterly high, low and average Gulf Coast 5-3-2 crack spread (Tyler benchmark) for each of the quarterly periods in 2018 and the three months ended March 31, 2019.

45 |

Management's Discussion and Analysis

The table below reflects the quarterly high, low and average Gulf Coast 3-2-1 crack spread (Big Spring benchmark) for each of the quarterly periods in 2018 and the three months ended March 31, 2019.

The table below reflects the quarterly high, low and average Gulf Coast 2-1-1 crack spread (Krotz Springs benchmark) for each of the quarterly periods in 2018 and the three months ended March 31, 2019.

46 |

Management's Discussion and Analysis

The market price of refined products contributed to the increase in the average Gulf Coast 5-3-2 crack spread to $13.02 during the first three months of 2019 from $11.53 during the first three months of 2018, with the Gulf Coast price of gasoline (CBOB) decreasing 14.3%, from an average of $1.77 per gallon in the first three months of 2018 to $1.52 per gallon in the first three months of 2019 and the Gulf Coast price of High Sulfur Diesel decreased 1.1%, from an average of $1.77 per gallon in the first three months of 2018 to $1.75 per gallon in the first three months of 2019. The charts below illustrate the quarterly high, low and average prices of Gulf Coast Gasoline, U.S. Gulf Coast High Sulfur Diesel and Ultra Low Sulfur Diesel ("ULSD") for each of the quarterly periods in 2018 and the three months ended March 31, 2019.

47 |

Management's Discussion and Analysis

As U.S. crude oil production has increased, we have seen the discount for WTI Cushing compared to Brent widen. This generally leads to higher margins in our refineries, as refined product prices are influenced by Brent crude prices and the majority of our crude supply is WTI-linked. The average discount for WTI Cushing compared to Brent increased to $8.96 during the first three months of 2019 from $4.32 during the first three months of 2018. We note similar historical trends when reviewing the discount for WTI Cushing compared to LLS, where the average discount increased to $7.49 during the first three months of 2019 from $2.93 during the first three months of 2018. Additionally, our refineries continue to have relatively greater access to WTI Midland and WTI Midland-linked crude feedstocks compared to certain of our competitors. The average discount for WTI Midland compared to WTI Cushing increased to $1.17 during the first three months of 2019 from a discount of $0.38 during the first three months of 2018. As these price discounts increase, so does our competitive advantage, created by our access to WTI Midland-linked crude oil pricing. The chart below illustrates the differentials of both Brent crude oil and WTI Midland crude oil as compared to WTI Cushing crude oil for each of the quarterly periods in 2018 and the three months ended March 31, 2019.

48 |

Management's Discussion and Analysis

Environmental regulations continue to affect our margins in the form of volatility in the cost of renewable identification number ("RINs"). On a consolidated basis, we work to balance the cost of our credits for commitments required by the EPA to blend biofuels into fuel products ("RINs Obligation") in order to minimize the effect of RINs on our results. While we generate RINs in both our refining and logistics segments through our ethanol blending and biodiesel production, our refining segment needs to purchase additional RINs to satisfy its obligations. As a result, increases in the price of RINs generally adversely affect our results of operations. It is not possible at this time to predict with certainty what future volumes or costs may be, but given the volatile price of RINs, the cost of purchasing sufficient RINs could have an adverse impact on our results of operations if we are unable to recover those costs in the price of our refined products. The chart below illustrates the volatile nature of the price for RINs for each of the quarterly periods in 2018 and the three months ended March 31, 2019.

49 |

Management's Discussion and Analysis

Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the three months ended March 31, 2019, from those disclosed in our Annual Report on Form 10-K.

Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments or estimates. Based on this definition and as further described in our 2018 Annual Report on Form 10-K, we believe our critical accounting policies include the following: (i) determining our inventory using the last-in, first-out valuation method for the Tyler refinery, (ii) evaluating impairment for property, plant and equipment and definite life intangibles, (iii) evaluating potential impairment of goodwill, (iv) estimating environmental expenditures, and (v) estimating asset retirement obligations. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K. See Note 1 of the condensed consolidated financial statements in Item 1, Financial Statements for discussion of updates to our accounting policies.

Non-GAAP Measures
Our management uses certain “non-GAAP” operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These financial and operational non-GAAP measures are important factors in assessing our operating results and profitability and include:

•	Refining margin - calculated as the difference between net refining revenues and total cost of materials and other;

•
Refined product margin - calculated as the difference between net revenues attributable to refined products and related cost of materials and other (which is applicable to both the refining segment and the west Texas wholesale marketing activities within our logistics segment); and

•
Refining margin per barrels sold - calculated as refining margin divided by our average refining sales in barrels per day (excluding purchased barrels) multiplied by 1,000 and multiplied by the number of days in the period.

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
The following table provides a reconciliation of refining margin to the most directly comparable U.S.GAAP measure, gross margin:

Refining Segment	Three Months Ended March 31, 2019
	2019	2018
Net revenues	$2,092.0	$2,125.9
Cost of sales	1,828.8	2,024.9
Gross margin	263.2	101.0
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	121.0	114.7
Depreciation and amortization	31.1	32.2
Refining margin	$415.3	$247.9

50 |

Management's Discussion and Analysis

Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions):

	Three Months Ended
Statement of Operations Data	March 31,
	2019	2018 (1)
Net revenues	$2,199.9	$2,353.2
Total operating costs and expenses	1,977.5	2,314.4
Operating income (loss)	222.4	38.8
Total non-operating expenses, net	22.2	67.6
Income (loss) from continuing operations before income tax expense (benefit)	200.2	(28.8)
Income tax expense (benefit)	45.8	(11.5)
Income (loss) from continuing operations, net of tax	154.4	(17.3)
Loss from discontinued operations, net of tax	—	(8.2)
Net income (loss)	154.4	(25.5)
Net income attributed to non-controlling interests	5.1	14.9
Net income (loss) attributable to Delek	$149.3	$(40.4)

(1)
Income tax benefit for the quarter ended March 31, 2018 reflects a correction made in our 2018 Annual Report on Form 10-K (filed on March 1, 2019) to record additional deferred tax expense totaling $5.5 million related to the recognition of a valuation allowance on deferred tax assets recognized in connection with the Big Spring Logistic Assets Acquisition (see Note 5) not previously reported in our March 31, 2018 Quarterly Report on Form 10-Q filed on May 10, 2018. Such amount is not considered material to the financial statements or the trend of earnings for that period. See Note 23 to our annual audited consolidated financial statements included in Part II, Item 8 of our 2018 Annual Report on Form 10-K filed on March 1, 2019 for further discussion.

51 |

Management's Discussion and Analysis

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2019 versus the Three Months Ended March 31, 2018
Net Income
Consolidated net income for the first quarter of 2019 was $154.4 million compared to a net loss of $25.5 million for the first quarter of 2018. Consolidated net income attributable to Delek for the first quarter of March 31, 2019 was $149.3 million, or $1.92 per basic share, compared to a net loss of $40.4 million, or $(0.49) per basic share, for the first quarter 2018. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
In the first quarters of 2019 and 2018, we generated net revenues of $2,199.9 million and $2,353.2 million, respectively, a decrease of $153.3 million, or 6.5%. The decrease in net revenues was primarily driven by the following factors:

•	in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 14.3%, ULSD of 2.5%, and High-Sulfur diesel ("HSD") of 1.1%;

•
in our logistics segment, decreases in the average volume sold and sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations. The average sales prices per gallon of gasoline and diesel sold decreased $0.17 per gallon and $0.11 per gallon, respectively;

•
change in business strategy related to our Canadian trading activity, where what was previously refining margin was included in other income in the first quarter of 2019, whereas in the first quarter of 2018, such activity was more aligned with the normal operations of the Company and included in revenue; and

•	a decrease in sales volumes to third parties in the logistics wholesale business.
Such decreases were partially offset by:

•	increase in sales of purchased refined product in our refining segment.

Cost of Materials and Other
Cost of materials and other was $1,699.4 million for the first quarter of 2019 compared to $2,042.8 million for the first quarter of 2018, a decrease of $343.4 million, or 16.8%. The net decrease in cost of materials and other was primarily driven by the following:

•
decreases in the cost of crude oil feedstocks at the refineries including a decrease in the cost of WTI Cushing crude oil from an average of $62.89 per barrel to an average of $54.87, and a decrease in the cost of WTI Midland crude oil from an average of $62.51 per barrel to an average of $53.70 during the comparable periods;

•	a decrease in RIN expense from approximately $20.2 million to $1.2 million, where ethanol RIN prices averaged $0.16 per RIN in first quarter 2019 compared to $0.59 per RIN in the prior year period;

•
change in business strategy related to our Canadian trading activity, where what was previously refining margin is included in other income in the first quarter of 2019, whereas in the first quarter of 2018, such activity was more aligned with the normal operations of the Company and included in cost of materials and other;

•	a decrease in sales volumes to third parties in the logistics wholesale business;

•	decreases in the cost of refined products in the logistics segment where the average cost per gallon of gasoline and diesel purchased decreased $0.20 per gallon and $0.12 per gallon, respectively;

•
the net reversal benefit of $52.1 million related to inventory valuation reserves recognized during the first quarter of 2019 compared to the net reversal benefit of $0.9 million recognized during the first quarter of 2018; and

•	a decrease in retail fuel cost of materials and other attributable to an decrease in in average cost per gallon of $0.15.
Such decreases were partially offset by:

•	an increase in sales volumes in our refining segment; and

52 |

Management's Discussion and Analysis

•
a prior period benefit of approximately $115.5 million related to a combination of the 2017 RINs waivers and a biodiesel tax credit recognized during the first quarter of 2018 that was not recurring in the first quarter of 2019.

Operating Expenses
Operating expenses were $166.7 million for the first quarter of 2019 compared to $158.1 million for the first quarter of 2018, an increase of $8.6 million, or 5.4%. The increase in operating expenses was primarily driven by the following:

•	an increase in employee expense and outside services expense primarily in the refining segment;

•	offset by a decrease in repairs and maintenance costs primarily in the refining segment.

General and Administrative Expenses
General and administrative expenses were $62.2 million for the first quarter of 2019 compared to $65.2 million for the first quarter of 2018, a decrease of $3.0 million, or 4.6%. The decrease in general and administrative expense was primarily driven by the following:

•	a total decrease in employee costs across the company primarily driven by lower annual incentive plan costs offset by higher labor costs; and

•	a decrease in insurance expense in our refining and corporate, other and eliminations segments.

Depreciation and Amortization
Depreciation and amortization (included in both cost of sales and other operating expenses) was $46.8 million for the first quarter of 2019 compared to $48.0 million for the first quarter of 2018, a decrease of $1.2 million, or 2.5%.

Other Operating (Income) Expense, Net
Other operating income increased by $2.1 million in the first quarter of 2019 to $2.4 million compared to expense of $0.3 million in the first quarter of 2018.

Interest Expense
Interest expense decreased by $3.8 million, or 11.7%, to $28.7 million in the first quarter of 2019 compared to $32.5 million in the first quarter of 2018, primarily driven by the following:

•
a decrease in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $44.2 million in the first quarter of 2019 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the first quarter of 2018, and a decrease in the average effective interest rate of 0.59% in the first quarter of 2019 compared to the first quarter of 2018 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding).

Results from Equity Method Investments
We recognized income of $2.6 million from equity method investments during the first quarter of 2019, compared to none for the first quarter of 2018, an increase of $2.6 million. This increase was primarily driven by the following:

•	increase in income from our logistics joint ventures from $0.8 million in the first quarter of 2018 to $2.0 million in the first quarter of 2019; and

•	increase in income from our asphalt joint venture from a loss of $0.6 million in the first quarter of 2018 to income of $0.5 million in the first quarter of 2019.

53 |

Management's Discussion and Analysis

Other Non-operating Expenses, Net
During the three months ended March 31, 2018, we incurred certain infrequently occurring expenses/charges that were not incurred during the three months ended March 31, 2019. These included a $9.0 million loss on extinguishment of debt related to the Refinancing and an impairment loss on assets held for sale totaling approximately $27.5 million related to the asphalt assets held for sale. See Notes 7 and 10 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information.

Income Taxes
Income tax expense increased by $57.3 million in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•	pre-tax income of $200.2 million in the first quarter of 2019, as compared to pre-tax loss $28.8 million for the first quarter of 2018; and

•	a decrease in our effective tax rate which was 22.9% for the first quarter of 2019, compared to 39.9% for the first quarter of 2018 primarily due to the following:

◦
the impact of pre-tax income in the three months ended March 31, 2019, compared to a pre-tax loss in the three months ended March 31, 2018, where benefit resulting from discrete adjustments (described below) that would have lowered a tax rate on pre-tax income actually increased the tax rate (by contributing to the benefit) on a pre-tax loss; and

◦
the discrete adjustments that were reported in the first quarter of 2018 for the following: further adjustments to properly consider the impact of the Tax Reform Act (which reduced the US federal corporate tax rate from 35% to 21%) on previously recorded deferred taxes, tax benefit for federal tax credits attributable to the Company’s biodiesel blending operations for 2017 that have not been extended by Congress and tax expense associated with the impairment of assets held for sale; and changes in valuation allowance attributable to the book-tax basis differences from the Big Spring Logistic Asset Acquisition (See Note 5).

54 |

Management's Discussion and Analysis

Operating Segments
We report operating results in three reportable segments: refining, logistics and retail. Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.
Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

	Three Months Ended March 31,
	2019 (1)	2018
Net revenues	$2,092.0	$2,125.9
Cost of materials and other	1,676.7	1,878.0
Refining margin	415.3	247.9
Operating expenses (excluding depreciation and amortization)	121.0	114.7
Contribution margin	$294.3	$133.2

(1)
The net revenues, cost of materials and other and refining margin for the three months ended March 31, 2019 excludes Canada trading activity which was previously included and reported in the refining segment for the three months ended March 31, 2018.

55 |

Management's Discussion and Analysis

Refining Segment	Three Months Ended March 31,
	2019	2018
Tyler, TX Refinery	(Unaudited)
Days in period	90	90
Total sales volume (average barrels per day)(1)	70,028	73,984
Products manufactured (average barrels per day):
Gasoline	39,341	40,670
Diesel/Jet	27,383	27,622
Petrochemicals, LPG, NGLs	2,056	2,077
Other	1,166	1,770
Total production	69,946	72,139
Throughput (average barrels per day):
Crude Oil	64,479	65,282
Other feedstocks	6,471	7,180
Total throughput	70,950	72,462
Per barrel of sales:
Tyler refining margin	$22.26	$8.33
Direct operating expenses	$4.70	$3.42
Crude Slate: (% based on amount received in period)
WTI crude oil	89.6%	80.6%
East Texas crude oil	9.1%	16.9%
Other	1.3%	2.5%

El Dorado, AR Refinery
Days in period	90	90
Total sales volume (average barrels per day)(2)	52,440	70,590
Products manufactured (average barrels per day):
Gasoline	20,490	35,087
Diesel	15,451	26,295
Petrochemicals, LPG, NGLs	806	1,466
Asphalt	4,825	5,132
Other	639	838
Total production	42,211	68,818
Throughput (average barrels per day):
Crude Oil	41,112	68,432
Other feedstocks	2,192	1,778
Total throughput	43,304	70,210
Per barrel of sales:
El Dorado refining margin	$13.45	$13.09
Direct operating expenses	$6.69	$5.16
Crude Slate: (% based on amount received in period)
WTI crude oil	41.3%	62.2%
Local Arkansas crude oil	27.7%	20.4%
Other	31.0%	17.4%

56 |

Management's Discussion and Analysis

Refining Segment (continued)	Three Months Ended March 31,
	2019	2018
Big Spring, TX Refinery (acquired on July 1, 2017)	(Unaudited)
Days in period	90	90
Total sales volume (average barrels per day) (3)	81,849	62,773
Products manufactured (average barrels per day):
Gasoline	38,900	31,127
Diesel/Jet	28,359	19,037
Petrochemicals, LPG, NGLs	3,848	3,024
Asphalt	1,512	1,856
Other	1,237	1,112
Total production	73,856	56,156
Throughput (average barrels per day):
Crude oil	72,329	53,759
Other feedstocks	1,890	1,843
Total throughput	74,219	55,602
Per barrel of sales:
Big Spring refining margin	$18.16	$9.58
Direct operating expenses	$3.81	$5.22
Crude Slate: (% based on amount received in period)
WTI crude oil	79.5%	70.1%
WTS crude oil	20.5%	29.9%

Krotz Springs, LA Refinery (acquired on July 1, 2017)
Days in period	90	90
Total sales volume (average barrels per day) (4)	78,231	79,898
Products manufactured (average barrels per day):
Gasoline	38,062	39,071
Diesel/Jet	30,391	31,054
Heavy Oils	1,090	1,339
Petrochemicals, LPG, NGLs	7,269	7,752
Other	105	—
Total production	76,917	79,216
Throughput (average barrels per day):
Crude Oil	72,330	73,883
Other feedstocks	3,166	3,830
Total throughput	75,496	77,713
Per barrel of sales:
Krotz Springs refining margin	$11.95	$6.92
Direct operating expenses	$3.89	$3.56
Crude Slate: (% based on amount received in period)
WTI Crude	65.0%	59.4%
Gulf Coast Sweet Crude	35.0%	40.6%

57 |

Management's Discussion and Analysis

Pricing statistics (average for the period presented):	Three Months Ended March 31,
	2019	2018
	(Unaudited)

WTI — Cushing crude oil (per barrel)	$54.87	$62.89
WTI — Midland crude oil (per barrel)	$53.70	$62.51
WTS -- Midland crude oil (per barrel) (5)	$53.93	$61.46
LLS (per barrel) (5)	$62.36	$65.82
Brent crude oil (per barrel)	$63.83	$67.21

U.S. Gulf Coast 5-3-2 crack spread (per barrel) (5)	$13.02	$11.53
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (5)	$15.18	$15.31
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (5)	$7.33	$9.72

U.S. Gulf Coast Unleaded Gasoline (per gallon)	$1.52	$1.77
Gulf Coast Ultra low sulfur diesel (per gallon)	$1.88	$1.93
U.S. Gulf Coast high sulfur diesel (per gallon)	$1.75	$1.77
Natural gas (per MMBTU)	$2.87	$2.85

(1)
Total sales volume includes 101 bpd and 132 bpd sold to the El Dorado refinery, 96 bpd and 490 bpd sold to the Big Spring refinery, no bpd and 238 bpd sold to the Krotz Springs refinery and 540 bpd and 1,575 bpd sold to the logistics segment during the three months ended March 31, 2019 and 2018, respectively. Total sales volume excludes 4,578 bpd and 4,475 bpd of wholesale activity during the three months ended March 31, 2019 and 2018, respectively.

(2)
Total sales volume includes 145 bpd and 52 bpd sold to the Tyler refinery, 41,240 bpd and 4,899 bpd sold to the Krotz Springs refinery, 221 bpd and 833 bpd sold to the Big Spring refinery, 52 bpd and no bpd sold to logistics segment and 201 bpd and 25 bpd sold to Alon Asphalt Company during the three months ended March 31, 2019 and 2018, respectively. Total sales volume excludes 64,716 bpd and 53,157 bpd of wholesale activity during the three months ended March 31, 2019 and 2018, respectively.

(3)
Total sales volume includes 812 bpd and 219 bpd sold to the Tyler refinery, 484 bpd and no bpd sold to the El Dorado refinery, 14,359 bpd and 14,216 bpd sold to the retail segment, 10,992 bpd and 5,328 bpd sold to the logistics segment and 1,512 bpd and 1,146 bpd sold to Alon Asphalt Company during the three months ended March 31, 2019 and 2018, respectively. Total sales volume excludes 7,480 bpd and 10,303 bpd of wholesale activity during the three months ended March 31, 2019 and 2018, respectively.

(4)
Total sales volume includes 605 bpd and 18,749 bpd sold to the El Dorado refinery and 191 bpd and 222 bpd sold to the Tyler refinery during the three months ended March 31, 2019 and 2018, respectively. Total sales volume excludes 16,428 bpd and 4,239 bpd of wholesale activity during the three months ended March 31, 2019 and 2018, respectively.

(5)
For our Tyler and El Dorado refineries, we compare our per barrel refining product margin to the Gulf Coast 5-3-2 crack spread consisting of WTI Cushing crude, U.S. Gulf Coast CBOB and U.S, Gulf Coast Pipeline No. 2 heating oil (high sulfur diesel). For our Big Spring refinery, we compare our per barrel refined product margin to the Gulf Coast 3-2-1 crack spread consisting of WTI Cushing crude, Gulf Coast 87 Conventional gasoline and Gulf Coast ultra low sulfur diesel, and for our Krotz Springs refinery, we compare our per barrel refined product margin to the Gulf Coast 2-1-1 crack spread consisting of LLS crude oil, Gulf Coast 87 Conventional gasoline and U.S, Gulf Coast Pipeline No. 2 heating oil (high sulfur diesel). The Tyler refinery's crude oil input is primarily WTI Midland and east Texas, while the El Dorado refinery's crude input is primarily a combination of WTI Midland, local Arkansas and other domestic inland crude oil. The Big Spring refinery’s crude oil input is primarily comprised of WTS and WTI Midland. The Krotz Springs refinery’s crude oil input is primarily comprised of LLS and WTI Midland.

58 |

Management's Discussion and Analysis

Refining Segment Operational Comparison of the Three Months Ended March 31, 2019 versus the Three Months Ended March 31, 2018
Net Revenues
Net revenues for the refining segment decreased by $33.9 million, or 1.6%, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•	decreases in the average price of U.S. Gulf Coast gasoline of 14.3%, ULSD of 2.5%, and High-Sulfur diesel ("HSD") of 1.1%; and

•
partially offsetting overall increases in sales volumes of refined product, where we had decreases in sales volume of refined product at our El Dorado refinery primarily resulting from the scheduled turnaround activities and decreases in sales volumes at the Tyler refinery related to unit outages, offset by increases in sales volumes at our Big Spring and Krotz Springs refineries and a 2.0 million barrel increase in purchased product sales across all four refineries.

Net revenues included sales to our retail segment of $90.2 million and $96.3 million, sales to our logistics segment of $79.5 million and $83.4 million and sales to our other segment of $14.9 million and $3.4 million for the three months ended March 31, 2019 and March 31, 2018, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Cost of materials and other decreased by $201.3 million, or 10.7%, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•	a decrease in the cost of WTI Cushing crude oil, from an average of $62.89 per barrel to an average of $54.87, or 12.8%;

•	a decrease in the cost of WTI Midland crude oil, from an average of $62.51 per barrel to an average of $53.70, or 14.1%;

•
a decrease in RIN expense from approximately $20.2 million to $1.2 million, where ethanol RIN prices averaged $0.16 per RIN in first quarter 2019 compared to $0.59 per RIN in the prior year period; and

•
the net reversal benefit of $52.1 million related to inventory valuation reserves recognized during the first quarter of 2019 compared to the net reversal benefit of $0.9 million recognized during the first quarter of 2018.

These decreases were partially offset by the following:

•	an increase in cost of materials and other related to increases in sales volumes; and

•
a prior period benefit of approximately $115.5 million related to a combination of the 2017 RINs waivers and a biodiesel tax credit recognized during the first quarter of 2018 that was not recurring in the first quarter of 2019.

59 |

Management's Discussion and Analysis

Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $52.2 million and $54.3 million during the first quarters of 2019 and 2018, respectively. We eliminate these intercompany fees in consolidation.

Refining Margin
Refining margin increased by $167.4 million, or 67.5%, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•
wider discounts between WTI Cushing crude oil compared to Brent and WTI Midland crude oil compared to WTI Cushing which impact refining margin at all four refineries where, during the first quarter of 2019, the average WTI Cushing crude oil differential to Brent crude oil was $8.96 per barrel compared to $4.32 during the first quarter of 2018, and the average WTI Midland crude oil differential to WTI Cushing crude oil was $1.17 per barrel compared to $0.38 during the first quarter of 2018;

•
a wider discount between WTI Midland crude oil and Brent crude oil where, during the first quarter of 2019, the WTI Midland crude oil differential to Brent crude oil was an average discount of $10.13 per barrel compared to $4.70 per barrel during the first quarter of 2018;

•	a 12.9% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery);

•
the net reversal benefit of $52.1 million related to inventory valuation reserves recognized during the first quarter of 2019 compared to the net reversal benefit of $0.9 million recognized during the first quarter of 2018; and

•	the benefit attributable to the decrease in RIN prices.
These increases were partially offset by the following

•	a narrowing of the average WTI Cushing crude oil differential to WTS crude oil to $0.94 per barrel during the first quarter of 2019 compared to $1.43 during the first quarter of 2018;

•
a 0.8% decline in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery) and a 24.6% decline in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery); and

•
a prior period benefit of approximately $115.5 million related to a combination of the 2017 RINs waivers and a biodiesel tax credit recognized during the first quarter of 2018 that was not recurring in the first quarter of 2019.

60 |

Management's Discussion and Analysis

61 |

Management's Discussion and Analysis

Operating Expenses
Operating expenses increased by $6.3 million, or 5.5%, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•
an increase of $5.3 million in employee expense related to increases in overtime at all refineries except Big Spring attributable to certain unit outages, and increases in employee insurance costs and incentive plan expense across all refineries;

•	increases in contract services of $5.9 million across all refineries primarily related to various unit outages and project studies; and

•	an offsetting decrease of $5.0 million in repairs and maintenance expense primarily at the Big Spring refinery related to downtime occurring in Q1 2018 that didn't occur in 2019.

Contribution Margin
Contribution margin increased by $161.1 million, or a 8.6% improvement in contribution margin percentage, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•
a wider discount between Midland WTI crude oil and Brent crude oil where, during the first quarter of 2019, the Midland WTI crude oil differential to Brent crude oil was an average discount of $10.13 per barrel compared to $4.70 per barrel in the prior-year period as well as favorability in most of the other crude differentials impacting our refineries described above;

•	a 12.9% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery);

•
the net reversal benefit of $52.1 million related to inventory valuation reserves recognized during the first quarter of 2019 compared to the net reversal benefit of $0.9 million recognized during the first quarter of 2018; and

•	the benefit attributable to the decrease in RIN prices.
These increases were partially offset by the following:

•
a 0.8% decline in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery) and a 24.6% decline in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery); and

•	a narrowing of the discount between WTI Cushing and WTS crude oil where the discount was $0.94 during the first quarter of 2019 compared to $1.43 in the prior-year period; and

•
a prior period benefit of approximately $115.5 million related to a combination of the 2017 RINs waivers and a biodiesel tax credit recognized during the first quarter of 2018 that was not recurring in the first quarter of 2019.

62 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

	Three Months Ended March 31,
	2019	2018
Logistics Segment Contribution:
Net revenues	$152.5	$167.9
Cost of materials and other	96.3	119.0
Operating expenses (excluding depreciation and amortization)	16.1	12.6
Contribution margin	$40.1	$36.3

Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	68,577	73,244
West Texas wholesale marketing throughputs (average bpd)	13,314	15,942
West Texas wholesale marketing margin per barrel	$3.56	$5.16
Big Spring wholesale marketing throughputs (average bpd) (2)	87,741	75,139
Terminalling throughputs (average bpd) (3)	152,469	143,476
Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	28,683	54,728
Refined products pipelines to Enterprise Systems	23,092	49,754
SALA Gathering System	16,998	16,672
East Texas Crude Logistics System	18,113	18,062

(1)	Excludes jet fuel and petroleum coke.

(2)
Throughputs for the three months ended March 31, 2018 are for the 31 days we marketed certain finished products produced at or sold from the Big Spring Refinery following the execution of the Big Spring Marketing Agreement, effective March 1, 2018, as defined in Note 3 to our accompanying condensed consolidated financial statements.

(3)
Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, our El Dorado and North Little Rock, Arkansas and our Memphis and Nashville, Tennessee terminals. Throughputs for the three months ended March 31, 2018 for the Big Spring terminal are for the 31 days we operated the terminal following its acquisition effective March 1, 2018. Barrels per day are calculated for only the days we operated each terminal. Total throughput barrels for the three months ended March 31, 2018 was 11.3 million barrels, which averaged 125,639 bpd for the 90 day period.

63 |

Management's Discussion and Analysis

Logistics Segment Operational Comparison of the Three Months Ended March 31, 2019 versus the Three Months Ended March 31, 2018
Net Revenues
Net revenues decreased by $15.4 million, or 9.2%, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•	decreases in the average volumes sold and in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 3.9 million gallons and 6.8 million gallons, respectively.

◦	the average sales prices per gallon of gasoline and diesel sold decreased $0.17 per gallon and $0.11 per gallon, respectively.
The decreases in the average sales prices per gallon of gasoline and diesel sold in west Texas were partially offset by the following:

•
net revenues generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition, which were effective March 1, 2018. Refer to Note 3 to our accompanying condensed consolidated financial statements for additional information about the agreements executed in connection with the Big Spring Logistic Assets Acquisition; and

Net revenues included $8.5 million and $6.1 million of net service fees paid by our refining segment to our logistics segment during the first quarter of 2019 and 2018, respectively. These service fees are based on the number of gallons sold and a fee for providing sales and customer support services. Net revenues also included sales of finished product, crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment, including revenues earned under the commercial agreements entered into in connection with the Big Spring Logistic Assets Acquisition. These revenues were $52.2 million and $54.3 million in the first quarter of 2019 and 2018, respectively. The logistics segment also sold $0.4 million and $1.2 million of RINs to the refining segment during the first quarter of 2019 and 2018, respectively. These intercompany sales and fees are eliminated in consolidation.

64 |

Management's Discussion and Analysis

Cost of Materials and Other
Cost of materials and other for the logistics segment decreased $22.7 million, or 19.1%, in the first quarter of 2019 compared to the first quarter of 2018. This decrease was primarily driven by the following:

•	decreases in the average volumes purchased and in the average cost per gallon of gasoline and diesel purchased in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel purchased decreased 3.9 million gallons and 6.8 million gallons, respectively.

◦	the average cost per gallon of gasoline and diesel purchased decreased $0.20 per gallon and $0.12 per gallon, respectively.
Our logistics segment purchased product from our refining segment of $79.5 million and $83.4 million for the three months ended March 31, 2019 and March 31, 2018, respectively. We eliminate these intercompany costs in consolidation.

Operating Expenses
Operating expenses increased by $3.5 million, or 27.8%, in the first quarter of 2019 compared to the first quarter of 2018, driven by the following:

•
higher operating costs associated with the logistics assets acquired in the Big Spring Logistic Assets Acquisition, including allocated employee costs and variable expenses such as utilities, due to operating the acquired assets for the entirety of the first quarter of 2019 compared to one month in the first quarter of 2018;

•	higher storage expenses associated with our tanks at the El Dorado refinery due to increased labor and other operational costs allocated to us; and

•	higher employee costs, including incentive and insurance costs, allocated to us as a result of an increase in allocated employee headcount.

Contribution Margin
Contribution margin increased by $3.8 million, or 10.5%, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•	increases in revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition.
The increases in revenue generated from these agreements were partially offset by the following:

•	decreases in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations.

65 |

Management's Discussion and Analysis

Retail Segment
The table below sets forth certain information concerning our retail segment operations (gross sales $ in millions):

	Three Months Ended March 31,
	2019	2018
Net revenues	$197.2	$209.6
Cost of materials and other	163.4	173.2
Operating expenses (excluding deprecation and amortization)	23.6	24.5
Contribution margin	$10.2	$11.9
Operating Information:
Number of stores (end of period)	281	298
Average number of stores	281	299
Retail fuel sales	$121.9	$128.9
Retail fuel sales (thousands of gallons)	53,890	53,699
Average retail gallons sold per average number of stores (in thousands)	199	185
Average retail sales price per gallon sold	$2.26	$2.40
Retail fuel margin ($ per gallon) (1)	$0.194	$0.189
Merchandise sales	$75.3	$80.5
Merchandise sales per average number of stores (in thousands)	$268	$269
Merchandise margin %	31.0%	30.2%

Three Months Ended March 31, 2019
Change in same-store fuel gallons sold	4.1%
Change in same-store merchandise sales	0.8%

(1)
Retail fuel margin represents gross margin on fuel sales in the retail segment, and is calculated as retail fuel sales revenue less retail fuel cost of sales. The retail fuel margin per gallon calculation is derived by dividing retail fuel margin by the total retail fuel gallons sold for the period.

66 |

Management's Discussion and Analysis

Retail Segment Operational Comparison of the Three Months Ended March 31, 2019 versus the Three Months Ended March 31, 2018
Net Revenues
Net revenues for the retail segment decreased by $12.4 million, or 5.9%, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•	total fuel sales were $121.9 million in the first quarter of 2019 compared to $129.1 million in the first quarter of 2018, attributable to the following:

◦	a $0.14 decrease in average price charged per gallon;

◦
a partially offsetting increase in total retail fuel gallons sold for the retail segment to 53,890 thousand gallons in the first quarter of 2019 compared to 53,699 thousand gallons in the first quarter of 2018, where there was a same-store sales growth in fuel volumes of 4.1%; and

◦	a decrease in volumes associated with the reduction in average number of stores period over period.

•
merchandise sales were $75.3 million in the first quarter of 2019 compared to $80.5 million in the first quarter of 2018 which included a same-store sales increase of 0.8% offset by the reduction in average number of stores period over period.

67 |

Management's Discussion and Analysis

Cost of Materials and Other
Cost of materials and other for the retail segment decreased by $9.8 million, or 5.7%, in the first quarter of 2019 compared to the first quarter of 2018, primarily driven by the following:

•	a decrease in average cost per gallon of $0.15 or 6.8% applied to fuel sales volumes that increased slightly period over period.
Our retail segment purchased finished product from our refining segment of $90.2 million and $96.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively. We eliminate this intercompany cost in consolidation.

Operating Expenses
Operating expenses for the retail segment decreased by $0.9 million, or 3.7% in the first quarter of 2019 compared to the first quarter of 2018. This decrease is primarily attributable to a decrease in wage costs associated with the reduction in the number of stores.

Contribution Margin
Contribution margin for the retail segment decreased by $1.7 million, a 14.3% decline in contribution margin percentage, in the first quarter of 2019 compared to the first of 2018, primarily driven by the following:

•	a decline in fuel revenues primarily attributable to the $0.14 decline in average price charged per gallon of retail fuel sold;

•	a decline in merchandise revenues largely attributable to the reduction in the number of average stores; and

•	partially offset by $0.005 per gallon improvement in the retail fuel margin and a 0.8% improvement in the retail merchandise margin.

68 |

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
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

	Three Months Ended March 31,
	2019	2018
Cash Flow Data:
Operating activities	$133.4	$(190.7)
Investing activities	(127.0)	(26.6)
Financing activities	(96.0)	293.4
Net (decrease) increase	$(89.6)	$76.1

Cash Flows from Operating Activities
Net cash provided by operating activities was $133.4 million for the three months ended March 31, 2019, compared to net cash used of $190.7 million for the comparable period of 2018. The increase in cash flows from operations was partially due to an increase in net income, which for the three months ended March 31, 2019 was $154.4 million, compared to a net loss of $25.5 million in the same period of 2018. Also contributing to the increase was a decrease in cash used to settle accounts payable and other current liabilities. Additionally, net income for the three months ended March 31, 2019 included a non-cash expense for deferred income taxes of $10.9 million compared to a benefit of $69.1 million in the prior year. This increase was partially offset by decreases in cash received on accounts receivable and increases in fair value of derivatives.
Cash Flows from Investing Activities
Net cash used in investing activities was $127.0 million for the first three months of 2019, compared to $26.6 million in the comparable period of 2018. The increase in cash flows used in investing activities was primarily due to an increase in cash purchases of property, plant and equipment and capital expenditures related to turnaround activities, which increased from $71.0 million in 2018, to $124.0 million in 2019, and a $4.8 million equity method investment contribution in the current year. Partially offsetting this increase was the sale of discontinued operations in 2018, for which we received proceeds of $39.7 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $96.0 million for the three months ended March 31, 2019, compared to net cash provided of $293.4 million in the comparable 2018 period. The decrease in net cash provided by financing activities was partially due to the decrease in net proceeds received from long-term revolvers due to completion of the Refinancing transaction as well as the additional borrowings used to fund the Big Spring Logistic Assets Acquisition during the three months ended March 31, 2018. We received net proceeds from long-term revolvers of $4.5 million during the three months ended March 31, 2019 compared to net proceeds of $469.8 million in the comparable 2018 period. Partially offsetting this decrease was a decrease in repurchase of common stock to $46.2 million for the three months ended March 31, 2019 compared to $95.3 million in the comparable 2018 period, as well as a decrease in repayments of product financing arrangements to $9 million for the three months ended March 31, 2019 compared to $72.4 million in the comparable 2018 period.
Cash Position and Indebtedness
As of March 31, 2019, our total cash and cash equivalents were $989.7 million and we had total indebtedness of approximately $1,761.1 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $862.4 million and we had letters of credit issued of approximately $226.4 million. We believe we were in compliance with our covenants in all debt facilities as of March 31, 2019. See Note 10 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information about our separate revolving credit facilities.

69 |

Management's Discussion and Analysis

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the three months ended March 31, 2019 were $128.4 million, of which approximately $81.7 million was spent in our refining segment, $0.9 million in our logistics segment, $5.1 million in our retail segment and $5.1 million at the holding company level. The following table summarizes our actual capital expenditures for the three months ended March 31, 2019 and planned capital expenditures for the full year 2019 by operating segment and major category (in millions):

	Full Year 2019 Forecast	Three Months Ended March 31, 2019
Refining:
Sustaining maintenance, including turnaround activities	$118.6	$42.8
Regulatory	68.4	10.0
Discretionary projects	35.6	28.9
Refining segment total	222.6	81.7
Logistics:
Regulatory	5.3	0.1
Sustaining maintenance	6.5	0.4
Discretionary projects	0.4	0.4
Logistics segment total	12.2	0.9
Retail:
Regulatory	—	—
Sustaining maintenance	1.8	1.2
Discretionary projects	15.8	3.9
Retail segment total	17.6	5.1
Other:
Regulatory	2.3	—
Sustaining maintenance	3.1	(0.2)
Discretionary projects	136.3	40.9
Other total	141.7	40.7
Total capital spending	$394.1	$128.4

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

70 |

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
Price Risk Management Activities
At times, we enter into the following instruments/transactions in order to manage our market-indexed pricing risk: commodity derivative contracts which we use to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production; and future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs obligations and meet the definition of derivative instruments under ASC 815, Derivatives and Hedging ("ASC 815"). In accordance with ASC 815, all of these commodity contracts and future purchase commitments are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our condensed consolidated financial statements. Occasionally, at inception, the Company will elect to designate the commodity derivative contracts as cash flow hedges under ASC 815. Gains or losses on commodity derivative contracts accounted for as cash flow hedges are recognized in other comprehensive income on the condensed consolidated balance sheets and, ultimately, when the forecasted transactions are completed, in net revenues or cost of materials and other in the condensed consolidated statements of income.
The following table sets forth information relating to our open commodity derivative contracts as of March 31, 2019 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2019	2020	2021
Contracts not designated as hedging instruments:
Crude oil price swaps - long(1)	$29.6	16,350,000	13,470,000	2,880,000	—
Crude oil price swaps - short(1)	(27.2)	16,467,000	12,287,000	4,180,000	—
Inventory, refined product and crack spread swaps - long(1)	13.0	9,578,000	7,671,000	1,667,000	240,000
Inventory, refined product and crack spread swaps - short(1)	(25.6)	14,637,000	13,110,000	1,187,000	340,000
RIN commitment contracts - long(2)	1.0	117,025,000	—	—	—
RIN commitment contracts - short(2)	(0.3)	139,000,000	—	—	—
Total	$(9.5)	313,057,000	46,538,000	9,914,000	580,000
Contracts designated as cash flow hedging instruments:
Crude oil price swaps - long(1)	$49.2	8,793,000	8,793,000	—	—
Crude oil price swaps - short(1)	—	—	—	—	—
Inventory, refined product and crack spread swaps - long(1)	—	—	—	—	—
Inventory, refined product and crack spread swaps - short(1)	0.9	300,000	—	300,000	—
Total	$50.1	9,093,000	8,793,000	300,000	—
(1)Volume in barrels
(2)Volume in RINs

71 |

Management's Discussion and Analysis

Interest Risk Management Activities
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $1,454.2 million as of March 31, 2019. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt as of March 31, 2019 would be to change interest expense by approximately $14.5 million.
Commodity Derivatives Trading Activities
In the first half of 2018, we began entering into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, and futures contracts. These contracts are classified as held for trading and are recognized at fair value with changes in fair value recognized in the income statement. Trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts had remaining durations of less than one year as of March 31, 2019.
The following table sets forth information relating to commodity derivative contracts held for trading purposes as of March 31, 2019:

Contract Description	Less than 1 year
Over the counter forward sales contracts
Notional contract volume (1)	1,030,899
Weighted-average market price (per barrel)	$49.80
Contractual volume at fair value (in millions)	$51.3
Over the counter forward purchase contracts
Notional contract volume (1)	684,834
Weighted-average market price (per barrel)	$49.67
Contractual volume at fair value (in millions)	$34.0

(1)	Volume in barrels

72 |

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
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

73 |

Legal Proceedings, Risk Factors, Unregistered Sales of Equity Securities and Other Information

Part II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 13 to our accompanying condensed consolidated financial statements, which is incorporated by reference in this Item1, for additional information. Aside from the disclosure in Note 13, there have been no material developments to the proceedings previously reported in our Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended March 31, 2019 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act (inclusive of all purchases that have settled as of March 31, 2019):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2019	—	$—	—	$409,722,408
February 1 - February 28, 2019	155,457	37.11	155,457	403,953,220
March 1 - March 31, 2019	1,136,187	35.54	1,136,187	$363,568,989
Total	1,291,644	35.73	1,291,644	N/A

ITEM 5. OTHER INFORMATION
Dividend Declaration
On April 30, 2019, our Board of Directors voted to declare a quarterly cash dividend of $0.28 per share of our common stock, payable on June 3, 2019 to shareholders of record on May 20, 2019.

74 |

Exhibits

ITEM 6. EXHIBITS

Exhibit No.		Description
3.1	#	Amended and Restated Certificate of Incorporation.
10.1	~#	Amendment to Second Amended and Restated Supply and Offtake Agreement dated February 1, 2015 by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company.
10.2	~#	Amendment to Second Amended and Restated Master Supply and Offtake Agreement dated February 27, 2017 among J. Aron & Company, Lion Oil Company, and Lion Oil Trading & Transportation, LLC.
31.1	#	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	#	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	##	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and 2018 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three ended March 31, 2019 and 2018 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

#	Filed herewith
##	Furnished herewith
~	Certain confidential information contained in these exhibits has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

75 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chairman), President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 8, 2019

76 |