Form 10-K/A
period 2018-12-31
Delek US Holdings, Inc.
filed 2019-06-27
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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
(615) 771-6701
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.01 par value	DK	New York Stock Exchange
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

Explanatory Note
Delek US Holdings, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to its Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 1, 2019 (the “Form 10-K”), to revise Ernst & Young LLP's reports on the Company's consolidated financial statements and internal control over financial reporting.
The report on the financial statements has been revised to remove a reference to "the financial statement schedule listed in the Index at Item 15(a)", which was not included on the Form 10-K as it was not required. Additionally, the language included in the report on the financial statements under the paragraph titled "Basis for Opinion" has also been revised to remove the reference to the schedule. No change has been made to Ernst & Young LLP’s opinion that the financial statements of Delek US Holdings, Inc. present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
The report on internal control over financial reporting has been revised to remove the reference to the financial statement schedule cited in the above paragraph. No change has been made to Ernst & Young LLP’s opinion that Delek US Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") criteria.
Additionally, we have updated Item 15(a), the index to the financial statements and other language as applicable to remove references to the financial statement schedule. No other changes have been made to any of the disclosures in the Form 10-K.  This Amendment No. 1 refers to the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K, except as set forth above.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

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

Business and Properties

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

Business and Properties

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

Business and Properties

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

Financial Statements

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Certain Documents Filed as Part of this Annual Report on Form 10-K:

1.	Financial Statements. The accompanying Index to Financial Statements on page F-1 of this Annual Report on Form 10-K is provided in response to this item.

2.
List of Financial Statement Schedules. All schedules are omitted because the required information is either not present, not present in material amounts, included within the Consolidated Financial Statements or is not applicable.

3.	Exhibits - See below.

Financial Statements

EXHIBIT INDEX

Exhibit No.		Description
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

Financial Statements

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

Financial Statements

10.21(b)	~+	Fourth Amendment to Second Amended and Restated Supply and Offtake Agreement by and between Alon USA, LP and J. Aron & Company dated February 1, 2015.
10.22	++
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

Financial Statements

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

10.38	* +	Executive Employment Agreement, effective August 6, 2018, by and between Delek US, Energy, Inc. and Louis LaBella.
21.1	+	Subsidiaries of the Registrant
23.1	+	Consent of Ernst & Young LLP
31.1	#	Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
31.2	#	Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
32.1	##	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

+	Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the United States Securities and Exchange Commission on March 1, 2019.

Financial Statements

Delek US Holdings, Inc.
Consolidated Financial Statements
As of December 31, 2018 and 2017 and
For Each of the Three Years Ended December 31, 2018, 2017 and 2016

Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Delek US Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes of the Company, and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

Dated: June 26, 2019