Form 10-Q
period 2019-06-30
Delek US Holdings, Inc.
filed 2019-08-08
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-38142
DELEK US HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware			35-2581557
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

7102 Commerce Way	Brentwood	Tennessee	37027
(Address of principal executive offices)			(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	DK	New York Stock Exchange
At August 2, 2019, there were 75,335,208 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents

Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2019

2 |

Financial Statements

Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$951.4	$1,079.3
Accounts receivable, net	847.4	514.4
Accounts receivable from related parties	4.2	—
Inventories, net of inventory valuation reserves	891.6	690.9
Other current assets	92.7	135.7
Total current assets	2,787.3	2,420.3
Property, plant and equipment:
Property, plant and equipment	3,201.1	2,999.6
Less: accumulated depreciation	(896.1)	(804.7)
Property, plant and equipment, net	2,305.0	2,194.9
Operating lease right-of-use assets	199.2	—
Goodwill	856.6	857.8
Other intangibles, net	93.5	104.4
Equity method investments	273.6	130.3
Other non-current assets	58.0	52.9
Total assets	$6,573.2	$5,760.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,336.6	$1,009.7
Accounts payable to related parties	3.5	1.5
Current portion of long-term debt	64.4	32.0
Obligation under Supply and Offtake Agreements	257.7	312.6
Current portion of operating lease liabilities	45.7	—
Accrued expenses and other current liabilities	350.8	307.7
Total current liabilities	2,058.7	1,663.5
Non-current liabilities:
Long-term debt, net of current portion	1,852.3	1,751.3
Obligation under Supply and Offtake Agreements	122.8	49.6
Environmental liabilities, net of current portion	138.6	139.5
Asset retirement obligations	72.6	75.5
Deferred tax liabilities	229.2	210.2
Operating lease liabilities, net of current portion	155.6	—
Other non-current liabilities	57.2	62.9
Total non-current liabilities	2,628.3	2,289.0
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 90,861,698 shares and 90,478,075 shares issued at June 30, 2019 and December 31, 2018, respectively	0.9	0.9
Additional paid-in capital	1,140.3	1,135.4
Accumulated other comprehensive income	26.3	28.6
Treasury stock, 15,416,502 shares and 12,477,780 shares, at cost, as of June 30, 2019 and December 31, 2018, respectively	(618.9)	(514.1)
Retained earnings	1,165.9	981.8
Non-controlling interests in subsidiaries	171.7	175.5
Total stockholders’ equity	1,886.2	1,808.1
Total liabilities and stockholders’ equity	$6,573.2	$5,760.6

See accompanying notes to condensed consolidated financial statements

3 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except share and per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018 (1)	2019	2018 (1),(2)
Net revenues	$2,480.3	$2,636.9	$4,680.2	$4,990.1
Cost of sales:
Cost of materials and other	2,067.7	2,250.2	3,767.1	4,293.0
Operating expenses (excluding depreciation and amortization presented below)	135.8	131.4	276.7	264.3
Depreciation and amortization	42.6	40.4	81.9	78.2
Total cost of sales	2,246.1	2,422.0	4,125.7	4,635.5
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	26.5	26.1	52.3	51.3
General and administrative expenses	69.5	52.9	131.7	118.1
Depreciation and amortization	7.5	8.8	15.0	19.0
Other operating income, net	(3.6)	(8.0)	(1.2)	(7.7)
Total operating costs and expenses	2,346.0	2,501.8	4,323.5	4,816.2
Operating income	134.3	135.1	356.7	173.9
Interest expense	32.8	31.5	61.5	64.0
Interest income	(3.3)	(0.9)	(5.8)	(1.6)
Income from equity method investments	(9.3)	(2.9)	(11.9)	(2.9)
Gain on sale of business	—	(13.2)	—	(13.2)
Impairment loss on assets held for sale	—	—	—	27.5
Loss on extinguishment of debt	—	—	—	9.0
Other expense (income), net	4.9	0.3	3.5	(0.4)
Total non-operating expenses, net	25.1	14.8	47.3	82.4
Income from continuing operations before income tax expense	109.2	120.3	309.4	91.5
Income tax expense	24.6	32.8	70.4	21.3
Income from continuing operations, net of tax	84.6	87.5	239.0	70.2
Discontinued operations:
Loss from discontinued operations, including loss on sale of discontinued operations	(1.0)	(1.0)	(1.0)	(11.5)
Income tax benefit	(0.2)	(0.2)	(0.2)	(2.5)
Loss from discontinued operations, net of tax	(0.8)	(0.8)	(0.8)	(9.0)
Net income	83.8	86.7	238.2	61.2
Net income attributed to non-controlling interests	6.5	7.6	11.6	22.5
Net income attributable to Delek	$77.3	$79.1	$226.6	$38.7
Basic income (loss) per share:
Income from continuing operations	$1.02	$0.95	$2.95	$0.67
Loss from discontinued operations	(0.01)	$(0.01)	(0.01)	(0.21)
Total basic income per share	$1.01	$0.94	$2.94	$0.46
Diluted income (loss) per share:
Income from continuing operations	$1.01	$0.90	$2.92	$0.65
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.20)
Total diluted income per share	$1.00	$0.89	$2.91	$0.45
Dividends declared per common share outstanding	$0.28	$0.25	$0.55	$0.45

(1)
Net revenues and cost of materials and other for the three and six months ended June 30, 2018 reflect a correction of an intercompany elimination which resulted in an increase in those accounts of $73.4 million not previously reflected on the unaudited consolidated financial statements in our June 30, 2018 Quarterly Report on Form 10-Q filed on August 9, 2018. Such amounts are not considered material to the financial statements and had no impact to operating income or net income for those periods. See Note 23 to our annual audited consolidated financial statements included in Part II, Item 8 of our 2018 Annual Report on Form 10-K, as amended and filed on June 27, 2019, for further discussion.

(2)
Income tax expense for the six months ended June 30, 2018 reflects a correction made in our 2018 Annual Report on Form 10-K (as originally filed on March 1, 2019) to record additional deferred tax expense totaling $5.5 million related to the recognition of a valuation allowance on deferred tax assets recognized in connection with the Big Spring Logistic Assets Acquisition (see Note 5) not previously reported in our June 30, 2018 Quarterly Report on Form 10-Q filed on August 09, 2018. Such amount is not considered material to the financial statements or the trend of earnings for that period. See Note 23 to our annual audited consolidated financial statements included in Part II, Item 8 of our 2018 Annual Report on Form 10-K, as amended and filed on June 27, 2019, for further discussion.

See accompanying notes to condensed consolidated financial statements

4 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to Delek	$77.3	$79.1	$226.6	$38.7
Other comprehensive income (loss):
Commodity contracts designated as cash flow hedges:
Unrealized losses	(31.3)	(74.7)	(37.3)	(72.0)
Realized losses reclassified to cost of materials and other	14.8	8.8	33.9	8.8
Net losses related to commodity cash flow hedges	(16.5)	(65.9)	(3.4)	(63.2)
Income tax benefit	3.5	13.9	0.7	13.3
Net comprehensive loss on commodity contracts designated as cash flow hedges	(13.0)	(52.0)	(2.7)	(49.9)

Interest rate contracts designated as cash flow hedges:
Unrealized losses	—	—	—	(1.3)
Realized losses reclassified to interest expense	—	—	—	0.7
Net losses related to interest rate cash flow hedges	—	—	—	(0.6)
Income tax benefit	—	—	—	0.1
Net comprehensive loss on interest rate contracts designated as cash flow hedges	—	—	—	(0.5)

Foreign currency translation (loss) gain, net of taxes	(0.1)	(0.2)	0.1	(0.6)

Postretirement benefit plans:
Unrealized gain arising during the year related to:
Net actuarial gain	—	—	—	0.2
Gain reclassified to earnings:
Recognized due to curtailment and settlement	—	—	—	(0.1)
Amortization of net actuarial loss	0.2	—	0.4	—
Increase related to postretirement benefit plans, net	0.2	—	0.4	0.1
Income tax expense	(0.1)	—	(0.1)	—
Net comprehensive income on postretirement benefit plans, net of taxes	0.1	—	0.3	0.1
Total other comprehensive loss	(13.0)	(52.2)	(2.3)	(50.9)
Comprehensive income (loss) attributable to Delek	$64.3	$26.9	$224.3	$(12.2)

See accompanying notes to condensed consolidated financial statements

5 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share and per share data)

		Three Months Ended June 30, 2019
		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	March 31, 2019	90,722,641	$0.9	$1,135.5	$39.3	$1,110.1	(13,769,424)	$(560.3)	$173.0	$1,898.5
Net income		—	—	—	—	77.3	—	—	6.5	83.8
Other comprehensive loss related to commodity contracts, net		—	—	—	(13.0)	—	—	—	—	(13.0)
Other comprehensive income related to postretirement benefit plans, net		—	—	—	0.1	—	—	—	—	0.1
Foreign currency translation loss, net		—	—	—	(0.1)	—	—	—	—	(0.1)
Common stock dividends ($0.28 per share)		—	—	—	—	(21.5)	—	—	—	(21.5)
Distributions to non-controlling interests		—	—	—	—	—	—	—	(7.9)	(7.9)
Equity-based compensation expense		—	—	6.7	—	—	—	—	0.1	6.8
Repurchase of common stock		—	—	—	—	—	(1,647,078)	(58.6)	—	(58.6)
Taxes paid due to the net settlement of equity-based compensation		—	—	(2.4)	—	—	—	—	—	(2.4)
Exercise of equity-based awards		139,057	—	—	—	—	—	—	—	—
Other		—	—	0.5	—		—	—	—	0.5
Balance at	June 30, 2019	90,861,698	$0.9	$1,140.3	$26.3	$1,165.9	(15,416,502)	$(618.9)	$171.7	$1,886.2

6 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (Continued)
(In millions, except share and per share data)

		Three Months Ended June 30, 2018
		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	March 31, 2018	87,305,668	$0.9	$1,043.3	$10.0	$664.3	(3,332,555)	$(120.3)	$176.1	$1,774.3
Net income		—	—	—	—	79.1	—	—	7.6	86.7
Other comprehensive loss related to commodity contracts, net		—	—	—	(52.0)	—	—	—	—	(52.0)
Other comprehensive loss related to interest rate contracts, net		—	—	—	—	—	—	—	—	—
Foreign currency translation loss, net		—	—	—	(0.2)	—	—	—	—	(0.2)
Common stock dividends ($0.25 per share)		—	—	—	—	(20.8)	—	—	—	(20.8)
Distribution to non-controlling interest		—	—	—	—	—	—	—	(7.2)	(7.2)
Equity-based compensation expense		—	—	5.6	—	—	—	—	—	5.6
Repurchase of common stock		—	—	—	—	—	(371,271)	(20.0)	—	(20.0)
Taxes paid due to the net settlement of equity-based compensation		—	—	(7.0)	—	—	—	—	—	(7.0)
Exercise of equity-based awards		324,658	—	—	—	—	—	—	—	—
Other		789	—	(0.1)	(0.2)	0.2	—	—	—	(0.1)
Balance at	June 30, 2018	87,631,115	$0.9	$1,041.8	$(42.4)	$722.8	(3,703,826)	$(140.3)	$176.5	$1,759.3

7 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share and per share data)

		Six Months Ended June 30, 2019
		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	December 31, 2018	90,478,075	$0.9	$1,135.4	$28.6	$981.8	(12,477,780)	$(514.1)	$175.5	$1,808.1
Net income		—	—	—	—	226.6	—	—	11.6	238.2
Other comprehensive loss related to commodity contracts, net		—	—	—	(2.7)	—	—	—	—	(2.7)
Other comprehensive income related to postretirement benefit plans, net		—	—	—	0.3	—	—	—	—	0.3
Foreign currency translation gain, net		—	—	—	0.1	—	—	—	—	0.1
Common stock dividends ($0.55 per share)		—	—	—	—	(42.5)	—	—	—	(42.5)
Distributions to non-controlling interests		—	—	—	—	—	—	—	(15.6)	(15.6)
Equity-based compensation expense		—	—	11.6	—	—	—	—	0.2	11.8
Repurchase of common stock		—	—	—	—	—	(2,938,722)	(104.8)	—	(104.8)
Taxes paid due to the net settlement of equity-based compensation		—	—	(6.9)	—	—	—	—	—	(6.9)
Exercise of equity-based awards		383,623	—	—	—	—	—	—	—	—
Other		—	—	0.2	—	—	—	—	—	0.2
Balance at	June 30, 2019	90,861,698	$0.9	$1,140.3	$26.3	$1,165.9	(15,416,502)	$(618.9)	$171.7	$1,886.2

8 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (Continued)
(In millions, except share and per share data)

		Six Months Ended June 30, 2018
		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	December 31, 2017	81,533,548	$0.8	$900.1	$6.9	$767.8	(762,623)	$(25.0)	$313.6	$1,964.2
Net income		—	—	—	—	38.7	—	—	22.5	61.2
Other comprehensive loss related to commodity contracts, net		—	—	—	(49.9)	—	—	—	—	(49.9)
Other comprehensive income related to postretirement benefit plans, net		—	—	—	0.1	—	—	—	—	0.1
Other comprehensive loss related to interest rate contracts, net		—	—	—	(0.4)	—	—	—	—	(0.4)
Foreign currency translation loss, net		—	—	—	(0.6)	—	—	—	—	(0.6)
Common stock dividends ($0.45 per share)		—	—	—	—	(37.8)	—	—	—	(37.8)
Distribution to non-controlling interest		—	—	—	—	—	—	—	(14.1)	(14.1)
Equity-based compensation expense		—	—	10.2	—	—	—	—	0.2	10.4
Issuance of stock for non-controlling interest repurchase, net of tax		5,649,373	0.1	140.4	—	—	—	—	(127.0)	13.5
De-recognition of non-controlling interest		—	—	—	—	—	—	—	(18.7)	(18.7)
Reclassification for stranded tax effects resulting from the the Tax Reform Act (see Note 14)		—	—	—	1.6	(1.6)	—	—	—	—
Cumulative effect of adopting accounting principle regarding income tax effect of intra-equity transfers		—	—	—	—	(44.4)	—	—	—	(44.4)
Repurchase of common stock		—	—	—	—	—	(2,941,203)	(115.3)	—	(115.3)
Taxes paid due to the net settlement of equity-based compensation		—	—	(8.8)	—	—	—	—	—	(8.8)
Exercise of equity-based awards		447,405	—	—	—	—	—	—	—	—
Other		789	—	(0.1)	(0.1)	0.1	—	—	—	(0.1)
Balance at	June 30, 2018	87,631,115	$0.9	$1,041.8	$(42.4)	$722.8	(3,703,826)	$(140.3)	$176.5	$1,759.3

See accompanying notes to condensed consolidated financial statements

9 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$238.2	$61.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	96.9	97.2
Amortization of deferred financing costs and debt discount	3.2	4.8
Non-cash lease expense	16.5	—
Accretion of environmental liabilities and asset retirement obligations	1.4	1.8
Amortization of unfavorable contract liability	—	(2.2)
Deferred income taxes	16.0	(65.3)
Income from equity method investments	(11.9)	(2.9)
Dividends from equity method investments	4.2	2.3
Loss on disposal of assets	3.6	1.3
Loss on extinguishment of debt	—	9.0
Gain on sale of business	—	(13.2)
Impairment of assets held for sale	—	27.5
Equity-based compensation expense	11.8	10.4
Income tax benefit of equity-based compensation	(1.7)	—
Loss from discontinued operations	0.8	9.0
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(332.6)	(177.7)
Inventories and other current assets	(192.5)	(46.2)
Fair value of derivatives	22.3	(112.6)
Accounts payable and other current liabilities	349.5	43.6
Obligation under Supply and Offtake Agreement	18.3	24.7
Non-current assets and liabilities, net	(8.6)	6.5
Cash provided by (used in) operating activities - continuing operations	235.4	(120.8)
Cash used in operating activities - discontinued operations	—	(15.6)
Net cash provided by (used in) operating activities	235.4	(136.4)
Cash flows from investing activities:
Equity method investment contributions	(136.4)	(0.2)
Distributions from equity method investments	0.8	0.7
Purchases of property, plant and equipment	(199.9)	(142.5)
Purchase of intangible assets	—	(0.5)
Proceeds from sale of property, plant and equipment	0.3	0.3
Proceeds from sale of retail stores	5.8	—
Proceeds from sale of business	—	110.8
Proceeds from sales of discontinued operations	—	39.7
Cash (used in) provided by investing activities - continuing operations	(329.4)	8.3
Cash provided by investing activities - discontinued operations	—	5.5
Net cash (used in) provided by investing activities	(329.4)	13.8
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(In millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Proceeds from long-term revolvers	$987.5	$1,569.6
Payments on long-term revolvers	(1,072.5)	(1,017.6)
Proceeds from term debt	246.7	690.6
Payments on term debt	(29.1)	(672.9)
Proceeds from product financing agreements	19.8	—
Repayments of product financing agreements	(15.6)	(72.4)
Taxes paid due to the net settlement of equity-based compensation	(6.9)	(8.8)
Repurchase of common stock	(104.8)	(115.3)
Distribution to non-controlling interest	(15.6)	(14.1)
Dividends paid	(42.5)	(37.8)
Deferred financing costs paid	(0.9)	(7.8)
Cash (used in) provided by financing activities - continuing operations	(33.9)	313.5
Cash used in financing activities - discontinued operations	—	—
Net cash (used in) provided by financing activities	(33.9)	313.5
Net (decrease) increase in cash and cash equivalents	(127.9)	190.9
Cash and cash equivalents at the beginning of the period	1,079.3	941.9
Cash and cash equivalents of continuing operations at the end of the period	$951.4	$1,132.8

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.7 million and $0.4 million in the 2019 and 2018 periods, respectively	$60.4	$62.7
Income taxes	$66.1	$5.7
Non-cash investing activities:
Common stock issued in connection with the buyout of Alon Partnership non-controlling interest	$—	$127.0
Increase (decrease) in accrued capital expenditures	$14.5	$(17.9)
Non-cash financing activities:
Non-cash lease liability arising from recognition of right of use assets upon adoption of ASU 2016-02	$211.0	$—
Non-cash lease liability arising from obtaining right of use assets during the period	$8.1	$—

See accompanying notes to condensed consolidated financial statements

10 |

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
Our condensed consolidated financial statements include the accounts of Delek and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited consolidated financial statements included in our Annual Report on Form 10-K as amended and filed with the Securities and Exchange Commission ("SEC") on June 27, 2019 (the "Annual Report on Form 10-K") and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K.
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
Reclassifications
Certain prior period amounts have been reclassified in order to conform to the current period presentation. Additionally, certain changes to presentation of the prior period statements of income have been made in order to conform to the current period presentation, primarily relating to the addition of a subtotal entitled 'cost of sales' which includes all costs directly attributable to the generation of the related revenue, as defined by GAAP, and the retitling of what was previously referred to as 'cost of goods sold' to 'cost of materials and other'. In connection with this change in presentation, we revised our related accounting policy, as presented in our 2018 Annual Report on Form 10-K.

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

New Accounting Pronouncements Adopted During 2019
Accounting Standards Update ("ASU") 2016-02, Leases
In February 2016, the Financial Accounting Standards Board (the "FASB") issued guidance that requires the recognition of a lease liability and a right-of-use asset, initially measured at the present value of the lease payments, in the statement of financial condition for all leases with terms longer than one year. The guidance was subsequently amended to consider the impact of practical expedients and provide additional clarifications. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the new lease standard on January 1, 2019. We elected the package of practical expedients which, among other things, allows us to carry forward the historical lease classification. For certain lease classes, we have elected the practical expedient not to separate lease and non-lease components, which allows us to combine the components if certain criteria are met. Further, we elected the optional transition method, which allows us to recognize a cumulative-effect adjustment to the opening balance sheet of retained earnings at the date of adoption and to not recast our comparative periods. We have not elected the hindsight practical expedient, which would have allowed us to use hindsight in determining the reasonably certain lease term. The adoption of the lease accounting guidance had no impact on January 1, 2019 retained earnings and resulted in the recognition of a $211.0 million lease liability and a corresponding right-of-use asset on our consolidated balance sheet. The adoption did not have a material impact on our consolidated income statement. See Note 20 for further information.
ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued guidance to better align financial reporting for hedging activities with the economic objectives of those activities for both financial (e.g., interest rate) and commodity risks. The guidance was intended to create more transparency in the presentation of financial results, both on the face of the financial statements and in the footnotes, and simplify the application of hedge accounting guidance. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Companies are required to apply the guidance on a modified retrospective transition method in which the cumulative effect of the change is recognized within equity in the consolidated balance sheet as of the date of adoption. We adopted this guidance on January 1, 2019 and the adoption did not have a material impact on our business, financial condition or results of operations. See Note 11 for further information.
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

12 |

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
In connection with the Delek/Alon Merger, Alon, New Delek and U.S. Bank National Association, as trustee (the “Trustee”) entered into a First Supplemental Indenture (the “Supplemental Indenture”), effective as of July 1, 2017, which provided for Alon's 3.00% Convertible Senior Notes due 2018, which were previously convertible into Alon Common Stock, to thereafter be convertible into New Delek Common Stock based on the exchange rate applied in the Delek/Alon Merger (the “Convertible Notes”). Additionally, in connection with the Convertible Notes, Alon also entered into equity instruments, including call options (the "Call Options") and warrants (the "Warrants"), designed, in combination, to hedge a portion of the risk associated with the potential exercise of the conversion feature of the Convertible Notes and to mitigate the dilutive effect of such potential conversion. These instruments were also exchanged in connection with the Delek/Alon Merger into instruments that were indexed to New Delek Common Stock. See Note 10 for further discussion of these instruments and subsequent activity.
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
The final allocation of the aggregate purchase price (which was finalized as of June 30, 2018) is summarized as follows (in millions), and is inclusive of our discontinued Paramount and Long Beach, California refinery and California renewable fuels facility operations (collectively, the "California Discontinued Entities," discussed in Note 7):

Delek common stock issued	19,250,795
Ending price per share of Delek Common Stock immediately before the Effective Time	$26.44
Total value of common stock consideration		$509.0
Additional consideration (1)		21.7
Fair value of Delek's pre-existing equity method investment in Alon (2)		449.0
		979.7
Less: Fair value of net assets acquired		109.0
Goodwill (excess of purchase price over fair value of net assets acquired)		$870.7

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
Operations that are not specifically included in the reportable segments are included in corporate, other and eliminations, which consist of the following: our corporate activities; results of certain immaterial operating segments, including our Canadian crude trading operations (as discussed in Note 11); Alon's asphalt terminal operations acquired as part of the Delek/Alon Merger and subsequently substantially disposed in the second quarter of 2018 (see Note 7 for further discussion); the California Discontinued Entities which were acquired as part of the Delek/Alon Merger and subsequently disposed over the first seven months of 2018 (see Note 7 for further discussion); and intercompany eliminations.

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd") as of June 30, 2019, including the 75,000 bpd Tyler, Texas refinery (the "Tyler refinery"), the 80,000 bpd El Dorado, Arkansas refinery (the "El Dorado refinery"), the 73,000 bpd Big Spring, Texas refinery (the "Big Spring refinery"), and the 74,000 bpd Krotz Springs, Louisiana refinery (the "Krotz Springs refinery"), as well as a non-operating refinery located in Bakersfield, California. The refining segment also owns and operates two biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas and Cleburn, Texas. The refining segment's petroleum-based products are marketed primarily in the south central, southwestern and western regions of the United States, and the refining segment also ships and sells gasoline into wholesale markets in the southern and eastern United States. Motor fuels are sold under the Alon or Delek brand through various terminals to supply Alon or Delek branded retail sites. In addition, we sell motor fuels through our wholesale distribution network on an unbranded basis.
Our refining segment has service agreements with our logistics segment, which, among other things, requires the refining segment to pay service fees based on the number of gallons sold and to share a portion of the margin achieved in return for providing marketing, sales and customer services at the Tyler refinery, and effective March 1, 2018, at the Big Spring refinery (see Note 5 for further discussion regarding the Big Spring marketing agreement). These intercompany transaction fees in regards to the Tyler refinery were $5.1 million and $9.9 million during the three and six months ended June 30, 2019, respectively, and $5.5 million and $10.5 million during the three and six months ended June 30, 2018, respectively. The intercompany transaction fees in regards to the Big Spring refinery were $3.4 million and $7.0 million for the three and six months ended June 30, 2019, respectively, and $3.2 million and $4.3 million for the three and six months ended June 30, 2018, respectively. Additionally, the refining segment purchases finished product and pays crude transportation, terminalling and storage fees to the logistics segment for the utilization of pipeline, terminal and storage assets, including, effective March 1, 2018, those related to the Big Spring Logistic Assets Acquisition discussed further in Note 5. These costs and fees were $52.2 million and $104.4 million during the three and six months ended June 30, 2019, respectively, and $43.6 million and $97.9 million during the three and six months ended June 30, 2018, respectively. The logistics segment also sold $0.4 million and $0.8 million of renewable identification numbers ("RINs") to the refining segment during the three and six months ended June 30, 2019, respectively, and $0.7 million and $2.0 million during the three and six months ended June 30, 2018, respectively. The refining segment recorded refined product sales revenues from the retail segment of $101.7 million and $191.9 million during the three and six months ended June 30, 2019, respectively, and $118.9 million and $218.4 million during the three and six months ended June 30, 2018, respectively. The refining segment includes refined product sales revenues from our logistics segment of $73.2 million and $152.6 million during the three and six months ended June 30, 2019, respectively, and $99.5 million and $181.8 million during the three and six months ended June 30, 2018, respectively. The refining segment also includes sales revenues of $40.4 million and $55.4 million from sales of asphalt and refined product to entities included in corporate, other and eliminations during the three and six months ended June 30, 2019, respectively, and $7.7 million and $11.1 million during the three and six months ended June 30, 2018.
Our logistics segment owns and operates crude oil and refined products logistics and marketing assets. The logistics segment generates revenue by charging fees for gathering, transporting and storing crude oil and for marketing, distributing, transporting and storing intermediate and refined products in select regions of the southeastern United States and west Texas for our refining segment and third parties, and sales of wholesale products in the west Texas market. The logistics segment is currently managing a long-term capital project on our behalf for the construction of a gathering system in the Permian Basin. Pursuant to the agreement(s) governing these services, the logistics segment received management fees of $1.1 million and $2.8 million during the three and six months ended June 30, 2019, respectively, from corporate for the management of this project. The logistics segment incurs some of the costs in connection with the construction of the assets and is subsequently reimbursed by corporate.
Our retail segment consists of approximately 263 owned and leased convenience store sites as of June 30, 2019, located primarily in central and west Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel primarily under the Alon or Delek brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination require the removal of all 7-Eleven branding on a store-by-store basis by the earlier of December 31, 2021 or the date upon which our last 7-Eleven store is de-identified or closed. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed at such convenience store sites pursuant to the termination. In connection with certain strategic initiatives, we closed or sold 20 under-performing or non-strategic store locations during the six months ended June 30, 2019. As a result of these transactions, we expect to receive total proceeds of $9.9 million, of which $5.8 million was received in the six months ended June 30, 2019, and recognized gains of a nominal amount and $2.1 million during the three and six months ended June 30, 2019,

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

respectively, which are included in other operating income, net in the accompanying condensed consolidated statements of income. We wrote-off goodwill associated with these retail stores of $1.2 million in the three and six months ended June 30, 2019.
All inter-segment transactions have been eliminated in consolidation.
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended June 30, 2019
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and sales)	$2,152.5	$93.1	$224.5	$10.2	$2,480.3
Intercompany fees and sales	215.3	62.2	—	(277.5)	—
Operating costs and expenses:
Cost of materials and other	2,074.5	93.8	182.1	(282.7)	2,067.7
Operating expenses (excluding depreciation and amortization presented below)	115.0	17.3	24.8	5.2	162.3
Segment contribution margin	$178.3	$44.2	$17.6	$10.2	250.3
Depreciation and amortization	33.2	6.7	4.2	6.0	50.1
General and administrative expenses					69.5
Other operating income, net					(3.6)
Operating income					$134.3
Total assets (1)	$6,749.6	$769.3	$351.2	$(1,296.9)	$6,573.2
Capital spending (excluding business combinations)	$48.9	$1.3	$5.4	$30.4	$86.0

	Three Months Ended June 30, 2018
	Refining (2)	Logistics	Retail	Corporate, Other and Eliminations	Consolidated (2)
Net revenues (excluding intercompany fees and sales)	$2,317.1	$113.3	$244.8	$(38.3)	$2,636.9
Intercompany fees and sales	226.1	53.0	—	(279.1)	—
Operating costs and expenses:
Cost of materials and other	2,253.0	106.0	200.9	(309.7)	2,250.2
Operating expenses (excluding depreciation and amortization presented below)	113.2	14.9	25.3	4.1	157.5
Segment contribution margin	$177.0	$45.4	$18.6	$(11.8)	229.2
Depreciation and amortization	33.1	7.0	4.6	4.5	49.2
General and administrative expenses					52.9
Other operating income, net					(8.0)
Operating income					$135.1
Capital spending (excluding business combinations)	$33.7	$2.3	$2.1	$16.6	$54.7

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2019
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and sales)	$4,059.9	$182.9	$421.7	$15.7	$4,680.2
Intercompany fees and sales	399.9	124.9	—	(524.8)	—
Operating costs and expenses:
Cost of materials and other	3,751.2	190.1	345.5	(519.7)	3,767.1
Operating expenses (excluding depreciation and amortization presented below)	236.0	33.4	48.4	11.2	329.0
Segment contribution margin	$472.6	$84.3	$27.8	$(0.6)	584.1
Depreciation and amortization	64.3	13.2	8.5	10.9	96.9
General and administrative expenses					131.7
Other operating income, net					(1.2)
Operating income					$356.7
Capital spending (excluding business combinations)	$130.5	$2.2	$10.5	$71.1	$214.3

	Six Months Ended June 30, 2018
	Refining (2)	Logistics	Retail	Corporate, Other and Eliminations (4)	Consolidated (2)
Net revenues (excluding intercompany fees and sales)	$4,257.8	$219.5	$454.4	$58.4	$4,990.1
Intercompany fees and sales	411.3	114.7	—	(526.0)	—
Operating costs and expenses:
Cost of materials and other	4,130.9	225.0	374.1	(437.0)	4,293.0
Operating expenses (excluding depreciation and amortization presented below)	227.9	27.5	49.8	10.4	315.6
Segment contribution margin	$310.3	$81.7	$30.5	$(41.0)	381.5
Depreciation and amortization	65.3	13.0	11.5	7.4	97.2
General and administrative expenses					118.1
Other operating income, net					(7.7)
Operating income					$173.9
Capital spending (excluding business combinations) (3)	$85.2	$4.5	$4.1	$31.0	$124.8

(1)
As of June 30, 2019, total assets for the Refining segment include $1,731.0 million of intercompany notes receivable due from corporate related to centralized cash management activities and right of use assets related to intercompany leases with the logistics segment totaling $387.8 million. Such intercompany notes and right of use assets are eliminated from total consolidated assets in Corporate, Other and Eliminations.

(2)
Refining segment and consolidated net revenues and cost of materials and other for the quarter and six months ended June 30, 2018 reflect a correction of an intercompany elimination which resulted in an increase in those accounts of $73.4 million not previously reflected on the unaudited consolidated financial statements in our June 30, 2018 Quarterly Report on Form 10-Q filed on August 9, 2018. Such amounts are not considered material to the financial statements and had no impact to operating income or segment contribution margin for those periods. See Note 23 to our annual audited consolidated financial statements included in Part II, Item 8 of our 2018 Annual Report on Form 10-K, as amended and filed on June 27, 2019, for further discussion.

(3)
Capital spending excludes transaction costs capitalized in the amount of $0.4 million during the six months ended June 30, 2018, that relate to the Big Spring Logistic Assets Acquisition (as defined in Note 5).

(4)
Corporate, other and eliminations' results of operations for the six months ended June 30, 2018 includes Canada trading activity which was previously included and reported in the refining segment for the three months ended March 31, 2018.

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Property, plant and equipment and accumulated depreciation as of June 30, 2019 and depreciation expense by reporting segment for the three and six months ended June 30, 2019 are as follows (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$2,354.8	$454.6	$150.9	$240.8	$3,201.1
Less: Accumulated depreciation	(645.1)	(153.1)	(35.9)	(62.0)	(896.1)
Property, plant and equipment, net	$1,709.7	$301.5	$115.0	$178.8	$2,305.0
Depreciation expense for the three months ended June 30, 2019	$32.0	$6.7	$4.0	$6.0	$48.7
Depreciation expense for the six months ended June 30, 2019	$60.9	$13.2	$8.1	$10.9	$93.1

In accordance with Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment ("ASC 360"), Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment related to our property, plant and equipment as of June 30, 2019.

Note 4 - Earnings (Loss) Per Share
Basic earnings per share (or "EPS") is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income (loss), as adjusted for changes to income that would result from the assumed settlement of the dilutive equity instruments included in diluted weighted average common shares outstanding, by the diluted weighted average common shares outstanding. For all periods presented, we have outstanding various equity-based compensation awards that are considered in our diluted EPS calculation (when to do so would be dilutive), and is inclusive of awards disclosed in Note 17 to these condensed consolidated financial statements. For those instruments that are indexed to our common stock, they are generally dilutive when the market price of the underlying indexed share of common stock is in excess of the exercise price. Additionally, in connection with the Delek/Alon Merger, we assumed certain equity instruments, including conversion options (associated with the Convertible Notes) and Warrants, that may be dilutive (see discussion of these instruments in Note 10). The Convertible Notes conversion options were dilutive during the period they were outstanding when the incremental EPS calculated by dividing the increase in income associated with the elimination of interest expense on the convertible debt, net of tax, by the number of shares that would be issued upon conversion using the treasury stock method (which is applicable because of the cash settlement feature associated with the underlying principal) is dilutive to the overall diluted EPS calculation. The Warrants are generally dilutive during the period they are outstanding when the market price of the underlying indexed share of common stock is in excess of the exercise price. All such instruments that may otherwise be dilutive may not be dilutive when there is a net loss for the period. On September 17, 2018, Delek settled the Convertible Notes for a combination of cash and shares of New Delek Common Stock (See Note 10) and in November 2018, Delek entered into Warrant Unwind Agreements (the "Unwind Agreements" - See Note 10) with the holders of our outstanding common stock warrants; therefore, these instruments were only potentially dilutive for EPS for the three and six months ended June 30, 2018.

17 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Numerator for EPS - continuing operations
Income from continuing operations	$84.6	$87.5	$239.0	$70.2
Less: Income from continuing operations attributed to non-controlling interest	6.5	7.6	11.6	14.4
Income from continuing operations attributable to Delek (numerator for basic EPS - continuing operations attributable to Delek)	78.1	79.9	227.4	55.8
Interest on convertible debt, net of tax	—	0.9	—	—
Numerator for diluted EPS - continuing operations attributable to Delek	$78.1	$80.8	$227.4	$55.8

Numerator for EPS - discontinued operations
Loss from discontinued operations	$(0.8)	$(0.8)	$(0.8)	$(9.0)
Less: Income from discontinued operations attributed to non-controlling interest	—	—	—	8.1
Loss from discontinued operations attributable to Delek	$(0.8)	$(0.8)	$(0.8)	$(17.1)

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	76,598,846	84,041,358	77,192,763	83,151,823
Dilutive effect of convertible debt	—	2,635,399	—	—
Dilutive effect of warrants	—	1,685,053	—	1,061,053
Dilutive effect of stock-based awards	681,846	1,882,547	690,522	1,560,711
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	77,280,692	90,244,357	77,883,285	85,773,587

EPS:
Basic income (loss) per share:
Income from continuing operations	$1.02	$0.95	$2.95	$0.67
Loss from discontinued operations	$(0.01)	(0.01)	$(0.01)	(0.21)
Total basic income per share	$1.01	$0.94	$2.94	$0.46
Diluted income (loss) per share:
Income from continuing operations	$1.01	$0.90	$2.92	$0.65
Loss from discontinued operations	$(0.01)	(0.01)	$(0.01)	(0.20)
Total diluted income per share	$1.00	$0.89	$2.91	$0.45

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be antidilutive:

Antidilutive stock-based compensation (because average share price is less than exercise price)	1,927,150	670,206	2,153,411	837,206
Total antidilutive stock-based compensation	1,927,150	670,206	2,153,411	837,206

Antidilutive because incremental EPS impact is antidilutive (higher than the basic EPS calculation)	—	—	—	2,154,934
Total antidilutive convertible debt instruments	—	—	—	2,154,934

Note 5 - Delek Logistics and the Alon Partnership
Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of June 30, 2019, we owned a 61.4% limited partner interest in Delek Logistics, consisting of 15,294,046 common

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

units, and a 94.6% interest in Delek Logistics GP, LLC, which owns the entire 2.0% general partner interest, consisting of 498,312 general partner units, in Delek Logistics and all of the incentive distribution rights.
The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets.
In March 2018, a subsidiary of Delek Logistics completed the acquisition from a subsidiary of Delek (the "Alon Partnership") of storage tanks and terminals that support the Big Spring refinery (the "Big Spring Logistic Assets Acquisition"), which included the execution of related commercial agreements. In addition, a new marketing agreement was entered into between the subsidiary of Delek Logistics and the Alon Partnership pursuant to which the subsidiary of Delek Logistics provides marketing services for product sales from the Big Spring refinery. The cash paid for the transferred assets was $170.8 million, subject to certain post-closing adjustments, and the cash paid for the marketing agreement was $144.2 million. The transactions were financed with borrowings under the 2014 Facility revolving credit agreement (as defined in Note 10). Additionally, the transaction resulted in the creation of a deferred tax asset related to the tax-book basis difference in the sold assets totaling $98.8 million, against which we have recorded a valuation allowance totaling $5.5 million for the portion of the deferred tax asset that relates to basis difference attributable to the non-controlling interest and therefore may not be realizable. Prior periods have not been recast in our Segment Data Note 3, as these assets did not constitute a business in accordance with ASU 2017-01, Clarifying the Definition of a Business, and were accounted for as acquisitions of assets between entities under common control.
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
Delek Logistics is a variable interest entity, as defined under GAAP, and is consolidated into our condensed consolidated financial statements, representing our logistics segment. Exclusive of intercompany balances and the marketing agreement intangible asset between Delek Logistics and Delek which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as presented below are included in the condensed consolidated balance sheets of Delek (unaudited, in millions).

	June 30, 2019	December 31, 2018

ASSETS
Cash and cash equivalents	$5.4	$4.5
Accounts receivable	26.9	21.6
Inventory	4.7	5.5
Other current assets	0.5	1.0
Property, plant and equipment, net	301.5	312.6
Equity method investments	241.6	104.8
Operating lease right-of-use assets	18.8	—
Goodwill	12.2	12.2
Intangible assets, net	134.6	138.2
Other non-current assets	23.1	24.2
Total assets	$769.3	$624.6
LIABILITIES AND DEFICIT
Accounts payable	$8.2	$14.2
Accounts payable to related parties	9.6	7.8
Current portion of operating lease liabilities	4.6	—
Accrued expenses and other current liabilities	12.8	14.5
Long-term debt	840.9	700.4
Asset retirement obligations	5.4	5.2
Operating lease liabilities, net of current portion	14.2	—
Other non-current liabilities	17.9	17.3
Deficit	(144.3)	(134.8)
Total liabilities and deficit	$769.3	$624.6

19 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Alon Partnership
As part of the Delek/Alon Merger, we acquired a majority interest in the Alon Partnership, which owns the assets and conducts the operations of the Big Spring refinery and the associated integrated wholesale marketing operations. On February 7, 2018 (the "Merger Date"), Delek acquired from the Alon Partnership all of the outstanding limited partner units that Delek did not already own in an all-equity transaction (the "Alon Partnership Merger"). Delek owned approximately 51.0 million limited partner units of the Alon Partnership, or approximately 81.6% of the outstanding units, immediately prior to the Merger Date. Under terms of the merger agreement, the owners of the remaining outstanding units in the Alon Partnership that Delek did not own immediately prior to the Merger Date received a fixed exchange ratio of 0.49 shares of New Delek common stock for each limited partner unit of the Alon Partnership, resulting in the issuance of approximately 5.6 million shares of New Delek common stock to the public unitholders of the Alon Partnership. Because the transaction represented a combination of ownership interests under common control, the transfer of equity from non-controlling interest to owned interest (additional paid-in capital) was recorded at carrying value and no gain or loss was recognized in connection with the transaction. Additionally, book-tax basis difference was created as a result of the transaction that resulted in a deferred tax asset of approximately $13.5 million, net of a valuation allowance on certain state income tax components, that also increased additional paid-in capital. Transaction costs incurred by the Company in connection with the Alon Partnership Merger totaled approximately $3.0 million for the six months ended June 30, 2018, none of which were recorded in the second quarter of 2018. Such costs were included in general and administrative expenses in the accompanying condensed consolidated statements of income.
Prior to the Merger Date, the Alon Partnership was a variable interest entity for which Delek was the primary beneficiary. As of June 30, 2019 and December 31, 2018, the Alon Partnership is included in Delek's condensed consolidated balance sheet as a wholly-owned subsidiary.

Note 6 - Equity Method Investments
In May 2019, Delek Logistics, through its wholly owned indirect subsidiary Delek Logistics Pipeline, LLC (“Delek Logistics Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, Delek Logistics Pipeline contributed $124.7 million, substantially all of which was financed under the Delek Logistics Credit Facility (as defined in Note 10), to Red River in exchange for a 33% membership interest in Red River and Delek Logistics Pipeline’s admission as a member of Red River ("Red River Pipeline Joint Venture"). Red River owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, with an expansion project planned to increase the pipeline capacity, which is expected to be completed during the first half of 2020. Delek Logistics contributed an additional $3.5 million related to such expansion project in May 2019.
Delek Logistics also has two joint ventures that own and operate logistics assets, and which serve third parties and subsidiaries of Delek. As of June 30, 2019 and December 31, 2018, Delek Logistics' investment balances in these joint ventures totaled $241.6 million and $104.8 million, respectively, and were accounted for using the equity method.
Delek Renewables, LLC, a wholly-owned subsidiary of Delek, has a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in North Little Rock, Arkansas. As of June 30, 2019 and December 31, 2018, Delek Renewables, LLC's investment balance in this joint venture was $4.0 million and $2.4 million, respectively, and was accounted for using the equity method. The investment in this joint venture is reflected in the refining segment.
Effective with the Delek/Alon Merger, we acquired a 50% interest in two joint ventures that own asphalt terminals located in Fernley, Nevada, and Brownwood, Texas. On May 21, 2018, Delek sold its 50% interest in the asphalt terminal located in Fernley, Nevada. See Note 7 for further discussion. As of June 30, 2019 and December 31, 2018, Delek's investment balance in the Brownwood, Texas joint venture was $28.0 million and $23.1 million, respectively. This investment is accounted for using the equity method and is included as part of total assets in corporate, other and eliminations in our segment disclosure.

Note 7 - Discontinued Operations and Assets Held for Sale
Asphalt Terminals Held for Sale
On February 12, 2018, Delek announced it had reached a definitive agreement to sell certain assets and operations of four asphalt terminals (included in corporate, other and eliminations in our segment disclosure), as well as an equity method investment in an additional asphalt terminal located in Femley, Nevada, to an affiliate of Andeavor. On May 21, 2018, Delek completed the transaction and received net proceeds of approximately $110.8 million, inclusive of the $75.0 million base proceeds as well as certain working capital adjustments. The assets associated with the owned terminals met the definition of held for sale pursuant to ASC 360 as of February 1, 2018, but did not meet the definition of discontinued operations pursuant to ASC 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20"), as the sale of these asphalt assets did not represent a strategic shift that would have a major effect on the entity's operations and

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

financial results. Accordingly, depreciation ceased as of February 1, 2018, and the assets to be sold were reclassified to assets held for sale as of that date and were written down to the estimated fair value less costs to sell, resulting in an impairment loss on assets held for sale of $27.5 million for the six months ended June 30, 2018 (none for the three months ended June 30, 2018). All goodwill associated with the asphalt operations sold was written off in connection with the impairment charge discussed above. In connection with the completion of the sale transaction in the second quarter of 2018, we recognized a gain of approximately $13.2 million, resulting primarily from the recognition of certain additional proceeds at closing associated with the asphalt terminals which were not previously determinable/probable and the recognition of the gain on the sale of the joint venture which was not previously recognized as held for sale (as it did not meet the criteria).
California Discontinued Entities
During the third quarter 2017, we committed to a plan to sell certain assets associated with our Paramount and Long Beach, California refineries and our California renewable fuels facility (as previously defined, the "California Discontinued Entities"). Such operations were designated and reported as discontinued operations. On March 16, 2018, Delek sold to World Energy, LLC (i) all of Delek’s membership interests in the California renewable fuels facility ("AltAir") (ii) certain refining assets and other related assets located in Paramount, California and (iii) certain associated tank farm and pipeline assets and other related assets located in California. Upon final settlement (excluding contingent components), Delek expects to receive net cash proceeds of approximately $85.2 million, which includes a post-closing working capital settlement, Delek’s portion of the biodiesel tax credit for 2017 and certain customary adjustments. The sale resulted in a loss on sale of discontinued operations totaling approximately $41.4 million of which $41.2 million was recorded during the six months ended June 30, 2018 (none for the three months ended June 30, 2018). Of the total expected proceeds, $54.6 million was received in March 2018 ($14.9 million of which were included in net cash flows from investing activities in discontinued operations). As of June 30, 2019, we have received a total of $70.4 million of the total expected proceeds, and have a remaining receivable from the buyer totaling approximately $14.8 primarily related to the working capital settlement. Additionally, Delek will be entitled to its pro rata portion of any tax credits relating to AltAir activities in 2018 earned through the sale date if the 2018 biodiesel tax credit is re-enacted. A receivable for such additional contingent proceeds will be recorded when the criteria for recognition are met, which is predicated upon reenactment of the tax credit and determination of the amounts earned by AltAir.
The transaction to dispose of certain assets and liabilities associated with our Long Beach, California refinery to Bridge Point Long Beach, LLC closed July 17, 2018 resulting in initial cash proceeds of approximately $14.5 million, net of expenses, and resulting in a gain on sale of discontinued operations of approximately $1.4 million during the third quarter of 2018.
The operating results, net of tax, from discontinued operations associated with the California Discontinued Entities are presented separately in Delek’s condensed consolidated statements of income and the notes to the condensed consolidated financial statements have been adjusted to exclude the discontinued operations. Components of amounts reflected in income (loss) from discontinued operations prior to their disposal are as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Net revenues	$—	$32.5
Cost of sales:
Cost of materials and other	—	3.8
Operating expenses (excluding depreciation and amortization)	(1.0)	(8.8)
Total cost of sales	(1.0)	(5.0)
General and administrative expenses	—	(1.1)
Other operating income, net	—	0.3
Interest income	—	3.0
Other income, net	—	—
Loss on sale of California Discontinued Entities	—	(41.2)
Loss from discontinued operations before taxes	(1.0)	(11.5)
Income tax benefit	(0.2)	(2.5)
Loss from discontinued operations, net of tax (1)	$(0.8)	$(9.0)

(1)
Included in loss from discontinued operations is net income attributable to non-controlling interest totaling $8.1 million related to AltAir for the six months ended June 30, 2018 (none for the three months ended June 30, 2018).

Related to the California Discontinued Entities, all of which were disposed of by December 31, 2018, we retained certain obligations associated with various matters, including (but not necessarily limited to) California emissions credits requirements that were attributable to operations of the California Discontinued Entities for periods prior to disposition, litigations, claims or assessments related to matters/events that occurred prior to disposition, or indemnification of certain liabilities that related to the California Discontinued Entities and arose prior to

21 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

disposition. Of these matters, we recorded related liabilities of $6.0 million and $5.0 million as of June 30, 2019 and December 31, 2018, respectively based on amounts that were deemed probable and could be reasonably estimated as of those dates. During the three and six months ended June 30, 2019, we recorded an additional accrual for California emission credit obligation based upon our revised estimates totaling $3.4 million. Additionally, in July 2019, we resolved a pending litigation matter (the Ten-Tex Litigation -- see Note 13) that resulted in a decrease in our accrual totaling $2.4 million during the three and six months ended June 30, 2019 (inclusive of the impact of our estimate of the liability for plaintiff legal fees). Such adjustments are included in loss from discontinued operations on the accompanying condensed consolidated statements of income for those periods.

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
Carrying value of inventories consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Refinery raw materials and supplies	$413.7	$289.0
Refinery work in process	85.0	58.9
Refinery finished goods	356.9	304.1
Retail fuel	7.1	8.0
Retail merchandise	24.2	25.4
Logistics refined products	4.7	5.5
Total inventories	$891.6	$690.9

At June 30, 2019, we recorded a pre-tax inventory valuation reserve of $2.5 million, $1.1 million of which related to LIFO inventory due to a market price decline below our cost of certain inventory products. At December 31, 2018, we recorded a pre-tax inventory valuation reserve of $54.0 million, $39.4 million of which related to LIFO inventory, which reversed in the first quarter of 2019 due to the sale of inventory quantities that gave rise to the December 31, 2018 reserve. We recognized a net (increase) reduction in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of $(0.6) million and $51.5 million for the three and six months ended June 30, 2019, respectively, and $1.0 million and $1.9 million for the three and six months ended June 30, 2018, respectively.

Note 9 - Crude Oil Supply and Inventory Purchase Agreements
Delek has various Supply and Offtake Agreements (the "Supply and Offtake Agreements") with J. Aron & Company ("J. Aron").
El Dorado Supply and Offtake Agreement
The El Dorado refinery's Supply and Offtake Agreement as amended and restated on February 27, 2017 and in effect through December 2018 (the "El Dorado Supply and Offtake Agreement") provided for Lion Oil Company ("Lion Oil") (as the primary legal entity associated with the El Dorado refinery for purposes of this Agreement) and J. Aron to identify mutually acceptable contracts for the purchase of crude oil from third parties and J. Aron to supply up to 100,000 bpd of crude oil to the El Dorado refinery. Crude oil supplied to the El Dorado refinery by J. Aron is purchased daily at an estimated average monthly market price by Lion Oil. J. Aron will also purchase all refined products from the El Dorado refinery at an estimated daily market price, as they are produced. These daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a receivable related to this monthly settlement of $9.0 million and $7.8 million as of June 30, 2019 and December 31, 2018, respectively. Also pursuant to the El Dorado Supply and Offtake Agreement and other related agreements, Lion Oil arranges potential sales by either Lion Oil or J. Aron to third parties of the products produced at the El Dorado refinery or purchased from third parties. In instances where Lion Oil is the seller to such third parties, J. Aron will first transfer title of the applicable products to Lion Oil. The El Dorado Supply and Offtake Agreement has a maturity date of April 30, 2020. Based upon terms in effect as of December 31, 2018, upon the expiration or upon any earlier termination, Delek would be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices.

22 |

Effective January 3, 2019, we amended the El Dorado Supply and Offtake Agreement with J. Aron that supports the operations of our El Dorado refinery so that the repurchase of baseline volumes at the end of the El Dorado Supply and Offtake Agreement term (representing the El Dorado "Baseline Step-Out Liability") will be based upon a fixed price instead of a market-indexed price. The modified arrangement results in a Baseline Step-Out Liability that is no longer subject to commodity volatility, but for which its fair value is now subject to interest rate risk. As a result, we recorded a gain on the change in fair value resulting from the modification of the instruments from commodities-based risk to interest rate risk in cost of materials and other totaling approximately $4.1 million in the first quarter of 2019, and we incurred $3.2 million in fees paid to J. Aron which were charged to interest expense. Such Baseline Step-Out Liability will continue to be recorded at fair value, where the fair value will reflect changes in interest rate risk rather than commodity price risk under the fair value election provided by ASC 815 Derivatives and Hedging ("ASC 815") and ASC 825, Financial Instruments ("ASC 825"). The change in fair value recorded during the three and six months ended June 30, 2019 related to the new instrument totaled $0.9 million and $(1.6) million, respectively, and is reflected as a increase (reduction) in interest expense.
At June 30, 2019 and December 31, 2018, Delek had 3.3 million barrels and 2.8 million barrels, respectively, of inventory consigned from J. Aron under the El Dorado Supply and Offtake Agreement, and we have recorded total liabilities associated with this consigned inventory of $178.8 million and $152.6 million, respectively, on the condensed consolidated balance sheets. As a result of the amendment to the El Dorado Supply and Offtake Agreement, as of June 30, 2019, the fair value of the Baseline Step-Out Liability totaling $104.5 million is reflected as a current obligation on our condensed consolidated balance sheet, and represents 2.0 million barrels of baseline consigned inventory. We maintained letters of credit with respect to the El Dorado Supply and Offtake Agreement totaling $150.0 million and $120.0 million at June 30, 2019 and December 31, 2018, respectively.
This arrangement is accounted for as a product financing. Delek incurred recurring fees payable to J. Aron under the El Dorado Supply and Offtake Agreement of $3.2 million and $5.7 million during the three and six months ended June 30, 2019, respectively, and $2.9 million and $5.6 million during the three and six months ended June 30, 2018, respectively. These amounts are included as a component of interest expense in the condensed consolidated statements of income. Upon any termination of the El Dorado Supply and Offtake Agreement, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
Alon Supply and Offtake Agreements
Effective with the Delek/Alon Merger, we assumed Alon's existing Supply and Offtake Agreements and other associated agreements with J. Aron to support the operations of our Big Spring and Krotz Springs refineries and certain of our asphalt terminals (together, the “Alon Supply and Offtake Agreements”). Pursuant to the Alon Supply and Offtake Agreements, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market prices, crude oil for processing at these refineries and (ii) we agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced at these refineries. The Alon Supply and Offtake Agreements also provide for the sale, at market prices, of our crude oil and certain refined product inventories to J. Aron, the lease to J. Aron of crude oil and refined product storage facilities and the identification of prospective purchasers of refined products on J. Aron’s behalf. The Alon Supply and Offtake Agreements have initial terms that expire in May 2021. J. Aron or Delek may elect to terminate the agreements at the Big Spring and Krotz Springs refineries in May 2020 on six months prior notice. The daily purchases and sales are trued-up on a monthly basis in order to reflect actual average monthly prices. We have recorded a net receivable (payable) related to this monthly settlement of $(10.6) million and $(1.0) million as of June 30, 2019 and December 31, 2018, respectively. Based upon terms in effect prior to the December 2018 and January 2019 amendments discussed below, upon the expiration or upon any earlier termination, Delek would be required to repurchase the consigned crude oil and refined products from J. Aron at then prevailing market prices.
Effective December 21, 2018, we amended our Supply and Offtake Agreement related to the Big Spring refinery (the "Big Spring Supply and Offtake Agreement") so that the repurchase of baseline volumes at the end of the Supply and Offtake Agreement term (representing the Big Spring "Baseline Step-Out Liability") will be based upon a fixed price instead of a market-indexed price. The modified arrangement results in a Baseline Step-Out Liability that is no longer subject to commodity volatility, but for which its fair value is now subject to interest rate risk. As a result for the Big Spring Supply and Offtake Agreement, we recorded a gain on the change in fair value resulting from the modification of the instruments from commodities-based risk to interest rate risk in cost of materials and other in the fourth quarter of 2018. Such Baseline Step-Out Liability will continue to be recorded at fair value, where the fair value will reflect changes in interest rate risk rather than commodity price risk under the fair value election provided by ASC 815 and ASC 825. Fees paid to J Aron as a result of this transaction were recorded as interest expense. As of June 30, 2019 and December 31, 2018 , the fair value of the Baseline Step-Out Liability for the Big Spring refinery was $48.3 million and $49.6 million, respectively, each based on 0.8 million barrels of baseline consigned inventory. As a result of the amendment, as of both June 30, 2019 and December 31, 2018, this baseline consigned inventory for the Big Spring refinery is reflected as a non-current obligation on our condensed consolidated balance sheet. The change in fair value recorded during the three and six months ended June 30, 2019 related to the new instrument totaled $0.2 million and $(1.3) million, respectively, and is reflected as a increase (reduction) in interest expense. There were no changes in our credit spread during the period that would require recognition in accumulated other comprehensive income pursuant to ASC 825.

23 |

At June 30, 2019 and December 31, 2018, Delek had 1.4 million barrels and 1.7 million barrels, respectively, of inventory consigned from J. Aron under the Big Spring Supply and Offtake Agreement, and we have recorded total liabilities associated with this consigned inventory of $77.4 million and $96.5 million, respectively, on the condensed consolidated balance sheets.
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
At June 30, 2019, Delek had 1.9 million barrels of inventory consigned from J. Aron under the Krotz Springs Supply and Offtake Agreement, inclusive of both the baseline volumes and over, short and excess target quantities, and we have total recorded liabilities associated with this consigned inventory of $124.3 million in the condensed consolidated balance sheets. As a result of the amendment, as of June 30, 2019, the fair value of the Baseline Step-Out Liability totaling $74.5 million for the Krotz Springs refinery is reflected as a non-current obligation on our condensed consolidated balance sheet, and represents 1.3 million barrels of baseline consigned inventory. The change in fair value recorded during the three and six months ended June 30, 2019 related to the new instrument totaled $0.3 million and $(0.8) million, respectively, and is reflected as a increase (reduction) in interest expense. There were no changes in our credit spread during the period that would require recognition in accumulated other comprehensive income pursuant to ASC 825.
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
Both the Big Spring Supply and Offtake Agreement and the Krotz Springs Supply and Offtake Agreement are accounted for as product financing arrangements. Delek incurred recurring fees payable to J. Aron of $4.1 million and $7.9 million during the three and six months ended June 30, 2019, respectively, and $3.6 million and $6.9 million for the three and six months ended June 30, 2018, respectively. These amounts are included as a component of interest expense in the condensed consolidated statements of income. Upon any termination of the Alon Supply and Offtake Agreements, including in connection with a force majeure event, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
We maintain letters of credit totaling $44.0 million and $24.0 million, as of June 30, 2019 and December 31, 2018, respectively with respect to the Alon Supply and Offtake Agreements. In connection with the Krotz Springs Supply and Offtake Agreement, we have granted a security interest to J. Aron in certain assets (including all of its accounts receivable and inventory) to secure our obligations to J. Aron.

Note 10 - Long-Term Obligations and Notes Payable
Outstanding borrowings, net of unamortized debt discounts and certain deferred financing costs, under Delek’s existing debt instruments are as follows (in millions):

	June 30, 2019	December 31, 2018
Revolving Credit Facility	$75.0	$300.0
Term Loan Credit Facility (1)	925.8	682.9
Delek Logistics Credit Facility	596.7	456.7
Delek Logistics Notes (2)	244.2	243.7
Reliant Bank Revolver	30.0	30.0
Promissory Notes	45.0	70.0
	1,916.7	1,783.3
Less: Current portion of long-term debt and notes payable	64.4	32.0
	$1,852.3	$1,751.3

(1)	Net of deferred financing costs of $3.9 million and $3.5 million and debt discount of $10.9 million and $8.4 million at June 30, 2019 and December 31, 2018, respectively.

(2)	Net of deferred financing costs of $4.4 million and $4.8 million and debt discount of $1.4 million and $1.5 million at June 30, 2019 and December 31, 2018, respectively.

24 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
In connection with the Refinancing, we recorded a loss on extinguishment of debt totaling approximately $9.0 million all of which was recorded in the first quarter of 2018.
On May 22, 2019 (the "First Incremental Effective Date"), we amended the Term Loan Credit Facility agreement pursuant to the terms of the First Incremental Amendment to Term Loan Credit Agreement (the "Incremental Amendment"). Pursuant to the Incremental Amendment, the Company borrowed $250.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”) at an original issue discount of 0.75%, increasing the aggregate principal amount of loans outstanding under the Term Loan Credit Facility on the First Incremental Effective Date to $943.0 million. The terms of the Incremental Term Loans are substantially identical to the terms applicable to the initial term loans under the Term Loan Credit Facility borrowed in March 2018. There are no restrictions on the Company's use of the proceeds of the Incremental Term Loans, and the proceeds may be used for (i) reducing utilizations under the Revolving Credit Facility, (ii) general corporate purposes and (iii) paying transaction fees and expenses associated with the Incremental Amendment.
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
On October 26, 2018, Delek entered into an amendment to the Term Loan Credit Facility (the “First Amendment”) to reduce the margin on certain borrowings under the Term Loan Credit Facility and incorporate certain other changes. The First Amendment decreased the applicable margins for borrowings under (i) Base Rate Loans from 1.50% to 1.25% and (ii) LIBOR Rate Loans from 2.50% to 2.25%, as such terms are defined in the Term Loan Credit Facility.
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
In addition, the Revolving Credit Facility requires Delek to pay an unused line fee on the average amount of unused commitments thereunder in each quarter, where the fee is at a rate of 0.25% or 0.375% per annum, depending on average commitment usage for such quarter. As of June 30, 2019, the unused line fee was 0.375% per annum.
Maturity and Repayments
The Revolving Credit Facility will mature and the commitments thereunder will terminate on March 30, 2023. Pursuant to Incremental Amendment, the Term Loan Credit Facility requires scheduled quarterly principal payments which increased from $1.750 million to $2.375 million commencing with the quarterly principal payment due on June 28, 2019, with the balance of the principal due on March 30, 2025.

25 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Additionally, the Term Loan Credit Facility requires prepayments by Delek with the net cash proceeds from certain debt incurrences, asset dispositions and insurance or condemnation events with respect to Delek’s assets, subject to certain exceptions, thresholds and reinvestment rights. The Term Loan Credit Facility also requires prepayments with a variable percentage of Delek’s excess cash flow, ranging from 50.0% to 0% depending on Delek’s consolidated secured net leverage ratio from time to time. Delek may also make voluntarily prepayments under the Term Loan Credit Facility at any time, subject to a prepayment premium of 1.0% in connection with certain customary repricing events that may occur within six months after the First Incremental Effective Date, with no premium applied after six months.
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
Additional Information
At June 30, 2019, the weighted average borrowing rate under the Revolving Credit Facility was 5.75% and was comprised entirely of a base rate borrowing, and the principal amount outstanding thereunder was $75.0 million. Additionally, there were letters of credit issued of approximately $267.2 million as of June 30, 2019 under the Revolving Credit Facility. Unused credit commitments under the Revolving Credit Facility, as of June 30, 2019, were approximately $657.8 million.
At June 30, 2019, the weighted average borrowing rate under the Term Loan Credit Facility was approximately 4.58% comprised entirely of a LIBOR borrowing, and the principal amount outstanding thereunder was $940.6 million. As of June 30, 2019, the effective interest rate related to the Term Loan Credit Facility was 4.90%.

26 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Delek Logistics Credit Facility
Prior to its amendment and restatement on September 28, 2018, Delek Logistics had a $700.0 million senior secured revolving credit agreement with Fifth Third Bank ("Fifth Third"), as administrative agent, and a syndicate of lenders (the "2014 Facility") with a $100.0 million accordion feature, bearing interest at either a U.S. dollar prime rate, Canadian dollar prime rate, LIBOR, or a CDOR rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. On September 28, 2018, Delek Logistics and all of its subsidiaries entered into a third amended and restated senior secured revolving credit agreement with Fifth Third as administrative agent and a syndicate of lenders (hereafter, the "Delek Logistics Credit Facility"). Under the terms of the Delek Logistics Credit Facility, among other things, the lender commitments were increased from $700.0 million to $850.0 million. The Delek Logistics Credit Facility also contains an accordion feature whereby Delek Logistics can increase the size of the credit facility to an aggregate of $1.0 billion, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
The obligations under the Delek Logistics Credit Facility remain secured by first priority liens on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek continues to provide a limited guaranty of Delek Logistics' obligations under the Delek Logistics Credit Facility. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the "Holdings Note") and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the Delek Logistics Credit Facility lenders. As of both June 30, 2019 and December 31, 2018, the principal amount of the Holdings Note was $102.0 million.
The Delek Logistics Credit Facility has a maturity date of September 28, 2023. Borrowings under the Delek Logistics Credit Facility bear interest at either a U.S. dollar prime rate, Canadian dollar prime rate, LIBOR, or a CDOR rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin in each case and the fee payable for the unused revolving commitments vary based upon Delek Logistics' most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the Delek Logistics Credit Facility. At June 30, 2019, the weighted average borrowing rate was approximately 4.9%. Additionally, the Delek Logistics Credit Facility requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2019, this fee was 0.40% per year.
As of June 30, 2019, Delek Logistics had $596.7 million of outstanding borrowings under the Delek Logistics Credit Facility, with no letters of credit in place. Unused credit commitments under the Delek Logistics Credit Facility, as of June 30, 2019, were $253.3 million.
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
As of June 30, 2019, we had $250.0 million in outstanding principal amount under the Delek Logistics Notes. As of June 30, 2019, the effective interest rate related to the Delek Logistics Notes was 7.24%.

27 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Reliant Bank Revolver
Delek has an unsecured revolving credit agreement with Reliant Bank (the "Reliant Bank Revolver") that provides for unsecured loans of up to $30.0 million. The Reliant Bank Revolver matures June 28, 2020, bears interest at fixed rate of 4.75% per annum and requires us to pay a quarterly fee of 0.50% per year on the average unused revolving commitment. As of June 30, 2019, we had $30.0 million outstanding and had no unused credit commitments under the Reliant Bank Revolver
Promissory Notes
On May 14, 2015, in connection with the Company’s closing of the acquisition of an equity method investment in Alon (the "Alon Acquisition"), the Company issued a promissory note (the "Alon Israel Note") in the amount of $145.0 million, which was payable to Alon Israel Oil Company, Ltd. ("Alon Israel"). The Alon Israel Note bears interest at a fixed rate of 5.50% per annum and requires five annual principal amortization payments of $25.0 million beginning in January 2016 followed by a final principal amortization payment of $20.0 million at maturity on January 4, 2021. In October 2015, we prepaid the first annual principal amortization payment in the amount of $25.0 million, along with all interest due on the prepaid amount. On December 22, 2015, Alon Israel assigned the remaining $120.0 million of principal and all accrued interest due under the Alon Israel Note to assignees under four new notes in substantially the same form and on the same terms as the Alon Israel Note (collectively, the "Alon Successor Notes"). The $120.0 million total principal of the four Alon Successor Notes collectively require the same principal amortization payments and schedule as under the Alon Israel Note, with payments due under each Alon Successor Note commensurate to such note's pro rata share of the $120.0 million in assigned principal. As of June 30, 2019, a total principal amount of $45.0 million was outstanding under the Alon Successor Notes.
Restrictive Covenants
Under the terms of our Revolving Credit Facility, Term Loan Credit Facility, Delek Logistics Credit Facility, Delek Logistics Notes and Reliant Bank Revolver, we are required to comply with certain usual and customary financial and non-financial covenants. The terms and conditions of the Revolving Credit Facility include periodic compliance with a springing minimum fixed charge coverage ratio financial covenant if excess availability under the revolver borrowing base is below certain thresholds, as defined in the credit agreement. The Term Loan Credit Facility does not have any financial maintenance covenants. We believe we were in compliance with all covenant requirements under each of our credit facilities as of June 30, 2019.
Certain of our debt facilities contain limitations on the incurrence of additional indebtedness, making of investments, creation of liens, dispositions and acquisitions of assets, and making of restricted payments and transactions with affiliates. Specifically, these covenants may limit the payment, in the form of cash or other assets, of dividends or other distributions, or the repurchase of shares with respect to the equity of the Company or certain of our subsidiaries. Additionally, certain of our debt facilities limit our ability to make investments, including extensions of loans or advances to, or acquisitions of equity interests in, or guarantees of obligations of, any other entities.
Instruments Outstanding as of June 30, 2018
Alon Convertible Senior Notes
In connection with the Delek/Alon Merger, Alon, New Delek and U.S. Bank National Association, as trustee (the “Trustee”) entered into a First Supplemental Indenture (the “Supplemental Indenture”), effective as of July 1, 2017, which provided that Alon's 3.00% Convertible Senior Notes due September 2018, which were previously convertible into Alon Common Stock, to thereafter be convertible into New Delek Common Stock based on the exchange rate applied in the Delek/Alon Merger (as previously defined, the “Convertible Notes”). Additionally, In connection with the Convertible Notes, Alon also entered into equity instruments, including call options (as previously defined, the "Call Options") and warrants (as previously defined, the "Warrants"), designed, in combination, to hedge a portion of the economic risk associated with the potential exercise of the conversion feature of the Convertible Notes and to mitigate the dilutive effect of such potential conversion. The aggregate principal amount of the Convertible Notes was $150.0 million, and the effective interest rate as of June 30, 2018 was 5.92%, resulting in recognition of total interest expense during the three and six months then ended of approximately $2.2 million and $4.4 million, respectively.
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

28 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Convertible Notes pursuant to an exemption from the registration requirements provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
Prior to the conversion, the conversion feature met the definition for recognition as a bifurcated equity instrument. At June 30, 2018, the conversion feature equity instrument totaled $26.6 million and was included in additional paid-in capital on the accompanying condensed consolidated balance sheets.
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
Alon Partnership
Revolving Credit Facility
Alon USA, LP, a wholly-owned subsidiary of the Alon Partnership had a $240.0 million asset-based revolving credit facility with Israel Discount Bank of New York, as administrative agent (the “Alon Partnership Credit Facility”). This facility was extinguished in connection with the Refinancing on March 30, 2018. Borrowings under the Alon Partnership Credit Facility bore interest at LIBOR or base rate, at our election, plus the applicable margins.

29 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Alon Term Loan Credit Facilities
Alon Energy Term Loan
Alon had a promissory note to Bank Hapoalim B.M. in an original principal amount of $38.0 million ("New Alon Energy Term Loan"). The New Alon Energy Term Loan was extinguished in connection with the Refinancing on March 30, 2018. The New Alon Energy Term Loan incurred interest at an annual rate equal to LIBOR plus an applicable margin.
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

30 |

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
During the first quarter of 2018, we utilized interest rate swap agreements to hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate. Effective with the Delek/Alon Merger, we had four interest rate swap agreements (that had maturities in March 2019) which effectively fixed the variable LIBOR interest component of the term loan within the Alon Retail Credit Agreement. The aggregate notional amount under these agreements were to cover approximately 77% of the outstanding principal of these term loans throughout the duration of the interest rate swaps. These interest rate swap agreements were terminated due to the extinguishment of the Alon Retail Credit Agreement in connection with the Refinancing on March 30, 2018, resulting in a reclassification of unrealized loss of $0.6 million from accumulated other comprehensive income to interest expense on the condensed consolidated statements of income during the three months ended March 31, 2018.
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales pursuant to ASC 815 and are not accounted for as derivative instruments. Rather, such forward contracts are accounted for under other applicable GAAP. Forward contracts entered into for trading purposes that do not meet the normal purchases, normal sales exception are accounted for as derivative instruments at fair value with changes in fair value recognized in earnings in the period of change. As of and for the three and six months ended June 30, 2019 and the year ended December 31, 2018, all of our forward contracts that were accounted for as derivative instruments consisted of contracts related to our Canadian crude trading operations. Since Canadian crude trading activity is not related to managing supply or pricing risk of inventory that will be used in production, such unrealized and realized gains and losses are recognized in other operating income, net rather than cost of materials and other on the accompanying condensed consolidated statements of income.
Futures, swaps or other commodity related derivative instruments that are utilized to specifically provide economic hedges on our Canadian forward contract or investment positions are recognized in other operating income, net because that is where the related underlying transactions are reflected.
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

31 |

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
The following table presents the fair value of our derivative instruments as of June 30, 2019 and December 31, 2018. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 12 for further information regarding the fair value of derivative instruments (in millions):

		June 30, 2019		December 31, 2018
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives(1)	Other current assets	$179.0	$(179.1)	$158.3	$(142.4)
Commodity derivatives(1)	Other current liabilities	1.7	(14.5)	—	(8.4)
Commodity derivatives(1)	Other long-term assets	0.6	(0.5)	2.1	(2.4)
Commodity derivatives(1)	Other long-term liabilities	29.8	(34.3)	93.0	(94.0)
RIN commitment contracts(2)	Other current assets	2.5	—	2.0	—
RIN commitment contracts(2)	Other current liabilities	—	(0.8)	—	(6.7)

Derivatives designated as hedging instruments:
Commodity derivatives (1)	Other current assets	42.6	(7.3)	200.3	(157.0)
Commodity derivatives (1)	Other current liabilities	0.7	(0.5)	—	—
Commodity derivatives (1)	Other long-term assets	2.4	(1.8)	6.1	(4.8)
Total gross fair value of derivatives		$259.3	$(238.8)	$461.8	$(415.7)
Less: Counterparty netting and cash collateral(3)		229.6	(229.1)	399.9	(399.5)
Total net fair value of derivatives		$29.7	$(9.7)	$61.9	$(16.2)

(1)
As of June 30, 2019 and December 31, 2018, we had open derivative positions representing 64,556,081 and 39,277,822 barrels, respectively, of crude oil and refined petroleum products. Additionally, as of June 30, 2019, we had open derivative positions representing 8,027,500 MMBTU of natural gas products. Of these open positions, contracts representing 6,090,000 and 16,461,000 barrels were designated as cash flow hedging instruments as of June 30, 2019 and December 31, 2018, respectively.

(2)	As of June 30, 2019 and December 31, 2018, we had open RIN commitment contracts representing 112,500,000 and 137,750,000 RINs, respectively.

(3)	As of June 30, 2019 and December 31, 2018, $0.5 million and $0.4 million, respectively, of cash obligation held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our hedging derivatives and RIN commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gains (losses) on commodity derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$45.5	$(5.1)	$84.4	$(14.4)
Gains (losses) on commodity derivatives not designated as hedging instruments recognized in other operating income, net (1) (2)	2.8	(2.9)	0.5	(2.9)
Realized losses reclassified out of AOCI on commodity derivatives designated as cash flow hedging instruments	(14.8)	(8.8)	(33.9)	(8.8)
Gains recognized on commodity derivatives due to cash flow hedging ineffectiveness	—	0.7	—	0.7
Total gains (losses)	$33.5	$(16.1)	$51.0	$(25.4)

(1)
Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $(3.6) million and $(30.7) million for the three and six months ended June 30, 2019, respectively, and $(9.9) million and $(24.7) million for the three and six months ended June 30, 2018, respectively. Of these amounts, approximately $4.9 million and $(8.9) million for the three and six months ended June 30, 2019, respectively, and $(12.3) million and $(19.3) million for the three and six months ended June 30, 2018, respectively, represent unrealized gains (losses) where the instrument has matured but where it has not cash settled as of period end, including the reversal of prior period settlement timing differences. Derivative instruments that have matured but not cash settled at the balance sheet date continue to be reflected in derivative assets or liabilities on our balance sheet.

(2)	See separate table below for disclosures about "trading derivatives."

32 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The effect of cash flow hedge accounting on the consolidated statement of income is as follows (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Gain (loss) on cash flow hedging relationships recognized in cost of materials and other:
Commodity contracts:
Hedged items	$14.8	$33.9
Derivative designated as hedging instruments	(14.8)	(33.9)
Total	$—	$—

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2019 or 2018. As of June 30, 2019 and December 31, 2018, cumulative gains of $32.7 million and $35.4 million related to Midland to Cushing crude price differentials at our refineries, respectively, on cash flow hedges, net of tax, remained in accumulated other comprehensive income. As of June 30, 2019, we estimate that $40.9 million of deferred gains related to commodity cash flow hedges will be reclassified into cost of materials and other over the next 12 months as a result of hedged transactions that are forecasted to occur.
Total gains on our trading forward contract derivatives (none of which were designated as hedging instruments) recorded in other operating income (expense), net on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019		2018
Realized gains	$0.8	$8.8	$4.7	—	$8.8
Unrealized gains	—	2.9	2.1		2.9
Total	$0.8	$11.7	$6.8		$11.7

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
Commodity swaps, exchange-traded futures, options, physical commodity forward purchase and sale contracts (that do not qualify as normal purchases or normal sales), and interest rate swaps are generally valued using industry-standard models that consider various assumptions, including quoted forward prices, spot prices, interest rates, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines the classification as Level 2 or 3. Our contracts are valued based on exchange pricing and/or price index developers such as Platts or Argus and are, therefore, classified as Level 2. Commodity investments are valued using published market prices of the commodity on the applicable exchange and are, therefore, classified as Level 1.
Our Environmental Credits Obligation surplus or deficit is based on the amount of RINs or other emissions credits we must purchase, net of amounts internally generated and purchased and the price of those RINs or other emissions credits as of the balance sheet date, by refinery/obligor. The Environmental Credits Obligation surplus or deficit is categorized as Level 2, and is measured at fair value either directly through observable inputs or indirectly through market-corroborated inputs.
In March 2018, the El Dorado refinery received approval from the EPA for a small refinery exemption from the requirements of the renewable fuel standard for the 2017 calendar year, which resulted in a reduction of our RINs Obligation and related cost of materials and other of approximately $59.3 million for the six months ended June 30, 2018. In March 2018, the Krotz Springs refinery received such approval for 2017 as well, which resulted in a reduction of our RINs Obligation and related cost of materials and other of approximately $31.6 million for the six months ended June 30, 2018.

33 |

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
The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of Delek's assets and liabilities that fall under the scope of ASC 825. As of and for the six months ended June 30, 2019 and 2018, we elected to account for our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. Our J. Aron step-out liability was categorized as Level 2, and measured at fair value using market prices for the consigned crude oil and refined products we were required to repurchase from J. Aron at the end of the term of the Supply and Offtake Agreement prior to the December 2018/January 2019 amendments to each of the Supply and Offtake Agreements. The J. Aron step-out liability was presented in the Obligation under Supply and Offtake Agreement line item of our condensed consolidated balance sheets. Gains (losses) related to the change in fair value was recorded as a component of cost of materials and other in the condensed consolidated statements of income. With respect to the amended Supply and Offtake Agreements, such amendments being effective December 2018 for our Big Spring Agreement and January 2019 for our El Dorado and Krotz Springs Agreements, we apply fair value measurement as follows: (1) we determine fair value for our amended fixed-price step-out liability based on changes in fair value related to interest rate risk where such obligation is categorized as Level 2 and is presented in the current or long-term portion, based on maturity of the agreement, of the Obligation under Supply and Offtake Agreements on our condensed consolidated balance sheets, and where gains (losses) related to changes in fair value are recorded as a component of interest expense in the condensed consolidated statements of income; and (2) we determine fair value of the short-term commodity-indexed financing facility based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2 and is presented in the current portion of the Obligation under Supply and Offtake Agreements on our condensed consolidated balance sheets, and where gains (losses) related to the change in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income.
Commodity investments represent those commodities (generally crude oil) physically on hand as a result of trading activities with physical forward contracts. Such investment stores are maintained on a weighted average cost basis for determining realized gains and losses on physical sales under forward contracts, and ending balances are adjusted to fair value at each reporting date. The unrealized loss on commodity investments for the three and six months ended June 30, 2019 totaled $1.0 million and $2.0 million, respectively.
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$256.8	$—	$256.8
Commodity investments	4.6	—	—	4.6
RIN commitment contracts	—	2.5	—	2.5
Environmental Credits Obligation surplus	—	16.3	—	16.3
Total assets	4.6	275.6	—	280.2
Liabilities
Commodity derivatives	—	(238.0)	—	(238.0)
RIN commitment contracts	—	(0.8)	—	(0.8)
Environmental Credits Obligation deficit	—	(15.6)	—	(15.6)
J. Aron step-out liability	—	(380.5)	—	(380.5)
Total liabilities	—	(634.9)	—	(634.9)
Net liabilities	$4.6	$(359.3)	$—	$(354.7)

34 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$459.8	$—	$459.8
Commodity investments	15.8	—	—	15.8
RIN commitment contracts	—	2.0	—	2.0
Environmental Credits Obligation surplus	—	10.3	—	10.3
Total assets	15.8	472.1	—	487.9
Liabilities
Commodity derivatives	—	(409.0)	—	(409.0)
RIN commitment contracts	—	(6.7)	—	(6.7)
Environmental Credits Obligation deficit	—	(11.8)	—	(11.8)
J. Aron step-out liability	—	(362.2)	—	(362.2)
Total liabilities	—	(789.7)	—	(789.7)
Net liabilities	$15.8	$(317.6)	$—	$(301.8)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of June 30, 2019 and December 31, 2018, $0.5 million and $0.4 million, respectively, of cash obligation was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 11 for further information regarding derivative instruments.

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
One of our Alon subsidiaries was the defendant in a legal action related to an easement dispute arising from a purchase of property that occurred in October 2014, prior to the Delek/Alon Merger. In June 2019, the court found in favor of the plaintiffs and assessed damages against such subsidiary totaling $6.7 million, which is included as of June 30, 2019 in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet, and which reflects a $5.7 million increase in the accrual recorded during the three months ended June 30, 2019. Additionally, through June 30, 2019, we have incurred $1.2 million of related legal expenses, $1.0 million and $1.1 million of which was incurred during the three and six months ended June 30, 2019, respectively, and has been recorded in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of June 30, 2019 and December 31, 2018, AltAir (one of the California Discontinued Entities) was the party to a lawsuit whereby the plaintiff alleged breach of contract relating to a supply agreement during the period prior to the Delek/Alon Merger. We recorded a contingent liability associated with this matter (the "Ten-Tex Litigation") totaling $5.0 million as part of the purchase price allocation, which was finalized in June 2018. In July 2019, we reached a settlement with the plaintiff, whereby we are obligated for $2.3 million of the judgment against AltAir. Additionally, we believe that it's probable that the plaintiff will be successful in recovering a portion of its legal fees, and have estimated this liability to be approximately $0.3 million. Because the settlement was reached prior to the issuance of these consolidated financial statements, we have reduced our litigation accrual by $2.4 million during the three and six months ended June 30, 2019, which has been recorded in loss from discontinued operations (See Note 7).
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

35 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The Big Spring refinery has been negotiating an agreement with the EPA for over 10 years under the EPA’s National Petroleum Refinery Initiative regarding alleged historical violations of the federal Clean Air Act related to emissions and emissions control equipment. A Consent Decree resolving these alleged historical violations for the Big Spring refinery was lodged with the United States District Court for the Northern District of Texas on June 6, 2017. An amendment to the Consent Decree was agreed upon by Delek and the EPA/ United States Department of Justice (the "DOJ"), in late 2018 and was executed by Delek. The amended Consent Decree was lodged during the first quarter of 2019, and was entered by the Court on June 5, 2019. The civil penalty of $0.5 million was paid on June 18, 2019. Per the Consent Decree, the Company will be required to expend capital for pollution control equipment that may be significant over the next 10 years.
As of June 30, 2019, we have recorded an environmental liability of approximately $142.3 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the refineries and terminals prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. Approximately $3.7 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
Crude Oil Releases
We have experienced several crude oil releases involving our assets, including four releases that occurred in the first quarter of 2019, three releases that occurred in the first quarter of 2018, and three releases that occurred in the fourth quarter of 2018. Cleanup operations and site maintenance and remediation efforts on these and other releases have been substantially completed. Confirmatory sampling is currently underway. We expect regulatory closure by the end of 2019. There were no significant spills in the second quarter of 2019.
Many of the releases have occurred on the SALA Gathering System. Currently, we are in the process of decommissioning certain sections of the SALA Gathering System in an effort to improve the safety and integrity of the system. We do not expect for the decommissioning of certain gathering lines on the system to have a material effect on the operational capabilities of the system.
The DOJ, on behalf of the EPA, and the State of Arkansas, on behalf of the Arkansas Department of Environmental Quality, have been pursuing an enforcement action against Delek Logistics with regard to potential violations of the Clean Water Act and certain state laws arising from the release of crude oil from a pumping facility at its Magnolia Station near the El Dorado Refinery ( the "Magnolia Release") since June 2015. On July 13, 2018, the DOJ and the State of Arkansas filed a civil action against two of Delek Logistics’ wholly-owned subsidiaries, Delek Logistics Operating LLC and SALA Gathering Systems LLC, in the United States District Court for the Western District of Arkansas.
In December 2018, Delek, the Unites States and the state of Arkansas reached an agreement to settle the claims related to the Magnolia Release for $2.2 million and the claims against Delek Logistics were resolved and an additional demand for a compliance audit at the Magnolia terminal was abandoned pursuant to payment of monetary penalties and other relief. As of June 30, 2019, we have accrued $2.2 million for the Magnolia Release. We believe this amount is adequate to cover our expected obligations related to these proceedings. The accrual is recorded in accrued expenses and other current liabilities in our condensed consolidated balance sheet. In July 2019, Delek signed and

36 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

submitted to the DOJ, a consent decree (the "Magnolia Consent Decree") to settle the release.  We expect the Magnolia Consent Decree to be finalized and to settle the accrual in the second half of 2019.
Letters of Credit
As of June 30, 2019, we had in place letters of credit totaling approximately $267.2 million with various financial institutions securing obligations primarily with respect to our commodity purchases for the refining segment and certain of our insurance programs. There were no amounts drawn by beneficiaries of these letters of credit at June 30, 2019.

Note 14 - Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), companies are required to apply an estimated annual tax rate to interim period results on a year-to-date basis; however, the estimated annual tax rate should not be applied to interim financial results if a reliable estimate cannot be made.  In this situation, the interim tax rate should be based on actual year-to-date results.  We used an estimated annual tax rate to record income taxes for the three and six months ended June 30, 2019 and June 30, 2018.
For the three and six months ended June 30, 2018, we recorded additional income tax expense of $10.0 million and $2.6 million, respectively as a component of income tax expense from continuing operations related to the continued assessment of the tax effects of the 2017 Tax Cuts and Jobs Act ("Tax Reform Act"). This adjustment to the previously recorded provisional amounts include the tax effects on the remeasurement of the existing net deferred tax liabilities. We also had a reclassification of $1.6 million from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Act, which was recorded during the first quarter of 2018.
Our effective tax rate was 22.5% and 22.8% for the three and six months ended June 30, 2019, respectively, compared to 27.3% and 23.3% for the three and six months ended June 30, 2018, respectively. The change in our effective tax rate was primarily due to the following discrete adjustments that were reported in the first and second quarters of 2018: further remeasurement of deferred tax assets and liabilities to properly account for the effects of the Tax Reform Act under Staff Accounting Bulletin 118; tax benefit for federal tax credits attributable to the Company's biodiesel blending operations for 2017 that have not been extended by Congress; tax expense associated with the impairment of assets held for sale; and changes in valuation allowance attributable to the book-tax basis differences from the Big Spring Logistic Asset Acquisition (See Note 5).

Note 15 - Related Party Transactions
Transactions with Red River Pipeline Company, LLC
For the both three and six months ended June 30, 2019, our refining segment paid pipeline throughput fees of $1.4 million to Red River. As of June 30, 2019, we carried a $1.5 million payable balance to Red River, which is reflected in accounts payable to related party on our condensed consolidated balance sheet. Delek Logistics owns 33% of Red River, and Plains, a third party, owns the other 67%.
Transaction with Caddo Pipeline, LLC ("CP LLC")
For the three and six months ended June 30, 2019, our refining segment paid pipeline throughput fees to CP LLC of $0.2 million and $0.3 million, respectively, compared to $0.5 million and $0.6 million for the three and six months ended June 30, 2018, respectively. Delek Logistics owns 50% of CP LLC, and Plains All American Pipeline, LLC, a third-party, owns the other 50%.
Transactions with Rangeland RIO Pipeline, LLC ("Andeavor Logistics")
During 2018, Rangeland RIO Pipeline, LLC was acquired by Andeavor and became Andeavor Logistics RIO Pipeline LLC ("Andeavor Logistics"). For the three and six months ended June 30, 2019, respectively, our refining segment paid pipeline throughput fees of $4.5 million, and $8.9 million to Andeavor Logistics compared to $5.6 million and $9.8 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019 and December 31, 2018, respectively, we carried a $1.6 million and $1.5 million payable balance to Andeavor Logistics, which is reflected in accounts payable to related party on our condensed consolidated balance sheets. Delek Logistics owns 33% of Andeavor Logistics, and Rangeland Energy II, LLC, a third-party, owns 67%.
Transactions with Wright Asphalt Products Company, LLC ("Wright Asphalt")
For both the three and six months ended June 30, 2019, our refining segment paid throughput fees of $0.8 million to Wright Asphalt. There were no throughput fees paid for the three and six months ended June 30, 2018. In addition, for the three and six months ended June 30, 2019, respectively, included in our corporate, other and eliminations activities, we had related party revenues of $21.2 million and $28.2 million from Wright Asphalt related to asphalt sales compared to $16.3 million and $20.3 million for the three and six months ended June 30, 2018, respectively. Purchases from Wright Asphalt for both three and six months ended June 30, 2019 were $1.2 million, compared to $0.2 million for both three and six months ended June 30, 2018. As of June 30, 2019, we carried a $0.3 million payable balance to Wright Asphalt, which is reflected in accounts payable from related party on our condensed consolidated balance sheet and a $4.2 million receivable balance from Wright Asphalt, which is reflected in accounts receivable from related party on our condensed consolidated balance sheet. Alon owns 50% of Wright Asphalt, and TTRD, Ltd., a third-party, owns the other 50%.
Transactions with Paramount Nevada Asphalt Company, LLC ("PNAC")
For the period from the Delek/Alon Merger date of July 1, 2017 through May 21, 2018 we had related party transactions with PNAC. Alon owned 50% of PNAC, and Granite Construction Inc., a third-party, owned the other 50%. On May 21, 2018, Delek sold its 50% interest in PNAC - see note Note 8 for further information. For the three and six months ended June 30, 2018 our other segment had related party revenues of $0.4 million and $1.6 million, respectively, from PNAC related to asphalt sales.
Transactions with North Little Rock Energy Logistics, LLC ("NLR")
For the three and six months ended June 30, 2019, our refining segment paid pipeline throughput fees of $0.3 million and $0.6 million to NLR compared to $0.1 million for both three and six months ended June 30, 2018. As of June 30, 2019, there was a nominal receivable balance from NLR. At December 31, 2018, we carried a $0.3 million payable balance to NLR, which is reflected in accounts payable to related party on our condensed consolidated balance sheets. Delek Logistics own 50% of NLR, and Green Plains Partners, LP, a third-party, owns the other 50%.

Note 16 - Other Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	June 30, 2019	December 31, 2018
Prepaid expenses	$16.5	$15.8
Short-term derivative assets (see Note 11)	29.0	61.9
Income and other tax receivables	8.2	24.3
Environmental Credits Obligation surplus (see Note 12)	16.3	10.3
Commodity investments	4.6	15.6
Other	18.1	7.8
Total	$92.7	$135.7

The detail of other non-current assets is as follows (in millions):

Other Non-Current Assets	June 30, 2019	December 31, 2018
Long-term deferred tax asset	$4.0	$—
Deferred financing costs	9.0	10.6
Supply and Offtake receivable	32.7	32.7
Long-term derivative assets (see Note 11)	0.7	1.0
Other equity investment (1)	4.4	—
Other	7.2	8.6
Total	$58.0	$52.9

(1) This investment does not have readily determinable fair value and is recorded at its cost. There is no current or cumulative adjustment related to this investment.

37 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	June 30, 2019	December 31, 2018
Income and other taxes payable	$110.7	$126.0
Short-term derivative liabilities (see Note 11)	5.2	16.2
Interest payable	8.1	10.2
Employee costs	34.7	46.5
Environmental liabilities (see Note 13)	3.7	3.8
Product financing agreements	4.8	—
Environmental Credits Obligation deficit (see Note 12)	15.6	11.8
Accrued utilities	6.6	10.6
Tank inspection liabilities	6.9	7.0
Crude liabilities	104.4	42.3
Other	50.1	33.3
Total	$350.8	$307.7

The detail of other non-current liabilities is as follows (in millions):

Other Non-Current Liabilities	June 30, 2019	December 31, 2018
Pension and other postemployment benefit liabilities, net (see Note 19)	$16.7	$17.6
Long-term derivative liabilities (see Note 11)	4.5	1.0
Liability for unrecognized tax benefits	24.1	19.2
Above-market leases	—	9.2
Tank inspection liabilities	9.9	9.9
Other	2.0	6.0
Total	$57.2	$62.9

Note 17 - Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 and Alon USA Energy, Inc. 2005 Long-Term Incentive Plans (collectively, the "Incentive Plans")
Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $6.6 million ($5.2 million, net of taxes) and $11.4 million ($9.0 million, net of taxes) for the three and six months ended June 30, 2019, respectively, and $5.6 million ($4.4 million, net of taxes) and $10.1 million ($8.0 million, net of taxes) for the three and six months ended June 30, 2018, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of June 30, 2019, there was $58.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.5 years.
We issued 139,057 and 383,623 shares of common stock as a result of exercised or vested equity-based awards during the three and six months ended June 30, 2019, respectively, and 324,658 and 445,061 shares for the three and six months ended June 30, 2018, respectively. These amounts are net of 153,940 and 324,076 shares withheld to satisfy employee tax obligations related to the exercises and vestings during the three and six months ended June 30, 2019, respectively, and 580,037 and 834,761 shares during the three and six months ended June 30, 2018, respectively.
Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
Compensation expense for Delek Logistics GP equity-based awards was $0.2 million ($0.1 million, net of taxes) and $0.3 million ($0.2 million, net of taxes) for the three and six months ended June 30, 2019, respectively, and $0.2 million ($0.1 million, net of taxes) and $0.3 million ($0.2 million, net of taxes) for the three and six months ended June 30, 2018, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of June 30, 2019, there was $0.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.9 years.

38 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 18 - Stockholders' Equity
Dividends
During the six months ended June 30, 2019, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
February 19, 2019	$0.27	March 5, 2019	March 19, 2019
April 30, 2019	$0.28	May 20, 2019	June 3, 2019

Stock Repurchase Program
On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. During the three and six months ended June 30, 2019, 1,647,078 and 2,938,722 shares of our common stock were repurchased for a total of $58.6 million and $104.8 million, respectively, compared to repurchases of 371,271 and 2,941,203 shares during the three and six months ended June 30, 2018 for a total of $20.0 million and $115.3 million, respectively. As of June 30, 2019, there was $304.9 million of authorization remaining under Delek's aggregate stock repurchase program.

Note 19 - Employees
Postretirement Benefits
The components of net periodic benefit cost related to our benefit plans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Components of net periodic (benefit) cost:	2019	2018	2019	2018
Service cost	$—	$0.2	$—	$0.4
Interest cost	1.3	1.2	2.7	2.4
Expected return on plan assets	(1.9)	(1.8)	(3.7)	(3.6)
Recognition due to settlement	—	—	—	(0.1)
Net periodic benefit	$(0.6)	$(0.4)	$(1.0)	$(0.9)

The service cost component of net periodic benefit is included as part of general and administrative expenses in the accompanying condensed consolidated statements of income. The other components of net periodic benefit are included as part of other non-operating expense (income), net in the accompanying condensed consolidated statements of income. During the year ended December 31, 2018, we completely settled the supplemental retirement income plan of the retail segment, and we had a partial settlement of Alon's executive non-qualified restoration plan. In addition, we entered into an agreement with the International Union of Operating Engineers (the "Union") to extend the Union agreement to March 31, 2022, and to freeze Alon's qualified pension plan for union employees effective July 31, 2018. As part of the extended Union agreement, the Company agreed to compensate each pension-eligible employee in the Union for the loss of the pension benefit over the remaining union contract period in four annual installments, where payments are contingent upon continued employment at each annual payment date. The payments, the first of which was made in July 2018, are expected to total approximately $6.9 million in the aggregate without considering forfeitures (which cannot yet be estimated). The related expense has been or will be recognized over the remaining union contract period as follows (estimated without considering forfeitures): approximately $1.0 million during the six months ended June 30, 2019 and approximately $1.0 million for the remainder of 2019; approximately $2.0 million during each of the years 2020 and 2021, and approximately $0.1 million in 2022. In addition during the fourth quarter of 2018, we spun off a portion of the Alon's qualified pension plan into a new plan for Union employees - The Alon USA Pension Plan for Collective Bargained Employees. The assets were allocated as required under IRC Section 414. The remaining accumulated other comprehensive income at that date was split between the two plans based on their respective portions of the projected benefit obligation (the "Projected Benefit Obligation") which is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases.

39 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Our estimated contributions to our pension plans during 2019 have not changed significantly from amounts previously disclosed in the notes to the consolidated financial statements for the year ended December 31, 2018. For the three and six months ended June 30, 2019, we made no contributions to our funded qualified pension plan and made contributions of $0.1 million related to payments to participants in our unfunded pension plans for the six months ended June 30, 2019, none of which were made in the second quarter of 2019.

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
As of June 30, 2019, $30.0 million of our net property, plant, and equipment balance is subject to an operating lease. This agreement does not include options for the lessee to purchase our leasing equipment, nor does it include any material residual value guarantees or material restrictive covenants.

(in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Cost
Operating lease costs	$17.1	$30.6
Short-term lease costs (1)	3.7	7.3
Sublease income	(2.8)	(4.5)
Net lease costs	$18.0	$33.4

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(17.1)	$(30.6)

Leased assets obtained in exchange for new operating lease liabilities	$8.1	$8.1

Weighted-average remaining lease term (years) operating leases	6.8	6.8

Weighted-average discount rate operating leases (2)	6.2%	6.2%
(1) Includes an immaterial amount of variable lease cost.
(2) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

40 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is an estimate of the maturity of our lease liabilities for operating leases having remaining noncancelable terms in excess of one year as of June 30, 2019 (in millions) under the new lease guidance ("ASC 842"):

Maturity of Lease Liabilities	Total
July 1 to December 31, 2019	$28.8
2020	51.5
2021	40.0
2022	27.0
2023	21.8
Thereafter	77.5
Total future lease payments	246.6
Less: Interest	45.3
Present Value of Lease Liabilities	$201.3

The following is an estimate of our future minimum lease payments for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2018 (in millions) under the legacy lease guidance ("ASC 840"):

Minimum Lease Payments
2019	$48.1
2020	42.1
2021	39.5
2022	28.5
2023	23.4
Thereafter	77.9
Total future minimum lease payments	$259.5

Note 21 - Subsequent Events
Dividend Declaration
On July 29, 2019, our Board of Directors voted to declare a quarterly cash dividend of $0.29 per share of our common stock, payable on September 3, 2019 to shareholders of record on August 19, 2019.
Settlement of Litigation
In July 2019, we reached a settlement on the Ten-Tex Litigation (see Note 13) related to one of the California Discontinued Entities that resulted in a reduction in our contingent loss accrual totaling $2.4 million, resulting in a remaining obligation (inclusive of an estimate for our obligation for plaintiff legal fees) of $2.6 million. Such reduction has been recorded in loss from discontinued operations on the accompanying consolidated statements of operations for the three and six months ended June 30, 2019. See Notes 7 and 13 for further discussion.
Investment in Pipeline Joint Venture
On July 30, 2019, we, through our wholly-owned direct subsidiary Delek US Energy, Inc. (“Delek Energy”), entered into a limited liability company agreement (the “LLCA”) and related agreements with multiple joint venture members of Wink to Webster Pipeline LLC (“WWP”). Pursuant to the LLCA, Delek Energy will have a 15% ownership interest in WWP. WWP intends to construct and operate a crude oil pipeline system from Wink, Texas to Webster, Texas along with certain pipelines from Webster, Texas to other destinations in the Gulf Coast area. Pursuant to the LLCA, Delek Energy will be required to contribute its percentage interest of the applicable construction costs (including certain costs previously incurred by WWP) and it is anticipated that Delek Energy’s capital contributions will total approximately $340 million to $380 million over the course of construction (expected to be two to three years), with an initial capital contribution of $40.0 million due within 30 days of the execution of the LLCA.

41 |

Management's Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K as amended and filed with the Securities and Exchange Commission ("SEC") on June 27, 2019 (the "Annual Report on Form 10-K"). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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

42 |

Management's Discussion and Analysis

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
Executive Summary and Strategic Overview
Business Overview
We are an integrated downstream energy business focused on petroleum refining, the transportation, storage and wholesale distribution of crude oil, intermediate and refined products and convenience store retailing. Effective July 1, 2017, we acquired through the Delek/Alon Merger the operations and net assets of Alon. The Delek/Alon Merger continues to have a significant impact on our revenue and profitability as well as earnings per share, our net asset position, our purchasing position in the marketplace, our footprint in the refining industry, especially in the Gulf Coast Region/Permian Basin, and our ability to go to market and secure financing.
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

43 |

Management's Discussion and Analysis

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
Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), where we owned a 61.4% limited partner interest (at June 30, 2019) in Delek Logistics and a 94.6% interest in the entity that owns the entire 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's pipelines and transportation business owns or leases capacity on approximately 400 miles of crude oil transportation pipelines, approximately 450 miles of refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 9.6 million barrels of active shell capacity. Our logistics segment owns and operates nine light product terminals and markets light products using third-party terminals.
Our retail segment at June 30, 2019 includes the operations of 263 owned and leased convenience store sites located primarily in central and west Texas and New Mexico which were acquired in connection with the Delek/Alon Merger. Our convenience stores typically offer various grades of gasoline and diesel under the Delek or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Delek or Alon brand names pursuant to a license agreement with 7-Eleven, Inc. which gives us a perpetual license to use the 7-Eleven trademark, service name and trade name in west Texas and a majority of the counties in New Mexico in connection with our retail store operations. In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination require the removal of all 7-Eleven branding on a store-by-store basis by the earlier of December 31, 2021 or the date upon which our last 7-Eleven store is de-identified or closed. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the termination. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In connection with our retail strategic initiatives, we closed or sold 20 under-performing or non-strategic store locations during the six months ended June 30, 2019 and have plans to close 10 additional stores during the remainder of 2019.

44 |

Management's Discussion and Analysis

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
Our corporate activities, results of certain immaterial operating segments (including Alon's asphalt terminal operations effective with the Delek/Alon Merger), results and assets of discontinued operations and intercompany eliminations are reported in corporate, other and eliminations in our segment disclosure.
As part of our overall business strategy, we regularly evaluate opportunities to expand our portfolio of businesses and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations.
2019 Developments
Transactions designed to maximize shareholder return
Dividend Declaration
On July 29, 2019, Delek's Board of Directors voted to declare a quarterly cash dividend of $0.29 per share, payable on September 3, 2019, to stockholders of record on August 19, 2019. Our previous quarterly cash dividend amounts ranged between $0.20 to $0.26 per share throughout 2018, was $0.27 for the first quarter 2019 and was $0.28 for the second quarter of 2019.
Share Repurchases
During the three and six months ended June 30, 2019, Delek repurchased 1,647,078 and 2,938,722 shares for an aggregate purchase price of $58.6 million and $104.8 million, respectively, under the most recent share repurchase plan which provided for repurchases up to $500.0 million and was approved by the board on November 6, 2018. As of June 30, 2019, there remained $304.9 million available for repurchases under the most recent repurchase plan.
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
Investment in Pipeline Joint Venture
In September 2018, Delek announced plans for a joint venture with Energy Transfer, Magellan, and MPLX to construct a 600-mile common carrier pipeline to transport crude oil from the Permian Basin to the Texas Gulf Coast region (the "Proposed PGC Partnership"). During the first quarter 2019, we elected not to move forward with the Proposed PGC Partnership which allowed us to explore other options to participate in a long-haul crude oil pipeline.
On July 30, 2019, we, through our wholly-owned direct subsidiary Delek US Energy, Inc. (“Delek Energy”), entered into a limited liability company agreement (the “LLCA”) and related agreements with multiple joint venture members of Wink to Webster Pipeline LLC (“WWP”). Pursuant to the LLCA, Delek Energy will have a 15% ownership interest in WWP. WWP intends to construct and operate a crude oil pipeline system from Wink, Texas to Webster, Texas along with certain pipelines from Webster, Texas to other destinations in the Gulf Coast area. Pursuant to the LLCA, Delek Energy will be required to contribute its percentage interest of the applicable construction costs (including certain costs previously incurred by WWP) and it is anticipated that Delek Energy’s capital contributions will total approximately $340 million to $380 million over the course of construction (expected to be two to three years), with an initial capital contribution of $40.0 million due within 30 days of the execution of the LLCA.This investment was made to advance our long-term strategic objectives to expand our midstream investments and network/pipeline access.
Red River Joint Venture
In May 2019, Delek Logistics, through its wholly owned indirect subsidiary Delek Logistics Pipeline, LLC (“Delek Logistics Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, Delek Logistics Pipeline contributed approximately $124.7

45 |

Management's Discussion and Analysis

million, substantially all of which was financed under the Delek Logistics Credit Facility, to Red River in exchange for a 33% membership interest in Red River and Delek Logistics Pipeline’s admission as a member of Red River ("Red River Pipeline Joint Venture"). Red River intends to proceed with an expansion project to increase the capacity of the pipeline from 150,000 barrels per day to 235,000 barrels per day and, pursuant to the Contribution Agreement, in May 2019 we contributed an additional $3.5 million for such expansion project. This investment was also made to advance our long-term strategic objectives to expand our midstream investments and network/pipeline access.
Transactions designed to minimize the cost of capital/manage financial risk exposures
2019 Amendments to Supply and Offtake Agreements
During January 2019, we amended the El Dorado refinery and the Krotz Springs refinery Supply and Offtake Agreements with J. Aron & Company ("J. Aron") so that the repurchase of baseline volumes at the end of the applicable Supply and Offtake Agreement term (representing the "Baseline Step-Out Liabilities") will be based upon a fixed price instead of a market-indexed price and therefore subject to changes in fair value that reflect changes in interest rate risk rather than commodity price risk. The modified arrangement results in a Baseline Step-Out Liability that is no longer subject to commodity volatility, but for which its fair value is subject to interest rate risk. As a result, we recorded a gain on the change in fair value resulting from the modification of the instruments from commodities-based risk to interest rate risk in cost of materials and other in the first quarter of 2019. Such Baseline Step-Out Liabilities will continue to be recorded at fair value, where the fair value will reflect changes in interest rate risk rather than commodity price risk. See further discussion in Note 9 of our condensed consolidated financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
2019 Amendment to the Term Loan Credit Facility Agreement
On May 22, 2019 (the "First Incremental Effective Date"), we amended the Term Loan Credit Facility agreement pursuant to the terms of the First Incremental Amendment to Term Loan Credit Agreement (the "Incremental Amendment"). Pursuant to the Incremental Amendment, the Company borrowed $250.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”) at an original issue discount of 0.75%, increasing the aggregate principal amount of loans outstanding under the Term Loan Credit Facility on the First Incremental Effective Date to $943.0 million. Per the Incremental Amendment, the required scheduled quarterly principal payments under the Term Loan Credit Facility increased from $1.750 million to $2.375 million commencing with the quarterly principal payment due on June 28, 2019. The terms of the Incremental Term Loans are substantially identical to the terms applicable to the initial term loans under the Term Loan Credit Facility borrowed in March 2018. There are no restrictions on the Company's use of the proceeds of the Incremental Term Loans, and the proceeds may be used to (i) to reduce utilizations under the Revolving Credit Facility, (ii) for general corporate purposes and (iii) to pay transaction fees and expenses associated with the Incremental Amendment.
Market Trends
Our results of operations are significantly affected by fluctuations in the prices of certain commodities, including, but not limited to, crude oil, gasoline, distillate fuel, biofuels, natural gas and electricity. Historically, our profitability has been affected by commodity price volatility, specifically as it relates to the price of crude oil and refined products.
The table below reflects the quarterly high, low and average prices of WTI Midland crude oil for each of the quarterly periods in 2018 and for the two quarterly periods in 2019.

46 |

Management's Discussion and Analysis

The table below reflects the quarterly high, low and average prices of WTI Cushing crude oil for each of the quarterly periods in 2018 and for the two quarterly periods in 2019.

The table below reflects the quarterly high, low and average Gulf Coast 5-3-2 crack spread (Tyler benchmark) for each of the quarterly periods in 2018 and for the two quarterly periods in 2019.

The table below reflects the quarterly high, low and average Gulf Coast 3-2-1 crack spread (Big Spring benchmark) for each of the quarterly periods in 2018 and for the two quarterly periods in 2019.

47 |

Management's Discussion and Analysis

The table below reflects the quarterly high, low and average Gulf Coast 2-1-1 crack spread (Krotz Springs benchmark) for each of the quarterly periods in 2018 and for the two quarterly periods in 2019.

48 |

Management's Discussion and Analysis

The market price of refined products contributed to the increase in the average Gulf Coast 5-3-2 crack spread to $14.28 during the first six months of 2019 from $12.99 during the first six months of 2018, with the Gulf Coast price of gasoline (CBOB) decreasing 11.2%, from an average of $1.87 per gallon in the first six months of 2018 to $1.66 per gallon in the first six months of 2019 and the Gulf Coast price of High Sulfur Diesel decreased 4.8%, from an average of $1.87 per gallon in the first six months of 2018 to $1.78 per gallon in the first six months of 2019. The charts below illustrate the quarterly high, low and average prices of Gulf Coast Gasoline, U.S. Gulf Coast High Sulfur Diesel and Ultra Low Sulfur Diesel ("ULSD") for each of the quarterly periods in 2018 and for the two quarterly periods in 2019.

49 |

Management's Discussion and Analysis

As U.S. crude oil production has increased, we have seen the discount for WTI Cushing compared to Brent widen. This generally leads to higher margins in our refineries, as refined product prices are influenced by Brent crude prices and the majority of our crude supply is WTI-linked. The average discount for WTI Cushing compared to Brent increased to $8.78 during the first six months of 2019 from $5.66 during the first six months of 2018. We note similar historical trends when reviewing the discount for WTI Cushing compared to LLS, where the average discount increased to $7.37 during the first six months of 2019 from $3.99 during the first six months of 2018. Additionally, our refineries continue to have relatively greater access to WTI Midland and WTI Midland-linked crude feedstocks compared to certain of our competitors. The average discount for WTI Midland compared to WTI Cushing decreased to $1.71 during the first six months of 2019 from a discount of $4.33 during the first six months of 2018. As these price discounts increase, so does our competitive advantage, created by our access to WTI Midland-linked crude oil pricing. The chart below illustrates the differentials of both Brent crude oil and WTI Midland crude oil as compared to WTI Cushing crude oil for each of the quarterly periods in 2018 and for the two quarterly periods in 2019.

50 |

Management's Discussion and Analysis

Environmental regulations continue to affect our margins in the form of volatility in the cost of renewable identification number ("RINs"). On a consolidated basis, we work to balance the cost of our credits for commitments required by the EPA to blend biofuels into fuel products ("RINs Obligation") in order to minimize the effect of RINs on our results. While we generate RINs in both our refining and logistics segments through our ethanol blending and biodiesel production, our refining segment needs to purchase additional RINs to satisfy its obligations. As a result, increases in the price of RINs generally adversely affect our results of operations. It is not possible at this time to predict with certainty what future volumes or costs may be, but given the volatile price of RINs, the cost of purchasing sufficient RINs could have an adverse impact on our results of operations if we are unable to recover those costs in the price of our refined products. The chart below illustrates the volatile nature of the price for RINs for each of the quarterly periods in 2018 and for the two quarterly periods in 2019.

Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the six months ended June 30, 2019, from those disclosed in our Annual Report on Form 10-K.
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments or estimates. Based on this definition and as further described in our 2018 Annual Report on Form 10-K, we believe our critical accounting policies include the following: (i) estimating our quarterly inventory adjustments using the last-in, first-out valuation method for the Tyler refinery, (ii) evaluating impairment for property, plant and equipment and definite life intangibles, (iii) evaluating potential impairment of goodwill, (iv) estimating environmental expenditures, and (v) estimating asset retirement obligations. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K. See Note 1 of the condensed consolidated financial statements in Item 1, Financial Statements for discussion of updates to our accounting policies.

51 |

Management's Discussion and Analysis

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

•
Refined product margin - calculated as the difference between net revenues attributable to refined products (produced and purchased) and related cost of materials and other (which is applicable to both the refining segment and the west Texas wholesale marketing activities within our logistics segment); and

•
Refining margin per barrels sold - calculated as refining margin divided by our average refining sales in barrels per day (excluding purchased barrels) multiplied by 1,000 and multiplied by the number of days in the period.

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
Non-GAAP Reconciliations
The following table provides a reconciliation of refining margin to the most directly comparable U.S.GAAP measure, gross margin:
Reconciliation of refining margin to gross margin

Refining Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (1)	2019	2018 (1)
Net revenues	$2,367.8	$2,543.2	$4,459.8	$4,669.1
Cost of sales	2,222.7	2,399.3	4,051.5	4,424.1
Gross margin	145.1	143.9	408.3	245.0
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	115.0	113.2	236.0	227.9
Depreciation and amortization	33.2	33.1	64.3	65.3
Refining margin	$293.3	$290.2	$708.6	$538.2

(1)
Refining segment net revenues and cost of sales for the three and six months ended June 30, 2018 reflect a correction of an intercompany elimination which resulted in an increase in those accounts of $73.4 million not previously reflected on the unaudited consolidated financial statements in our June 30, 2018 Quarterly Report on Form 10-Q filed on August 9, 2018. Such amounts are not considered material to the financial statements and had no impact to gross margin or refining margin for those periods. See Note 23 to our annual audited consolidated financial statements included in Part II, Item 8 of our 2018 Annual Report on Form 10-K, as amended and filed on June 27, 2019, for further discussion.

52 |

Management's Discussion and Analysis

Summary Financial and Other Information
The following table provides summary financial data for Delek:
Statement of Operations Data (in millions)

Consolidated
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (1)	2019	2018 (1),(2)
Net revenues	$2,480.3	$2,636.9	$4,680.2	$4,990.1
Total operating costs and expenses	2,346.0	2,501.8	4,323.5	4,816.2
Operating income	134.3	135.1	356.7	173.9
Total non-operating expenses, net	25.1	14.8	47.3	82.4
Income from continuing operations before income tax expense	109.2	120.3	309.4	91.5
Income tax expense	24.6	32.8	70.4	21.3
Income from continuing operations, net of tax	84.6	87.5	239.0	70.2
Loss from discontinued operations, net of tax	(0.8)	(0.8)	(0.8)	(9.0)
Net income	83.8	86.7	238.2	61.2
Net income attributed to non-controlling interests	6.5	7.6	11.6	22.5
Net income attributable to Delek	$77.3	$79.1	$226.6	$38.7

(1)
Net revenues and cost of materials and other for the three and six months ended June 30, 2018 reflect a correction of an intercompany elimination which resulted in an increase in those accounts of $73.4 million not previously reflected on the unaudited consolidated financial statements in our June 30, 2018 Quarterly Report on Form 10-Q filed on August 9, 2018. Such amounts are not considered material to the financial statements and had no impact to operating income or segment contribution margin for those periods. See Note 23 to our annual audited consolidated financial statements included in Part II, Item 8 of our 2018 Annual Report on Form 10-K, as amended and filed on June 27, 2019, for further discussion.

(2)
Income tax expense for the six months ended June 30, 2018 reflects a correction made in our 2018 Annual Report on Form 10-K (as originally filed on March 1, 2019 ) to record additional deferred tax expense totaling $5.5 million related to the recognition of a valuation allowance on deferred tax assets recognized in connection with the Big Spring Logistic Assets Acquisition (see Note 5) not previously reported in our June 30, 2018 Quarterly Report on Form 10-Q filed on August 9, 2018. Such amount is not considered material to the financial statements or the trend of earnings for that period. See Note 23 to our annual audited consolidated financial statements included in Part II, Item 8 of our 2018 Annual Report on Form 10-K, as amended and filed on June 27, 2019, for further discussion.

53 |

Management's Discussion and Analysis

Results of Operations
Consolidated Results of Operations — Comparison of the Three and Six Months Ended June 30, 2019 versus the Three and Six Months Ended June 30, 2018
Net Income
Q2 2019 vs. Q2 2018
Consolidated net income for the second quarter of 2019 was $83.8 million compared to a net income of $86.7 million for the second quarter of 2018. Consolidated net income attributable to Delek for the second quarter of June 30, 2019 was $77.3 million, or $1.01 per basic share, compared to a net income of $79.1 million, or $0.94 per basic share, for the second quarter 2018. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.
YTD 2019 vs. YTD 2018
Consolidated net income for the six months ended June 30, 2019 was $238.2 million compared to net income of $61.2 million for the six months ended June 30, 2018. Consolidated net income attributable to Delek for the six months ended June 30, 2019 was $226.6 million, or $2.94 per basic share, compared to net income of $38.7 million, or $0.47 per basic share, for the six months ended June 30, 2018. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
Q2 2019 vs. Q2 2018
In the second quarters of 2019 and 2018, we generated net revenues of $2,480.3 million and $2,636.9 million, respectively, a decrease of $156.6 million, or 5.9%. The decrease in net revenues was primarily driven by the following factors:

•	in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 8.8%, ULSD of 7.9%, and High-Sulfur diesel ("HSD") of 8.2%;

•
in our logistics segment, decreases in the average volume sold and sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations, where the average sales prices per gallon of gasoline and diesel sold decreased $0.26 per gallon and $0.24 per gallon, respectively;

•
in our retail segment, decreases in fuel sales volumes and merchandise sales partially attributable to reduction in the average number of stores, and decrease in fuel sales due to a $0.19 decrease in average price charged per gallon; and

•	a reduction in revenue from our asphalt business due to the sale of asphalt assets in the second quarter of 2018.
Such decreases were partially offset by:

•	increased revenues in our logistics segment associated with our Paline Pipeline as a result of increased rates and a change in the fee structure.
YTD 2019 vs. YTD 2018
For the six months ended June 30, 2019 and 2018, we generated net revenues of $4,680.2 million and $4,990.1 million, respectively, a decrease of $309.9 million, or 6.2%. The decrease in net revenues was primarily driven by the following factors:

•	in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 11.2%, ULSD of 5.4%, and HSD of 4.8%; and

•
in our logistics segment, decreases in the average volume sold and sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations, where the average sales prices per gallon of gasoline and diesel sold decreased $0.21 per gallon and $0.17 per gallon, respectively.

Such decreases were partially offset by:

•	increased revenues in our logistics segment associated with our Paline Pipeline as a result of increased rates and a change in the fee structure.

54 |

Management's Discussion and Analysis

Cost of Materials and Other
Q2 2019 vs. Q2 2018
Cost of materials and other was $2,067.7 million for the second quarter of 2019 compared to $2,250.2 million for the second quarter of 2018, a decrease of $182.5 million, or 8.1%. The net decrease in cost of materials and other was primarily driven by the following:

•
decreases in the cost of crude oil feedstocks at the refineries including a decrease in the cost of WTI Cushing crude oil from an average of $68.03 per barrel to an average of $59.80, and a decrease in the cost of WTI Midland crude oil from an average of $59.93 per barrel to an average of $57.56 during the comparable periods;

•
a decrease in RIN expense from approximately $35.8 million to income of $1.0 million, where ethanol RIN prices averaged $0.17 per RIN in second quarter 2019 compared to $0.31 per RIN in the prior year period;

•	decreases in the cost of refined products in the logistics segment where the average cost per gallon of gasoline and diesel purchased decreased $0.23 per gallon and $0.17 per gallon, respectively;

•	a decrease in retail fuel cost of materials and other attributable to a decrease in average cost per gallon of $0.25; and

•	an increase in hedging gains to $30.7 million recognized during the second quarter of 2019 from a loss of $13.9 million recognized during the second quarter of 2018.
YTD 2019 vs. YTD 2018
Cost of materials and other was $3,767.1 million for the six months ended June 30, 2019 compared to $4,293.0 million for the six months ended June 30, 2018, a decrease of $525.9 million, or 12.3%. The net decrease in cost of materials and other was primarily driven by the following:

•
decreases in the cost of crude oil feedstocks at the refineries including a decrease in the cost of WTI Cushing crude oil from an average of $65.52 per barrel to an average of $57.36, and a decrease in the cost of WTI Midland crude oil from an average of $61.19 per barrel to an average of $55.65 during the comparable periods;

•	a decrease in RIN expense where ethanol RIN prices averaged $0.18 per RIN in six months ended June 30, 2019 compared to $0.45 per RIN in the prior year period;

•	decreases in the cost of refined products in the logistics segment where the average cost per gallon of gasoline and diesel purchased decreased $0.21 per gallon and $0.13 per gallon, respectively;

•	a decrease in retail fuel cost of materials and other attributable to a decrease in average cost per gallon of $0.20; and

•	an increase in hedging gains to $50.5 million recognized during the six months ended June 30, 2019 from a loss of $23.2 million recognized during the six months ended June 30, 2018.
Such decreases were partially offset by:

•
a prior period benefit of approximately $115.5 million related to a combination of the 2017 RINs waivers and a biodiesel tax credit recognized during the six months ended June 30, 2018 that was not recurring in the six months ended June 30, 2019.

Operating Expenses
Q2 2019 vs. Q2 2018
Operating expenses were $162.3 million for the second quarter of 2019 compared to $157.5 million for the second quarter of 2018, an increase of $4.8 million, or 3.0%. The increase in operating expenses was primarily driven by the following:

•	higher employee related costs primarily across our refining and logistics segment; and

•	higher outside service costs in our refining segment.
YTD 2019 vs. YTD 2018
Operating expenses were $329.0 million for the six months ended June 30, 2019 compared to $315.6 million for the six months ended June 30, 2018, an increase of $13.4 million, or 4.2%. The increase in operating expenses was primarily driven by the following:

•	higher employee related costs primarily in our refining and logistics segments;

•	higher contract services in our refining and logistics segments; and

•	partially offset by reductions in maintenance expense and chemical expenses in our refining segment.

55 |

Management's Discussion and Analysis

General and Administrative Expenses
Q2 2019 vs. Q2 2018
General and administrative expenses were $69.5 million for the second quarter of 2019 compared to $52.9 million for the second quarter of 2018, an increase of $16.6 million, or 31.4%. The increase in general and administrative expense was primarily driven by the following:

•	an increase in employee costs driven by higher annual incentive plan costs and increased headcount in corporate and other; and

•	increases in legal costs associated with various acquisition, investment, litigation and dispute matters; and

•	increases for various outside service costs.
YTD 2019 vs. YTD 2018
General and administrative expenses were $131.7 million and $118.1 million for the six months ended June 30, 2019 and 2018, respectively, a increase of $13.6 million, or 11.5%. The increase in general and administrative expense was primarily driven by the following:

•	an increase in employee costs driven by higher annual incentive plan costs and increased headcount;

•	increases in legal costs associated with various acquisition, investment, litigation and dispute matters;

•	increases in supplies expenses for subscriptions and office related costs; and

•	increases for various outside service costs.

Depreciation and Amortization
Q2 2019 vs. Q2 2018
Depreciation and amortization (included in both cost of sales and other operating expenses) was $50.1 million for the second quarter of 2019 compared to $49.2 million for the second quarter of 2018, a increase of $0.9 million, or 1.8%.
YTD 2019 vs. YTD 2018
Depreciation and amortization (included in both cost of sales and other operating expenses) was $96.9 million compared to $97.2 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of $0.3 million, or 0.3%.

Other Operating Income, Net
Q2 2019 vs. Q2 2018
Other operating income decreased by $4.4 million in the second quarter of 2019 to $3.6 million compared to expense of $8.0 million in the second quarter of 2018, partially due to higher net gains associated with our Canadian crude trading operations in the second quarter of 2018.
YTD 2019 vs. YTD 2018
Other operating income decreased by $6.5 million during the six months ended June 30, 2019 to $1.2 million compared to income of $7.7 million during the six months ended June 30, 2018, partially due to higher net gains associated with our Canadian crude trading operations in the second quarter of 2018.

Non-operating Expenses, Net
Interest Expense
Q2 2019 vs. Q2 2018
Interest expense increased by $1.3 million, or 4.1%, to $32.8 million in the second quarter of 2019 compared to $31.5 million in the second quarter of 2018, primarily driven by the following:

•
an increase in the average effective interest rate of 0.86% in the second quarter of 2019 compared to the second quarter of 2018 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding), partially offset by a decrease in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $274.6 million in the second quarter of 2019 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the second quarter of 2018.

56 |

Management's Discussion and Analysis

YTD 2019 vs. YTD 2018
Interest expense decreased by $2.5 million, or 3.9%, to $61.5 million during the six months ended June 30, 2019 compared to $64.0 million during the six months ended June 30, 2018, primarily driven by the following:

•
a decrease in the average effective interest rate of 0.26% during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding), partially offset by an increase in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $13.9 million during the six months ended June 30, 2019 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the six months ended June 30, 2018.

Results from Equity Method Investments
Q2 2019 vs. Q2 2018
We recognized income of $9.3 million from equity method investments during the second quarter of 2019, compared to $2.9 million for the second quarter of 2018, an increase of $6.4 million. This increase was primarily driven by the following:

•
an increase in income from our logistics joint ventures from $1.9 million in the second quarter of 2018 to $4.5 million in the second quarter of 2019, primarily due to the addition of the Red River Joint Venture in May 2019; and

•	an increase in income from our asphalt joint venture from $0.9 million in the second quarter of 2018 to $4.7 million in the second quarter of 2019.
YTD 2019 vs. YTD 2018
During the six months ended June 30, 2019, we recognized income of $11.9 million from equity method investments, compared to $2.9 million for the six months ended June 30, 2018, an increase of $9.0 million. This increase was primarily driven by the following:

•
an increase in income from our logistics joint ventures from $2.8 million in the first six months of 2018 to $6.5 in the first six months of 2019, primarily due to the addition of the Red River Joint Venture in May 2019; and

•	an increase in income from our asphalt joint venture from $0.2 million in the first six months of 2018 to $5.2 million in the first six months of 2019.
Other
Q2 2019 vs. Q2 2018
During the second quarter of 2018, we recognized a gain on the sale of certain asphalt assets totaling $13.2 million which was not present during the three months ended June 30, 2019.
YTD 2019 vs. YTD 2018
During the six months ended June 30, 2018, we incurred certain infrequently occurring expenses/charges that were not incurred during the six months ended June 30, 2019. These included a $9.0 million loss on extinguishment of debt related to the Refinancing and an impairment loss on assets held for sale totaling approximately $27.5 million related to the asphalt assets held for sale. These charges were partially offset by a realized gain on the sale of certain asphalt assets totaling $13.2 million, including a gain on the sale of an asphalt equity method investment. See Notes 7 and 10 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information.

Income Taxes
Q2 2019 vs. Q2 2018
Income tax expense decreased by $8.2 million in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•	pre-tax income of $109.2 million in the second quarter of 2019, as compared to pre-tax income $120.3 million for the second quarter of 2018; and

•
a decrease in our effective tax rate which was 22.5% for the second quarter of 2019, compared to 27.3% for the second quarter of 2018 primarily due to the discrete adjustments that were reported in the second quarter of 2018 to properly consider the impact of the Tax Reform Act (which reduced the US federal corporate tax rate from 35% to 21%) on previously recorded deferred taxes.

57 |

Management's Discussion and Analysis

YTD 2019 vs. YTD 2018
Income tax expense increased by $49.1 million during the six months ended June 30, 2019 compared to the same period for 2018, primarily driven by the following:

•	pre-tax income of $309.4 million for the six months ended June 30, 2019, as compared to pre-tax income of $91.5 million for the six months ended June 30, 2018; and

•
a decrease in our effective tax rate which was 22.8% and 23.3% for the six months ended June 30, 2019 and 2018, respectively, primarily due to the discrete adjustments that were reported in the first six months of 2018 for the following:

◦	further adjustments to properly consider the impact of the Tax Reform Act (which reduced the US federal corporate tax rate from 35% to 21%) on previously recorded deferred taxes;

◦	tax benefit for federal tax credits attributable to the Company’s biodiesel blending operations for 2017 that have not been extended by Congress;

◦	tax expense associated with the impairment of assets held for sale; and

◦	changes in valuation allowance attributable to the book-tax basis differences from the Big Spring Logistic Asset Acquisition (See Note 5).

58 |

Management's Discussion and Analysis

Operating Segments
We review operating results in the following reportable segments:

•	Refining

•	Logistics

•	Retail
Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.
Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

Refining Segment Margins
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (1)	2019 (1)	2018 (1)
Net revenues	$2,367.8	$2,543.2	$4,459.8	$4,669.1
Cost of materials and other	2,074.5	2,253.0	3,751.2	4,130.9
Refining margin	293.3	290.2	708.6	538.2
Operating expenses (excluding depreciation and amortization)	115.0	113.2	236.0	227.9
Contribution margin	$178.3	$177.0	$472.6	$310.3

(1)
Refining segment net revenues and cost of materials and other for the three and six months ended June 30, 2018 reflect a correction of an intercompany elimination which resulted in an increase in those accounts of $73.4 million not previously reflected on the unaudited consolidated financial statements in our June 30, 2018 Quarterly Report on Form 10-Q filed on August 9, 2018. Such amounts are not considered material to the financial statements and had no impact to operating income or segment contribution margin for those periods. See Note 23 to our annual audited consolidated financial statements included in Part II, Item 8 of our 2018 Annual Report on Form 10-K, as amended and filed on June 27, 2019, for further discussion.

(2)
The net revenues, cost of materials and other and refining margin for the six months ended June 30, 2019 excludes Canada trading activity which was previously included and reported in the refining segment for the three months ended March 31, 2018.

59 |

Management's Discussion and Analysis

Refinery Statistics
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Tyler, TX Refinery
Days in period	91	91	181	181
Total sales volume - refined product (average barrels per day)(1)	77,657	81,088	73,863	77,555
Products manufactured (average barrels per day):
Gasoline	39,997	42,918	39,671	41,800
Diesel/Jet	31,505	32,899	29,455	30,275
Petrochemicals, LPG, NGLs	3,318	2,877	2,690	2,479
Other	1,654	1,742	1,411	1,756
Total production	76,474	80,436	73,227	76,310
Throughput (average barrels per day):
Crude Oil	71,918	75,272	68,219	70,305
Other feedstocks	5,106	5,902	5,785	6,537
Total throughput	77,024	81,174	74,004	76,842
Per barrel of refined product sales:
Tyler refining margin	$12.15	$11.90	$16.84	$10.21
Direct operating expenses	$3.65	$3.38	$4.15	$3.40
Crude Slate: (% based on amount received in period)
WTI crude oil	87.7%	77.5%	89.3%	79.2%
East Texas crude oil	12.3%	21.0%	10.7%	18.8%
Other	—%	1.5%	—%	2.0%

El Dorado, AR Refinery
Days in period	91	91	181	181
Total sales volume - refined product (average barrels per day)(2)	51,002	76,353	51,717	73,488
Products manufactured (average barrels per day):
Gasoline	21,821	36,285	21,159	35,689
Diesel	17,802	25,256	16,633	25,773
Petrochemicals, LPG, NGLs	551	1,236	678	1,350
Asphalt	6,961	4,662	5,899	4,895
Other	683	785	661	812
Total production	47,818	68,224	45,030	68,519
Throughput (average barrels per day):
Crude Oil	47,935	68,685	44,542	68,559
Other feedstocks	359	1,175	1,270	1,475
Total throughput	48,294	69,860	45,812	70,034
Per barrel of refined product sales:
El Dorado refining margin	$8.93	$4.74	$11.21	$8.73
Direct operating expenses	$5.93	$4.84	$6.31	$4.99
Crude Slate: (% based on amount received in period)
WTI crude oil	43.9%	68.0%	42.6%	65.1%
Local Arkansas crude oil	29.0%	21.0%	28.3%	20.7%
Other	27.1%	11.0%	29.1%	14.2%

60 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Big Spring, TX Refinery
Days in period	91	91	181	181
Total sales volume - refined product (average barrels per day) (3)	78,158	77,005	79,993	69,928
Products manufactured (average barrels per day):
Gasoline	36,428	36,009	37,657	33,581
Diesel/Jet	26,638	29,266	27,494	24,180
Petrochemicals, LPG, NGLs	3,679	3,834	3,763	3,431
Asphalt	1,900	1,856	1,707	1,856
Other	1,354	1,476	1,296	1,295
Total production	69,999	72,441	71,917	64,343
Throughput (average barrels per day):
Crude oil	72,965	72,013	72,649	62,936
Other feedstocks	(581)	171	648	1,007
Total throughput	72,384	72,184	73,297	63,943
Per barrel of refined product sales:
Big Spring refining margin	$13.77	$16.88	$16.00	$13.62
Direct operating expenses	$3.69	$3.57	$3.75	$4.31
Crude Slate: (% based on amount received in period)
WTI crude oil	73.3%	72.0%	76.3%	71.2%
WTS crude oil	26.7%	28.0%	23.7%	28.8%

Krotz Springs, LA Refinery
Days in period	91	91	181	181
Total sales volume - refined product (average barrels per day) (4)	75,283	76,789	76,749	78,335
Products manufactured (average barrels per day):
Gasoline	34,498	35,976	36,270	37,515
Diesel/Jet	29,776	32,008	30,082	31,534
Heavy Oils	1,110	1,362	1,100	1,350
Petrochemicals, LPG, NGLs	4,264	7,295	5,758	7,522
Other	—	—	52	—
Total production	69,648	76,641	73,262	77,921
Throughput (average barrels per day):
Crude Oil	70,162	74,625	71,240	74,256
Other feedstocks	(1,327)	997	908	2,406
Total throughput	68,835	75,622	72,148	76,662
Per barrel of refined product sales:
Krotz Springs refining margin	$9.69	$8.82	$10.84	$7.86
Direct operating expenses	$4.39	$3.87	$4.14	$3.72
Crude Slate: (% based on amount received in period)
WTI Crude	61.0%	54.9%	62.0%	57.2%
Gulf Coast Sweet Crude	39.0%	45.1%	38.0%	42.8%

61 |

Management's Discussion and Analysis

Pricing Statistics (average for the period presented)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

WTI — Cushing crude oil (per barrel)	$59.80	$68.03	$57.36	$65.52
WTI — Midland crude oil (per barrel)	$57.56	$59.93	$55.65	$61.19
WTS -- Midland crude oil (per barrel) (5)	$57.93	$59.53	$55.95	$60.47
LLS (per barrel) (5)	$67.06	$73.02	$64.73	$69.51
Brent crude oil (per barrel)	$68.44	$74.96	$66.14	$71.18

U.S. Gulf Coast 5-3-2 crack spread (per barrel) (5)	$15.51	$14.37	$14.28	$12.99
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (5)	$19.24	$18.26	$17.23	$16.82
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (5)	$9.75	$10.83	$8.55	$10.29

U.S. Gulf Coast Unleaded Gasoline (per gallon)	$1.79	$1.96	$1.66	$1.87
Gulf Coast Ultra low sulfur diesel (per gallon)	$1.94	$2.11	$1.91	$2.02
U.S. Gulf Coast high sulfur diesel (per gallon)	$1.80	$1.96	$1.78	$1.87
Natural gas (per MMBTU)	$2.51	$2.83	$2.69	$2.84

(1)
Total sales volume includes 628 bpd and 366 bpd sold to the El Dorado refinery, 104 bpd and 100 bpd sold to the Big Spring refinery, 182 bpd and 91 bpd sold to the Krotz Springs refinery and 24 bpd and 281 bpd sold to the logistics segment during the three and six months ended June 30, 2019, respectively. Total sales volume includes 109 bpd and 120 bpd sold to the El Dorado refinery, 428 bpd and 459 bpd sold to the Big Spring refinery, no bpd and 118 bpd sold to the Krotz Springs refinery and 267 bpd and 917 bpd sold to the logistics segment during the three and six months ended June 30, 2018, respectively. Total sales volume excludes wholesale activity of 4,939 bpd and 4,760 bpd of during the three and six months ended June 30, 2019, respectively, and 4,729 bpd and 4,603 bpd during the three and six months ended June 30, 2018, respectively.

(2)
Total sales volume includes 333 bpd and 239 bpd sold to the Tyler refinery, 33,659 bpd and 37,428 bpd sold to the Krotz Springs refinery, 377 bpd and 300 bpd sold to the Big Spring refinery, 15 bpd and 33 bpd sold to logistics segment and 43 bpd and 122 bpd sold to Alon Asphalt Company during the three and six months ended June 30, 2019, respectively. Total sales volume includes 985 bpd and 515 bpd sold to the Tyler refinery, 21,648 bpd and 11,407 bpd sold to the Krotz Springs refinery, 302 bpd and 566 bpd sold to the Big Spring refinery, no bpd and no bpd sold to logistics segment and 220 bpd and 123 bpd sold to Alon Asphalt Company during the three and six months ended June 30, 2018, respectively. Total sales volume excludes wholesale activity of 67,741 bpd and 66,237 bpd during the three and six months ended June 30, 2019, respectively, and 48,287 bpd and 50,709 bpd during the three and six months ended June 30, 2018, respectively.

(3)
Total sales volume includes 653 bpd and 732 bpd sold to the Tyler refinery, no bpd and 171 bpd sold to the El Dorado refinery, 13,914 bpd and 14,135 bpd sold to the retail segment, 9,401 bpd and 10,192 bpd sold to the logistics segment and 1,900 bpd and 1,707 bpd sold to Alon Asphalt Company during the three and six months ended June 30, 2019, respectively. Total sales volume includes 600 bpd and 410 bpd sold to the Tyler refinery, no bpd and no bpd sold to the El Dorado refinery, 13,838 bpd and 14,026 bpd sold to the retail segment, 3,158 bpd and 4,237 bpd sold to the logistics segment and 1,895 bpd and 1,522 bpd sold to Alon Asphalt Company during the three and six months ended June 30, 2018, respectively. Total sales volume excludes wholesale activity of 8,183 bpd and 7,833 bpd during the three and six months ended June 30, 2019, respectively, and 5,927 bpd and 8,103 bpd during the three and six months ended June 30, 2018, respectively.

(4)
Total sales volume includes 10,185 bpd and 5,421 bpd sold to the El Dorado refinery and 26 bpd and 108 bpd sold to the Tyler refinery during the three and six months ended June 30, 2019, respectively. Total sales volume includes 39,398 bpd and 29,130 bpd sold to the El Dorado refinery and no bpd and 110 bpd sold to the Tyler refinery during the three and six months ended June 30, 2018, respectively. Total sales volume excludes wholesale activity of 13,977 bpd and 15,196 bpd during the three and six months ended June 30, 2019, respectively, and 10,222 bpd and 7,247 bpd during the three and six months ended June 30, 2018, respectively.

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

62 |

Management's Discussion and Analysis

Refining Segment Operational Comparison of the Three and Six Months Ended June 30, 2019 versus the Three and Six Months Ended June 30, 2018
Net Revenues
Q2 2019 vs. Q2 2018
Net revenues for the refining segment decreased by $175.4 million, or 6.9%, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•	decreases in the average price of U.S. Gulf Coast gasoline of 8.8%, ULSD of 7.9%, and High-Sulfur diesel ("HSD") of 8.2%; and

•
decreases in sales volume of refined product totaling 3.2 million barrels consisting of decreases in sales volumes at our El Dorado refinery primarily resulting from the scheduled turnaround activities and decreases in sales volumes at the other refineries related to unit outages or maintenance stoppages, offset by a 3.2 million barrel increase in purchased product sales across all four refineries primarily to compensate for production shortfalls.

Net revenues included sales to our retail segment of $101.7 million and $118.9 million, sales to our logistics segment of $73.2 million and $99.5 million and sales to our other segment of $40.4 million and $7.7 million for the three months ended June 30, 2019 and June 30, 2018, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2019 vs. YTD 2018
Net revenues for the refining segment decreased by $209.3 million, or 4.5%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•	decreases in the average price of U.S. Gulf Coast gasoline of 11.2%, ULSD of 5.4%, and HSD of 4.8%; and

•
decreases in sales volume of refined product totaling 3.7 million barrels consisting of decreases in sales volumes at our El Dorado refinery primarily resulting from the scheduled turnaround activities and decreases in sales volumes at the Tyler and Krotz Springs refineries related to unit outages or maintenance stoppages, offset by a 1.8 million barrel increase in sales volumes of refined product at our Big Spring refinery and a 5.7 million barrel increase in purchased product sales across all four refineries primarily to compensate for production shortfalls.

Net revenues included sales to our retail segment of $191.9 million and $218.4 million, sales to our logistics segment of $152.6 million and $181.8 million and sales to our other segment of $55.4 million and $11.1 million for the six months ended June 30, 2019 and 2018, respectively. We eliminate this intercompany revenue in consolidation.

63 |

Management's Discussion and Analysis

Cost of Materials and Other
Q2 2019 vs. Q2 2018
Cost of materials and other decreased by $178.5 million, or 7.9%, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•	a decrease in the cost of WTI Cushing crude oil, from an average of $68.03 per barrel to an average of $59.80, or 12.1%;

•	a decrease in the cost of WTI Midland crude oil, from an average of $59.93 per barrel to an average of $57.56, or 4.0%; and

•
a decrease in RIN expense from approximately $32.8 million to income of $1.0 million, where ethanol RIN prices averaged $0.17 per RIN in second quarter 2019 compared to $0.31 per RIN in the prior year period.

YTD 2019 vs. YTD 2018
Cost of materials and other decreased by $379.7 million, or 9.2%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•	a decrease in the cost of WTI Cushing crude oil, from an average of $65.52 per barrel to an average of $57.36, or 12.5%;

•	a decrease in the cost of WTI Midland crude oil, from an average of $61.19 per barrel to an average of $55.65, or 9.1%; and

•
the net reversal benefit of $51.5 million related to inventory valuation reserves recognized during the six months ended June 30, 2019 compared to the net reversal benefit of $1.9 million recognized during the six months ended June 30, 2018.

These decreases were partially offset by the following:

•
a prior period benefit of approximately $115.5 million related to a combination of the 2017 RINs waivers and a biodiesel tax credit recognized during the six months ended June 30, 2018 that was not recurring in the same period of 2019.

Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $52.2 million and $43.6 million during the second quarters of 2019 and 2018, respectively, and $104.4 million and $97.9 million during the six months ended June 30, 2019 and 2018, respectively. We eliminate these intercompany fees in consolidation.

64 |

Management's Discussion and Analysis

Refining Margin
Q2 2019 vs. Q2 2018
Refining margin increased by $3.1 million, or 1.1%, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•
wider discounts between WTI Cushing crude oil compared to Brent which impact refining margin at all four refineries where, during the second quarter of 2019, the average WTI Cushing crude oil differential to Brent crude oil was $8.64 per barrel compared to $6.93 during the second quarter of 2018;

•	a 7.9% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery);

•	a 5.4% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery); and

•	the benefit attributable to the decrease in RIN prices.
These increases were partially offset by the following:

•
a narrowing of the average WTI Cushing crude oil differential to WTS crude oil to $1.87 per barrel during the second quarter of 2019 compared to $8.50 during the second quarter of 2018 and narrowing of the average WTI Midland crude oil differential to WTI Cushing crude oil to $2.24 per barrel during the second quarter of 2019 compared to $8.10 during the second quarter of 2018;

•
a narrowing of the discount between WTI Midland crude oil and Brent crude oil where, during the second quarter of 2019, the WTI Midland crude oil differential to Brent crude oil was an average discount of $10.88 per barrel compared to $15.03 per barrel during the second quarter of 2018; and

•	a 10.0% decline in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery).

65 |

Management's Discussion and Analysis

YTD 2019 vs. YTD 2018
Refining margin increased by $170.4 million, or 31.7%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•
a wider discount between WTI Cushing crude oil compared to Brent where, during the six months of 2019, the average WTI Cushing crude oil differential to Brent crude oil was $8.78 per barrel compared to $5.66 during the six months of 2018,

•	a 9.9% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery);

•	a 2.4% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery);

•
the net reversal benefit of $51.5 million related to inventory valuation reserves recognized during the six months of 2019 compared to the net reversal benefit of $1.9 million recognized during the six months of 2018; and

•	the benefit attributable to the decrease in RIN prices.
These increases were partially offset by the following

•
a narrowing of the discount between WTI Midland crude oil compared to WTI Cushing where, during the six months of 2019, the average WTI Midland crude oil differential to WTI Cushing crude oil was $1.71 per barrel compared to $4.33 during the six months of 2018;

•
a narrowing of the discount between WTI Midland crude oil and Brent crude oil where, during the six months of 2019, the WTI Midland crude oil differential to Brent crude oil was an average discount of $10.49 per barrel compared to $9.99 per barrel during the same period of 2018;

•	a narrowing of the average WTI Cushing crude oil differential to WTS crude oil to $1.41 per barrel during the six months of 2019 compared to $5.05 during the six months of 2018;

•	a 16.9% decline in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery); and

•
a prior period benefit of approximately $115.5 million related to a combination of the 2017 RINs waivers and a biodiesel tax credit recognized during the six months of 2018 that was not recurring in the same period of 2019.

66 |

Management's Discussion and Analysis

Operating Expenses
Q2 2019 vs. Q2 2018
Operating expenses increased by $1.8 million, or 1.6%, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•	increases in employee related costs across the Tyler, Krotz Springs and Big Spring refineries; and

•	increases in insurance expense across all refineries.
YTD 2019 vs. YTD 2018
Operating expenses increased by $8.1 million, or 3.6%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•	an overall net increase of $7.6 million in outside services costs across all four refineries primarily related to various unit outages and project studies;

•	an increase in employee related costs of $5.7 million at the El Dorado, Krotz Springs and Big Spring refineries;

•	an offsetting decrease of $2.3 million across the El Dorado, Tyler and Big Spring refineries attributable to reduced chemical and catalyst costs; and

•	offsetting reductions in repairs and maintenance expense at the El Dorado, Krotz Springs and Big Spring refineries.

Contribution Margin
Q2 2019 vs. Q2 2018
Contribution margin increased by $1.3 million, or a 0.6% improvement in contribution margin percentage, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•	the addition of the alkylation unit at our Krotz Springs refinery contributed approximately $14.5 million to contribution margin during the second quarter of 2019;

•
a 7.9% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery) and a 5.4% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery); and

•	the benefit attributable to the decrease in RIN prices.
These increases were partially offset by the following:

•	the decline of the Midland WTI crude oil differential to Brent crude oil to an average discount of $10.88 per barrel compared to $15.03 per barrel in the prior-year period;

•	a 10.0% decline in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery); and

•	a narrowing of the discount between WTI Cushing and WTS crude oil where the discount was $1.87 during the second quarter of 2019 compared to $8.50 in the prior-year period.
YTD 2019 vs. YTD 2018
Contribution margin increased by $162.3 million, or a 4.4% improvement in contribution margin percentage, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•	wider discounts in the WTI Midland/Brent, WTI Cushing/LLS and WTI Cushing/Brent differentials period over period;

•
a 9.9% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery) and a 2.4% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery);

•
the net reversal benefit of $51.5 million related to inventory valuation reserves recognized during the six months of 2019 compared to the net reversal benefit of $1.9 million recognized during the six months of 2018; and

•	the benefit attributable to the decrease in RIN prices.
These increases were partially offset by the following:

•	a 16.9% decline in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery); and

•	a narrowing of the discount between WTI Cushing and WTS crude oil where the discount was $1.41 during the first six months of 2019 compared to $5.05 in the prior-year period;

67 |

Management's Discussion and Analysis

•	a narrowing of the discount between WTI Midland and WTI Cushing where the discount was $1.71 during the first six months of 2019 compared to $4.33 in the prior-year period; and

•
a prior period benefit of approximately $115.5 million related to a combination of the 2017 RINs waivers and a biodiesel tax credit recognized during the six months of 2018 that was not recurring in the same period of 2019.

68 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Logistics Segment Contribution
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$155.3	$166.3	$307.8	$334.2
Cost of materials and other	93.8	106.0	190.1	225.0
Operating expenses (excluding depreciation and amortization)	17.3	14.9	33.4	27.5
Contribution margin	$44.2	$45.4	$84.3	$81.7

Operating Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
East Texas - Tyler Refinery sales volumes (average bpd) (1)	71,123	79,330	69,857	76,304
West Texas wholesale marketing throughputs (average bpd)	11,404	12,261	12,418	14,091
West Texas wholesale marketing margin per barrel	$6.25	$8.06	$4.84	$6.43
Big Spring wholesale marketing throughputs (average bpd) (2)	82,964	80,536	85,339	79,165
Terminalling throughputs (average bpd) (3)	156,922	162,383	154,643	154,917
Lion Pipeline System Throughputs (average bpd):
Crude pipelines (non-gathered)	37,625	56,088	33,179	55,412
Refined products pipelines to Enterprise Systems	29,893	48,013	26,511	48,879
SALA Gathering System Throughputs (average bpd)	17,777	16,738	17,390	16,705
East Texas Crude Logistics System Throughputs (average bpd)	19,550	16,902	18,835	17,478

(1)	Excludes jet fuel and petroleum coke.

(2)
Throughputs for the six months ended June 30, 2018 are for the 122 days we marketed certain finished products produced at or sold from the Big Spring Refinery following the execution of the Big Spring Marketing Agreement, effective March 1, 2018, as defined in Note 3 to our accompanying condensed consolidated financial statements.

(3)
Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, our El Dorado and North Little Rock, Arkansas and our Memphis and Nashville, Tennessee terminals. Throughputs for the six months ended June 30, 2018 for the Big Spring terminal are for the 122 days we operated the terminal following its acquisition effective March 1, 2018. Barrels per day are calculated for only the days we operated each terminal. Total throughput barrels for the six months ended June 30, 2018 was 26.0 million barrels, which averaged 143,593 bpd for the 181 day period.

69 |

Management's Discussion and Analysis

Logistics Segment Operational Comparison of the Three and Six Months Ended June 30, 2019 versus the Three and Six Months Ended June 30, 2018
Net Revenues
Q2 2019 vs. Q2 2018
Net revenues decreased by $11.0 million, or 6.6%, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•	decreases in the average volumes sold and in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 2.3 million gallons and 0.4 million gallons, respectively.

◦	the average sales prices per gallon of gasoline and diesel sold decreased $0.26 per gallon and $0.24 per gallon, respectively.
Such decreases were partially offset by the following:

•	net revenues for marketing and terminalling services under the agreements associated with our assets in Big Spring, Texas; and

•
increased revenues associated with our Paline Pipeline as a result of increased rates and a change in the fee structure from the second quarter of 2018, during which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee, compared to the second quarter of 2019, during which the pipeline was subject to a FERC tariff;

•
increased revenues from fees received by the Partnership related to the management of the Delek Permian Gathering Project during the second quarter of 2019 for which there were no fees earned during the second quarter of 2018.

Net revenues included $8.5 million and $8.7 million of net service fees paid by our refining segment to our logistics segment during the second quarter of 2019 and 2018, respectively. These service fees are based on the number of gallons sold and a fee for providing sales and customer support services. Net revenues also included sales of finished product, crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment, including revenues earned under the commercial agreements entered into in connection with the Big Spring Logistic Assets Acquisition. These revenues were $52.2 million and $43.6 million in the second quarter of 2019 and 2018, respectively. The logistics segment also sold $0.4 million and $0.7 million of RINs to the refining segment during the second quarter of 2019 and 2018, respectively. Net revenues also includes fees of $1.1 million received by Delek Logistics during the second quarter of 2019 from corporate for managing a long-term capital project on our behalf for the construction of a gathering system in the Permian Basin.These intercompany sales and fees are eliminated in consolidation.
YTD 2019 vs. YTD 2018
Net revenues decreased by $26.4 million, or 7.9%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•	decreases in the average volumes and in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 6.3 million gallons and 7.2 million gallons, respectively.

◦	the average sales prices per gallon of gasoline and diesel sold decreased $0.21 per gallon and $0.17 per gallon, respectively.
Such decreases were partially offset by the following:

•
net revenues generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition, which were effective March 1, 2018. Refer to Note 3 to our accompanying condensed consolidated financial statements for additional information about the agreements executed in connection with the Big Spring Logistic Assets Acquisition;

•
increased revenues associated with our Paline Pipeline as a result of increased rates and a change in the fee structure from the six months ended June 30, 2018, during which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee, compared to the six months ended June 30, 2019, during which the pipeline was subject to a FERC tariff; and

•
increased revenues from fees received by Delek Logistics related to the management of the Delek Permian Gathering Project during the six months ended June 30, 2019 for which there were no fees earned during the six months ended June 30, 2018.

Net revenues included $16.9 million and $14.8 million of net service fees paid by our refining segment to our logistics segment during the six months of 2019 and 2018, respectively. These service fees are based on the number of gallons sold and a fee for providing sales and customer support services. Net revenues also included sales of finished product, crude and refined product transportation, terminalling and storage fees paid by our refining segment to our logistics segment, including revenues earned under the commercial agreements entered into in connection with the Big Spring Logistic Assets Acquisition. These revenues were $104.4 million and $97.9 million in the six months of 2019 and 2018, respectively. The logistics segment also sold $0.8 million and $2.0 million of RINs to the refining segment during the six months of 2019 and 2018, respectively. Net revenues also includes fees of $2.8 million received by Delek Logistics during the six months of

70 |

Management's Discussion and Analysis

2019 from corporate for managing a long-term capital project on our behalf for the construction of a gathering system in the Permian Basin.These intercompany sales and fees are eliminated in consolidation.

Cost of Materials and Other
Q2 2019 vs. Q2 2018
Cost of materials and other for the logistics segment decreased $12.2 million, or 11.5%, in the second quarter of 2019 compared to the second quarter of 2018. This decrease was primarily driven by the following:

•	decreases in the average volumes sold and in the average cost per gallon of gasoline and diesel sold in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 2.3 million gallons and 0.4 million gallons, respectively.

◦	the average cost per gallon of gasoline and diesel sold decreased $0.23 per gallon and $0.17 per gallon, respectively.
Our logistics segment purchased product from our refining segment of $73.2 million and $99.5 million for the three months ended June 30, 2019 and June 30, 2018, respectively. We eliminate these intercompany costs in consolidation.
YTD 2019 vs. YTD 2018
Cost of materials and other for the logistics segment decreased $34.9 million, or 15.5%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This decrease was primarily driven by the following:

•	decreases in the average volumes sold and in the average cost per gallon of gasoline and diesel sold in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 6.3 million gallons and 7.2 million gallons, respectively.

◦	the average cost per gallon of gasoline and diesel sold decreased $0.21 per gallon and $0.13 per gallon, respectively.
Our logistics segment purchased product from our refining segment of $152.6 million and $181.8 million for the six months ended June 30, 2019 and June 30, 2018, respectively. We eliminate these intercompany costs in consolidation.

71 |

Management's Discussion and Analysis

72 |

Management's Discussion and Analysis

Operating Expenses
Q2 2019 vs. Q2 2018
Operating expenses increased by $2.4 million, or 16.1%, in the second quarter of 2019 compared to the second quarter of 2018, driven by the following:

•	higher operating costs associated with logistics assets at the Big Spring, Tyler and El Dorado refineries, including variable expenses such as utilities, contractor and materials costs; and

•	higher employee costs allocated to the logistics segment as a result of an increase in allocated employee headcount in various operational groups.
YTD 2019 vs. YTD 2018
Operating expenses increased by $5.9 million, or 21.5%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, driven by the following:

•
higher operating costs associated with the logistics assets acquired in the Big Spring Logistic Assets Acquisition, including allocated employee costs and variable expenses such as utilities, due to operating the acquired assets for the entirety of the six months ended June 30, 2019 compared to four months during the six month ended June 30, 2018;

•	higher operating costs associated with logistics assets at the Tyler and El Dorado refineries, including variable expenses such as utilities, contractor and materials costs; and

•	higher employee costs allocated to the logistics segment as a result of an increase in allocated employee headcount in various operational groups.

Contribution Margin
Q2 2019 vs. Q2 2018
Contribution margin decreased by $1.2 million, or 2.6%, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•	lower sales volumes combined with a $1.81 decrease in gross margin per gallon of our gasoline and diesel sold in our west Texas marketing operations; and

•	a slight increase in operating expenses.
YTD 2019 vs. YTD 2018
Contribution margin increased by $2.6 million, or 3.2%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•	increases in revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition.
Such increases were partially offset by the following:

•	higher operating expenses; and

•	decreases in the volumes of gasoline and diesel sold in our west Texas marketing operations.

73 |

Management's Discussion and Analysis

Retail Segment
The table below sets forth certain information concerning our retail segment operations (gross sales $ in millions):

Retail Segment Contribution
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$224.5	$244.8	$421.7	$454.4
Cost of materials and other	182.1	200.9	345.5	374.1
Operating expenses (excluding depreciation and amortization)	24.8	25.3	48.4	49.8
Contribution margin	$17.6	$18.6	$27.8	$30.5

Operating Information
Number of stores (end of period)	263	297	263	297
Average number of stores	277	297	279	298
Retail fuel sales	$140.8	$152.1	$262.7	$280.9
Retail fuel sales (thousands of gallons)	53,743	54,114	107,633	107,813
Average retail gallons sold per average number of stores (in thousands)	201	188	399	373
Average retail sales price per gallon sold	$2.62	$2.81	$2.44	$2.61
Retail fuel margin ($ per gallon) (1)	$0.292	$0.235	$0.246	$0.212
Merchandise sales (in millions)	$83.3	$90.2	$158.6	$168.3
Merchandise sales per average number of stores (in millions)	$0.3	$0.3	$0.6	$0.6
Merchandise margin %	31.2%	31.7%	31.1%	31.0%

Same-Store Comparison (2)
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Change in same-store fuel gallons sold	1.7%	3.1%
Change in same-store merchandise sales	(2.5)%	(0.5)%

(1)
Retail fuel margin represents gross margin on fuel sales in the retail segment, and is calculated as retail fuel sales revenue less retail fuel cost of sales. The retail fuel margin per gallon calculation is derived by dividing retail fuel margin by the total retail fuel gallons sold for the period.

(2)
Same-store comparisons include period-over-period increases or decreases in specified metrics for stores that were in service at both the beginning of the earliest period and the end of the most recent period used in the comparison.

74 |

Management's Discussion and Analysis

Retail Segment Operational Comparison of the Three and Six Months Ended June 30, 2019 versus the Three and Six Months Ended June 30, 2018
Net Revenues
Q2 2019 vs. Q2 2018
Net revenues for the retail segment decreased by $20.3 million, or 8.3%, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•	total fuel sales were $140.8 million in the second quarter of 2019 compared to $152.0 million in the second quarter of 2018, attributable to the following:

◦	a $0.19 decrease in average price charged per gallon; and

◦
a slight decrease in total retail fuel gallons sold for the retail segment to 53,743 thousand gallons in the second quarter of 2019 compared to 54,114 thousand gallons in the second quarter of 2018 associated with the reduction in average number of stores period over period, where there was a same-store sales growth in fuel volumes of 1.7%;

•
merchandise sales were $83.3 million in the second quarter of 2019 compared to $90.2 million in the second quarter of 2018 which was impacted by the reduction in average number of stores period over period and included a same-store sales decrease of 2.5%.

YTD 2019 vs. YTD 2018
Net revenues for the retail segment decreased by $32.7 million, or 7.2%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•	total fuel sales were $262.7 million in the six months of 2019 compared to $280.9 million in the six months of 2018, attributable to the following:

◦	a $0.17 decrease in average price charged per gallon; and

◦
relative consistency in total retail fuel gallons sold of 107,633 thousand gallons in the six months of 2019 compared to 107,813 thousand gallons in the six months of 2018, where the consistent volumes are attributable to a decrease in volumes associated with the reduction in average number of stores period over period offset by same-store sales growth in fuel volumes of 3.1%.

•
merchandise sales were $158.6 million in the six months of 2019 compared to $168.3 million in the six months of 2018 which was impacted by the reduction in average number of stores period over period and included a same-store sales decrease of 0.5%.

75 |

Management's Discussion and Analysis

Cost of Materials and Other
Q2 2019 vs. Q2 2018
Cost of materials and other for the retail segment decreased by $18.8 million, or 9.4%, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•	a decrease in average cost per gallon of $0.25 or 9.7% applied to fuel sales volumes that decreased slightly period over period.
Our retail segment purchased finished product from our refining segment of $101.7 million and $118.9 million for the three months ended June 30, 2019 and June 30, 2018, respectively, attributable to the reduction in the number of stores. We eliminate this intercompany cost in consolidation.
YTD 2019 vs. YTD 2018
Cost of materials and other for the retail segment decreased by $28.6 million, or 7.6%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•	a decrease in average cost per gallon of $0.20 or 8.2% applied to fuel sales volumes that remained relatively consistent period over period.
Our retail segment purchased finished product from our refining segment of $191.9 million and $218.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively, attributable to the reduction in the number of stores. We eliminate this intercompany cost in consolidation.

Operating Expenses
Q2 2019 vs. Q2 2018
Operating expenses for the retail segment decreased by $0.5 million, or 2.0% in the second quarter of 2019 compared to the second quarter of 2018. This decrease is primarily attributable to a decrease in operating costs associated with the reduction in the number of stores.
YTD 2019 vs. YTD 2018
Operating expenses for the retail segment decreased by $1.4 million, or 2.8% in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This decrease is primarily attributable to a decrease in operating costs associated with the reduction in the number of stores.

76 |

Management's Discussion and Analysis

Contribution Margin
Q2 2019 vs. Q2 2018
Contribution margin for the retail segment decreased by $1.0 million, a 5.4% decline in contribution margin percentage, in the second quarter of 2019 compared to the second quarter of 2018, primarily driven by the following:

•	a decline in fuel revenues primarily attributable to the $0.19 decline in average price charged per gallon of retail fuel sold;

•	a decline in merchandise revenues largely attributable to the reduction in the number of average stores; and

•	partially offset by $0.057 per gallon improvement in the retail fuel margin.
YTD 2019 vs. YTD 2018
Contribution margin for the retail segment decreased by $2.7 million, a 8.9% decline in contribution margin percentage, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the following:

•	a decline in fuel revenues primarily attributable to the $0.17 decline in average price charged per gallon of retail fuel sold;

•	a decline in merchandise revenues largely attributable to the reduction in the number of average stores;

•	a decline in same-store contribution margin of 13.2%; and

•	partially offset by $0.034 per gallon improvement in the retail fuel margin.

77 |

Management's Discussion and Analysis

Liquidity and Capital Resources
Our primary sources of liquidity are

•	cash generated from our operating activities;

•	borrowings under our debt facilities; and

•	potential issuances of additional equity and debt securities.
We believe that cash generated from these sources will be sufficient to satisfy the anticipated cash requirements associated with our existing operations and capital expenditures for at least the next 12 months.
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Six Months Ended June 30,
	2019	2018
Cash Flow Data:
Operating activities	$235.4	$(136.4)
Investing activities	(329.4)	13.8
Financing activities	(33.9)	313.5
Net (decrease) increase	$(127.9)	$190.9

Cash Flows from Operating Activities
Net cash provided by operating activities was $235.4 million for the six months ended June 30, 2019, compared to net cash used of $136.4 million for the comparable period of 2018. The increase in cash flows from operations was partially due to an increase in net income, which for the six months ended June 30, 2019 was $238.2 million, compared to $61.2 million in the same period of 2018. Additionally, net income for the six months ended June 30, 2019 included a non-cash expense for deferred income taxes of $16.0 million compared to a benefit of $65.3 million in the prior year. Also, contributing $134.9 million to the increase was the change in fair value of derivatives.
Cash Flows from Investing Activities
Net cash used in investing activities was $329.4 million for the first six months of 2019, compared to net cash received of $13.8 million in the comparable period of 2018. The increase in cash flows used in investing activities was primarily due to an increase in cash purchases of property, plant and equipment and capital expenditures related to turnaround activities, which increased from $142.5 million in 2018, to $199.9 million in 2019, and a $136.2 million increase in equity method investment contributions in the current year, $124.7 million of which related to our obtaining a 33% membership interest in Red River Red River Pipeline Joint Venture in May 2019. Also contributing to this increase was the sale of asphalt assets and discontinued operations in 2018, for which we received proceeds of $110.8 million and $39.7 million, respectively.
Cash Flows from Financing Activities
Net cash used in financing activities was $33.9 million for the six months ended June 30, 2019, compared to net cash provided of $313.5 million in the comparable 2018 period. The decrease in net cash provided by financing activities was partially due to the decrease in net proceeds received from long-term revolvers due to completion of the Refinancing transaction as well as the additional borrowings used to fund the Big Spring Logistic Assets Acquisition during the six months ended June 30, 2018. We made net payments on long-term revolvers of $85 million during the six months ended June 30, 2019 compared to net proceeds received of $552 million in the comparable 2018 period. Partially offsetting this decrease was a decrease in repurchase of common stock to $104.8 million for the six months ended June 30, 2019 compared to $115.3 million in the comparable 2018 period, as well as a decrease in repayments of product financing arrangements to $15.6 million for the six months ended June 30, 2019 compared to $72.4 million in the comparable 2018 period.
Cash Position and Indebtedness
As of June 30, 2019, our total cash and cash equivalents were $951.4 million and we had total indebtedness of approximately $1,916.7 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $911.1 million and we had letters of credit issued of approximately $267.2 million. We believe we were in compliance with our covenants in

78 |

all debt facilities as of June 30, 2019. See Note 10 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information about our separate credit facilities.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the six months ended June 30, 2019 were $214.3 million, of which approximately $130.5 million was spent in our refining segment, $2.2 million in our logistics segment, $10.5 million in our retail segment and $71.1 million at the holding company level. The following table summarizes our actual capital expenditures for the six months ended June 30, 2019 and planned capital expenditures for the full year 2019 by operating segment and major category (in millions):

	Full Year 2019 Forecast	Six Months Ended June 30, 2019
Refining
Sustaining maintenance, including turnaround activities	$138.4	$74.5
Regulatory	63.1	22.7
Discretionary projects	37.3	33.3
Refining segment total	238.8	130.5

Logistics
Regulatory	3.4	0.7
Sustaining maintenance	4.6	0.9
Discretionary projects	0.8	0.6
Logistics segment total	8.8	2.2

Retail
Regulatory	—	—
Sustaining maintenance	3.5	2.3
Discretionary projects	17.4	8.2
Retail segment total	20.9	10.5

Other
Regulatory	1.5	0.4
Sustaining maintenance	1.6	0.5
Discretionary projects	124.6	70.2
Other total	127.7	71.1
Total capital spending	$396.2	$214.3

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

79 |

Management's Discussion and Analysis

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
These disclosures should be read in conjunction with the condensed consolidated financial statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other information presented herein, as well as in the "Quantitative and Qualitative Disclosures About Market Risk" section contained in our Annual Report on Form 10-K, as amended and filed on June 27, 2019.
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
The following table sets forth information relating to our open commodity derivative contracts as of June 30, 2019 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2019	2020	2021
Contracts not designated as hedging instruments:
Crude oil price swaps - long(1)	$17.3	13,807,000	10,479,000	3,328,000	—
Crude oil price swaps - short(1)	13.3	12,104,000	7,584,000	4,520,000	—
Inventory, refined product and crack spread swaps - long(1)	15.3	12,047,000	10,120,000	1,687,000	240,000
Inventory, refined product and crack spread swaps - short(1)	35.9	18,859,000	16,992,000	1,517,000	350,000
Natural gas swaps - long(2)	0.3	1,627,500	1,627,500	—	—
Natural gas swaps - short(2)	0.6	6,400,000	6,400,000	—	—
RIN commitment contracts - long(3)	0.6	23,000,000	—	—	—
RIN commitment contracts - short(3)	2.3	89,500,000	—	—	—
Total	$85.6	177,344,500	53,202,500	11,052,000	590,000
Contracts designated as cash flow hedging instruments:
Crude oil price swaps - long(1)	$35.0	5,490,000	5,490,000	—	—
Inventory, refined product and crack spread swaps - long(1)	2.9	300,000	—	300,000	—
Inventory, refined product and crack spread swaps - short(1)	4.1	300,000	—	300,000	—
Total	$42.0	6,090,000	5,490,000	600,000	—
(1)Volume in barrels
(2)Volume in MMBTU
(3)Volume in RINs

80 |

Management's Discussion and Analysis

Interest Risk Management Activities
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $1,612.3 million as of June 30, 2019. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt as of June 30, 2019 would be to change interest expense by approximately $16.1 million.
Commodity Derivatives Trading Activities
In the first half of 2018, we began entering into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, and futures contracts. These contracts are classified as held for trading and are recognized at fair value with changes in fair value recognized in the income statement. Trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts had remaining durations of less than one year as of June 30, 2019.
The following table sets forth information relating to commodity derivative contracts held for trading purposes as of June 30, 2019:

Contract Description	Less than 1 year
Over the counter forward sales contracts
Notional contract volume (1)	1,042,953
Weighted-average market price (per barrel)	$44.43
Contractual volume at fair value (in millions)	$46.3
Over the counter forward purchase contracts
Notional contract volume (1)	606,128
Weighted-average market price (per barrel)	$44.40
Contractual volume at fair value (in millions)	$26.9

(1)	Volume in barrels

81 |

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
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

82 |

Legal Proceedings, Risk Factors, Unregistered Sales of Equity Securities and Other Information

Part II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 13 to our accompanying condensed consolidated financial statements, which is incorporated by reference in this Item1, for additional information. Aside from the disclosure in Note 13, there have been no material developments to the proceedings previously reported in our Annual Report on Form 10-K, as amended and filed on June 27, 2019.

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K, as amended and filed on June 27, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended June 30, 2019 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act (inclusive of all purchases that have settled as of June 30, 2019):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2019	104,491	$36.81	104,491	$359,722,885
May 1 - May 31, 2019	78,863	33.08	78,863	357,114,207
June 1 - June 30, 2019	1,463,724	35.64	1,463,724	304,940,658
Total	1,647,078	$35.60	1,647,078	N/A

ITEM 5. OTHER INFORMATION
Dividend Declaration
On July 29, 2019, our Board of Directors voted to declare a quarterly cash dividend of $0.29 per share of our common stock, payable on September 3, 2019 to shareholders of record on August 19, 2019.

83 |

Exhibits

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1	~
First Incremental Amendment to Term Loan Credit Agreement, dated as of May 22, 2019, by and among Delek US Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 29, 2019, SEC File No. 001-38142).

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
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018 (Unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

#	Filed herewith
##	Furnished herewith
~	Certain confidential information contained in these exhibits has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

84 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chairman), President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 7, 2019

85 |