Form 10-Q
period 2019-09-30
Delek US Holdings, Inc.
filed 2019-11-08
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At November 1, 2019, there were 74,235,210 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents

Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2019

2 |

Financial Statements

Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,006.4	$1,079.3
Accounts receivable, net	834.3	514.4
Inventories, net of inventory valuation reserves	908.6	690.9
Other current assets	115.1	135.7
Total current assets	2,864.4	2,420.3
Property, plant and equipment:
Property, plant and equipment	3,309.9	2,999.6
Less: accumulated depreciation	(944.7)	(804.7)
Property, plant and equipment, net	2,365.2	2,194.9
Operating lease right-of-use assets	187.6	—
Goodwill	856.6	857.8
Other intangibles, net	92.9	104.4
Equity method investments	360.2	130.3
Other non-current assets	66.4	52.9
Total assets	$6,793.3	$5,760.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,364.5	$1,011.2
Current portion of long-term debt	64.5	32.0
Obligation under Supply and Offtake Agreements	265.0	312.6
Current portion of operating lease liabilities	45.1	—
Accrued expenses and other current liabilities	487.6	307.7
Total current liabilities	2,226.7	1,663.5
Non-current liabilities:
Long-term debt, net of current portion	1,935.4	1,751.3
Obligation under Supply and Offtake Agreements	143.6	49.6
Environmental liabilities, net of current portion	139.1	139.5
Asset retirement obligations	70.3	75.5
Deferred tax liabilities	232.1	210.2
Operating lease liabilities, net of current portion	144.2	—
Other non-current liabilities	38.5	62.9
Total non-current liabilities	2,703.2	2,289.0
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 90,940,393 shares and 90,478,075 shares issued at September 30, 2019 and December 31, 2018, respectively	0.9	0.9
Additional paid-in capital	1,146.1	1,135.4
Accumulated other comprehensive income	10.7	28.6
Treasury stock, 16,653,356 shares and 12,477,780 shares, at cost, as of September 30, 2019 and December 31, 2018, respectively	(661.9)	(514.1)
Retained earnings	1,195.3	981.8
Non-controlling interests in subsidiaries	172.3	175.5
Total stockholders’ equity	1,863.4	1,808.1
Total liabilities and stockholders’ equity	$6,793.3	$5,760.6

See accompanying notes to condensed consolidated financial statements

3 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except share and per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018 (1)	2019	2018 (1),(2)
Net revenues	$2,334.3	$2,768.9	$7,014.5	$7,759.0
Cost of sales:
Cost of materials and other	1,964.1	2,244.2	5,731.2	6,537.2
Operating expenses (excluding depreciation and amortization presented below)	141.7	136.4	418.4	400.7
Depreciation and amortization	43.8	41.2	125.7	119.3
Total cost of sales	2,149.6	2,421.8	6,275.3	7,057.2
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	25.2	27.6	77.5	78.9
General and administrative expenses	65.6	58.0	197.3	176.1
Depreciation and amortization	6.0	8.0	21.0	27.1
Other operating expense (income), net	0.5	(1.7)	(0.7)	(9.4)
Total operating costs and expenses	2,246.9	2,513.7	6,570.4	7,329.9
Operating income	87.4	255.2	444.1	429.1
Interest expense	33.9	31.2	95.4	95.2
Interest income	(3.2)	(1.4)	(9.0)	(3.0)
Income from equity method investments	(16.5)	(4.0)	(28.4)	(6.9)
Gain on sale of business	—	—	—	(13.2)
Impairment loss on assets held for sale	—	—	—	27.5
Loss on extinguishment of debt	—	0.1	—	9.1
Other (income) expense, net	(0.2)	(7.5)	3.3	(7.9)
Total non-operating expenses, net	14.0	18.4	61.3	100.8
Income from continuing operations before income tax expense	73.4	236.8	382.8	328.3
Income tax expense	13.4	51.0	83.8	72.3
Income from continuing operations, net of tax	60.0	185.8	299.0	256.0
Discontinued operations:
Income (loss) from discontinued operations, including gain (loss) on sale of discontinued operations	—	0.8	(1.0)	(10.7)
Income tax expense (benefit)	—	0.3	(0.2)	(2.2)
Income (loss) from discontinued operations, net of tax	—	0.5	(0.8)	(8.5)
Net income	60.0	186.3	298.2	247.5
Net income attributed to non-controlling interests	8.7	6.5	20.3	29.0
Net income attributable to Delek	$51.3	$179.8	$277.9	$218.5
Basic income (loss) per share:
Income from continuing operations	$0.68	$2.15	$3.64	$2.82
Income (loss) from discontinued operations	—	$0.01	(0.01)	(0.20)
Total basic income per share	$0.68	$2.16	$3.63	$2.62
Diluted income (loss) per share:
Income from continuing operations	$0.68	$2.02	$3.61	$2.69
Income (loss) from discontinued operations	—	0.01	(0.01)	(0.19)
Total diluted income per share	$0.68	$2.03	$3.60	$2.50
Dividends declared per common share outstanding	$0.29	$0.25	$0.84	$0.70

(1)
Net revenues and cost of materials and other for the three and nine months ended September 30, 2018 reflect a correction of an intercompany elimination which resulted in an increase in those accounts of $273.7 million and $347.1 million, respectively, not previously reflected on the unaudited consolidated financial statements in our September 30, 2018 Quarterly Report on Form 10-Q filed on November 9, 2018. Such amounts are not considered material to the financial statements and had no impact to operating income or net income for those periods. See Note 23 to our annual audited consolidated financial statements included in Part II, Item 8 of our 2018 Annual Report on Form 10-K, as amended and filed on June 27, 2019, for further discussion.

(2)
Income tax expense for the nine months ended September 30, 2018 reflects a correction made in our 2018 Annual Report on Form 10-K (as originally filed on March 1, 2019) to record additional deferred tax expense totaling $5.5 million related to the recognition of a valuation allowance on deferred tax assets recognized in connection with the Big Spring Logistic Assets Acquisition (see Note 5) not previously reported in our September 30, 2018 Quarterly Report on Form 10-Q filed on November 09, 2018. Such amount is not considered material to the financial statements or the trend of earnings for that period. See Note 23 to our annual audited consolidated financial statements included in Part II, Item 8 of our 2018 Annual Report on Form 10-K, as amended and filed on June 27, 2019, for further discussion.

See accompanying notes to condensed consolidated financial statements

4 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018 (1)
Net income attributable to Delek	$51.3	$179.8	$277.9	$218.5
Other comprehensive income (loss):
Commodity contracts designated as cash flow hedges:
Net (losses) gains related to commodity cash flow hedges	(19.8)	52.7	(23.2)	(10.5)
Income tax benefit (expense)	4.1	(11.0)	4.8	2.3
Net comprehensive (loss) income on commodity contracts designated as cash flow hedges	(15.7)	41.7	(18.4)	(8.2)

Loss on interest rate contracts designated as cash flow hedges, net of taxes	—	—	—	(0.5)

Foreign currency translation gain (loss), net of taxes	—	0.2	0.1	(0.4)

Postretirement benefit plans:
Unrealized gain arising during the year related to:
Net actuarial gain	—	8.9	—	9.0
Curtailment and settlement gains	—	2.4	—	2.5
Reclassified to other expense (income), net:
Gain recognized due to curtailment and settlement	—	(2.4)	—	(2.5)
Amortization of net actuarial loss	0.2	—	0.5	—
Gains related to postretirement benefit plans, net	0.2	8.9	0.5	9.0
Income tax expense	(0.1)	(2.0)	(0.1)	(2.0)
Net comprehensive income on postretirement benefit plans, net of taxes	0.1	6.9	0.4	7.0
Total other comprehensive (loss) income	(15.6)	48.8	(17.9)	(2.1)
Comprehensive income attributable to Delek	$35.7	$228.6	$260.0	$216.4

(1)
Net income attributable to Delek and Comprehensive income attributable to Delek for the nine months ended September 30, 2018 reflects a correction made in our 2018 Annual Report on Form 10-K (as originally filed on March 1, 2019) to reduce both amounts for additional deferred tax expense totaling $5.5 million related to the recognition of a valuation allowance on deferred tax assets recognized in connection with the Big Spring Logistic Assets Acquisition (see Note 5) not previously reported in our September 30, 2018 Quarterly Report on Form 10-Q filed on November 09, 2018. Such amount is not considered material to the financial statements or the trend of earnings for that period. See Note 23 to our annual audited consolidated financial statements included in Part II, Item 8 of our 2018 Annual Report on Form 10-K, as amended and filed on June 27, 2019, for further discussion.

See accompanying notes to condensed consolidated financial statements

5 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share and per share data)

		Three Months Ended September 30, 2019
		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	June 30, 2019	90,861,698	$0.9	$1,140.3	$26.3	$1,165.9	(15,416,502)	$(618.9)	$171.7	$1,886.2
Net income		—	—	—	—	51.3	—	—	8.7	60.0
Other comprehensive loss related to commodity contracts, net		—	—	—	(15.7)	—	—	—	—	(15.7)
Other comprehensive income related to postretirement benefit plans, net		—	—	—	0.1	—	—	—	—	0.1
Common stock dividends ($0.29 per share)		—	—	—	—	(21.8)	—	—	—	(21.8)
Distributions to non-controlling interests		—	—	—	—	—	—	—	(8.2)	(8.2)
Equity-based compensation expense		—	—	7.3	—	—	—	—	0.1	7.4
Repurchase of common stock		—	—	—	—	—	(1,236,854)	(43.0)	—	(43.0)
Taxes paid due to the net settlement of equity-based compensation		—	—	(1.5)	—	—	—	—	—	(1.5)
Exercise of equity-based awards		78,695	—	—	—	—	—	—	—	—
Other		—	—	—	—	(0.1)	—	—	—	(0.1)
Balance at	September 30, 2019	90,940,393	$0.9	$1,146.1	$10.7	$1,195.3	(16,653,356)	$(661.9)	$172.3	$1,863.4

6 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share and per share data)

		Three Months Ended September 30, 2018
		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	June 30, 2018	87,631,115	$0.9	$1,041.8	$(42.4)	$722.8	(3,703,826)	$(140.3)	$176.5	$1,759.3
Net income		—	—	—	—	179.8	—	—	6.5	186.3
Other comprehensive income related to commodity contracts, net		—	—	—	41.7	—	—	—	—	41.7
Other comprehensive income related to postretirement benefit plans, net		—	—	—	6.9	—	—	—	—	6.9
Foreign currency translation gain, net		—	—	—	0.2	—	—	—	—	0.2
Common stock dividends ($0.25 per share)		—	—	—	—	(21.0)	—	—	—	(21.0)
Distribution to non-controlling interest		—	—	—	—	—	—	—	(7.4)	(7.4)
Equity-based compensation expense		—	—	5.1	—	—	—	—	0.1	5.2
Shares issued in connection with settlement of Convertible Notes		2,692,218	—	(0.3)	—	—	—	—	—	(0.3)
Shares received in connection with exercise of Call Options		—	—	124.2	—	—	(2,692,771)	(123.9)	—	0.3
Repurchase of common stock		—	—	—	—	—	(1,906,308)	(92.1)	—	(92.1)
Taxes paid due to the net settlement of equity-based compensation		—	—	(2.0)	—	—	—	—	—	(2.0)
Exercise of equity-based awards		109,159	—	—	—	—	—	—	—	—
Other		—	—	—	—	(0.1)	—	—	0.1	—
Balance at	September 30, 2018	90,432,492	$0.9	$1,168.8	$6.4	$881.5	(8,302,905)	$(356.3)	$175.8	$1,877.1

7 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share and per share data)

		Nine Months Ended September 30, 2019
		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	December 31, 2018	90,478,075	$0.9	$1,135.4	$28.6	$981.8	(12,477,780)	$(514.1)	$175.5	$1,808.1
Net income		—	—	—	—	277.9	—	—	20.3	298.2
Other comprehensive loss related to commodity contracts, net		—	—	—	(18.4)	—	—	—	—	(18.4)
Other comprehensive income related to postretirement benefit plans, net		—	—	—	0.4	—	—	—	—	0.4
Foreign currency translation gain, net		—	—	—	0.1	—	—	—	—	0.1
Common stock dividends ($0.84 per share)		—	—	—	—	(64.3)	—	—	—	(64.3)
Distributions to non-controlling interests		—	—	—	—	—	—	—	(23.8)	(23.8)
Equity-based compensation expense		—	—	18.9	—	—	—	—	0.3	19.2
Repurchase of common stock		—	—	—	—	—	(4,175,576)	(147.8)	—	(147.8)
Taxes paid due to the net settlement of equity-based compensation		—	—	(8.4)	—	—	—	—	—	(8.4)
Exercise of equity-based awards		462,318	—	—	—	—	—	—	—	—
Other		—	—	0.2	—	(0.1)	—	—	—	0.1
Balance at	September 30, 2019	90,940,393	$0.9	$1,146.1	$10.7	$1,195.3	(16,653,356)	$(661.9)	$172.3	$1,863.4

8 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (Continued)
(In millions, except share and per share data)

		Nine Months Ended September 30, 2018
		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	December 31, 2017	81,533,548	$0.8	$900.1	$6.9	$767.8	(762,623)	$(25.0)	$313.6	$1,964.2
Net income		—	—	—	—	218.5	—	—	29.0	247.5
Other comprehensive loss related to commodity contracts, net		—	—	—	(8.2)	—	—	—	—	(8.2)
Other comprehensive income related to postretirement benefit plans, net		—	—	—	7.0	—	—	—	—	7.0
Other comprehensive loss related to interest rate contracts, net		—	—	—	(0.4)	—	—	—	—	(0.4)
Foreign currency translation loss, net		—	—	—	(0.4)	—	—	—	—	(0.4)
Common stock dividends ($0.70 per share)		—	—	—	—	(58.8)	—	—	—	(58.8)
Distribution to non-controlling interest		—	—	—	—	—	—	—	(21.5)	(21.5)
Equity-based compensation expense		—	—	15.3	—	—	—	—	0.3	15.6
Issuance of stock for non-controlling interest repurchase, net of tax		5,649,373	0.1	140.4	—	—	—	—	(127.0)	13.5
De-recognition of non-controlling interest		—	—	—	—	—	—	—	(18.7)	(18.7)
Reclassification for stranded tax effects resulting from the the Tax Reform Act		—	—	—	1.6	(1.6)	—	—	—	—
Cumulative effect of adopting accounting principle regarding income tax effect of intra-equity transfers		—	—	—	—	(44.4)	—	—	—	(44.4)
Shares issued in connection with settlement of Convertible Notes		2,692,218	—	(0.3)	—	—	—	—	—	(0.3)
Shares received in connection with exercise of Call Options		—	—	124.2	—	—	(2,692,771)	(123.9)	—	0.3
Repurchase of common stock		—	—	—	—	—	(4,847,511)	(207.4)	—	(207.4)
Taxes paid due to the net settlement of equity-based compensation		—	—	(10.8)	—	—	—	—	—	(10.8)
Exercise of equity-based awards		556,564	—	—	—	—	—	—	—	—
Other		789	—	(0.1)	(0.1)	—	—	—	0.1	(0.1)
Balance at	September 30, 2018	90,432,492	$0.9	$1,168.8	$6.4	$881.5	(8,302,905)	$(356.3)	$175.8	$1,877.1

See accompanying notes to condensed consolidated financial statements

9 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2019	2018 (1)
Cash flows from operating activities:
Net income	$298.2	$247.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146.7	146.4
Other amortization/accretion	7.1	6.7
Non-cash lease expense	29.6	—
Deferred income taxes	26.3	(29.2)
Income from equity method investments	(28.4)	(6.9)
Dividends from equity method investments	11.7	5.2
Loss on disposal of assets	3.8	1.3
Loss on extinguishment of debt	—	9.1
Gain on sale of business	—	(13.2)
Impairment of assets held for sale	—	27.5
Equity-based compensation expense	19.2	15.6
Income tax benefit of equity-based compensation	(2.0)	—
Loss from discontinued operations	0.8	8.5
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(319.4)	(112.7)
Inventories and other current assets	(211.5)	(78.7)
Fair value of derivatives	(12.8)	(64.1)
Accounts payable and other current liabilities	474.3	50.5
Obligation under Supply and Offtake Agreement	46.4	32.2
Non-current assets and liabilities, net	(41.6)	(14.4)
Cash provided by operating activities - continuing operations	448.4	231.3
Cash used in operating activities - discontinued operations	—	(30.1)
Net cash provided by operating activities	448.4	201.2
Cash flows from investing activities:
Equity method investment contributions	(214.0)	(0.2)
Distributions from equity method investments	0.8	1.0
Purchases of property, plant and equipment	(305.7)	(228.0)
Purchase of intangible assets	(0.8)	(1.7)
Proceeds from sale of property, plant and equipment	0.3	5.4
Proceeds from sale of retail stores	9.9	—
Proceeds from sale of business	—	110.8
Proceeds from sales of discontinued operations	—	55.5
Cash used in investing activities - continuing operations	(509.5)	(57.2)
Cash provided by investing activities - discontinued operations	—	20.0
Net cash used in investing activities	(509.5)	(37.2)
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(In millions)

	Nine Months Ended September 30,
	2019	2018 (1)
Cash flows from financing activities:
Proceeds from long-term revolvers	$1,278.4	$1,749.1
Payments on long-term revolvers	(1,278.9)	(1,227.8)
Proceeds from term debt	246.8	690.6
Payments on term debt	(31.5)	(824.6)
Proceeds from product financing agreements	40.8	—
Repayments of product financing agreements	(22.2)	(72.4)
Taxes paid due to the net settlement of equity-based compensation	(8.4)	(10.8)
Repurchase of common stock	(147.8)	(207.4)
Distribution to non-controlling interest	(23.8)	(21.5)
Dividends paid	(64.3)	(58.8)
Deferred financing costs paid	(0.9)	(13.2)
Cash (used in) provided by financing activities - continuing operations	(11.8)	3.2
Cash provided by (used in) financing activities - discontinued operations	—	—
Net cash (used in) provided by financing activities	(11.8)	3.2
Net (decrease) increase in cash and cash equivalents	(72.9)	167.2
Cash and cash equivalents at the beginning of the period	1,079.3	941.9
Cash and cash equivalents of continuing operations at the end of the period	$1,006.4	$1,109.1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $1.2 million and $0.6 million in the 2019 and 2018 periods, respectively	$88.3	$87.2
Income taxes	$73.3	$53.3
Non-cash investing activities:
Common stock issued in connection with the buyout of Alon Partnership non-controlling interest	$—	$127.0
Increase (decrease) in accrued capital expenditures	$19.1	$(17.1)
Non-cash financing activities:
Non-cash lease liability arising from recognition of right of use assets upon adoption of ASU 2016-02	$211.0	$—
Non-cash lease liability arising from obtaining right of use assets during the period	$9.6	$—
Common stock issued in connection with settlement of Convertible Notes	$—	$123.9
Treasury shares received in connection with exercise of Call Options	$—	$(123.9)

(1)
Net income and deferred income taxes for the nine months ended September 30, 2018 reflects a correction made in our 2018 Annual Report on Form 10-K (as originally filed on March 1, 2019) to record additional deferred tax expense totaling $5.5 million related to the recognition of a valuation allowance on deferred tax assets recognized in connection with the Big Spring Logistic Assets Acquisition (see Note 5) not previously reported in our September 30, 2018 Quarterly Report on Form 10-Q filed on November 09, 2018. Such amount is not considered material to the financial statements or the trend of earnings for that period. See Note 23 to our annual audited consolidated financial statements included in Part II, Item 8 of our 2018 Annual Report on Form 10-K, as amended and filed on June 27, 2019, for further discussion.

See accompanying notes to condensed consolidated financial statements

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Organization and Basis of Presentation
Delek US Holdings, Inc. operates through its consolidated subsidiaries, which include Delek US Energy, Inc. (and its subsidiaries) and Alon USA Energy, Inc. ("Alon") (and its subsidiaries). The terms "we," "our," "us," "Delek" and the "Company" are used in this report to refer to Delek and its consolidated subsidiaries. Delek's Common Stock is listed on the NYSE under the symbol "DK."
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

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
ASU 2018-14, Compensation - Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued guidance related to disclosure requirements for defined benefit plans. The pronouncement eliminates, modifies and adds disclosure requirements for defined benefit plans. The pronouncement is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. We expect to adopt this guidance on the effective date and do not expect adopting this new guidance will have a material impact on our business, financial condition or results of operations.
ASU 2018-13, Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued guidance related to disclosure requirements for fair value measurements. The pronouncement eliminates, modifies and adds disclosure requirements for fair value measurements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We expect to adopt this guidance on the effective date and do not expect adopting this new guidance will have a material impact on our business, financial condition or results of operations.
ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance requiring the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Organizations will now use forward-looking information to better inform their credit loss estimates. We are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations, which includes scoping, accounting, and disclosure considerations and historical analysis of applicable assets. This guidance is effective for interim and annual periods beginning after December 15, 2019. We expect to adopt this guidance on the effective date.

Note 2 - Acquisitions
In January 2017, we announced that Delek (and various related entities) ("Old Delek") entered into a merger agreement with Alon, as amended (the "Merger Agreement"). The related Merger (the "Delek/Alon Merger") was effective July 1, 2017 (the “Effective Time”), resulting in a new post-combination consolidated registrant renamed as Delek US Holdings, Inc. (“New Delek”, or "Delek"), with Alon and Old Delek surviving as wholly-owned subsidiaries of New Delek. New Delek is the successor issuer to Old Delek and Alon pursuant to Rule 12g-3(c) under the Exchange Act, as amended. In addition, as a result of the Delek/Alon Merger, the shares of common stock of Old Delek and Alon were delisted from the NYSE in July 2017, and their respective reporting obligations under the Exchange Act were terminated.
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
The Delek/Alon Merger was accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. Transaction costs incurred by the Company in connection with the Delek/Alon Merger totaled $6.6 million for the nine months ended September 30, 2018 (none were incurred during the three months then ended). Such costs were included in general and administrative expenses in the accompanying condensed consolidated statements of income.
The final allocation of the aggregate purchase price (which was finalized as of June 30, 2018) is summarized as follows (in millions), and is inclusive of our discontinued Paramount and Long Beach, California refinery and California renewable fuels facility operations (collectively, the "California Discontinued Entities," discussed in Note 7):

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

During the nine months ended September 30, 2018, certain immaterial purchase price accounting adjustments were recorded related to accretion of environmental liabilities and amortization of leasehold intangibles identified and valued during the final months of the measurement period (none were made during the three months then ended).
Note 3 - Segment Data
We aggregate our operating units into three reportable segments: Refining, Logistics, and Retail.
Operations that are not specifically included in the reportable segments are included in Corporate, Other and Eliminations, which consist of the following:

•	our corporate activities;

•	results of certain immaterial operating segments, including our Canadian crude trading operations (as discussed in Note 11);

•	Alon's asphalt terminal operations acquired as part of the Delek/Alon Merger and subsequently substantially disposed in the second quarter of 2018 (see Note 7 for further discussion);

•	the California Discontinued Entities which were acquired as part of the Delek/Alon Merger and subsequently disposed over the first seven months of 2018 (see Note 7 for further discussion); and

•	intercompany eliminations.
Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of the reportable segments based on the segment contribution margin. Segment contribution margin is defined as net revenues less cost of materials and other and operating expenses, excluding depreciation and amortization. All inter-segment transactions have been eliminated in consolidation.
Refining Segment
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd") as of September 30, 2019, including the following:

•	75,000 bpd Tyler, Texas refinery (the "Tyler refinery");

•	80,000 bpd El Dorado, Arkansas refinery (the "El Dorado refinery");

•	73,000 bpd Big Spring, Texas refinery (the "Big Spring refinery");

•	74,000 bpd Krotz Springs, Louisiana refinery (the "Krotz Springs refinery"); and

•	a non-operating refinery located in Bakersfield, California
As of September 30, 2019, the refining segment also owns and operates two biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas and Cleburne, Texas. The refining segment's petroleum-based products are marketed primarily in the south central, southwestern and western regions of the United States, and the refining segment also ships and sells gasoline into wholesale markets in the southern and eastern United States. Motor fuels are sold under the Alon or Delek brand through various terminals to supply Alon or Delek branded retail sites. In addition, we sell motor fuels through our wholesale distribution network on an unbranded basis.

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Logistics Segment
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
Retail Segment
Our retail segment consists of 263 owned and leased convenience store sites as of September 30, 2019, located primarily in central and west Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel primarily under the Alon or Delek brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination require the removal of all 7-Eleven branding on a store-by-store basis by the earlier of December 31, 2021 or the date upon which our last 7-Eleven store is de-identified or closed. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed at such convenience store sites pursuant to the termination. In connection with certain strategic initiatives, we closed or sold 20 under-performing or non-strategic store locations during the nine months ended September 30, 2019 for total proceeds of $9.9 million.
Significant Inter-segment Transactions
Inter-segment transactions consist primarily of the following:

•	refining segment refined product sales to the retail segment to be sold through the store locations;

•	refining segment sales of asphalt and refined product to entities included in corporate, other and eliminations;

•
logistics segment service fee revenue under service agreements with the refining segment based on the number of gallons sold and to share a portion of the margin achieved in return for providing marketing, sales and customer services;

•	logistics segment sales of wholesale finished product to our refining segment; and

•	logistics segment crude transportation, terminalling and storage fee revenue from our refining segment for the utilization of pipeline, terminal and storage assets.
Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended September 30, 2019
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$2,036.9	$71.4	$218.5	$7.5	$2,334.3
Inter-segment fees and revenues	139.9	66.2	—	(206.1)	—
Operating costs and expenses:
Cost of materials and other	1,928.6	72.6	176.4	(213.5)	1,964.1
Operating expenses (excluding depreciation and amortization presented below)	120.7	18.4	23.5	4.3	166.9
Segment contribution margin	$127.5	$46.6	$18.6	$10.6	203.3
Depreciation and amortization	34.6	6.6	3.0	5.6	49.8
General and administrative expenses					65.6
Other operating expense, net					0.5
Operating income					$87.4
Capital spending (excluding business combinations)	$63.3	$4.0	$3.8	$39.4	$110.5

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2018
	Refining (1)	Logistics	Retail	Corporate, Other and Eliminations	Consolidated (1)
Net revenues (excluding inter-segment fees and revenues)	$2,420.5	$100.3	$246.4	$1.7	$2,768.9
Inter-segment fees and revenues	228.8	63.8	—	(292.6)	—
Operating costs and expenses:
Cost of materials and other	2,211.0	105.6	204.4	(276.8)	2,244.2
Operating expenses (excluding depreciation and amortization presented below)	118.8	15.4	26.7	3.1	164.0
Segment contribution margin	$319.5	$43.1	$15.3	$(17.2)	360.7
Depreciation and amortization	33.8	6.7	5.3	3.4	49.2
General and administrative expenses					58.0
Other operating income, net					(1.7)
Operating income					$255.2
Capital spending (excluding business combinations)	$51.1	$2.9	$1.9	$30.2	$86.1

	Nine Months Ended September 30, 2019
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$6,096.7	$254.3	$640.2	$23.3	$7,014.5
Inter-segment fees and revenues	539.9	191.1	—	(731.0)	—
Operating costs and expenses:
Cost of materials and other	5,679.8	262.7	521.9	(733.2)	5,731.2
Operating expenses (excluding depreciation and amortization presented below)	356.7	51.8	71.9	15.5	495.9
Segment contribution margin	$600.1	$130.9	$46.4	$10.0	787.4
Depreciation and amortization	98.9	19.8	11.5	16.5	146.7
General and administrative expenses					197.3
Other operating income, net					(0.7)
Operating income					$444.1
Capital spending (excluding business combinations)	$193.8	$6.2	$14.3	$110.5	$324.8

	Nine Months Ended September 30, 2018
	Refining (1)	Logistics	Retail	Corporate, Other and Eliminations (4)	Consolidated (1)
Net revenues (excluding inter-segment fees and revenues)	$6,678.2	$319.8	$700.8	$60.2	$7,759.0
Inter-segment fees and revenues	640.2	178.5	—	(818.7)	—
Operating costs and expenses:
Cost of materials and other	6,341.9	330.6	578.5	(713.8)	6,537.2
Operating expenses (excluding depreciation and amortization presented below)	346.7	42.9	76.5	13.5	479.6
Segment contribution margin	$629.8	$124.8	$45.8	$(58.2)	742.2
Depreciation and amortization	99.1	19.7	16.8	10.8	146.4
General and administrative expenses					176.1
Other operating income, net					(9.4)
Operating income					$429.1
Capital spending (excluding business combinations)	$136.3	$7.4	$6.0	$61.2	$210.9

(1)
Refining segment and consolidated net revenues and cost of materials and other for the three and nine months ended September 30, 2018 reflect a correction of an intercompany elimination which resulted in an increase in those accounts of $273.7 million and $347.1 million, respectively, not previously reflected on the unaudited consolidated financial statements in our September 30, 2018 Quarterly Report on Form 10-Q filed on November 9, 2018. Such amounts are not considered material to the financial statements and had no impact to operating income or segment contribution margin for those periods. See Note 23 to our annual audited consolidated financial statements included in Part II, Item 8 of our 2018 Annual Report on Form 10-K, as amended and filed on June 27, 2019, for further discussion.

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Segment Information
Total assets by segment were as follows as of September 30, 2019:

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Total assets	$7,036.8	$767.8	$354.2	$(1,365.5)	$6,793.3
Less:
Inter-segment notes receivable	(1,731.0)	—	—	1,731.0	—
Inter-segment right of use lease assets	(387.8)	—	—	387.8	—
Total assets, excluding inter-segment notes receivable and right of use assets	$4,918.0	$767.8	$354.2	$753.3	$6,793.3

Property, plant and equipment and accumulated depreciation as of September 30, 2019 and depreciation expense by reporting segment for the three and nine months ended September 30, 2019 are as follows (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$2,417.9	$457.7	$154.3	$280.0	$3,309.9
Less: Accumulated depreciation	(679.0)	(159.6)	(38.7)	(67.4)	(944.7)
Property, plant and equipment, net	$1,738.9	$298.1	$115.6	$212.6	$2,365.2
Depreciation expense for the three months ended September 30, 2019	$34.1	$6.6	$2.8	$5.6	$49.1
Depreciation expense for the nine months ended September 30, 2019	$95.0	$19.8	$10.9	$16.5	$142.2

In accordance with Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment ("ASC 360"), Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment related to our property, plant and equipment as of September 30, 2019.

Note 4 - Earnings (Loss) Per Share
Basic earnings per share (or "EPS") is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income (loss), as adjusted for changes to income that would result from the assumed settlement of the dilutive equity instruments included in diluted weighted average common shares outstanding, by the diluted weighted average common shares outstanding. For all periods presented, we have outstanding various equity-based compensation awards that are considered in our diluted EPS calculation (when to do so would be dilutive), and is inclusive of awards disclosed in Note 17 to these condensed consolidated financial statements. For those instruments that are indexed to our common stock, they are generally dilutive when the market price of the underlying indexed share of common stock is in excess of the exercise price. Additionally, in connection with the Delek/Alon Merger, we assumed certain equity instruments, including conversion options (associated with the Convertible Notes) and Warrants, that were dilutive in certain periods (see discussion of these instruments in Note 10). The Convertible Notes conversion options were dilutive during the period they were outstanding when the incremental EPS calculated by dividing the increase in income associated with the elimination of interest expense on the convertible debt, net of tax, by the number of shares that would be issued upon conversion using the treasury stock method (which is applicable because of the cash settlement feature associated with the underlying principal) is dilutive to the overall diluted EPS calculation. The Warrants were generally dilutive during the period they were outstanding when the market price of the underlying indexed share of common stock is in excess of the exercise price. All such instruments that may otherwise be dilutive may not be dilutive when there is a net loss for the period. On September 17, 2018, Delek settled the Convertible Notes for a combination of cash and shares of New Delek Common Stock (See Note 10) and in November 2018, Delek entered into Warrant Unwind Agreements (the "Unwind Agreements" - See Note 10) with the holders of our outstanding common stock warrants; therefore, these instruments were only potentially dilutive for EPS for the three and nine months ended September 30, 2018.

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Numerator for EPS - continuing operations
Income from continuing operations	$60.0	$185.8	$299.0	$256.0
Less: Income from continuing operations attributed to non-controlling interest	8.7	6.5	20.3	20.9
Income from continuing operations attributable to Delek (numerator for basic EPS - continuing operations attributable to Delek)	51.3	179.3	278.7	235.1
Interest on convertible debt, net of tax	—	0.7	—	2.5
Numerator for diluted EPS - continuing operations attributable to Delek	$51.3	$180.0	$278.7	$237.6

Numerator for EPS - discontinued operations
Income (loss) from discontinued operations	$—	$0.5	$(0.8)	$(8.5)
Less: Loss from discontinued operations attributed to non-controlling interest	—	—	—	8.1
Income (loss) from discontinued operations attributable to Delek	$—	$0.5	$(0.8)	$(16.6)

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	75,028,562	83,575,122	76,463,435	83,294,473
Dilutive effect of convertible debt	—	2,176,140	—	2,183,186
Dilutive effect of warrants	—	1,683,722	—	1,291,156
Dilutive effect of stock-based awards	673,749	1,586,276	704,399	1,600,298
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	75,702,311	89,021,260	77,167,834	88,369,113

EPS:
Basic income (loss) per share:
Income from continuing operations	$0.68	$2.15	$3.64	$2.82
Income (loss) from discontinued operations	$—	0.01	$(0.01)	(0.20)
Total basic income per share	$0.68	$2.16	$3.63	$2.62
Diluted income (loss) per share:
Income from continuing operations	$0.68	$2.02	$3.61	$2.69
Income (loss) from discontinued operations	$—	0.01	$(0.01)	(0.19)
Total diluted income per share	$0.68	$2.03	$3.60	$2.50

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be antidilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	1,846,919	1,014,057	2,003,283	1,208,648

Note 5 - Delek Logistics and the Alon Partnership
Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of September 30, 2019, we owned a 61.4% limited partner interest in Delek Logistics, consisting of 15,294,046 common units, and a 94.6% interest in Delek Logistics GP, LLC, which owns the entire 2.0% general partner interest, consisting of 498,312 general partner units, in Delek Logistics and all of the incentive distribution rights.

17 |

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

	September 30, 2019	December 31, 2018

ASSETS
Cash and cash equivalents	$6.4	$4.5
Accounts receivable	20.0	21.6
Inventory	7.7	5.5
Other current assets	2.7	1.0
Property, plant and equipment, net	298.1	312.6
Equity method investments	247.0	104.8
Operating lease right-of-use assets	18.3	—
Goodwill	12.2	12.2
Intangible assets, net	132.8	138.2
Other non-current assets	22.7	24.2
Total assets	$767.9	$624.6
LIABILITIES AND DEFICIT
Accounts payable	$12.5	$14.2
Accounts payable to related parties	2.8	7.8
Current portion of operating lease liabilities	4.8	—
Accrued expenses and other current liabilities	12.2	14.5
Long-term debt	840.8	700.4
Asset retirement obligations	5.5	5.2
Operating lease liabilities, net of current portion	13.5	—
Other non-current liabilities	18.2	17.3
Deficit	(142.5)	(134.8)
Total liabilities and deficit	$767.8	$624.6

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Alon Partnership
As part of the Delek/Alon Merger, we acquired a majority interest in the Alon Partnership, which owns the assets and conducts the operations of the Big Spring refinery and the associated integrated wholesale marketing operations. On February 7, 2018 (the "Merger Date"), Delek acquired from the Alon Partnership all of the outstanding limited partner units that Delek did not already own in an all-equity transaction (the "Alon Partnership Merger"). Delek owned approximately 51.0 million limited partner units of the Alon Partnership, or approximately 81.6% of the outstanding units, immediately prior to the Merger Date. Under terms of the merger agreement, the owners of the remaining outstanding units in the Alon Partnership that Delek did not own immediately prior to the Merger Date received a fixed exchange ratio of 0.49 shares of New Delek common stock for each limited partner unit of the Alon Partnership, resulting in the issuance of approximately 5.6 million shares of New Delek common stock to the public unitholders of the Alon Partnership. Because the transaction represented a combination of ownership interests under common control, the transfer of equity from non-controlling interest to owned interest (additional paid-in capital) was recorded at carrying value and no gain or loss was recognized in connection with the transaction. Additionally, book-tax basis difference was created as a result of the transaction that resulted in a deferred tax asset of approximately $13.5 million, net of a valuation allowance on certain state income tax components, that also increased additional paid-in capital. Transaction costs incurred by the Company in connection with the Alon Partnership Merger totaled approximately $3.0 million for the nine months ended September 30, 2018, none of which were recorded in the third quarter of 2018. Such costs were included in general and administrative expenses in the accompanying condensed consolidated statements of income.
Prior to the Merger Date, the Alon Partnership was a variable interest entity for which Delek was the primary beneficiary. As of September 30, 2019 and December 31, 2018, the Alon Partnership is included in Delek's condensed consolidated balance sheet as a wholly-owned subsidiary.

Note 6 - Equity Method Investments
Wink to Webster Pipeline LLC ("WWP")
On July 30, 2019, we, through our wholly-owned direct subsidiary Delek US Energy, Inc. (“Delek Energy”), entered into a limited liability company agreement (the “LLCA”) and related agreements with multiple joint venture members of Wink to Webster Pipeline LLC (“WWP”). Pursuant to the LLCA, Delek Energy acquired a 15% ownership interest in WWP. WWP intends to construct and operate a crude oil pipeline system from Wink, Texas to Webster, Texas along with certain pipelines from Webster, Texas to other destinations in the Gulf Coast area. Pursuant to the LLCA, Delek Energy will be required to contribute its percentage interest of the applicable construction costs (including certain costs previously incurred by WWP) and it is anticipated that Delek Energy’s capital contributions will total approximately $340 million to $380 million over the course of construction (expected to be two to three years). During the three and nine months ended September 30, 2019, we made capital contributions totaling $75.3 million. Subsequent to September 30, 2019, we made additional capital contributions totaling $46.2 million based on capital calls received.
As of September 30, 2019, Delek's investment balance in WWP totaled $75.3 million, and we recognized nominal income on the investment for the three and nine months then ended. This investment is accounted for using the equity method and is included as part of total assets in corporate, other and eliminations in our segment disclosure.
Red River Pipeline Company LLC ("Red River")
In May 2019, Delek Logistics, through its wholly owned indirect subsidiary Delek Logistics Pipeline, LLC (“Delek Logistics Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, Delek Logistics Pipeline contributed $124.7 million, substantially all of which was financed under the Delek Logistics Credit Facility (as defined in Note 10), to Red River in exchange for a 33% membership interest in Red River and Delek Logistics Pipeline’s admission as a member of Red River. Red River owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, with an expansion project planned to increase the pipeline capacity, which is expected to be completed during the first half of 2020. Delek Logistics contributed an additional $3.5 million related to such expansion project in May 2019. As of September 30, 2019, Delek's investment balance in Red River totaled $131.2 million, and we recognized income on the investment totaling $4.7 million and $7.0 million for the three and nine months then ended September 30, 2019, respectively. This investment is accounted for using the equity method and is included as part of total assets in our logistics segment.
Other Investments
Delek Logistics also has two joint ventures that own and operate logistics assets, and which serve third parties and subsidiaries of Delek. As of September 30, 2019 and December 31, 2018, Delek Logistics' investment balances in these joint ventures totaled $115.8 million and $104.8 million, respectively, and were accounted for using the equity method.
Delek Renewables, LLC, a wholly-owned subsidiary of Delek, has a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in North Little Rock, Arkansas. As of September 30, 2019 and December 31, 2018, Delek Renewables, LLC's investment balance in this joint venture was $4.2 million and $2.4 million, respectively, and was accounted for using the equity method. The investment in this joint venture is reflected in the refining segment.

19 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Effective with the Delek/Alon Merger, we acquired a 50% interest in two joint ventures that own asphalt terminals located in Fernley, Nevada, and Brownwood, Texas. On May 21, 2018, Delek sold its 50% interest in the asphalt terminal located in Fernley, Nevada. See Note 7 for further discussion. As of September 30, 2019 and December 31, 2018, Delek's investment balance in the Brownwood, Texas joint venture was $33.7 million and $23.1 million, respectively. This investment is accounted for using the equity method and is included as part of total assets in corporate, other and eliminations in our segment disclosure.

Note 7 - Discontinued Operations and Assets Held for Sale
Asphalt Terminals
On February 12, 2018, Delek announced it had reached a definitive agreement to sell certain assets and operations of four asphalt terminals (included in corporate, other and eliminations in our segment disclosure), as well as an equity method investment in an additional asphalt terminal located in Femley, Nevada, to an affiliate of Andeavor. On May 21, 2018, Delek completed the transaction and received net proceeds of approximately $110.8 million, inclusive of the $75.0 million base proceeds as well as certain working capital adjustments. The assets associated with the owned terminals met the definition of held for sale pursuant to ASC 360 as of February 1, 2018, but did not meet the definition of discontinued operations pursuant to ASC 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20"), as the sale of these asphalt assets did not represent a strategic shift that would have a major effect on the entity's operations and financial results. Accordingly, depreciation ceased as of February 1, 2018, and the assets to be sold were reclassified to assets held for sale as of that date and were written down to the estimated fair value less costs to sell, resulting in an impairment loss on assets held for sale of $27.5 million for the nine months ended September 30, 2018 (none for the three months then ended). All goodwill associated with the asphalt operations sold was written off in connection with the impairment charge discussed above. In connection with the completion of the sale transaction in the second quarter of 2018, we recognized a gain of approximately $13.2 million, resulting primarily from the recognition of certain additional proceeds at closing associated with the asphalt terminals which were not previously determinable/probable and the recognition of the gain on the sale of the joint venture which was not previously recognized as held for sale (as it did not meet the criteria).
California Discontinued Entities
During the third quarter 2017, we committed to a plan to sell certain assets associated with our Paramount and Long Beach, California refineries and our California renewable fuels facility (as previously defined, the "California Discontinued Entities"). Such operations were designated and reported as discontinued operations.
Sale of Paramount Refinery Assets and Altair
On March 16, 2018, Delek sold to World Energy, LLC ("World Energy") (i) all of Delek’s membership interests in the California renewable fuels facility ("AltAir") (ii) certain refining assets and other related assets located in Paramount, California and (iii) certain associated tank farm and pipeline assets and other related assets located in California. Upon final settlement (excluding contingent components), Delek expects to receive net cash proceeds of approximately $85.2 million, which included a post-closing working capital settlement, Delek’s portion of the biodiesel tax credit (the "BTC") for 2017 and certain customary adjustments. The sale resulted in a loss on sale of discontinued operations totaling approximately $41.4 million of which $41.2 million was recorded during the nine months ended September 30, 2018 (none for the three months ended September 30, 2018). Of the total expected proceeds, $70.4 million was received during the nine months ended September 30, 2018 ($14.9 million of which were included in net cash flows from investing activities in discontinued operations). Prior to the agreement reached with World Energy in August 2019 (see below), we had a remaining receivable from the buyer totaling approximately $14.8 primarily related to the working capital settlement. Additionally, Delek is entitled to its pro rata portion of any tax credits relating to AltAir activities in 2018 earned through the sale date if the 2018 BTC is re-enacted. A receivable for such additional contingent proceeds will be recorded when the criteria for recognition are met, which is predicated upon reenactment of the tax credit and determination of the amounts earned by AltAir.
In August 2019, we reached an agreement with World Energy to offset amounts payable by Delek under our seller obligations for the Ten-Tex Litigation matter (defined and further discussed in Note 13) against the working capital settlement receivable referenced above, and to convert the net receivable to a promissory note in the amount of $12.3 million (the "World Energy Note Receivable" or the "Note Receivable"). The World Energy Note Receivable bears interest at a fixed rate of 6.0% per annum payable monthly, and requires monthly principal payments totaling approximately $0.5 million beginning in January 2020. The Note Receivable matures on December 31, 2021, subject to acceleration clauses if certain events occur. In the event that the BTC is re-enacted for 2018 and/or 2019 resulting in proceeds to World Energy for Altair's qualifying credits, pre-payment of the lesser of the remaining outstanding balance (and all accrued interest) or the amount of the BTC proceeds received will be payable to Delek within 15 days of such receipt.
Sale of Long Beach Refinery Net Assets
The transaction to dispose of certain assets and liabilities associated with our Long Beach, California refinery to Bridge Point Long Beach, LLC closed July 17, 2018 resulting in initial cash proceeds of approximately $14.5 million, net of expenses, and resulting in a gain on sale of discontinued operations of approximately $1.4 million during the third quarter of 2018.

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating Results
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

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Net revenues	$—	$32.5
Cost of sales:
Cost of materials and other	—	3.8
Operating expenses (excluding depreciation and amortization)	(0.6)	(9.4)
Total cost of sales	(0.6)	(5.6)
General and administrative expenses	—	(1.1)
Other operating income, net	—	0.3
Interest income	—	3.0
Loss on sale of California Discontinued Entities	1.4	(39.8)
Loss from discontinued operations before taxes	0.8	(10.7)
Income tax benefit	0.3	(2.2)
Loss from discontinued operations, net of tax (1)	$0.5	$(8.5)

(1)
Included in loss from discontinued operations is net income attributable to non-controlling interest totaling $8.1 million related to AltAir for the nine months ended September 30, 2018 (none for the three months ended September 30, 2018).

Related to the California Discontinued Entities, all of which were disposed of by December 31, 2018, we retained certain obligations associated with various matters, including (but not necessarily limited to) California emissions credits requirements that were attributable to operations of the California Discontinued Entities for periods prior to disposition, litigations, claims or assessments related to matters/events that occurred prior to disposition, or indemnification of certain liabilities that related to the California Discontinued Entities and arose prior to disposition. Related to these matters, we recorded liabilities of $3.4 million and $5.0 million as of September 30, 2019 and December 31, 2018, respectively based on amounts that were deemed probable and could be reasonably estimated as of those dates. During the nine months ended September 30, 2019, we recorded an additional accrual for California emission credit obligation based upon our revised estimates totaling $3.4 million, none of which was recorded in the third quarter. Additionally, in July 2019, we resolved a pending litigation matter (the Ten-Tex Litigation -- see Note 13) that resulted in a decrease in our accrual totaling $2.4 million during the nine months ended September 30, 2019. Such adjustments are included in loss from discontinued operations on the accompanying condensed consolidated statements of income for those periods.

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
Carrying value of inventories consisted of the following (in millions):

	September 30, 2019	December 31, 2018
Refinery raw materials and supplies	$432.8	$289.0
Refinery work in process	94.4	58.9
Refinery finished goods	342.4	304.1
Retail fuel	5.6	8.0
Retail merchandise	25.7	25.4
Logistics refined products	7.7	5.5
Total inventories	$908.6	$690.9

21 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2019, we recorded a pre-tax inventory valuation reserve of $23.9 million, $12.4 million of which related to LIFO inventory, due to a market price decline below our cost of certain inventory products. At December 31, 2018, we recorded a pre-tax inventory valuation reserve of $54.0 million, $39.4 million of which related to LIFO inventory, which reversed in the first quarter of 2019 due to the sale of inventory quantities that gave rise to the December 31, 2018 reserve. We recognized a net (increase) reduction in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of $(21.4) million and $30.1 million for the three and nine months ended September 30, 2019, respectively, and $(0.1) million and $1.9 million for the three and nine months ended September 30, 2018, respectively.

Note 9 - Crude Oil Supply and Inventory Purchase Agreements
Delek has Supply and Offtake Agreements with J. Aron & Company ("J. Aron") in connection with its El Dorado, Big Spring and Krotz Spring refineries (collectively, the "Supply and Offtake Agreements"). Pursuant to the Supply and Offtake Agreements, (i) J. Aron agrees to sell to us, and we agree to buy from J. Aron, at market prices, crude oil for processing at these refineries and (ii) we agree to sell, and J. Aron agrees to buy, at market prices, certain refined products produced at these refineries. The Supply and Offtake Agreements also provide for the lease to J. Aron of crude oil and refined product storage facilities, and the identification of prospective purchasers of refined products on J. Aron’s behalf. At the inception of the Supply and Offtake Agreements, we transferred title to a certain number of barrels of crude and other inventories to J. Aron (the "Step-In"), and the Supply and Offtake Agreements require the repurchase of remaining inventory (including certain "Baseline Volumes") at the termination of those Agreements (the "Step-Out"). The Supply and Offtake Agreements are accounted for as product financing arrangements under the fair value election provided by ASC 815 Derivatives and Hedging ("ASC 815") and ASC 825, Financial Instruments ("ASC 825").
Barrels subject to the Supply and Offtake Agreements are as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs
Baseline Volumes pursuant to the respective Supply and Offtake Agreements	1.9	0.8	1.3
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of September 30, 2019 (1)	3.4	1.5	1.6
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of December 31, 2018 (1)	2.8	1.7	1.8

(1)	Includes Baseline Volumes plus/minus over/short quantities.

The El Dorado Supply and Offtake Agreement has a maturity date of April 30, 2020. The Big Spring and Krotz Springs Supply and Offtake Agreements have initial terms that expire in May 2021. J. Aron or Delek may elect to terminate the agreements at the Big Spring and Krotz Springs refineries in May 2020 on six months' prior notice. The Supply and Offtake Agreements have certain termination provisions, which may include requirements to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
The Supply and Offtake Agreements were amended in December 2018 for Big Spring and in January 2019 for El Dorado and Krotz Springs so that the repurchase of Baseline Volumes at the end of the Supply and Offtake Agreement term (representing the "Baseline Step-Out Liability" or, collectively, the "Baseline Step-Out Liabilities") will be based upon a fixed price. Prior to those amendments, the Baseline Step-Out Liabilities were based on market-indexed pricing. The amendments resulted in Baseline Step-Out Liabilities that are no longer subject to commodity price volatility, but for which its fair value is now subject to interest rate risk. As a result, we recorded gains on the change in fair value resulting from the modification of the instruments from commodities-based risk to interest rate risk in cost of materials and other in the periods in which the amendments occurred, including $7.6 million of which were recognized in the first quarter of 2019. Subsequent to these amendments, such Baseline Step-Out Liabilities will continue to be recorded at fair value, where the fair value will reflect changes in interest rate risk rather than commodity price risk under the fair value election provided by ASC 815 and ASC 825. Prior to the amendments, the Obligations under the Supply and Offtake Agreements were all classified as current based on the market-indexed nature of the liabilities. Subsequent to the amendments, the Baseline Step-Out Liabilities are reflected as non-current liabilities on our consolidated balance sheet to the extent that they are not contractually due within twelve months. Monthly activity resulting in over and short volumes continue to be valued using market-indexed pricing, and are included in current liabilities (or receivables) on our consolidated balance sheet. Net balances payable (receivable) under the Supply and Offtake Agreements were as follows as of the balance sheet dates:

22 |

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Balances as of September 30, 2019:
Baseline Step-Out Liability	$124.1	$56.5	$87.1	$267.7
Revolving over/short product financing liability	80.4	32.8	27.7	140.9
Total Obligations Under Supply and Offtake Agreements	204.5	89.3	114.8	408.6
Less: Current portion	204.5	32.8	27.7	265.0
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$—	$56.5	$87.1	$143.6
Other receivable for monthly activity true-up (included in current receivables)	$(6.9)	$(2.4)	$(3.1)	$(12.4)

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Balances as of December 31, 2018:
Baseline Step-Out Liability	$—	$49.6	$—	$49.6
Revolving over/short product financing liability	—	46.9	—	46.9
Revolving Step-Out Liability (prior to January 2019 amendments)	152.6	—	113.1	265.7
Total Obligations Under Supply and Offtake Agreements	152.6	96.5	113.1	362.2
Less: Current portion	152.6	46.9	113.1	312.6
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$—	$49.6	$—	$49.6
Other (receivable) payable for monthly activity true-up (included in current payables (receivables))	$(7.8)	$(0.4)	$1.4	$(6.8)

In September 2019, we amended the Supply and Offtake Agreements to increase the fixed Step-Out price on Baseline Volumes. As a result of the change in the contractual terms, we received cash, net of estimated fees paid, totaling approximately $38.9 million. No gain or loss was recognized as a result of these September 2019 amendments. As of September 30, 2019, the effective interest rates related to the Supply and Offtake Agreements, as amended, were as follows:

	El Dorado	Big Spring	Krotz Springs
Effective interest rate as of September 30, 2019	8.6%	9.5%	8.0%

The Supply and Offtake Agreements require payments of fees which are factored into the interest rate yield under the fair value accounting model. Recurring cash fees paid during the periods presented were as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Recurring cash fees paid during the three months ended September 30, 2019	$2.9	$1.5	$2.5	$6.9
Recurring cash fees paid during the three months ended September 30, 2018	$2.7	$1.8	$1.8	$6.3
Recurring cash fees paid during the nine months ended September 30, 2019	$8.5	$4.4	$7.6	$20.5
Recurring cash fees paid during the nine months ended September 30, 2018	$8.3	$5.4	$5.0	$18.7

Interest expense recognized under the Supply and Offtake Agreements includes the yield attributable to recurring cash fees, one-time cash fees (e.g., in connection with amendments), as well as other changes in fair value, which may increase or decrease interest expense. Total interest expense incurred during the periods presented was as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Interest expense for the three months ended September 30, 2019	$3.7	$2.0	$2.7	$8.4
Interest expense for the three months ended September 30, 2018	$2.7	$1.8	$1.8	$6.3
Interest expense for the nine months ended September 30, 2019	$10.9	$3.6	$8.8	$23.3
Interest expense for the nine months ended September 30, 2018	$8.3	$5.4	$5.0	$18.7

Reflected in interest expense are gains totaling $7.7 million and $11.4 million for the three and nine months September 30, 2019, respectively,

23 |

related to the changes in fair value in the Baseline Step-Out Liabilities component of Obligations Under Supply and Offtake Agreements.

We maintained letters of credit under the Supply and Offtake Agreements as follows:

(in millions)	El Dorado	Big Spring and Krotz Springs
Letters of credit outstanding as of September 30, 2019	$180.0	$44.0
Letters of credit outstanding as of December 31, 2018	$120.0	$24.0

In connection with the Krotz Springs Supply and Offtake Agreement, prior to September 30, 2019, we granted a security interest to J. Aron in certain assets (including all of its accounts receivable and inventory) to secure our obligations to J. Aron. Pursuant to an amendment to the security agreement effective September 30, 2019, no cash, deposit accounts or accounts receivable constitute collateral.

Note 10 - Long-Term Obligations and Notes Payable
Outstanding borrowings, net of unamortized debt discounts and certain deferred financing costs, under Delek’s existing debt instruments are as follows (in millions):

	September 30, 2019	December 31, 2018
Revolving Credit Facility	$160.0	$300.0
Term Loan Credit Facility (1)	924.1	682.9
Delek Logistics Credit Facility	596.3	456.7
Delek Logistics Notes (2)	244.5	243.7
Reliant Bank Revolver	30.0	30.0
Promissory Notes	45.0	70.0
	1,999.9	1,783.3
Less: Current portion of long-term debt and notes payable	64.5	32.0
	$1,935.4	$1,751.3

(1)	Net of deferred financing costs of $3.7 million and $3.5 million and debt discount of $10.4 million and $8.4 million at September 30, 2019 and December 31, 2018, respectively.

(2)	Net of deferred financing costs of $4.2 million and $4.8 million and debt discount of $1.3 million and $1.5 million at September 30, 2019 and December 31, 2018, respectively.

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
In connection with the Refinancing, we recorded a loss on extinguishment of debt totaling approximately $9.1 million all of which was recorded in the first quarter of 2018.

24 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
In addition, the Revolving Credit Facility requires Delek to pay an unused line fee on the average amount of unused commitments thereunder in each quarter, where the fee is at a rate of 0.25% or 0.375% per annum, depending on average commitment usage for such quarter. As of September 30, 2019, the unused line fee was 0.375% per annum.
Maturity and Repayments
The Revolving Credit Facility will mature and the commitments thereunder will terminate on March 30, 2023. The Term Loan Credit Facility requires scheduled quarterly principal payments (which pursuant to the Incremental Amendment increased from $1.750 million to $2.375 million commencing with the quarterly principal payment due on June 28, 2019), with the balance of the principal due at maturity on March 30, 2025. Additionally, the Term Loan Credit Facility requires prepayments by Delek with the net cash proceeds from certain debt incurrences, asset dispositions and insurance or condemnation events with respect to Delek’s assets, subject to certain exceptions, thresholds and reinvestment rights. The Term Loan Credit Facility also requires annual prepayments with a variable percentage of Delek’s excess cash flow, ranging from 50.0% to 0% depending on Delek’s consolidated fiscal year end secured net leverage ratio. Delek may also make voluntarily prepayments under the Term Loan Credit Facility at any time, subject to a prepayment premium of 1.0% in connection with certain customary repricing events that may occur within six months after the First Incremental Effective Date, with no such premium applied after six months.
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

25 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Additional Information
At September 30, 2019, the weighted average borrowing rate under the Revolving Credit Facility was 5.25% and was comprised entirely of a base rate borrowing, and the principal amount outstanding thereunder was $160.0 million. Additionally, there were letters of credit issued of approximately $293.5 million as of September 30, 2019 under the Revolving Credit Facility. Unused credit commitments under the Revolving Credit Facility, as of September 30, 2019, were approximately $546.5 million.
At September 30, 2019, the weighted average borrowing rate under the Term Loan Credit Facility was approximately 4.29% comprised entirely of a LIBOR borrowing, and the principal amount outstanding thereunder was $938.2 million. As of September 30, 2019, the effective interest rate related to the Term Loan Credit Facility was 4.61%.
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
The obligations under the Delek Logistics Credit Facility remain secured by first priority liens on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek continues to provide a limited guaranty of Delek Logistics' obligations under the Delek Logistics Credit Facility. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the "Holdings Note") and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the Delek Logistics Credit Facility lenders. As of both September 30, 2019 and December 31, 2018, the principal amount of the Holdings Note was $102.0 million.
The Delek Logistics Credit Facility has a maturity date of September 28, 2023. Borrowings under the Delek Logistics Credit Facility bear interest at either a U.S. dollar prime rate, Canadian dollar prime rate, LIBOR, or a CDOR rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin in each case and the fee payable for the unused revolving commitments vary based upon Delek Logistics' most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the Delek Logistics Credit Facility. At September 30, 2019, the weighted average borrowing rate was approximately 4.89%. Additionally, the Delek Logistics Credit Facility requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2019, this fee was 0.50% per year.
As of September 30, 2019, Delek Logistics had $596.3 million of outstanding borrowings under the Delek Logistics Credit Facility, with no letters of credit in place. Unused credit commitments under the Delek Logistics Credit Facility, as of September 30, 2019, were $253.7 million.
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

26 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

In May 2018, the Delek Logistics Notes were exchanged for new notes with terms substantially identical in all material respects with the 2025 Notes except the new notes do not contain terms with respect to transfer restrictions.
As of September 30, 2019, we had $250.0 million in outstanding principal amount under the Delek Logistics Notes. As of September 30, 2019, the effective interest rate related to the Delek Logistics Notes was 7.24%.
Reliant Bank Revolver
Delek has an unsecured revolving credit agreement with Reliant Bank (the "Reliant Bank Revolver") that provides for unsecured loans of up to $30.0 million. The Reliant Bank Revolver matures June 28, 2020, bears interest at fixed rate of 4.75% per annum and requires us to pay a quarterly fee of 0.50% per year on the average unused revolving commitment. As of September 30, 2019, we had $30.0 million outstanding and had no unused credit commitments under the Reliant Bank Revolver.
Promissory Notes
Delek has four notes payable (the "Promissory Notes") with various assignees of Alon Israel Oil Company, Ltd., the holder of a predecessor consolidated promissory note, which bear interest at a fixed rate of 5.50% per annum and which, collectively, require annual principal amortization payments of $25.0 million through 2020 followed by a final principal amortization payment of $20.0 million at maturity on January 4, 2021. As of September 30, 2019, a total principal amount of $45.0 million was outstanding under the Promissory Notes.
Restrictive Covenants
Under the terms of our Revolving Credit Facility, Term Loan Credit Facility, Delek Logistics Credit Facility, Delek Logistics Notes and Reliant Bank Revolver, we are required to comply with certain usual and customary financial and non-financial covenants. The terms and conditions of the Revolving Credit Facility include periodic compliance with a springing minimum fixed charge coverage ratio financial covenant if excess availability under the revolver borrowing base is below certain thresholds, as defined in the credit agreement. The Term Loan Credit Facility does not have any financial maintenance covenants. We believe we were in compliance with all covenant requirements under each of our credit facilities as of September 30, 2019.
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
Instruments Outstanding as of September 30, 2018
Alon Convertible Senior Notes
In connection with the Delek/Alon Merger, Alon, New Delek and U.S. Bank National Association, as trustee (the “Trustee”) entered into a First Supplemental Indenture (the “Supplemental Indenture”), effective as of July 1, 2017, which provided that Alon's 3.00% Convertible Senior Notes due September 2018, which were previously convertible into Alon Common Stock, to thereafter be convertible into New Delek Common Stock based on the exchange rate applied in the Delek/Alon Merger (as previously defined, the “Convertible Notes”). Additionally, in connection with the Convertible Notes, Alon entered into equity instruments, including call options (as previously defined, the "Call Options") and warrants (as previously defined, the "Warrants"), designed, in combination, to hedge a portion of the economic risk associated with the potential exercise of the conversion feature of the Convertible Notes and to mitigate the dilutive effect of such potential conversion. The aggregate principal amount of the Convertible Notes was $150.0 million, and the effective interest rate as of September 30, 2018 was 5.92%, resulting in recognition of total interest expense during the three and nine months then ended of approximately $2.2 million and $6.6 million, respectively.
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

27 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Obligations Extinguished in Connection with the March 2018 Refinancing
During the first quarter 2018, Delek had outstanding various credit facilities/debt instruments as follows, all of which were extinguished in connection with the March 2018 Refinancing:
Wells ABL
Our subsidiary, Delek Refining, Ltd., had an asset-based loan credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders, which was previously amended and restated on September 29, 2016 (the "Wells ABL"). The Wells ABL consisted of (i) a $450.0 million revolving loan (the "Wells Revolving Loan") and (ii) a $70 million term loan ("Wells Term Loan"). Borrowings under the Wells Revolving Loan and Wells Term Loan bore interest based on separate predetermined pricing grids that allowed us to choose between base rate loans or LIBOR rate loans. Additionally, the Wells ABL required us to pay a quarterly unused credit commitment fee. This facility was amended and restated on March 30, 2018 in connection with the Refinancing and replaced by the New Credit Facilities, as previously defined.
Lion Term Loan
Our subsidiary, Lion Oil, had a term loan credit facility with Fifth Third Bank, as administrative agent, and a syndicate of lenders, with a total loan size of $275.0 million (the "Lion Term Loan"). For the period(s) it was outstanding, interest on the unpaid balance of the Lion Term Loan was computed at a rate per annum equal to LIBOR or a base rate, at our election, plus the applicable margins, subject in each case to an all-in interest rate floor of 5.50% per annum.
Alon Partnership Facilities
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

28 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Total Amounts Outstanding and Repaid
Principal amounts outstanding and repaid in connection with the March 2018 Refinancing with respect to these credit facilities/debt instruments were as follows:

(in millions)	Amount Outstanding/Repaid at March 30, 2018
Wells ABL	$40.8
Lion Term Loan	206.3
Alon Partnership Facilities	236.9
Alon Term Loan Credit Facilities	38.0
Alon Retail Credit Agreement	86.4
Total	$608.4

Additionally, on March 29, 2018, in anticipation of the March 2018 Refinancing, we also repaid $35 million of principal on the Alon Asphalt Term Loan.
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

•
managing the cost of our credits for commitments required by the U.S. Environmental Protection Agency ("EPA") to blend biofuels into fuel products ("RINs Obligation") using future commitments to purchase or sell renewable identification numbers ("RINs") at fixed prices and quantities; and

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
During the first quarter of 2018, we utilized interest rate swap agreements to hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate. Effective with the Delek/Alon Merger, we had four interest rate swap agreements (that had maturities in March 2019) which effectively fixed the variable LIBOR interest component of the term loan within the Alon Retail Credit Agreement. The aggregate notional amount under these agreements were to cover approximately 77% of the outstanding principal of these term loans throughout the duration of the interest rate swaps. These interest rate swap agreements were terminated due to the extinguishment of the Alon Retail Credit Agreement in connection with the Refinancing on March 30, 2018, resulting in a reclassification of unrealized loss of $0.6 million from accumulated other comprehensive income to interest expense on the condensed consolidated statements of income during

29 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

the nine months ended September 30, 2018.
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales pursuant to ASC 815 and are not accounted for as derivative instruments. Rather, such forward contracts are accounted for under other applicable GAAP. Forward contracts entered into for trading purposes that do not meet the normal purchases, normal sales exception are accounted for as derivative instruments at fair value with changes in fair value recognized in earnings in the period of change. As of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and September 30, 2018, our forward contracts that were accounted for as derivative instruments primarily consisted of contracts related to our Canadian crude trading operations. Since Canadian crude trading activity is not related to managing supply or pricing risk of the actual inventory that will be used in production, such unrealized and realized gains and losses are recognized in other operating income, net rather than cost of materials and other on the accompanying condensed consolidated statements of income.
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
In accordance with ASC 815, certain of our commodity swap contracts and our interest rate agreements have been designated as cash flow hedges and the change in fair value between the execution date and the end of period (or early termination date in regards to the four Alon retail interest rate swaps discussed above) has been recorded in other comprehensive income. The fair value of these contracts is recognized in income in the same financial statement line item as hedged transaction at the time the positions are closed and the hedged transactions are recognized in income.
The following table presents the fair value of our derivative instruments as of September 30, 2019 and December 31, 2018. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 12 for further information regarding the fair value of derivative instruments (in millions).

		September 30, 2019		December 31, 2018
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives(1)	Other current assets	$272.5	$(278.1)	$158.3	$(142.4)
Commodity derivatives(1)	Other current liabilities	14.0	(16.4)	—	(8.4)
Commodity derivatives(1)	Other long-term assets	29.8	(29.6)	2.1	(2.4)
Commodity derivatives(1)	Other long-term liabilities	34.8	(38.6)	93.0	(94.0)
RIN commitment contracts(2)	Other current assets	5.9	—	2.0	—
RIN commitment contracts(2)	Other current liabilities	—	(3.5)	—	(6.7)

Derivatives designated as hedging instruments:
Commodity derivatives (1)	Other current assets	18.1	(3.2)	200.3	(157.0)
Commodity derivatives (1)	Other current liabilities	1.7	(1.3)	—	—
Commodity derivatives (1)	Other long-term assets	1.7	(1.3)	6.1	(4.8)
Total gross fair value of derivatives		$378.5	$(372.0)	$461.8	$(415.7)
Less: Counterparty netting and cash collateral(3)		329.2	(358.0)	399.9	(399.5)
Total net fair value of derivatives		$49.3	$(14.0)	$61.9	$(16.2)

(1)
As of September 30, 2019 and December 31, 2018, we had open derivative positions representing 95,410,250 and 39,277,822 barrels, respectively, of crude oil and refined petroleum products. Additionally, as of September 30, 2019, we had open derivative positions representing 76,510,000 MMBTU of natural gas products. Of these open positions, contracts representing 2,752,000 and 16,461,000 barrels were designated as cash flow hedging instruments as of September 30, 2019 and December 31, 2018, respectively.

(2)	As of September 30, 2019 and December 31, 2018, we had open RIN commitment contracts representing 283,381,000 and 137,750,000 RINs, respectively.

(3)
As of September 30, 2019 and December 31, 2018, $28.8 million and $(0.4) million, respectively, of cash collateral (obligation) held by counterparties has been netted with the derivatives with each counterparty.

30 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Total gains (losses) on our hedging derivatives and RIN commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gains (losses) on commodity derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$(8.0)	$(9.3)	$8.5	$(23.7)
Gains (losses) on commodity derivatives not designated as hedging instruments recognized in other operating income, net (1) (2)	(0.3)	(0.6)	0.2	(3.5)
Realized gains (losses) reclassified out of AOCI and into cost of materials and other on commodity derivatives designated as cash flow hedging instruments	21.1	(9.6)	55.0	(18.4)
Gains (losses) recognized in cost of materials and other due to cash flow hedging ineffectiveness on commodity derivatives designated as hedging instruments	—	—	—	0.7
Total gains (losses)	$12.8	$(19.5)	$63.7	$(44.9)

(1)
Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $0.5 million and $(30.1) million for the three and nine months ended September 30, 2019, respectively, and $13.0 million and $2.8 million for the three and nine months ended September 30, 2018, respectively. Of these amounts, approximately $(12.2) million and $(21.1) million for the three and nine months ended September 30, 2019, respectively, and $20.6 million and $1.4 million for the three and nine months ended September 30, 2018, respectively, represent unrealized gains (losses) where the instrument has matured but where it has not cash settled as of period end, including the reversal of prior period settlement timing differences. Derivative instruments that have matured but not cash settled at the balance sheet date continue to be reflected in derivative assets or liabilities on our balance sheet.

(2)	See separate table below for disclosures about "trading derivatives."

The effect of cash flow hedge accounting on the consolidated statements of income is as follows (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Gain (loss) on cash flow hedging relationships recognized in cost of materials and other:
Commodity contracts:
Hedged items	$(21.1)	$(55.0)
Derivative designated as hedging instruments	21.1	55.0
Total	$—	$—

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2019 or 2018. As of September 30, 2019, we estimate that $21.4 million of deferred gains related to commodity cash flow hedges will be reclassified into cost of materials and other over the next 12 months as a result of hedged transactions that are forecasted to occur.
Total gains on our trading physical forward contract derivatives (none of which were designated as hedging instruments) recorded in other operating income (expense), net on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Realized (losses) gains	$(1.4)	$1.7	$3.3	$10.5
Unrealized gains	4.5	3.8	6.6	6.7
Total	$3.1	$5.5	$9.9	$17.2

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

31 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
During the third quarter of 2019, the Tyler, El Dorado and Krotz Springs refineries received approval from the EPA for a small refinery exemption from the requirements of the renewable fuel standard ("RIN Waivers") for the 2018 calendar year, which resulted in a reduction of our RINs Obligation and related cost of materials and other of approximately $20.7 million for the three and nine months ended September 30, 2019. During the first quarter 2019, the Tyler and Big Spring refineries received RIN Waivers for the 2017 calendar year, which had an immaterial impact on our results of operations, while the 2017 RIN Waivers for the El Dorado and Krotz Springs refineries received in March 2018 resulted in a reduction of our RINs Obligation and related cost of materials and other of approximately $90.9 million for the nine months ended September 30, 2018.
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
The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of Delek's assets and liabilities that fall under the scope of ASC 825. As of and for the nine months ended September 30, 2019 and 2018, we elected to account for our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. Our J. Aron step-out liability was categorized as Level 2, and measured at fair value using market prices for the consigned crude oil and refined products we were required to repurchase from J. Aron at the end of the term of the Supply and Offtake Agreement prior to the December 2018/January 2019 amendments to each of the Supply and Offtake Agreements. The J. Aron step-out liability was presented in the Obligation under Supply and Offtake Agreement line item of our condensed consolidated balance sheets. Gains (losses) related to the change in fair value was recorded as a component of cost of materials and other in the condensed consolidated statements of income. With respect to the amended Supply and Offtake Agreements, such amendments being effective December 2018 for our Big Spring Agreement and January 2019 for our El Dorado and Krotz Springs Agreements and as all subsequently amended on September 19, 2019, we apply fair value measurement as follows: (1) we determine fair value for our amended fixed-price step-out liability based on changes in fair value related to interest rate risk where such obligation is categorized as Level 2 and is presented in the current or long-term portion, based on maturity of the agreement, of the Obligation under Supply and Offtake Agreements on our condensed consolidated balance sheets, and where gains (losses) related to changes in fair value are recorded as a component of interest expense in the condensed consolidated statements of income; and (2) we determine fair value of the short-term commodity-indexed financing facility based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2 and is presented in the current portion of the Obligation under Supply and Offtake Agreements on our condensed consolidated balance sheets, and where gains (losses) related to the change in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income.
Commodity investments represent those commodities (generally crude oil) physically on hand as a result of trading activities with physical forward contracts. Such investment stores, included in other current assets on the condensed consolidated balance sheets, are maintained on a weighted average cost basis for determining realized gains and losses on physical sales under forward contracts, and ending balances are adjusted to fair value at each reporting date. The unrealized gain (loss) on commodity investments for the three and nine months ended September 30, 2019 totaled $0.1 million and $(1.9) million, respectively.

32 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$372.6	$—	$372.6
Commodity investments	6.0	—	—	6.0
RIN commitment contracts	—	5.9	—	5.9
Environmental Credits Obligation surplus	—	20.2	—	20.2
Total assets	6.0	398.7	—	404.7
Liabilities
Commodity derivatives	—	(368.5)	—	(368.5)
RIN commitment contracts	—	(3.5)	—	(3.5)
Environmental Credits Obligation deficit	—	(16.7)	—	(16.7)
J. Aron step-out liability	—	(408.6)	—	(408.6)
Total liabilities	—	(797.3)	—	(797.3)
Net assets (liabilities)	$6.0	$(398.6)	$—	$(392.6)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$459.8	$—	$459.8
Commodity investments	15.8	—	—	15.8
RIN commitment contracts	—	2.0	—	2.0
Environmental Credits Obligation surplus	—	10.3	—	10.3
Total assets	15.8	472.1	—	487.9
Liabilities
Commodity derivatives	—	(409.0)	—	(409.0)
RIN commitment contracts	—	(6.7)	—	(6.7)
Environmental Credits Obligation deficit	—	(11.8)	—	(11.8)
J. Aron step-out liability	—	(362.2)	—	(362.2)
Total liabilities	—	(789.7)	—	(789.7)
Net assets (liabilities)	$15.8	$(317.6)	$—	$(301.8)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of September 30, 2019 and December 31, 2018, $28.8 million and $(0.4) million, respectively, of cash collateral (obligation) was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 11 for further information regarding derivative instruments.

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

33 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

proceedings to which we are a party will have a material adverse effect on our financial statements. Certain environmental matters that have or may result in penalties or assessments are discussed below in the "Environmental, Health and Safety" section of this Note.
One of our Alon subsidiaries was the defendant in a legal action related to an easement dispute arising from a purchase of property that occurred in October 2013, prior to the Delek/Alon Merger. In June 2019, the court found in favor of the plaintiffs and assessed damages against such subsidiary totaling $6.7 million, which is included as of September 30, 2019 in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet, and which reflects a $5.7 million increase in the accrual recorded during the nine months ended September 30, 2019, none of which was recorded for the third quarter. Additionally, through September 30, 2019, we have incurred $1.2 million of related legal expenses, of which none and $1.1 million was incurred during the three and nine months ended September 30, 2019, respectively, and has been recorded in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of September 30, 2019 and December 31, 2018, AltAir (one of the California Discontinued Entities) was the party to a lawsuit whereby the plaintiff alleged breach of contract relating to a supply agreement during the period prior to the Delek/Alon Merger. We recorded a contingent liability associated with this matter (the "Ten-Tex Litigation") totaling $5.0 million as part of the purchase price allocation, which was finalized in June 2018. In July 2019, we reached a settlement with the plaintiff, whereby we were obligated for $2.3 million of the judgment against AltAir plus expected legal fees of approximately $0.3 million. Related to this obligation, we reduced our litigation accrual by $2.4 million during the nine months ended September 30, 2019, which was recorded in discontinued operations. In August 2019, we reached an agreement with World Energy to offset amounts payable by Delek under our seller obligations for the Ten-Tex Litigation matter against the working capital settlement receivable, and to convert the net receivable into the World Energy Note Receivable . As a result, this obligation is no longer reflected in our liabilities on the condensed consolidated balance sheet as of September 30, 2019. See Note 7 for further discussion of these matters.
Self-insurance
Delek records a self-insurance accrual for workers’ compensation claims up to a $4.0 million deductible on a per accident basis, general liability claims up to $4.0 million on a per occurrence basis and medical claims for eligible full-time employees up to $0.3 million per covered individual per calendar year. We also record a self-insurance accrual for auto liability up to a $4.0 million deductible on a per accident basis.
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
As of September 30, 2019, we have recorded an environmental liability of approximately $142.8 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the refineries and terminals prior to our acquisition of those facilities, for known

34 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. Approximately $3.7 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets, including five releases that occurred in 2019 and six releases that occurred in 2018. Cleanup operations and site maintenance and remediation efforts on these and other releases are at various stages of completion. The majority of the remediation efforts for these releases have been substantially completed or have received regulatory closure. Boom maintenance and confirmatory sampling is currently underway at some sites. We expect regulatory closure by the end of 2019 for some release sites that have not yet received it, with closure on a few remaining sites occurring in 2020.
Many of the releases have occurred on the SALA Gathering System. During the nine months ended September 30, 2019, we decommissioned certain sections of the SALA Gathering System in an effort to improve the safety and integrity of the system. The decommissioning of these sections was completed in August 2019. The decommissioning project did not have a material effect on the operational capabilities of the system.
On October 3, 2019, a finished product release involving one of our pipelines occurred near Sulphur Springs, Texas (the "Sulphur Springs Release"). Cleanup operations and site maintenance and remediation on this release are expected to be completed in the fourth quarter of 2019. We currently estimate the maintenance and remediation efforts to cost between $4.0 million and $6.0 million, excluding any fines or penalties assessed by regulatory agencies. We anticipate that we will incur certain fines or penalties but we cannot currently estimate those costs. No accrual is recorded for the Sulphur Springs Release as of September 30, 2019, as the release occurred subsequent to that date. We are evaluating whether there may be potential recoveries or indemnification of the costs incurred for the Sulphur Springs Release.
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
In December 2018, Delek, the United States and the state of Arkansas reached an agreement to settle the claims related to the Magnolia Release for $2.2 million and the claims against Delek Logistics were resolved and an additional demand for a compliance audit at the Magnolia terminal was abandoned pursuant to payment of monetary penalties and other relief. In July 2019, Delek signed and submitted to the DOJ, a consent decree (the "Magnolia Consent Decree") to settle the release, and on August 30, 2019, the Magnolia Consent Decree was lodged with the Court.  We expect the Magnolia Consent Decree to be finalized and to settle the payable in the fourth quarter of 2019. As of September 30, 2019, $2.2 million for the Magnolia Release is recorded in accounts payable in our condensed consolidated balance sheet.
Letters of Credit
As of September 30, 2019, we had in place letters of credit totaling approximately $293.5 million with various financial institutions securing obligations primarily with respect to our commodity purchases for the refining segment and certain of our insurance programs. There were no amounts drawn by beneficiaries of these letters of credit at September 30, 2019.

Note 14 - Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), companies are required to apply an estimated annual tax rate to interim period results on a year-to-date basis; however, the estimated annual tax rate should not be applied to interim financial results if a reliable estimate cannot be made.  In this situation, the interim tax rate should be based on actual year-to-date results.  We used an estimated annual tax rate to record income taxes for the three and nine months ended September 30, 2019 and September 30, 2018.
Our effective tax rate was 18.3% and 21.9% for the three and nine months ended September 30, 2019, respectively, compared to 21.5% and 22.0% for the three and nine months ended September 30, 2018, respectively. The difference between the effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate was primarily due to the reversal of a reserve for uncertain tax positions, net of an increase in a valuation allowance related to state net operating loss carryforwards, reflected in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

35 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 15 - Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 6 ). Transactions with our related parties were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Revenues (1)	$45.1	$9.0	$73.3	$31.7
Cost of materials and other (2)	$20.3	$4.8	$33.7	$15.7

(1)	Consists primarily of asphalt sales which are recorded in corporate, other and eliminations segment.

(2)	Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.
Note 16 - Other Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	September 30, 2019	December 31, 2018
Short-term derivative assets (see Note 11)	$48.7	$61.9
Prepaid expenses	21.0	15.8
Environmental Credits Obligation surplus (see Note 12)	20.2	10.3
Income and other tax receivables	7.8	24.3
Commodity investments	6.0	15.6
Note receivable - current portion (see Note 7)	4.6	—
Other	6.8	7.8
Total	$115.1	$135.7

The detail of other non-current assets is as follows (in millions):

Other Non-Current Assets	September 30, 2019	December 31, 2018
Supply and Offtake receivable	$32.7	$32.7
Note receivable - non-current portion (see Note 7)	7.7	—
Deferred financing costs	8.7	10.6
Other equity Investments	6.9	—
Long-term derivative assets (see Note 11)	0.6	1.0
Other	9.8	8.6
Total	$66.4	$52.9

36 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	September 30, 2019	December 31, 2018
Crude liabilities	$223.5	$42.3
Income and other taxes payable	105.8	126.0
Employee costs	38.7	46.5
Product financing agreements	21.0	—
Environmental Credits Obligation deficit (see Note 12)	16.7	11.8
Interest payable	12.4	10.2
Short-term derivative liabilities (see Note 11)	10.2	16.2
Tank inspection liabilities	6.5	7.0
Accrued utilities	4.9	10.6
Environmental liabilities (see Note 13)	3.7	3.8
Other	44.2	33.3
Total	$487.6	$307.7

The detail of other non-current liabilities is as follows (in millions):

Other Non-Current Liabilities	September 30, 2019	December 31, 2018
Pension and other postemployment benefit liabilities, net	$16.2	$17.6
Tank inspection liabilities	9.9	9.9
Liability for unrecognized tax benefits	7.2	19.2
Long-term derivative liabilities (see Note 11)	3.8	1.0
Above-market leases	—	9.2
Other	1.4	6.0
Total	$38.5	$62.9

Note 17 - Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 and Alon USA Energy, Inc. 2005 Long-Term Incentive Plans (collectively, the "Incentive Plans")
Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $7.3 million ($5.8 million, net of taxes) and $18.7 million ($14.8 million, net of taxes) for the three and nine months ended September 30, 2019, respectively, and $5.4 million ($4.3 million, net of taxes) and $15.6 million ($12.3 million, net of taxes) for the three and nine months ended September 30, 2018, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of September 30, 2019, there was $51.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.3 years.
We issued 78,695 and 462,318 shares of common stock as a result of exercised or vested equity-based awards during the three and nine months ended September 30, 2019, respectively, and 90,552 and 535,613 shares for the three and nine months ended September 30, 2018, respectively. These amounts are net of 146,148 and 470,232 shares withheld to satisfy employee tax obligations related to the exercises and vestings during the three and nine months ended September 30, 2019, respectively, and 146,193 and 980,954 shares during the three and nine months ended September 30, 2018, respectively.
Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") was adopted by the Delek Logistics GP, LLC board of directors in connection with the completion of Delek Logistics' initial public offering in November 2012. The LTIP is administered by the Conflicts Committee of the board of directors of Delek Logistics' general partner.

37 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 18 - Stockholders' Equity
Dividends
During the nine months ended September 30, 2019, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
February 19, 2019	$0.27	March 5, 2019	March 19, 2019
April 30, 2019	$0.28	May 20, 2019	June 3, 2019
July 29, 2019	$0.29	August 19, 2019	September 3, 2019

Stock Repurchase Program
On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases are made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. During the three and nine months ended September 30, 2019, 1,236,854 and 4,175,576 shares of our common stock were repurchased for a total of $43.0 million and $147.8 million, respectively, compared to repurchases of 1,906,308 and 4,847,511 shares during the three and nine months ended September 30, 2018 for a total of $92.1 million and $207.4 million, respectively. As of September 30, 2019, there was $261.9 million of authorization remaining under Delek's aggregate stock repurchase program.

Note 19 - Employees
Postretirement Benefits
The net periodic (benefit) cost for our postretirement benefit plans was not material for the three and nine months ended September 30, 2019 or 2018. Additionally, our estimated contributions to our pension plans during 2019 have not changed significantly from amounts previously disclosed in the notes to the consolidated financial statements for the year ended December 31, 2018.

Note 20 - Leases
We lease certain retail stores, land, building and various equipment from others. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.
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
As of September 30, 2019, $30.0 million of our net property, plant, and equipment balance is subject to an operating lease. This agreement does not include options for the lessee to purchase our leasing equipment, nor does it include any material residual value guarantees or material restrictive covenants.

38 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents additional information related to our operating leases in accordance ASC 842, Leases ("ASC 842"):

(in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease Cost
Operating lease costs	$13.5	$44.1
Short-term lease costs (1)	4.0	11.3
Sublease income	(1.9)	(6.4)
Net lease costs	$15.6	$49.0

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(13.5)	$(44.1)
Leased assets obtained in exchange for new operating lease liabilities	$1.5	$9.6

		September 30, 2019
Weighted-average remaining lease term (years) operating leases		6.69
Weighted-average discount rate operating leases (2)		6.2%
(1) Includes an immaterial amount of variable lease cost.
(2) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

The following is an estimate of the maturity of our lease liabilities for operating leases having remaining noncancelable terms in excess of one year as of September 30, 2019 (in millions) under the new lease guidance ASC 842:

Maturity of Lease Liabilities	Total
October 1 to December 31, 2019	$14.7
2020	52.1
2021	40.6
2022	27.4
2023	21.7
Thereafter	76.4
Total future lease payments	232.9
Less: Interest	43.6
Present Value of Lease Liabilities	$189.3

The following is an estimate of our future minimum lease payments for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2018 (in millions) under the legacy lease guidance ASC 840, Leases:

Minimum Lease Payments
2019	$48.1
2020	42.1
2021	39.5
2022	28.5
2023	23.4
Thereafter	77.9
Total future minimum lease payments	$259.5

Note 21 - Subsequent Events
Dividend Declaration
On November 4, 2019, our Board of Directors voted to declare a quarterly cash dividend of $0.30 per share of our common stock, payable on December 2, 2019 to shareholders of record on November 18, 2019.

39 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Purchase of Biofuel Production Assets
Effective October 1, 2019, we acquired certain assets of JNS Biofuel, LLC, a biodiesel facility located in New Albany, Mississippi for a total purchase price of $8.0 million. The assets acquired consisted primarily of real property and integral equipment.

40 |

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

41 |

Management's Discussion and Analysis

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

42 |

Management's Discussion and Analysis

With respect to measuring our refining margins at our refineries, we consider the following:

•
For our Tyler refinery, we compare our per barrel refined product margin to the U.S.Gulf Coast ("Gulf Coast") 5-3-2 crack spread. The Gulf Coast 5-3-2 crack spread is calculated assuming one barrel of crude oil is converted into three-fifths barrel of U.S. Gulf Coast CBOB gasoline and two-fifths barrel of Gulf Coast No. 2 heating oil (high sulfur diesel). The crack spread is used as a benchmark for predicting/evaluating a refinery's product margins by measuring the difference between the market price of light products and crude oil.

•
For our Big Spring refinery, we compare our per barrel refined product margin to the Gulf Coast 3-2-1 crack spread. The Gulf Coast 3-2-1 crack spread is calculated assuming that one barrel of WTI Cushing crude oil is converted into two-thirds barrel of Gulf Coast 87 conventional gasoline and one-third barrel of Gulf Coast ultra-low sulfur diesel. Our Big Spring refinery is capable of processing substantial volumes of sour crude oil, which has historically cost less than intermediate, and/or substantial volumes of sweet crude oils, and therefore the WTI Cushing/WTS price differential, taking into account differences in production yield, is an important measure for helping us make strategic, market-respondent production decisions.

•
For our Krotz Springs refinery, we compare our per barrel refined product margin to the Gulf Coast 2-1-1 high sulfur diesel crack spread which is calculated assuming that one barrel of Light Louisiana Sweet (“LLS”) crude oil is converted into one-half barrel of Gulf Coast 87 conventional gasoline and one-half barrel of Gulf Coast high sulfur diesel. The Krotz Springs refinery has the capability to process substantial volumes of light sweet, crude oils to produce a high percentage of refined light products.

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
Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and west Texas for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), where we owned a 61.4% limited partner interest (at September 30, 2019) in Delek Logistics and a 94.6% interest in the entity that owns the entire 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's pipelines and transportation business owns or leases capacity on approximately 400 miles of crude oil transportation pipelines, approximately 450 miles of refined product pipelines, an approximately 600-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 9.6 million barrels of active shell capacity. Our logistics segment owns and operates nine light product terminals and markets light products using third-party terminals.
Our retail segment at September 30, 2019 includes the operations of 263 owned and leased convenience store sites located primarily in central and west Texas and New Mexico which were acquired in connection with the Delek/Alon Merger. Our convenience stores typically offer various grades of gasoline and diesel under the DK or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and DK or Alon brand names pursuant to a license agreement with 7-Eleven, Inc. which gives us a perpetual license to use the 7-Eleven trademark, service name and trade name in west Texas and a majority of the counties in New Mexico in connection with our retail store operations. In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination require the removal of all 7-Eleven branding on a store-by-store basis by the earlier of December 31, 2021 or the date upon which our last 7-Eleven store is de-identified or closed. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the termination. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In connection with our retail strategic initiatives, we closed or sold 20 under-performing or non-strategic store locations during the nine months ended September 30, 2019 and have plans to close 10 additional stores during the remainder of 2019.
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

43 |

Management's Discussion and Analysis

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
2019 Developments
Transactions designed to maximize shareholder return
Dividend Declaration
On November 4, 2019, Delek's Board of Directors voted to declare a quarterly cash dividend of $0.30 per share, payable on December 2, 2019, to stockholders of record on November 18, 2019. Our previous quarterly cash dividend amounts ranged between $0.20 to $0.26 per share throughout 2018 and between $0.27 and $0.29 per share through the third quarter of 2019.
Share Repurchases
During the three and nine months ended September 30, 2019, Delek repurchased 1,236,854 and 4,175,576 shares for an aggregate purchase price of $43.0 million and $147.8 million, respectively, under the most recent share repurchase plan which provided for repurchases up to $500.0 million and was approved by the board on November 6, 2018. As of September 30, 2019, there remained $261.9 million available for repurchases under the most recent repurchase plan.
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
Investment in Pipeline Joint Ventures
On July 30, 2019, we, through our wholly-owned direct subsidiary Delek US Energy, Inc. (“Delek Energy”), entered into a limited liability company agreement (the "LLCA") and related agreements with multiple joint venture members of Wink to Webster Pipeline LLC (“WWP”). Pursuant to the LLCA, Delek Energy acquired a 15% ownership interest in WWP. WWP intends to construct and operate a crude oil pipeline system from Wink, Texas to Webster, Texas along with certain pipelines from Webster, Texas to other destinations in the Gulf Coast area. It is expected to span approximately 650 miles at completion. Pursuant to the LLCA, Delek Energy will be required to contribute its percentage interest of the applicable construction costs (including certain costs previously incurred by WWP) and it is anticipated that Delek Energy’s capital contributions will total approximately $340 million to $380 million over the course of construction (expected to be two to three years). During the three months ended September 30, 2019, we made capital contributions totaling $75.3 million. Subsequent to September 30, 2019, we made additional capital contributions totaling $46.2 million.
In May 2019, Delek Logistics, through its wholly owned indirect subsidiary Delek Logistics Pipeline, LLC (“Delek Logistics Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, Delek Logistics Pipeline contributed approximately $124.7 million, substantially all of which was financed under the Delek Logistics Credit Facility, to Red River in exchange for a 33% membership interest in Red River and Delek Logistics Pipeline’s admission as a member of Red River ("Red River Pipeline Joint Venture"). Red River intends to proceed with an expansion project to increase the capacity of the pipeline from 150,000 barrels per day to 235,000 barrels per day and, pursuant to the Contribution Agreement, in May 2019 we contributed an additional $3.5 million for such expansion project. This investment was also made to advance our long-term strategic objectives to expand our midstream investments and network/pipeline access.
In September 2018, Delek announced plans for a joint venture with Energy Transfer, Magellan, and MPLX to construct a 600-mile common carrier pipeline to transport crude oil from the Permian Basin to the Texas Gulf Coast region (the "Proposed PGC Partnership"). During the first quarter 2019, we elected not to move forward with the Proposed PGC Partnership which allowed us to explore other options to participate in a long-haul crude oil pipeline, including the joint ventures discussed above.

44 |

Management's Discussion and Analysis

Purchase of Biofuel Production Assets
Effective October 1, 2019, we acquired certain assets of JNS Biofuel, LLC, a biodiesel facility located in New Albany, Mississippi for a total purchase price of $8.0 million. The assets acquired consisted primarily of real property and integral equipment. This acquisition allows us to bring assets in-house for a facility where we were previously the sole tolling customer, and utilize those assets to leverage across our renewables activities.
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
In September 2019, we amended the Supply and Offtake Agreements to increase the fixed Step-Out price on Baseline Volumes. As a result of the change in the contract terms, we received cash, net of estimated fees paid, totaling approximately $38.9 million. No gain or loss was recognized as a result of these September 2019 amendments.
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

45 |

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

The chart reflects the quarterly high, low and average prices of WTI Midland crude oil for each of the quarterly periods in 2018 and for the three quarterly periods in 2019.

The chart reflects the quarterly high, low and average prices of WTI Cushing crude oil for each of the quarterly periods in 2018 and for the three quarterly periods in 2019.

46 |

Management's Discussion and Analysis

Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks and crude oil, and represents the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel.

The Gulf Coast 5-3-2 crack spread represents the approximate refining margin resulting from processing one barrel of crude oil into three-fifths barrel of gasoline and two-fifths barrel of high-sulfur diesel. The chart reflects the quarterly high, low and average Gulf Coast 5-3-2 crack spread (Tyler benchmark) for each of the quarterly periods in 2018 and for the three quarterly periods in 2019.

The Gulf Coast 3-2-1 crack spread is calculated assuming that one barrel of WTI Cushing crude oil is converted into two-thirds barrel of Gulf Coast conventional gasoline and one-third barrel of Gulf Coast ultra-low sulfur diesel. The chart reflects the quarterly high, low and average Gulf Coast 3-2-1 crack spread (Big Spring benchmark) for each of the quarterly periods in 2018 and for the three quarterly periods in 2019.

The Gulf Coast 2-1-1 high sulfur diesel crack spread is calculated assuming that one barrel of Light Louisiana Sweet (“LLS”) crude oil is converted into one-half barrel of Gulf Coast conventional gasoline and one-half barrel of Gulf Coast high sulfur diesel. The chart reflects the quarterly high, low and average Gulf Coast 2-1-1 crack spread (Krotz Springs benchmark) for each of the quarterly periods in 2018 and for the three quarterly periods in 2019.

47 |

Management's Discussion and Analysis

Crack spreads are impacted by the price of refined products as compared to the price of crude oil and therefore may narrow or widen based on different trends in those market prices, or lags in one commodity pricing change versus the other. The average Gulf Coast 5-3-2 crack spread increased to $14.25 during the first nine months of 2019 from $13.44 during the first nine months of 2018 despite decreases in the Gulf Coast price of gasoline (CBOB) of 13.6%, from an average of $1.91 per gallon in the first nine months of 2018 to $1.65 per gallon in the first nine months of 2019 and decreases in the Gulf Coast price of High Sulfur Diesel of 7.8%, from an average of $1.92 per gallon in the first nine months of 2018 to $1.77 per gallon in the first nine months of 2019.

The next three charts illustrate the quarterly high, low and average prices of Gulf Coast Gasoline, U.S. Gulf Coast High Sulfur Diesel and Ultra Low Sulfur Diesel ("ULSD") for each of the quarterly periods in 2018 and for the three quarterly periods in 2019.

48 |

Management's Discussion and Analysis

As U.S. crude oil production has increased, we have seen the discount for WTI Cushing compared to Brent widen. This generally leads to higher margins in our refineries, as refined product prices are influenced by Brent crude prices and the majority of our crude supply is WTI-linked. The average discount for WTI Cushing compared to Brent increased to $7.70 during the first nine months of 2019 from $5.81 during the first nine months of 2018. We note similar historical trends when reviewing the discount for WTI Cushing compared to LLS, where the average discount increased to $6.29 during the first nine months of 2019 from $4.16 during the first nine months of 2018. Additionally, our refineries continue to have relatively greater access to WTI Midland and WTI Midland-linked crude feedstocks compared to certain of our competitors. The average discount for WTI Midland compared to WTI Cushing decreased to $1.22 during the first nine months of 2019 from a discount of $7.69 during the first nine months of 2018. When these price discounts increase, so does our competitive advantage, created by our access to WTI Midland-linked crude oil pricing.

The chart illustrates the differentials of both Brent crude oil, WTI Midland crude oil, and LLS as compared to WTI Cushing crude oil for each of the quarterly periods in 2018 and for the three quarterly periods in 2019.

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

The chart illustrates the volatility in RINs prices over several quarterly periods, beginning with the first quarter of 2018 through the third quarter of 2019.

49 |

Management's Discussion and Analysis

Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the nine months ended September 30, 2019, from those disclosed in our Annual Report on Form 10-K.
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
Non-GAAP Reconciliations
The following table provides a reconciliation of refining margin to the most directly comparable U.S.GAAP measure, gross margin:
Reconciliation of refining margin to gross margin

Refining Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018 (1)	2019	2018 (1)
Net revenues	$2,176.8	$2,649.3	$6,636.6	$7,318.4
Cost of sales	2,083.9	2,363.6	6,135.4	6,787.7
Gross margin	92.9	285.7	501.2	530.7
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	120.7	118.8	356.7	346.7
Depreciation and amortization	34.6	33.8	98.9	99.1
Refining margin	$248.2	$438.3	$956.8	$976.5

(1)
Refining segment net revenues and cost of sales for the three and nine months ended September 30, 2018 reflect a correction of an intercompany elimination which resulted in an increase in those accounts of $273.7 million and $347.1 million, respectively, not previously reflected on the unaudited consolidated financial statements in our September 30, 2018 Quarterly Report on Form 10-Q filed on November 9, 2018. Such amounts are not considered material to the financial statements and had no impact to gross margin or refining margin for those periods. See Note 23 to our annual audited consolidated financial statements included in Part II, Item 8 of our 2018 Annual Report on Form 10-K, as amended and filed on June 27, 2019, for further discussion.

50 |

Management's Discussion and Analysis

Summary Financial and Other Information
The following table provides summary financial data for Delek:
Statement of Operations Data (in millions)

Consolidated
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018 (1)	2019	2018 (1),(2)
Net revenues	$2,334.3	$2,768.9	$7,014.5	$7,759.0
Total operating costs and expenses	2,246.9	2,513.7	6,570.4	7,329.9
Operating income	87.4	255.2	444.1	429.1
Total non-operating expenses, net	14.0	18.4	61.3	100.8
Income from continuing operations before income tax expense	73.4	236.8	382.8	328.3
Income tax expense	13.4	51.0	83.8	72.3
Income from continuing operations, net of tax	60.0	185.8	299.0	256.0
Income (loss) from discontinued operations, net of tax	—	0.5	(0.8)	(8.5)
Net income	60.0	186.3	298.2	247.5
Net income attributed to non-controlling interests	8.7	6.5	20.3	29.0
Net income attributable to Delek	$51.3	$179.8	$277.9	$218.5

(1)
Net revenues and cost of materials and other for the three and nine months ended September 30, 2018 reflect a correction of an intercompany elimination which resulted in an increase in those accounts of $273.7 million and $347.1 million, respectively, not previously reflected on the unaudited consolidated financial statements in our September 30, 2018 Quarterly Report on Form 10-Q filed on November 9, 2018. Such amounts are not considered material to the financial statements and had no impact to operating income or segment contribution margin for those periods. See Note 23 to our annual audited consolidated financial statements included in Part II, Item 8 of our 2018 Annual Report on Form 10-K, as amended and filed on June 27, 2019, for further discussion.

(2)
Income tax expense for the nine months ended September 30, 2018 reflects a correction made in our 2018 Annual Report on Form 10-K (as originally filed on March 1, 2019 ) to record additional deferred tax expense totaling $5.5 million related to the recognition of a valuation allowance on deferred tax assets recognized in connection with the Big Spring Logistic Assets Acquisition (see Note 5) not previously reported in our September 30, 2018 Quarterly Report on Form 10-Q filed on November 9, 2018. Such amount is not considered material to the financial statements or the trend of earnings for that period. See Note 23 to our annual audited consolidated financial statements included in Part II, Item 8 of our 2018 Annual Report on Form 10-K, as amended and filed on June 27, 2019, for further discussion.

51 |

Management's Discussion and Analysis

Results of Operations
Consolidated Results of Operations — Comparison of the Three and Nine Months Ended September 30, 2019 versus the Three and Nine Months Ended September 30, 2018
Net Income
Q3 2019 vs. Q3 2018
Consolidated net income for the third quarter of 2019 was $60.0 million compared to a net income of $186.3 million for the third quarter of 2018. Consolidated net income attributable to Delek for the third quarter of September 30, 2019 was $51.3 million, or $0.68 per basic share, compared to a net income of $179.8 million, or $2.15 per basic share, for the third quarter 2018. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.
YTD 2019 vs. YTD 2018
Consolidated net income for the nine months ended September 30, 2019 was $298.2 million compared to net income of $247.5 million for the nine months ended September 30, 2018. Consolidated net income attributable to Delek for the nine months ended September 30, 2019 was $277.9 million, or $3.63 per basic share, compared to net income of $218.5 million, or $2.62 per basic share, for the nine months ended September 30, 2018. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
Q3 2019 vs. Q3 2018
In the third quarters of 2019 and 2018, we generated net revenues of $2,334.3 million and $2,768.9 million, respectively, a decrease of $434.6 million, or 15.7%. The decrease in net revenues was primarily driven by the following factors:

•	in our refining segment, decreased sales volumes and decreases in the average price of U.S. Gulf Coast gasoline of 17.0%, ULSD of 13.4%, and High-Sulfur diesel ("HSD") of 14.5%;

•
in our logistics segment, decreases in the average volume sold and sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations, where the average sales prices per gallon of gasoline and diesel sold decreased $0.24 per gallon and $0.33 per gallon, respectively;

•
in our retail segment, decreases in fuel sales volumes and merchandise sales partially attributable to reduction in the average number of stores, as well as a $0.25 decrease in average price charged per gallon quarter over quarter.

Such decreases were partially offset by:

•	increased revenues in our logistics segment associated with our Paline Pipeline as a result of increased rates and a change in the fee structure.
YTD 2019 vs. YTD 2018
For the nine months ended September 30, 2019 and 2018, we generated net revenues of $7,014.5 million and $7,759.0 million, respectively, a decrease of $744.5 million, or 9.6%. The decrease in net revenues was primarily driven by the following factors:

•	in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 13.6%, ULSD of 8.3%, and HSD of 7.8%; and

•
in our logistics segment, decreases in the average volume sold and sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations, where the average sales prices per gallon of gasoline and diesel sold decreased $0.22 per gallon and $0.21 per gallon, respectively.

Such decreases were partially offset by:

•	increased revenues in our logistics segment associated with our Paline Pipeline as a result of increased rates and a change in the fee structure.

Cost of Materials and Other
Q3 2019 vs. Q3 2018
Cost of materials and other was $1,964.1 million for the third quarter of 2019 compared to $2,244.2 million for the third quarter of 2018, a decrease of $280.1 million, or 12.5%. The net decrease in cost of materials and other was primarily driven by the following:

52 |

Management's Discussion and Analysis

•	decreases in the cost of crude oil feedstocks at the refineries, including a decrease in the cost of WTI Cushing crude oil from an average of $69.63 per barrel to an average of $56.40;

•
a decrease in RIN expense primarily due to impact of 2018 RIN Waivers which reduced our RINS Obligation by $20.7 million, in addition to the decrease in ethanol RIN prices which averaged $0.19 per RIN in third quarter 2019 compared to $0.21 per RIN in the prior year period;

•
decreases in the volume and cost of refined products in the logistics segment where the average cost per gallon of gasoline and diesel purchased decreased $0.26 per gallon and $0.31 per gallon, respectively;

•	a decrease in retail fuel cost of materials and other attributable to a decrease in average cost per gallon of $0.33; and

•	an increase in hedging gains to $13.1 million recognized during the third quarter of 2019 from a loss of $18.9 million recognized during the third quarter of 2018.
Such decreases were partially offset by the following:

•
a narrowing of crude oil differentials during the third quarter where the Midland WTI crude oil differential to Brent crude oil was an average discount of $5.91 per barrel compared to $20.48 per barrel in the prior year period, and the WTI Midland to WTI Cushing discount averaged $0.28 per barrel in the third quarter 2019 compared to a discount of $14.35 per barrel in the prior-year-period.

YTD 2019 vs. YTD 2018
Cost of materials and other was $5,731.2 million for the nine months ended September 30, 2019 compared to $6,537.2 million for the nine months ended September 30, 2018, a decrease of $806.0 million, or 12.3%. The net decrease in cost of materials and other was primarily driven by the following:

•
decreases in the cost of crude oil feedstocks at the refineries, including a decrease in the cost of WTI Cushing crude oil from an average of $66.90 per barrel to an average of $57.03 and a decrease in the cost of WTI Midland crude oil from an average of $59.21 per barrel to an average of $55.81 during the comparable periods;

•	a decrease in RIN expense where ethanol RIN prices averaged $0.18 per RIN in nine months ended September 30, 2019 compared to $0.37 per RIN in the prior year period;

•	decreases in the cost of refined products in the logistics segment where the average cost per gallon of gasoline and diesel purchased decreased $0.22 per gallon and $0.18 per gallon, respectively;

•	a decrease in retail fuel cost of materials and other attributable to a decrease in average cost per gallon of $0.24; and

•	an increase in hedging gains to $63.5 million recognized during the nine months ended September 30, 2019 from a loss of $42.1 million recognized during the nine months ended September 30, 2018.
Such decreases were partially offset by:

•
a prior period benefit of approximately $115.5 million related to a combination of the 2017 RINs waivers and a biodiesel tax credit recognized during the nine months ended September 30, 2018, whereas 2018 RIN Waivers provided a benefit of $20.7 million the same period in the nine months ended September 30, 2019.

Operating Expenses
Q3 2019 vs. Q3 2018
Operating expenses were $166.9 million for the third quarter of 2019 compared to $164.0 million for the third quarter of 2018, an increase of $2.9 million, or 1.8%. The increase in operating expenses was primarily driven by the following:

•	higher employee related costs primarily across our refining and logistics segment;

•	higher outside service costs in our refining segment; and

•	partially offset by decrease in retail operating expenses due to reduction in number of stores.
YTD 2019 vs. YTD 2018
Operating expenses were $495.9 million for the nine months ended September 30, 2019 compared to $479.6 million for the nine months ended September 30, 2018, an increase of $16.3 million, or 3.4%. The increase in operating expenses was primarily driven by the following:

•	higher employee related costs primarily in our refining and logistics segments;

•	higher contract services in our refining and logistics segments; and
Such increases were partially offset by:

53 |

Management's Discussion and Analysis

•	reductions in maintenance expense and variable expenses in our refining segment; and

•	decrease in retail operating expenses due to reduction in number of stores.

General and Administrative Expenses
Q3 2019 vs. Q3 2018
General and administrative expenses were $65.6 million for the third quarter of 2019 compared to $58.0 million for the third quarter of 2018, an increase of $7.6 million, or 13.1%. The increase in general and administrative expense was primarily driven by the following:

•	an increase in employee costs driven by higher equity-based compensation and increased headcount in corporate and other; and

•	increase in property and other taxes.
YTD 2019 vs. YTD 2018
General and administrative expenses were $197.3 million and $176.1 million for the nine months ended September 30, 2019 and 2018, respectively, a increase of $21.2 million, or 12.0%. The increase in general and administrative expense was primarily driven by the following:

•	an increase in employee costs driven by higher equity based compensation and increased headcount;

•	increases in legal costs associated with various acquisition, investment, litigation and dispute matters;

•	increases in property and other taxes;

•	increases in supplies expenses for subscriptions and office related costs; and

•	increases for various outside service costs.

Depreciation and Amortization
Q3 2019 vs. Q3 2018
Depreciation and amortization (included in both cost of sales and other operating expenses) was $49.8 million for the third quarter of 2019 compared to $49.2 million for the third quarter of 2018, a increase of $0.6 million, or 1.2%.
YTD 2019 vs. YTD 2018
Depreciation and amortization (included in both cost of sales and other operating expenses) was $146.7 million compared to $146.4 million for the nine months ended September 30, 2019 and 2018, respectively, a increase of $0.3 million, or 0.2%.

Other Operating Income, Net
Q3 2019 vs. Q3 2018
Other operating income decreased by $2.2 million in the third quarter of 2019 to expense of $0.5 million compared to income of $1.7 million in the third quarter of 2018, partially due to lower net gains associated with our Canadian crude trading operations compared to the third quarter of 2018.
YTD 2019 vs. YTD 2018
Other operating income decreased by $8.7 million during the nine months ended September 30, 2019 to $0.7 million compared to income of $9.4 million during the nine months ended September 30, 2018, partially due to lower net gains associated with our Canadian crude trading operations compared to the third quarter of 2018.

Non-operating Expenses, Net
Interest Expense
Q3 2019 vs. Q3 2018
Interest expense increased by $2.7 million, or 8.7%, to $33.9 million in the third quarter of 2019 compared to $31.2 million in the third quarter of 2018, primarily driven by the following:

•
an increase in the average effective interest rate of 0.62% in the third quarter of 2019 compared to the third quarter of 2018 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding), partially offset by a decrease in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an

54 |

Management's Discussion and Analysis

associated interest charge) of approximately $74.4 million in the third quarter of 2019 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the third quarter of 2018.
YTD 2019 vs. YTD 2018
Interest expense increased by $0.2 million, or 0.2%, to $95.4 million during the nine months ended September 30, 2019 compared to $95.2 million during the nine months ended September 30, 2018.
Results from Equity Method Investments
Q3 2019 vs. Q3 2018
We recognized income of $16.5 million from equity method investments during the third quarter of 2019, compared to $4.0 million for the third quarter of 2018, an increase of $12.5 million. This increase was primarily driven by the following:

•	an increase in income from our asphalt joint venture from $2.1 million in the third quarter of 2018 to $7.9 million in the third quarter of 2019;

•	the addition of the Red River Joint Venture in May 2019 which contributed income of $4.7 million in the third quarter of 2019; and

•	an increase in income from our other logistics joint ventures from $1.9 million in the third quarter of 2018 to $3.7 million in the third quarter of 2019.
YTD 2019 vs. YTD 2018
During the nine months ended September 30, 2019, we recognized income of $28.4 million from equity method investments, compared to $6.9 million for the nine months ended September 30, 2018, an increase of $21.5 million. This increase was primarily driven by the following:

•	an increase in income from our asphalt joint venture from $2.3 million in the first nine months of 2018 to $13.1 million in the first nine months of 2019;

•	the addition of the Red River Joint Venture in May 2019 which contributed income of $7.0 million in the first nine months of 2019; and

•	an increase in income from our other logistics joint ventures from $4.7 million in the first nine months of 2018 to $7.9 in the first nine months of 2019.
Other
Q3 2019 vs. Q3 2018
Other income decreased $7.3 million, or 97.3% primarily due to income related pension curtailment and settlement of litigation resulting in a reversal of accrual in the third quarter of 2018; no comparable activity in the third quarter of 2019.
YTD 2019 vs. YTD 2018
During the nine months ended September 30, 2018, we incurred certain infrequently occurring expenses/charges that were not incurred during the nine months ended September 30, 2019. These included a $9.1 million loss on extinguishment of debt related to the Refinancing and an impairment loss on assets held for sale totaling approximately $27.5 million related to the asphalt assets held for sale. These charges were partially offset by a realized gain on the sale of certain asphalt assets totaling $13.2 million, including a gain on the sale of an asphalt equity method investment. See Notes 7 and 10 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information.

Income Taxes
Q3 2019 vs. Q3 2018
Income tax expense decreased by $37.6 million in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by the following:

•	pre-tax income of $73.4 million in the third quarter of 2019, as compared to pre-tax income of $236.8 million for the third quarter of 2018; and

•
a decrease in our effective tax rate which was 18.3% for the third quarter of 2019, compared to 21.5% for the third quarter of 2018 primarily due to the reversal of reserve for uncertain tax positions in the third quarter of 2019 net of an increase in valuation allowance related to state net operating loss carryforwards.

YTD 2019 vs. YTD 2018
Income tax expense increased by $11.5 million during the nine months ended September 30, 2019 compared to the same period for 2018, primarily driven by the following:

55 |

Management's Discussion and Analysis

•	an increase attributable pre-tax income of $382.8 million for the nine months ended September 30, 2019, as compared to pre-tax income of $328.3 million for the nine months ended September 30, 2018.
Such increase was partially offset by a decrease in our effective tax rate which was 21.9% and 22.0% for the nine months ended September 30, 2019 and 2018, respectively, primarily due to the following:

•	the 2019 reversal of reserve for uncertain tax positions in the quarter, net of increase in state valuation allowance on net operating losses; and

•	the discrete adjustments that were reported in the first nine months of 2018 for the following:

◦	further adjustments to properly consider the impact of the Tax Reform Act (which reduced the US federal corporate tax rate from 35% to 21%) on previously recorded deferred taxes;

◦	tax benefit for federal tax credits attributable to the Company’s biodiesel blending operations for 2017 that have not been extended by Congress;

◦	tax expense associated with the impairment of assets held for sale; and

◦	changes in valuation allowance attributable to the book-tax basis differences from the Big Spring Logistic Asset Acquisition (See Note 5).

56 |

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
Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

Refining Segment Margins
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018 (1)	2019 (1)	2018 (1)
Net revenues	$2,176.8	$2,649.3	$6,636.6	$7,318.4
Cost of materials and other	1,928.6	2,211.0	5,679.8	6,341.9
Refining margin	248.2	438.3	956.8	976.5
Operating expenses (excluding depreciation and amortization)	120.7	118.8	356.7	346.7
Contribution margin	$127.5	$319.5	$600.1	$629.8

(1)
Refining segment net revenues and cost of materials and other for the nine months ended September 30, 2019 reflect a correction of an intercompany elimination which resulted in an increase in those accounts of $273.7 million and $347.1 million, respectively, not previously reflected on the unaudited consolidated financial statements in our September 30, 2018 Quarterly Report on Form 10-Q filed on November 9, 2018. Such amounts are not considered material to the financial statements and had no impact to operating income or segment contribution margin for those periods. See Note 23 to our annual audited consolidated financial statements included in Part II, Item 8 of our 2018 Annual Report on Form 10-K, as amended and filed on June 27, 2019, for further discussion.

57 |

Management's Discussion and Analysis

Refinery Statistics
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Tyler, TX Refinery
Days in period	92	92	273	273
Total sales volume - refined product (average barrels per day)(1)	80,981	79,691	76,262	78,497
Products manufactured (average barrels per day):
Gasoline	41,480	40,663	40,281	41,417
Diesel/Jet	33,105	31,659	30,685	30,742
Petrochemicals, LPG, NGLs	3,992	3,199	3,129	2,722
Other	1,853	1,646	1,560	1,718
Total production	80,430	77,167	75,655	76,599
Throughput (average barrels per day):
Crude Oil	75,266	72,845	70,594	71,161
Other feedstocks	5,565	4,713	5,710	5,867
Total throughput	80,831	77,558	76,304	77,028
Per barrel of refined product sales:
Tyler refining margin	$11.96	$19.84	$15.09	$13.47
Direct operating expenses	$3.11	$3.57	$3.77	$3.45
Crude Slate: (% based on amount received in period)
WTI crude oil	94.6%	82.2%	91.3%	80.7%
East Texas crude oil	2.7%	17.8%	8.0%	18.4%
Other	2.8%	—%	0.7%	0.9%

El Dorado, AR Refinery
Days in period	92	92	273	273
Total sales volume - refined product (average barrels per day)(1)	71,282	76,196	58,310	74,400
Products manufactured (average barrels per day):
Gasoline	30,766	30,522	24,396	33,948
Diesel	22,348	24,734	18,559	25,423
Petrochemicals, LPG, NGLs	834	1,012	731	1,236
Asphalt	5,886	5,313	5,894	5,036
Other	713	504	678	708
Total production	60,547	62,085	50,258	66,351
Throughput (average barrels per day):
Crude Oil	58,362	65,975	49,199	67,688
Other feedstocks	1,748	(2,197)	1,431	237
Total throughput	60,110	63,778	50,631	67,925
Per barrel of refined product sales:
El Dorado refining margin	$4.25	$9.21	$8.34	$8.89
Direct operating expenses	$5.27	$4.79	$5.88	$4.92
Crude Slate: (% based on amount received in period)
WTI crude oil	72.0%	68.3%	53.8%	66.2%
Local Arkansas crude oil	20.7%	20.2%	25.4%	20.6%
Other	7.2%	11.5%	20.8%	13.2%

58 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Big Spring, TX Refinery
Days in period	92	92	273	273
Total sales volume - refined product (average barrels per day) (1)	72,909	78,062	77,712	72,669
Products manufactured (average barrels per day):
Gasoline	33,561	37,587	36,276	34,931
Diesel/Jet	28,391	29,177	27,796	25,864
Petrochemicals, LPG, NGLs	3,755	3,889	3,761	3,585
Asphalt	2,027	1,713	1,815	1,808
Other	1,423	1,504	1,339	1,366
Total production	69,157	73,870	70,986	67,554
Throughput (average barrels per day):
Crude oil	70,542	72,689	71,939	66,223
Other feedstocks	(1,282)	828	(3)	947
Total throughput	69,260	73,517	71,936	67,170
Per barrel of refined product sales:
Big Spring refining margin	$12.21	$22.20	$14.78	$16.73
Direct operating expenses	$4.50	$3.78	$3.98	$4.12
Crude Slate: (% based on amount received in period)
WTI crude oil	76.4%	75.4%	76.4%	72.7%
WTS crude oil	23.6%	24.6%	23.6%	27.3%

Krotz Springs, LA Refinery
Days in period	92	92	273	273
Total sales volume - refined product (average barrels per day) (1)	72,173	76,353	75,207	77,667
Products manufactured (average barrels per day):
Gasoline	34,757	33,103	35,760	36,028
Diesel/Jet	27,277	30,428	29,137	31,161
Heavy Oils	1,125	1,031	1,108	1,243
Petrochemicals, LPG, NGLs	3,814	6,531	5,103	7,188
Other	—	—	35	—
Total production	66,973	71,093	71,143	75,620
Throughput (average barrels per day):
Crude Oil	69,805	71,746	70,757	73,410
Other feedstocks	(3,553)	(1,552)	(596)	1,072
Total throughput	66,252	70,194	70,161	74,482
Per barrel of refined product sales:
Krotz Springs refining margin	$9.88	$10.41	$10.53	$8.70
Direct operating expenses	$4.27	$3.98	$4.18	$3.80
Crude Slate: (% based on amount received in period)
WTI Crude	78.7%	71.6%	73.9%	62.1%
Gulf Coast Sweet Crude	21.3%	28.4%	26.1%	37.9%

(1)	Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.

59 |

Management's Discussion and Analysis

Included in the refinery statistics above are the following inter-refinery and sales to other segments:

Inter-refinery Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
(in barrels per day)	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Tyler refined product sales to other Delek refineries	1,543	975	890	791
El Dorado refined product sales to other Delek refineries	39,885	48,071	38,614	29,331
Big Spring refined product sales to other Delek refineries	1,754	762	1,190	529
Krotz Springs refined product sales to other Delek refineries	15,189	41,123	8,785	33,538

Refinery Sales to Other Segments
	Three Months Ended September 30,		Nine Months Ended September 30,
(in barrels per day)	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Tyler refined product sales to other Delek segments	18	—	192	608
El Dorado refined product sales to other Delek segments	11	217	106	580
Big Spring refined product sales to other Delek segments	24,404	17,034	25,735	18,858

Pricing Statistics (average for the period presented)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

WTI — Cushing crude oil (per barrel)	$56.40	$69.63	$57.03	$66.90
WTI — Midland crude oil (per barrel)	$56.12	$55.28	$55.81	$59.21
WTS -- Midland crude oil (per barrel) (1)	$55.94	$55.36	$55.95	$58.76
LLS (per barrel) (1)	$60.58	$74.14	$63.32	$71.06
Brent crude oil (per barrel)	$62.03	$75.76	$64.73	$72.71

U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$14.18	$14.33	$14.25	$13.44
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$17.55	$17.43	$17.34	$17.02
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$12.03	$11.20	$9.73	$10.59

U.S. Gulf Coast Unleaded Gasoline (per gallon)	$1.64	$1.98	$1.65	$1.91
Gulf Coast Ultra low sulfur diesel (per gallon)	$1.85	$2.14	$1.89	$2.06
U.S. Gulf Coast high sulfur diesel (per gallon)	$1.74	$2.03	$1.77	$1.92
Natural gas (per MMBTU)	$2.33	$2.86	$2.56	$2.85

(1)
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

60 |

Management's Discussion and Analysis

Refining Segment Operational Comparison of the Three and Nine Months Ended September 30, 2019 versus the Three and Nine Months Ended September 30, 2018
Net Revenues
Q3 2019 vs. Q3 2018
Net revenues for the refining segment decreased by $472.5 million, or 17.8%, in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by the following:

•	decreases in the average price of U.S. Gulf Coast gasoline of 17.0%, ULSD of 13.4%, and HSD of 14.5%; and

•
decreases in sales volume of refined product totaling 1.6 million barrels partially due to vacuum unit outage at our El Dorado refinery and decreased throughput at our Big Spring refinery, offset by a 0.2 million barrel increase in purchased product sales across all four refineries primarily to compensate for production shortfalls.

Net revenues included sales to our retail segment of $97.3 million and $122.4 million, and sales to our logistics segment of $66.6 million and $83.9 million. Also included was a reduction in sales to our other segment of $23.9 million and sales of $22.5 million for the three months ended September 30, 2019 and September 30, 2018, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2019 vs. YTD 2018
Net revenues for the refining segment decreased by $681.8 million, or 9.3%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

•	decreases in the average price of U.S. Gulf Coast gasoline of 13.6%, ULSD of 8.3%, and HSD of 7.8%; and

•
decreases in sales volume of refined product totaling 4.9 million barrels consisting of decreases in sales volumes at our El Dorado refinery primarily resulting from vaccum unit outage and scheduled turnaround activities and decreases in sales volumes at the Tyler refinery related to unit outages or maintenance stoppages, offset by a 1.4 million barrel increase in sales volumes of refined product at our Big Spring refinery and a 5.9 million barrel increase in purchased product sales across all four refineries primarily to compensate for production shortfalls.

Net revenues included sales to our retail segment of $289.2 million and $340.9 million, sales to our logistics segment of $219.2 million and $265.7 million and sales to our other segment of $31.5 million and $33.6 million for the nine months ended September 30, 2019 and 2018, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Q3 2019 vs. Q3 2018
Cost of materials and other decreased by $282.4 million, or 12.8%, in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by the following:

•	a decrease in the cost of WTI Cushing crude oil, from an average of $69.63 per barrel to an average of $56.40, or 19.0%;

61 |

Management's Discussion and Analysis

•
a decrease in RIN expense primarily due to 2018 RIN Waivers received in the third quarter of 2019, which resulted in a reduction of our RINs Obligation and related cost of materials and other of approximately $20.7 million. Additionally, ethanol RIN prices averaged $0.19 per RIN in third quarter 2019 compared to $0.21 per RIN in the prior year period; and

•	partially offset by an increase in the cost of WTI Midland crude oil, from an average of $55.28 per barrel to an average of $56.12, or 1.5%.
YTD 2019 vs. YTD 2018
Cost of materials and other decreased by $662.1 million, or 10.4%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

•	a decrease in the cost of WTI Cushing crude oil, from an average of $66.90 per barrel to an average of $57.03, or 14.8%;

•	a decrease in the cost of WTI Midland crude oil, from an average of $59.21 per barrel to an average of $55.81, or 5.7%; and

•
the net reversal benefit of $30.1 million related to inventory valuation reserves recognized during the nine months ended September 30, 2019 compared to the net reversal benefit of $1.9 million recognized during the nine months ended September 30, 2018.

These decreases were partially offset by the following:

•
a prior period benefit of approximately $115.5 million related to a combination of the 2017 RIN Waivers and a biodiesel tax credit recognized during the nine months ended September 30, 2018, whereas 2018 RIN Waivers provided a benefit of $20.7 million the same period of 2019.

Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $55.4 million and $54.1 million during the third quarters of 2019 and 2018, respectively, and $159.8 million and $152.0 million during the nine months ended September 30, 2019 and 2018, respectively. We eliminate these intercompany fees in consolidation.

Refining Margin
Q3 2019 vs. Q3 2018
Refining margin decreased by $190.1 million, or 43.4%, in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by the following:

•
a narrowing of the average WTI Cushing crude oil differential to WTS crude oil to $0.46 per barrel during the third quarter of 2019 compared to $14.27 during the third quarter of 2018 and narrowing of the average WTI Midland crude oil differential to WTI Cushing crude oil to $0.28 per barrel during the third quarter of 2019 compared to $14.35 during the third quarter of 2018; and

•
a narrowing of the discount between WTI Midland crude oil and Brent crude oil where, during the third quarter of 2019, the WTI Midland crude oil differential to Brent crude oil was an average discount of $5.91 per barrel compared to $20.48 per barrel during the third quarter of 2018;

62 |

Management's Discussion and Analysis

•	an inventory valuation reserve of $21.4 million recognized during the third quarter of 2019 compared to the reserve of $0.1 million recognized during the nine months of 2018; and

•
reduced performance at our El Dorado refinery due to vacuum unit outage, where the refining margin was $4.25 per barrel during the third quarter of 2019 as compared to $9.21 per barrel for the comparable prior year period, and operating expenses were $5.27 per barrel and $4.79 per barrel during the third quarter of 2019 and 2018, respectively.

These decreases were partially offset by the following:

•	a 1.0% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery);

•	a 0.7% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery); and

•	the benefit attributable to the decrease in RIN prices.

YTD 2019 vs. YTD 2018
Refining margin decreased by $19.7 million, or 2.0%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

•
a narrowing of the discount between WTI Midland crude oil compared to WTI Cushing where, during the nine months of 2019, the average WTI Midland crude oil differential to WTI Cushing crude oil was $1.22 per barrel compared to $7.69 during the nine months of 2018;

63 |

Management's Discussion and Analysis

•
a narrowing of the discount between WTI Midland crude oil and Brent crude oil where, during the nine months of 2019, the WTI Midland crude oil differential to Brent crude oil was an average discount of $8.92 per barrel compared to $13.50 per barrel during the same period of 2018;

•	a narrowing of the average WTI Cushing crude oil differential to WTS crude oil to $1.08 per barrel during the nine months of 2019 compared to $8.14 during the nine months of 2018;

•	a 8.1% decline in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery); and

•
a prior period benefit of approximately $115.5 million related to a combination of the 2017 RIN Waivers and a biodiesel tax credit recognized during the nine months of 2018, whereas 2018 RIN Waivers provided a benefit of $20.7 million the same period of 2019.

These decreases were partially offset by the following:

•
a wider discount between WTI Cushing crude oil compared to Brent where, during the nine months of 2019, the average WTI Cushing crude oil differential to Brent crude oil was $7.70 per barrel compared to $5.81 during the nine months of 2018,

•	a 6.0% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery);

•	a 1.9% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery);

•
the net reversal benefit of $30.1 million related to inventory valuation reserves recognized during the nine months of 2019 compared to the net reversal benefit of $1.9 million recognized during the nine months of 2018; and

•	the benefit attributable to the decrease in RIN prices.

64 |

Management's Discussion and Analysis

Operating Expenses
Q3 2019 vs. Q3 2018
Operating expenses increased by $1.9 million, or 1.6%, in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by the following:

•	increases in employee related costs and outside services at our El Dorado and Big Spring refineries; and

•	partially offsetting decreases in expenses at the Tyler and Krotz Springs refineries.
YTD 2019 vs. YTD 2018
Operating expenses increased by $10.0 million, or 2.9%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

•	an overall net increase of $13.3 million in outside services costs across the Tyler, Big Spring and Krotz Springs refineries primarily related to various unit outages and project studies;

•	an increase in employee related costs of $7.9 million across all four refineries;

•	an offsetting decrease of $4.3 million in variable expenses, primarily due to reduced production at our El Dorado and Big Spring refineries; and

•	offsetting reductions in repairs and maintenance expense at the El Dorado, Krotz Springs and Big Spring refineries.

Contribution Margin
Q3 2019 vs. Q3 2018
Contribution margin decreased by $192.0 million, or a 6.9% reduction in contribution margin percentage, in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by the following:

•	the decline of the Midland WTI crude oil differential to Brent crude oil compared to the prior-year period;

•	reduced performance at our El Dorado refinery due to vacuum unit outage; and

•	a narrowing of the discount between WTI Cushing and WTS crude oil compared to the third quarter of 2018.
These decreases were partially offset by the following:

•	the impact of the addition of the alkylation unit at our Krotz Springs refinery in April 2019;

•
a 1.0% improvement in the 5-3-2 crack spread (the primary measure for the Tyler and El Dorado refineries), a 0.7% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery) and a 7.4% improvement in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery); and

•	the benefit attributable to the decrease in RIN prices and 2018 RIN Waivers received during the third quarter of 2019.
YTD 2019 vs. YTD 2018
Contribution margin decreased by $29.7 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

•	a 8.1% decline in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery);

•	a narrowing of the discount between WTI Cushing and WTS crude oil compared to the prior-year period;

•	a narrowing of the discount between WTI Midland and WTI Cushing compared to the prior-year period; and

•
a prior period benefit of approximately $115.5 million related to a combination of the 2017 RINs waivers and a biodiesel tax credit recognized during the nine months of 2018, whereas 2018 RIN Waivers provided a benefit of $20.7 million the same period of 2019.

These decreases were partially offset by the following:

•
a 6.0% improvement in the 5-3-2 crack spread (the primary measure for the Tyler and El Dorado refineries) and a 1.9% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery);

•
the net reversal benefit of $30.1 million related to inventory valuation reserves recognized during the nine months of 2019 compared to the net reversal benefit of $1.9 million recognized during the nine months of 2018; and

•	the benefit attributable to the decrease in RIN prices.

65 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Logistics Segment Contribution
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$137.6	$164.1	$445.4	$498.3
Cost of materials and other	72.6	105.6	262.7	330.6
Operating expenses (excluding depreciation and amortization)	18.4	15.4	51.8	42.9
Contribution margin	$46.6	$43.1	$130.9	$124.8

Operating Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
East Texas - Tyler Refinery sales volumes (average bpd) (1)	83,953	79,404	74,607	77,349
West Texas wholesale marketing throughputs (average bpd)	9,535	12,197	11,446	13,453
West Texas wholesale marketing margin per barrel	$4.82	$4.65	$4.83	$5.88
Big Spring wholesale marketing throughputs (average bpd) (2)	80,203	80,687	83,608	79,819
Terminalling throughputs (average bpd) (3)	170,727	167,491	160,621	159,457
Lion Pipeline System Throughputs (average bpd):
Crude pipelines (non-gathered)	49,477	59,150	43,446	56,672
Refined products pipelines to Enterprise Systems	43,518	43,762	32,242	47,154
SALA Gathering System Throughputs (average bpd)	21,632	16,704	21,143	16,705
East Texas Crude Logistics System Throughputs (average bpd)	25,391	14,284	21,045	16,402

(1)	Excludes jet fuel and petroleum coke.

(2)
Throughputs for the nine months ended September 30, 2018 are for the 214 days we marketed certain finished products produced at or sold from the Big Spring Refinery following the execution of the Big Spring Marketing Agreement, effective March 1, 2018, as defined in Note 3 to our accompanying condensed consolidated financial statements.

(3)
Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, our El Dorado and North Little Rock, Arkansas and our Memphis and Nashville, Tennessee terminals. Throughputs for the nine months ended September 30, 2018 for the Big Spring terminal are for the 214 days we operated the terminal following its acquisition effective March 1, 2018. Barrels per day are calculated for only the days we operated each terminal. Total throughput barrels for the nine months ended September 30, 2018 was 41.4 million barrels, which averaged 151,646 bpd for the 273 day period.

Logistics Segment Operational Comparison of the Three and Nine Months Ended September 30, 2019 versus the Three and Nine Months Ended September 30, 2018
Net Revenues
Q3 2019 vs. Q3 2018
Net revenues decreased by $26.5 million, or 16.1%, in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by the following:

•	decreases in the average volumes sold and in the average sales prices per gallon of gasoline and diesel in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 2.2 million gallons and 8.0 million gallons, respectively.

◦	the average sales prices per gallon of gasoline and diesel sold decreased $0.24 per gallon and $0.33 per gallon, respectively.
Such decreases were partially offset by the following:

•	increased revenues for marketing and terminalling services under the agreements associated with certain of our assets in Big Spring, Texas as a result of increased throughput;

•
increased revenues associated with our Paline Pipeline as a result of increased rates and a change in the fee structure from the third quarter of 2018, during which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee, compared to the third quarter of 2019, during which the pipeline was subject to a FERC tariff;

66 |

Management's Discussion and Analysis

•
increased revenues from fees received by Delek Logistics related to the management of a long-term capital project for the construction of a gathering system in the Permian Basin ("Delek Permian Gathering Project") on behalf of Delek during the third quarter of 2019 for which there were no fees earned during the third quarter of 2018; and

•	increased revenues associated with our trucking assets.
Net revenues included sales to our refining segment of $65.4 million and $63.8 million for the three months ended September 30, 2019 and September 30, 2018, respectively, and sales to our other segment of $0.8 million for the three months ended September 30, 2019 . We eliminate this intercompany revenue in consolidation.
YTD 2019 vs. YTD 2018
Net revenues decreased by $52.9 million, or 10.6%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

•	decreases in the average volumes and in the average sales prices per gallon of gasoline and diesel sold in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 8.5 million gallons and 15.2 million gallons, respectively.

◦	the average sales prices per gallon of gasoline and diesel sold decreased $0.22 per gallon and $0.21 per gallon, respectively.
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

•
increased revenues associated with our Paline Pipeline as a result of increased rates and a change in the fee structure from the nine months ended September 30, 2018, during which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee, compared to the nine months ended September 30, 2019, during which the pipeline was subject to a FERC tariff;

•
increased revenues from fees received by Delek Logistics related to the management of the Delek Permian Gathering Project during the nine months ended September 30, 2019 for which there were no fees earned during the nine months ended September 30, 2018; and

•	increased revenues associated with our trucking assets.
Net revenues included sales to our refining segment of $187.5 million and $178.5 million for the nine months ended September 30, 2019 and 2018, respectively, and sales to our other segment of $3.6 million for the nine months ended September 30, 2019 . We eliminate this intercompany revenue in consolidation.

67 |

Management's Discussion and Analysis

Cost of Materials and Other
Q3 2019 vs. Q3 2018
Cost of materials and other for the logistics segment decreased $33.0 million, or 31.3%, in the third quarter of 2019 compared to the third quarter of 2018. This decrease was primarily driven by the following:

•	decreases in the average volumes sold and in the average cost per gallon of gasoline and diesel sold in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 2.2 million gallons and 8.0 million gallons, respectively.

◦	the average cost per gallon of gasoline and diesel sold decreased $0.26 per gallon and $0.31 per gallon, respectively.
Our logistics segment purchased product from our refining segment of $66.6 million and $83.9 million for the three months ended September 30, 2019 and September 30, 2018, respectively. We eliminate these intercompany costs in consolidation.
YTD 2019 vs. YTD 2018
Cost of materials and other for the logistics segment decreased $67.9 million, or 20.5%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This decrease was primarily driven by the following:

•	decreases in the average volumes sold and in the average cost per gallon of gasoline and diesel sold in our west Texas marketing operations.

◦	the average volumes of gasoline and diesel sold decreased 8.5 million gallons and 15.2 million gallons, respectively.

◦	the average cost per gallon of gasoline and diesel sold decreased $0.22 per gallon and $0.18 per gallon, respectively.
Our logistics segment purchased product from our refining segment of $219.2 million and $265.7 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. We eliminate these intercompany costs in consolidation.

Operating Expenses
Q3 2019 vs. Q3 2018
Operating expenses increased by $3.0 million, or 19.5%, in the third quarter of 2019 compared to the third quarter of 2018, driven by the following:

•	higher operating costs associated with various logistics assets, including variable expenses such as utilities, contractor and materials costs; and

•	a reduction in expense associated with expenditures on certain of our assets during the third quarter of 2018, with no comparable reduction during the third quarter of 2019.
YTD 2019 vs. YTD 2018
Operating expenses increased by $8.9 million, or 20.7%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, driven by the following:

•	higher operating costs associated with allocated contract services pertaining to certain of our assets; and

68 |

Management's Discussion and Analysis

•	higher employee costs allocated to Delek Logistics as a result of an increase in allocated employee headcount in various operational groups.
These increases were partially offset by:

•	decreases in variable expenses such as utilities, maintenance and materials costs.
Contribution Margin
Q3 2019 vs. Q3 2018
Contribution margin increased by $3.5 million, or 8.1%, in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by the following:

•	increases in revenues associated with Paline pipeline, trucking assets and fees from management of the Delek Permian Gathering Project; and

•	increase in gross margin of $0.17 per barrel of our gasoline and diesel sold in our west Texas marketing operations.
Such increases were partially offset by the following:

•	higher operating expenses; and

•	decreases in the volumes of gasoline and diesel sold in our west Texas marketing operations.
YTD 2019 vs. YTD 2018
Contribution margin increased by $6.1 million, or 4.9%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

•	increases in revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition.
Such increases were partially offset by the following:

•	higher operating expenses; and

•	decreases in the volumes combined with a $1.05 decrease in gross margin per barrel of gasoline and diesel sold in our west Texas marketing operations.

69 |

Management's Discussion and Analysis

Retail Segment
The table below sets forth certain information concerning our retail segment operations (gross sales $ in millions):

Retail Segment Contribution
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$218.5	$246.4	$640.2	$700.8
Cost of materials and other	176.4	204.4	521.9	578.5
Operating expenses (excluding depreciation and amortization)	23.5	26.7	71.9	76.5
Contribution margin	$18.6	$15.3	$46.4	$45.8

Operating Information
Number of stores (end of period)	263	295	263	295
Average number of stores	263	295	263	295
Average number of fuel stores	255	286	255	286
Retail fuel sales	$137.4	$154.2	$400.1	$435.2
Retail fuel sales (thousands of gallons)	54,943	55,996	162,576	163,809
Average retail gallons sold per average number of fuel stores (in thousands)	215	196	638	573
Average retail sales price per gallon sold	$2.50	$2.75	$2.46	$2.66
Retail fuel margin ($ per gallon) (1)	$0.315	$0.231	$0.269	$0.219
Merchandise sales (in millions)	$81.5	$89.7	$240.2	$258.0
Merchandise sales per average number of stores (in millions)	$0.3	$0.3	$0.9	$0.9
Merchandise margin %	30.5%	31.3%	30.9%	31.1%

Same-Store Comparison (2)
	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019
Change in same-store fuel gallons sold	3.0%	4.4%	3.1%
Change in same-store merchandise sales	(1.5)%	3.7%	(1.3)%

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

Retail Segment Operational Comparison of the Three and Nine Months Ended September 30, 2019 versus the Three and Nine Months Ended September 30, 2018
Net Revenues
Q3 2019 vs. Q3 2018
Net revenues for the retail segment decreased by $27.9 million, or 11.3%, in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by the following:

•	total fuel sales were $137.4 million in the third quarter of 2019 compared to $154.2 million in the third quarter of 2018, attributable to the following:

◦	$7.1 million decrease related to reduction in number of stores period over period;

◦	a $0.25 decrease in average price charged per gallon; and

◦
a slight decrease in total retail fuel gallons sold for the retail segment to 54,943 thousand gallons in the third quarter of 2019 compared to 55,996 thousand gallons in the third quarter of 2018 associated with the reduction in average number of stores period over period, where there was a same-store sales growth in fuel volumes of 3.0%;

70 |

Management's Discussion and Analysis

•	merchandise sales were $81.5 million in the third quarter of 2019 compared to $89.7 million in the third quarter of 2018 attributable to the following:

◦	$7.0 million decrease related to reduction in number of stores; and

◦	same-store sales decrease of 1.5%.
YTD 2019 vs. YTD 2018
Net revenues for the retail segment decreased by $60.6 million, or 8.6%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

•	total fuel sales were $400.1 million in the nine months of 2019 compared to $435.2 million in the nine months of 2018, attributable to the following:

◦	$15.1 million decrease related to reduction in number of stores period over period;

◦	a $0.20 decrease in average price charged per gallon; and

◦
a slight decrease in total retail fuel gallons sold of 162,576 thousand gallons in the nine months of 2019 compared to 163,809 thousand gallons in the nine months of 2018, attributable to a decrease in volumes associated with the reduction in average number of stores period over period offset by same-store sales growth in fuel volumes of 3.1%.

•	merchandise sales were $240.2 million in the nine months of 2019 compared to $258.0 million in the nine months of 2018 primarily driven by the following:

◦	$14.7 million decrease related to reduction in number of stores period over period; and

◦	a same-store sales decrease of 1.3%.

71 |

Management's Discussion and Analysis

Cost of Materials and Other
Q3 2019 vs. Q3 2018
Cost of materials and other for the retail segment decreased by $28.0 million, or 13.7%, in the third quarter of 2019 compared to the third quarter of 2018, primarily driven by the following:

•	$11.9 million decrease due to reduction in number of stores period over period;

•	a decrease in average cost per gallon of $0.33 or 13.2% applied to fuel sales volumes that decreased slightly period over period.
Our retail segment purchased finished product from our refining segment of $97.3 million and $122.4 million for the three months ended September 30, 2019 and September 30, 2018. We eliminate this intercompany cost in consolidation.
YTD 2019 vs. YTD 2018
Cost of materials and other for the retail segment decreased by $56.6 million, or 9.8%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the following:

•	$26.4 million decrease due to reduction in number of stores period over period;

•	a decrease in average cost per gallon of $0.24 or 9.8% applied to fuel sales volumes that decreased slightly period over period.
Our retail segment purchased finished product from our refining segment of $289.2 million and $340.9 million for the nine months ended September 30, 2019 and September 30, 2018. We eliminate this intercompany cost in consolidation.

Operating Expenses
Q3 2019 vs. Q3 2018
Operating expenses for the retail segment decreased by $3.2 million, or 12.0% in the third quarter of 2019 compared to the third quarter of 2018. This decrease is primarily attributable to a decrease in operating costs associated with the reduction in the number of stores.
YTD 2019 vs. YTD 2018
Operating expenses for the retail segment decreased by $4.6 million, or 6.0% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This decrease is primarily attributable to a decrease in operating costs associated with the reduction in the number of stores.

Contribution Margin
Q3 2019 vs. Q3 2018
Contribution margin for the retail segment increased by $3.3 million, or 21.6%, in the third quarter of 2019 compared to the third quarter of 2018, primarily driven a $0.084 per gallon improvement in the retail fuel margin, partially offset by a reduction in merchandise margin.
YTD 2019 vs. YTD 2018
Contribution margin for the retail segment increased by $0.6 million, or 1.3%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by a $0.050 per gallon improvement in the retail fuel margin, partially offset by a reduction in merchandise margin.

72 |

Management's Discussion and Analysis

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are

•	cash generated from our operating activities;

•	borrowings under our debt facilities; and

•	potential issuances of additional equity and debt securities.
We believe that cash generated from these sources will be sufficient to satisfy the anticipated cash requirements associated with our existing operations and capital expenditures for at least the next 12 months.
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Nine Months Ended September 30,
	2019	2018
Cash Flow Data:
Operating activities	$448.4	$201.2
Investing activities	(509.5)	(37.2)
Financing activities	(11.8)	3.2
Net (decrease) increase	$(72.9)	$167.2

Cash Flows from Operating Activities
Net cash provided by operating activities was $448.4 million for the nine months ended September 30, 2019, compared to $201.2 million for the comparable period of 2018. The increase in cash flows from operations was partially due to an increase in net income, which for the nine months ended September 30, 2019 was $298.2 million, compared to $247.5 million in the same period of 2018. Additionally, net income for the nine months ended September 30, 2019 included non-cash net expenses of $202.0 million compared to $106.9 million in the prior year. The increase in non-cash expenses was primarily driven by an increase in deferred tax expense and an increase due to changes in fair value of derivatives; such increases were partially offset by increase in income from equity method investments. Changes in working capital, net of non-cash items, which resulted in cash used of $56.6 million during the nine months ended September 30, 2019 as compared to $140.9 million in the comparable prior year period, contributed $84.3 million to the increase in operating cash flows. Changes in our obligation under Supply and Offtake Agreement contributed $14.2 million to the increase in cash flows from operating activities. Partially offsetting these increases was a $27.2 million decrease due to changes in non-current assets and liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities was $509.5 million for the first nine months of 2019, compared to $37.2 million in the comparable period of 2018. The increase in cash flows used in investing activities was primarily due to an increase in cash purchases of property, plant and equipment and capital expenditures related to turnaround activities, which increased from $228.0 million in 2018, to $305.7 million in 2019, and a $213.8 million increase in equity method investment contributions in the current year, $124.7 million of which related to our obtaining a 33% membership interest in Red River Red River Pipeline Joint Venture in May 2019 and $75.3 million of which related to our obtaining a 15% interest in the WWP in July 2019. Also contributing to this increase was the sale of asphalt assets and discontinued operations in 2018, for which we received proceeds of $110.8 million and $55.5 million, respectively.
Cash Flows from Financing Activities
Net cash used in financing activities was $11.8 million for the nine months ended September 30, 2019, compared to net cash provided of $3.2 million in the comparable 2018 period. The decrease in net cash provided by financing activities was partially due to the decrease in net proceeds received from long-term revolvers due to completion of the Refinancing transaction as well as the additional borrowings used to fund the Big Spring Logistic Assets Acquisition during the nine months ended September 30, 2018. We made net payments on long-term revolvers of $0.5 million during the nine months ended September 30, 2019 compared to net proceeds received of $521.3 million in the comparable 2018 period. Partially offsetting this decrease was a decrease in repurchase of common stock to $147.8 million for the nine months ended September 30, 2019 compared to $207.4 million in the comparable 2018 period, a decrease in repayments of product financing arrangements to $22.2 million for the nine months ended September 30, 2019 compared to $72.4 million in the comparable 2018 period, an increase in term loan net proceeds of $215.3 million for the nine months ended September 30, 2019 compared to term loan net payments of

73 |

$134.0 million in the comparable 2018 period, as well as proceeds from product financing arrangements of $40.8 million during the nine months ended September 30, 2019; there were no such proceeds in the comparable 2018 period.
Cash Position and Indebtedness
As of September 30, 2019, our total cash and cash equivalents were $1,006.4 million and we had total indebtedness of approximately $1,999.9 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $800.2 million and we had letters of credit issued of approximately $293.5 million. We believe we were in compliance with our covenants in all debt facilities as of September 30, 2019. See Note 10 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information about our separate credit facilities.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the nine months ended September 30, 2019 were $324.8 million, of which approximately $193.8 million was spent in our refining segment, $6.2 million in our logistics segment, $14.3 million in our retail segment and $110.5 million at the holding company level. The following table summarizes our actual capital expenditures for the nine months ended September 30, 2019 and planned capital expenditures for the full year 2019 by operating segment and major category (in millions):

	Full Year 2019 Forecast	Nine Months Ended September 30, 2019
Refining
Sustaining maintenance, including turnaround activities	$149.1	$120.5
Regulatory	61.8	37.3
Discretionary projects	35.9	36.0
Refining segment total	246.8	193.8

Logistics
Regulatory	2.5	2.1
Sustaining maintenance	5.8	3.2
Discretionary projects	1.5	0.9
Logistics segment total	9.8	6.2

Retail
Regulatory	—	—
Sustaining maintenance	3.6	3.3
Discretionary projects	17.7	11.0
Retail segment total	21.3	14.3

Other
Regulatory	1.0	0.5
Sustaining maintenance	1.8	0.9
Discretionary projects	134.2	109.1
Other total	137.0	110.5
Total capital spending	$414.9	$324.8

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

74 |

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
The following table sets forth information relating to our open commodity derivative contracts as of September 30, 2019 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2019	2020	2021
Contracts not designated as hedging instruments:
Crude oil price swaps - long(1)	$(6.3)	27,763,000	12,565,000	11,218,000	3,980,000
Crude oil price swaps - short(1)	2.3	29,231,000	12,896,000	12,355,000	3,980,000
Inventory, refined product and crack spread swaps - long(1)	(29.4)	15,539,000	10,863,000	4,411,000	265,000
Inventory, refined product and crack spread swaps - short(1)	22.2	18,362,000	16,140,000	1,847,000	375,000
Natural gas swaps - long(2)	(9.4)	34,652,500	31,050,000	3,602,500	—
Natural gas swaps - short(2)	5.4	41,857,500	41,625,000	232,500	—
RIN commitment contracts - long(3)	1.9	160,978,000	—	—	—
RIN commitment contracts - short(3)	0.5	122,403,000	—	—	—
Total	$(12.8)	450,786,000	125,139,000	33,666,000	8,600,000
Contracts designated as cash flow hedging instruments:
Crude oil price swaps - long(1)	$14.4	2,152,000	2,152,000	—	—
Crude oil price swaps - short(1)	—	—	—	—	—
Inventory, refined product and crack spread swaps - long(1)	(4.2)	300,000	—	300,000	—
Inventory, refined product and crack spread swaps - short(1)	5.5	300,000	—	300,000	—
Total	$15.7	2,752,000	2,152,000	600,000	—
(1)Volume in barrels
(2)Volume in MMBTU
(3)Volume in RINs

75 |

Management's Discussion and Analysis

Interest Risk Management Activities
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $1,694.5 million as of September 30, 2019. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt as of September 30, 2019 would be to change interest expense by approximately $16.9 million.
Commodity Derivatives Trading Activities
In the first half of 2018, we began entering into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, and futures contracts. These contracts are classified as held for trading and are recognized at fair value with changes in fair value recognized in the income statement. Trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts had remaining durations of less than one year as of September 30, 2019.
The following table sets forth information relating to commodity derivative contracts held for trading purposes as of September 30, 2019:

Contract Description	Less than 1 year
Over the counter forward sales contracts
Notional contract volume (1)	960,461
Weighted-average market price (per barrel)	$41.03
Contractual volume at fair value (in millions)	$39.4
Over the counter forward purchase contracts
Notional contract volume (1)	802,788
Weighted-average market price (per barrel)	$41.08
Contractual volume at fair value (in millions)	$33.0

(1)	Volume in barrels

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
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

76 |

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended September 30, 2019 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act (inclusive of all purchases that have settled as of September 30, 2019):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2019	132,776	$39.30	132,776	$299,722,910
August 1 - August 31, 2019	484,667	32.09	484,667	284,167,582
September 1 - September 30, 2019	619,411	35.88	619,411	261,945,757
Total	1,236,854	$34.76	1,236,854	N/A

ITEM 5. OTHER INFORMATION
Dividend Declaration
On November 4, 2019, our Board of Directors voted to declare a quarterly cash dividend of $0.30 per share of our common stock, payable on December 2, 2019 to shareholders of record on November 18, 2019.

77 |

Exhibits

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1	#
First Amendment to Second Amended and Restated Credit Agreement, dated as of May 14, 2018, by and among Delek US Holdings, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent for each member of the Lender Group and the Bank Product Providers and the lenders from time to time party thereto.

10.2	#
Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 13, 2018, by and among Delek US Holdings, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent for each member of the Lender Group and the Bank Product Providers and the lenders from time to time party thereto.

10.3	~ #	Amendment to Second Amended and Restated Supply and Offtake Agreement dated September 19, 2019, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company LLC.

10.4	~ #	Amendment to Second Amended and Restated Supply and Offtake Agreement dated September 19, 2019, by and between Alon USA, LP and J. Aron & Company LLC.

10.5	~ #	Amendment to Second Amended and Restated Supply and Offtake Agreement dated September 19, 2019, by and between Lion Oil Company and J. Aron & Company LLC.

10.6	#
First Amendment to Term Loan Credit Agreement, dated as of October 26, 2018 by and among Delek US Holdings, Inc., as borrower, the guarantors thereto, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent.

10.7
Third Amended and Restated Limited Liability Company Agreement of Wink to Webster Pipeline, LLC, a Delaware limited liability company, dated as of July 30, 2019, by and among Delek Us Energy, Inc., ExxonMobil Permian Logistics LLC, Plains Pipeline, L.P., MPLX W2W Pipeline Holdings, LLC, Centurion Permian Logistics, LLC, and Rattler Midstream Operating, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K field on August 5, 2019, SEC File No. 001-38142).

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
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2019 and 2018 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith
~	Certain confidential information contained in these exhibits has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

78 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chairman), President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 7, 2019

79 |