Form 10-K
period 2019-12-31
Delek US Holdings, Inc.
filed 2020-02-28
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 18 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates as of June 30, 2019 was approximately $3,646,155,246, based upon the closing sale price of the registrant's common stock on the New York Stock Exchange on that date. For purposes of this calculation only, all directors and officers subject to Section 16(b) of the Securities Exchange Act of 1934 are deemed to be affiliates.
At February 21, 2020, there were 73,414,200 shares of the registrant's common stock, $.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).
Documents incorporated by reference
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents

Delek US Holdings, Inc.
Annual Report on Form 10-K
For the Annual Period Ending December 31, 2019

2 |

Delek US Holdings, Inc. is a registrant pursuant to the Securities Act of 1933 and is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "DK." Effective July 1, 2017 (the "Effective Time"), we acquired the outstanding common stock of Alon USA Energy, Inc. ("Alon") (the "Delek/Alon Merger", as further discussed in Note 3 of the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K), resulting in a new post-combination consolidated registrant renamed as Delek US Holdings, Inc. (“New Delek”), with Alon and the previous Delek US Holdings, Inc. (“Old Delek”) surviving as wholly-owned subsidiaries. New Delek is the successor issuer to Old Delek and Alon pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
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
As of December 31, 2019, we owned a 61.4% limited partner interest in Delek Logistics Partners, LP ("Delek Logistics"), a publicly-traded master limited partnership that we formed in April 2012, and a 94.6% interest in Delek Logistics GP, LLC ("Logistics GP"), which owns the entire 2.0% general partner interest in Delek Logistics. By virtue of the Delek/Alon Merger, we acquired an 81.6% limited partner interest in Alon USA Partners, LP (the "Alon Partnership"), then a publicly-traded limited partnership, as well as 100% interest in Alon USA Partners GP, LLC (the “Alon General Partner”). The Alon General Partner owns 100% of the general partner interest in the Alon Partnership, which is a non-economic interest. On February 7, 2018, we acquired the remaining outstanding units in the Alon Partnership.
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
Available Information
Our Internet website address is www.DelekUS.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our reports, proxy and information statements, and any amendments to such documents are filed electronically with the Securities and Exchange Commission (“SEC”) and are available on our Internet website in the “Investor Relations” section, free of charge, as soon as reasonably practicable after we file or furnish such material to the SEC. We also post our Governance Guidelines, Code of Business Conduct & Ethics and the charters of our Board of Directors’ committees in the “Corporate Governance” section of our website, accessible by navigating to the “About Us” section on our Internet website. We will provide any of these documents to any stockholder that makes a written request to the Secretary, Delek US Holdings, Inc., 7102 Commerce Way, Brentwood, Tennessee 37027.

3 |

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
Bpd/bpd - Barrels per calendar day.
Brent Crude (Brent) - A light, sweet crude oil, though not as light as WTI. Brent is the leading global price benchmark for Atlantic basin crude oil.
CBOB - Motor gasoline blending components intended for blending with oxygenates, such as ethanol, to produce finished conventional motor gasoline.
CERCLA - Comprehensive Environmental Response, Compensation and Liability Act.
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
Cushing - Cushing, Oklahoma.
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

4 |

Glossary of Terms

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
LIFO - Last-in, first-out inventory accounting method.
Light/Medium/Heavy Crude Oil - Terms used to describe the relative densities of crude oil, normally represented by their API gravities. Light crude oils (those having relatively high API gravities) may be refined into a greater number of valuable products and are typically more expensive than a heavier crude oil.
LLS - Louisiana Light Sweet crude oil; typical API gravity of 38° and sulfur content of 0.34%.
LPG - Liquefied petroleum gas.
LSR - Light straight run naphtha.
Mid-Continent Region - Commonly referred to as PADD II, includes the states of North Dakota, South Dakota, Nebraska, Kansas, Oklahoma, Minnesota, Iowa, Missouri, Wisconsin, Illinois, Michigan, Indiana, Ohio, Kentucky and Tennessee.
Midland - Midland, Texas.
MMBTU - One Million British Thermal Units.
MSCF/d - Abbreviation for a thousand standard cubic feet per day, a common measure for volume of natural gas.
Naphtha - A hydrocarbon fraction that is used as a gasoline blending component, a feedstock for reforming and as a petrochemical feedstock.
New York Mercantile Exchange (NYMEX) - A commodities futures exchange.
NGL - Natural gas liquids.
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

5 |

Glossary of Terms

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
West Texas Intermediate Crude Oil (WTI) - A light, sweet crude oil characterized by an API gravity between 38° and 44° and a sulfur content of less than 0.4 wt% that is used as a benchmark for other crude oil.
West Texas Sour Crude Oil (WTS) - A sour crude oil, characterized by an API gravity between 30° and 33° and a sulfur content of approximately 1.28 wt% that is used as a benchmark for other sour crude.

6 |

Business and Properties

PART I
ITEMS 1 and 2.    BUSINESS and PROPERTIES
Company Overview
We are an integrated downstream energy business focused on petroleum refining (the "Refining" segment), the transportation, storage and wholesale distribution of crude oil, intermediate and refined products (the "Logistics" segment) and convenience store retailing (the "Retail" segment). Delek US Holdings, Inc., a Delaware corporation formed in 2016 (a successor to the original Delek US Holdings, Inc. which was a Delaware corporation originally formed in 2001), operates through its consolidated subsidiaries, which include Delek US Energy, Inc. (and its subsidiaries) ("Delek Energy") and Alon USA Energy, Inc. ("Alon" as previously defined) (and its subsidiaries).
The following map outlines the geography of our integrated downstream energy structure as of December 31, 2019:

Refining	Logistics	Retail
302,000 barrels per day ("bpd") total capacity:	10 terminals	252 stores as of December 31, 2019
Tyler, TX	Approximately 1,640 miles of pipeline (1)	Southwest U.S. locations
El Dorado, AR	11.4 million barrels of storage capacity	Primary source of fuel is Big Spring, TX refinery
Big Spring, TX	Crude oil pipeline joint ventures:
Krotz Springs, LA	Red River Pipeline Company LLC ("Red River")
WTI primary crude oil supply - 260,000 bpd	Caddo Pipeline LLC ("CP LLC")
Biodiesel facilities with 40 million gallons total annual capacity:	Andeavor Logistics RIO Pipeline LLC ("Andeavor Logistics")
Crossett, AR	West Texas wholesale:
Cleburne, TX	Sale of refined products through terminals
New Albany, MS

(1)	Includes approximately 240 miles of leased capacity.

7 |

Business and Properties

The principal activities of our Refining, Logistics and Retail segments are described below:

Refining Segment
Inputs:	crude oil and other feedstocks
Products:	transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products
Nameplate Capacity (bpd):	302,000
Primary Refinery Operations (and bpd capacity):
Tyler, Texas refinery (the "Tyler refinery")	75,000
El Dorado, Arkansas refinery (the "El Dorado refinery")	80,000
Big Spring, Texas refinery (the "Big Spring refinery")	73,000
Krotz Springs, Louisiana refinery (the "Krotz Springs refinery")	74,000
Other Refinery Operations/Assets:
Renewables facilities	approximately 40 million gallons of annual biodiesel production capacity across three facilities located in Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi
Bakersfield, California refinery assets	non-operating
Primary Distribution Channels:
Tyler refinery	majority of production is distributed through a refined products terminal located at the refinery that is owned and operated by our logistics segment to supply the local market in the east Texas area
El Dorado refinery
majority of production is shipped into the Enterprise Pipeline System and our logistics segment's El Dorado Pipeline system to supply a combination of pipeline bulk sales and wholesale rack sales at terminal locations along the pipeline in Louisiana, Arkansas, Tennessee, Missouri and Indiana

Big Spring refinery
signification portion of production is distributed across the refinery truck terminal into local markets and by pipeline through various terminals to supply Delek or Alon branded retail sites focused on Central and West Texas, Oklahoma, New Mexico and Arizona

Krotz Springs refinery	majority of production is distributed through pipeline and barge bulk sales and wholesale rack sales at terminals located on the Colonial Pipeline system in the southeastern United States

Logistics Segment
Primary Operations:
owns and operates crude oil and refined products logistics and marketing assets for the use in providing logistics and marketing services to customers; the primary customer is Delek and inter-company revenues and costs are eliminated in consolidation

Fee-Based Revenue Sources:
gathering, transporting and storing crude oil and for marketing, distributing, transporting and storing intermediate and refined products in select regions of the southeastern United States and West Texas for both our refining segment and third parties

Other Revenue Sources:	sales of wholesale products in the West Texas market
Owned or Leased Pipeline Capacities (in approximate miles):
Crude oil transportation pipelines	400
Refined product pipelines	450
Crude oil gathering system (1)	700
Other Logistics Assets/Facilities:
Gathering system crude oil capacity, intermediate and refined products storage tanks	9.9 million barrels of active shell capacity
Other storage tanks	various other storage tanks located at our terminals
Terminals	operates ten light product distribution terminals located in Tennessee, Texas, Oklahoma and Arkansas
Joint venture investments	strategic investments in pipelines/pipeline systems servicing various areas including the Permian Basin
(1) In addition to the 700-mile crude oil gathering system, our logistics segment is also managing construction of the approximately 250-mile gathering system in the Permian Basin connecting to our Big Spring, Texas terminal and will operate the gathering system as it is completed. As of December 31, 2019, approximately 177 miles of the gathering system were completed and operational. See further discussion in our 'Recent Strategic Developments' section below.

8 |

Business and Properties

.

Retail Segment
Number of Stores at December 31, 2019 (owned and leased):	252
Geographic Areas Served:	Central and West Texas and New Mexico
Branding:	Delek (under "DK") and Alon branding on certain locations which will continue to increase as we re-brand existing 7-Eleven locations (1)
Fuel Offerings at Retail Locations:	various grades of gasoline and diesel under the DK or Alon brand name, primarily sourced by our Big Spring refinery
Merchandise Offerings at Convenience Store Retail Locations:	food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders
(1) In November 2018, we terminated a license agreement with 7-Eleven, Inc. and must remove all 7-Eleven branding on a store-by-store basis by December 31, 2021. Merchandise at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed at each convenience store site. As of December 31, 2019, we had removed the 7-Eleven brand name at 57 of our store locations.

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
Significant Acquisitions
Effective July 1, 2017, we acquired all of the outstanding stock of Alon (the "Delek/Alon Merger"). See further discussion in Note 3 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The Delek/Alon Merger continues to have a significant impact on our revenue and profitability as well as earnings per share, our net asset position, our purchasing position in the marketplace, our footprint in the refining industry, especially in the Gulf Coast Region and Permian Basin, and our ability to secure financing.
Below is a tabular summary of our significant acquisitions over the last five years, including the Delek/Alon Merger:

Date	Acquired Company/Assets	Acquired From	Approximate Purchase Price(1)

May 2015	Purchased 48% of the outstanding common stock of Alon.	Alon Israel Oil Company, Ltd.	$575.8 million
July 2017	Purchased the remaining approximately 53% ownership in Alon that Delek did not already own, in an all-stock transaction.	Shareholders of Alon USA Energy, Inc.	$530.7 million
February 2018	Purchased the remaining 18.4% ownership in the Alon Partnership that Delek did not already own, in an all-equity transaction.	LP unit holders of Alon USA Partners, LP	$184.7 million
May 2019	Acquired a 33% membership interest in Red River Pipeline Joint Venture.	Plains Pipeline, L.P.	$124.7 million
July 2019	Acquired a 15% membership interest in Wink to Webster ("WWP"), Joint Venture.	Wink to Webster Pipeline LLC	$145.6 million

(1)
Includes amounts paid through the date of this Annual Report on Form 10-K, excluding transaction costs. Excludes future commitments on the WWP Joint Venture, where total capital investments are expected to be $340 million to $380 million by the time construction of the pipeline is completed.

9 |

Business and Properties

Significant Dispositions
California Discontinued Entities
During the third quarter 2017, we committed to a plan to sell certain assets associated with our Paramount and Long Beach, California refineries and Alon's California renewable fuels facility, which were originally acquired as part of the Delek/Alon Merger.
On March 16, 2018, Delek sold to World Energy, LLC ("World Energy") (i) all of Delek’s membership interests in the California renewable fuels facility ("AltAir") (ii) certain refining assets and other related assets located in Paramount, California and (iii) certain associated tank farm and pipeline assets and other related assets located in California. The sale involved initial proceeds due at closing, a subsequent working capital settlement as well as contingent proceeds for Delek's pro rata portion of any biodiesel tax credits ("BTC") relating to AltAir activities in 2018 earned through the sale date in connection with the re-enactment of the 2018 BTC that occurred in December 2019, and other final adjustments on retained contingent liabilities. After the resolution of contingencies in 2019, total proceeds were $93.3 million and we recognized a $33.3 million loss on the sale (pre-tax), $41.4 million (pre-tax) of which we recognized in 2018. See further discussion in Note 8 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K).
The transaction to dispose of certain assets and liabilities associated with our Long Beach, California refinery to Bridge Point Long Beach, LLC closed July 17, 2018 resulting in initial cash proceeds of approximately $14.5 million, net of expenses, and resulting in a gain on sale of discontinued operations of approximately $1.4 million during the third quarter of 2018. In 2019, we settled remaining contingencies resulting in a gain on sale of discontinued operations of approximately $1.9 million net of tax. See further discussion in Note 8 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Asphalt Terminals
On May 21, 2018, we sold certain assets and operations of four asphalt terminals located in Bakersfield, Mojave and Elk Grove, California and Phoenix, Arizona, as well as our 50% equity interest in the Paramount-Nevada Asphalt Company, LLC joint venture that operated an asphalt terminal located in Fernley, Nevada, to an affiliate of Andeavor (prior to its acquisition by Marathon Petroleum). As a result of this transaction, we received net proceeds of approximately $110.8 million, inclusive of the $75.0 million base proceeds as well as certain preliminary working capital adjustments. See further discussion in Note 8 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Recent Strategic Developments
Midstream Investments
Since the Delek/Alon Merger, we have focused efforts on developing a 250-mile gathering system in the Permian Basin with existing connectivity to our Big Spring, Texas refinery as well as a third party pipeline system accessing Colorado City and future direct connectivity to Midland. This gathering system provides Delek with access to crude directly from wellheads which we expect to provide improvement in refining performance and cost structure while also providing a foundation for building a new midstream income source. As of December 31, 2019, approximately 177 miles of the gathering system were completed and operational.
Additionally, in 2019, we made strategic midstream investments in pipeline joint ventures. In May 2019, Delek Logistics, acquired a 33% membership interest in Red River Pipeline Company LLC (the "Red River Pipeline Joint Venture") with Plains Pipeline, L.P. (“Plains”). The Red River Pipeline Joint Venture is proceeding with an expansion project to increase the capacity of the pipeline from 150,000 barrels per day to 235,000 barrels per day. Additionally, in July 2019, we acquired a 15% ownership interest in Wink to Webster Pipeline LLC (the "WWP Joint Venture"). The WWP Joint Venture intends to construct and operate a crude oil pipeline system from Wink, Texas to Webster, Texas along with certain pipelines from Webster, Texas to other destinations in the Texas Gulf Coast area that are expected to span approximately 650 miles at completion (expected to be completed by 2022).
Retail Optimization and Rebranding
In our retail segment, we are actively implementing strategic initiatives to reduce our reliance on external brands and to optimize the performance of our portfolio of stores. We have rolled out our own branding initiatives which we will optimize in our current geographic areas as well as emerging markets. As a part of these efforts, we elected to terminate the 7-Eleven licensing agreement (as discussed above) with the intention to re-brand these stores with our own brand to capitalize on and build our brand recognition in the applicable regions. Additionally, we sold 15 under-performing or non-strategic store locations during 2018 and 30 stores during 2019. While the proceeds and resultant gains on sale of such related assets were not significant to our financial results, removing these stores from our portfolio enables us to better focus our retail management and operational efforts on individual store performance, strategic optimization and growth opportunities which may include not only rebranding but possibly also expansion initiatives.
Other Strategic Developments
In addition to those described above, we entered into several other strategic transactions in order to improve our financial position or enhance shareholder value. See further discussion regarding our specific Strategic Goals and Recent Developments in the 'Executive Summary and Strategic Overview' section located in Item 7, Management's Discussion and Analysis, of this Annual Report on Form 10-K.

10 |

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
Our refining segment also includes three biodiesel facilities we own and operate that are engaged in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi.
Refining System Feedstock Purchases
We purchase more crude oil than our refineries process, generally through a combination of long-term acreage dedication agreements and short-term crude oil purchase agreements. This provides us with the opportunity to optimize the supply cost to the refineries while also maximizing the value of the volumes purchased directly from oil producers. The majority of the crude oil we purchase is sourced from inland domestic sources, primarily in areas of Texas, Arkansas, and Louisiana, although we can also purchase crude delivered via rail from other regions, including Oklahoma and Canada. Existing agreements with third-party pipelines and Delek Logistics allow us to deliver approximately 205,000 barrels per day of crude oil from West Texas directly to our refineries. Typically, approximately 260,000 barrels per day of the crude oil we deliver to our four operating refineries is priced as a differential to the price of West Texas Intermediate (“WTI”) crude oil. In most cases, the differential is established in the month prior to the month in which the crude oil is delivered to the refineries for processing.
Refining System Production Slate
Our refining system processes a combination of light sweet and medium sour crude oil, which, when refined, results in a product mix consisting principally of higher-value transportation fuels such as gasoline, distillate and jet fuel. A lesser portion of our overall production consists of residual products, including paving asphalt, roofing flux and other products with industrial applications.
Refined Product Sales and Distribution
Our refineries sell products on a wholesale and branded basis to inter-company and third-party customers located in Texas, Oklahoma, New Mexico, Arizona, Arkansas, Tennessee and the Ohio River Valley, including Gulf Coast markets and areas along the Enterprise Pipeline System and the Colonial Pipeline System, through terminals and exchanges.
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

11 |

Business and Properties

Tyler Refinery
Our Tyler refinery has a nameplate crude throughput capacity of 75,000 bpd. The refinery site consists of approximately 600 contiguous acres of land that we own in Tyler, Texas and adjacent areas, of which the main plant and associated tank farms adjacent to the refinery sit on approximately 100 acres.
The Tyler refinery is designed to process mainly light, sweet crude oil, which is typically a higher quality of crude than heavier sour crude. The Tyler refinery has access to crude oil pipeline systems that allow us access to east Texas, West Texas and, to a limited extent, Gulf of Mexico and foreign crude oil. Most of the crude supplied to the Tyler refinery is delivered by third-party pipelines and through pipelines owned by our logistics segment.
The charts below set forth information concerning crude oil received based on purchases at the Tyler refinery for the years ended December 31, 2019, 2018 and 2017:

Major processes at our Tyler refinery include crude distillation, vacuum distillation, naphtha reforming, naphtha and diesel hydrotreating, fluid catalytic cracking, alkylation, and delayed coking. The Tyler refinery has a Complexity Index of 8.7.

12 |

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

13 |

Business and Properties

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
The charts below set forth information concerning crude oil received at the El Dorado refinery for the years ended December 31, 2019, 2018 and 2017:

Major processes at our El Dorado refinery include crude distillation, vacuum distillation, naphtha isomerization and reforming, naphtha and diesel hydrotreating, gas oil hydrotreating, fluid catalytic cracking and alkylation. The El Dorado refinery has a Complexity Index of 10.2.

14 |

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
The chart below sets forth information concerning the El Dorado refinery's production slate:

Products manufactured at the El Dorado refinery are sold to wholesalers and retailers through spot sales, commercial sales contracts and exchange agreements in markets in Arkansas, Memphis, Tennessee and north into the Ohio River Valley region as well as in Mexico. The El Dorado refinery connection via the logistics segment to the Enterprise Pipeline System is a key means of product distribution for the refinery, because it provides access to third-party terminals in multiple Mid-Continent markets located adjacent to the system, including Shreveport, Louisiana, North Little Rock, Arkansas, Memphis, Tennessee, and Cape Girardeau, Missouri. The El Dorado refinery also supplies products to these markets through product exchanges on the Colonial Pipeline.
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

15 |

Business and Properties

Big Spring Refinery
Our Big Spring refinery has a nameplate crude throughput capacity of 73,000 bpd and is located on 1,306 acres of land that we own in the Permian Basin in West Texas. The main plant and associated tank farms adjacent to the refinery sit on approximately 330 acres. It is the closest refinery to Midland, Texas ("Midland"), which allows us to efficiently source West Texas Sour ("WTS") and WTI Midland crude. Additionally, the Big Spring refinery has the ability to source locally-trucked crude as well as crude locally gathered from our own developing gathering system, which enables us to better control quality and eliminate the cost of transporting the crude supply from Midland.
The Big Spring refinery is designed to process a variety of crude, ranging from light sweet to medium sour, with the flexibility to convert its production to one or the other based on market pricing conditions. Our Big Spring refinery receives WTS and WTI crude by truck from local gathering systems and regional common carrier pipelines. Other feedstocks, including butane, isobutane and asphalt blending components, are delivered by truck and railcar. A majority of the natural gas we use to run the refinery is delivered by a pipeline in which we own a majority interest.
The charts below set forth information concerning crude oil received at the Big Spring refinery for the years ended December 31, 2019, 2018 and the six months ended December 31, 2017 (the period since the Delek/Alon Merger):

Major processes at our Big Spring refinery include crude distillation, vacuum distillation, naphtha reforming, naphtha and diesel hydrotreating, aromatic extraction, propane de-asphalting, fluid catalytic cracking, and alkylation. The Big Spring refinery has a Complexity Index of 10.5.

16 |

Business and Properties

The chart below sets forth information concerning the throughput at the Big Spring refinery for the years ended December 31, 2019, 2018 and the six months ended December 31, 2017 (the period since the Delek/Alon Merger):

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
The chart below sets forth information concerning the Big Spring refinery's production slate for the year ended December 31, 2019, 2018 and the six months ended December 31, 2017 (the period since the Delek/Alon Merger):

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

17 |

Business and Properties

Krotz Springs Refinery
Our Krotz Springs refinery has a nameplate crude throughput capacity of 74,000 bpd, and is located on 381 acres of land that we own on the Atchafalaya River in central Louisiana. The main plant and associated tank farms adjacent to the refinery sit on approximately 250 acres. This location provides access to crude from barge, pipeline, railcar and truck. This combination of logistics assets provides us with diversified access to locally-sourced, domestic and foreign crude.
The Krotz Springs refinery is designed mainly to process light sweet crude oil. We are capable of receiving WTI Midland, Louisiana Light Sweet (“LLS”), Heavy Louisiana Sweet (“HLS”) and foreign crude from the EMPCo Northline System (the "Northline System") and the Crimson Pipeline. The Northline System delivers LLS, HLS and foreign crude oil from the St. James, Louisiana, crude oil terminalling complex. The Crimson Pipeline connects the Krotz Spring refinery to the Baton Rouge, Louisiana area. Additionally, the Krotz Springs refinery has the ability to receive crude oil sourced from West Texas. WTI crude oil is transported through the Energy Transfer Amdel pipeline to the Nederland terminal located near the Gulf Coast and from there is transported to the Krotz Springs refinery by barge via the Intracoastal Canal and the Atchafalaya River. The Energy Transfer Amdel pipeline agreement will terminate at the end of February 2020. The Krotz Springs refinery also receives approximately 20% of its crude by barge and truck from inland Louisiana and Mississippi and other locations.
The charts below set forth information concerning crude oil received at the Krotz Springs refinery for the years ended December 31, 2019, 2018 and the six months ended December 31, 2017 (the period since the Delek/Alon Merger):

18 |

Business and Properties

Major processes at the Krotz Springs refinery include crude distillation, vacuum distillation, naphtha hydrotreating, naphtha isomerization and reforming, and gas oil/residual catalytic cracking to minimize low quality black oil production and to produce higher light product yields. The Krotz Springs refinery has a Complexity Index of 8.8. Additionally, in April 2019, the Krotz Springs refinery completed construction of an alkylation unit with anticipated 6,000-bpd capacity that is designed to combine isobutane and butylene into alkylate and enable multiple grades of gasoline to be produced, including premium octane gasoline.
The chart below sets forth information concerning the throughput at the Krotz Springs refinery for the years ended December 31, 2019, 2018 and the six months ended December 31, 2017 (the period since the Delek/Alon Merger):

The Krotz Springs refinery produces CBOB 84 grade gasoline as well as high sulfur diesel, light cycle oil, jet fuel, petrochemical feedstocks, LPG and slurry oil. The Krotz Springs refinery produces low-sulfur gasoline, pursuant to the current EPA clean fuels standards.
The chart below sets forth information concerning the Krotz Springs refinery's production slate for the years ended December 31, 2019, 2018 and the six months ended December 31, 2017 (the period since the Delek/Alon Merger):

The Krotz Springs refinery markets transportation fuel substantially through bulk sales and exchange channels. These bulk sales and exchange arrangements are entered into with various oil companies and trading companies and are transported to markets on the Mississippi River and the Atchafalaya River as well as to the Colonial Pipeline.
For our Krotz Springs refinery, we compare our per barrel refined product margin to the Gulf Coast 2-1-1 high sulfur diesel crack spread, which is the approximate refined product margin calculated assuming that one barrel of LLS crude oil is converted into one-half barrel of Gulf Coast conventional gasoline and one-half barrel of Gulf Coast high sulfur diesel. The Krotz Springs refinery has the capability to process substantial volumes of sweet crude oil to produce a high percentage of refined light products.

19 |

Business and Properties

Logistics Segment
Overview
Our logistics segment consists of Delek Logistics, a publicly-traded master limited partnership, and its subsidiaries. Our consolidated financial statements include its consolidated financial results. As of December 31, 2019, we owned a 61.4% limited partner interest in Delek Logistics, and a 94.6% interest in Delek Logistics GP, which owns both the entire 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek Logistics is a variable interest entity as defined under United States generally accepted accounting principles ("GAAP"). Intercompany transactions with Delek Logistics and its subsidiaries are eliminated in our consolidated financial statements.

Our logistics segment generates revenue and contribution margin, which we define as net sales less cost of materials and other and operating expenses, by charging fees for gathering, transporting, offloading and storing crude oil; for storing intermediate products and feedstocks; for distributing, transporting and storing refined products; and for wholesale marketing. A substantial majority of the logistics segment's existing assets are both integral to and dependent on the successful operation of our refining segment's assets, as the logistics segment gathers, transports and stores crude oil, and markets, distributes, transports and stores refined products in select regions of the southeastern United States and east Texas primarily in support of the Tyler and El Dorado refineries, and in Central and West Texas and New Mexico, primarily in support of the Big Spring refinery. In addition to intercompany services, the logistics segment also provides crude oil, intermediate and refined products transportation services for, and terminalling and marketing services to, third parties primarily in Texas, New Mexico, Tennessee and Arkansas.
The following provides an overview of our logistics segment assets and operations:

Cushing
Hewitt
RED RIVER
Nashville
Brentwood
Knoxville
Memphis
Little Rock
GATHERING SYSTEM
El Dorado
Magnolia
AR
LA
Big Spring
Colorado City
Abilene
Fort Worth
Dallas
Shreveport
CADDO
Tyler
Longview
Monroe
RIO
Midland
Rio State Line Terminal
Waco
PALINE PIPELINE
Krotz Spring
New Orleans
Beaumont
EAST TEXAS LOGISTICS SYSTEM
Greenville
Mt. Pleasant
Big Sandy
Kilgore
Henderson
PALINE
DELEK LOGISTICS (DKL)
Product Terminal
Product Tank Farm
Product Pipeline
Product Pipeline
Corporate Headquarters
Crude Tank Farm
Crude Pipeline
Joint Venture Crude Pipeline
THIRD-PARTY ASSETS
Enterprise Pipeline (Product)
Delek US Refinery
Product Terminal

20 |

Business and Properties

The logistics segment network includes the following locations/properties:

Terminal Locations	Pipelines (owned or leased)	Storage Tanks Locations
Tennessee	Louisiana and Arkansas	Tennessee
Nashville	SALA Gathering System	Nashville
Memphis	El Dorado Pipeline System	Memphis
Texas	Magnolia Pipeline System	Arkansas
Tyler	Tennessee	North Little Rock
Big Sandy	Memphis Pipeline	El Dorado
San Angelo	Texas	Texas
Abilene	Paline Pipeline System	Tyler
Mount Pleasant	McMurrey Pipeline System	Greenville
Arkansas	Nettleton Pipeline	Big Sandy
North Little Rock	Tyler-Big Sandy Product Pipeline	Big Spring
El Dorado	Greenville-Mount Pleasant Pipeline	San Angelo
Oklahoma	Big Spring Pipeline (and adjacent pipelines)	Abilene
Duncan	Talco Pipeline	Mount Pleasant

All of the above properties/assets are located on real property owned by Delek and its subsidiaries. Additionally, all of the pipeline systems set forth above run across fee owned land, leased land, easements and rights-of-way. The logistics segment also owns a fleet of trucks and trailers used to transport crude oil, asphalt and other hydrocarbon products.
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
Logistics Segment - Pipelines and Transportation
The logistics segment's pipelines and transportation business owns or leases capacity on approximately 400 miles of operable crude oil transportation pipelines, approximately 450 miles of refined product pipelines, an approximately 700-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 9.9 million barrels of active shell capacity. These assets are primarily divided into the following operating systems:

•	the El Dorado Pipeline System, which transports crude oil to, and refined products from the El Dorado Pipeline System;

•	the SALA Gathering System, which gathers and transports crude oil production in southern Arkansas and northern Louisiana, primarily for the El Dorado refinery;

•	the Paline Pipeline System, which primarily transports crude oil from Longview, Texas to third-party facilities in Nederland, Texas;

•	the East Texas Crude Logistics System, which currently transports a portion of the crude oil delivered to the Tyler refinery (the "East Texas Crude Logistics System");

•	the Tyler-Big Sandy Product Pipeline, which is a pipeline between the Tyler refinery and the Big Sandy Terminal;

•	the Tyler Tanks;

•	the El Dorado Tanks;

•	the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility;

•	the North Little Rock Tanks;

•	the El Dorado Rail Offloading Racks;

•	the Tyler Crude Tank;

•	the Talco Crude Pipeline;

•	the Memphis Pipeline;

•	the Big Spring Pipeline;

•	Big Spring Truck Unloading Station; and

•	Big Spring Tanks
In addition to these operating systems, the logistics segment owns or leases approximately 123 tractors and 174 trailers used to haul primarily crude oil and other products for related and third parties.

21 |

Business and Properties

Joint Ventures
The logistics segment owns a portion of three joint ventures (accounted for as equity method investments) that have logistics assets, which serve third parties and the refining segment. These assets include the following:

JV Name	Ownership Interest	Description
Andeavor Logistics	33%
Joint venture operates a 109-mile crude oil pipeline with a capacity of 120,000 bpd, that originates in north Loving County, Texas near the Texas-New Mexico border and terminates in Midland, Texas ("RIO Pipeline")

CP LLC	50%	Joint venture operates an 80-mile crude oil pipeline with a capacity of 80,000 bpd that originates in Longview, Texas, with destinations in the Shreveport, Louisiana area ("Caddo Pipeline")
Red River	33%
Joint venture operates a 16-inch crude oil pipeline between Cushing, Oklahoma and Longview, Texas with current capacity of 150,000 bpd and planned expansion to 235,000 bpd in 2020 ("Red River Pipeline")

Logistics Segment Supply Agreement
During the year ended December 31, 2017, Delek Logistics purchased petroleum products from Noble Petro, Inc. ("Noble Petro") pursuant to the terms of a supply contract with Noble Petro. Delek Logistics then marketed these petroleum products to third parties. As of January 1, 2018, these regular sales of product by Noble Petro concluded, as the supply contract expired in December 2017. Following expiration of the contract with Noble Petro, Delek Logistics purchased products from Delek and third parties at our Abilene and San Angelo terminals. To facilitate these purchases, Delek Logistics constructed a pipeline into our Abilene Terminal to receive product from the pipeline owned by Holly Energy Partners, L.P. (NYSE: HEP) through which Delek shipped product that was produced at the Big Spring Refinery. Delek Logistics is currently constructing a connection to a Magellan Midstream Partners, L.P. ("Magellan") pipeline that will allow Magellan to supply our Abilene and San Angelo terminals with product transported from the Gulf Coast. Delek Logistics also has active connections to the Magellan Orion Pipeline that enable us to ship product to our terminals and to acquire product from other shippers. Products purchased from Delek are generally based on daily market prices at the time of purchase limiting exposure to fluctuating prices. Products purchased from third parties are generally based on market prices at the time of purchase requiring price hedging risk management activities between the time of purchase and sale. Existing price risk hedging programs have been adjusted to correspond to the volume of product purchased from third parties.
Logistics Segment Operating Agreements With Delek
Delek Logistics has a number of long-term, fee-based commercial agreements with Delek and its subsidiaries that, among other things, establish fees for certain administrative and operational services provided by Delek and its subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial agreements for Delek Logistics to provide certain pipeline transportation, terminal throughput, finished product marketing and storage services to Delek. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek. The current terms for agreements effective in November 2012 extend through March 2024. In the case of the marketing agreement with Delek, the initial term has been extended through 2026. Each of these agreements requires Delek or a Delek subsidiary to pay for certain minimum volume commitments or certain minimum storage capacities. Delek Logistics also entered into an agreement to manage the construction of the 250-mile gathering system in the Permian Basin connecting to our Big Spring, Texas terminal and to operate the gathering system as it is completed. That agreement extends through December 2022.
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

22 |

Business and Properties

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
Logistics Segment Activity
The following table summarizes our activity in the wholesale marketing and terminalling portion of our logistics segment:

Wholesale Marketing and Terminalling
	Year Ended December 31,
	2019	2018	2017
Operating Information: Throughputs (average bpd)
West Texas marketing	11,075	13,323	13,817
Terminalling(1)	160,075	161,284	124,488
East Texas marketing	74,206	77,487	73,655
Big Spring marketing(2)	82,695	81,117	—

(1)	Consists of terminalling throughputs at our Tyler, Big Sandy and Mount Pleasant, Texas, El Dorado and North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals.

(2)
Throughputs for the year ended December 31, 2018 are for the 306 days we marketed certain finished products produced at or sold from the Big Spring Refinery following the execution of the Big Spring Marketing Agreement, effective March 1, 2018.

The following table summarizes our most significant activity in the pipelines and transportation portion of our logistics segment:

Pipelines and Transportation
	Year Ended December 31,
	2019	2018	2017
Operating Information: Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	42,918	51,992	59,362
Refined products pipelines to Enterprise Pipelines Systems	37,716	45,728	51,927
SALA Gathering System	21,869	16,571	15,871
East Texas Crude Logistics System	19,927	15,696	15,780

23 |

Business and Properties

Retail Segment
Overview
As a result of the Delek/Alon Merger on July 1, 2017 (and subsequent retail activities), Delek's retail segment includes the operations of owned and leased convenience store sites as described below:

Retail Segment Properties/Locations
Number of Merchandise and Fuel Stores (owned and leased) (1)	252
Number of Leased Locations (1)	118
Minimum Lease Payments Due 2020 (in millions) (1)	$6.9
Fuel Offerings	Various grades of gasoline and diesel under the DK or Alon brand names
Merchandise Offerings	Food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public
Convenience Store Branding (2)	Delek (under "DK") and Alon branding on certain locations which will continue to increase as we re-brand existing 7-Eleven locations
Locations	Central and West Texas and New Mexico
(1) As of December 31, 2019.

(2)	In November 2018, we terminated a license agreement with 7-Eleven, Inc. and must remove all 7-Eleven branding on a store-by-store basis by December 31, 2021. See further discussion below.

We believe that we have established strong market presence in the major retail markets in which we operate. Our retail strategy employs localized marketing tactics that account for the unique demographic characteristics of each region that we serve. We introduce customized product offerings and promotional strategies to address the unique tastes and preferences of our customers on a market-by-market basis. Furthermore, we are actively implementing strategic initiatives to optimize our performance across our retail stores and reduce our reliance on external brand recognition, while developing and optimizing the use of our own brands and evaluating retail opportunities in current and emerging geographic and strategic markets. As a result of these efforts, in November 2018, we terminated a license agreement with 7-Eleven, Inc. and the terms of such termination require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2021. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the termination. As of December 31, 2019, we had removed the 7-Eleven brand name at 57 of our store locations. Additionally, we closed 15 under-performing or non-strategic store locations during 2018 and 30 stores during 2019.
Fuel Operations
For the year ended December 31, 2019 fuel revenues were 62.6% of total net sales for our retail segment.
The following table highlights certain information regarding our fuel operations for the years ended December 31, 2019, 2018 and the six months ended December 31, 2017 (the period since the Delek/Alon Merger):

Fuel Operations
	Year Ended December 31, 2019	Year ended December 31, 2018	Period from July 1, 2017 through December 31, 2017
Number of fuel stores (end of period)	247	271	293
Average number of fuel stores (during period)	259	271	293
Total fuel revenue (in thousands)	$524,866	$571,596	$251,781
Retail fuel revenues (thousands of gallons)	214,094	217,118	107,599
Average retail gallons per store (based on average number of stores) (thousands of gallons)	827	801	367
Retail fuel margin ($ per gallon)	$0.28	$0.24	$0.19

Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to recent published commodity pricing information.

24 |

Business and Properties

Merchandise Operations
For the year ended December 31, 2019, our merchandise revenues were 37.4% of total net sales for our retail segment.
The following table highlights certain information regarding our merchandise operations for the years ended December 31, 2019, 2018 and the six months ended December 31, 2017 (the period since the Delek/Alon Merger):

Merchandise Operations
	Year Ended December 31, 2019	Year ended December 31, 2018	Period from July 1, 2017 through December 31, 2017
Number of merchandise stores (end of period)	252	279	302
Average number of merchandise stores (during period)	266	295	302
Merchandise margin percentage	30.8%	30.9%	30.7%
Total merchandise revenues (in thousands)	$313,100	$339,000	$174,600
Average merchandise sales per store (in thousands)	$1,177	$1,149	$578

Retail Segment Seasonality
Demand for gasoline and convenience merchandise is generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic. As a result, the operating results of our retail segment are generally lower for the first quarter of the calendar year. Weather conditions in our operating area also have a significant effect on our operating results. Customers are more likely to purchase higher profit margin items at our retail fuel and convenience stores, such as fast foods, fountain drinks and other beverages, as well as additional gasoline, during the spring and summer months.
Retail Segment Competition
The retail fuel and convenience store business is highly competitive. We compete on a store-by-store basis with other independent convenience store chains, independent owner-operators, major petroleum companies, supermarkets, drug stores, discount stores, club stores, mass merchants, fast food operations and other retail outlets. Major competitive factors affecting us include location, ease of access, pricing, timely deliveries, product and service selections, customer service, fuel brands, store appearance, cleanliness and safety. We believe we are able to compete effectively in the markets in which we operate because our geographic concentration allows us to improve buying power with our vendors. Our retail segment strategy centers on operating a high concentration of sites in a similar geographic region to promote operational efficiencies. Finally, we believe that leveraging the integration between our retail and refining segments provides advantageous fuel supply to our retail stores. Our major retail competitors include Chevron, Murphy USA, Sunoco LP (Stripes® brand), Alimentation Couche-Tard Inc. (Circle K® brand and CST brand), Marathon Petroleum and various other independent operators.

25 |

Information Technology
In 2019, we continued our efforts to improve several areas of information technology ("IT"), including infrastructure, security and enterprise software systems. Much of the effort was dictated by merger and acquisition activity. We also worked to improve our business continuity to reduce both Recovery Time Objectives and Recovery Point Objectives. In addition, significant steps were made to consolidate and move toward a consistent, scalable IT reference architecture. We have continued to enhance our cybersecurity posture within both of our IT and Operating Technology and Control Network environments. These efforts, coupled with actions to reduce the number and complexity of systems, are expected to enable growth, maximize our IT investment, and improve our overall security posture. Also in 2019, we began development of an Enterprise Information Management and Master Data Governance vision, intended to increase the efficiency, security, and effectiveness of our data use as a company. Additionally, we continued to leverage our retail experience to improve data assurance and compliance with Payment Card Industry requirements, while adding new functionality to support enhanced store performance reporting and use of advanced retail technologies. Finally, we continued to consistently evaluate and improve the confidentiality, integrity, and availability of our information and technology assets.
Governmental Regulation and Environmental Matters
Rate Regulation of Petroleum Pipelines
The rates and terms and conditions of service on certain of our pipelines are subject to regulation by the Federal Energy Regulatory Commission ("FERC"), under the Interstate Commerce Act (the “ICA”), and by the state regulatory commissions in the states in which we transport crude oil, intermediate and refined products. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate authorities. We also comply with the reporting requirements for these pipelines. Some of our other pipeline systems have received a waiver from application of the FERC's tariff requirements, but comply with other applicable regulatory requirements
The FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA, and its implementing regulations, require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil, intermediate and refined products in interstate commerce (collectively referred to as “petroleum pipelines”), be just and reasonable and non-discriminatory, and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Our tariff rates are typically contractually subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index, the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
Environmental Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by various agencies, including the EPA, the United States Department of Transportation (the "DOT"), and the Occupational Safety and Health Administration ("OSHA"), as well as numerous state, regional and local environmental, safety and pipeline agencies.
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
These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters, which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of, transported, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted, or may result in, changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations. We anticipate that compliance with environmental, health and safety regulations will require us to spend approximately $64.5 million and $52.4 million in capital costs in 2020 and 2021, respectively. These estimates do not include amounts related to capital investments that management has deemed to be strategic investments. These amounts could materially change as a result of governmental and regulatory actions.
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

26 |

Business and Properties

The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of our ordinary operations, our various businesses generate waste, some of which falls within the statutory definition of a hazardous substance and some of which may have been disposed of at sites that may require future cleanup under Superfund. At this time, our El Dorado refinery has been named as a minor potentially responsible party at one Superfund site, for which we believe future costs will not be material.
As of December 31, 2019, we have recorded an environmental liability of approximately $146.1 million, primarily related to the estimated probable costs of remediating, or otherwise addressing, certain environmental issues of a non-capital nature at the Tyler, El Dorado, Big Spring, Krotz Springs and California refineries as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the refineries and terminals prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions.
Approximately $8.2 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in additional remediation liabilities.
Our operations are subject to certain requirements of the Federal Clean Air Act (“CAA”), as well as related state and local laws and regulations governing air emission. Certain CAA regulatory programs applicable to our refineries, terminals and other operations require capital expenditures for the installation of air pollution control devices, operational procedures to minimize emissions and monitoring and reporting of emissions. A consent decree was entered in the United States District Court for the Northern District of Texas in June 2019 resolving alleged historical violations of the CAA at our Big Spring refinery. In addition to a civil penalty of $0.5 million that we paid in June 2019, the Company will be required to expend capital for pollution control equipment that may be significant over the next 10 years.
In 2015, EPA finalized reductions in the National Ambient Air Quality Standard ("NAAQS") for ozone, from 75 ppb to 70 ppb. Our Tyler refinery is located in an area that had the potential to be reclassified as non-attainment with the new standard. However, this area has not been classified as non-attainment with the new standard, so we do not anticipate an impact at our Tyler refinery. If air quality near our facilities worsens in the future, it is possible that these area(s) could be reclassified as non-attainment for the new ozone standard which could require Delek to install additional air pollution control equipment for ozone forming emissions in the future. Additionally, the new standard could change the formulation of gasoline we make for use in some areas. We do not believe such capital expenditures, or the changes in our operation, will result in a material adverse effect on our business, financial condition or results of operations.
On December 1, 2015, the EPA published final rules under the Risk and Technology Review provisions of the Clean Air Act to further regulate refinery air emissions through additional New Source Performance Standard ("NSPS") and Maximum Achievable Control Technology requirements (the “Refinery Sector Rules”). Subsequent amendments and clarifications to the rule have been published by the EPA. Refineries have up to three years from the effective date of the final rule to come into compliance with certain requirements of the rule, while other aspects of the rule require compliance to be achieved at an earlier date. Additionally, the new rules will require changes to the way we operate, shut-down, start-up and maintain some process units. These rules also require that we monitor property line benzene concentrations beginning in January 2018 and provide the results to the EPA quarterly, which will make the results available to the public beginning in 2019. Even though the concentrations are not expected to exceed regulatory or health-based standards, the availability of such data may increase the likelihood of lawsuits against our refineries by the local public or organized public interest groups. We have obtained 1-year compliance extensions to certain provisions of the rule. These rules require capital expenditures for additional controls at our refineries’ relief systems, flares, tanks, other sources at our refineries, and a coker located at the Tyler refinery. Most of the capital cost needed to comply with these new rules has already been spent. We do not anticipate that any additional capital costs or future operating costs will be material, and do not believe compliance will affect our production capacities or have a material adverse effect upon our business, financial condition or results of operations. We expect to meet all deadlines (as extended) for compliance.
On December 19, 2019, the EPA finalized the renewable fuel obligation for 2020 at 11.56%. The required ethanol volumes exceed the 10% ethanol “blendwall”, requiring increased usage of higher ethanol blends such as E15 and E85. We are unable to blend sufficient quantities of ethanol and biodiesel to meet our renewable fuel obligations and have to purchase RINs, primarily for our El Dorado and Krotz Springs refineries. In early 2017, the EPA granted hardship waiver petitions for the El Dorado and Krotz Springs refineries exempting them from the requirements of the renewable fuel standard ("RIN Waivers") for the 2016 calendar year. In March 2018, the El Dorado and Krotz Springs refineries both received approval from the EPA for RIN Waivers for the 2017 calendar year. During the first quarter 2019, the Tyler and Big Spring refineries received RIN Waivers for the 2017 calendar year, which had an immaterial impact on our results of operations. During the third quarter of 2019, the Tyler, El Dorado and Krotz Springs refineries received approval from the EPA for RIN Waivers for the 2018 calendar year.
The EPA issued final rules for gasoline formulation that required the reduction of annual average benzene content by July 1, 2012. In the past, it has been necessary for us to purchase credits to fully comply with these content requirements for the Tyler refinery. However, with the addition of the Big Spring and Krotz Springs refineries, we believe we will self-generate most, if not all, credits that are required.
The EPA finalized Tier 3 gasoline sulfur standards in March 2014. The final Tier 3 rule required a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm while retaining the maximum per-gallon sulfur content of 80 ppm. Refineries were required to comply with the 10 ppm

27 |

Business and Properties

sulfur standard by January 1, 2017, but the final rule provided a three-year waiver period, to January 1, 2020, for small volume refineries that processed less than 75,000 barrels per day of crude oil in 2012. In April 2016, EPA issued a revised rule requiring small volume refineries that increase their annual average crude oil processing above the 75,000 barrel per day level to comply with the Tier 3 requirements within 30 months from the time that processing level was exceeded. We have not exceeded the 75,000 barrel per day crude oil processing level at any of our refineries during this period, and all of our refineries met the criteria for the waiver for its full duration. We have spent $12.0 million through the end of 2019 in order to comply with the Tier 3 regulations by January 1, 2020. Compliance is not expected to have a material adverse effect on our business, financial condition, or results of operations.
Our operations are also subject to the Federal Clean Water Act (“CWA”), the Oil Pollution Act of 1990 (“OPA-90”) and comparable state and local requirements. The CWA, and similar laws, prohibit any discharge into surface waters, ground waters, injection wells and publicly-owned treatment works, except as allowed by pre-treatment permits and National Pollutant Discharge Elimination System (“NPDES”) permits issued by federal, state and local governmental agencies. The OPA-90 prohibits the discharge of oil into "Waters of the U.S." and requires that affected facilities have plans in place to respond to spills and other discharges. The CWA also regulates filling or discharges to wetlands and other "Waters of the U.S." In 2015, the EPA, in conjunction with the Army Corps of Engineers, issued a final rule expanding the definition of “Waters of the U.S.” The rule, which was subject to litigation, and judicial stays, was repealed in December 2019 and the EPA and the Army Corps of Engineers have published a proposed rule containing an alternative definition of “Waters of the U.S.” that is intended to increase predictability and consistency and generally adopts a narrower definition than the 2015 rule. However, legal challenges continue and the ultimate resolution is uncertain at this time. To the extent a final rule expands the scope of the CWA’s jurisdiction, we could face increased operating costs or other impediments that could alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations.
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
The Pipeline and Hazardous Materials Safety Administration ("PHMSA") of the DOT regulates the design, construction, testing, operation, maintenance, reporting and emergency response of crude oil, petroleum product and other hazardous liquids pipelines and other facilities, including certain tank facilities used in the transportation of such liquids. These requirements are complex, subject to change and, in certain cases, can be costly to comply with. We believe our operations are in substantial compliance with these regulations, but we cannot be certain that substantial expenditures will not be required to remain in compliance. Moreover, certain of these rules are difficult to insure adequately, and we cannot assure that we will have adequate insurance to address costs and damages from any noncompliance.
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
We have experienced several crude oil releases from pipelines owned by our logistics segment, including, but not limited to, a release at Magnolia Station in March 2013 (the "Magnolia Release"), a release near Fouke, Arkansas in April 2015 and a release near Woodville, Texas in January 2016. On November 8, 2019, a consent decree (the "Magnolia Consent Decree") was entered in the United States District Court for the Western District of Arkansas to settle a civil action filed by the DOJ and the State of Arkansas against two of Delek Logistics’ wholly-owned subsidiaries related to the Magnolia Release. Under the Magnolia Consent Decree, final payments were made to the State of Arkansas in the amount of $0.6 million and to the DOJ in the amount of $1.7 million, which amounts include interest.
On October 3, 2019, a release of diesel fuel involving one of our pipelines occurred near Sulphur Springs, Texas (the "Sulphur Springs Release"). Cleanup operations and site maintenance and remediation on this release have been substantially completed and costs related to the release

28 |

Business and Properties

totaled $7.1 million as of December 31, 2019. Ground water wells for monitoring activities are expected to be installed in February 2020. We expect the monitoring period will last for at least a year. As of the date of this filing, we have not received notification that any legal action with respect to fines and penalties will be pursued by the regulatory agencies.
Working Capital
We fund our business operations through cash generated from our operating activities, borrowings under our debt facilities and periodic issuances of equity and debt securities. For additional information, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
Employees
As of December 31, 2019, we had approximately 3,814 employees, of whom 1,299 were employed in our refining segment, 197 were employed by Delek for the benefit of our logistics segment, 1,707 were employed in our retail segment and 587 were employed at our corporate office. Approximately 3,600 of our employees are employed on a full-time basis. Approximately, 550 of our employees are covered by collective bargaining agreements having various expiration dates between 2021 and 2022. We consider our relations with our employees to be satisfactory. See further discussion in Note 22 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Corporate Headquarters
We lease our corporate headquarters at 7102 Commerce Way, Brentwood, Tennessee. The lease is for 54,000 square feet of office space. The lease term expires in May 2022.
Liens and Encumbrances
The majority of the assets described in this Form 10-K are pledged and encumbered under certain of our debt facilities. See Note 11 of the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

29 |

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
Many of the factors influencing changes in crack spreads and refining margins are beyond our control. These factors include:

•	changes in global and local economic conditions, e.g., as a result of the recent outbreak of the novel coronavirus;

•	domestic and foreign supply and demand for crude oil and refined products;

•	the level of foreign and domestic production of crude oil and refined petroleum products;

•	increased regulation of feedstock production activities, such as hydraulic fracturing;

•	infrastructure limitations that restrict, or events that disrupt, the distribution of crude oil, other feedstocks and refined petroleum products;

•	excess or overbuilt infrastructure;

•	an increase or decrease of infrastructure limitations (or the perception that such an increase or decrease could occur) on the distribution of crude oil, other feedstocks or refined products;

•	investor speculation in commodities;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, Africa, the former Soviet Union and South America;

•	the ability or inability of the members of the Organization of Petroleum Exporting Countries to maintain oil price and production controls;

•	pricing and other actions taken by competitors that impact the market;

•	the level of crude oil, other feedstocks and refined petroleum products imported into and exported out of the United States;

•	excess capacity and utilization rates of refineries worldwide;

•	development and marketing of alternative and competing fuels, such as ethanol and biodiesel;

•	changes in fuel specifications required by environmental and other laws, particularly with respect to oxygenates and sulfur content;

•	local factors, including market conditions, adverse weather conditions and the level of operations of other refineries and pipelines in our markets;

•	volatility in the costs of natural gas and electricity used by our refineries;

•
accidents, interruptions in transportation, inclement weather or other events, including cyber-attacks, that can cause unscheduled shutdowns or otherwise adversely affect our refineries or the supply and delivery of crude oil from third parties; and

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

30 |

Risk Factors

Also, the price for a significant portion of the crude oil processed at our refineries is based upon the WTI benchmark for such oil rather than the Brent benchmark. While the prices for WTI and Brent historically correlate to one another, elevated supply of WTI-priced crude oil in the Mid-Continent region has caused WTI prices to fall significantly below Brent prices at different points in time in recent years. During the years ended December 31, 2018 and December 31, 2019, this daily differential ranged from highs of $11.37 and $10.99, respectively, to lows of $1.37 and $3.53, respectively. Our ability to purchase and process favorably priced crude oil has allowed us to achieve higher net income and cash flow in recent years; however, we cannot assure that these favorable conditions will continue. A substantial or prolonged narrowing in (or inversion to) the price differential between the WTI and Brent benchmarks for any reason, including, without limitation, increased crude oil distribution capacity from the Permian Basin, crude oil exports from the United States or actual or perceived reductions in Mid-Continent crude oil inventories, could negatively impact our earnings and cash flows, which could have a material adverse effect on our business, financial condition and results of operations. In addition, because the premium or discount we pay for a portion of the crude oil processed at our refineries is established based upon this differential during the month prior to the month in which the crude oil is processed, rapid decreases in the differential may negatively affect our results of operations and cash flows.
Additionally, governmental and regulatory actions, including continued resolutions by the Organization of the Petroleum Exporting Countries to restrict crude oil production levels and executive actions by the current U.S. presidential administration to advance certain energy infrastructure projects may continue to impact crude oil prices and crude oil differentials. Any increase in crude oil prices or unfavorable movements in crude oil differentials due to such actions or changing regulatory environment may negatively impact our ability to acquire crude oil at economical prices and could have a material adverse effect on our business, financial condition and results of operations.
We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future laws, regulations and other requirements could significantly increase our costs of doing business, thereby adversely affecting our profitability.
Our industry is subject to extensive laws, regulations, permits and other requirements including, but not limited to, those relating to the environment, fuel composition, safety, transportation, pipeline tariffs, employment, labor, immigration, minimum wages, overtime pay, health care benefits, working conditions, public accessibility, retail fuel pricing, the sale of alcohol and tobacco and other requirements. These permits, laws and regulations are enforced by federal agencies including the EPA, DOT, PHMSA, Federal Motor Carrier Safety Administration ("FMCSA"), Federal Railroad Administration ("FRA"), OSHA, National Labor Relations Board ("NLRB"), Equal Employment Opportunity Commission ("EEOC"), Federal Trade Commission ("FTC") and the FERC, and numerous other state and federal agencies. We anticipate that compliance with environmental, health and safety regulations could require us to spend significant amounts in capital costs during the next five years. These estimates do not include amounts related to capital investments that management has deemed to be strategic investments. These amounts could materially change as a result of governmental and regulatory actions.
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

31 |

Risk Factors

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
Our operations are subject to certain requirements of the CAA, as well as related state and local laws and regulations governing air emissions. Certain CAA regulatory programs applicable to our refineries, terminals and other operations require capital expenditures for the installation of air pollution control devices, operational procedures to minimize emissions and monitoring and reporting of emissions. In 2012, the EPA announced an industry-wide enforcement initiative directed at flaring operations and performance at refineries and petrochemical plants and finalized revisions to NSPS Subpart Ja that primarily affects flares and process heaters. We completed capital and other projects at our refineries related to flare compliance with NSPS Ja in 2015 and 2016.
A consent decree was entered in the United States District Court for the Northern District of Texas in June 2019 resolving alleged historical violations of the CAA at our Big Spring refinery. In addition to a civil penalty of $0.5 million that we paid in June 2019, we will be required to expend capital for pollution control equipment that may be significant over the next 10 years. According to the EPA, approximately 95% of the nation's refining capacity has entered into "global" settlements under the EPA National Refinery Initiative. Our El Dorado and Tyler refineries entered into similar global settlements in 2002 and 2009. A similar consent decree covering the Krotz Springs refinery entered into in 2005 by a previous owner was terminated by the court in October 2017.
In 2015, the EPA finalized reductions in the NAAQS for ozone, from 75 ppb to 70 ppb. Our Tyler refinery is located near areas that have been reclassified as being in non-attainment with the new standard. However, the refinery area has not been classified as being in non-attainment with the new standard. If air quality near our facilities worsens in the future, it is possible that these area(s) could be reclassified as being in non-attainment for the new ozone standard which could require us to install additional air pollution control equipment for ozone forming emissions in the future. We do not believe such capital expenditures, or the changes in our operation, will result in a material adverse effect on our business, financial condition or results of operations.
In late 2015, the EPA finalized additional rules regulating refinery air emissions from a variety of sources (such as cokers, flares, tanks and other process units) through additional NSPS and National Emission Standards for Hazardous Air Pollutants and changing the way emissions from startup, shutdown and malfunction operations are regulated (the "Refinery Risk and Technology Review Rules" or “RTR”). The RTR rule also requires that we monitor property line benzene concentrations at our refineries, and report those concentrations quarterly to the EPA, which will make the results available to the public. Even though the concentrations are not expected to exceed regulatory or health-based standards, the availability of such data may increase the likelihood of lawsuits against our refineries by the local public or organized public interest groups. Delek has obtained 1-year compliance extensions to certain provisions of the rule. Most of the capital cost needed to comply with these new rules has already been spent. We do not anticipate that any additional capital costs or future operating costs will be material, and do not believe compliance will affect our production capacities or have a material adverse effect upon our business, financial condition or results of operations.
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
In March 2014, the EPA issued final Tier 3 gasoline rules that require a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm by January 1, 2017 for "large refineries" and retains the current maximum per-gallon sulfur content limit of 80 ppm. In April 2016, the EPA finalized a change to the Tier 3 standard, requiring small volume refineries that increase their annual average crude processing rate above 75,000 bpd to meet the Tier 3 sulfur limits 30 months from that “disqualifying” date. Under the final rules, all of our refineries are considered “small refineries” and are exempt until January 1, 2020. We anticipate that our refineries will meet these new limits when they become effective and that capital spending at our refineries to achieve compliance by the effective date were $12.0 million through 2019. We do not anticipate that this rule change will affect our refineries.
Our operations are also subject to the CWA, the OPA-90 and comparable state and local requirements. The CWA, and similar laws, prohibit any discharge into surface waters, ground waters, injection wells and publicly-owned treatment works, except as allowed by pre-treatment permits and NPDES permits issued by federal, state and local governmental agencies. The OPA-90 prohibits the discharge of oil into "Waters of the U.S." and requires that affected facilities have plans in place to respond to spills and other discharges. The CWA also regulates filling or discharges to wetlands and other "Waters of the U.S." In 2015, the EPA, in conjunction with the Army Corps of Engineers, issued a final rule expanding the definition of “Waters of the U.S.” The rule, which was subject to litigation and judicial stays, was repealed in December 2019 and the EPA and the Army Corps of Engineers have published a proposed rule containing an alternative definition of “Waters of the U.S.” that is intended to increase predictability and consistency and generally adopts a narrower definition than the 2015 rule. However, legal challenges continue and the ultimate resolution is uncertain at this time. To the extent a final rule expands the scope of the CWA’s jurisdiction, we could face increased operating costs

32 |

Risk Factors

or other impediments that could alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations.
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
Our operations are subject to various laws and regulations relating to occupational health and safety and process safety administered by OSHA, the EPA and various state equivalent agencies. We maintain safety, training, design standards, mechanical integrity and maintenance programs as part of our ongoing efforts to ensure compliance with applicable laws and regulations and to protect the safety of our workers and the public. More stringent laws or regulations or adverse changes in the interpretation of existing laws or regulations by government agencies could have an adverse effect on our financial position and the results of our operations and could require substantial expenditures for the installation and operation of systems and equipment.
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
Environmental regulations are becoming more stringent, and new environmental and safety laws and regulations are continuously being enacted or proposed. Compliance with any future legislation or regulation of our produced fuels, including renewable fuel or carbon content; GHG emissions; sulfur, benzene or other toxic content; vapor pressure; octane; or other fuel characteristics, may result in increased capital and operating costs and may have a material adverse effect on our business, financial conditions or results of operations. While it is impractical to predict the impact that potential regulatory and activist activity may have, such future activity may result in increased costs to operate and maintain our facilities, as well as increased capital outlays to improve our facilities. Such future activity could also adversely affect our ability to expand production, result in damaging publicity about us, or reduce demand for our products. Our need to incur costs associated with complying with any resulting new legal or regulatory requirements that are substantial and not adequately provided for, could have a material adverse effect on our business, financial condition and results of operations.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") is comprehensive financial reform legislation that, among other things, establishes comprehensive federal oversight and regulation of over-the-counter derivatives and many of the entities that participate

33 |

Risk Factors

in that market. Although the Dodd-Frank Act was enacted on July 21, 2010, the Commodity Futures Trading Commission ("CFTC") and the SEC, along with certain other regulators, must promulgate final rules and regulations to implement many of the Dodd-Frank Act's provisions relating to over-the-counter derivatives. While some of these rules have been finalized, others have not; and, as a result, the final form and timing of the implementation of the new regulatory regime affecting commodity derivatives remains uncertain.
The availability and cost of RINs could have a material adverse effect on our financial condition and results of operations.
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
While we are able to obtain many of the RINs required for compliance by blending renewable fuels manufactured by third parties or by our own biodiesel plants, we must also purchase RINs on the open market. If we are unable to pass the costs of compliance with RFS-2 on to our customers, our profits will be adversely impacted. If we have to pay a significantly higher price for RINs, if sufficient RINs are unavailable for purchase or if we are otherwise unable to meet the RFS-2 mandates, our business, financial condition and results of operations could be materially and adversely affected.
The availability and cost of RINs and other required credits could have an adverse effect on our financial condition and results of operations.
Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the RFS-2 regulations reflecting the increased volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase RINs in lieu of such blending. We currently purchase RINs for some fuel categories on the open market in order to comply with the quantity of renewable fuels we are required to blend under the RFS-2 regulations. Since the EPA first began mandating biofuels in excess of the “blend wall” (the 10% ethanol limit prescribed by most automobile warranties), the price of RINs has been extremely volatile. While we cannot predict the future prices of RINs, the costs to obtain the necessary number of RINs could be material. If we are unable to pass the costs of compliance with the RFS-2 regulations on to our customers, if sufficient RINs are unavailable for purchase, if we have to pay a significantly higher price for RINs or if we are otherwise unable to meet the RFS-2 mandates, our financial condition and results of operations could be adversely affected.
In the past, we have received small refinery exemptions under the RFS-2 program for certain of our refineries. However, there is no assurance that such an exemption will be obtained for any of our refineries in future years. For example, the EPA has recently indicated it plans to more closely align the agency’s criteria for granting small refinery exemptions with the recommendation of the Department of Energy, which could result in fewer such exemptions being granted. The failure to obtain such exemptions for certain of our refineries could result in the need to purchase more RINs than we currently have estimated and accrued for in our consolidated financial statements. The EPA recently promulgated new Renewable Fuel Standards regulations that could require the agency to increase the volume of renewable fuel or RINs that refiners are required to purchase if the agency anticipates it will grant small refinery exemptions. This could also increase the number of RINs we need to purchase. Additionally, recent decisions by the U.S. Court of Appeals for the 10th Circuit have vacated small refinery exemptions granted in past years for other refiners. These decisions have been remanded to the EPA for further proceedings, and it is not clear at this time what steps the EPA will take with respect to those vacated small refinery exemptions, or how the case will impact small refinery exemptions granted to other refineries or future small refinery exemptions.
In addition, the RFS-2 regulations are highly complex and evolving, requiring us to periodically update our compliance systems. The RFS-2 regulations require the EPA to determine and publish the applicable annual volume and percentage standards for each compliance year by November 30 for the forthcoming year, and such blending percentages could be higher or lower than amounts estimated and accrued for in our consolidated financial statements. The future cost of RINs is difficult to estimate until such time as the EPA finalizes the applicable standards for the forthcoming compliance year. Moreover, in addition to increased price volatility in the RINs market, there have been multiple instances of RINs fraud occurring in the marketplace over the past several years. The EPA has initiated several enforcement actions against refiners who purchase fraudulent RINs, resulting in substantial costs to the refiner. We cannot predict with certainty our exposure to increased RINs costs in the future, nor can we predict the extent by which costs associated with RFS-2 regulations will impact our future results of operations.
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

34 |

Risk Factors

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
In 2012, the EPA and the National Highway Traffic Safety Administration finalized rules raising the required Corporate Average Fuel Economy and GHG standards for passenger vehicles beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 mpg by 2025. These standards were reaffirmed by the EPA in January 2017, but that action was subsequently withdrawn on April 13, 2018. Additional increases in fuel efficiency standards for medium and heavy-duty vehicles were finalized in 2016. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels, which, in turn, could materially affect profitability at our refineries.
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
We do not engage in petroleum exploration or production, and therefore do not produce any of our crude oil feedstocks. Certain of our competitors, however, obtain a portion of their feedstocks from company-owned production activities. Competitors that have their own crude oil production are at times able to offset losses from refining operations with profits from producing operations and may be better positioned to withstand periods of depressed refining margins or feedstock shortages. If we are unable to compete effectively with these competitors, there could be a material adverse effect on our business, financial condition and results of operations.
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

35 |

Risk Factors

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
Terrorist attacks (including cyber-attacks) in the United States, as well as events occurring in response to or in connection with them, including political instability in significant oil producing regions such as the Middle East, Africa, the former Soviet Union and South America, may harm our business. Energy-related assets (which could include refineries, pipelines and terminals such as ours) may be at greater risk of future terrorist attacks than other possible targets in the United States.
A direct attack on our assets, or the assets of others used by us, could have a material adverse effect on our business, financial condition and results of operations. Uncertainty surrounding continued global hostilities or other sustained military campaigns, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror, may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products. In addition, any terrorist attack or political instability in significant oil producing regions such as the Middle East, Africa, the former Soviet Union and South America could have an adverse impact on energy prices, including prices for crude oil, other feedstocks and refined petroleum products, and an adverse impact on the margins from our refining and petroleum product marketing operations. The long-term impacts of terrorist attacks and the threat of future terrorist on the energy transportation industry in general, and on us in particular, are unknown. Increased security measures taken by us as a precaution against possible terrorist attacks or vandalism could result in increased costs to our business. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. Any one of, or a combination of, these occurrences could have a material adverse effect on our business, financial condition and results of operations.
Legislative and regulatory measures to address climate change and GHG emissions could increase our operating costs or decrease demand for our refined products.
Various legislative and regulatory measures to address climate change and GHG emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation and could affect our operations. They include proposed and recently enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, coal-fired power plants and oil and gas production operations, as well as mobile transportation sources and fuels. Many states and regions have implemented, or are in the process of implementing, measures to reduce emissions of GHGs, primarily through cap and trade programs or low carbon fuel standards, but other than in California where we have limited operations, we do not currently operate in states that have their own GHG reduction programs.
In December 2009, the EPA published its findings that emissions of GHGs present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the Earth’s atmosphere and other climatic conditions. Based on these findings, the EPA adopted two sets of regulations that restrict emissions of GHGs under existing provisions of the federal CAA, including one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates GHG emissions from certain large stationary sources under the PSD and Title V permitting programs. Congress has also from time to time considered legislation to reduce emissions of GHGs. Efforts have been made, and continue to be made, in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In April 2016, the United States became a signatory to the 2015 United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which became effective by its terms on November 4, 2016, will require countries to review and "represent a progression" in their intended nationally determined contributions, which set GHG emission reduction

36 |

Risk Factors

goals, every five years, beginning in 2020. On August 4, 2017, the United States formally communicated to the United Nations its intent to withdraw from participating in the Paris Agreement, which entails a four-year process. In response to the announced withdrawal plan, a number of state and local governments in the United States have expressed intentions to take GHG-related actions.
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
Increasing attention to environmental, social and governance matters may impact our business, financial results or stock price.
In recent years, increasing attention has been given to corporate activities related to environmental, social and governance (“ESG”) matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change, promoting the use of substitutes to fossil fuel products, and encouraging the divestment of companies in the fossil fuel industry. These activities could reduce demand for our products, reduce our profits, increase the potential for investigations and litigation, impair our brand and have negative impacts on our stock price and access to capital markets.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings systems for evaluating companies on their approach to ESG matters. These ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.
Risks Relating to Our Business
We are particularly vulnerable to disruptions to our refining operations because our refining operations are concentrated in four facilities.
Because all of our refining operations are concentrated in the Tyler, El Dorado, Big Spring and Krotz Springs refineries, significant disruptions at one of these facilities could have a material adverse effect on our consolidated financial results. Refining segment contribution margin comprised approximately 79.4%, 84.2% and 88.3% of our consolidated contribution margin for the 2019, 2018 and 2017 fiscal years, respectively.
Our refineries consist of many processing units, a number of which have been in operation for many years. These processing units undergo periodic shutdowns, known as turnarounds, during which routine maintenance is performed to restore the operation of the equipment to a higher level of performance. Depending on which units are affected, all or a portion of a refinery's production may be halted or disrupted during a maintenance turnaround. We completed a maintenance turnaround at our El Dorado refinery in 2014 and a shortened turnaround that allowed work to be completed on the majority of the process units in March 2019. In addition, we completed a maintenance turnaround at our Tyler refinery in 2015 and plan for a maintenance turnaround for our Big Spring refinery beginning January of 2020. We are also subject to unscheduled down time for unanticipated maintenance or repairs.
Refinery operations may also be disrupted by external factors, such as a suspension of feedstock deliveries, cyber-attacks, or an interruption of electricity, natural gas, water treatment or other utilities. Other potentially disruptive factors include natural disasters, severe weather conditions, workplace or environmental accidents, interruptions of supply, work stoppages, losses of permits or authorizations or acts of terrorism.
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

37 |

Risk Factors

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
In the event that personal injuries or deaths result from such events, or there are natural resource damages, we would likely incur substantial legal costs and liabilities. The extent of these costs and liabilities could exceed the limits of our available insurance. As a result, any such event could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The costs, scope, timelines and benefits of our refining projects may deviate significantly from our original plans and estimates.
We may experience unanticipated increases in the cost, scope and completion time for our improvement, maintenance and repair projects at our refineries. Refinery projects are generally initiated to increase the yields of higher-value products, increase our ability to process a variety of crude oil, increase production capacity, meet new regulatory requirements or maintain the safe and reliable operations of our existing assets. Equipment that we require to complete these projects may be unavailable to us at expected costs or within expected time periods. Additionally, employee or contractor labor expense may exceed our expectations. Due to these or other factors beyond our control, we may be unable to complete these projects within anticipated cost parameters and timelines.
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
Our logistics segment consists of Delek Logistics, a publicly-traded master limited partnership, and our consolidated financial statements include its consolidated financial results. As of December 31, 2019, we owned a 61.4% limited partner interest in Delek Logistics, and a 94.6% interest in Logistics GP, which owns the entire 2.0% general partner interest in Delek Logistics. Delek Logistics operates a system of crude oil and refined product pipelines, distribution terminals and tankage in Arkansas, Louisiana, Tennessee and Texas. Delek Logistics generates revenues by charging tariffs for transporting crude oil and refined products through its pipelines, by leasing pipeline capacity to third parties, by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals.
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

38 |

Risk Factors

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
We rely on Delek Logistics and third-party transportation systems for the delivery of crude oil to our refineries. For example, during the year ended December 31, 2019, we relied upon the West Texas Gulf pipeline for the delivery of approximately 73.3% of the crude oil processed by our Tyler and El Dorado refineries. We could experience an interruption or reduction of supply and delivery, or an increased cost of receiving crude oil, if the ability of these systems to transport crude oil is disrupted because of accidents, adverse weather conditions, governmental regulation, terrorism, maintenance or failure of pipelines or other delivery systems, other third-party action or other events beyond our control. The unavailability for our use, for a prolonged period of time, of any system of delivery of crude oil could have a material adverse effect on our business, financial condition and results of operations. Pipeline suspensions like these could require us to operate at reduced throughput rates.
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
We are subject to risks associated with significant investments in the Permian Basin.
We and our joint ventures have made and are continuing to make significant investments in infrastructure to gather crude oil from the Permian Basin in West Texas. Similar investments have been made and additional investments may be made in the future by us, our competitors or by new entrants to the markets we serve. The success of these and similar projects largely relies on the realization of anticipated market demand and growth in production in the Permian Basin. These projects typically require significant development periods, during which time demand for such infrastructure may change, production in the Permian Basin may decrease, or additional investments by competitors may be made. Lower production in the Permian Basin, or further investments by us or others in new pipelines, storage or dock capacity could result in capacity that exceeds demand, which could reduce the utilization of our gathering system and midstream assets and the related services or the prices we are able to charge for those services. There are several projects currently underway that are expected to increase pipeline capacity from the Permian Basin beyond current production. This excess capacity could decrease the differential between the Permian and end markets, resulting in a highly competitive environment for transportation services and reducing the rates for those services. When infrastructure investments in the markets we serve result in capacity that exceeds the demand in those markets, our facilities or investments could be underutilized, and rates could be unfavorably impacted, which could materially adversely affect our results of operations, financial position or cash flows, as well as our ability to pay cash distributions.
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

39 |

Risk Factors

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
Economic slowdowns may have serious negative consequences for our business and operating results, because our performance is subject to domestic economic conditions and their impact on levels of consumer spending. Some of the factors affecting consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth based on declines in equity markets and residential real estate values, adverse developments in mortgage markets, taxation, energy prices, interest rates, consumer confidence and other macroeconomic factors. Political instability and global health crises, such as the recent outbreak of the novel coronavirus, can also impact the global economy and decrease worldwide demand for oil and refined products. During a period of economic weakness or uncertainty, current or potential customers may travel less, reduce or defer purchases, go out of business or have insufficient funds to buy or pay for our products and services. Moreover, a financial market crisis may have a material adverse impact on financial institutions and limit access to capital and credit. This could, among other things, make it more difficult for us to obtain (or increase our cost of obtaining) capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.
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
In addition, major cigarette manufacturers currently offer substantial rebates to us; however, there can be no assurance that such rebate programs

40 |

Risk Factors

will continue. We include these rebates as a component of our gross margin from sales of cigarettes. In the event these rebates are decreased or eliminated, or we fail to earn the rebates, our wholesale cigarette costs will increase. For example, certain major cigarette manufacturers have offered rebate programs that provide rebates only if we follow the manufacturer's retail pricing guidelines. If we do not receive the rebates, because we do not participate in the program or if the rebates we receive by participating in the program do not offset or surpass the revenue lost as a result of complying with the manufacturer's pricing guidelines, our cigarette gross margin will be adversely impacted. In general, we attempt to pass wholesale price increases on to our customers. However, competitive pressures in our markets may adversely impact our ability to do so. In addition, reduced retail display allowances on cigarettes offered by cigarette manufacturers negatively impact gross margins. These factors could materially impact our retail price of cigarettes, cigarette sales volume and/or revenues, merchandise gross profit and overall customer traffic, which could in turn have a material adverse effect on our business, financial condition and results of operations.
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
The energy industry is highly capital intensive, and the entire or partial loss of individual facilities or multiple facilities can result in significant costs to both energy industry companies, such as us, and their insurance carriers. Historically, large energy industry claims have resulted in significant increases in the level of premium costs and deductible periods for participants in the energy industry. For example, hurricanes have caused significant damage to energy companies operating along the Gulf Coast, in addition to numerous oil and gas production facilities and pipelines in that region. Insurance companies that have historically participated in underwriting energy-related risks may discontinue that practice, may reduce the insurance capacity they are willing to offer or demand significantly higher premiums or deductible periods to cover these risks. If significant changes in the number, or financial solvency, of insurance underwriters available to the energy industry occur, or if other adverse conditions over which we have no control prevail in the insurance market, we may be unable to obtain and maintain adequate insurance at reasonable cost.
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

41 |

Risk Factors

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

The occurrence of any of these factors could materially and adversely affect our business, financial condition or results of operations.
Our future results will suffer if we do not effectively manage our expanded operations.
The size and scope of operations of our business have increased. In addition, we may continue to expand our size and operations through additional acquisitions or other strategic transactions. Our future success depends, in part, upon our ability to manage our expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations including, without limitation, integrating new operations with those of our existing business, managing the increased scope or geographic diversity of our expanded business, and associated increased costs and complexity. There can be no assurance that we will be successful, or that we will realize the expected economies of scale, synergies and other benefits anticipated from any additional acquisitions or strategic transactions.
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
Based upon environmental evaluations performed internally and by third parties, we recorded and periodically update environmental liabilities and accrued amounts we believe are sufficient to complete remediation. We expect remediation at some properties to continue for the foreseeable future. The need to make future expenditures for these purposes that exceed the amounts we estimated and accrued for could have a material adverse effect on our business, financial condition and results of operations.
In addition, Alon indemnified certain parties, to which they sold assets, for costs and liabilities that may be incurred as a result of environmental conditions existing at the time of such sales. As a result of our purchase of Alon, if we are forced to incur costs or pay liabilities in connection with these indemnification obligations, such costs and payments could be significant.
In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire, or at third party sites where hazardous substances from these locations have been treated or disposed. Our handling and storage of petroleum and hazardous substances may lead to additional contamination at our facilities or along our pipelines and at facilities to which we send or have sent wastes or by-products for treatment or disposal. In addition, new legal requirements, new interpretations of existing legal requirements, increased legislative activity and governmental enforcement and other developments could require us to make additional unforeseen expenditures. As a result, we may be subject to additional investigation and remediation costs, governmental penalties and third-party suits alleging personal injury and property damage. Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and costs can be reasonably estimated as material. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action.
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

42 |

Risk Factors

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
In addition, the maintenance, or replacement, of our existing customers depends on a number of factors outside of our control, including increased competition from other suppliers and demand for refined products in the markets we serve. The market for distribution of wholesale motor fuel is highly competitive and fragmented. Some of our competitors have significantly greater resources and name recognition than us. The loss of major customers, or a reduction in amounts purchased by major customers, could have a material adverse effect on us to the extent that we are not able to correspondingly increase sales to other purchasers.
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

43 |

Risk Factors

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
As of December 31, 2019, approximately 14.4% of our employees were represented by unions and/or covered by a collective bargaining agreement. None of our employees in our logistics segment, retail segment or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory. Although the collective bargaining agreements contain provisions to discourage strikes or work stoppages, we cannot assure that strikes or work stoppages will not occur. A strike or work stoppage could have a material adverse effect on our business, financial condition and results of operations.
We rely on information technology in our operations, and any material failure, inadequacy, interruption, cyber-attack or security failure of that technology could harm our business.
We rely on information technology across our operations, including the control of our refinery processes, monitoring the movement of petroleum through our pipelines and terminals, the point of sale processing at our retail sites and various other processes and transactions. We utilize information technology systems and controls throughout our operations to capture accounting, technical and regulatory data for subsequent archiving, analysis and reporting. Disruption, failure, or cyber security breaches affecting or targeting our computer and telecommunications, our infrastructure, or the infrastructure of our cloud-based IT service providers may materially impact our business and operations. An undetected failure of these systems, because of power loss, unsuccessful transition to upgraded or replacement systems, unauthorized access or other cyber breach or attack could result in disruption to our business operations, access to or disclosure or loss of data and/or proprietary information, personal injuries and environmental damage, which could have an adverse effect on our business, reputation, and effectiveness. We could also be subject to resulting investigation and remediation costs as well as regulatory enforcement of private litigation and related costs, which could have a material adverse impact on our cash flow and results of operations.
We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personal credit information.
In addition, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put certain payment card data at risk. These standards for determining the required controls applicable to these systems are mandated by credit card issuers and administered by the Payment Card Industry Security Standards Counsel and not by us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. We have taken the necessary steps to comply with the Payment Card Industry Data Security Standards (PCI-DSS) at all of our locations. However, compliance with these requirements may result in cost increases due to necessary systems changes and the development of new administrative processes.
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
Despite our security measures, we experience attempts by external parties to penetrate and attack our networks and systems. Although such attempts to date have not, to our knowledge, resulted in any material breaches, disruptions, or loss of business-critical information, our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future and such attacks could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation or regulatory actions. In addition, as technologies evolve, and cyber-attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm. We could also be liable under laws that protect the privacy of personal information, subject to

44 |

Risk Factors

regulatory penalties, experience damage to our reputation or a loss of consumer confidence, or incur additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could adversely affect our reputation, business, operations or financial results.
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
The biodiesel industry has historically been substantially aided by federal and state tax incentives. One tax incentive program that has been significant to our renewable fuels facilities is the federal blender's tax credit. The blender's tax credit (or biodiesel tax credit) provides a $1.00 refundable tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel. The blender's tax credit has expired on several occasions, only to be reinstated on a retroactive basis. The blender's tax credit was re-enacted in December 2019 for the years 2020 through 2022 and was retroactively reinstated for 2018 and 2019. Previously, the blender's tax credit expired on December 31, 2016, but was retroactively reinstated during the first quarter of 2018 to extend through December 31, 2017. See Note 4 of the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding the extension of this tax credit.
It is uncertain what action, if any, Congress may take with respect to reinstating the blender's tax credit beyond 2022 or when such action might be effective. If Congress does not reinstate the credit for future years, it may result in a material adverse effect on the earnings, profitability and cash flows relating to our renewable fuels facilities.
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

45 |

Risk Factors

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

46 |

Risk Factors

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
While these transactions are intended to limit our exposure to the adverse effects of fluctuations in crude oil prices, refined products prices, RIN prices and interest rates, they may also limit our ability to benefit from favorable changes in market conditions, and may subject us to period-by-period earnings volatility in the instances where we do not seek hedge accounting for these transactions. Further, depending on the volume of commodity derivative activity as compared to our actual use of crude oil, production of refined products or total RINs exposure, our risk management activity may only partially limit our exposure to market volatility. Also, in connection with such derivative transactions, we may be required to make cash payments or provide letters of credit to maintain margin accounts and to settle the contracts at their value upon termination. Finally, this activity exposes us to potential risk of counterparties to our derivative contracts failing to perform under the contracts. As a result, the effectiveness of our risk management policies could have a material adverse impact on our business, results of operations and cash flows. For additional information about the nature and volume of these transactions, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of this Annual Report on Form 10-K.
Additionally, it continues to be a strategic and operational objective to manage supply risk related to crude oil that is used in refinery production, and to develop strategic sourcing relationships. For that purpose, we often enter into purchase and sale contracts with vendors and customers or take financial commodity positions for crude oil that may not be used immediately in production, but that may be used to manage the overall supply and availability of crude expected to ultimately be needed for production and/or to meet minimum requirements under strategic pipeline arrangements, and also to optimize and hedge availability risks associated with crude that we ultimately expect to use in production. Such transactions are inherently based on certain assumptions and judgments made about the current and possible future availability of crude. Therefore, when we take physical or financial positions for optimization purposes, our intent is generally to take offsetting positions in quantities and at prices that will advance these objectives while minimizing our positional and financial statement risk. However, because of the volatility of the market in terms of pricing and availability, it is possible that we may have material positions with timing differences or, more rarely, that we are unable to cover a position with an offsetting position as intended. Also, in connection with such transactions, we may be required to make cash payments or provide letters of credit to maintain margin accounts and to settle the contracts at their value upon termination. Finally, this activity exposes us to potential risk of counterparties to our derivative contracts failing to perform under the contracts.

47 |

Risk Factors

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
Depending on the conditions in the credit markets, it may become more difficult to obtain cash or credit from third-party sources. If we cannot generate cash flow or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to comply with regulatory deadlines or pursue our business strategies, in which case our operations may not perform as well as we currently expect.
Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.
As of December 31, 2019, we had total debt of $2,067.1 million, including current maturities of $36.4 million. In addition to our outstanding debt, as of December 31, 2019, our letters of credit issued under our various credit facilities were $309.8 million. Our borrowing availability under our various credit facilities as of December 31, 2019 was $921.8 million.
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

•
place us at a disadvantage relative to our competitors that have less indebtedness or better access to capital by, for example, limiting our ability to enter into new markets, upgrade our fixed assets or pursue acquisitions or other business opportunities;

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

48 |

Risk Factors

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
Our ability to comply with the covenants and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired. If we breach any of the restrictions or covenants in our debt agreements, a significant portion of our indebtedness may become immediately due and payable, and our lenders' commitments to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these immediate payments. In addition, our obligations under our credit facilities are secured by substantially all of our assets. If we are unable to timely repay our obligations under our credit facilities, the lenders could seek to foreclose on the assets, or we may be required to contribute additional capital to certain of our subsidiaries. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.
Fluctuations in interest rates could materially affect our financial results.
Because a significant portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. The use of interest rate hedges, including of the types we have employed in the past, may not be effective at mitigating this risk.
Further, the London Interbank Offered Rate (“LIBOR”) and certain other interest rate "benchmarks" are the subject of recent proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has publicly announced that it intends to discontinue the reporting of LIBOR rates after 2021. Certain of our agreements use LIBOR as a “benchmark” or “reference rate” for various terms. Some agreements contain an existing LIBOR alternative. Where there is not an alternative, we expect to replace the LIBOR benchmark with an alternative reference rate. While we do not expect the transition to an alternative rate to have a significant impact on our business or operations, it is possible that the move away from LIBOR could materially impact our borrowing costs on our variable rate indebtedness.
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
The Delek/Alon Merger has been accounted for as an acquisition, by us, of Alon in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Alon and its subsidiaries have been recorded, as of the completion of the Delek/Alon Merger, at their respective fair values. Under the acquisition method of accounting, the total purchase price has been allocated to Alon’s tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the date of completion of the Delek/Alon Merger. The excess of the purchase price over those estimated fair values has been recorded as goodwill. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material non-cash charges relating to such impairment. Our financial condition and operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment.

49 |

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
On July 13, 2018, the DOJ and the State of Arkansas filed a civil action against two of Delek Logistics’ wholly-owned subsidiaries, Delek Logistics Operating LLC and SALA Gathering Systems LLC, in the United States District Court for the Western District of Arkansas related to the Magnolia Release in 2013. In December 2018, Delek Logistics, the United States and the state of Arkansas reached an agreement to settle the claims related to the Magnolia Release abandoning the settlement payments totaling $2.2 million. On November 8, 2019, a consent decree was entered with the court and on November 18, 2019, final payments were made to the State of Arkansas in the amount of $0.6 million and to the DOJ in the amount of $1.7 million, which amounts include nominal interest.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

50 |

Market for Equity, Stockholder Matters, and Purchase of Equity Securities

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange under the symbol "DK."
Holders
As of February 21, 2020, there were approximately 25 common stockholders of record. This number does not include beneficial owners of our common stock whose stock is held in nominee or "street name" accounts through brokers.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended December 31, 2019 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2019	60,810	$36.54	60,810	$259,723,583
November 1 - November 30, 2019	229,093	36.80	229,093	251,292,580
December 1 - December 31, 2019	573,555	34.19	573,555	231,685,024
Total	863,458	$35.05	863,458	N/A

(1) On November 6, 2018, the Board of Directors authorized the repurchase of $500.0 million of Delek common stock. This authorization has no expiration. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire.

For comparative purposes, we have provided the three-year history of share repurchases in the following table:

		Repurchases on December 29, 2016 Authorization		Repurchases on February 2018 Authorization		Repurchases on November 2018 Authorization
Period	Share Repurchase Authorization	Shares Repurchased	Average Price Paid per Share	Shares Repurchased	Average Price Paid per Share	Shares Repurchased	Average Price Paid per Share
Share Repurchases Authorized as of December 31, 2016	150,000,000
2017 Repurchases	(24,999,985)	762,623	$32.78
Share Repurchases Authorized as of December 31, 2017	125,000,015
Repurchases Authorized February 2018	150,000,000
Repurchases Authorized November 2018	500,000,000
2018 Repurchases	(365,277,607)	3,135,942	$39.86	3,449,260	$43.49	2,437,184	$37.04
Share Repurchases Authorized as of December 31, 2018	409,722,408
2019 Repurchases	(178,037,384)					5,039,034	$35.33
Share Repurchases Authorized as of December 31, 2019	$231,685,024

51 |

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
The following graph compares cumulative total returns for our stockholders to the Standard and Poor's 500 Stock Index and a market capitalization weighted peer group selected by management for the five-year period commencing December 31, 2014 and ending December 31, 2019. The graph assumes a $100 investment made on December 31, 2014. Each of the three measures of cumulative total return assumes reinvestment of dividends. The 2019 peer group is comprised of CVR Energy, Inc. (NYSE: CVI), HollyFrontier Corporation (NYSE: HFC), Marathon Petroleum Corporation (NYSE: MPC), PBF Energy, Inc. (NYSE: PBF), Phillips 66 (NYSE: PSX), and Valero Energy Corporation (NYSE: VLO). The stock performance shown on the graph below is not necessarily indicative of future price performance.

52 |

Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018(1)(2)	2017(3)	2016	2015(4)
Statement of Operations Data:
Net revenues	$9,298.2	$10,233.1	$7,267.1	$4,197.9	$4,782.0
Income from continuing operations before income tax expense	402.7	485.5	299.3	(391.2)	21.3
Income tax expense (benefit)	71.7	101.9	(29.2)	(171.5)	(15.8)
Income from continuing operations, net of tax	331.0	383.6	328.5	(219.7)	37.1
Income (loss) from discontinued operations, net of tax	5.2	(8.7)	(5.9)	86.3	6.6
Net income	336.2	374.9	322.6	(133.4)	43.7
Net income attributed to non-controlling interests	25.6	34.8	33.8	20.3	24.3
Net income attributable to Delek	$310.6	$340.1	$288.8	$(153.7)	$19.4

Total basic income per share	$4.10	$4.11	$4.04	$(2.49)	$0.32
Total diluted income per share	$4.06	$3.95	$4.00	$(2.49)	$0.32
Dividends declared per common share outstanding	$1.14	$0.96	$0.60	$0.60	$0.60

	December 31,
	2019	2018(5)	2017(3)	2016	2015(4)
Balance Sheet Data:		(In millions)
Cash and cash equivalents	$955.3	$1,079.3	$931.8	$689.2	$287.2
Total current assets	2,963.3	2,420.3	2,611.8	1,396.9	1,389.4
Total assets	7,016.3	5,760.6	5,935.2	2,979.8	3,316.8
Total current liabilities	2,355.9	1,663.5	2,671.7	935.2	996.0
Total debt, including current maturities	2,067.1	1,783.3	1,465.6	832.9	805.2
Total stockholders' equity	1,835.3	1,808.1	1,964.2	1,182.5	1,353.9
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
(4) In August 2016, Delek entered into the Purchase Agreement to sell the Retail Entities, which consist of all of the retail segment and a portion of the corporate, other and eliminations segment, to COPEC. The operating results for the Retail Entities were reclassified to discontinued operations for 2016 and 2015, and the related assets and liabilities were reclassified as held for sale for the years ended December 31, 2016 and 2015.
(5) Balance sheet data for the year ended December 31, 2018 reflects a $20.0 million adjustment to decrease stockholders' equity ($14.5 million of which was an adjustment to retained earnings resulting from our correction of a cumulative adoption of an accounting policy) related to the establishment of a valuation allowance on deferred tax assets that was not reflected in the February 20, 2019 Earnings Release. See further discussion in Note 15 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

53 |

Management's Discussion and Analysis

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our planned capital expenditures by segment for 2020, possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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

54 |

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

Refining Overview
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day as of December 31, 2019. Prior to the Delek/Alon Merger, the refining segment operated the Tyler refinery and the El Dorado refinery with a combined design crude throughput (nameplate) capacity of 155,000 barrels per day ("bpd"). Effective with the Delek/Alon Merger, our refining segment now also includes the Big Spring refinery and the Krotz Springs refinery. A high-level summary of the refinery activities is presented below:

	Tyler Refinery	El Dorado Refinery	Big Spring Refinery	Krotz Springs Refinery
Total Nameplate Capacity (barrels per day ("bpd"))	75,000	80,000	73,000	74,000
Primary Products	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, petroleum coke and sulfur	Gasoline, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, asphalt and sulfur	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, aromatics and sulfur	Gasoline, jet fuel, high-sulfur diesel, light cycle oil, liquefied petroleum gases, propylene and ammonium thiosulfate
Relevant Crack Spread Benchmark	Gulf Coast 5-3-2	Gulf Coast 5-3-2 (1)	Gulf Coast 3-2-1 (2)	Gulf Coast 2-1-1 (3)
Marketing and Distribution
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

(1) While there is variability in the crude slate and the product output at the El Dorado refinery, we compare our per barrel refined product margin to the Gulf Coast 5-3-2 crack spread because we believe it to be the most closely aligned benchmark.
(2) Our Big Spring refinery is capable of processing substantial volumes of sour crude oil, which has historically cost less than intermediate, and/or substantial volumes of sweet crude oil, and therefore the WTI Cushing/WTS price differential, taking into account differences in production yield, is an important measure for helping us make strategic, market-respondent production decisions.
(3) The Krotz Springs refinery has the capability to process substantial volumes of light sweet crude oil to produce a high percentage of refined light products.

Our refining segment also owns and operates three biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas, and New Albany, Mississippi.

Logistics Overview
Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and West Texas for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics Partners, LP ("Delek Logistics", NYSE: DKL), where we owned a 61.4% limited partner interest (at December 31, 2019) in Delek Logistics and a 94.6% interest in the entity that owns the entire 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's pipelines and transportation business owns or leases capacity on approximately 400 miles of crude oil transportation pipelines, approximately 450 miles of refined product pipelines, an approximately 700-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 9.9 million barrels of active shell capacity. Our logistics segment owns and operates nine light product terminals and markets light products using third-party terminals. Additionally, the logistics segment has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations.

55 |

Management's Discussion and Analysis

Retail Overview
Our retail segment at December 31, 2019 includes the operations of 252 owned and leased convenience store sites located primarily in Central and West Texas and New Mexico which were acquired in connection with the Delek/Alon Merger. Our convenience stores typically offer various grades of gasoline and diesel under the DK or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and DK or Alon brand names pursuant to a license agreement with 7-Eleven, Inc. In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2021. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the termination. As of December 31, 2019, we have removed the 7-Eleven brand name at 57 of our store locations. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In connection with our retail strategic initiatives, we closed or sold 30 under-performing or non-strategic store locations during 2019.

Corporate and Other Overview
Our corporate activities, results of certain immaterial operating segments (including our asphalt terminal operations effective with the Delek/Alon Merger), our non-controlling equity interest of approximately 47% of the outstanding shares in Alon (which was accounted for as an equity method investment) prior to the Delek/Alon Merger, results and assets of discontinued operations and intercompany eliminations are reported in the corporate, other and eliminations in our segment disclosures. Additionally, our corporate activities include the majority of our commodity and other hedging activities.

Strategic Overview
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

2019 Strategic Goals and Developments
The following is a summary of our most significant 2019 strategic goals, and the actions we completed during 2019 in pursuit of those goals:

•
Maintain and continue to enhance our safe operations. As we invest in and grow our business, we remain focused on safe and compliant operations for the benefit of our employees, communities, customers and shareholders.

•
Capitalize on the successful integration of the Alon transaction. Since the Delek/Alon Merger, we expended significant efforts to fully integrate the Alon organization. Now that the integration is complete, our goal is to continue to implement best practices to improve the performance of our larger organization which includes focusing on simplifying the organization structure and the balance sheet. We are continuing to realize synergies that are expected to have a positive effect on our combined operations.

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

•
Grow our logistics operations. The combination of our access to the Permian Basin and larger refining operation should allow us to continue to grow our logistics footprint. We will look for opportunities to capitalize on this position to increase our crude gathering operations, support the refining system and third-party customers. This includes exploring opportunities for continued development through joint ventures and opportunities to acquire assets in markets that are complementary to our existing geographic footprint.

•
Optimization of our refining system. We have doubled the size of our refining system since 2016. This gives us the opportunities to utilize the best practices from each location to improve reliability, efficiencies and yields in an effort to maximize performance. This should enhance our competitive position and free cash flow potential.

56 |

Management's Discussion and Analysis

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
Transactions designed to maximize shareholder return
Share Repurchases
During the year ended December 31, 2019, Delek repurchased 5,039,034 shares for an aggregate purchase price of $178.1 million under the most recent share repurchase plan which provided for repurchases up to $500.0 million and was approved by the board on November 6, 2018. As of December 31, 2019, there remained $231.7 million available for repurchases under the most recent repurchase plan. See further discussion in Note 5 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Transactions designed to maximize return on assets
Alkylation Project Completed
The alkylation unit at the Krotz Springs refinery was completed in April 2019 providing additional flexibility to the refinery. The total cost was approximately $138.0 million. This unit is expected to improve the refinery's ability to convert low value products into gasoline, enable the refinery to produce multiple summer gasoline grades and increase octane and allow the refinery to produce premium gasoline. Because of the conversion improvement at the refinery from this project, its returns are expected to be less dependent on the crack spread environment over time.
Investment in Midstream Ventures
In July 2019, we acquired a 15% ownership interest in Wink to Webster Pipeline LLC ("WWP"). WWP intends to construct and operate a crude oil pipeline system from Wink, Texas to Webster, Texas along with certain pipelines from Webster, Texas to other destinations in the Gulf Coast area. It is expected to span approximately 650 miles at completion. Under the agreements governing the joint venture, we must contribute our percentage interest of the applicable construction costs (including certain costs previously incurred by WWP), and it is anticipated that our capital contributions will total approximately $340 million to $380 million over the course of construction (expected to be two to three years). During the year ended December 31, 2019, we made capital contributions totaling $126.7 million. Subsequent to December 31, 2019, we have made additional capital contributions totaling $18.9 million.
In May 2019, Delek Logistics, acquired a 33% membership interest in Red River Pipeline Company LLC (the "Red River Pipeline Joint Venture" as previously defined) with Plains Pipeline, L.P. (“Plains”) for approximately $124.7 million, substantially all of which was financed under the Delek Logistics Credit Facility, The Red River Pipeline Joint Venture subsequently proceeded with an expansion project to increase the capacity of the pipeline from 150,000 barrels per day to 235,000 barrels per day for which we contributed an additional $3.5 million in May 2019. This investment was also made to advance our long-term strategic objectives to expand our midstream investments and network/pipeline access.
See further discussion in Note 7 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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

57 |

Management's Discussion and Analysis

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
2019 Amendments to the Term Loan Credit Facility Agreement
On May 22, 2019 (the "First Incremental Effective Date"), we amended the Term Loan Credit Facility agreement pursuant to the terms of the First Incremental Amendment to Term Loan Credit Agreement (the "Incremental Amendment"). Pursuant to the Incremental Amendment, the Company borrowed $250.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”) at an original issue discount of 0.75%, increasing the aggregate principal amount of loans outstanding under the Term Loan Credit Facility on the First Incremental Effective Date to $943.0 million. Per the Incremental Amendment, the required scheduled quarterly principal payments under the Term Loan Credit Facility increased from $1.750 million to $2.375 million commencing with the quarterly principal payment due on June 28, 2019. There are no restrictions on the Company's use of the proceeds of the Incremental Term Loans, and the proceeds may be used to (i) to reduce utilizations under the Revolving Credit Facility, (ii) for general corporate purposes and (iii) to pay transaction fees and expenses associated with the Incremental Amendment.
On November 22, 2019 (the "Second Incremental Effective Date"), we amended the Term Loan Credit facility agreement pursuant to the terms of the Second Incremental Amendment to the Term Loan Credit Agreement (the "Second Incremental Amendment"). Pursuant to the Second Incremental Amendment, the Company borrowed $150.0 million in aggregate principal amount of incremental term loans (the "Incremental Loans') at an original issue discount of 1.21%, increasing the aggregate principal amount of loans outstanding under the Term Loan Credit Facility on the Second Incremental Effective Date to $1,088.3 million. Per the Second Incremental Amendment, the required scheduled quarterly principal payments under the Term Loan Credit Facility increased from $2.375 million to $2.750 million commencing with the quarterly principal payment due on December 31, 2019. The terms of the Incremental Term Loans are substantially identical to the terms applicable to the initial term loans under the Term Loan Credit Facility borrowed in March 2018. There are no restrictions on the Company's use of proceeds for the Incremental Loans.
On December 18, 2019, we amended the Second Amended and Restated Credit Agreement dated March 30, 2018, which increased the capacity to issue letters of credit under the agreement from $300.0 million up to $400.0 million, including letters of credit denominated in Canadian dollars of up to $10.0 million.
See further discussion in Note 11 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
2019 New Term Loan Facility
On December 31, 2019, Delek entered into a term loan credit and guaranty agreement (the "Agreement") with Bank Hapoalim B.M. ("BHI") as the administrative agent. Pursuant to the Agreement, on December 31, 2019 Delek borrowed $40.0 million. The interest under the Agreement is equal to LIBOR plus a margin of 3.00%. The Agreement has a maturity of December 31, 2022 and requires quarterly loan amortization payments commencing March 31, 2020. Proceeds may be used for general purposes. The Agreement has an accordion feature that allows increasing the term loan to maximum size of $100.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions. Any such additional borrowings must be completed before December 31, 2021. See further discussion in Note 11 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

58 |

Management's Discussion and Analysis

A Look to the Future: Our Strategic Goals
During 2019, Delek’s leadership team built a new framework to facilitate development of the Company’s strategies and initiatives. This framework starts with the Company’s overarching objectives for the next five years, and continues to lay the foundation for our annual strategic goals:

I.	Become nationally recognized for safety and wellness leadership,

II.	Maximize return on assets through best-in-industry reliability and integrity,

III.	Improve efficiency and execution through development of systems and processes,

IV.	Identify and manage risks to improve decision making and increase profitability, and

V.	Significantly increase overall earnings.
These overarching objectives are supported by five strategic focus areas, which inform the priorities of each segment’s initiatives, as discussed below:

I.	Safety and wellness.

II.	Reliability and integrity.

III.	Systems and processes.

IV.	Risk-based decision making.

V.	Positioning for growth.
We believe that these strategic objectives and areas of focus are representative of our desire to maximize the opportunities both within and external to the organization in a way that is innovative and forward-thinking, while incorporating some of the strategies that have been essential to our story so far and are part of who we are as a company. Accordingly, these focus areas continue to provide a foundation for our 2020 strategic initiatives, which are as follows:
Related to our strategic initiatives, we have developed the following 2020 strategic initiatives:

•
Maintain and continue to enhance our safe operations and commitment to responsible corporate citizenship. A central focus is to enhance the safety across our organization. It is a core value at Delek and we work day-to-day to ingrain this into our culture. The organization is focused on Environment/Health/Safety, Employee Engagement, Community Commitment and Ethics/Governance in an effort to have safe and compliant operations for the benefit of our employees, communities, customers and shareholders.

•
Broaden our winning culture. As a growing organization, we want to develop a culture that can support its success. Our core values: Safety, Integrity, Maximize Value, Passion for Winning & Excellence, Growth Oriented and Commitment are guiding factors in the way we do business. We are investing in our people to expand our knowledge base through training, systems and processes with a goal to retain the ability to act quickly as we grow.

•
Enhance our integrated platform. Our integrated platform allows to purchase a barrel of crude oil at the wellhead, transport crude oil to our refineries to produce finished products then transport it to our retail network or third parties.  In 2019, projects such as the alkylation unit at Krotz Springs, turnaround at El Dorado, steps to improve our retail portfolio or investment in our logistics assets are all examples of the continuous effort to improve our existing platform.

59 |

Management's Discussion and Analysis

•
Diversify our business model through growth in our midstream operations. We executed initiatives in 2019 to develop our midstream operations through construction of the Big Spring Gathering System, entering into joint ventures for the Red River and Wink to Webster pipelines. Our intention is to use our cash flow and strong balance sheet to diversify our earnings mix by increasing the size of our more stable midstream business.

•
Maximize operational efficiencies. This extends to all aspects of the organization. From back office processes and systems to the operating assets in refining, logistics and retail. By safely maximizing our efficiencies, reliability and asset integrity, we should enhance our competitiveness and free cash flow generation potential. In a commodity based environment that changes quickly, we are consistently focused on executing on factors that are within our control.

•
Create organizational scalability to support growth. A challenge of a growing company is that sometimes it comes in large steps, which can stretch an organization. We are focused on developing our systems and processes, improving efficiencies and retaining knowledge within the organization to create a structure that is scalable as we grow in the future.

•
Use our financial flexibility and cash flow to create shareholder value. Delek is focused on managing the cash flow of our business to support a capital allocation program that includes: 1) returning cash to shareholders through dividends and share repurchases, 2) applying a disciplined approach to investing in our business and 3) growing through acquisitions- all of which combine to serve our overarching goal of increasing long-term value for our shareholders.

Already, we have begun working towards the achievement of our 2020 strategic initiatives as evidenced by the significant 2020 transactions highlighted below:
2020 Investment in Project Financing Joint Venture
On February 21, 2020, we, through our wholly-owned direct subsidiary Delek Energy, entered into the W2W Holdings LLC Agreement with MPLX Operations LLC ("MPLX") (collectively, with its wholly-owned subsidiaries, the "WWP Project Financing Joint Venture" or the "WWP Project Financing JV"). The WWP Project Financing JV was created for the specific purpose of obtaining financing, through its wholly-owned subsidiary W2W Finance LLC, to fund our combined capital calls resulting from and occurring during the construction period of the pipeline system under the WWP Joint Venture, and to service that debt. In connection with the arrangement, both Delek Energy and MPLX contributed their respective 15% ownership interests to the WWP Project Financing JV as collateral for and in service of the related project financing. Accordingly, distributions received from WWP through the WWP Project Financing JV will first be applied in service of the related project financing debt, with excess distributions being made to the members of the WWP Project Financing JV as provided for in the W2W Holdings LLC Agreement. The obligations of the members under the W2W Holdings LLC Agreement are guaranteed by the parents of the members of the WWP Project Financing JV (i.e., for Delek Energy, the guarantee is from Delek US Holdings, Inc.). We believe that this financing mechanism provides not only for better pricing on the strength of our combined investments and member guarantees, but that it enhances our financial position by presenting our investment in the WWP Project Financing JV net of encumbrances that are specific to that investment.
See further discussion in Notes 7 and 25 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
2020 Amendments to Supply and Offtake Agreements
In January 2020, we amended our three Supply and Offtake Agreements to convert the Baseline Step-Out Liabilities back to a market-indexed price subject to commodity price risk with corresponding changes to underlying market-based indices and certain differentials. We believe that this will reduce the need for economic commodity hedges and provide operating results that more closely correlate to current crack spreads and differentials.
See further discussion in Notes 10 and 25 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

60 |

Management's Discussion and Analysis

Market Trends

Commodity Prices
Our results of operations are significantly affected by fluctuations in the prices of certain commodities, including, but not limited to, crude oil, gasoline, distillate fuel, biofuels and natural gas and electricity, among others. Historically, our profitability has been affected by commodity price volatility, specifically as it relates to the price of crude oil and refined products. We have significant sources of WTI Midland crude because of our gathering system, and so accordingly favorable pricing of WTI Midland crude compared to other WTI crude can favorably impact our cost of materials and other and therefore our margins compared to other refiners.
The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods over the past three years. As shown in the historical graph, over the past three years WTI Midland crude prices have generally been favorable as compared to WTI Cushing, though that trend has reversed slightly in the fourth quarter 2019.

Crack Spreads
Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks and crude oil and refined products. Generally, crack spreads represent the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel.
The table below reflects the quarterly average Gulf Coast 5-3-2, 3-2-1 and 2-1-1 crack spreads for each of the quarterly periods over the past three years. As the chart illustrates, the 3-2-1 crack spread has consistently outperformed the 5-3-2 and the 2-1-1 crack spreads over the past three years. In such conditions, things being equal (i.e., near-capacity throughputs and no significant outages), our Big Spring refinery, whose benchmark is the 3-2-1 crack spread, should outperform our other refineries in terms of refining margin.

61 |

Management's Discussion and Analysis

Crack spreads are impacted by the price of refined products as compared to the price of crude oil and therefore may narrow or widen based on different trends in those market prices, or lags in one commodity pricing change versus the other. For example, the average Gulf Coast 5-3-2 crack spread per barrel remained relatively steady at $13.78 in 2019 compared to $13.21 in 2018, despite Gulf Coast price of gasoline (CBOB) decreasing 10.7%, from an average of $1.83 per gallon in 2018 to $1.63 per gallon in 2019, which indicates that decreases in feedstocks trended similarly. As a result, while, in such circumstances, total revenues for gasoline and corresponding cost of materials and other will be lower (assuming consistent volumes), refining margins would remain relatively flat year-over-year. Thus, while fluctuations in refined product prices will significantly impact our top line revenue (assuming consistent volumes), crack spread has greater direct impact on our margins.

Refined Product Prices
Our refineries produce the following products:

	Tyler Refinery	El Dorado Refinery	Big Spring Refinery	Krotz Springs Refinery
Primary Products	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, petroleum coke and sulfur	Gasoline, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, asphalt and sulfur	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, aromatics and sulfur	Gasoline, jet fuel, high-sulfur diesel, light cycle oil, liquefied petroleum gases, propylene and ammonium thiosulfate
In addition to decreases in the price of CBOB gasoline, the Gulf Coast price of High Sulfur Diesel decreased 8.3%, from an average of $1.92 per gallon in 2018 to $1.76 per gallon in 2019. The Gulf Coast price of Ultra Low Sulfur Diesel decreased 8.0% from an average of $2.05 per gallon in 2018 to $1.88 per gallon in 2019. The charts below illustrate the quarterly average prices of Gulf Coast Gasoline, U.S. High Sulfur Diesel and U.S. Ultra Low Sulfur Diesel over the past three years.

Crude Pricing Differentials
As U.S. crude oil production has increased, we have seen the discount for WTI Cushing compared to Brent widen. This generally leads to higher margins in our refineries as refined product prices are influenced by Brent crude prices and the majority of our crude supply is WTI-linked. The average discount for WTI Cushing compared to Brent increased to $7.13 during 2019 from $6.70 during 2018. We note similar historical trends when reviewing the discount for LLS compared to WTI Cushing, where the average discount increased to $5.66 during 2019 from $4.99 during 2018. Additionally, our refineries continue to have relatively greater access to WTI Midland and WTI Midland-linked crude feedstocks compared to certain of our competitors. The average discount for WTI Midland compared to WTI Cushing decreased to $0.68 during 2019 from $7.36 during 2018. As these discounts shrink or, as in the case of the WTI Midland/WTI Cushing differential, become a premium, without taking into account changes in inventory, as they did at the end of 2019, our reliance on WTI-linked crude pricing, and specifically WTI Midland crude can negatively impact our results. Conversely, as these price discounts increase, so does our competitive advantage, created by our access to WTI-linked crude oil pricing, and specifically WTI Midland crude sources through our gathering systems. The chart below illustrates the differentials of both Brent crude oil and WTI Midland crude oil as compared to WTI Cushing crude oil as well as WTI Cushing as compared to LLS over the past three years.

62 |

Management's Discussion and Analysis

RIN Volatility
Environmental regulations continue to affect our margins in the form of volatility in the costs of RINs. On a consolidated basis, we work to balance our RINs obligations in order to minimize the effect of RINs on our results. While we generate RINs in both of our refining and logistics segments through our ethanol blending and biodiesel production, our refining segment needs to purchase additional RINs to satisfy its obligations. As a result, increases in the price of RINs generally adversely affect our results of operations. It is not possible at this time to predict with certainty what future volumes or costs may be, but given the volatile price of RINs, the cost of purchasing sufficient RINs could have an adverse impact on our results of operations if we are unable to recover those costs in the price of our refined products. The chart below illustrates the volatile nature of the price for RINs over the past three years.

63 |

Management's Discussion and Analysis

Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions):

Summary Statement of Operations Data	Year Ended December 31,
	2019	2018(1)(2)
Net revenues	$9,298.2	$10,233.1
Total operating costs and expenses	8,805.9	9,621.2
Operating income	492.3	611.9
Total non-operating expenses, net	89.6	126.4
Income from continuing operations before income tax expense	402.7	485.5
Income tax expense	71.7	101.9
Income from continuing operations, net of tax	331.0	383.6
Income (loss) from discontinued operations, net of tax	5.2	(8.7)
Net income	336.2	374.9
Net income attributed to non-controlling interests	25.6	34.8
Net income attributable to Delek	$310.6	$340.1
(1) Statement of operations data for the year ended December 31, 2018 reflects a $5.5 million adjustment to increase income tax expense related to the establishment of a valuation allowance on deferred tax assets and to decrease net income and net income attributable to Delek, and reducing basic and diluted income per share by $0.07 and $0.06, respectively, that were not reflected in the Earnings Release furnished as Exhibit 99.1 to the Form 8-K filed with the SEC on February 20, 2019. Such adjustment had no impact on adjusted net income or adjusted net income per share (as defined in the Earnings Release). See further discussion in Notes 15 and 23 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(2) Statement of operations data for the year ended December 31, 2018 includes a $60.7 million adjustment to increase net revenues and cost of materials and other to record a correction of an intercompany elimination that was not reflected in the February 20, 2019 Earnings Release. Such amounts are not considered material to the financial statements and had no impact to operating income, segment contribution margin or net income.

We report operating results in three reportable segments:

•	Refining

•	Logistics

•	Retail
Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.

64 |

Management's Discussion and Analysis

Results of Operations
Consolidated Results of Operations — Comparison of the Year Ended December 31, 2019 versus the Year Ended December 31, 2018
Net Income
Consolidated net income for the year ended December 31, 2019 was $336.2 million compared to $374.9 million for the year ended December 31, 2018. Consolidated net income attributable to Delek for the year ended December 31, 2019 was $310.6 million, or $4.10 per basic share, compared to $340.1 million, or $4.11 per basic share, for the year ended December 31, 2018. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
We generated net revenues of $9,298.2 million and $10,233.1 million during the years ended December 31, 2019 and 2018, respectively, a decrease of $934.9 million, or 9.1%. The decrease in net revenues was primarily due to the following factors:

•	in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 10.7%, ULSD of 8.0%, and High-Sulfur diesel ("HSD") of 8.3%, partially offset by increase in sales volumes; and

•
in our logistics segment, decreases in the average volume sold and sales prices per gallon of gasoline and diesel sold in our West Texas marketing operations, where the average sales prices per gallon of gasoline and diesel sold decreased $0.14 per gallon and $0.22 per gallon, respectively.

Operating Costs and Expenses
Cost of Materials and Other
Cost of materials and other was $7,657.2 million for the year ended December 31, 2019, compared to $8,560.5 million for 2018, a decrease of $903.3 million, or 10.6%. The net decrease in cost of materials and other primarily related to the following factors:

•
a decrease in the cost of crude oil feedstocks at the refineries including a decrease in the cost of WTI Cushing crude oil from an average of $65.20 per barrel to an average of $56.99, and a decrease in the cost of WTI Midland crude oil from an average of $57.84 per barrel to an average of $56.31 per barrel;

•	a decrease in RIN expense where ethanol RIN prices averaged $0.17 per RIN compared to $0.31 per RIN in the prior year period;

•
a decrease in average volumes sold and the cost of refined products in the logistics segment where the average cost per gallon of gasoline and diesel purchased decreased $0.15 per gallon and $0.19 per gallon, respectively;

•	an increase in hedging gains to $22.8 million recognized during 2019 compared to a loss of $0.8 million recognized during 2018; and

•	the reenactment of the BTC in December 2019 for the 2018 and 2019 periods which resulted in a benefit of $78.0 million during 2019.
Such decreases were partially offset by:

•
a prior period benefit of approximately $115.5 million related to a combination of the 2017 RINs waivers and a biodiesel tax credit recognized during 2018, whereas 2018 RIN Waivers provided a benefit of $20.7 million in 2019.

Operating Expenses
Operating expenses (included in both cost of sales and other operating expenses) were $682.2 million for the year ended December 31, 2019 compared to $645.0 million in 2018, an increase of $37.2 million, or 5.8%. The increase in operating expenses was primarily driven by the following:

•	higher employee related costs primarily across our refining and logistics segment;

•	higher contract services in our refining and logistics segments; and

•
a $16.0 million reduction of operating expenses in 2018 attributed to recoveries received from the settlement of disputed indemnification matters related to environmental obligations and asset retirement obligations at the Bakersfield refinery.

Such increases were partially offset by:

•	reductions in maintenance expense and variable expenses in our refining segment; and

•	decrease in retail operating expenses due to reduction in number of stores.

65 |

Management's Discussion and Analysis

General and Administrative Expenses
General and administrative expenses were $274.7 million for the year ended December 31, 2019 compared to $247.6 million in 2018, an increase of $27.1 million, or 10.9%. The increase was primarily driven by the following factors:

•	an increase in employee costs driven by higher equity-based compensation and increased headcount;

•	increases in legal and audit costs associated with various acquisition, investment, litigation and dispute matters;

•	increases in property and other taxes;

•	increases in supplies expenses for subscriptions and office related costs; and

•	increases for various outside service costs.

Depreciation and Amortization
Depreciation and amortization (included in both cost of sales and other operating expenses) was $194.3 million and $199.4 million for the years ended December 31, 2019 and 2018, respectively, a decrease of $5.1 million, or 2.6%.

Other Operating Income, Net
Other operating income, net was $2.5 million and $31.3 million for the years ended December 31, 2019 and 2018, respectively, a decrease of $28.8 million partially due to lower net gains associated with our Canadian crude trading operations during 2019 compared to 2018.

Non-Operating Expenses
Interest Expense
Interest expense was $131.1 million in the year ended December 31, 2019, compared to $125.9 million for 2018, an increase of $5.2 million, or 4.1%. The increase was primarily driven by the following:

•
an increase in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $321.6 million (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Results from Equity Method Investments
We recognized income from equity method investments of $34.3 million for the year ended December 31, 2019, compared to $9.7 million for the year ended December 31, 2018, an increase of $24.6 million. This increase was primarily driven by the following:

•	an increase in income from our asphalt joint venture from $3.4 million during 2018 to $15.2 million during 2019;

•	the addition of the Red River Pipeline Joint Venture in May 2019 which contributed income of $8.4 million in 2019; and

•	an increase in income from our other logistics joint ventures from $6.2 million during 2018 to $11.5 million during 2019.

Other Non-Operating Expenses, Net
During the year ended December 31, 2018, we incurred certain infrequently occurring expenses/charges that were not incurred during the year ended December 31, 2019. These included a $9.1 million loss on extinguishment of debt related to the Refinancing and an impairment loss on assets held for sale totaling approximately $27.5 million related to the asphalt assets held for sale. These charges were partially offset by a realized gain on the sale of certain asphalt assets totaling $13.3 million, including a gain on the sale of an asphalt equity method investment. See Notes 8 and 11 of the consolidated financial statements in Item 15, Exhibits and Financial Statement Schedules, for additional information.

Income Taxes
Income tax expense decreased $30.2 million during the years ended December 31, 2019 compared to the same period for 2018, primarily driven by the following:

•	pre-tax income of $402.7 million compared to $485.5 million for the years ended December 31, 2019 and 2018, respectively;

66 |

Management's Discussion and Analysis

•	a decrease in our effective tax rate which was 17.8% compared to 21.0% for the years ended December 31, 2019 and 2018, respectively, primarily due to the following:

◦	the 2019 recognition of the BTC receivable, the majority of which is non-taxable; and

◦	discrete adjustments that were reported during 2018 for the following:

▪	tax expense associated with the impairment of assets held for sale; and

▪
changes in valuation allowance attributable to the book-tax basis differences from the Big Spring Logistic Asset Acquisition (See Note 6 of our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K).

A detailed discussion of the fiscal year 2018 compared to year-over-year changes from fiscal year 2017 can be found in Part II, Item 7, Management's Discussion and Analysis, "Results of Operations", of our 2018 Annual Report on Form 10-K, as amended and filed on June 27, 2019.

67 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

Refining Segment Margins
	Year Ended December 31,
	2019	2018
Net revenues	$8,798.5	$9,610.4
Cost of materials and other	7,544.5	8,279.9
Refining Margin	1,254.0	1,330.5
Operating expenses (excluding depreciation and amortization)	492.4	465.4
Contribution margin	$761.6	$865.1
Contribution margin percentage	8.7%	9.0%

Factors Impacting Refining Profitability
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
Additionally, our margins are impacted by the pricing differentials of the various types and sources of crude oil we use at our refineries and their relation to product pricing. Our crude slate is predominantly comprised of WTI crude oil. Therefore, favorable differentials of WTI compared to other crude will favorably impact our operating results, and vice versa. Additionally, because of our gathering system presence in the Midland area and the significant source of crude specifically from that region into our network, a widening of the WTI Cushing less WTI Midland spread will favorably influence the operating margin for our refineries. Alternatively, a narrowing of this differential will have an adverse effect on our operating margins. Global product prices are influenced by the price of Brent crude which is a global benchmark crude. Global product prices influence product prices in the U.S. As a result, our refineries are influenced by the spread between Brent crude and WTI Midland. The Brent less WTI Midland spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of WTI Midland crude oil. A widening of the spread between Brent and WTI Midland will favorably influence our refineries' operating margins. Also, the Krotz Springs refinery is influenced by the spread between Brent crude and LLS. The Brent less LLS spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of LLS crude oil. A discount in LLS relative to Brent will favorably influence the Krotz Springs refinery operating margin.
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

68 |

Management's Discussion and Analysis

Refinery Statistics
	Year Ended December 31,
	2019	2018
Tyler, TX Refinery
Days in period	365	365
Total sales volume - refined product (average barrels per day) (1)	76,178	78,658
Products manufactured (average barrels per day):
Gasoline	40,801	42,138
Diesel/Jet	30,673	30,035
Petrochemicals, LPG, NGLs	2,798	2,564
Other	1,554	1,665
Total production	75,826	76,402
Throughput (average barrels per day):
Crude Oil	70,516	70,041
Other feedstocks	5,873	6,770
Total throughput	76,389	76,811
Per barrel of refined product sales:
Tyler refining margin	$14.09	$11.88
Operating expenses	$3.91	$3.64
Crude Slate: (% based on amount received in period)
WTI crude oil	89.0%	83.0%
East Texas crude oil	11.0%	16.3%
Other	—%	0.7%

El Dorado, AR Refinery
Days in period	365	365
Total sales volume - refined product (average barrels per day) (1)	62,420	71,381
Products manufactured (average barrels per day):
Gasoline	27,712	33,718
Diesel	20,753	24,609
Petrochemicals, LPG, NGLs	872	1,228
Asphalt	5,533	5,179
Other	735	732
Total production	55,605	65,466
Throughput (average barrels per day):
Crude Oil	54,420	65,615
Other feedstocks	1,576	1,313
Total throughput	55,996	66,928
Per barrel of refined product sales:
El Dorado refining margin	$7.38	$8.64
Operating expenses	$5.73	$5.22
Crude Slate: (% based on amount received in period)
WTI crude oil	49.9%	58.6%
Local Arkansas crude oil	23.1%	21.2%
Other	27.0%	20.2%

69 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Year Ended December 31, 2019		Year Ended December 31, 2018
Big Spring, TX Refinery
Days in period	365		365
Total sales volume - refined product (average barrels per day) (1)	76,413		74,721
Products manufactured (average barrels per day):
Gasoline	36,352		36,596
Diesel/Jet	27,602		26,660
Petrochemicals, LPG, NGLs	3,746		3,646
Asphalt	1,870		1,855
Other	1,327	—	1,339
Total production	70,897		70,096
Throughput (average barrels per day):
Crude oil	72,039		67,978
Other feedstocks	(453)		1,533
Total throughput	71,586		69,511
Per barrel of refined product sales:
Big Spring refining margin	$13.69		$18.44
Operating expenses	$4.35		$4.20
Crude Slate: (% based on amount received in period)
WTI crude oil	75.5%		73.8%
WTS crude oil	24.5%		26.2%

Krotz Springs, LA Refinery
Days in period	365		365
Total sales volume - refined product (average barrels per day) (1)	70,511		78,902
Products manufactured (average barrels per day):
Gasoline	35,026		36,729
Diesel/Jet	28,049		31,459
Heavy Oils	1,131		1,216
Petrochemicals, LPG, NGLs	4,647		7,224
Other	26		—
Total production	68,879		76,628
Throughput (average barrels per day):
Crude Oil	67,943		73,171
Other feedstocks	(366)		2,211
Total throughput	67,577		75,382
Per barrel of sales:
Krotz Springs refining margin	$10.16		$9.48
Operating expenses	$4.46		$3.84
Crude Slate: (% based on amount received in period)
WTI Crude	72.0%		61.3%
Gulf Coast Sweet Crude	28.0%		38.7%

(1)	Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.

70 |

Management's Discussion and Analysis

Included in the refinery statistics above are the following inter-refinery and sales to other segments:

Inter-refinery Sales
	Year Ended December 31,
(in barrels per day)	2019	2018

Tyler refined product sales to other Delek refineries	894	824
El Dorado refined product sales to other Delek refineries	5,039	4,583
Big Spring refined product sales to other Delek refineries	990	554
Krotz Springs refined product sales to other Delek refineries	9,734	19,644

Refinery Sales to Other Segments
	Year Ended December 31,
(in barrels per day)	2019	2018

Tyler refined product sales to other Delek segments	252	986
El Dorado refined product sales to other Delek segments	83	562
Big Spring refined product sales to other Delek segments	25,223	25,661
Krotz Springs refined product sales to other Delek segments	462	—

Pricing Statistics (average for the period presented)
	Year Ended December 31,
	2019	2018

WTI — Cushing crude oil (per barrel)	$56.99	$65.20
WTI — Midland crude oil (per barrel)	$56.31	$57.84
WTS — Midland crude oil (per barrel)	$56.27	$57.43
LLS (per barrel)	$62.65	$70.19
Brent crude oil (per barrel)	$64.14	$71.69

U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$13.78	$13.21
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$16.71	$16.63
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$9.90	$9.58

U.S. Gulf Coast Unleaded Gasoline (per gallon)	$1.63	$1.83
Gulf Coast Ultra low sulfur diesel (per gallon)	$1.88	$2.05
U.S. Gulf Coast high sulfur diesel (per gallon)	$1.76	$1.92
Natural gas (per MMBTU)	$2.53	$3.07

(1)
For our Tyler and El Dorado refineries, we compare our per barrel refining product margin to the Gulf Coast 5-3-2 crack spread consisting of WTI Cushing crude, U.S. Gulf Coast CBOB and U.S. Gulf Coast Pipeline No. 2 heating oil (high sulfur diesel). For our Big Spring refinery, we compare our per barrel refined product margin to the Gulf Coast 3-2-1 crack spread consisting of WTI Cushing crude, Gulf Coast 87 Conventional gasoline and Gulf Coast ultra low sulfur diesel, and for our Krotz Springs refinery, we compare our per barrel refined product margin to the Gulf Coast 2-1-1 crack spread consisting of LLS crude oil, Gulf Coast 87 Conventional gasoline and U.S. Gulf Coast Pipeline No. 2 heating oil (high sulfur diesel). The Tyler refinery's crude oil input is primarily WTI Midland and east Texas, while the El Dorado refinery's crude input is primarily combination of WTI Midland, local Arkansas and other domestic inland crude oil. The Big Spring refinery’s crude oil input is primarily comprised of WTS and WTI Midland. The Krotz Springs refinery’s crude oil input is primarily comprised of LLS and WTI Midland. The Big Spring and Krotz Springs refineries were acquired July 1, 2017 as part of the Delek/Alon Merger, so Gulf Coast 3-2-1 and 2-1-1 crack spreads, LLS and WTS statistics are presented only for the period Delek owned these refineries.

71 |

Management's Discussion and Analysis

Refining Segment Operational Comparison of the Year Ended December 31, 2019 versus the Year Ended December 31, 2018
Net Revenues
Net revenues for the refining segment decreased $811.9 million, or 8.4%, in the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was primarily driven by the following:

•	decreases in the average price of U.S. Gulf Coast gasoline of 10.7%, ULSD of 8.0%, and HSD of 8.3%; and

•
decreases in sales volume of refined product totaling 9.0 million barrels due to decreases in sales volumes across all four refineries primarily resulting from unit outages and planned downtime, offset by a 9.6 million barrel increase in purchased product sales across all four refineries primarily to compensate for production shortfalls.

Net revenues included sales to our retail segment of $379.6 million and $438.2 million, sales to our logistics segment of $278.3 million and $349.0 million and sales to our other segment of $44.7 million and $51.8 million for the years ended December 31, 2019 and 2018, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Cost of materials and other decreased $735.4 million, or 8.9%, in the year ended December 31, 2019 compared to the year ended December 31, 2018. This decrease was primarily driven by the following:

•	a decrease in refined product sales volume across all refineries;

•	a decrease in the cost of WTI Cushing crude oil from an average of $65.20 per barrel for 2018 to an average of $56.99 during 2019;

•	a decrease in the cost of WTI Midland crude oil, from an average of $57.84 per barrel for 2018 to an average of $56.31 during 2019;

•	the net reversal benefit (expense) of $52.3 million related to inventory valuation reserves recognized during 2019 compared to $(51.3) million recognized during 2018; and

•	the reenactment of the BTC in December 2019 for the 2018 and 2019 periods which resulted in a benefit of $78.0 million during 2019.
These decreases were partially offset by the following:

•
a prior period benefit of approximately $115.5 million related to a combination of the 2017 RIN Waivers and a biodiesel tax credit recognized during the year ended December 31, 2018, whereas 2018 RIN Waivers provided a benefit of $20.7 million the same period of 2019.

72 |

Management's Discussion and Analysis

Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These fees were $218.0 million and $200.4 million during the years ended December 31, 2019 and 2018, respectively. We eliminate these intercompany fees in consolidation.

Refining Margin
Refining margin decreased by $76.5 million, or 5.7%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, with a refining margin percentage of 14.3% as compared to 13.8% for the years ended December 31, 2019 and 2018, respectively, primarily driven by the following:

•
a narrowing of the discount between WTI Midland crude oil and Brent crude oil where, during the year ended December 31, 2019, the WTI Midland crude oil differential to Brent crude oil was an average discount of $7.83 per barrel compared to $13.85 per barrel during the same period of 2018;

•	a narrowing of the average WTI Cushing crude oil and WTS crude oil to $0.72 during the year ended December 31, 2019, compared to $7.77 during the same period of 2018;

•
a narrowing of the discount between WTI Midland crude oil compared to WTI Cushing where, during the year ended December 31, 2019, the average WTI Midland crude oil differential to WTI Cushing crude oil was $0.68 per barrel compared to $7.36 during the year ended December 31, 2018; and

•
a prior period benefit of approximately $115.5 million related to a combination of the 2017 RIN Waivers and a biodiesel tax credit recognized during the year ended 2018, whereas 2018 RIN Waivers provided a benefit of $20.7 million the same period of 2019.

These decreases were partially offset by the following:

•	a 4.3% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery);

•	a 0.5% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery);

•	a 3.3% improvement in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery);

•	the net reversal benefit (expense) of $52.3 million related to inventory valuation reserves recognized during 2019 compared to $(51.3) million recognized during 2018;

•	the $78.0 million benefit attributable to the BTC reenactment; and

•	the benefit attributable to the decrease in RIN prices.

73 |

Management's Discussion and Analysis

Operating Expenses
Operating expenses increased $27.0 million, or 5.8%, in the year ended December 31, 2019, compared to year ended December 31, 2018. The increase in operating expenses was primarily driven by the following:

•	an overall net increase of $18.1 million in outside services costs across the Tyler, Big Spring and Krotz Springs refineries primarily related to various unit outages and project studies;

•	an increase in employee related costs of $7.9 million across all four refineries;

•
a $16.0 million reduction of expenses in 2018 attributed to recoveries received from the settlement of disputed indemnification matters related to environmental obligations and asset retirement obligations at the Bakersfield refinery;

•	an offsetting decrease of $10.4 million in variable expenses, primarily due to reduced production; and

•	offsetting reductions in repairs and maintenance expense at the El Dorado, Krotz Springs and Big Spring refineries.

74 |

Management's Discussion and Analysis

Contribution Margin
Contribution margin decreased by $103.5 million, or a 0.3% decline in contribution margin percentage, for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by the following:

•	a narrowing of the discount between WTI Cushing and WTS crude oil compared to the prior-year period;

•	a narrowing of the discount between WTI Midland and WTI Cushing compared to the prior-year period;

•	increase in operating expenses across all refineries; and

•
a prior period benefit of approximately $115.5 million related to a combination of the 2017 RINs waivers and a biodiesel tax credit recognized during 2018, whereas 2018 RIN Waivers provided a benefit of $20.7 million the same period of 2019.

These decreases were partially offset by the following:

•
an overall improvement in crack spreads: a 3.3% improvement in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery), a 4.3% improvement in the 5-3-2 crack spread (the primary measure for the Tyler and El Dorado refineries) and a 0.5% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery);

•	the net reversal benefit (expense) of $52.3 million related to inventory valuation reserves recognized during 2019 compared to $(51.3) million recognized during 2018;

•	the $78.0 million benefit attributable to BTC reenactment; and

•	the benefit attributable to the decrease in RIN prices.

75 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Logistics Contribution Margin and Operating Information
	Year Ended December 31,
	2019	2018
Net revenues	$584.0	657.6
Cost of materials and other	336.5	429.1
Operating expenses (excluding depreciation and amortization)	74.1	58.7
Contribution margin	$173.4	$169.8
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	74,206	77,487
Big Spring wholesale marketing throughputs (average bpd) (2)	82,695	81,117
West Texas wholesale marketing throughputs (average bpd)	11,075	13,323
West Texas wholesale marketing margin per barrel	$4.44	$5.57
Terminalling throughputs (average bpd) (3)	160,075	161,284
Throughputs (average bpd):
Lion Pipeline System:
Crude pipelines (non-gathered)	42,918	51,992
Refined products pipelines to Enterprise Systems	37,716	45,728
SALA Gathering System	21,869	16,571
East Texas Crude Logistics System	19,927	15,696
(1) Excludes jet fuel and petroleum coke.
(2) Throughputs for the year ended December 31, 2018 are for the 306 days we marketed certain finished products produced at or sold from the Big Spring refinery following execution of the Big Spring Marketing Agreement, effective March 1, 2018, as defined in Note 6 to our accompanying consolidated financial statements.
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

76 |

Management's Discussion and Analysis

Logistics Segment Operational Comparison of the Year Ended December 31, 2019 versus the Year Ended December 31, 2018
Net Revenues
Net revenues decreased by $73.6 million, or 11.2%, in the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily driven by the following:

•	decreases in the average volumes sold and in the average sales prices per gallon of gasoline and diesel in our West Texas marketing operations.

◦	the average volumes of gasoline and diesel sold in 2019 and 2018 decreased by 14.3 million gallons and 21.8 million gallons, respectively.

◦	the average sales prices per gallon of gasoline and diesel sold in 2019 and 2018 decreased by $0.14 per gallon and $0.22 per gallon, respectively.
Such decreases were partially offset by the following events:

•
increased revenues associated with the assets we acquired in the Big Spring Logistic Assets Acquisition, which we owned for the entirety of the year ended December 31, 2019 compared to ten months during the year ended December 31, 2018;

•
increased revenues associated with our Paline Pipeline as a result of increased rates and a change in the fee structure from the year ended December 31, 2018, during which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee, compared to the year ended December 31, 2019, during which the pipeline was subject to a FERC tariff;

•
increased revenues associated with the gathering assets as a result of increased throughput due to diversification of market locations during the year ended December 31, 2019 compared to the year ended December 31, 2018; and

•	increased revenues associated with our trucking assets.
Net revenues included sales to our refining segment of $254.9 million and $236.0 million for the years ended December 31, 2019 and 2018, respectively, and sales to our other segment of $6.1 million and $4.8 million for the years ended December 31, 2019 and 2018, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Cost of materials and other for the logistics segment decreased by $92.6 million, or 21.6%, in the year ended December 31, 2019 compared to the year ended December 31, 2018. This decrease was primarily driven by the following:

•	decreases in the average volumes sold and in average cost per gallon of gasoline and diesel sold in our West Texas marketing operations.

◦	the average volumes of gasoline and diesel sold in 2019 and 2018 decreased by 14.3 million gallons and 21.8 million gallons, respectively.

◦	the average cost per gallon of gasoline and diesel sold in 2019 and 2018 decreased by $0.15 per gallon and $0.19 per gallon, respectively.
Our logistics segment purchased product from our refining segment of $278.3 million and $349.0 million for the years ended December 31, 2019 and 2018, respectively. We eliminate these intercompany costs in consolidation.

77 |

Management's Discussion and Analysis

Operating Expenses
Operating expenses increased by $15.4 million, or 26.2%, in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by the following:

•	costs in the amount of $7.1 million associated with the clean-up of a finished product release involving one of our pipelines that occurred in October 2019 near Sulphur Springs, Texas;

•	higher operating costs associated with allocated contract services pertaining to certain of our assets; and

•	higher employee costs allocated to us as a result of an increase in allocated employee headcount in various operational groups as Delek Logistics continues to experience growth.
These increases were partially offset by:

•	decreases in variable expenses such as utilities, maintenance and material costs.

Contribution Margin
Contribution margin increased by $3.6 million, or 2.1%, in the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by the following:

•	increases in revenue generated under the agreements executed in connection with the Big Spring Logistic Assets Acquisition; and

•	increase in revenue associated with the gathering assets.
Such increases were partially offset by the following:

•	higher operating expenses; and

•	decreases in the volumes combined with a $1.13 decrease in gross margin per barrel of gasoline and diesel sold in our West Texas marketing operations.

78 |

Management's Discussion and Analysis

Retail Segment
The tables below sets forth certain information concerning our retail segment operations (gross sales $ in millions):

Retail Contribution Margin and Operating Information
	Year Ended December 31, 2019	Year Ended December 31, 2018
Net revenues	$838.0	915.4
Cost of materials and other	684.7	755.8
Operating expenses (excluding depreciation and amortization)	94.8	100.7
Contribution margin	$58.5	$58.9

Operating Information
	Year Ended December 31, 2019	Year Ended December 31, 2018
Number of stores (end of period)	252	279
Average number of stores	266	295
Retail fuel sales	$524.9	$571.6
Retail fuel sales (thousands of gallons)	214,094	217,118
Average retail gallons per average number of stores (in thousands)	827	801
Average retail sales price per gallon sold	$2.45	$2.63
Retail fuel margin ($ per gallon)(1)	$0.276	$0.239
Merchandise sales	$313.1	$339.0
Merchandise sales per average number of stores	$1.2	$1.1
Merchandise margin %	30.8%	30.9%

Same-Store Comparison (2)
Year Ended December 31, 2019

Change in same-store retail fuel gallons sold	2.9%
Change in same-store merchandise sales	(1.0)%

(1)
Retail fuel margin represents gross margin on fuel sales in the retail segment, and is calculated as retail fuel sales revenue less retail fuel cost of sales. The retail fuel margin per gallon calculation is derived by dividing retail fuel margin by the total retail fuel gallons sold for the period.

(2)
Same-store comparisons include year-over-year increases or decreases in specified metrics for stores that were in service at both the beginning of the year and the end of the most recent year used in the comparison.

79 |

Management's Discussion and Analysis

Retail Segment Operational Comparison of the Year Ended December 31, 2019 versus the Year Ended December 31, 2018

Net Revenues
Net revenues for the retail segment decreased by $77.4 million, or 8.5%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by the following:

•	total fuel sales were $524.9 million for the year ended December 31, 2019 compared to $571.6 million for 2018, attributable to the following:

◦	$22.8 million decrease related to reduction in number of stores period over period;

◦	a $0.18 decrease in average price charged per gallon; and

◦
a slight decrease in total retail fuel gallons sold of 214,094 thousand gallons during 2019 compared to 217,118 thousand gallons in 2018, attributable to a decrease in volumes associated with the reduction in average number of stores period over period offset by same-store sales growth in fuel volumes of 2.9%.

•	merchandise sales were $313.1 million for the year ended December 31, 2019 compared to $339.0 million for 2018 primarily driven by the following:

◦	$23.0 million decrease related to reduction in number of stores period over period; and

◦	a same-store sales decrease of 1.0%.

80 |

Management's Discussion and Analysis

Cost of Materials and Other
Cost of materials and other for the retail segment decreased by $71.1 million, or 9.4%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by the following:

•	$39.4 million decrease due to reduction in number of stores period over period; and

•	a decrease in average cost per gallon of $0.21 or 9.0% applied to fuel sales volumes that decreased slightly period over period.
Our retail segment purchased finished product from our refining segment of $379.6 million and $438.2 million for the years ended December 31, 2019 and 2018, respectively. We eliminate this intercompany cost in consolidation.

Operating Expenses
Operating expenses for the retail segment decreased by $5.9 million, or (5.9)%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This decrease is primarily attributable to a decrease in operating costs associated with the reduction in the number of stores.

Contribution Margin
Contribution margin for the retail segment decreased by $0.4 million, a 0.7% decline in contribution margin percentage, for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily driven by a reduction in merchandise margin, partially offset by a $0.037 per gallon improvement in the retail fuel margin.

81 |

Management's Discussion and Analysis

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are

•	cash generated from our operating activities;

•	borrowings under our debt facilities; and

•	potential issuances of additional equity and debt securities.
At December 31, 2019 our total liquidity amounted to $1.9 billion comprised of $660.2 million in unused credit commitments under the Delek Revolving Credit Facility, $261.6 million in unused credit commitments under the DKL Credit Facility and $955.3 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay minimum quarterly cash distributions and operational capital expenditures and expect the same in the foreseeable future. Other funding sources including issuance of equity and debt securities have been utilized to meet our funding requirements and support our growth capital projects and acquisitions. In addition we have historically been able to source funding at terms that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at terms that are sustainable and profitable for the Company. However, there can be no assurances regarding the availability of any future debt or equity financings or whether such financings can be made available on terms that are acceptable to us.
We believe we have sufficient financial resources from the above sources to meet our funding requirements in the next 12 months, including working capital requirements, minimum quarterly cash distributions and capital expenditures. At times, we may consider utilizing other financing agreements including entering into Joint Venture agreements.
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Year Ended December 31,
	2019	2018
Cash Flow Data:
Operating activities	$575.2	$560.3
Investing activities	(691.3)	(125.3)
Financing activities	(7.9)	(297.6)
Net (decrease) increase	$(124.0)	$137.4

Cash Flows from Operating Activities
Net cash provided by operating activities was $575.2 million for the year ended December 31, 2019, compared to $560.3 million for the comparable period of 2018. Net cash provided by operating activities for 2018 was net of cash used by discontinued operations of $30.1 million. Net cash provided by operating activities from continuing operations in 2018 was $590.4 million resulting in a $15.2 million decrease when compared to net cash provided by operating activities from continuing operations for 2019. Cash receipts from customers and cash payments to suppliers and for salaries decreased resulting in a net $28.2 million decrease in cash from operating activities mainly due to a decline in the volume of refined product sold. Additionally, cash paid for debt interest increased by $6.1 million. This decrease was partially offset by a $9.7 million decrease in cash paid for taxes and a $15.1 million increase in cash received for dividends.
Cash Flows from Investing Activities
Net cash used in investing activities was $691.3 million for the year ended December 31, 2019, compared to $125.3 million in the comparable period of 2018. The increase in cash flows used in investing activities was primarily due to an increase in cash purchases of property, plant and equipment expenditures related to turnaround activities, which increased from $322.0 million in 2018, to $413.0 million in 2019, and a $267.2 million increase in equity method investment contributions in the current year, $124.7 million of which related to our obtaining a 33% membership interest in Red River in May 2019 and $126.7 million of which related to our obtaining a 15% interest in the WWP in July 2019. Also contributing to this increase was the sale of asphalt assets and discontinued operations in 2018, for which we received proceeds of $110.8 million and $55.5 million, respectively.
Cash Flows from Financing Activities
Net cash used in financing activities was $7.9 million for the year ended December 31, 2019, compared to $297.6 million in the comparable 2018 period. Contributing to this decrease was a decrease in repurchase of common stock to $178.1 million for the year ended December 31, 2019 compared to $365.3 million in the comparable 2018 period, a decrease in repayments of product financing arrangements to $22.2 million for the

82 |

Management's Discussion and Analysis

year ended December 31, 2019 compared to $72.4 million in the comparable 2018 period, an increase in term loan net proceeds of $399.7 million for the year ended December 31, 2019 compared to term loan net payments of $135.7 million in the comparable 2018 period, as well as proceeds from product financing arrangements of $40.8 million during the year ended December 31, 2019; there were no such proceeds in the comparable 2018 period. The decrease in net cash used by financing activities was partially offset by the decrease in net proceeds received during 2019 from long-term revolvers due to completion of the Refinancing transaction as well as the additional borrowings used to fund the Big Spring Logistic Assets Acquisition during the year ended December 31, 2018. We made net payments on long-term revolvers of $118.3 million during 2019 compared to proceeds received of $444.8 million in 2018.
Debt Overview
As of December 31, 2019, we had total indebtedness of approximately $2,067.1 million comprised of $1,069.5 million under the Term Loan Credit Facility, $588.4 million under the Delek Logistics Credit Facility, $244.7 million in Delek Logistics Notes, $30.0 million under the Revolving Credit Facility, $50.0 million under the Reliant Revolver, $45.0 million in Promissory Notes and the $39.5 million Hapoalim Term Loan. The increase of $283.8 million compared to the balance at December 31, 2018 resulted primarily from the additional borrowings under the Term Loan Credit Facility and the Delek Logistics Credit Facility in 2019.
On March 30, 2018, Delek entered into a term loan credit agreement with Wells Fargo Bank, National Association, as administrative agent, and certain subsidiaries of Delek as guarantors, providing for a senior secured term loan facility in an amount of $700.0 million (the "Term Loan Credit Facility") which was amended on May 22, 2019 to borrow $250.0 million in incremental term loans at an original issue discount of 0.75%, and again on November 12, 2019 to borrow an additional $150.0 million in incremental term loans at an original issue discount of 1.21%. In addition to the Term Loan Credit Facility, on March 30, 2018 we also entered into a second amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent and certain subsidiaries of Delek as guarantors, providing for a senior secured asset-based revolving credit facility with commitments of $1.0 billion (the "Revolving Credit Facility" and, together with the Term Loan Credit Facility, the "New Credit Facilities").
On December 18, 2019, we amended the Revolving Credit Facility to increase the letter of credit sub-limit under the facility from $300.0 million to $400.0 million, including letters of credit denominated in Canadian dollars of up to $10.0 million.
The Revolving Credit Facility will mature and the commitments thereunder will terminate on March 30, 2023. The Term Loan Credit Facility matures on March 30, 2025 and requires scheduled quarterly principal payments on the last business day of the applicable quarter which, as of December 31, 2019, were $2.75 million. Additionally, the Term Loan Credit Facility requires prepayments by Delek with the net cash proceeds from certain debt incurrences, asset dispositions and insurance or condemnation events with respect to Delek’s assets, subject to certain exceptions, thresholds and reinvestment rights. The Term Loan Credit Facility also requires annual prepayments with a variable percentage of Delek’s excess cash flow, ranging from 50% to 0% depending on Delek’s consolidated fiscal year end secured net leverage ratio. Delek may also make voluntarily prepayments under the Term Loan Credit Facility at any time, subject to a prepayment premium of 1.0% in connection with certain customary repricing events that may occur within six months after the Second Incremental Effective Date, with no premium applied after six months.
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
The Revolving Credit Facility is secured by a first priority lien over substantially all of Delek’s and each guarantor's receivables, inventory, RINs, instruments, intercompany loan receivables, deposit and securities accounts and related books and records and certain other personal property, subject to certain customary exceptions (the "Revolving Priority Collateral"), and a second priority lien over substantially all of Delek's and each guarantor's other assets, including all of the equity interests of any subsidiary held by Delek or any guarantor (other than equity interests in certain MLP Subsidiaries) subject to certain customary exceptions, but excluding real property (such real property and equity interests, the "Term Priority Collateral").
The Term Loan Credit Facility is secured by a first priority lien on the Term Priority Collateral and a second priority lien on the Revolving Priority Collateral. Certain excluded assets are not included in the Term Priority Collateral and the Revolving Priority Collateral.
At December 31, 2019, the weighted average borrowing rate under the Revolving Credit Facility was 5.0% and was comprised entirely of a base rate borrowing and the principal amount outstanding thereunder was $30.0 million. Additionally, there were letters of credit issued of approximately $309.8 million as of December 31, 2019 under the Revolving Credit Facility. Unused credit commitments under the Revolving Credit Facility, as of December 31, 2019, were approximately $660.2 million.
At December 31, 2019, the weighted average borrowing rate under the Term Loan Credit Facility was approximately 4.05% comprised entirely of a LIBOR borrowing and the principal amount outstanding thereunder was $1,085.5 million. As of December 31, 2019, the effective interest rate related to the Term Loan Credit Facility was 4.37%.
On December 31, 2019, Delek entered into a term loan credit and guaranty agreement with BHI as the administrative agent. Pursuant to the Agreement, Delek borrowed $40.0 million (the"BHI Term Loan"). The interest rate under the Agreement is equal to LIBOR plus a margin of 3.00%. The Agreement has a maturity of December 31, 2022 and requires quarterly loan amortization payments of $0.1 million, commencing March 31, 2020. Proceeds may be used for general corporate purposes. The Agreement has an accordion feature that allows increasing the term loan to maximum size of $100.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions. Any such additional borrowings must be completed by December 31, 2021. At December 31, 2019, the weighted average borrowing rate under the term loan was approximately 4.80% comprised entirely of a LIBOR borrowing and the principal amount outstanding thereunder was $40.0 million. As of December 31, 2019, the effective interest rate related to the BHI Term Loan was 5.31%.

83 |

Management's Discussion and Analysis

In September 2018, Delek Logistics entered into a third amended and restated senior secured revolving credit agreement with Fifth Third as administrative agent (hereafter, the "Delek Logistics Credit Facility") with commitments of $850 million. The obligations under the Delek Logistics Credit Facility are secured by first priority liens on substantially all of the Delek Logistics' and its subsidiaries' tangible and intangible assets. Additionally, Delek Marketing & Supply, LLC ("Delek Marketing"), a subsidiary of Delek Holdings, continues to provide a limited guaranty of Delek Logistics' obligations under the Delek Logistics Credit Facility. Delek Marketing's guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek Holdings in favor of Delek Marketing (the "Holdings Note") and (ii) secured by Delek Marketing's pledge of the Holdings Note to the lenders under the Delek Logistics Credit Facility. As of December 31, 2019, the principal amount of the Holdings Note was $102.0 million.
The Delek Logistics Credit Facility has a maturity date of September 28, 2023 and allows borrowings in either U.S. dollars or Canadian dollars. Borrowings denominated in U.S. dollars bear interest at either the U.S. dollar prime rate, plus an applicable margin, or LIBOR, plus an applicable margin, at the election of the borrowers. Borrowings denominated in Canadian dollars bear interest at either a Canadian dollar prime rate, plus an applicable margin, or the Canadian Dealer Offered Rate, plus an applicable margin, at the election of the borrowers. At December 31, 2019, the weighted average interest rate for borrowings under the Delek Logistics Credit Facility was approximately 4.7%. Additionally, the Delek Logistics Credit Facility requires us to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2019, this fee was 0.50% per year.
On May 23, 2017, Delek Logistics and Delek Logistics Finance Corp., a Delaware corporation and a wholly owned subsidiary of Delek Logistics (“Finance Corp.” and together with Delek Logistics, the “Issuers”), issued $250.0 million in aggregate principal amount of 6.75% senior notes due 2025 (the “2025 Notes”) at a discount. The 2025 Notes are general unsecured senior obligations of the Issuers and rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right of payment to any future subordinated indebtedness of the Issuers. Interest on the 2025 Notes is payable semi-annually in arrears on each May 15 and November 15.
At any time prior to May 15, 2020, the Issuers may redeem up to 35% of the aggregate principal amount of the 2025 Notes with the net cash proceeds of one or more equity offerings by Delek Logistics at a redemption price of 106.750% of the redeemed principal amount, plus accrued and unpaid interest, if any, subject to certain conditions and limitations. Prior to May 15, 2020, the Issuers may redeem all or part of the 2025 Notes, at a redemption price of the principal amount, plus accrued and unpaid interest, if any, plus a "make whole" premium, subject to certain conditions and limitations. In addition, beginning on May 15, 2020, the Issuers may, subject to certain conditions and limitations, redeem all or part of the 2025 Notes at a redemption price of 105.063% of the redeemed principal for the twelve-month period beginning on May 15, 2020, 103.375% for the twelve-month period beginning on May 15, 2021, 101.688% for the twelve-month period beginning on May 15, 2022 and 100% beginning on May 15, 2023 and thereafter, plus accrued and unpaid interest, if any. In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the 2025 Notes from holders at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.
Delek has an unsecured revolving credit agreement with Reliant Bank (the "Reliant Bank Revolver"). On December 16, 2019, we amended the Reliant Bank Revolver to extend the maturity date from June 28, 2020 to June 30, 2022, reduce the fixed interest rate from 4.75% to 4.50% per annum and increase the revolver commitment amount from $30.0 million to $50.0 million.
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
We believe we were in compliance with our covenants in all debt facilities as of December 31, 2019. See Note 11 to our accompanying consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a complete discussion of our third-party indebtedness.

84 |

Management's Discussion and Analysis

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the year ended December 31, 2019 were $428.1 million, of which approximately $266.6 million was spent in our refining segment, $9.9 million in our logistics segment, $20.5 million in our retail segment and $131.1 million at the holding company level. The following table summarizes our actual capital expenditures for 2019 and planned capital expenditures for 2020 by operating segment and major category (in millions):

	Year Ended December 31,
	2020 Forecast	2019 Actual
Refining
Sustaining maintenance, including turnaround activities	$141.2	$168.3
Regulatory	56.2	62.3
Discretionary projects	7.8	36.0
Refining segment total	205.2	266.6

Logistics
Regulatory	7.6	4.1
Sustaining maintenance	9.8	4.8
Discretionary projects	5.3	1.0
Logistics segment total	22.7	9.9

Retail
Regulatory	—	—
Sustaining maintenance	3.0	3.5
Discretionary projects	23.2	17.0
Retail segment total	26.2	20.5

Other
Regulatory	0.7	1.1
Sustaining maintenance	13.6	2.0
Discretionary projects (1)(2)	57.3	128.0
Other total	71.6	131.1

Total capital spending	$325.7	$428.1
(1) Excludes a $65 million discretionary project to build a connector to the WWP pipeline, for which we have secured pre-approved committed financing from the WWP members.
(2) Excludes purchases of rights-of-way in the amount of $19.1 million in 2019.

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

Contractual Obligations and Commitments
Information regarding our known contractual obligations of the types described below as of December 31, 2019, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable obligations	$36.4	$131.6	$640.4	$1,280.5	$2,088.9
Interest(1)	96.7	186.8	140.4	18.7	442.6
Operating lease commitments(2)	50.2	72.6	42.5	61.9	227.2
Purchase commitments(3)	—	—	—	—	—
Transportation agreements(4)	109.3	207.2	129.8	83.0	529.3
Total	$292.6	$598.2	$953.1	$1,444.1	$3,288.0

(1) Expected interest payments on debt outstanding at December 31, 2019. Floating interest rate debt is calculated using December 31, 2019 rates. For additional information, see Note 11 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2019.
(3) We have supply agreements to secure certain quantities of crude oil, finished product and other resources used in production at both fixed and market prices. We have estimated future payments under the market-based agreements using current market rates. Excludes purchase commitments in buy-sell transactions which have matching notional amounts with the same counterparty and are generally net settled.
(4) Balances consist of contractual obligations under agreements with third parties (not including Delek Logistics) for the transportation of crude oil to our refineries.

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements through the date of this Annual Report on Form 10-K.

85 |

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
Property, Plant and Equipment and Other Intangibles Impairment
Property, plant and equipment and other intangibles are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. We use quoted market prices when available and our internal cash flow estimates discounted at an appropriate interest rate to determine fair value, as appropriate. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset. Our assessment did not result in impairment during the years ended December 31, 2019, 2018 or 2017.
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
In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We may consider inputs such as a market participant weighted average cost of capital ("WACC"), estimated growth rates for revenue, forecasted crack spreads, gross margin, capital expenditures, and long-term growth rate based on history and our best estimate of future forecasts, all of which are subject to significant judgment and estimates. We may also corroborate the fair values of the reporting units using a multiple of expected future cash flows, such as those used by third-party analysts. If these estimates and assumptions change in the future, due to factors such as a decline in general economic conditions, sustained decrease in the crack spreads, competitive pressures on sales and margins and other economic and industry factors beyond management's control, an impairment charge may be required. The most significant risks to our valuation and the potential future impairment of goodwill are the WACC and the volatility of the crack spread, which is based on the crude oil and the refined product markets. The crack spread is often unpredictable and may negatively impact our results of operations in ways that cannot be anticipated and that are beyond management's control.

86 |

Management's Discussion and Analysis

Our annual assessment of goodwill did not result in impairment during the years ended December 31, 2019, 2018 or 2017. All reporting have fair values that are substantially in excess of its carrying values except for the Big Spring reporting unit. This reporting unit consists primarily of our Big Spring Refinery and has a $528.0 million goodwill balance, for which the calculated excess fair value represented 11.9% of carrying value. Its fair value is significantly driven by the WACC and the forecasted crack spreads. As described above, both of these assumptions are often unpredictable and are beyond management's control. We note an increase in more than 1% in the WACC may result in an impairment. Therefore, any sustained adverse changes to these assumptions may result in a material impairment charge for a portion or all of the goodwill balance. Details of remaining goodwill balances by segment are included in Note 18 to the consolidated financial statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Environmental Liabilities
It is our policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at sites where we have environmental exposure. This estimate is based on assessments of the extent of the contamination, the selected remediation methodology and review of applicable environmental regulations, typically considering estimated activities and costs for 15 years, and up to 30 years if a longer period is believed reasonably necessary. Such estimates may require judgment with respect to costs, time frame and extent of required remedial and clean-up activities. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental liabilities to their present value if payments are fixed or reliably determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized.
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

87 |

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
The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin

Refining Segment
	Year Ended December 31,
	2019	2018	2017
Net revenues	$8,798.5	$9,610.4	$6,620.6
Cost of sales	8,171.2	8,879.0	6,279.1
Gross margin	627.3	731.4	341.5
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	492.4	465.4	317.7
Depreciation and amortization	134.3	133.7	109.2
Refining margin	$1,254.0	$1,330.5	$768.4

88 |

Management's Discussion and Analysis

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Changes in commodity prices (mainly crude oil and unleaded gasoline) and interest rates are our primary sources of market risk. When we make the decision to manage our market exposure, our objective is generally to avoid losses from adverse price changes, realizing we will not obtain the gains of beneficial price changes.
Impact of Changing Prices
Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in energy prices. Major shifts in the cost of crude oil, the prices of refined products and the cost of ethanol can generate large changes in the operating margin in each of our segments.
We maintain, at both company-owned and third-party facilities, inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At December 31, 2019 and 2018, we held approximately 3.7 million and 3.7 million barrels, respectively, of crude and product inventories associated with the Tyler refinery valued under the LIFO valuation method, with an average cost of $61.56 and $48.79 per barrel, respectively. At December 31, 2019 and 2018, the excess of replacement cost over the carrying value (LIFO) of refinery inventories was $14.9 million and $1.5 million, respectively. At December 31, 2019 and 2018, we held approximately 9.4 million and 8.5 million barrels, respectively, of crude and product inventories associated with the El Dorado, Big Spring and Krotz Springs refineries valued under the FIFO valuation method, with an average cost of $63.25 and $50.56 per barrel, respectively. Due to a lower crude oil and refined product pricing environment, market prices have declined to a level below the average cost of our inventories. At December 31, 2019, we recorded a pre-tax inventory valuation reserve of $1.7 million, $1.2 million of which related to LIFO inventory, which is subject to reversal in subsequent periods, not to exceed LIFO cost, should market prices recover. At December 31, 2018, we recorded a pre-tax inventory valuation reserve of $54.0 million, of which $39.4 million related to LIFO inventory, which is subject to reversal in subsequent periods, not to exceed LIFO cost, when those physical inventory quantities are sold. For the years ended December 31, 2019, 2018 and 2017, we recognized net inventory valuation (losses) gains of $37.6 million, $(52.5) million and $14.0 million, respectively, which were recorded as a component of cost of materials and other in the consolidated statements of income.
From time to time, we also may enter into forward purchase or sale derivative contracts for trading purposes (primarily in our Canadian business) and, as a result, may have trading investment commodities on hand related to the purchased inventory. Such derivative contracts and related investment commodities are recorded at fair value and subject to pricing risk each period with changes in fair value reflected in other operating income (expense) in the profit and loss section of our consolidated financial statements. For the years ended December 31, 2019 and 2018, all of our forward contracts that were accounted for as derivative instruments consisted of contracts related to our Canadian trading activities. There were no forward contract transactions that were accounted for as derivatives for the years ended December 31, 2017.
Price Risk Management Activities
At times, we enter into the following instruments/transactions in order to manage our market-indexed pricing risk: commodity derivative contracts which we use to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production; and future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs obligations and meet the definition of derivative instruments under ASC 815. In accordance with ASC 815, all of these commodity contracts and future purchase commitments are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements. Occasionally, at inception, the Company will elect to designate the commodity derivative contracts as cash flow hedges under ASC 815. Gains or losses on commodity derivative contracts accounted for as cash flow hedges are recognized in other comprehensive income on the consolidated balance sheets and, ultimately, when the forecasted transactions are completed in net revenues or cost of materials and other in the consolidated statements of income.

89 |

Management's Discussion and Analysis

The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are presented separately below), as of December 31, 2019 ($ in millions).

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2020	2021	2022	2023	2024
Contracts not designated as hedging instruments:
Crude oil price swaps - long(1)	$7.4	26,542,000	21,222,000	5,320,000	—	—	—
Crude oil price swaps - short(1)	(19.3)	26,471,000	21,151,000	5,320,000	—	—	—
Inventory, refined product and crack spread swaps - long(1)	3.0	13,484,000	13,219,000	265,000	—	—	—
Inventory, refined product and crack spread swaps - short(1)	(20.7)	16,907,000	16,532,000	375,000	—	—	—
Natural gas swaps - long(2)	(2.7)	26,347,500	26,347,500	—	—	—
Natural gas swaps - short(2)	0.2	13,702,500	13,702,500	—	—	—
RIN commitment contracts - long(3)	1.9	122,500,000	122,500,000	122,500,000	—	—	—
RIN commitment contracts - short(3)	9.0	24,500,000	24,500,000	24,500,000	—	—	—
Total	$(21.2)	270,454,000	259,174,000	158,280,000	—	—	—
Contracts designated as cash flow hedging instruments:
Inventory, refined product and crack spread swaps - long(1)	(2.1)	300,000	300,000	—	—	—	—
Inventory, refined product and crack spread swaps - short(1)	3.6	300,000	300,000	—	—	—	—
Total	$1.5	600,000	600,000	—	—	—	—
(1) Volume in barrels.
(2) Volume in MMBTU.
(3) Volume in RINs.

Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $1,743.9 million as of December 31, 2019. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of December 31, 2019 would be to change interest expense by approximately $17.4 million.
LIBOR Transition
LIBOR is a commonly used indicative measure of the average interest rate at which major global banks could borrow from one another. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has publicly announced that it intends to discontinue the reporting of LIBOR rates after 2021. Certain of our agreements use LIBOR as a “benchmark” or “reference rate” for various terms. Some agreements contain an existing LIBOR alternative. Where there is not an alternative, we expect to replace the LIBOR benchmark with an alternative reference rate. While we do not expect the transition to an alternative rate to have a significant impact on our business or operations, it is possible that the move away from LIBOR could materially impact our borrowing costs on our variable rate indebtedness.

90 |

Management's Discussion and Analysis

Commodity Derivatives Trading Activities
In the first half of 2018, we entered into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, and futures contracts. These contracts are classified as held for trading and are recognized at fair value with changes in fair value recognized in the income statement. Trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts had remaining durations of less than one year as of December 31, 2019.
The following table sets forth information relating to commodity derivative contracts held for trading purposes as of December 31, 2019.

Contract Description	Less than 1 year
Over the counter forward sales contracts
Notional contract volume (1)	1,293,474
Weighted-average market price (per barrel)	$34.31
Contractual volume at fair value (in millions)	$44.4
Over the counter forward purchase contracts
Notional contract volume (1)	1,186,591
Weighted-average market price (per barrel)	$33.97
Contractual volume at fair value (in millions)	$40.3

(1)	Volume in barrels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by Item 8 is incorporated by reference to the section beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act that are designed to provide reasonable assurance that the information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.
As required by paragraph (b) of Rule 13a-15 under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

91 |

Controls and Procedures, and Other Information

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and Board of Directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2019, we maintained effective internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report, which is included in the section beginning on page F-1.
The information required by Item 8 is incorporated by reference to the section beginning on page F-1.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Dividend Declaration
On February 24, 2020, Delek's Board of Directors voted to declare a quarterly cash dividend of $0.31 per share, payable on March 24, 2020, to stockholders of record on March 10, 2020.

92 |

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
The information required by Item 401 of Regulation S-K regarding directors will be included under "Election of Directors" in the definitive Proxy Statement for our Annual Meeting of Stockholders to be held May 5, 2020 (the "Definitive Proxy Statement"), and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Item 405 of Regulation S-K will be included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement and is incorporated herein by reference.  The information required by Items 406, 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference.
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

93 |

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

94 |

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

2.4
First Amendment to Agreement and Plan of Merger dated as of February 27, 2017, among Delek US Holdings, Inc., Delek Holdco, Inc., Dion Mergeco, Inc., Astro Mergeco, Inc., and Alon USA Energy, Inc. (incorporated by reference to Exhibit 2.6 to the Company’s Form 10-K filed on February 28, 2017).

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

2.7
Asset Purchase Agreement, dated as of February 26, 2018, by and among DKL Big Spring, LLC, Delek US Holdings, Inc., Alon USA Partners, LP, Alon USA GP II, Alon USA Delaware, LLC, Alon USA Refining, LLC, and Alon USA, LP (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 2, 2018, File No. 001-38142).

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019).
3.2		Amended and Restated Bylaws of Delek US Holdings, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed on July 3, 2017).
4.1
Indenture, dated as of May 23, 2017, among Delek Logistics, LP, Delek Logistics Finance Corp., the Guarantors named therein and U.S. Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Partnership's Form 8-K filed on May 24, 2017, SEC File No. 001-35721).

4.2		Form of 6.750% Senior Notes due 2025 (included as Exhibit A in Exhibit 4.1).
4.3	#	Description of Common Stock
10.1	*
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

95 |

Financial Statements and Schedules

10.5
Pipelines and Storage Facilities Agreement, dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on November 14, 2012, SEC File No. 001-32868).

10.6(a)	++
Second Amended and Restated Master Supply and Offtake Agreement dated February 27, 2017 among J. Aron & Company, Lion Oil Company, and Lion Oil Trading & Transportation, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 9, 2017).

10.6(b)
Amendment to Second Amended and Restated Master Supply and Offtake Agreement dated January 3, 2019 among J. Aron & Company, Lion Oil Company, and Lion Oil Trading & Transportation, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019).

10.6(c)	~
Amendment to Second Amended and Restated Supply and Offtake Agreement dated September 19, 2019, by and between Lion Oil Company and J. Aron & Company LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2019).

10.7(a)	*
El Dorado Throughput and Tankage Agreement, executed as of February 10, 2014, between Lion Oil Company and Delek Logistics Operating LLC, and, for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 14, 2014).

10.7(b)	*
Amendment to El Dorado Throughput and Tankage Agreement, executed as of July 22, 2016 but effective as of February 11, 2014, between Lion Oil Company and Delek Logistics Operating LLC, and, for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 5, 2016).

10.8(a)
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

10.8(b)
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

10.9(a)		Delek US Holdings, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on June 1, 2016).
10.9(b)	*
First Amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan, effective May 8, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 filed on May 31, 2018).

10.9(c)	*
General Terms and Conditions for Restricted Stock Unit Awards to Executive Officers and Directors under the 2016 Delek US Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on August 5, 2016).

10.9(d)	*
General Terms and Conditions for Stock Appreciation Right Awards to Executive Officers and Directors under the 2016 Delek US Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed on August 5, 2016).

10.9(e)	*
Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29(c) to the Company’s Form 10-K filed February 28, 2017).

10.9(f)	*	Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29(d) to the Company’s Form 10-K filed February 28, 2017).
10.10(a)	*
Alon USA Energy, Inc. Second Amended and Restated 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Alon USA Energy, Inc.’s Form 10-Q filed on May 9, 2012, SEC File No. 001-32567).

10.10(b)	*
Form of Restricted Stock Award Agreement relating to Director Grants pursuant to Section 12 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Alon USA Energy, Inc.’s Form 8-K filed on August 5, 2005, SEC File No. 001-32567).

10.10(c)	*
Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Alon USA Energy, Inc.’s Form 8-K filed on August 23, 2005, SEC File No. 001-32567).

10.10(d)	*
Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Alon USA Energy, Inc.’s Form 8-K filed on November 8, 2005, SEC File No. 001-32567).

10.10(e)	*	Alon USA Energy, Inc. Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Alon USA Energy, Inc.’s Form 8-K filed on January 12, 2017, SEC File No. 001-32567).
10.10(f)	*
Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Alon USA Energy, Inc.’s Form 8-K filed on March 12, 2007, SEC File No. 001-32567).

96 |

Financial Statements and Schedules

10.10(g)	*
Form of Amendment to Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Alon USA Energy, Inc.’s Form 8-K filed on January 27, 2010, SEC File No. 001-32567).

10.10(h)	*
Form of Award Agreement relating to Executive Officer Restricted Stock Grants pursuant to the Alon USA Energy, Inc. 2005 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Alon USA Energy, Inc.’s Form 8-K filed on May 9, 2011, SEC File No. 001-32567).

10.11(a)	++
Second Amended and Restated Supply and Offtake Agreement dated February 1, 2015 by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.3 to Alon USA Energy, Inc.’s Form 10-Q filed on May 8, 2015, SEC File No. 001-32567).

10.11(b)
Amendment to Second Amended and Restated Supply and Offtake Agreement dated as of January 13, 2017 between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.53 to Alon USA Energy, Inc.’s Form 10-K filed on February 27, 2017, SEC File No. 001-32567).

10.11(c)	~
Amendment to Second Amended and Restated Supply and Offtake Agreement dated January 2, 2019 by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019).

10.11(d)	~
Amendment to Second Amended and Restated Supply and Offtake Agreement dated September 19, 2019, by and between Alon Refining Krotz Springs, Inc. and J. Aron & Company LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2019).

10.12(a)	++
Second Amended and Restated Supply and Offtake Agreement by and between Alon USA, LP and J. Aron & Company dated February 1, 2015 (incorporated by reference to Exhibit 10.1 to Alon USA Energy, Inc.’s Form 10-Q filed on May 8, 2015, SEC File No. 001-32567).

10.12(b)	~
Amendment No. 4 to Second Amended and Restated Supply and Offtake Agreement dated December 26, 2018 by and between Alon USA, LP and J. Aron & Company (incorporated by reference to Exhibit 10.21(b) to the Company’s Annual Report on Form 10-K filed on March 1, 2019).

10.12(c)	~
Amendment to Second Amended and Restated Supply and Offtake Agreement dated September 19, 2019, by and between Alon USA, LP and J. Aron & Company LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2019).

10.13	++
Amended and Restated Supply and Offtake Agreement by and between J. Aron & Company and Alon Supply, Inc., dated February 1, 2015 (incorporated by reference to Exhibit 10.2 to Alon USA Energy, Inc.’s Form 10-Q filed on May 8, 2015, SEC File No. 001-32567).

10.14	*
Executive Employment Agreement, effective November 1, 2017, by and between Delek US Holdings, Inc. and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on November 9, 2017).

10.15	*
Executive Employment Agreement, effective November 1, 2016, by and between Delek US Holdings, Inc. and Frederec C. Green (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 17, 2016).

10.16	*
Employment Agreement, effective November 1, 2016, by and between Delek US Holdings, Inc. and Avigal Soreq (incorporated by reference to Exhibit 10.39 to the Company's Form 10-K filed on February 28, 2017).

10.17	*
Employment Agreement, effective June 1, 2017, by and between Delek US Holdings, Inc. and Assaf Ginzburg (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 3, 2016).

10.18	*
Executive Employment Agreement, effective May 21, 2018, by and between Delek US Holdings, Inc. and Regina Bynote Jones (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 25, 2018).

10.19	*
Executive Employment Agreement, effective August 6, 2018, by and between Delek US, Energy, Inc. and Louis LaBella (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K filed on March 1, 2019).

10.20
Pipelines, Storage and Throughput Facilities Agreement (Big Spring Refinery Logistics Assets and Duncan Terminal), dated March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, for the limited purposes specified therein, Delek US, and for the limited purposes specified therein, J. Aron & Company LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 26, 2018).

10.21
Big Spring Asphalt Services Agreement, dated March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, for the limited purposes specified therein, Delek US, and for the limited purposes specified therein, J. Aron & Company LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 26, 2018).

10.22
Marketing Agreement, dated as of March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, and for the limited purposes specified therein, Delek US (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on March 26, 2018).

97 |

Financial Statements and Schedules

10.23
Amendment and Restatement of Schedules to Third Amended and Restated Omnibus Agreement, dated March 20, 2018 and effective as of March 1, 2018, by and among Delek US Energy, Inc. (f/k/a Delek US Holdings, Inc.), Delek Refining, Ltd., Lion Oil Company, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Marketing & Supply, LP, DKL Transportation, LLC, Delek Logistics Operating, LLC, Delek US Holdings, Inc. (f/k/a Delek Holdco, Inc.), Alon USA Partners, LP, Alon USA GP II, LLC, Alon USA Delaware, LLC,Alon USA Refining, LLC, Alon USA, LP, Alon Paramount Holdings, Inc., DKL Big Spring, LLC, and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on March 26, 2018).

10.24(a)
Term Loan Credit Agreement, dated as of March 30, 2018, by and among Delek US Holdings, Inc., as borrower, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent for each member of the Lender Group, Wells Fargo Securities, LLC, Barclays Bank PLC, SunTrust Robinson Humphrey, Inc., and Regions Capital Markets, a division of Regions Bank, each as a joint lead arranger and joint bookrunner, and The Bank of Tokyo-Mitsubishi, Ltd., Credit Suisse Securities (USA) LLC, PNC Capital Markets LLC and Fifth Third Bank, each as a co-manager (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 5, 2018).

10.24(b)
First Incremental Amendment to Term Loan Credit Agreement, dated as of May 22, 2019, by and among Delek US Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 29, 2019).

10.24(d)
Second Incremental Amendment to Term Loan Credit Agreement, dated as of November 12, 2019, by and among Delek US Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 15, 2019).

10.24(c)
Amendment No. 1 to Term Loan Credit Agreement, dated as of October 26, 2018 by and among Delek US Holdings, Inc., as borrower, the guarantors thereto, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2019).

10.24(d)
Second Incremental Amendment to Term Loan Credit Agreement, dated as of November 12, 2019, by and among Delek US Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2019).

10.25
Second Amended and Restated Credit Agreement, dated as of March 30, 2018, by and among Delek US Holdings, Inc., as borrower, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent for each member of the Lender Group and the Bank Product Providers, the Subsidiaries of Delek US Holdings, Inc. from time to time party thereto, as guarantors, Wells Fargo, Barclays Bank PLC, Regions Capital Markets, a division of Regions Bank, and SunTrust Robinson Humphrey, Inc., each as a joint lead arranger and joint book runner, Barclays Bank PLC, Regions Bank, and SunTrust Bank, each as a co-syndication agent, and Fifth Third Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., PNC Bank, National Association, and Credit Suisse AG, Cayman Islands Branch, each as a co-documentation agent (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on April 5, 2018).

10.26
First Amendment to Second Amended and Restated Credit Agreement, dated as of May 14, 2018, by and among Delek US Holdings, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent for each member of the Lender Group and the Bank Product Providers and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2019).

10.27
Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 13, 2018, by and among Delek US Holdings, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent for each member of the Lender Group and the Bank Product Providers and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2019).

10.28
Third Amended and Restated Limited Liability Company Agreement of Wink to Webster Pipeline LLC, a Delaware limited liability company, dated as of July 30, 2019, by and among Delek US Energy, Inc., ExxonMobil Permian Logistics LLC, Plains Pipeline, L.P., MPLX W2W Pipeline Holdings, LLC, Centurion Permian Logistics, LLC, and Rattler Midstream Operating LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 5, 2019).

10.29	#	J Aron Amendment Early Termination Election, dated November 7, 2019.
10.30	#	J Aron Amendment Early Termination Election, dated November 7, 2019.
10.31	#	Third Amendment to Second Amended and Restated Credit Agreement, dated October 18, 2019.
10.32	#	Forth Amendment to Second Amended and Restated Credit Agreement, dated December 18, 2019.
21.1	#	Subsidiaries of the Registrant.
23.1	#	Consent of Ernst & Young LLP.
31.1	#	Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
31.2	#	Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
32.1	##	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

98 |

Financial Statements and Schedules

32.2	##	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek US Holdings, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 and (vi) Notes to Consolidated Financial Statements.

104		Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement.

#	Filed herewith.

##	Furnished herewith.

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

99 |

Financial Statements and Schedules

Delek US Holdings, Inc.
Consolidated Financial Statements
As of December 31, 2019 and 2018 and
For Each of the Three Years Ended December 31, 2019, 2018 and 2017

F-1 |

Financial Statements and Schedules

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Delek US Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Delek US Holdings, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

F-2 |

Financial Statements and Schedules

Goodwill Impairment Assessment
Description of the Matter
At December 31, 2019, the Company’s goodwill was $855.7 million and represented approximately 12% of total assets, of which $801.3 million was associated with the refining segment. As discussed in Notes 2 and 18 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level, or more frequently if events or changes in circumstances indicate the goodwill might be impaired. The Company performs its annual goodwill impairment testing in the fourth quarter of each year.

Auditing management’s annual goodwill impairment test for the reporting units within the refining segment requires significant judgment, as the valuation includes subjective estimates and assumptions in estimating the fair value. In particular, the fair value estimates are sensitive to significant assumptions, such as forecasted gross margins and the weighted average cost of capital.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls relating to the valuation of the Company’s goodwill. For example, we tested controls over management’s review of the discounted cash flow calculation, the prospective financial data, and the valuation assumptions.

To test the estimated fair value of the Company’s reporting units within the refining segment, our audit procedures included, among others, assessing the valuation methodology applied, performing recalculations, and testing the significant assumptions discussed above and the underlying data used by the Company. We compared the significant assumptions in the prospective financial data used by management to current industry and economic trends and historical performance. We performed sensitivity analyses of certain significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions, as well as a hindsight analysis. In addition, we involved our valuation specialists to assist in evaluating the fair value methodology and testing the related assumptions that are most significant to the fair value estimates, as well as the market capitalization reconciliation.

Environmental Liabilities
Description of the Matter
As described in Notes 2 and 14 of the consolidated financial statements, the Company accrues environmental remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 2019, the Company accrued a liability of $146.1 million, representing management’s best estimate of the expected costs related to environmental liabilities.

Auditing the Company’s environmental liabilities requires significant judgment due to the inherent complexity in estimating the likelihood, timing and amount of future costs. This required us to make highly subjective auditor judgments as estimates are based on management’s assessment of the extent of contamination, the selected remediation methodology and applicable environmental regulations. Such estimates require management to adjust its accruals as further information develops or circumstances change and includes significant judgment with respect to costs, time frame of remediation and monitoring activities, and extent of required remedial and clean-up activities.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s environmental liability cost estimation and review process, including controls over management’s review of the significant assumptions relating to costs, time frame and extent of required remedial and clean-up activities.

To test the environmental liabilities, our audit procedures included, among others, evaluating the nature of contamination and the status of remediation including reviewing publicly available remediation data and through inquiries of the Company’s management. We utilized our environmental specialists to evaluate the reasonableness of management’s assessment of the extent of contamination, the selected remediation methodology and applicable environmental regulations. Our specialists also reviewed key assumptions used in the valuation of the environmental liabilities, including costs, time frame and extent of required remedial, clean-up and on-going monitoring activities in management’s analysis, including adjustments or lack thereof in the related cost estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Nashville, Tennessee
February 27, 2020

F-3 |

Financial Statements and Schedules

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Delek US Holdings, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delek US Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Nashville, Tennessee
February 27, 2020

F-4 |

Financial Statements and Schedules

Delek US Holdings, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$955.3	$1,079.3
Accounts receivable, net	792.6	514.4
Inventories, net of inventory valuation reserves	946.7	677.9
Other current assets	268.7	148.7
Total current assets	2,963.3	2,420.3
Property, plant and equipment:
Property, plant and equipment	3,362.8	2,999.6
Less: accumulated depreciation	(934.5)	(804.7)
Property, plant and equipment, net	2,428.3	2,194.9
Operating lease right-of-use assets	183.6	—
Goodwill	855.7	857.8
Other intangibles, net	110.3	104.4
Equity method investments	407.3	130.3
Other non-current assets	67.8	52.9
Total assets	$7,016.3	$5,760.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,599.7	$1,011.2
Current portion of long-term debt	36.4	32.0
Obligation under Supply and Offtake Agreements	332.5	312.6
Current portion of operating lease liabilities	40.5	—
Accrued expenses and other current liabilities	346.8	307.7
Total current liabilities	2,355.9	1,663.5
Non-current liabilities:
Long-term debt, net of current portion	2,030.7	1,751.3
Obligation under Supply and Offtake Agreements	144.8	49.6
Environmental liabilities, net of current portion	137.9	139.5
Asset retirement obligations	68.6	75.5
Deferred tax liabilities	267.9	210.2
Operating lease liabilities, net of current portion	144.3	—
Other non-current liabilities	30.9	62.9
Total non-current liabilities	2,825.1	2,289.0
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 90,987,025 shares and 90,478,075 shares issued at December 31, 2019 and December 31, 2018, respectively	0.9	0.9
Additional paid-in capital	1,151.9	1,135.4
Accumulated other comprehensive income	0.1	28.6
Treasury stock, 17,516, 814 shares and 12,477,780 shares, at cost, as of December 31, 2019 and December 31, 2018, respectively	(692.2)	(514.1)
Retained earnings	1,205.6	981.8
Non-controlling interests in subsidiaries	169.0	175.5
Total stockholders’ equity	1,835.3	1,808.1
Total liabilities and stockholders’ equity	$7,016.3	$5,760.6
See accompanying notes to the consolidated financial statements

F-5 |

Financial Statements and Schedules

Delek US Holdings, Inc.
Consolidated Statements of Income
(In millions, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Net revenues	$9,298.2	$10,233.1	$7,267.1
Cost of sales:
Cost of materials and other	7,657.2	8,560.5	6,327.6
Operating expenses (excluding depreciation and amortization presented below)	580.2	538.5	375.7
Depreciation and amortization	170.7	161.3	132.1
Total cost of sales	8,408.1	9,260.3	6,835.4
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	102.0	106.5	53.3
General and administrative expenses	274.7	247.6	175.9
Depreciation and amortization	23.6	38.1	21.2
Other operating (income) expense, net	(2.5)	(31.3)	1.0
Total operating costs and expenses	8,805.9	9,621.2	7,086.8
Operating income	492.3	611.9	180.3
Interest expense	131.1	125.9	93.8
Interest income	(11.3)	(5.8)	(4.0)
Income from equity method investments	(34.3)	(9.7)	(12.6)
Gain on remeasurement of equity method investment	—	—	(190.1)
Gain on sale of business	—	(13.3)	—
Impairment loss on assets held for sale	—	27.5	—
Loss on extinguishment of debt	—	9.1	—
Other expense (income), net	4.1	(7.3)	(6.1)
Total non-operating expenses (income), net	89.6	126.4	(119.0)
Income from continuing operations before income tax expense	402.7	485.5	299.3
Income tax expense (benefit)	71.7	101.9	(29.2)
Income from continuing operations, net of tax	331.0	383.6	328.5
Discontinued operations:
Income (loss) from discontinued operations, including gain (loss) on sale of discontinued operations	6.6	(10.9)	(8.6)
Income tax expense (benefit)	1.4	(2.2)	(2.7)
Income (loss) from discontinued operations, net of tax	5.2	(8.7)	(5.9)
Net income	336.2	374.9	322.6
Net income attributed to non-controlling interests	25.6	34.8	33.8
Net income attributable to Delek	$310.6	$340.1	$288.8
Basic income (loss) per share:
Income from continuing operations	$4.03	$4.31	$4.12
Income (loss) from discontinued operations	0.07	(0.20)	(0.08)
Total basic income per share	$4.10	$4.11	$4.04
Diluted income (loss) per share:
Income from continuing operations	$3.99	$4.14	$4.08
Income (loss) from discontinued operations	0.07	(0.19)	(0.08)
Total diluted income per share	$4.06	$3.95	$4.00
Weighted average common shares outstanding:
Basic	75,853,187	82,797,110	71,566,225
Diluted	76,574,091	86,768,401	72,303,083
Dividends declared per common share outstanding	$1.14	$0.96	$0.60
See accompanying notes to the consolidated financial statements

F-6 |

Financial Statements and Schedules

Delek US Holdings, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$336.2	$374.9	$322.6
Other comprehensive income (loss):
Commodity contracts designated as cash flow hedges:
Net (losses) gains related to commodity cash flow hedges	(43.4)	33.1	36.6
Income tax (benefit) expense	(9.5)	6.9	12.8
Net comprehensive (loss) income on commodity contracts designated as cash flow hedges	(33.9)	26.2	23.8
(Loss) Gain on interest rate contracts designated as cash flow hedges, net of taxes	—	(0.5)	0.4
Foreign currency translation gain (loss), net of taxes	0.3	(0.9)	0.1
Other comprehensive income from equity method investments, net of tax expense of $0.0 million, $0.0 million and $2.2 million for the years ended December 31, 2019, 2018 and 2017, respectively	—	—	4.1
Postretirement benefit plans:
Unrealized gain (loss) arising during the year related to:
Net actuarial gain (loss)	5.8	(6.5)	(0.8)
Curtailment and settlement gains	2.7	2.5	6.3
Reclassified to other expense (income), net:
Gain recognized due to curtailment and settlement	(2.7)	(2.5)	(6.1)
Amortization of net actuarial loss	0.7	0.5	—
Gain (loss) related to postretirement benefit plans, net	6.5	(6.0)	(0.6)
Income tax expense (benefit)	1.4	(1.3)	—
Net comprehensive gain (loss) on postretirement benefit plans	5.1	(4.7)	(0.6)
Total other comprehensive (loss) income	(28.5)	20.1	27.8
Comprehensive income	$307.7	$395.0	$350.4
Comprehensive income attributable to non-controlling interest	25.6	34.8	33.8
Comprehensive Income attributable to Delek	$282.1	$360.2	$316.6
See accompanying notes to the consolidated financial statements

F-7 |

Financial Statements and Schedules

Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In millions, except share and per share data)

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	December 31, 2016	67,150,352	$0.7	$650.5	$(20.8)	$522.3	(5,195,791)	$(160.8)	$190.6	$1,182.5
Net income		—	—	—	—	288.8	—	—	33.8	322.6
Other comprehensive income related to commodity contracts		—	—	—	23.8	—	—	—	—	23.8
Other comprehensive income from equity method investments (1)					4.1					4.1
Other comprehensive income related to postretirement benefit plans		—	—	—	(0.6)	—	—	—	—	(0.6)
Other comprehensive income related to interest rate contracts		—	—	—	0.4	—	—	—	—	0.4
Foreign currency translation gain, net		—	—	—	0.1	—	—	—	—	0.1
Common stock dividends ($0.60 per share)		—	—	—	—	(44.0)	—	—	—	(44.0)
Issuance of equity in connection with Delek/Alon Merger		19,250,795	0.1	399.0	—	—	—	—	131.6	530.7
Retirement of Treasury shares in connection with Delek/Alon Merger		(5,195,791)	—	(160.8)	—	—	5,195,791	160.8	—	—
Equity-based compensation expense		—	—	16.9	—	—	—	—	0.6	17.5
Distribution to non-controlling interest		—	—	—	—	—	—	—	(35.7)	(35.7)
Repurchase of common stock		—	—	—	—	—	(762,623)	(25.0)	(7.3)	(32.3)
Issuance costs in connection with Delek/Alon Merger		—	—	(0.2)	—	—	—	—	—	(0.2)
Taxes paid due to the net settlement of equity-based compensation		—	—	(5.0)	—	—	—	—	—	(5.0)
Exercise of equity-based awards		328,192	—	—	—	—	—	—	—	—
Other		—	—	(0.3)	(0.1)	0.7	—	—	—	0.3
Balance at	December 31, 2017	81,533,548	$0.8	$900.1	$6.9	$767.8	(762,623)	$(25.0)	$313.6	$1,964.2
(1) Includes reversal of $4.1 million of accumulated other comprehensive loss related to the pre-Merger equity method investment in Alon.

F-8 |

Financial Statements and Schedules

Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(In millions, except share and per share data)

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	December 31, 2017	81,533,548	$0.8	$900.1	$6.9	$767.8	(762,623)	$(25.0)	$313.6	$1,964.2
Net income		—	—	—	—	340.1	—	—	34.8	374.9
Other comprehensive income related to commodity contracts		—	—	—	26.2	—	—	—	—	26.2
Other comprehensive income related to postretirement benefit plans		—	—	—	(4.7)	—	—	—	—	(4.7)
Other comprehensive income related to interest rate contracts		—	—	—	(0.5)	—	—	—	—	(0.5)
Foreign currency translation loss, net		—	—	—	(0.9)	—	—	—	—	(0.9)
Common stock dividends ($0.96 per share)		—	—	—		(80.1)	—	—	—	(80.1)
Equity-based compensation expense		—	—	20.9	—	—	—	—	0.5	21.4
Distribution to non-controlling interest		—	—	—	—	—	—	—	(27.7)	(27.7)
Issuance of stock for non-controlling interest repurchase, net of tax		5,649,373	0.1	140.4	—	—	—	—	(127.0)	13.5
De-recognition of non-controlling interest		—	—	—	—	—	—	—	(18.7)	(18.7)
Reclassification for stranded tax effects resulting from the Tax Reform Act		—	—	—	1.6	(1.6)	—	—	—	—
Cumulative effect of adopting accounting principle regarding income tax effect of intra-equity transfers (1)		—	—	—	—	(44.4)	—	—	—	(44.4)
Shares issued in connection with settlement of Convertible Notes		2,692,218	—	(0.3)	—	—	—	—	—	(0.3)
Shares received in connection with exercise of Call Options		—	—	124.2	—	—	(2,692,771)	(123.9)	—	0.3
Repurchase of common stock		—	—	—	—	—	(9,022,386)	(365.3)	—	(365.3)
Warrant reclassification to liability award		—	—	(35.9)	—	—	—	—	—	(35.9)
Taxes paid due to the net settlement of equity-based compensation		—	—	(11.5)	—	—	—	—	—	(11.5)
Exercise of equity-based awards		602,936	—		—	—	—	—	—	—
Other		—	—	(2.5)	—	—	—	0.1	—	(2.4)
Balance at	December 31, 2018	90,478,075	$0.9	$1,135.4	$28.6	$981.8	(12,477,780)	$(514.1)	$175.5	$1,808.1
1) This cumulative effect of adopting an accounting principle reflects a $14.5 million adjustment to decrease retained earnings related to the establishment of a valuation allowance on deferred tax assets recognized in connection with the adoption that was not previously reported in our March 31, 2018 Quarterly Report on Form 10-Q filed on May 10, 2018. This adjustment was not considered material to retained earnings or deferred tax liabilities.

F-9 |

Financial Statements and Schedules

Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(In millions, except share and per share data)

		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	December 31, 2018	90,478,075	$0.9	$1,135.4	$28.6	$981.8	(12,477,780)	$(514.1)	$175.5	$1,808.1
Net income		—	—	—	—	310.6	—	—	25.6	336.2
Other comprehensive loss related to commodity contracts, net		—	—	—	(33.9)	—	—	—	—	(33.9)
Other comprehensive income related to postretirement benefit plans, net		—	—	—	5.1	—	—	—	—	5.1
Foreign currency translation gain, net		—	—	—	0.3	—	—	—	—	0.3
Common stock dividends ($1.14 per share)		—	—	—	—	(86.8)	—	—	—	(86.8)
Distributions to non-controlling interests		—	—	—	—	—	—	—	(32.3)	(32.3)
Equity-based compensation expense		—	—	25.5	—	—	—	—	0.3	25.8
Repurchase of common stock		—	—	—	—	—	(5,039,034)	(178.1)	—	(178.1)
Taxes paid due to the net settlement of equity-based compensation		—	—	(9.2)	—	—	—	—	—	(9.2)
Exercise of equity-based awards		508,950	—	—	—	—	—	—	—	—
Other		—	—	0.2	—	—	—	—	(0.1)	0.1
Balance at	December 31, 2019	90,987,025	$0.9	$1,151.9	$0.1	$1,205.6	(17,516,814)	$(692.2)	$169.0	$1,835.3
See accompanying notes to the consolidated financial statements

F-10 |

Financial Statements and Schedules

Delek US Holdings, Inc.
Consolidated Statements of Cash Flows
(In millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$336.2	$374.9	$322.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194.3	199.4	153.3
Other amortization/accretion	9.5	8.2	3.7
Non-cash lease expense	34.9	—	—
Deferred income taxes	64.6	(26.8)	(48.0)
Income from equity method investments	(34.3)	(9.7)	(12.6)
Dividends from equity method investments	23.9	8.8	5.9
Loss (gain) on disposal of assets	2.2	(0.9)	1.0
Gain on remeasurement of equity method investment	—	—	(190.1)
Loss on extinguishment of debt	—	9.1	—
Gain on sale of business	—	(13.3)	—
Impairment of assets held for sale	—	27.5	—
Equity-based compensation expense	25.8	21.4	17.5
Income tax benefit of equity-based compensation	(2.5)	(2.2)	(1.4)
(Income) loss from discontinued operations	(5.2)	8.7	5.9
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(276.7)	112.7	(155.8)
Inventories and other current assets	(417.7)	138.7	(191.1)
Fair value of derivatives	(12.5)	(52.6)	39.2
Accounts payable and other current liabilities	565.2	(128.1)	290.9
Obligation under Supply and Offtake Agreement	115.1	(84.3)	113.0
Non-current assets and liabilities, net	(47.6)	(1.1)	(32.2)
Cash provided by operating activities - continuing operations	575.2	590.4	321.8
Cash used in operating activities - discontinued operations	—	(30.1)	(2.1)
Net cash provided by operating activities	575.2	560.3	319.7
Cash flows from investing activities:
Business combinations, net of cash acquired	—	—	196.2
Equity method investment contributions	(267.4)	(0.2)	(5.8)
Distributions from equity method investments	0.8	1.2	12.4
Purchases of property, plant and equipment	(413.0)	(322.0)	(172.0)
Asset acquisitions	(8.0)	—	—
Purchase of intangible assets	(19.9)	(1.7)	(5.5)
Proceeds from sale of property, plant and equipment	1.1	11.1	0.1
Proceeds from sale of retail stores	15.1	—	—
Proceeds from sale of business	—	110.8	—
Proceeds from sales of discontinued operations	—	55.5	—
Cash (used in) provided by investing activities - continuing operations	(691.3)	(145.3)	25.4
Cash provided by investing activities - discontinued operations	—	20.0	12.2
Net cash (used in) provided by investing activities	(691.3)	(125.3)	37.6

Delek US Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)
(In millions, except per share data )

	Year Ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Proceeds from long-term revolvers	1,435.4	2,124.6	1,122.1
Payments on long-term revolvers	(1,553.7)	(1,679.8)	(1,239.8)
Proceeds from term debt	434.0	690.6	286.2
Payments on term debt	(34.3)	(826.3)	(103.6)
Proceeds from product financing agreements	40.8	—	52.5
Repayments of product financing agreements	(22.2)	(72.4)	(98.7)
Settlement of warrants unwind agreement	—	(35.9)	—
Taxes paid due to the net settlement of equity-based compensation	(9.2)	(11.5)	(5.0)
Repurchase of common stock	(178.1)	(365.3)	(25.0)
Repurchase of non-controlling interest	—	—	(7.3)
Distribution to non-controlling interest	(32.3)	(27.7)	(35.7)
Dividends paid	(86.8)	(80.1)	(44.0)
Deferred financing costs paid	(1.5)	(13.8)	(6.3)
Cash used in financing activities - continuing operations	(7.9)	(297.6)	(104.6)
Cash used in financing activities - discontinued operations	—	—	—
Net cash used in financing activities	(7.9)	(297.6)	(104.6)
Net (decrease) increase in cash and cash equivalents	(124.0)	137.4	252.7
Cash and cash equivalents at the beginning of the period	1,079.3	941.9	689.2
Cash and cash equivalents at the end of the period	955.3	1,079.3	941.9
Less cash and cash equivalents of discontinued operations at the end of the period	—	—	10.1
Cash and cash equivalents of continuing operations at the end of the period	$955.3	$1,079.3	$931.8

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $1.5 million, $0.8 million and $0.3 million in the 2019, 2018 and 2017 periods, respectively	$126.2	$120.1	$82.1
Income taxes	$94.2	$103.9	$70.5
Non-cash investing activities:
Common stock issued in connection with the buyout of Alon Partnership non-controlling interest	$—	$127.0	$—
Increase (decrease) in accrued capital expenditures	$15.1	$(4.8)	$9.4
Non-cash financing activities:
Non-cash lease liability arising from recognition of right of use assets upon adoption of ASU 2016-02	$206.0	$—	$—
Non-cash lease liability arising from obtaining right of use assets during the period	$15.9	$—	$—
Common stock issued in connection with settlement of Convertible Notes	$—	$123.9	$—
Treasury shares received in connection with exercise of Call Options	$—	$(123.9)	$—
Common stock issued in connection with the Delek/Alon Merger	$—	$—	$509.0
Equity instruments issued in connection with the Delek/Alon Merger	$—	$—	$21.7

See accompanying notes to the consolidated financial statements

F-11 |

Financial Statements and Schedules

Delek US Holdings, Inc.
Notes to Consolidated Financial Statements
1. General
Delek US Holdings, Inc. operates through its consolidated subsidiaries, which include Delek US Energy, Inc. ("Delek Energy") (and its subsidiaries) and Alon USA Energy, Inc. ("Alon") (and its subsidiaries).
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
During the third quarter 2017, we committed to a plan to sell certain assets associated with our Paramount and Long Beach, California refineries and Alon's California renewable fuels facility (collectively, the "California Discontinued Entities"), which were acquired as part of the Delek/Alon Merger. As a result of this decision and commitment to a plan, and because it was made within three months of the Delek/Alon Merger, we met the requirements under the provisions of Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20") and ASC 360, Property, Plant and Equipment ("ASC 360") to report the results of the California Discontinued Entities as discontinued operations and to classify the California Discontinued Entities as a group of assets held for sale. On March 16, 2018, Delek sold to World Energy, LLC (i) all of Delek’s membership interests in AltAir Paramount, LLC (Alon's California renewable fuels facility), (ii) certain refining assets and other related assets located in Paramount, California and (iii) certain associated tank farm and pipeline assets and other related assets located in California. The transaction to dispose of certain assets and liabilities associated with our Long Beach, California refinery, to Bridge Point Long Beach, LLC, closed July 17, 2018. See Note 8 for further information regarding the California Discontinued Entities.
On February 12, 2018, Delek announced it had reached a definitive agreement to sell certain assets and operations of four asphalt terminals (included in Delek's corporate/other segment), as well as an equity method investment in an additional asphalt terminal, to an affiliate of Andeavor (prior to its acquisition by Marathon Petroleum). This transaction included asphalt terminal assets in Bakersfield, Mojave and Elk Grove, California and Phoenix, Arizona, as well as Delek’s 50% equity interest in the Paramount-Nevada Asphalt Company, LLC joint venture that operates an asphalt terminal located in Fernley, Nevada. On May 21, 2018, Delek completed the transaction and received net proceeds of approximately $110.8 million, inclusive of the $75.0 million base proceeds as well as certain preliminary working capital adjustments. These associated assets did not meet the definition of held for sale pursuant to ASC 360 as of December 31, 2017, and therefore were not reflected as held for sale nor as discontinued operations in the consolidated financial statements as of and for the year ended December 31, 2017. See Note 8 for further information regarding the disposal of these assets held for sale.
As of December 31, 2017, our consolidated financial statements included the consolidated financial statements of the following variable interest entities: Delek Logistics Partners, LP ("Delek Logistics"), Alon USA Partners, LP (the "Alon Partnership") and AltAir Paramount LLC ("AltAir"). On February 7, 2018, Delek acquired the non-controlling interest in the Alon Partnership; and on March 16, 2018, we sold the membership interests in AltAir. Thus, Delek Logistics is Delek's only remaining variable interest entity as of December 31, 2019 and 2018. As the indirect owner of the general partner of Delek Logistics, we have the ability to direct the activities of this entity that most significantly impact economic performance. We are also considered to be the primary beneficiary for accounting purposes for this entity and are Delek Logistics' primary customer. As Delek Logistics does not derive an amount of gross margin material to us from third parties, there is limited risk to Delek associated with Delek Logistics' operations. However, in the event that Delek Logistics incurs a loss, our operating results will reflect such loss, net of intercompany eliminations, to the extent of our ownership interest in this entity.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") requires management to make estimates and assumptions that affect the

F-12 |

reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair presentation of the financial condition and the results of operations have been included. All adjustments are of a normal, recurring nature.
Reclassifications
Certain immaterial reclassifications have been made to prior period presentation in order to conform to the current year presentation.
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
Operations that are not specifically included in the reportable segments are included in Corporate, Other and Eliminations, which consists of the following:

•	our corporate activities;

•	results of certain immaterial operating segments, including our Canadian crude trading operations (as discussed in Note 12);

•	Alon's asphalt terminal operations acquired as part of the Delek/Alon Merger and subsequently disposed in the second quarter of 2018 (see Note 8 for further discussion);

•	our non-controlling equity interest of approximately 47% of the outstanding shares in Alon (which was accounted for as an equity method investment) prior to the Delek/Alon Merger;

•	results and assets of discontinued operations; and

•	intercompany eliminations.
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
The refining segment operates high conversion, independent refineries located in Tyler, Texas (the "Tyler refinery"), El Dorado, Arkansas (the "El Dorado refinery"), Big Spring, Texas (the "Big Spring refinery"), Krotz Springs, Louisiana (the "Krotz Springs refinery") and a non-operating refinery located in Bakersfield, California (the "Bakersfield refinery"). In addition, the refining segment owns and operates three biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi (acquired in October 2019). The logistics segment owns and operates crude oil and refined products logistics and marketing assets. The retail segment markets gasoline, diesel and other refined petroleum products, and convenience merchandise through a network of company-operated retail fuel and convenience stores and includes the assets and results of operations of the retail business acquired in connection with the Delek/Alon Merger.
Segment reporting is more fully discussed in Note 4.
Cash and Cash Equivalents
Delek maintains cash and cash equivalents in accounts with large, U.S. or multi-national financial institutions. All highly liquid investments purchased with a term of three months or less are considered to be cash equivalents. As of December 31, 2019 and 2018, these cash equivalents consisted primarily of bank money market accounts and bank certificates of deposit, as well as overnight investments in U.S. Government or its agencies' obligations and bank repurchase obligations collateralized by U.S. Government or its agencies' obligations.
Accounts Receivable
Accounts receivable primarily consists of trade receivables generated in the ordinary course of business. Delek recorded an allowance for doubtful accounts related to trade receivables of $3.7 million and $3.4 million as of December 31, 2019 and 2018, respectively.
Credit is extended based on evaluation of the customer’s financial condition. We perform ongoing credit evaluations of our customers and require letters of credit, prepayments or other collateral or guarantees as management deems appropriate. Allowance for doubtful accounts is based on a combination of historical experience and specific identification methods.
Credit risk is minimized as a result of the ongoing credit assessment of our customers and a lack of concentration in our customer base. Credit losses are charged to allowance for doubtful accounts when deemed uncollectible. Our allowance for doubtful accounts is reflected as a reduction of accounts receivable in the consolidated balance sheets.

F-13 |

One customer accounted for more than 10% of our consolidated accounts receivable balance as of December 31, 2019. No customer accounted for more than 10% of our consolidated accounts receivable balance as of December 31, 2018. No customer accounted for more than 10% of consolidated net sales for the years ended December 31, 2019, 2018 or 2017.
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
Investment Commodities
Investment commodities represent those commodities (generally crude oil) physically on hand as a result of trading activities with physical forward contracts where such crude will not be used (either directly in production or indirectly through inventory optimization) in the normal course of our refining business. Such investment commodities are maintained on a weighted average cost basis for determining realized gains and losses on physical purchases and sales under forward contracts, and ending balances are adjusted to fair value at each reporting date using published market prices of the commodity on the applicable exchange. The investment commodities are included in other current assets on the accompanying consolidated balance sheets and changes in fair value are recorded in other operating income (expense) in the accompanying consolidated statements of income.
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

Other Intangible Assets
Other intangible assets acquired in a business combination and determined to be finite-lived are amortized over their respective estimated useful lives. The finite-lived intangible assets are amortized on straight-line bases over the estimated useful lives of five to 15 years. The amortization expense is included in depreciation and amortization on the accompanying consolidated statements of income.
Property, Plant and Equipment and Other Intangibles Impairment
Property, plant and equipment held and used and other intangibles are evaluated for impairment whenever indicators of impairment exist. In accordance with ASC 360 and ASC 350, Intangibles - Goodwill and Other ("ASC 350"), Delek evaluates the realizability of these long-lived assets as events occur that might indicate potential impairment. In doing so, Delek assesses whether the carrying amount of the asset is recoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset. These impairment charges are included in other operating income in our consolidated statements of income. There were no impairment charges for the years ended December 31, 2019, 2018 or 2017.

F-14 |

Equity Method Investments
For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of influence over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Equity investments for which we determine we have significant influence are accounted for as equity method investments. Amounts recognized for equity method investments are included in equity method investments in our consolidated balance sheets and adjusted for our share of the net earnings and losses of the investee and cash distributions, which are separately stated in our consolidated statements of income and our consolidated statements of cash flows. We evaluate our equity method investments presented for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. There were no impairment losses recorded on equity method investments for the years ended December 31, 2019, 2018 or 2017. See Note 7 for further information on our equity method investments.
Variable Interest Entities
Our consolidated financial statements include the financial statements of our subsidiaries and variable interest entities ("VIE"), of which we are the primary beneficiary. We evaluate all legal entities in which we hold an ownership or other pecuniary interest to determine if the entity is a VIE. Variable interests can be contractual, ownership or other pecuniary interests in an entity that change with changes in the fair value of the VIE’s assets. If we are not the primary beneficiary, the general partner or another limited partner may consolidate the VIE, and we record the investment as an equity method investment.
Capitalized Interest
Delek capitalizes interest on capital projects associated with the refining and logistics segments. For the years ended December 31, 2019, 2018 and 2017, interest of $1.5 million, $0.8 million and $0.3 million, respectively, was capitalized relating to these projects.
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
Goodwill and Potential Impairment
Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Goodwill is reviewed at least annually during the fourth quarter for impairment, or more frequently if indicators of impairment exist, such as disruptions in our business, unexpected significant declines in operating results or a sustained market capitalization decline. Goodwill is evaluated for impairment by comparing the carrying amount of the reporting unit to its estimated fair value. The Company adopted Accounting Standard Update ("ASU") 2017-04, Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment, during the fourth quarter of 2018. In accordance with this guidance, if a reporting unit's carrying amount exceeds its fair value, the impairment assessment leads to the testing of the implied fair value of the reporting unit's goodwill to its carrying amount If the implied fair value is less than the carrying amount, a goodwill impairment charge is recorded.
In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We may consider inputs such as a market participant weighted average cost of capital, estimated growth rates for revenue, gross margin and capital expenditures based on history and our best estimate of future forecasts, all of which are subject to significant judgment and estimates. We may also estimate the fair values of the reporting units using a multiple of expected future cash flows, such as those used by market participants. If these estimates and assumptions change in the future, due to factors such as a decline in general economic conditions, competitive pressures on sales and margins and other economic and industry factors beyond management's control, an impairment charge may be required. A significant risk to our future results and the potential future impairment of goodwill is the volatility of the crude oil and the refined product markets which is often unpredictable and may negatively impact our results of operations in ways that cannot be anticipated and that are beyond management's control.
Our annual assessment of goodwill did not result in impairment during the years ended December 31, 2019, 2018 or 2017. Details of remaining goodwill balances by segment are included in Note 18.
Renewable Identification Numbers
The U.S. Environmental Protection Agency (“EPA”) requires certain refiners to blend biofuels into the fuel products they produce pursuant to the EPA’s Renewable Fuel Standard - 2 ("RFS-2").  Alternatively, credits, called Renewable Identification Numbers ("RINs"), which may be generated and/or purchased, can be used to satisfy this obligation instead of physically blending biofuels ("RINs Obligation"). All of our refineries are obligated parties to the RFS-2. To the extent that any of our refineries is unable to blend biofuels at the required rate, it must purchase RINs in the open market to satisfy its annual requirement. Our RINs Obligation is based on the amount of RINs we must purchase and the price of those RINs as

F-15 |

of the balance sheet date. The cost of RINs used each period is charged to cost of materials and other in the consolidated statements of income. We recognize a liability at the end of each reporting period in which we do not have sufficient RINs to cover the RINs Obligation. The liability is calculated by multiplying the RINs shortage (based on actual results) by the period end RIN spot price. From time to time, we may hold RINs generated or acquired in excess of our current obligations.  We recognize an asset at the end of each reporting period in which we have generated or acquired RINs in excess of our RINs Obligation. The asset is calculated by multiplying the RINs surplus (based on actual results) by the period end RIN spot price. The value of RINs in excess of our RINs Obligation, if any, would be reflected in other current assets on the consolidated balance sheets. RINs generated in excess of our current RINs Obligation may be sold or held to offset future RINs Obligations. Any such sales of excess RINs are recorded in cost of materials and other on the consolidated statements of income. The assets and liabilities associated with our RINs Obligation are considered recurring fair value measurements. See Note 13 for further information.
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
Other Environmental Credits Obligations
From time to time, we may create, during the operation of our refining or other activities, or purchase on a market, other environmental credits (e.g., sulfur credits, benzene credits, etc.) for purposes of ultimately meeting expected environmental credit obligations. Such other environmental credits obligation surplus or deficit is based on the amount of these other emissions credits required for compliance as of the balance sheet date, net of amounts internally generated and purchased. The environmental credits obligation surplus or deficit is categorized is measured at fair value either directly through observable inputs or indirectly through market-corroborated inputs. See Note 13 for further information.
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
Delek applies the provisions of ASC 820, Fair Value Measurements and Disclosure ("ASC 820"), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to our commodity and other derivatives that are measured at fair value on a recurring basis, and to our environmental credit obligations that are accounted for under the fair value election. ASC 820 also applies to the measurement of our equity method investment, goodwill and long-lived tangible and intangible assets when determining whether or not an impairment exists, when circumstances require evaluation. See Note 7 for further information. This standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material to our financial statements as of December 31, 2019 and 2018.
Delek also applies the provisions of ASC 825 as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option, we can achieve an accounting result similar to a fair value hedge without having to follow the complex hedge accounting rules. As of December 31, 2018, we elected to account for the market-indexed step-out liabilities associated with our applicable Master Supply and Offtake Agreements (the "Supply and Offtake Agreements" or the "J. Aron Agreements") with J. Aron & Company ("J. Aron") at fair value and recognize all changes in the fair value of the step-out liabilities in cost of materials and other in the accompanying statements of income. Additionally, at December 31, 2019, we continue to apply our fair value election to our amended fixed-price step-out liabilities where changes in fair value relate to interest rate risk and therefore are recognized in interest expense in the accompanying statements of income. See Notes 10 and 13 for further discussion.

F-16 |

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
Environmental Expenditures
It is Delek's policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at sites where we have environmental exposure. This estimate is based on assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for 15 years, and up to 30 years if a longer period is believed reasonably necessary. Such estimates may require judgment with respect to costs, time frame and extent of required remedial and clean-up activities. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental liabilities to their present value if payments are fixed or reliably determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Provisions for environmental liabilities generally are recognized in operating expenses.
Changes in laws and regulations and actual remediation expenses compared to historical experience could significantly impact our results of operations and financial position. We believe the estimates selected, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimates selected.
Asset Retirement Obligations
Delek initially recognizes liabilities which represent the fair value of a legal obligation to perform asset retirement activities, including those that are conditional on a future event, when the amount can be reasonably estimated. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the liability’s fair value.
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
Revenue Recognition
The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or by providing services to a customer. The adoption of ASC 606, Revenue from Contracts with Customers ("ASC 606") beginning January 1, 2018, did not materially change our revenue recognition patterns, which are described below by reportable segment. The principles for recognizing revenue as codified in ASC 605, Revenue Recognition ("ASC 605"), were applied during the year ended December 31, 2017. No restatements to revenues or expenses were required to be made to our consolidated statements of income, as we applied the modified retrospective transition method in adopting ASC 606.
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

F-17 |

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
Cost of Materials and Other and Operating Expenses
For the refining segment, cost of materials and other includes the following:

•
the direct cost of materials (such as crude oil and other refinery feedstocks, refined petroleum products and blendstocks, and ethanol feedstocks and products) that are a component of our products sold;

•	costs related to the delivery (such as shipping and handling costs) of products sold;

•
costs related to our environmental credit obligations to comply with various governmental and regulatory programs (such as the cost of RINs as required by the EPA's Renewable Fuel Standard and emission credits under various cap-and-trade systems); and

•	gains and losses on our commodity derivative instruments.
Operating expenses for the refining segment include the costs to operate our refineries and biodiesel facilities, excluding depreciation and amortization. These costs primarily include employee-related expenses, energy and utility costs, catalysts and chemical costs, and repairs and maintenance expenses.
For the logistics segment, cost of materials and other includes the following:

•	all costs of purchased refined products, additives and related transportation of such products,

•	costs associated with the operation of our trucking assets, which primarily include allocated employee costs and other costs related to fuel, truck leases and repairs and maintenance,

•	the cost of pipeline capacity leased from a third-party, and

•	gains and losses related to our commodity hedging activities.
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

F-18 |

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
Advertising Costs
Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the years ended December 31, 2019, 2018 and 2017 was $3.4 million, $4.1 million and $1.3 million, respectively.
Leases
In accordance with ASC 842-20, Leases - Lessee ("ASC 842-20"), we classify leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that are highly specialized or allow us to substantially utilize or pay for the entire asset over its useful life. All other leases are classified as operating leases.
Delek leases land, buildings and various equipment under primarily operating lease arrangements, most of which provide the option, after the initial lease term, to renew the leases. Some of these lease arrangements include fixed lease rate increases, while others include lease rate increases based upon such factors as changes, if any, in defined inflationary indices.
For all leases that include fixed rental rate increases, these are included in our fixed lease payments. Our leases may include variable payments, based on changes on price or other indices, that are expensed as incurred.
Delek calculates the total lease expense for the entire noncancelable lease period, considering renewals for all periods for which it is reasonably certain to be exercised, and records lease expense on a straight-line basis in the accompanying consolidated statements of income. Accordingly, a lease liability is recognized for these leases and is calculated to be the present value of the fixed lease payments, as defined by ASC 842-20, using a discount rate based on our incremental borrowing rate. A corresponding right-of-use asset is recognized based on the lease liability and adjusted for certain costs and prepayments. See Note 24 for further information.
Income Taxes
Income taxes are accounted for under the provisions of ASC 740, Income Taxes ("ASC 740"). This standard generally requires Delek to record deferred income taxes for the differences between the book and tax bases of its assets and liabilities, which are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income tax expense or benefit represents the net change during the year in our deferred income tax assets and liabilities, exclusive of the amounts held in other comprehensive income.
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
The Tax Cuts and Jobs Act (the "Tax Reform Act") was enacted on December 22, 2017. The Tax Reform Act reduces the U.S. federal corporate tax rate from 35% to 21%, provides for immediate deduction of qualified capital assets placed in service, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In the fourth quarter of fiscal 2018 we finalized our accounting analysis based on the guidance, interpretations, and data available. Adjustments made upon finalization of our accounting analysis were not material to our consolidated financial statements. See Note 15 for further discussion.
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

F-19 |

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
The service cost component of net periodic benefit is included as part of general and administrative expenses in the accompanying consolidated statements of income. The other components of net periodic benefit are included as part of other expense (income), net in the accompanying consolidated statements of income.
New Accounting Pronouncements Adopted During 2019
ASU 2016-02, Leases
In February 2016, the Financial Accounting Standards Board (the "FASB") issued guidance that requires the recognition of a lease liability and a right-of-use asset, initially measured at the present value of the lease payments, in the statement of financial condition for all leases with terms longer than one year. The guidance was subsequently amended to consider the impact of practical expedients and provide additional clarifications. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the new lease standard on January 1, 2019. We elected the package of practical expedients which, among other things, allows us to carry forward the historical lease classification. For substantially all classes of underlying assets, we have elected the practical expedient not to separate lease and non-lease components, which allows us to combine the components if certain criteria are met. For certain leases of logistic assets, we account for the service component separately. Further, we elected the optional transition method, which allows us to recognize a cumulative-effect adjustment to the opening balance sheet of retained earnings at the date of adoption and to not recast our comparative periods. We have not elected the hindsight practical expedient, which would have allowed us to use hindsight in determining the reasonably certain lease term. The adoption of the lease accounting guidance had no impact on January 1, 2019 retained earnings and resulted in the recognition of a $206.0 million lease liability and a corresponding right-of-use asset on our consolidated balance sheet. The adoption did not have a material impact on our consolidated income statement. See Note 24 for further information.
ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued guidance to better align financial reporting for hedging activities with the economic objectives of those activities for both financial (e.g., interest rate) and commodity risks. The guidance was intended to create more transparency in the presentation of financial results, both on the face of the financial statements and in the footnotes, and simplify the application of hedge accounting guidance. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Companies are required to apply the guidance on a modified retrospective transition method in which the cumulative effect of the change is recognized within equity in the consolidated balance sheet as of the date of adoption. We adopted this guidance on January 1, 2019 and the adoption did not have a material impact on our business, financial condition or results of operations. See Note 12 for further information.
Accounting Pronouncements Not Yet Adopted
ASU 2019-12, Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued guidance which is intended to simplify various aspects related to accounting for income taxes, eliminate certain exceptions within ASC 740 and clarify certain aspects of the current guidance to promote consistency among reporting entities. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We expect to adopt this guidance on the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.
ASU 2018-15, Intangible - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued guidance related to customers’ accounting for implementation costs incurred in a cloud computing arrangement that is considered a service contract. This pronouncement aligns the requirements for capitalizing implementation costs in such arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively or

F-20 |

retrospectively. We expect to adopt this guidance prospectively on the effective date and do not expect adopting this guidance will have a material impact on our business, financial condition or results of operations.
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
ASU 2018-13, Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued guidance related to disclosure requirements for fair value measurements. The pronouncement eliminates, modifies and adds disclosure requirements for fair value measurements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We expect to adopt this guidance on the effective date and do not expect adopting this new guidance will have a material impact on our disclosures included in the consolidated financial statements.
ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance requiring the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Organizations will now use forward-looking information to better inform their credit loss estimates. Entities are required to adopt this guidance using a modified retrospective approach, subject to certain limited exceptions. The new guidance will be effective for Delek beginning with the first quarter of 2020 and is not expected to have a material impact on the Company's consolidated financial statements.

3. Acquisitions
Alon
Effective July 1, 2017, we acquired the outstanding common stock of Alon (as previously defined the "Delek/Alon Merger"). Prior to the Delek/Alon Merger, Old Delek owned a non-controlling equity interest of approximately 47% of the outstanding shares of Alon, which was accounted for under the equity method of accounting (See Note 7). Alon was a refiner and marketer of petroleum products, operating primarily in the south central, southwestern and western regions of the United States.
Subject to the terms and conditions of the Delek/Alon Merger Agreement (the "Merger Agreement"), at the Effective Time, each issued and outstanding share of Alon Common Stock, other than shares owned by Old Delek and its subsidiaries or held in the treasury of Alon, was converted into the right to receive 0.504 of a share of New Delek Common Stock, or, in the case of fractional shares of New Delek Common Stock, cash (without interest) in an amount equal to the product of (i) such fractional part of a share of New Delek Common Stock multiplied by (ii) $25.96 per share, which was the volume weighted average price of the Old Delek Common Stock, par value $0.01 per share as reported on the NYSE Composite Transactions Reporting System for the twenty consecutive NYSE full trading days ending on June 30, 2017. Each outstanding share of restricted Alon Common Stock was assumed by New Delek and converted into restricted stock denominated in shares of New Delek Common Stock, using the conversion rate applicable to the Delek/Alon Merger. Committed but unissued share-based awards were exchanged and converted into rights to receive share-based awards indexed to New Delek Common Stock.
In addition, subject to the terms and conditions of the Merger Agreement, each share of Old Delek Common Stock or fraction thereof issued and outstanding immediately prior to the Effective Time (other than Old Delek Common Stock held in the treasury of Old Delek, which was retired in connection with the Delek/Alon Merger) was converted at the Effective Time into the right to receive one validly issued, fully paid and non‑assessable share of New Delek Common Stock or such fraction thereof equal to the fractional share of New Delek Common Stock. All existing Old Delek stock options, restricted stock awards and stock appreciation rights were converted into equivalent rights with respect to New Delek Common Stock.
In connection with the Delek/Alon Merger, Alon, New Delek and U.S. Bank National Association, as trustee (the “Trustee”), entered into a First Supplemental Indenture (the “Supplemental Indenture”), effective as of July 1, 2017, supplementing the Indenture, dated as of September 16, 2013 (the “Original Indenture”; the Original Indenture, as amended by the Supplemental Indenture, is referred to as the "Indenture"), pursuant to which Alon issued its 3.0% Convertible Senior Notes due 2018 (the “Convertible Notes”), which were convertible into shares of Alon’s Common Stock, par value $0.01 per share or cash or a combination of cash and Alon Common Stock, all as provided in the Indenture. The Supplemental Indenture provided that, as of the Effective Time, the right to convert each $1,000 principal amount of the Convertible Notes based on a number of shares of Alon Common Stock equal to the Conversion Rate (as defined in the Indenture) in effect immediately prior to the Delek/Alon Merger was changed into a right to convert each $1,000 principal amount of Convertible Notes into or based on a number of shares of New Delek Common Stock (at the exchange rate of 0.504), par value $0.01 per share, equal to the Conversion Rate in effect immediately prior to the Delek/Alon Merger. In addition, the Supplemental Indenture provided that, as of the Effective Time, New Delek fully and unconditionally guaranteed, on a senior basis, Alon’s obligations under the Convertible Notes. See Note 11 for further discussion.
Additionally, in connection with the Convertible Notes, Alon also entered into equity instruments, including call options (the "Call Options") and warrants (the "Warrants"), designed, in combination, to hedge a portion of the risk associated with the potential exercise of the conversion feature

F-21 |

of the Convertible Notes and to mitigate the dilutive effect of such potential conversion. These equity instruments, in addition to the conversion feature, represent equity instruments originally indexed to Alon Common Stock that were exchanged for instruments with terms designed to preserve the original economic intent of such instruments and indexed to New Delek Common Stock in connection with the Delek/Alon Merger. See Note 11 for further discussion of these instruments and subsequent activity.
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
The Delek/Alon Merger was accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair value as of the acquisition date. Transaction costs incurred by the Company in connection with the Delek/Alon Merger totaled approximately $6.6 million and $24.7 million for the years ended December 31, 2018 and 2017, respectively. Such costs were included in general and administrative expenses in the accompanying consolidated statements of income.
Determination of Purchase Price
The purchase consideration comprised of 19,250,795 Delek common stock units valued at $509 million and equity instruments originally indexed to Alon stock exchanged for instruments indexed to New Delek's stock and certain share-based payments that were required to be exchanged for awards indexed to New Delek's stock fair valued at $21.7 million. The fair value of Delek's pre-existing equity method investment in Alon was valued at $449 million on acquisition date based on the quoted market price of shares of Alon. Based on these components the total purchase price was $979.7 million, which was allocated as follows:

Cash	$215.3
Receivables	176.8
Inventories	266.3
Prepaids and other current assets	38.7
Property, plant and equipment (1)	1,130.3
Equity method investments	31.0
Acquired intangible assets (2)	86.7
Goodwill (3)	870.7
Other non-current assets	37.0
Accounts payable	(263.4)
Obligation under Supply & Offtake Agreements	(208.9)
Other current liabilities	(308.6)
Environmental liabilities and asset retirement obligations	(234.6)
Deferred income taxes	(194.0)
Debt	(568.0)
Other non-current liabilities (4)	(95.6)
Fair value of net assets acquired	$979.7

(1) This fair value of property, plant and equipment is based on a valuation using a combination of the income, cost and market approaches. The useful lives are based upon guidelines for similar equipment, years since installation and consideration of costs spent on upgrades, repairs, turnarounds and rebuilds.
(2) The acquired intangible assets amount included certain identified intangibles, the most significant of which were as follows:

•	Third-party fuel supply agreement intangible that is subject to amortization with a fair value of $49.0 million, which is being amortized over a 10-year useful life;

•	Fuel trade name intangible valued at $4.0 million, which is being amortized over 5 years;

•	Rights-of-way intangible valued at $9.5 million, which has an indefinite life;

•	Liquor license intangible valued at $8.5 million, which has an indefinite life; and

•	Below-market lease intangibles valued at $8.3 million, which is being amortized over the remaining lease term.

F-22 |

(3) Goodwill generated as a result of the Delek/Alon Merger consists of the value of expected synergies from combining operations, the acquisition of an existing integrated refining, marketing and retail business located in areas with access to cost–advantaged feedstocks with an assembled workforce that cannot be duplicated at the same costs by a new entrant, and the strategic advantages of having a larger market presence. The total amount of goodwill that is expected to be deductible for tax purposes is $15.5 million. Goodwill was allocated to reportable segments based on various relevant factors as follows: Refining - $801.3 million and Retail - $44.3 million. The remainder relates to the asphalt operations, which was included in the corporate, other and eliminations segment, and which was subsequently written off as part of the impairment on assets held for sale during the first quarter of 2018.
(4) The assumed other non-current liabilities include liabilities related to above-market leases fair valued at $15.8 million, which is being amortized over the remaining lease term.

Pro Forma Financial Information
The following unaudited pro forma financial information presents the condensed combined results of operations of Delek and Alon for the year ended December 31, 2017, as if the Delek/Alon Merger had occurred on January 1, 2016, and reflects the final purchase price allocation. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations that would have been reported had the Delek/Alon merger been completed as of January 1, 2016, and should not be taken as indicative of New Delek's future consolidated results of operations. In addition, the unaudited pro forma condensed combined results of operations do not reflect any cost savings or associated costs to achieve such savings from operating efficiencies, synergies, debt refinancing or other restructuring that may result from the Delek/Alon Merger. The pro forma financial information also does not reflect certain non-recurring adjustments that have been, or are expected to be, recorded in connection with the Delek/Alon Merger, including any accrual for integration costs or transaction costs or additional transactions costs related to the Delek/Alon Merger, nor any retrospective adjustments related to the conforming of Alon's accounting policies to Delek's accounting policies, as such adjustments are impracticable to determine, and such adjustments are not expected to be indicative of on-going operations of the combined company. Finally, the pro forma presentation of net revenues and net income is inclusive of the revenue and net income (loss) attributable to the California Discontinued Entities (which are generally not material as the majority of the California Discontinued Entities were non-operating during the pro forma period). Pro forma adjustments are tax-effected at the Company's estimated statutory tax rates.

Year Ended December 31,
(in millions, except per share data)	2017 (1) (2)
(unaudited)
Net revenues	$9,477.8
Net income attributable to Delek	223.6
Earnings per share:
Basic	$2.75
Diluted	$2.73

(1) The pro forma information for the year ended December 31, 2017 has been updated to reflect the final purchase price allocation in the table above.

(2)	The unaudited pro forma statements of operations reflect the following adjustments:

•
To eliminate transactions between Delek and Alon for purchases and sales of refined products, reducing revenue and the associated cost of materials and other. Such pro forma eliminations resulted in a decrease to combined pro forma revenues by $59.0 million for the year ended December 31, 2017.

•
To eliminate the non-recurring transaction costs incurred during the historical periods. Such adjustments to general and administrative expense have been estimated to result in an increase to pro forma pre-tax income attributable to Delek totaling $32.2 million for the year ended December 31, 2017.

•
To retrospectively reflect depreciation of property, plant and equipment and amortization of intangibles based on the fair value of the assets as of the acquisition date, as if that fair value had been reflected beginning January 1, 2016, and to retrospectively eliminate the amortization of any previously recorded intangibles. Such adjustments to depreciation and amortization have been estimated to result in an increase to pro forma pre-tax income attributable to Delek totaling $34.7 million for the year ended December 31, 2017.

•
To retrospectively reflect the accretion of asset retirement obligations and certain environmental liabilities. Such adjustments to general and administrative expense have been estimated to result in a decrease to pro forma pre-tax income attributable to Delek totaling $0.8 million for the years ended December 31, 2017.

•
To retrospectively reflect adjustments to interest expense, including the impact of discounts or premiums created by the difference in fair value and outstanding amounts as of the acquisition date (collectively, the “new effective yield”), by applying the new effective yield to historical outstanding amounts in the pro forma period and reversing previously recognized interest expense. Such net adjustments to interest expense have been estimated to result in an increase to pro forma pre-tax income attributable to Delek totaling $9.4 million for the year ended December 31, 2017.

•
To eliminate Delek’s equity income previously recorded on its equity method investment in Alon, prior to the Delek/Alon Merger. Such pro forma elimination resulted in a decrease to pro forma pre-tax income totaling $3.2 million for the year ended December 31, 2017.

•	To eliminate the gain on remeasurement of the equity method investment in Alon totaling $190.1 million recognized during the year ended December 31, 2017.

•
To record the tax effect on pro forma adjustments and additional tax benefit associated with dividends received from Alon at a combined U.S. (federal and state) income tax statutory blended rate of approximately 37% for the year ended December 31, 2017.

•	To adjust the weighted average number of shares outstanding based on 0.504 of a share of Delek common stock for each share of Alon common stock

F-23 |

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
Delek began consolidating Alon's results of operations on July 1, 2017. Alon operations contributed $4,428.3 million, $4,649.8 million and $1,950.0 million to net revenues and $328.1 million, $394.9 million, and $90.1 million to pre-tax income for the years ended December 31, 2019, 2018 and 2017, respectively, inclusive of the contribution of the California Discontinued Entities.
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

F-24 |

4. Segment Data
We aggregate our operating segments into three reportable segments: Refining, Logistics and Retail. Operations that are not specifically included in the reportable segments are included in Corporate, Other and Eliminations, which consists of the following:

•	our corporate activities;

•	results of certain immaterial operating segments, including our Canadian crude trading operations (as discussed in Note 12);

•	Alon's asphalt terminal operations effective with the Delek/Alon Merger (see Note 8 for further discussion);

•	our equity method investment in Alon prior to the Delek/Alon Merger (as discussed in Note 6);

•	our discontinued Paramount and Long Beach, California refinery and California renewable fuels facility operations (acquired as part of the Delek/Alon Merger) (see Note 8 for further discussion); and

•	intercompany eliminations.
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
Refining Segment
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd") as of December 31, 2019, including the following:

•	75,000 bpd Tyler, Texas refinery (the "Tyler refinery");

•	80,000 bpd El Dorado, Arkansas refinery (the "El Dorado refinery");

•	73,000 bpd Big Spring, Texas refinery (the "Big Spring refinery");

•	74,000 bpd Krotz Springs, Louisiana refinery (the "Krotz Springs refinery"); and

•	a non-operating refinery located in Bakersfield, California.
Prior to the Delek/Alon Merger, the refining segment had a combined nameplate capacity of 155,000 bpd, including the Tyler refinery and the El Dorado refinery. As of December 31, 2019, the refining segment also owns and operates three biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi (acquired in October 2019). The biodiesel industry has historically been substantially aided by federal and state tax incentives. One tax incentive program that has been significant to our renewable fuels facilities is the federal blender's tax credit (also known as the biodiesel tax credit or "BTC"). The BTC provides a $1.00 refundable tax credit per gallon of pure biodiesel to the first blender of biodiesel with petroleum-based diesel fuel. The blender's tax credit was re-enacted in December 2019 for the years 2020 through 2022 and was retroactively reinstated for 2018 and 2019. Previously, the blender's tax credit expired on December 31, 2016, but was retroactively reinstated during the first quarter of 2018 to extend through December 31, 2017.
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
Retail Segment
Effective with the Delek/Alon Merger July 1, 2017 (see Note 3), Delek's retail segment includes the operations of Alon's owned and leased convenience store sites located primarily in central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel under the Alon or Delek brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. We operated 252 and 279 stores as of December 31, 2019 and 2018, respectively.
In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination require the removal of all 7-Eleven

F-25 |

branding on a store-by-store basis by the earlier of December 31, 2021 or the date upon which our last 7-Eleven store is de-identified or closed. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed at such convenience stores pursuant to the termination. In connection with certain strategic initiatives, we closed or sold 30 under-performing or non-strategic store locations for the year ended December 31, 2019 for total proceeds of $15.1 million.
Significant Inter-segment Transactions
All inter-segment transactions have been eliminated in consolidation and consists primarily of the following:

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

•	logistics segment sales of wholesale finished product to our refining segment; and

•	logistics segment crude transportation, terminalling and storage fee revenue from our refining segment for the utilization of pipeline, terminal and storage assets.
Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by contribution margin for the year ended indicated (in millions):

	Year Ended December 31, 2019
(In millions)	Refining (1)	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and sales)	$8,095.9	$323.0	$838.0	$41.3	$9,298.2
Inter-segment fees and sales	702.6	261.0	—	(963.6)	—
Operating costs and expenses:
Cost of materials and other	7,544.5	336.5	684.7	(908.5)	7,657.2
Operating expenses (excluding depreciation and amortization presented below)	492.4	74.1	94.8	20.9	682.2
Segment contribution margin	$761.6	$173.4	$58.5	$(34.7)	958.8
Depreciation and amortization	134.3	26.7	11.2	22.1	194.3
General and administrative expenses					274.7
Other operating income, net					(2.5)
Operating income					$492.3
Capital spending (excluding business combinations)	$266.6	$9.9	$20.5	$131.1	$428.1

	Year Ended December 31, 2018
(In millions)	Refining (1)	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and sales)	$8,771.4	$416.8	$915.4	$129.5	$10,233.1
Inter-segment fees and sales	839.0	240.8	—	(1,079.8)	—
Operating costs and expenses:
Cost of materials and other	8,279.9	429.1	755.8	(904.3)	8,560.5
Operating expenses (excluding depreciation and amortization presented below)	465.4	58.7	100.7	20.2	645.0
Segment contribution margin	$865.1	$169.8	$58.9	$(66.2)	1,027.6
Depreciation and amortization	133.7	26.0	24.6	15.1	199.4
General and administrative expenses					247.6
Other operating expense, net					(31.3)
Operating income					$611.9
Capital spending (excluding business combinations)	$203.9	$11.6	$10.0	$91.7	$317.2

F-26 |

	Year Ended December 31, 2017
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and sales)	$6,364.5	$382.3	$426.7	$93.6	$7,267.1
Inter-segment fees and sales	256.1	155.8	—	(411.9)	—
Operating costs and expenses:
Cost of materials and other	5,852.2	372.9	350.3	(247.8)	6,327.6
Operating expenses (excluding depreciation and amortization presented below)	317.7	43.3	49.6	18.4	429.0
Segment contribution margin	$450.7	$121.9	$26.8	$(88.9)	510.5
Depreciation and amortization	109.2	21.9	7.0	15.2	153.3
General and administrative expenses					175.9
Other operating expense, net					1.0
Operating income					$180.3
Capital spending (excluding business combinations)	$128.2	$18.4	$11.7	$19.2	$177.5

(1)
Refining segment contribution margin for the year ended December 31, 2019 includes $77.6 million of BTC that was re-enacted in 2019, $36.0 million of which related to 2018 renewable blending activities. Refining segment contribution margin for the year ended December 31, 2018 includes $24.9 million of BTC that was enacted in 2018 all of which related to 2017 renewable blending activities.

Other Segment Information
Total assets by segment were as follows as of:

	December 31, 2019
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Total assets	$6,549.4	$744.4	$344.9	$(622.4)	$7,016.3
Less:
Inter-segment notes receivable	(1,586.8)	—	—	1,586.8	—
Inter-segment right of use lease assets	(441.3)	—	—	441.3	—
Total assets, excluding inter-segment notes receivable and right of use assets	$4,521.3	$744.4	$344.9	$1,405.7	$7,016.3

	December 31, 2018
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Total assets	$5,430.1	$624.6	$310.6	$(604.7)	$5,760.6
Less:
Inter-segment notes receivable	(1,003.3)	—	—	1,003.3	—
Inter-segment right of use lease assets	—	—	—	—	—
Total assets, excluding inter-segment notes receivable and right of use assets	$4,426.8	$624.6	$310.6	$398.6	$5,760.6

F-27 |

5. Earnings (Loss) Per Share and Stock Repurchase Program
Earnings (Loss) Per Share
Basic earnings per share (or "EPS") is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income (loss), as adjusted for changes to income that would result from the assumed settlement of the dilutive equity instruments included in diluted weighted average common shares outstanding, by the diluted weighted average common shares outstanding. For all years presented, we have outstanding various equity-based compensation awards that are considered in our diluted EPS calculation (when to do so would not be anti-dilutive), and is inclusive of awards disclosed in Note 21 to these consolidated financial statements. For those instruments that are indexed to our common stock, they are generally dilutive when the market price of the underlying indexed share of common stock is in excess of the exercise price. Additionally, in connection with the Delek/Alon Merger (disclosed in Note 3), we assumed certain equity instruments, including conversion options (associated with Convertible Notes) and Warrants, that were dilutive in certain periods in which they were outstanding (see discussion of these instruments in Note 11). The Convertible Notes conversion options were dilutive during the period they were outstanding when the incremental EPS calculated by dividing the increase in income associated with the elimination of interest expense on the convertible debt, net of tax, by the number of shares that would be issued upon conversion using the treasury stock method (which is applicable because of the cash settlement feature associated with the underlying principal) is dilutive to the overall diluted EPS calculation. The Warrants were generally dilutive during the periods they were outstanding when the market price of the underlying indexed share of common stock was in excess of the exercise price. All such instruments that may otherwise be dilutive may not be dilutive when there is net loss for the period. We also assumed Call Options in connection with the Delek/Alon Merger which were not reflected in the diluted weighted average common shares outstanding because to do so would have been antidilutive. On September 17, 2018, Delek settled the Convertible Notes for a combination of cash and shares of New Delek Common Stock (See Note 11) and in November 2018, Delek entered into Warrant Unwind Agreements (the "Unwind Agreements" - See Note 11) with the holders of our outstanding common stock warrants; therefore, these instruments were only potentially dilutive for EPS for the years ended December 31, 2018 and 2017.

F-28 |

The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended December 31,
	2019	2018	2017
Numerator:
Numerator for EPS - continuing operations
Income from continuing operations	$331.0	$383.6	$328.5
Less: Income from continuing operations attributed to non-controlling interest	25.6	26.7	33.8
Income from continuing operations attributable to Delek (numerator for basic EPS - continuing operations attributable to Delek)	305.4	356.9	294.7
Interest on convertible debt, net of tax	—	2.6	—
Numerator for diluted EPS - continuing operations attributable to Delek	$305.4	$359.5	$294.7

Numerator for EPS - discontinued operations
Income (loss) from discontinued operations, including gain (loss) on sale of discontinued operations	$6.6	$(10.9)	$(8.6)
Less: Income tax expense (benefit)	1.4	(2.2)	(2.7)
Income (loss) from discontinued operations, net of tax	5.2	(8.7)	(5.9)
Less: Income from discontinued operations attributed to non-controlling interest	—	8.1	—
Income (loss) from discontinued operations attributable to Delek	$5.2	$(16.8)	$(5.9)

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	75,853,187	82,797,110	71,566,225
Dilutive effect of convertible debt	—	1,525,846	—
Dilutive effect of warrants	—	967,352	—
Dilutive effect of stock-based awards	720,904	1,478,093	736,858
Weighted average common shares outstanding, assuming dilution	76,574,091	86,768,401	72,303,083

EPS:
Basic income (loss) per share:
Income (loss) from continuing operations	$4.03	$4.31	$4.12
(Loss) income from discontinued operations	0.07	(0.20)	(0.08)
Total basic income (loss) per share	$4.10	$4.11	$4.04
Diluted income (loss) per share:
Income (loss) from continuing operations	$3.99	$4.14	$4.08
(Loss) income from discontinued operations	0.07	(0.19)	(0.08)
Total diluted income (loss) per share	$4.06	$3.95	$4.00

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:

Antidilutive stock-based compensation (because average share price is less than exercise price)	1,932,179	1,462,112	4,080,723
Antidilutive due to loss	—	—	—
Total antidilutive stock-based compensation	1,932,179	1,462,112	4,080,723

Antidilutive convertible debt instruments (because average share price is less than exercise price)	—	—	2,811,652
Total antidilutive convertible debt instruments	—	—	2,811,652

Antidilutive warrants (because average share price is less than exercise price)	—	—	2,806,291
Total antidilutive warrants	—	—	2,806,291

F-29 |

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
During the year ended December 31, 2019, we repurchased 5,039,034 common shares for $178.1 million. As of December 31, 2019, there was approximately $231.7 million of authorization remaining under Delek's aggregate stock repurchase program (based on repurchases that had settled as of December 31, 2019).

6. Delek Logistics and the Alon Partnership
Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of December 31, 2019, we owned a 61.4% limited partner interest in Delek Logistics, consisting of 15,294,046 common units, and a 94.6% interest in Delek Logistics GP, LLC which owns the entire 2.0% general partner interest, consisting of 498,482 general partner units, in Delek Logistics and all of the incentive distribution rights.
The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying consolidated balance sheets.
In March 2018, Delek Logistics, through its wholly-owned subsidiary DKL Big Spring, LLC, completed the acquisition from a subsidiary of Delek (the Alon Partnership) of storage tanks and terminals that support our Big Spring, Texas refinery (the "Big Spring Logistic Assets Acquisition"), which included the execution of related commercial agreements. In addition, a new marketing agreement was entered into between the subsidiary of Delek Logistics and the Alon Partnership pursuant to which the subsidiary of Delek Logistics provides marketing services for product sales from Big Spring refinery. The cash paid for the transferred assets was $170.8 million, and the cash paid for the marketing agreement was $144.2 million. The transactions were financed with borrowings under the 2014 Facility (as defined in Note 11). Additionally, the transaction resulted in the creation of a deferred tax asset related to the tax-book basis difference in the sold assets totaling $98.8 million, against which we have recorded a valuation allowance totaling $5.5 million for the portion of the deferred tax asset that relates to basis difference attributable to the non-controlling interest and therefore may not be realizable. Prior periods have not been recast in our Segment Data Note 4, as these assets did not constitute a business in accordance with the ASU 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"), and were accounted for as acquisitions of assets between entities under common control.
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
Delek Logistics is a variable interest entity, as defined under GAAP, and is consolidated into our consolidated financial statements, representing our logistics segment. The assets of Delek Logistics can only be used to settle its own obligations and its creditors have no recourse to our assets. Exclusive of intercompany balances and the marketing agreement intangible asset between Delek Logistics and Delek which are eliminated in consolidation, the Delek Logistics consolidated balance sheets are included in the consolidated balance sheets of Delek.

F-30 |

The Delek Logistics consolidated balance sheets are presented below (in millions):

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$5.5	$4.5
Accounts receivable	13.2	21.6
Inventory	12.6	5.5
Other current assets	2.3	1.0
Property, plant and equipment, net	295.0	312.6
Equity method investments	247.0	104.8
Operating lease right-of-use assets	3.7	—
Goodwill	12.2	12.2
Intangible assets, net	131.0	138.2
Other non-current assets	21.9	24.2
Total assets	$744.4	$624.6
LIABILITIES AND DEFICIT
Accounts payable	$12.5	$14.2
Accounts payable to related parties	8.9	7.8
Current portion of operating lease liabilities	1.4	—
Accrued expenses and other current liabilities	12.2	14.5
Long-term debt	833.1	700.4
Asset retirement obligations	5.6	5.2
Operating lease liabilities, net of current portion	2.3	—
Deferred tax liabilities	0.2	—
Other non-current liabilities	19.3	17.3
Deficit	(151.1)	(134.8)
Total liabilities and deficit	$744.4	$624.6

Alon Partnership
As part of the Delek/Alon Merger, we acquired the Alon Partnership which owns the assets and conducts the operations of the Big Spring refinery and the associated integrated wholesale marketing operations. On November 8, 2017, Delek and the Alon Partnership entered into a definitive merger agreement under which Delek agreed to acquire all of the outstanding limited partner units which Delek did not already own in an all-equity transaction (the "Alon Partnership Merger"). This transaction closed on February 7, 2018 (the "Merger Date"). Delek owned approximately 51.0 million limited partner units of the Alon Partnership, or approximately 81.6% of the outstanding units, immediately prior to the Merger Date. Under terms of the merger agreement, the owners of the remaining outstanding units in the Alon Partnership that Delek did not own immediately prior to the Merger Date received a fixed exchange ratio of 0.49 shares of New Delek common stock for each limited partner unit of the Alon Partnership, resulting in the issuance of approximately 5.6 million shares of New Delek common stock to the public unitholders of the Alon Partnership. Because the transaction represented a combination of ownership interests under common control, the transfer of equity from non-controlling interest to owned interest (additional paid-in capital) was recorded at carrying value and no gain or loss was recognized in connection with the transaction. Additionally, book-tax basis difference was created as a result of the transaction that resulted in a deferred tax asset of approximately $13.5 million, net of a valuation allowance on certain state income tax components, that also increased additional paid-in capital. Transaction costs incurred by the Company in connection with the Alon Partnership Merger totaled approximately $3.0 million for the year ended December 31, 2018. Such costs were included in general and administrative expenses in the accompanying consolidated statements of income.
The limited partner interests of the Alon Partnership prior to this acquisition were represented as common units outstanding. As of December 31, 2017, the 11.5 million common units held by the public represented approximately 18.4% of the Alon Partnership’s common units outstanding. The limited partner interests in the Alon Partnership not owned by us are reflected in net income attributable to non-controlling interest in the accompanying consolidated statements of income for the year ended December 31, 2017.
Prior to the Alon Partnership Merger, we had agreements with the Alon Partnership, under which the Alon Partnership agreed to reimburse us for certain administrative and operational services provided by us and our subsidiaries to the Alon Partnership, indemnify us with respect to certain matters and establish terms for the supply of products by the Alon Partnership to us.
As of December 31, 2019 and 2018, the Alon Partnership is included in Delek's consolidated balance sheet as a wholly-owned subsidiary.

F-31 |

7. Equity Method Investments
Wink to Webster Pipeline LLC ("WWP")
On July 30, 2019, we, through our wholly-owned direct subsidiary Delek US Energy, Inc. (“Delek Energy”), entered into a limited liability company agreement (the “LLCA”) and related agreements with multiple joint venture members of Wink to Webster Pipeline LLC (“WWP”). Pursuant to the LLCA, Delek Energy acquired a 15% ownership interest in WWP ("WWP Joint Venture"). WWP intends to construct and operate a crude oil pipeline system from Wink, Texas to Webster, Texas along with certain pipelines from Webster, Texas to other destinations in the Gulf Coast area. Pursuant to the LLCA, Delek Energy will be required to contribute its percentage interest of the applicable construction costs (including certain costs previously incurred by WWP) and it is anticipated that Delek Energy’s capital contributions will total approximately $340 million to $380 million over the course of construction (expected to be two to three years). During the year ended December 31, 2019, we made capital contributions totaling $126.7 million. Subsequent to December 31, 2019, we made additional capital contributions totaling $18.9 million based on capital calls received.
As of December 31, 2019, Delek's investment balance in WWP totaled $125.3 million, and our portion of net losses was $1.4 million for the year ended December 31, 2019. This investment is accounted for using the equity method and is included as part of total assets in corporate, other and eliminations in our segment disclosure.
Subsequent to December 31, 2019, on February 21, 2020, we, through our wholly-owned direct subsidiary Delek Energy, entered into the W2W Holdings LLC Agreement with MPLX Operations LLC ("MPLX") (collectively, with its wholly-owned subsidiaries, the "WWP Project Financing Joint Venture" or the "WWP Project Financing JV"). The WWP Project Financing JV was created for the specific purpose of obtaining financing, through its wholly-owned subsidiary, W2W Finance LLC, to fund our combined capital calls resulting from and occurring during the construction period of the pipeline system under the WWP Joint Venture, and to service that debt. In connection with the arrangement, both Delek Energy and MPLX contributed their respective 15% ownership interests to the WWP Project Financing JV as collateral for and in service of the related project financing. Accordingly, distributions received from WWP through the WWP Project Financing JV will first be applied in service of the related project financing debt, with excess distributions being made to the members of the WWP Project Financing JV as provided for in the W2W Holdings LLC Agreement. The obligations of the members under the W2W Holdings LLC Agreement are guaranteed by the parents of the members of the WWP Project Financing JV (i.e., for Delek Energy, the guarantee is from Delek US Holdings, Inc.).
Red River Pipeline Company LLC ("Red River")
In May 2019, Delek Logistics, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed under the Delek Logistics Credit Facility (as defined in Note 11), to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River ("Red River Pipeline Joint Venture"). Red River owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, with an expansion project planned to increase the pipeline capacity, which is expected to be completed during the first half of 2020. Delek Logistics contributed an additional $3.5 million related to such expansion project in May 2019. As of December 31, 2019, Delek's investment balance in Red River totaled $131.0 million, and we recognized income on the investment totaling $8.4 million for the year ended December 31, 2019. This investment is accounted for using the equity method and is included as part of total assets in our logistics segment.
Other Investments
On May 14, 2015, Delek acquired from Alon Israel Oil Company, Ltd. ("Alon Israel") approximately 33.7 million shares of common stock (the "ALJ Shares") of Alon pursuant to the terms of a stock purchase agreement with Alon Israel dated April 14, 2015 (the "Alon Acquisition"). The ALJ Shares represented an equity interest in Alon of approximately 48% at the time of acquisition. Our equity method investment in Alon prior to the Delek/Alon Merger was reported in the corporate, other and eliminations segment.
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

F-32 |

Below are the summarized financial information of the results of operations of Alon (in millions) for the previous periods when Alon was accounted for as an equity method investment:

Income Statement Information	For the period January 1, 2017 to June 30, 2017
Net revenues	$2,269.7
Gross profit	351.2
Pre-tax income	20.0
Net income	15.0
Net income attributable to Alon	9.5

In addition to Red River, Delek Logistics has two other joint ventures that own and operate logistics assets, and which serve third parties and subsidiaries of Delek. As of December 31, 2019 and 2018, Delek Logistics' investment balance in these joint ventures was $116.0 million and $104.8 million, respectively, and are accounted for using the equity method.
Effective with the Delek/Alon Merger, we acquired a 50% interest in two joint ventures that own asphalt terminals located in Fernley, Nevada, and Brownwood, Texas. On May 21, 2018, Delek sold its 50% interest in the asphalt terminal located in Fernley, Nevada. See Note 8 for further discussion. As of December 31, 2019 and 2018, Delek's investment balance in the Brownwood, Texas joint venture was $30.7 million and $23.1 million, respectively. This investment is accounted for using the equity method and is included as part of total assets in the corporate, other and eliminations in our segment disclosure.

8. Discontinued Operations and Assets Held for Sale
Asphalt Terminals Held for Sale
On February 12, 2018, Delek announced it had reached a definitive agreement to sell certain assets and operations of four asphalt terminals (included in corporate, other and eliminations in our segment disclosure), as well as an equity method investment in an additional asphalt terminal, to an affiliate of Andeavor. This transaction included asphalt terminal assets in Bakersfield, Mojave and Elk Grove, California and Phoenix, Arizona, as well as Delek’s 50% equity interest in the Paramount-Nevada Asphalt Company, LLC joint venture that operated an asphalt terminal located in Fernley, Nevada. On May 21, 2018, Delek completed the transaction and received net proceeds of approximately $110.8 million, inclusive of the $75.0 million base proceeds as well as certain preliminary working capital adjustments. The assets associated with the owned terminals met the definition of held for sale pursuant to ASC 360 as of February 1, 2018, but did not meet the definition of discontinued operations pursuant to ASC 205-20, as the sale of these asphalt assets did not represent a strategic shift that would have a major effect on the entity's operations and financial results. Accordingly, depreciation ceased as of February 1, 2018, and the assets to be sold were reclassified to assets held for sale as of that date and were written down to the estimated fair value less costs to sell, resulting in an impairment loss on assets held for sale of $27.5 million for the year ended December 31, 2018. All goodwill associated with the asphalt operations sold was written off in connection with the impairment charge discussed above. In connection with the completion of the sale transaction, we recognized a gain of approximately $13.3 million, resulting primarily from the recognition of certain additional proceeds at closing associated with the asphalt terminals which were not previously determinable or probable and the recognition of the gain on the sale of the joint venture which was not previously recognized as held for sale (as it did not meet the criteria). Such gain on sale of the asphalt assets is reflected in results of continuing operations on the accompanying consolidated income statement for the year ended December 31, 2018.
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
Sale of Paramount Refinery Assets and Altair
On March 16, 2018, Delek sold to World Energy, LLC ("World Energy") (i) all of Delek’s membership interests in the California renewable fuels facility ("AltAir") (ii) certain refining assets and other related assets located in Paramount, California and (iii) certain associated tank farm and pipeline assets and other related assets located in California. The sale involved initial proceeds due at closing, a subsequent working capital

F-33 |

settlement as well as contingent proceeds for Delek's pro rata portion of any BTC relating to AltAir activities in 2018 earned through the sale date in connection with the re-enactment of the 2018 BTC that occurred in December 2019, and other final adjustments on retained contingent liabilities. In August 2019, we reached an agreement with World Energy to offset amounts payable by Delek under our seller obligations for the Ten-Tex Litigation matter (defined and further discussed in Note 14) against the working capital settlement receivable referenced above, and to convert the net receivable to a promissory note in the amount of $12.3 million (the "World Energy Note Receivable" or the "Note Receivable").
In connection with the sale, including the initial proceeds and the subsequent resolution of contingencies, we recorded the following:

	Recognized in 2019	Recognized in 2018		Total Transaction
(in millions)	Amount	Amount	Location	Amount
Initial cash proceeds received in March 2018:
Continuing operations	$—	55.5	Cash flows from investing activities - continuing operations	$55.5
Discontinued operations	—	14.9	Cash flows from investing activities - discontinued operations	14.9
Total cash proceeds	$—	$70.4		$70.4
Add (less) non-cash balance sheet adjustments:
Receivable for working capital settlement	(14.8)	14.8	Balance sheet - Other current assets (other receivables)	—
Note Receivable for working capital settlement, net of actual litigation settlement (1)	12.3	—	Balance sheet - Other current and non-current assets (notes receivable)	12.3
Relief of existing liability for contingent litigation (net of immaterial rounding)	4.9	—	Balance sheet - Other current liabilities	4.9
Net Contingent Proceeds Receivable related to re-enactment of 2018 BTC	5.7	—	Balance sheet - Other current assets (other receivables) and other current liabilities (other accrued liabilities)	5.7
Additional proceeds	8.1	14.8		22.9
Total expected proceeds	$8.1	$85.2		$93.3

Pre-tax loss (gain) on sale:
Initial loss on sale recognized in March 2018	$—	$41.4	Loss on sale of discontinued operations	41.4
Subsequent reduction of contingent litigation accrual related to July 2019 settlement	(2.4)	—	Gain on sale of discontinued operations	(2.4)
Subsequent accrual for contingent proceeds due upon re-enactment of the 2018 BTC	(5.7)	—	Gain on sale of discontinued operations	(5.7)
Total (gain) loss on sale before taxes	$(8.1)	$41.4		$33.3
(1) The World Energy Note Receivable bears interest at a fixed rate of 6.0% per annum payable monthly, and requires monthly principal payments totaling approximately $0.5 million beginning in January 2020. The Note Receivable matures on December 31, 2021, subject to acceleration clauses if certain events occur. In the event that the BTC is re-enacted for 2018 and/or 2019 resulting in proceeds to World Energy for Altair's qualifying credits, the Note Receivable also provides for the pre-payment of the lesser of the remaining outstanding balance (and all accrued interest) or the amount of the BTC proceeds received will be payable to Delek within 15 days of such receipt. Because the BTC was re-enacted for those periods in December 2019, this acceleration provision will be applicable when the BTC proceeds are received by World Energy, which is expected to occur in 2020.

Sale of Long Beach Refinery Net Assets
The transaction to dispose of certain assets and liabilities associated with our Long Beach, California refinery to Bridge Point Long Beach, LLC closed July 17, 2018 resulting in initial cash proceeds of approximately $14.5 million, net of expenses, and resulting in a gain on sale of discontinued operations of approximately $1.4 million during the third quarter of 2018. We retained certain asset retirement obligations in connection with the disposition of the Long Beach refinery related to work that was required subsequent to the sale. As of December 31, 2019, the work has been completed and the remaining unused asset retirement obligations were written off resulting in additional gain on sale of discontinued operations of $1.9 million.

F-34 |

Operating Results of Discontinued Operations
The operating results, net of tax, from discontinued operations associated with the California Discontinued Entities are presented separately in Delek’s consolidated statements of income and the notes to the consolidated financial statements have been adjusted to exclude the discontinued operations. Classification as discontinued operations requires retrospective reclassification of the associated assets, liabilities and results of operations for all periods presented, beginning (in this case) as of the date of acquisition, which was July 1, 2017. Components of amounts reflected in income from discontinued operations are as follows (in millions):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net revenues	$—	$32.5	$82.4
Cost of sales:
Cost of materials and other	—	3.8	(68.7)
Operating expenses (excluding depreciation and amortization)	—	(9.4)	(14.4)
Total cost of sales	—	(5.6)	(83.1)
General and administrative expenses	—	(1.1)	(6.0)
Other operating income, net	—	0.3	(0.2)
Interest expense	—	—	(1.7)
Interest income	—	3.0	—
Other expense, net	—	—	—
Gain (loss) on sale of California Discontinued Entities (1)	6.6	(40.0)	—
Income (loss) from discontinued operations before taxes	6.6	(10.9)	(8.6)
Income tax expense (benefit)	1.4	(2.2)	(2.7)
Income (loss) from discontinued operations, net of tax (2)	$5.2	$(8.7)	$(5.9)

(1)	See detail of subsequent adjustments to Gain (loss) on sale of discontinued operations in the table below.

(2)	Included in loss from discontinued operations is net income attributable to non-controlling interest totaling $(8.1) million related to AltAir for the year ended December 31, 2018.

Subsequent Adjustments to Gain (Loss) on Sale of Discontinued Operations
Subsequent to the disposition of the California Discontinued Entities, we recognized certain adjustments that were attributable to operations of the California Discontinued Entities for periods prior to disposition, including (but not necessarily limited to): litigations, claims or assessments related to matters/events that occurred prior to disposition; indemnification of certain liabilities that related to the California Discontinued Entities and arose prior to disposition; and resolution of other contingencies including contingent proceeds. The following table provides a detail of the subsequent adjustments to the gain (loss) on sale of discontinued operations, as well as the remaining identified contingent liabilities:

	Year Ended
(in millions)	December 31, 2019	December 31, 2018
Subsequent adjustments to gain (loss) on sale of discontinued operations (pre-tax):
Reduction of AltAir-related contingent litigation accrual related to July 2019 settlement (1)	$2.4	$—
Accrual for AltAir-related contingent proceeds due upon re-enactment of the 2018 BTC	5.7	—
Reduction of Paramount-related accrual for California emissions credits requirements	(3.4)	—
Write-off related to retained Long Beach asset retirement obligations and environmental liabilities	1.9	—
Total adjustments to gain (loss) on sale of discontinued operations (pre-tax)	$6.6	$—

	As of
(in millions)	December 31, 2019	December 31, 2018
Remaining identified contingent liabilities (recorded in other current liabilities):
AltAir-related Ten-Tex Litigation Accrual (1)	$—	$5.0
Paramount-related accrual for California emissions credits requirements	$3.4	$—

(1)	Relates to the "Ten-Tex Litigation" further discussed in Note 14.

F-35 |

9. Inventory
Carrying value of inventories consisted of the following (in millions):

	December 31, 2019	December 31, 2018
Refinery raw materials and supplies	$400.4	$289.0
Refinery work in process	109.1	58.9
Refinery finished goods	397.5	291.1
Retail fuel	7.3	8.0
Retail merchandise	19.8	25.4
Logistics refined products	12.6	5.5
Total inventories	$946.7	$677.9

At December 31, 2019, we recorded a pre-tax inventory valuation reserve of $1.7 million, $1.2 million of which related to LIFO inventory, due to a market price decline below our cost of certain inventory products. At December 31, 2018, we recorded a pre-tax inventory valuation reserve of $54.0 million, $39.4 million of which related to LIFO inventory, which reversed in the first quarter of 2019 due to the sale of inventory quantities that gave rise to the December 31, 2018 reserve. For the years ended December 31, 2019, 2018 and 2017, we recognized a net reduction (increase) in cost of materials and other in the accompanying consolidated statements of income related to the change in pre-tax inventory valuation of $52.3 million, $(51.3) million and $14.0 million, respectively.
At December 31, 2019 and 2018, the excess of replacement cost over the carrying value (LIFO) of the Tyler refinery inventories was $14.9 million and $1.5 million, respectively.
Permanent Liquidations
We incurred a permanent reduction in a LIFO layer resulting in liquidation gain (loss) in our refinery inventory of $9.2 million, $(7.5) million and $0.9 million during the years ended December 31, 2019, 2018 and 2017, respectively. These liquidation (losses) gains were recognized as a component of cost of materials and other in the accompanying consolidated statements of income.

10. Crude Oil Supply and Inventory Purchase Agreements
Delek has Supply and Offtake Agreements with J. Aron & Company ("J. Aron") in connection with its El Dorado, Big Spring and Krotz Spring refineries (collectively, the "Supply and Offtake Agreements"). Pursuant to the Supply and Offtake Agreements, (i) J. Aron agrees to sell to us, and we agree to buy from J. Aron, at market prices, crude oil for processing at these refineries and (ii) we agree to sell, and J. Aron agrees to buy, at market prices, certain refined products produced at these refineries. The Supply and Offtake Agreements also provide for the lease to J. Aron of crude oil and refined product storage facilities, and the identification of prospective purchasers of refined products on J. Aron’s behalf. At the inception of the Supply and Offtake Agreements, we transferred title to a certain number of barrels of crude and other inventories to J. Aron (the "Step-In"), and the Supply and Offtake Agreements require the repurchase of remaining inventory (including certain "Baseline Volumes") at the termination of those Agreements (the "Step-Out"). The Supply and Offtake Agreements are accounted for as product financing arrangements under the fair value election provided by ASC 815 and ASC 825.
Barrels subject to the Supply and Offtake Agreements are as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs
Baseline Volumes pursuant to the respective Supply and Offtake Agreements	2.0	0.8	1.3
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of December 31, 2019 (1)	3.5	2.0	1.7
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of December 31, 2018 (1)	2.8	1.7	1.8

(1)	Includes Baseline Volumes plus/minus over/short quantities.

The El Dorado Supply and Offtake Agreement has a maturity date of April 30, 2020. The Big Spring and Krotz Springs Supply and Offtake Agreements expire in May 2021, except that J. Aron or Delek may elect to early terminate in May 2020 on prior notice, as defined in those Agreements. The Big Spring and Krotz Springs Supply and Offtake Agreements were amended in November 2019 to require such notice in February 2020, and again in January and February 2020 to ultimately require such notice in March 2020. The Supply and Offtake Agreements have certain termination provisions, which may include requirements to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.

F-36 |

The Supply and Offtake Agreements were amended in December 2018 for Big Spring and in January 2019 for El Dorado and Krotz Springs so that the repurchase of Baseline Volumes at the end of the Supply and Offtake Agreement term (representing the "Baseline Step-Out Liability" or, collectively, the "Baseline Step-Out Liabilities") will be based upon a fixed price. Prior to those amendments, the Baseline Step-Out Liabilities were based on market-indexed pricing. The amendments resulted in Baseline Step-Out Liabilities that are no longer subject to commodity price volatility, but for which its fair value is now subject to interest rate risk. As a result, we recorded gains on the change in fair value resulting from the modification of the instruments from commodities-based risk to interest rate risk in cost of materials and other in the periods in which the amendments occurred, including $7.6 million of which were recognized in the first quarter of 2019 and $4.0 million in the fourth quarter of 2018. Subsequent to these amendments, such Baseline Step-Out Liabilities continued to be recorded at fair value, where the fair value reflected changes in interest rate risk rather than commodity price risk under the fair value election provided by ASC 815 and ASC 825. Prior to the amendments, the Obligations under the Supply and Offtake Agreements were all classified as current based on the market-indexed nature of the liabilities. Subsequent to the amendments, the Baseline Step-Out Liabilities are reflected as non-current liabilities on our consolidated balance sheet to the extent that they are not contractually due within twelve months. Monthly activity resulting in over and short volumes continue to be valued using market-indexed pricing, and are included in current liabilities (or receivables) on our consolidated balance sheet. Net balances payable (receivable) under the Supply and Offtake Agreements were as follows as of the balance sheet dates:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Balances as of December 31, 2019:
Baseline Step-Out Liability	$125.5	$57.2	$87.6	$270.3
Revolving over/short product financing liability	93.0	73.5	40.5	207.0
Total Obligations Under Supply and Offtake Agreements	218.5	130.7	128.1	477.3
Less: Current portion	218.5	73.5	40.5	332.5
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$—	$57.2	$87.6	$144.8
Other receivable for monthly activity true-up (included in current receivables)	$(16.4)	$(3.1)	$(3.5)	$(23.0)

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Balances as of December 31, 2018:
Baseline Step-Out Liability	$—	$49.6	$—	$49.6
Revolving over/short product financing liability	—	46.9	—	46.9
Revolving Step-Out Liability (prior to January 2019 amendments)	152.6	—	113.1	265.7
Total Obligations Under Supply and Offtake Agreements	152.6	96.5	113.1	362.2
Less: Current portion	152.6	46.9	113.1	312.6
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$—	$49.6	$—	$49.6
Other (receivable) payable for monthly activity true-up (included in current payables (receivables))	$(7.8)	$(0.4)	$1.4	$(6.8)

In September 2019, we amended the Supply and Offtake Agreements to increase the fixed Step-Out price on Baseline Volumes. As a result of the change in the contractual terms, we received cash, net of estimated fees paid, totaling approximately $38.9 million. No gain or loss was recognized as a result of these September 2019 amendments. Subsequent to December 31, 2019, in January 2020, we amended our three Supply and Offtake Agreements to convert the Baseline Step-Out Liabilities back to a market-indexed price subject to commodity price risk with corresponding changes to underlying market-based indices and certain differentials.
As of December 31, 2019, the effective interest rates related to the Supply and Offtake Agreements, as amended, were as follows:

	El Dorado	Big Spring	Krotz Springs
Effective interest rate as of December 31, 2019	8.4%	9.3%	7.8%

The Supply and Offtake Agreements require payments of fees which are factored into the interest rate yield under the fair value accounting model. Recurring cash fees paid during the periods presented were as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Recurring cash fees paid during the year ended December 31, 2019	$11.6	$6.2	$10.3	$28.1
Recurring cash fees paid during the year ended December 31, 2018	$10.7	$7.1	$6.7	$24.5
Recurring cash fees paid during the year ended December 31, 2017	$9.7	$4.1	$3.0	$16.8

F-37 |

Interest expense recognized under the Supply and Offtake Agreements includes the yield attributable to recurring cash fees, one-time cash fees (e.g., in connection with amendments), as well as other changes in fair value, which may increase or decrease interest expense. Total interest expense incurred during the periods presented was as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Interest expense for the year ended December 31, 2019	$15.4	$5.5	$12.1	$33.0
Interest expense for the year ended December 31, 2018	$10.7	$7.1	$6.7	$24.5
Interest expense for the year ended December 31, 2017	$9.7	$4.1	$3.0	$16.8

Reflected in interest expense are gains totaling $9.3 million for the year ended December 31, 2019, related to the changes in fair value in the Baseline Step-Out Liabilities component of Obligations Under Supply and Offtake Agreements.

We maintained letters of credit under the Supply and Offtake Agreements as follows:

(in millions)	El Dorado	Big Spring and Krotz Springs
Letters of credit outstanding as of December 31, 2019	$180.0	$44.0
Letters of credit outstanding as of December 31, 2018	$120.0	$24.0

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

11. Long-Term Obligations and Notes Payable
Outstanding borrowings, net of unamortized debt discounts and certain deferred financing costs, under Delek’s existing debt instruments are as follows (in millions):

	December 31, 2019	December 31, 2018
Revolving Credit Facility	$30.0	$300.0
Term Loan Credit Facility (1)	1,069.5	682.9
Hapoalim Term Loan (2)	39.5	—
Delek Logistics Credit Facility	588.4	456.7
Delek Logistics Notes (3)	244.7	243.7
Reliant Bank Revolver	50.0	30.0
Promissory Notes	45.0	70.0
	2,067.1	1,783.3
Less: Current portion of long-term debt and notes payable	36.4	32.0
	$2,030.7	$1,751.3

(1)	Net of deferred financing costs of $3.5 million and $3.5 million, respectively, and debt discount of $12.5 million and $8.4 million, respectively, at December 31, 2019 and December 31, 2018.

(2)	Net of deferred financing costs of $0.3 million and debt discount of $0.2 million at December 31, 2019.

(3)	Net of deferred financing costs of $4.0 million and $4.8 million, respectively, and debt discount of $1.3 million and $1.5 million, respectively, at December 31, 2019 and December 31, 2018.

Delek Revolver and Term Loan
On March 30, 2018 (the "Closing Date"), Delek entered into (i) a new term loan credit agreement with Wells Fargo Bank, National Association, as administrative agent (the "Term Administrative Agent"), Delek, as borrower, certain subsidiaries of Delek, as guarantors, and the lenders from time to time party thereto, providing for a senior secured term loan facility in an amount of $700.0 million (the "Term Loan Credit Facility") and (ii) a second amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent (the "Revolver Administrative Agent"), Delek, as borrower, certain subsidiaries of Delek, as guarantors, and the other lenders party thereto, providing for a senior

F-38 |

secured asset-based revolving credit facility with commitments of $1.0 billion (the "Revolving Credit Facility" and, together with the Term Loan Credit Facility, the "New Credit Facilities").
The Revolving Credit Facility permits borrowings in Canadian dollars of up to $50.0 million. Prior to the December 2019 amendment, the Revolving Credit Facility permitted the issuance of letters of credit of up to $300.0 million, including letters of credit denominated in Canadian dollars of up to $10.0 million. On December 18, 2019, we amended the Second Amended and Restated Credit Agreement dated March 30, 2018, which increased the capacity to issue letters of credit under the agreement from $300.0 million up to $400.0 million. Delek may designate restricted subsidiaries as additional borrowers under the Revolving Credit Facility.
The Term Loan Credit Facility was drawn in full for $700.0 million on the Closing Date at an original issue discount of 0.50%. Proceeds under the Term Loan Credit Facility, as well as proceeds of approximately $300.0 million in borrowings under the Revolving Credit Facility on the Closing Date, were used to repay certain indebtedness of Delek and its subsidiaries (the “Refinancing”), as well as certain fees, costs and expenses in connection with the closing of the New Credit Facilities with any remaining proceeds held in cash. Proceeds of future borrowings under the Revolving Credit Facility will be used for working capital and general corporate purposes of Delek and its subsidiaries. In connection with the Refinancing, we recorded a loss on extinguishment of debt totaling approximately $9.1 million during 2018.
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
On November 12, 2019 (the "Second Incremental Effective Date"), we amended the Term Loan Credit facility agreement pursuant to the terms of the Second Incremental Amendment to the Term Loan Credit Agreement (the "Second Incremental Amendment") and borrowed $150.0 million in aggregate principal amount of incremental term loans (the "Incremental Loans") at an original issue discount of 1.21%, increasing the aggregate principal amount of loans outstanding under the Term Loan Credit Facility on the Second Incremental Effective Date to $1,088.3 million. The terms of the Incremental Term Loans and Incremental Loans are substantially identical to the terms applicable to the initial term loans under the Term Loan Credit Facility borrowed in March 2018. There are no restrictions on the Company's use of the proceeds of the Incremental Term Loans and Incremental Term Loans. The proceeds for the Incremental Term Loans may be used for (i) reducing utilizations under the Revolving Credit Facility, (ii) general corporate purposes and (iii) paying transaction fees and expenses associated with the Incremental Amendment. The proceeds for the Incremental Loans may be used for (i) for general corporate purposes (including growth capital expenditures) and (ii) to pay fees and expenses associated with the Second Incremental Amendment.
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
In addition, the Revolving Credit Facility requires Delek to pay an unused line fee on the average amount of unused commitments thereunder in each quarter, which fee will be at a rate of 0.25% or 0.375% per annum, depending on average commitment usage for such quarter. As of December 31, 2019, the unused line fee was set at 0.375% per annum.
Maturity and Repayments
The Revolving Credit Facility will mature and the commitments thereunder will terminate on March 30, 2023. The Term Loan Credit Facility matures on March 30, 2025 and requires scheduled quarterly principal payments on the last business day of the applicable quarter. Pursuant to the Incremental Amendment, quarterly payments increased from $1.75 million to $2.38 million. Pursuant to the Second Incremental Amendment, the quarterly payments increased to $2.75 million commencing with December 31, 2019. Additionally, the Term Loan Credit Facility requires prepayments by Delek with the net cash proceeds from certain debt incurrences, asset dispositions and insurance or condemnation events with respect to Delek’s assets, subject to certain exceptions, thresholds and reinvestment rights. The Term Loan Credit Facility also requires annual prepayments with a variable percentage of Delek’s excess cash flow, ranging from 50% to 0% depending on Delek’s consolidated fiscal year end secured net leverage ratio. Delek may also make voluntarily prepayments under the Term Loan Credit Facility at any time, subject to a prepayment

F-39 |

premium of 1.0% in connection with certain customary repricing events that may occur within six months after the Second Incremental Effective Date, with no premium applied after six months.
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
The Revolving Credit Facility is secured by a first priority lien over substantially all of Delek’s and each guarantor's receivables, inventory, RINs, instruments, intercompany loan receivables, deposit and securities accounts and related books and records and certain other personal property, subject to certain customary exceptions (the "Revolving Priority Collateral"), and a second priority lien over substantially all of Delek's and each guarantor's other assets, including all of the equity interests of any subsidiary held by Delek or any guarantor (other than equity interests in certain MLP Subsidiaries) subject to certain customary exceptions, but excluding real property (such real property and equity interests, the "Term Priority Collateral").
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
Additional Information
At December 31, 2019, the weighted average borrowing rate under the Revolving Credit Facility was 5.0% and was comprised entirely of a base rate borrowing and the principal amount outstanding thereunder was $30.0 million. Additionally, there were letters of credit issued of approximately $309.8 million as of December 31, 2019 under the Revolving Credit Facility. Unused credit commitments under the Revolving Credit Facility, as of December 31, 2019, were approximately $660.2 million.
At December 31, 2019, the weighted average borrowing rate under the Term Loan Credit Facility was approximately 4.05% comprised entirely of a LIBOR borrowing and the principal amount outstanding thereunder was $1,085.5 million. As of December 31, 2019, the effective interest rate related to the Term Loan Credit Facility was 4.37%.
Delek Hapoalim Term Loan
On December 31, 2019, Delek entered into a term loan credit and guaranty agreement (the "Agreement") with Bank Hapoalim B.M. ("BHI") as the administrative agent. Pursuant to the Agreement, on December 31, 2019, Delek borrowed $40.0 million (the "BHI Term Loan"). The interest rate under the Agreement is equal to LIBOR plus a margin of 3.00%. The Agreement has a current maturity of December 31, 2022 and requires quarterly loan amortization payments of $0.1 million, commencing March 31, 2020. Proceeds may be used for general purposes. The Agreement has an accordion feature that allows increasing the term loan to maximum size of $100.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. Any such additional borrowings must be completed by December 31, 2021.
At December 31, 2019, the weighted average borrowing rate under the term loan was approximately 4.80% comprised entirely of a LIBOR borrowing and the principal amount outstanding thereunder was $40.0 million. As of December 31, 2019 , the effective interest rate related to the BHI Term Loan was 5.31%.
Delek Logistics Credit Facility
Prior to its amendment and restatement on September 28, 2018, Delek Logistics had a $700.0 million senior secured revolving credit agreement with Fifth Third Bank ("Fifth Third"), as administrative agent, and a syndicate of lenders (the "2014 Facility") with a $100.0 million accordion feature, bearing interest at either the U.S. dollar prime rate, Canadian dollar prime rate, LIBOR, or a CDOR rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. On September 28, 2018, Delek Logistics and all of its subsidiaries entered into a third amended and restated senior secured revolving credit agreement with Fifth Third as administrative agent and a syndicate of lenders (hereafter, the "Delek Logistics Credit Facility"). Under the terms of the Delek Logistics Credit Facility, among other things, the lender commitments were increased from $700.0 million to $850.0 million. The Delek Logistics Credit Facility also contains an accordion feature whereby Delek Logistics can increase the size of the credit facility to an aggregate of $1.0 billion, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
The obligations under the Delek Logistics Credit Facility remain secured by first priority liens on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek continues to provide a limited guaranty of Delek Logistics' obligations under the Delek Logistics Credit Facility. The guaranty is (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the "Holdings Note") and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the Delek Logistics Credit Facility lenders. As of both December 31, 2019 and 2018, the principal amount of the Holdings Note was $102.0 million.

F-40 |

The Delek Logistics Credit Facility has a maturity date of September 28, 2023. Borrowings under the Delek Logistics Credit Facility bear interest at either a U.S. dollar prime rate, Canadian dollar prime rate, LIBOR, or a CDOR rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin, in each case, and the fee payable for the unused revolving commitments vary based upon Delek Logistics' most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the Delek Logistics Credit Facility. At December 31, 2019, the weighted average borrowing rate was approximately 4.7%. Additionally, the Delek Logistics Credit Facility requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2019, this fee was 0.50% per year.
As of December 31, 2019, Delek Logistics had $588.4 million of outstanding borrowings under the Delek Logistics Credit Facility, with no letters of credit in place. Unused credit commitments under the Delek Logistics Credit Facility, as of December 31, 2019, were $261.6 million.
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
As of December 31, 2019, we had $250.0 million in outstanding principal amount under the Delek Logistics Notes. As of December 31, 2019, the effective interest rate to the Delek Logistics Notes was 7.43%.
Alon Convertible Senior Notes (share values in dollars)
In connection with the Delek/Alon Merger, Alon, New Delek and U.S. Bank National Association, the Trustee, entered into the Supplemental Indenture, effective as of July 1, 2017, supplementing the Indenture, dated as of September 16, 2013 (the “Original Indenture”; the Original Indenture, as amended by the Supplemental Indenture, is referred to as the "Indenture"), pursuant to which Alon issued its 3.0% Convertible Senior Notes due 2018 (as previously defined, the “Convertible Notes”) in the aggregate principal amount of $150.0 million, which were convertible into shares of Alon’s Common Stock, par value $0.01 per share or cash or a combination of cash and Alon Common Stock, at Alon's election, all as provided in the Indenture. The Supplemental Indenture provides that, as of the Effective Time, the right to convert each $1,000 principal amount of the Convertible Notes based on a number of shares of Alon Common Stock equal to the Conversion Rate (as defined in the Indenture) in effect immediately prior to the Delek/Alon Merger was changed into a right to convert each $1,000 principal amount of Convertible Notes into or based on a number of shares of New Delek Common Stock (at the exchange rate of 0.504), par value $0.01 per share, equal to the Conversion Rate in effect immediately prior to the Merger. In addition, the Supplemental Indenture provided that, as of the Effective Time, New Delek fully and unconditionally guaranteed, on a senior basis, Alon’s obligations under the Convertible Notes.
Interest on the Convertible Notes was payable in arrears in March and September of each year. The Convertible Notes were not redeemable at our option prior to maturity. Under the terms of the Convertible Notes, the holders of the Convertible Notes could not require us to repurchase all or part of the notes except for instances of a fundamental change, as defined in the Indenture.

F-41 |

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
Warrant Transactions
In connection with the Convertible Notes offering, Alon also entered into warrant transactions whereby warrants to acquire Alon common stock were sold to the Hedge Counterparties. In connection with the Delek/Alon Merger, Alon, Delek and the Hedge Counterparties entered into amended and restated Warrants which allow the Hedge Counterparties to purchase up to approximately 5.7 million shares of New Delek Common Stock, subject to customary anti-dilution adjustments. In November 2018, Delek entered into Warrant Unwind Agreements with the holders of our outstanding common stock Warrants. Pursuant to the terms of the Unwind Agreements, we settled for cash all outstanding Warrants with the holders at various prices per Warrant as provided in the Unwind Agreements. The settlement amount was based on the volume-weighted average market price of our common stock taking into account an adjustment for the exercise price of the Warrants over a period of sixteen trading days beginning November 9, 2018 (the “Unwind Period”). Following the Unwind Period and upon the satisfaction of the payment obligation, the Warrants were canceled and the associated rights and obligations terminated. Based on the provisions of the Unwind Agreements, the amount paid to warrant holders in satisfaction of the payment obligation totaled approximately $36 million.
Reliant Bank Revolver
Delek has an unsecured revolving credit agreement with Reliant Bank (the "Reliant Bank Revolver"). On December 16, 2019, we amended the Reliant Bank Revolver to extend the maturity date from June 28, 2020 to June 30, 2022, reduce the fixed interest rate from 4.75% to 4.50% per annum and increase the revolver commitment amount from $30.0 million to $50.0 million. There were no other significant changes to the agreement. The revolving credit agreement requires us to pay a quarterly fee of 0.50% per year on the average unused revolving commitment. As of December 31, 2019, we had $50.0 million outstanding under this facility and no unused credit commitments under the Reliant Bank Revolver.
Promissory Notes
Delek has four notes payable (the "Promissory Notes") with various assignees of Alon Israel Oil Company, Ltd., the holder of a predecessor consolidated promissory note, which bear interest at a fixed rate of 5.50% per annum and which, collectively, requires annual principal amortization payments of $25.0 million through 2020 followed by a final principal amortization payment of $20.0 million at maturity on January 4, 2021. As of December 31, 2019, a total principal amount of $45.0 million was outstanding under the Promissory Notes.
Restrictive Covenants
Under the terms of our Revolving Credit Facility, Term Loan Credit Facility, Delek Logistics Credit Facility, Delek Logistics Notes, Reliant Bank Revolver and BHI Agreement, we are required to comply with certain usual and customary financial and non-financial covenants. The terms and conditions of the Revolving Credit Facility include periodic compliance with a springing minimum fixed charge coverage ratio financial covenant if excess availability under the revolver borrowing base is below certain thresholds, as defined in the credit agreement. The Term Loan Credit Facility does not have any financial maintenance covenants. We believe we were in compliance with all covenant requirements under each of our credit facilities as of December 31, 2019.

F-42 |

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
Restricted Net Assets
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of assets, as has been discussed above. As of December 31, 2019, we had no subsidiaries with restricted net assets which would prohibit earnings from being transferred to the parent company for its use.
Future Maturities
Principal maturities of Delek's existing third-party debt instruments for the next five years and thereafter are as follows as of December 31, 2019 (in millions):

	2020	2021	2022	2023	2024	Thereafter	Total
Revolving Credit Facility	$—	$—	$—	$30.0	$—	$—	$30.0
Term Loan Credit Facility	11.0	11.0	11.0	11.0	11.0	1,030.5	1,085.5
Hapoalim Term Loan	0.4	0.4	39.2	—	—	—	40.0
Delek Logistics Credit Facility	—	—	—	588.4	—	—	588.4
Delek Logistics Notes	—	—	—	—	—	250.0	250.0
Reliant Bank Revolver	—	—	50.0	—	—	—	50.0
Promissory Notes	25.0	20.0	—	—	—	—	45.0
Total	$36.4	$31.4	$100.2	$629.4	$11.0	$1,280.5	$2,088.9

Obligations Extinguished in Connection with the 2018 Refinancing
During the first quarter 2018, Delek had outstanding various credit facilities/debt instruments as follows, all of which were extinguished in connection with the March 2018 Refinancing:
Wells ABL
Our subsidiary, Delek Refining, Ltd., had an asset-based loan credit facility with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders, which was previously amended and restated on September 29, 2016 (the "Wells ABL"). The Wells ABL consisted of (i) a $450.0 million revolving loan (the "Wells Revolving Loan") and (ii) a $70 million term loan (the "Wells Term Loan"). Borrowings under the Wells Revolving Loan and Wells Term Loan bore interest based on separate predetermined pricing grids that allowed us to choose between base rate loans or LIBOR rate loans. Additionally, the Wells ABL required us to pay a quarterly unused credit commitment fee. This facility was amended and restated on March 30, 2018 in connection with the Refinancing and replaced by the New Credit Facilities, as previously defined.
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
Alon Term Loan Credit Facilities

F-43 |

Alon Energy Term Loan
Alon had a promissory note to Bank Hapoalim B.M. in an original principal amount of $25.0 million that was refinanced by Delek on December 29, 2017 with a new note in the principal amount of $38.0 million ("New Alon Energy Term Loan"), The New Alon Energy Term Loan incurred interest at an annual rate equal to LIBOR plus an applicable margin.
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

Additionally, on March 29, 2018, in anticipation of the March 2018 Refinancing, we also repaid $35.0 million of principal on the Alon Asphalt Term Loan.

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
During the first quarter of 2018, we utilized Interest rate swap agreements to hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate. Effective with the Delek/Alon Merger, we had four interest rate swap agreements (that had maturities in March 2019) which effectively fixed the variable LIBOR interest component of the term loans within the Alon Retail Credit Agreement. The aggregate notional amount under these agreements were to cover approximately 77% of the outstanding principal of these term loans throughout the duration of the interest rate swaps. These interest rate swap agreements were terminated due to the extinguishment of the Alon Retail Credit

F-44 |

Agreement in connection with the Refinancing on March 30, 2018, resulting in a reclassification of unrealized loss of $0.6 million from accumulated other comprehensive income to interest expense on the consolidated statement of income for the year ended December 31, 2018 - see Note 11 for further information.
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales pursuant to ASC 815 and are not accounted for as derivative instruments. Rather, such forward contracts are accounted for under other applicable GAAP. Forward contracts entered into for trading purposes that do not meet the normal purchases, normal sales exception are accounted for as derivative instruments at fair value with changes in fair value recognized in earnings in the period of change. For the years ended December 31, 2019 and 2018, all of our forward contracts that were accounted for as derivative instruments primarily consisted of contracts related to our Canadian crude trading operations. Since Canadian crude trading activity is not related to managing supply or pricing risk of the actual inventory that will be used in production, such unrealized and realized gains and losses are recognized in other operating income, net rather than cost of materials and other on the accompanying consolidated statements of income. There were no forward contract transactions that were accounted for as derivatives for the year ended December 31, 2017.
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
In accordance with ASC 815, certain of our commodity swap contracts and our interest rate agreements have been designated as cash flow hedges and the change in fair value between the execution date and the end of period (or early termination date in regards to the four Alon retail interest rate swaps discussed above) has been recorded in other comprehensive income. The fair value of these contracts is recognized in income in the same financial statement line item as hedged transaction at the time the positions are closed and the hedged transactions are recognized in income. In regards to our interest rate swap agreements, the losses in accumulated other comprehensive income were reclassified into earnings as a result of the discontinuance of cash flow hedges since the originally forecasted Alon Retail Credit Agreement interest payments did not occur by the end of the originally specified time period due to the Refinancing on March 30, 2018, as discussed above.
The following table presents the fair value of our derivative instruments as of December 31, 2019 and 2018. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our consolidated balance sheets. See Note 13 for further information regarding the fair value of derivative instruments as presented below (in millions):

		December 31, 2019		December 31, 2018
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives(1)	Other current assets	$188.9	$(202.1)	$158.3	$(142.4)
Commodity derivatives(1)	Other current liabilities	24.4	(34.0)	—	(8.4)
Commodity derivatives(1)	Other long-term assets	—	—	2.1	(2.4)
Commodity derivatives(1)	Other long-term liabilities	23.4	(24.8)	93.0	(94.0)
RIN commitment contracts(2)	Other current assets	0.6	—	2.0	—
RIN commitment contracts(2)	Other current liabilities	—	(1.9)	—	(6.7)
Derivatives designated as hedging instruments:
Commodity derivatives(1)	Other current assets	3.4	(2.0)	200.3	(157.0)
Commodity derivatives(1)	Other current liabilities	—	—	—	—
Commodity derivatives(1)	Other long-term assets	0.2	(0.1)	6.1	(4.8)
Interest rate derivatives	Other long-term liabilities	—	—	—	—
Total gross fair value of derivatives		240.9	(264.9)	461.8	(415.7)
Less: Counterparty netting and cash collateral(3)		210.7	(249.5)	399.9	(399.5)
Total net fair value of derivatives		$30.2	$(15.4)	$61.9	$(16.2)

F-45 |

(1)
As of December 31, 2019 and 2018, we had open derivative positions representing 86,484,065 and 39,277,822 barrels, respectively, of crude oil and refined petroleum products. Of these open positions, contracts representing 600,000 and 16,461,000 barrels were designated as cash flow hedging instruments as of December 31, 2019 and 2018, respectively. Additionally, as of December 31, 2019, we had open derivative positions representing 40,050,000 One Million British Thermal Units, ("MMBTU") of natural gas products.

(2)	As of December 31, 2019 and 2018, we had open RIN commitment contracts representing 147,000,000 and 137,750,000 RINs, respectively.

(3)	As of December 31, 2019 and 2018, $38.8 million and $(0.4) million, respectively, of cash collateral (obligation) held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our hedging derivatives and RIN commitment contracts recorded in the consolidated statements of income are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Gains (losses) on commodity derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$18.0	$0.9	$(33.1)
Gains (losses) on commodity derivatives not designated as hedging instruments recognized in other operating income (expenses), net (1) (2)	—	7.7	—
Realized gains (losses) reclassified out of accumulated other comprehensive income and into cost of materials and other on commodity derivatives designated as cash flow hedging instruments	4.8	(1.7)	(38.6)
Gains recognized in cost of materials and other due to cash flow hedging ineffectiveness on commodity derivatives designated as hedging instruments	—	0.9	0.5
Total gains (losses)	$22.8	$7.8	$(71.2)

(1)
Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $(41.0) million, $32.1 million and $(13.0) million for the years ended December 31, 2019, 2018 and 2017, respectively. Of these amounts, approximately $(6.8) million and $8.1 million for the years ended December 31, 2019 and 2018, respectively, represent unrealized (losses) gains where the instrument has matured but where it has not cash settled as of period end, excluding the reversal of prior period settlement differences. Derivative instruments that have matured but not cash settled at the balance sheet date continue to be reflected in derivative assets or liabilities on our balance sheet.

(2)	See separate table below for disclosures about "trading derivatives."

The effect of cash flow hedge accounting on the consolidated statements of income is as follows (in millions):

Year Ended December 31,
2019
Gain (loss) on cash flow hedging relationships recognized in cost of materials and other:
Commodity contracts:
Hedged items	$(4.8)
Derivative designated as hedging instruments	4.8
Total	$—

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the years ended December 31, 2019, 2018 and 2017. Losses of $3.8 million, $1.5 million and $25.1 million, net of tax, on settled commodity contracts were reclassified into cost of materials and other in the consolidated statements of income during the years ended December 31, 2019, 2018 and 2017, respectively. We estimate that $1.4 million of deferred gains related to commodity cash flow hedges will be reclassified into cost of materials and other over the next 12 months as a result of hedged transactions that are forecasted to occur.

F-46 |

Total gains on our trading forward contract derivatives (none of which were designated as hedging instruments) recorded in other operating (income) expense, net on the consolidated statements of income are as follows (in millions):

	Year Ended December 31,
	2019	2018
Realized gains	$5.1	$23.1
Unrealized gains (losses)	3.6	(3.0)
Total	$8.7	$20.1

13. Fair Value Measurements
Our assets and liabilities that are measured at fair value include commodity derivatives, investment commodities, environmental credits obligations and Supply and Offtake Agreements. ASC 820 requires disclosures that we categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants.
Our commodity derivative contracts, which consist of commodity swaps, exchange-traded futures, options and physical commodity forward purchase and sale contracts (that do not qualify as normal purchases or normal sales exception under ASC 815), are valued based on exchange pricing and/or price index developers such as Platts or Argus and are, therefore, classified as Level 2.
Investment commodities, which represent those commodities (generally crude oil) physically on hand as a result of trading activities with physical forward contracts, are valued using published market prices of the commodity on the applicable exchange and are, therefore, classified as Level 1.
Our RIN commitment contracts are future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These RIN commitment contracts are categorized as Level 2, and are measured at fair value based on quoted prices from an independent pricing service.
Our environmental credits obligation surplus or deficit is based on the amount of RINs or other emissions credits we must purchase, net of amounts internally generated and purchased and the price of those RINs or other emissions credits as of the balance sheet date by refinery/obligor. The environmental credits obligation surplus or deficit is categorized as Level 2, and is measured at fair value either directly through observable inputs or indirectly through market-corroborated inputs.
The environmental credits obligation is impacted by government regulation requiring such credits, and the obligation, and likewise the value of the underlying credits, may be impacted by exemptions granted by the regulatory agencies. During the third quarter of 2019, the Tyler, El Dorado and Krotz Springs refineries received approval from the EPA for a small refinery exemption from the requirements of the renewable fuel standard ("RIN Waivers") for the 2018 calendar year, which resulted in a reduction of our RINs Obligation and related cost of materials and other of approximately $20.7 million for the year ended December 31, 2019. During the first quarter 2019, the Tyler and Big Spring refineries received RIN Waivers for the 2017 calendar year, which had an immaterial impact on our results of operations, while the 2017 RIN Waivers for the El Dorado and Krotz Springs refineries received in March 2018 resulted in a reduction of our RINs Obligation and related cost of materials and other of approximately $90.9 million for the year ended December 31, 2018. In March 2017, the El Dorado refinery received a RIN Waiver for the 2016 calendar year which resulted in a reduction of our RINs Obligation and related cost of material other of approximately $47.5 million for the year ended December 31, 2017.
As of and for the years ended December 31, 2019 and 2018, we elected to account for our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. As of December 31, 2018, our J. Aron step-out liability related to the El Dorado and Krotz Spring Supply and Offtake Agreements was categorized as Level 2, and measured at fair value using market prices for the consigned crude oil and refined products we were required to repurchase from J. Aron at the end of the term of the Supply and Offtake Agreement. With respect to the amended Supply and Offtake Agreements, such amendments being effective December 2018 for our Big Spring Agreement and January 2019 for our El Dorado and Krotz Springs Agreements and as all subsequently amended on September 19, 2019, we apply fair value measurement as follows: (1) we determine fair value for our amended fixed-price step-out liability based on changes in fair value related to interest rate risk where such obligation is categorized as Level 2; and (2) we determine fair value of the short-term commodity-indexed financing facility based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2.

F-47 |

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$240.3	$—	$240.3
Investment commodities	12.1	—	—	12.1
RIN commitment contracts	—	0.6	—	0.6
Environmental Credits Obligation surplus	—	16.8	—	16.8
Total assets	12.1	257.7	—	269.8
Liabilities
Commodity derivatives	—	(263.0)	—	(263.0)
RIN commitment contracts	—	(1.9)	—	(1.9)
Environmental credits obligation deficit	—	(18.5)	—	(18.5)
J. Aron supply and offtake obligations	—	(477.3)	—	(477.3)
Total liabilities	—	(760.7)	—	(760.7)
Net liabilities	$12.1	$(503.0)	$—	$(490.9)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$459.8	$—	$459.8
Investment commodities	15.8	—	—	15.8
RIN commitment contracts	—	2.0	—	2.0
Environmental credits obligation surplus	—	—	—	—
Total assets	15.8	461.8	—	477.6
Liabilities
Commodity derivatives	—	(409.0)	—	(409.0)
RIN commitment contracts	—	(6.7)	—	(6.7)
Environmental credits obligation deficit	—	(11.8)	—	(11.8)
J. Aron supply and offtake obligations	—	(362.2)	—	(362.2)
Total liabilities	—	(789.7)	—	(789.7)
Net liabilities	$15.8	$(327.9)	$—	$(312.1)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of December 31, 2019 and 2018, $38.8 million and $(0.4) million, respectively, of cash collateral (obligation) was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 12 for further information regarding derivative instruments.

F-48 |

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
One of our Alon subsidiaries was the defendant in a legal action related to an easement dispute arising from a purchase of property that occurred in October 2013, prior to the Delek/Alon Merger. In June 2019, the court found in favor of the plaintiffs and assessed damages against such subsidiary totaling $6.7 million, which is included as of December 31, 2019 in accrued expenses and other current liabilities on the accompanying consolidated balance sheet, and which reflects a $5.7 million increase in the accrual recorded during the year ended December 31, 2019. Additionally, we have incurred $1.2 million of related legal expenses during the year ended December 31, 2019 and has been recorded in general and administrative expenses in the accompanying consolidated statements of income.
As of December 31, 2019 and 2018, AltAir (one of the California Discontinued Entities) was the party to a lawsuit whereby the plaintiff alleged breach of contract relating to a supply agreement during the period prior to the Delek/Alon Merger. We recorded a contingent liability associated with this matter (the "Ten-Tex Litigation") totaling $5.0 million as part of the purchase price allocation, which was finalized in June 2018. In July 2019, we reached a settlement with the plaintiff, whereby we were obligated for $2.3 million of the judgment against AltAir plus expected legal fees of approximately $0.2 million. Related to this obligation, we reduced our litigation accrual by $2.4 million during the year ended December 31, 2019, which was recorded in discontinued operations. In August 2019, we reached an agreement with World Energy to offset amounts payable by Delek under our seller obligations for the Ten-Tex Litigation matter against the working capital settlement receivable, and to convert the net receivable into the World Energy Note Receivable. As a result, this obligation is no longer reflected in our liabilities on the consolidated balance sheet as of December 31, 2019. See Note 8 for further discussion of these matters.
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
Environmental Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by various agencies, including the EPA, the United States Department of Transportation and the Occupational Safety and Health Administration, as well as numerous state, regional and local environmental, safety and pipeline agencies. These laws and regulations govern the discharge of materials into the environment, waste management practices, pollution prevention measures and the composition of the fuels we produce, as well as the safe operation of our plants and pipelines and the safety of our workers and the public. Numerous permits or other authorizations are required under these laws and regulations for the operation of our refineries, renewable fuels facilities, terminals, pipelines, underground storage tanks, trucks, rail cars and related operations, and may be subject to revocation, modification and renewal.
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
On November 5, 2018, Alon and certain of its subsidiaries including Alon Bakersfield Property, Inc. (collectively, "ABPI") entered into a Settlement and Release Agreement (the "Settlement Agreement") with Equilon Enterprises, LLC, doing business as Shell Oil Products, US ("Shell"), a former owner of our non-operating Bakersfield refinery which was acquired by Delek in connection with the Delek/Alon Merger. The Settlement Agreement resolved certain disputed indemnification matters related to environmental obligations and asset retirement obligations at the Bakersfield refinery. As a result of this Settlement Agreement, Shell paid ABPI a lump sum payment of $34.0 million and conveyed to ABPI ownership of a non-operating terminal located on the site of the Bakersfield refinery (deemed to have little or no value) and the parties will terminate a nominal lease agreement related to such terminal. Of this total lump sum settlement payment, $14.0 million was previously recognized as an indemnification receivable in the purchase price allocation associated with the Delek/Alon Merger as of July 1, 2017, because such amounts represented indemnification that

F-49 |

was deemed by the Company to be probable of realization based on existing indemnification agreements in place on the date of the acquisition and that related to identified asset retirement obligations that were also recognized in the purchase price allocation. Of the remaining settlement amount received, $16.0 million is attributable to additional recoveries of remediation costs and is included as a reduction of operating expenses, and $4.0 million is considered additional consideration for concessions made under the Settlement Agreement and is included as other income in the accompanying consolidated statements of income for the year ended December 31, 2018.
The Big Spring refinery negotiated an agreement with the EPA for over 10 years under the EPA’s National Petroleum Refinery Initiative regarding alleged historical violations of the federal Clean Air Act related to emissions and emissions control equipment. A consent decree resolving these alleged historical violations for the Big Spring refinery was lodged with the United States District Court for the Northern District of Texas on June 6, 2017. An amendment to such consent decree was agreed upon by the Delek and the EPA/Department of Justice ("DOJ") in late 2018 and was executed by Delek. That amended consent decree was lodged during the first quarter of 2019, and was entered by the Court on June 5, 2019. The civil penalty of $0.5 million was paid on June 18, 2019. Per amended consent decree, the Company will be required to expend capital for pollution control equipment that may be significant over the next 10 years.
As of December 31, 2019, we have recorded an environmental liability of approximately $146.1 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the refineries and terminals prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. Approximately $8.2 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
Environmental liabilities with payments that are fixed or reliably determinable have been discounted to present value at various rates depending on their expected payment stream. In regards to the environmental liabilities assumed in the Delek/Alon acquisition, the discount rates vary from 1.51% to 2.84%. See Note 3 for further information regarding the environmental liabilities assumed in the Delek/Alon Merger.
The table below summaries our environmental liability accruals (in millions):

	December 31,
	2019	2018
Discounted environmental liabilities	$59.5	$58.7
Undiscounted environmental liabilities	86.6	84.6
Total accrued environmental liabilities	$146.1	$143.3

As of December 31, 2019, the estimated future payments of environmental obligations for which discounts have been applied are as follows (in millions):

2020	$4.0
2021	3.0
2022	3.0
2023	4.0
2024	2.6
Thereafter	63.1
Discounted environmental liabilities, gross	79.7
Less: Discount applied	20.2
Discounted environmental liabilities	$59.5

F-50 |

Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets, including five releases that occurred in 2019 and six releases that occurred in 2018. Cleanup operations and site maintenance and remediation efforts on these and other releases are at various stages of completion. The majority of remediation efforts for these releases have been substantially completed, or have received regulatory closure. Boom maintenance and confirmatory sampling has been completed on the releases that occurred in 2019, with the exception of one release, which is currently in boom maintenance. We received regulatory closure in December of 2019 for the release sites that have not yet received it, with closure on a few remaining sites expected to occur in 2020.
Many of the releases have occurred on the SALA gathering system. During the year ended December 31, 2019, we decommissioned certain sections of the SALA gathering system in an effort to improve the safety and integrity of the system. The decommissioning of these sections was completed in August 2019 and the project did not have a material effect on the financial statements.
On October 3, 2019, a release of diesel fuel involving one of our pipelines occurred near Sulphur Springs, Texas (the "Sulphur Springs Release"). Cleanup operations and site maintenance and remediation on this release have been substantially completed where such costs incurred totaled $7.1 million during the year ended December 31, 2019. Ground water wells for monitoring activities are expected to be installed in the first quarter of 2020. We expect the monitoring period to last for at least a year. We have not received notification that any legal action with respect to fines and penalties will be pursued by the regulatory agencies.
Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our consolidated statements of income.
The DOJ, on behalf of the EPA, and the State of Arkansas, on behalf of the Arkansas Department of Environmental Quality, have been pursuing an enforcement action against Delek Logistics with regard to potential violations of the Clean Water Act and certain state laws arising from the release of crude oil from a pumping facility at its Magnolia Station near the El Dorado Refinery (the "Magnolia Release") since June 2015. On July 13, 2018, the DOJ and the State of Arkansas filed a civil action against two of Delek Logistics’ wholly-owned subsidiaries, Delek Logistics Operating LLC and SALA Gathering Systems LLC, in the United States District Court for the Western District of Arkansas.
In December 2018, Delek Logistics, the United States and the State of Arkansas reached an agreement to settle the claims related to the Magnolia Release for $2.2 million and the claims against Delek Logistics were resolved and an additional demand for a compliance audit at the Magnolia terminal was abandoned in exchange for payment of monetary penalties and other relief. In July 2019, Delek Logistics signed and submitted to the DOJ, a consent decree (the "Magnolia Consent Decree") to settle the release, and on August 30, 2019, the Magnolia Consent Decree was lodged with the Court. On November 8, 2019, the Magnolia Consent Decree was entered and on November 20, 2019, final payments were made to the State of Arkansas in the amount of $0.6 million and to the DOJ in the amount of $1.7 million, which includes interest.
Asset Retirement Obligations
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations is as follows (in millions):

	December 31,
	2019	2018
Beginning balance	$75.5	$72.1
Liabilities identified	—	(1.2)
Liabilities settled	(8.6)	(2.2)
Accretion expense	1.7	1.9
Reclassification from discontinued operations	—	4.9
Ending balance	$68.6	$75.5

Letters of Credit
As of December 31, 2019, we had in place letters of credit totaling approximately $309.8 million with various financial institutions securing obligations primarily with respect to our commodity purchases for the refining segment and certain of our insurance programs. There were no amounts drawn by beneficiaries of these letters of credit at December 31, 2019.

F-51 |

15. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
On December 22, 2017, the U.S. government enacted the Tax Reform Act, which made broad and complex changes to the U.S. tax code, including a permanent reduction in the U.S. federal corporate tax rate from 35% to 21% (“Rate Reduction”). The Tax Reform Act also puts into place new tax laws that will apply prospectively, which include, but are not limited to, modifying the rules governing the deductibility of certain executive compensation; extending and modifying the additional first-year depreciation deduction to accelerate expensing of certain qualified property; creating a limitation on deductible interest expense; and changing rules related to uses and limitations of net operating loss carryforwards. At December 31, 2018, we finalized our accounting analysis based on the guidance, interpretations, and data available. Adjustments made in the fourth quarter 2018 upon finalization of our accounting analysis were not material to our consolidated financial statements. We continue to monitor IRS guidance including final regulations, revenue rulings, revenue procedures, and applicable notices.
We applied the guidance in Staff Accounting Bulletin 118 (“SAB 118”), when accounting for the effects of the Tax Reform Act. In 2017, we made a reasonable estimate of the effects on our existing deferred tax balances, and recognized a provisional benefit amount of $166.9 million, which was included as a component of income tax expense from continuing operations.  We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for federal purposes.  For the year ended December 31, 2018, we completed the analysis of the accounting for the tax effects of the Tax Reform Act, resulting in our recording of an additional tax benefit of $0.6 million during 2018. These adjustments to the previously recorded provisional amounts include the tax effects on the existing deferred tax balances and executive compensation. We also had a reclassification of $1.6 million from accumulated other comprehensive income to retained earnings for stranded tax effects as of December 31, 2018 resulting from the Tax Reform Act.
On January 1, 2018, we adopted ASU 2016-16. As a result of the adoption, we decreased prepaid income taxes by $59.4 million, increased income taxes payable by $3.0 million, increased deferred tax assets by $18.0 million (net of a valuation allowance of $17.2 million), and decreased retained earnings by $44.4 million for the cumulative effect related to new guidance that requires recognizing the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.
Significant components of Delek's deferred tax assets (liabilities) reported in the accompanying consolidated financial statements as of December 31, 2019 and 2018 were as follows (in millions):

	December 31,
	2019	2018
Non-Current Deferred Taxes:
Property, plant and equipment, and intangibles	$(306.3)	$(275.6)
Right-of-use asset	(40.7)	—
Derivatives and hedging	—	(12.5)
Partnership and equity investments	(15.5)	—
Deferred revenues	(5.3)	(5.5)
Total deferred tax liabilities	(367.8)	(293.6)
Derivatives and hedging	4.3	—
Compensation and employee benefits	14.5	15.5
Net operating loss carryforwards	52.4	39.9
Partnership and equity investments	—	22.2
Lease obligation	40.7	—
Reserves and accruals	48.3	57.5
Other	5.5	6.8
Total deferred tax assets	165.7	141.9
Valuation allowance	(65.8)	(58.5)
Total net deferred tax liabilities	$(267.9)	$(210.2)

F-52 |

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income from continuing operations was attributable to the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Provision for federal income taxes at statutory rate	$84.6	$102.0	$104.7
State income tax expense, net of federal tax provision	6.3	3.4	9.0
Income tax benefit attributable to non-controlling interest	(5.4)	(7.3)	(12.0)
Tax credits and incentives (1)	(23.2)	(8.3)	(1.6)
Executive compensation limitation	2.0	1.7	1.5
Stock compensation	(2.5)	(2.2)	(1.1)
Changes in valuation allowance	7.3	7.7	(4.1)
Amortization - prepaid taxes	—	—	—
Reversal of deferred taxes related to equity method investment in Alon	—	—	45.3
Impact of Tax Reform Act	—	(0.6)	(166.9)
Goodwill write-down	—	5.3	—
Other items	2.6	0.2	(4.0)
Income tax expense (benefit)	$71.7	$101.9	$(29.2)

(1)	Tax credits and incentives include work opportunity and research and development credits, as well as incentives for the Company’s biodiesel blending operations.

Income tax expense (benefit) from continuing operations was as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Current	$7.1	$128.7	$18.8
Deferred	64.6	(26.8)	(48.0)
	$71.7	$101.9	$(29.2)

We carry valuation allowances against certain state deferred tax assets and net operating losses that may not be recoverable with future taxable income. We also carry valuation allowances related to basis differences that may not be recoverable. During the years ended December 31, 2019 and 2018, we recorded increases to the valuation allowance of $7.3 million and $37.3 million ($17.2 million of which was charged to retained earnings as a result of the cumulative effect of the adoption of ASU 2016-16), respectively.
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
State net operating loss and credit carryforwards at December 31, 2019 totaled $912.5 million and $2.4 million, respectively, a portion of which are subject to a valuation allowance. State net operating losses and tax credit carryforwards will begin expiring in 2020.
Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal income tax examinations by tax authorities for years through 2011. Delek is under Joint Committee of Taxation review for tax years 2012 through 2017. Pre-acquisition tax returns for Alon USA Energy & Subsidiaries ("Alon") are closed for U.S. federal income tax examinations for the tax year ended December 31, 2012. Alon's federal tax returns for tax years 2014 through 2016 are currently under examination. Alon is currently under Joint Committee of Taxation review for tax year 2017. Delek is currently under audit in various states for tax years 2014 through 2017. No material adjustments have been identified at this time.

F-53 |

ASC 740 provides a recognition threshold and guidance for measurement of income tax positions taken or expected to be taken on a tax return. ASC 740 requires the elimination of the income tax benefits associated with any income tax position where it is not "more likely than not" that the position would be sustained upon examination by the taxing authorities.
Increases and decreases to the beginning balance of unrecognized tax benefits, which includes interest and penalties, during the years ended December 31, 2019, 2018, and 2017 were as follows:

	2019	2018	2017
Balance at the beginning of the year	$19.2	$6.1	$1.7
Additions based on tax positions related to current year	0.4	11.2	0.4
Additions for tax positions related to prior years and acquisitions	6.4	3.4	4.2
Reductions for tax positions related to prior years	(13.0)	(0.9)	(0.2)
Settlements with taxing authorities	(0.9)	(0.6)	—
Balance at the end of the year	$12.1	$19.2	$6.1

The amount of the unrecognized benefit above, that if recognized would change the effective tax rate, is $7.4 million as of both December 31, 2019 and 2018.
Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. We recognized interest (income) expense of $(1.1) million, $2.9 million, and $0.5 million related to unrecognized tax benefits during the years ended December 31, 2019 , 2018 and 2017. The total recognized liability for interest was $2.4 million and $3.5 million as of December 31, 2019 and 2018, respectively.
Uncertain tax positions have been examined by Delek for any material changes in the next 12 months, and no material changes are expected.

16. Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 7). Transactions with our related parties were as follows for the periods presented:

	Year Ended December 31,
(in millions)	2019	2018	2017
Revenues (1)	$86.0	$33.7	$50.5
Cost of materials and other (2)	$44.9	$21.4	$26.3

(1)	Consists primarily of asphalt sales which are recorded in corporate, other and eliminations segment.

(2)	Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

F-54 |

17.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in millions):

	December 31,
	2019	2018
Land	$59.5	$66.2
Building and building improvements	108.5	108.7
Refinery machinery and equipment	2,019.4	1,801.8
Pipelines and terminals	427.3	412.2
Retail store equipment and site improvements	56.3	37.8
Refinery turnaround costs	179.9	166.9
Other equipment	142.7	124.9
Construction in progress	369.2	281.1
	$3,362.8	$2,999.6
Less: accumulated depreciation	(934.5)	(804.7)
	$2,428.3	$2,194.9

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment are as follows (in millions):

	As of and For the Year Ended December 31, 2019
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$2,444.4	$461.3	$156.4	$300.7	$3,362.8
Less: Accumulated depreciation	(658.6)	(166.3)	(36.6)	(73.0)	(934.5)
Property, plant and equipment, net	$1,785.8	$295.0	$119.8	$227.7	$2,428.3
Depreciation expense	$128.7	$26.7	$10.4	$22.1	$187.9

	As of and For the Year Ended December 31, 2018
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$2,230.6	$452.7	$146.5	$169.8	$2,999.6
Less: Accumulated depreciation	(584.2)	(140.2)	(29.3)	(51.0)	(804.7)
Property, plant and equipment, net	$1,646.4	$312.5	$117.2	$118.8	$2,194.9
Depreciation expense	$124.2	$25.9	$23.8	$15.1	$189.0

18.  Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired and is not amortized. Delek performs an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2019, 2018 and 2017. This review was performed at the reporting unit level, which is at or one level below our reportable segment. We performed a discounted cash flows test to estimate the value of each of our reporting units using a market participant weighted average cost of capital, estimated growth rates for revenue, forecasted crack spreads, gross margin, capital expenditures, and long-term growth rate based on history and our best estimate of future forecasts. We also corroborate the fair values of the reporting units using a multiple of expected future cash flows, such as those used by third-party analysts. With respect to the goodwill associated with the reporting units within the logistics segment, we performed a qualitative assessment in 2019 and 2018. For the years ended December 31, 2019, 2018 and 2017, the annual impairment review resulted in the determination that no impairment of goodwill had occurred, and we had no accumulated goodwill impairment losses as of December 31, 2019.

F-55 |

A summary of our goodwill by segment is as follows (in millions):

		Refining	Logistics	Retail	Corporate, Other and Eliminations	Total
Balance,	December 31, 2016	$—	$12.2	$—	$—	$12.2
Acquisitions		750.9	—	30.8	22.7	804.4
Balance,	December 31, 2017	750.9	12.2	30.8	22.7	816.6
Finalization of purchase price allocation for 2017 Delek/Alon Merger		50.4	—	13.5	2.4	66.3
Write-down resulting from asset held for sale impairment (1)		—	—	—	(25.1)	(25.1)
Balance,	December 31, 2018	801.3	12.2	44.3	—	857.8
Write-off of goodwill associated with retail stores sold		—	—	(2.1)	—	(2.1)
Balance,	December 31, 2019	$801.3	$12.2	$42.2	$—	$855.7

(1)	This write-down of goodwill resulted from the impairment of assets held for sale associated with the asphalt business to net realizable value, as discussed in Note 8.

Goodwill associated with the Delek/Alon Merger has been updated to reflect the final purchase price allocation in the table above for acquisitions during the year ended December 31, 2017. There was no goodwill allocated to the California Discontinued Entities as of December 31, 2019.

19.  Other Intangible Assets
A summary of our identifiable intangible assets are as follows (in millions):

As of December 31, 2019	Useful Life	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Third-party fuel supply agreement	10 years	$49.0	$(12.3)	$36.7
Fuel trade name	5 years	4.0	(2.0)	2.0
Intangible assets not subject to amortization:
Rights-of-way	Indefinite	48.9		48.9
Line space history	Indefinite	12.0		12.0
Liquor licenses	Indefinite	8.5		8.5
Refinery permits	Indefinite	2.2		2.2
Total		$124.6	$(14.3)	$110.3

As of December 31, 2018	Useful Life	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Third-party fuel supply agreement	10 years	49.0	(7.4)	41.6
Fuel trade name	5 years	4.0	(1.2)	2.8
Below market leases	13 - 15 years	8.3	(0.3)	8.0
Intangible assets not subject to amortization:
Rights-of-way	Indefinite	30.0		30.0
Line space history	Indefinite	11.3		11.3
Liquor licenses	Indefinite	8.5		8.5
Refinery permits	Indefinite	2.2		2.2
Total		$113.3	$(8.9)	$104.4

Amortization of intangible assets was $5.7 million, $6.1 million, and $3.8 million during the years ended December 31, 2019, 2018 and 2017, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of income, with the exception of an immaterial amount related to below market leases.

F-56 |

Amortization expense for the next five years is estimated to be as follows (in millions):

2020	$5.7
2021	$5.7
2022	$5.3
2023	$4.9
2024	$4.9

20. Other Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	December 31, 2019	December 31, 2018
Biodiesel tax credit (see Note 4)	$97.5	$—
Income and other tax receivables	61.9	24.3
Short-term derivative assets (see Note 12)	30.2	61.9
Prepaid expenses	21.9	15.8
Environmental Credits Obligation surplus (see Note 13)	16.8	10.3
RINs assets	14.5	13.0
Investment commodities	12.1	15.6
Note receivable - current portion (see Note 8)	6.2	—
Other	7.6	7.8
Total	$268.7	$148.7

The detail of other non-current assets is as follows (in millions):

Other Non-Current Assets	December 31, 2019	December 31, 2018
Supply and Offtake receivable	$32.7	$32.7
Other equity Investments	8.9	—
Deferred financing costs	8.5	10.6
Note receivable - non-current portion (see Note 8)	6.2	—
Long-term derivative assets (see Note 12)	0.1	1.0
Other	11.4	8.6
Total	$67.8	$52.9

F-57 |

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	December 31, 2019	December 31, 2018
Income and other taxes payable	$119.6	$126.0
Crude purchase liabilities	72.1	42.3
Employee costs	47.6	46.5
Product financing agreements	21.1	—
Environmental Credits Obligation deficit (see Note 13)	18.5	11.8
Short-term derivative liabilities (see Note 12)	14.1	16.2
Interest payable	8.8	10.2
Environmental liabilities (see Note 14)	8.2	3.8
Tank inspection liabilities	5.6	7.0
Accrued utilities	4.4	10.6
Other	26.8	33.3
Total	$346.8	$307.7

The detail of other non-current liabilities is as follows (in millions):

Other Non-Current Liabilities	December 31, 2019	December 31, 2018
Tank inspection liabilities	$9.9	$9.9
Liability for unrecognized tax benefits	12.1	19.2
Pension and other postemployment benefit liabilities, net	5.3	17.6
Long-term derivative liabilities (see Note 12)	1.4	1.0
Above-market leases	—	9.2
Other	2.2	6.0
Total	$30.9	$62.9

21. Equity-Based Compensation
Delek US Holdings, Inc. 2006 Long-Term Incentive Plan
The Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, as amended (the "2006 Plan"), allowed Delek to grant stock options, stock appreciation rights ("SARs"), restricted stock, restricted common stock units ("RSUs"), performance awards ("PRSUs"), and other stock-based awards of up to 5,053,392 shares of Delek's common stock to certain directors, officers, employees, consultants and other individuals who performed services for Delek or its affiliates. Stock options and SARs granted under the 2006 Plan were generally granted at market price or higher. The vesting of all outstanding awards was subject to continued service to Delek or its affiliates except that vesting of awards granted to certain executive employees could, under certain circumstances, accelerate upon termination of their employment and the vesting of all outstanding awards could accelerate upon the occurrence of an Exchange Transaction (as defined in the 2006 Plan). In the second quarter of 2010, Delek's Board of Directors and its Incentive Plan Committee began using stock-settled SARs, rather than stock options, as the primary form of appreciation award under the 2006 Plan. The 2006 Plan expired in April 2016.
Delek US Holdings, Inc. 2016 Long-Term Incentive Plan
On May 5, 2016, our stockholders approved our 2016 Long-Term Incentive Plan (the “2016 Plan”) to succeed our 2006 Plan. The 2016 Plan allows Delek to grant stock options, SARs, restricted stock, RSUs, performance awards and other stock-based awards of up to 4,400,000 shares of Delek's common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates.  On May 18, 2018, the Company's stockholders approved an amendment to the 2016 plan that increased the number of Common Stock available under this plan by 4,500,000 shares to 8,900,000 shares. Stock options and SARs issued under the 2016 Plan are granted at prices equal to (or greater than) the fair market value of Delek's common stock on the grant date and are generally subject to a vesting period of one year or more. No awards will be made under the 2016 Plan after May 5, 2026.

F-58 |

Alon USA Energy, Inc. 2005 Long-Term Incentive Plan
In connection with the Delek/Alon Merger, Delek assumed the Alon USA Energy, Inc. Second Amended and Restated 2005 Incentive Compensation Plan (“the Alon 2005 Plan” and, collectively with the 2006 Plan and the 2016 Plan, the "Incentive Plans") as a component of its overall executive incentive compensation program. The Alon 2005 Plan permits the granting of awards to Alon's officers and key employees in the form of options to purchase common stock, SARs, restricted shares of common stock, RSUs, performance shares, performance units and senior executive plan bonuses. Effective with the Delek/Alon Merger, all contractually unvested share-based awards were converted into share-based awards denominated in New Delek Common Stock. Committed but unissued share-based awards were exchanged and converted into rights to receive share-based awards indexed to New Delek Common Stock.
Option and SAR Assumptions
The table below provides the assumptions used in estimating the fair values of our outstanding stock options and SARs under the Incentive Plans. For all awards granted, we calculated volatility using historical volatility and implied volatility of a peer group of public companies using weekly stock prices.

	2019 Grants	2018 Grants	2017 Grants
	(Graded Vesting)	(Graded Vesting)	(Graded Vesting)
	4 years	4 years	4 years
Expected volatility	48.16%-48.94%	47.52%-49.42%	47.49%-49.18%
Dividend yield	2.03%-2.60%	2.00%-2.33%	2.41%-3.72%
Expected term	4.57- 4.62 years	4.38-4.62 years	4.37-4.82 years
Risk free rate	1.57%-2.41%	1.56%-2.92%	0.60%-2.58%
Fair value per share	$11.46	$15.00	$8.08

Stock Option and SAR Activity
The following table summarizes the stock option and SAR activity under the Incentive Plans for the years ended December 31, 2019, 2018 and 2017:

	Number of Options	Weighted-Average Strike Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in millions)
Options and SARs outstanding, December 31, 2016	2,568,383	$26.56
Granted	2,460,500	$25.95
Exercised	(303,049)	$17.04
Forfeited	(534,827)	$28.00
Options and SARs outstanding, December 31, 2017	4,191,007	$26.71
Granted	1,497,400	$43.49
Exercised	(1,286,527)	$30.55
Forfeited	(827,775)	$29.01
Options and SARs outstanding, December 31, 2018	3,574,105	$32.67
Granted	593,500	$34.96
Exercised	(466,569)	$29.61
Forfeited	(494,826)	$33.47
Options and SARs outstanding, December 31, 2019	3,206,210	$34.21	7.9	$15.1
Vested options and SARs exercisable, December 31, 2019	1,094,860	$32.06	7.0	$1.6

F-59 |

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

	2019 Grants	2018 Grants	2017 Grants
Expected volatility	39.67%-39.98%	36.11%-44.66%	44.03%-46.54%
Expected term	2.06-2.81	2.06-2.81	2.06-3.06
Risk free rate	1.64%-2.42%	2.40%-2.73%	1.43%-1.93%
Fair value per share	$41.19	$57.93	$37.80

The following table summarizes the RSU and PRSU activity under the Incentive Plans for the years ended December 31, 2019, 2018 and 2017:

		Number of RSUs	Weighted-Average Grant Date Price
Balance	December 31, 2016	881,813	$19.08
Granted		614,035	$31.56
Vested		(351,713)	$21.95
Forfeited		(78,676)	$13.44
Performance Not Achieved		(5,789)	$38.03
Balance	December 31, 2017	1,059,670	$25.68
Granted		440,896	$53.10
Vested		(341,774)	$25.62
Forfeited		(154,780)	$36.96
Balance	December 31, 2018	1,004,012	$36.00
Granted		701,875	$36.30
Vested		(604,971)	$24.88
Forfeited		(133,243)	$39.19
Performance Achieved		145,169	$16.55
Balance	December 31, 2019	1,112,842	$39.31

Compensation Expense Related to Equity-based Awards Granted Under the Incentive Plans
Compensation expense for Delek equity-based awards amounted to $25.2 million, $20.9 million and $15.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of income. We recognized income tax benefits for equity-based awards of $2.5 million, $2.2 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, there was $45.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.1 years.
The aggregate intrinsic value, which represents the difference between the underlying stock's market price and the award's exercise price, of the share-based awards exercised or vested during the years ended December 31, 2019, 2018 and 2017 was $27.0 million, $39.4 million and $12.2 million, respectively. During the years December 31, 2019, 2018 and 2017, respectively, we issued net shares of common stock of 508,950, 580,455

F-60 |

and 332,156 as a result of exercised or vested equity-based awards. These amounts are net of 564,090, 1,027,398 and 306,659 shares, respectively, withheld to satisfy employee tax obligations related to the exercises and vestings for the years ended December 31, 2019, 2018 and 2017. Delek paid approximately $9.2 million, $11.5 million and $5 million of taxes in connection with the settlement of these awards both for the years ended December 31, 2019, 2018 and 2017. We issue new shares of common stock upon exercise or vesting of share-based awards.
Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
Delek Logistics GP maintains a unit-based compensation plan for officers, directors and employees of Logistics GP or its affiliates and certain consultants, affiliates of Logistics GP or other individuals who perform services for Delek Logistics. The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan ("Logistics LTIP") permits the grant of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards, and unit awards. The Logistics LTIP limits the number of units that may be delivered pursuant to vested awards to 612,207 common units, subject to proportionate adjustment in the event of unit splits and similar events. Awards granted under the Logistics LTIP will be settled with Delek Logistics units. Compensation expense for awards granted under the Logistics LTIP was $0.6 million, $0.5 million, and $1.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of income. As of December 31, 2019, there was $0.2 million of total unrecognized compensation cost related to non-vested Logistics LTIP awards, which is expected to be recognized over a weighted-average period of 0.4 years.

22.  Employees
Workforce
As of December 31, 2019, operations, maintenance and warehouse hourly employees along with truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. Of the Tyler employees, 52.6% of operations, maintenance and warehouse hourly employees are currently covered by a collective bargaining agreement that expires January 31, 2022 while 10.9% of Tyler truck drivers are currently covered by a collective bargaining agreement that expires May 1, 2021. As of December 31, 2019, operations and maintenance hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 381. Of the El Dorado employees, 37.9% are covered by a collective bargaining agreement which expires on August 1, 2021. As of December 31, 2019, our El Dorado and Texas based truck drivers for Lion Oil Company were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL - CIO while our El Dorado refinery warehouse hourly employees were represented by the International Union of Operating Engineers and its Local 381; none are currently covered by a collective bargaining agreement. As of December 31, 2019, approximately 63.7% of employees who work at our Big Spring refinery are covered by a collective bargaining agreement that expires March 31, 2022. None of our employees in our logistics segment, retail segment or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.
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
During 2018, we completely settled the supplemental retirement income plan of the retail segment, had a partial settlement of Alon's executive non-qualified restoration plan, froze Alon's qualified pension plan for union employees effective July 31, 2018, and entered into an agreement with the International Union of Operating Engineers (the "Union") to extend the Union agreement to March 31, 2022. As part of the extended Union agreement, the Company agreed to compensate each pension-eligible employee in the Union for the loss of the pension benefit over the remaining union contract period in four annual installments beginning July 2018. Payments are contingent upon continued employment at each annual payment date and are expected to total approximately $6.9 million in the aggregate without considering forfeitures (which cannot yet be estimated). The related expense (estimated without considering forfeitures) has been or will be recognized over the remaining union contract period. Estimated remaining expense is approximately $2.0 million during each of the years 2020 and 2021, and approximately $0.1 million in 2022.
On October 1, 2018, we spun off a portion of the Alon's qualified pension plan into a new plan - The Alon USA Pension Plan for Collectively Bargained Employees. This new plan consists of Union employees. The assets were allocated as required under IRC Section 414. The remaining accumulated other comprehensive income at that date was split between the two plans based on their respective portions of Projected Benefit Obligation. The Alon USA Pension Plan for Collectively Bargained Employees was terminated. The plan's obligation was settled and paid out from the plan's asset on December 20, 2019.

F-61 |

Financial information related to our pension plans is presented below:

	Year Ended December 31,
	2019	2018
Change in projected benefit obligation:
Benefit obligation at beginning of year	$131.0	$146.9
Service cost	—	0.4
Interest cost	5.4	5.2
Actuarial loss (gain)	13.6	(9.9)
Benefits paid	(5.3)	(9.1)
Other (effect of curtailment/settlement)	(13.2)	(2.5)
Projected benefit obligations at end of year	$131.5	$131.0
Change in plan assets:
Fair value of plan assets at beginning of year	$115.7	$108.8
Actual gain (loss) on plan assets	29.5	(8.2)
Employer contribution	1.4	24.2
Benefits paid	(5.3)	(9.1)
Other (effect of curtailment/settlement)	(13.2)	—
Fair value of plan assets at end of year	$128.1	$115.7
Reconciliation of funded status:
Fair value of plan assets at end of year	$128.1	$115.7
Less projected benefit obligations at end of year	131.5	131.0
Under-funded status at end of year	$(3.4)	$(15.3)

The pre-tax amounts related to the defined benefit plans recognized as pension benefit liability in the consolidated balance sheets as of December 31, 2019 was $3.4 million.
The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost were as follows:

	December 31,
	2019	2018
Net actuarial loss	$(0.1)	$5.5
Prior service credit	—	—
Projected benefit obligations at end of year	$(0.1)	$5.5

The accumulated benefit obligation for each of our pension plans was in excess of the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans were as follows:

	December 31,
	2019	2018
Projected benefit obligation	$131.5	$131.0
Accumulated benefit obligation	$131.6	131.0
Fair value of plan assets	$128.1	115.7

F-62 |

The weighted-average assumptions used to determine benefit obligations were as follows:

	December 31,
	2019	2018
Discount rate	3.20%	4.15%
Rate of compensation increase	N/A	N/A

The discount rate used reflects the expected future cash flow based on our funding valuation assumptions and participant data as of the beginning of the plan period. The expected future cash flow is discounted by the Principal Pension Discount Yield Curve for the fiscal year end because it has been specifically designed to help pension funds comply with statutory funding guidelines.
The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	Year Ended December 31,
	2019	2018	2017
Discount rate	4.15%	3.60%	3.80%
Expected long-term rate of return on plan assets	7.00%	7.33%	7.45%
Rate of compensation increase	—%	3.00%	3.00%

The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories.
The components of net periodic benefit cost related to our benefit plans consisted of the following:

	Year Ended December 31,
Components of net periodic benefit:	2019	2018	2017
Service cost	$—	$0.4	$1.2
Interest cost	5.4	5.2	2.7
Expected return on plan assets	(7.5)	(8.0)	(2.7)
Recognition of gain due to settlement	—	(0.1)	—
Recognition of gain due to curtailment	(2.7)	(2.4)	(6.1)
Net periodic benefit	$(4.8)	$(4.9)	$(4.9)

The service cost component of net periodic benefit is included as part of general and administrative expenses in the accompanying statements of income. The other components of net periodic benefit are included as part of other non-operating expense (income), net.
The weighted-average asset allocation of our pension benefits plan assets were as follows:

	Year Ended December 31,
	2019	2018
Asset Category:
Equity securities	40.0%	66.4%
Debt securities	60.0%	26.8%
Real estate investment trust	—%	6.8%
Total	100.0%	100.0%

F-63 |

The fair value of our pension assets by category were as follows:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
Year Ended December 31, 2019
Equity securities:
U.S. companies	$—	$38.5	$—	$38.5
International companies	—	12.8	—	12.8
Debt securities:
Preferred securities	—	—	—	—
Bond securities	—	76.8	—	76.8
Real estate securities	—	—	—	—
Total	$—	$128.1	$—	$128.1
Year Ended December 31, 2018
Equity securities:
U.S. companies	$—	$62.8	$—	$62.8
International companies	—	14.0	—	14.0
Debt securities:
Preferred securities	—	4.4	—	4.4
Bond securities	—	26.6	—	26.6
Real estate securities	—	7.9	—	7.9
Total	$—	$115.7	$—	$115.7

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
We contributed $1.4 million to the pension plans for the year ended December 31, 2019, and expect to contribute $5.8 million to the pension plans in 2020. There were no employee contributions to the plans.
The benefits expected to be paid in each year 2020–2024 are $5.8 million, $6.1 million, $6.6 million, $6.5 million, and $6.8 million, respectively. The aggregate benefits expected to be paid in the five years from 2025–2029 are $34.8 million. The expected benefits are based on the same assumptions used to measure our benefit obligation at December 31, 2019 and include estimated future employee service.
401(k) Plans
For the years ended December 31, 2019, 2018 and 2017, we sponsored a voluntary 401(k) Employee Retirement Savings Plans for eligible employees. Employees must be at least 21 years of age and have 45 days of service to be eligible to participate in the plan. Employee contributions are matched on a fully-vested basis by us up to a maximum of 8% of eligible compensation. Eligibility for the Company matching contribution begins on the first of the month following one year of employment. For the years ended December 31, 2019, 2018 and 2017, the 401(k) plans expense recognized was $9.6 million, $9.6 million, and $6.5 million, respectively.
Postretirement Medical Plan
In addition to providing pension benefits, Alon has an unfunded postretirement medical plan covering certain health care and life insurance benefits for certain employees of Alon that retired prior to January 2, 2017, who met eligibility requirements in the plan documents. This plan is closed to new participants. The health care benefits in excess of certain limits are insured. The accrued benefit liability related to this plan reflected in the consolidated balance sheet was $2.6 million and $3.3 million at December 31, 2019 and 2018, respectively.

F-64 |

23.  Selected Quarterly Financial Data (Unaudited)
Quarterly financial information for the years ended December 31, 2019 and 2018 is summarized below. The sum of the quarterly results may differ from the annual results presented on our consolidated income statement due to rounding. The quarterly financial information summarized below has been prepared by Delek's management and is unaudited (in millions, except per share data).

	For the Three Month Periods Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019(1)
Net revenues	$2,199.9	$2,480.3	$2,334.3	$2,283.7
Operating income	$222.4	$134.3	$87.4	$48.2
Net income from continuing operations	$154.4	$84.6	$60.0	$32.0
Net income	$154.4	$83.8	$60.0	$38.0
Net income attributable to Delek	$149.3	$77.3	$51.3	$32.7
Basic income per share from continuing operations	$1.92	$1.02	$0.68	$0.36
Diluted income per share from continuing operations	$1.90	$1.01	$0.68	$0.36

	For the Three Month Periods Ended
	March 31, 2018(2)	June 30, 2018	September 30, 2018	December 31, 2018(3)
Net revenues	$2,353.2	$2,636.9	$2,768.9	$2,474.1
Operating income	$38.8	$135.1	$255.2	$182.8
Net (loss) income from continuing operations	$(17.3)	$87.5	$185.8	$127.6
Net (loss) income	$(25.5)	$86.7	$186.3	$127.4
Net (loss) income attributable to Delek	$(40.4)	$79.1	$179.8	$121.6
Basic (loss) income per share from continuing operations	$(0.29)	$0.95	$2.15	$1.50
Diluted (loss) income per share from continuing operations	$(0.29)	$0.90	$2.02	$1.48

The tables above include the following infrequently occurring items:

(1)
Net income from continuing operations for the quarter ended December 31, 2019 includes the benefit of retroactive biodiesel tax credits related to 2019 and 2018 blending activities totaling $77.6 million. Of this amount, $31.1 million related to the first three quarters of 2019 blending activities and $36.0 million related to 2018 blending activities.

(2)	Net loss from continuing operations for the quarter ended March 31, 2018 includes the benefit of retroactive biodiesel tax credits related to 2017 blending activities totaling $24.9 million.

(3)
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

F-65 |

The quarterly earnings per share calculations for the three months ended December 31, 2019 and 2018 are presented below:

	Three Months Ended December 31,
	2019	2018
Numerator:
Numerator for EPS - continuing operations
Income from continuing operations	$32.0	$127.6
Less: Income from continuing operations attributed to non-controlling interest	5.3	5.8
Income from continuing operations attributable to Delek (numerator for basic EPS - continuing operations attributable to Delek)	26.7	121.8
Interest on convertible debt, net of tax	—	—
Numerator for diluted EPS - continuing operations attributable to Delek	$26.7	$121.8

Numerator for EPS - discontinued operations
Income (loss) from discontinued operations	$6.0	$(0.2)

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	74,042,343	81,321,240
Dilutive effect of warrants	—	260,838
Dilutive effect of stock-based awards	658,583	946,261
Weighted average common shares outstanding, assuming dilution	74,700,926	82,528,339

EPS:
Basic income per share:
Income from continuing operations	$0.36	$1.50
Income from discontinued operations	0.08	—
Total basic income (loss) per share	$0.44	$1.50
Diluted income per share:
Income from continuing operations	$0.36	$1.48
Income from discontinued operations	0.08	—
Total diluted income (loss) per share	$0.44	$1.48
The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:

Total antidilutive stock-based compensation	1,925,207	1,749,569

24. Leases
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
Some of our lease agreements include a rate based on equipment usage and others include a rate with fixed increases or inflationary indices based increase. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We rent or sublease certain real estate and equipment to third parties. Our sublease portfolio consists primarily of operating leases within our retail stores and crude storage equipment.
As of December 31, 2019, $28.5 million of our net property, plant, and equipment balance is subject to an operating lease. This agreement does not include options for the lessee to purchase our leasing equipment, nor does it include any material residual value guarantees or material restrictive covenants. The agreement includes a one year renewal option and certain variable payment based on usage.

F-66 |

The following table presents additional information related to our operating leases in accordance ASC 842, Leases ("ASC 842"):

(in millions)	Year Ended December 31,
2019
Lease Cost
Operating lease costs	$49.5
Short-term lease costs (1)	17.4
Sublease income	(6.4)
Net lease costs	$60.5

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(49.5)
Leased assets obtained in exchange for new operating lease liabilities	$15.9

Weighted-average remaining lease term (years) operating leases	6.7
Weighted-average discount rate operating leases (2)	6.0%
(1) Includes an immaterial amount of variable lease cost.
(2) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

The following is an estimate of the maturity of our lease liabilities for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2019 (in millions) under the new lease guidance ASC 842:

Maturity of Lease Liabilities	Total
2020	$50.2
2021	43.3
2022	29.3
2023	25.7
2024	16.8
Thereafter	61.9
Total future lease payments	227.2
Less: Interest	42.4
Present Value of Lease Liabilities	$184.8

F-67 |

25. Subsequent Events
Dividend Declaration
On February 24, 2020, Delek's Board of Directors voted to declare a quarterly cash dividend of $0.31 per share, payable on March 24, 2020, to stockholders of record on March 10, 2020.
Investment in Project Financing Joint Venture
On February 21, 2020, we, through our wholly-owned direct subsidiary Delek Energy, entered into the W2W Holdings LLC Agreement with MPLX to form the WWP Project Financing JV (inclusive of its wholly-owned subsidiaries). The WWP Project Financing JV was created for the specific purpose of obtaining financing, through its wholly-owned subsidiary, W2W Finance LLC, to fund our combined capital calls resulting from and occurring during the construction period of the pipeline system under the WWP Joint Venture, and to service that debt. See Note 7 for further discussion.
2020 Amendments to Supply and Offtake Agreements
In January 2020, we amended our three Supply and Offtake Agreements to convert the Baseline Step-Out Liabilities back to a market-indexed price subject to commodity price risk with corresponding changes to underlying market-based indices and certain differentials. See Note 10 for further discussion.

F-68 |

Financial Statements and Schedules

ITEM 16. FORM 10-K SUMMARY
None.

101 |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By: /s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer

Dated: February 27, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 27, 2020:

/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chairman), President and Chief Executive Officer
(Principal Executive Officer)

/s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ William J. Finnerty
William J. Finnerty
Director

/s/ Richard J. Marcogliese
Richard J. Marcogliese
Director

/s/ Gary M. Sullivan, Jr.
Gary M. Sullivan, Jr.
Director

/s/ Vicky Sutil
Vicky Sutil
Director

/s/ David Wiessman
David Wiessman
Director

/s/ Shlomo Zohar
Shlomo Zohar
Director

102 |