Form 10-Q
period 2020-03-31
Delek US Holdings, Inc.
filed 2020-05-08
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At May 1, 2020, there were 73,517,571 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents

Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2020

2 |

Financial Statements

Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$784.9	$955.3
Accounts receivable, net	436.0	792.6
Inventories, net of inventory valuation reserves	473.1	946.7
Other current assets	262.1	268.7
Total current assets	1,956.1	2,963.3
Property, plant and equipment:
Property, plant and equipment	3,539.8	3,362.8
Less: accumulated depreciation	(975.4)	(934.5)
Property, plant and equipment, net	2,564.4	2,428.3
Operating lease right-of-use assets	177.1	183.6
Goodwill	855.7	855.7
Other intangibles, net	111.5	110.3
Equity method investments	365.2	407.3
Other non-current assets	63.4	67.8
Total assets	$6,093.4	$7,016.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,102.3	$1,599.7
Current portion of long-term debt	31.4	36.4
Obligation under Supply and Offtake Agreements	97.9	332.5
Current portion of operating lease liabilities	40.6	40.5
Accrued expenses and other current liabilities	354.7	346.8
Total current liabilities	1,626.9	2,355.9
Non-current liabilities:
Long-term debt, net of current portion	2,185.5	2,030.7
Obligation under Supply and Offtake Agreements	179.5	144.8
Environmental liabilities, net of current portion	136.3	137.9
Asset retirement obligations	67.1	68.6
Deferred tax liabilities	242.2	267.9
Operating lease liabilities, net of current portion	137.3	144.3
Other non-current liabilities	28.7	30.9
Total non-current liabilities	2,976.6	2,825.1
Stockholders’ equity:
Preferred stock, $0.01 par value, 11,000,000 shares and 10,000,000 shares authorized at March 31,2020 and December 31, 2019, respectively, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 91,089,920 shares and 90,987,025 shares issued at March 31, 2020 and December 31, 2019, respectively	0.9	0.9
Additional paid-in capital	1,157.4	1,151.9
Accumulated other comprehensive income	1.2	0.1
Treasury stock, 17,575,527 shares and 17,516,814 shares, at cost, as of March 31, 2020 and December 31, 2019, respectively	(694.1)	(692.2)
Retained earnings	861.6	1,205.6
Non-controlling interests in subsidiaries	162.9	169.0
Total stockholders’ equity	1,489.9	1,835.3
Total liabilities and stockholders’ equity	$6,093.4	$7,016.3

See accompanying notes to condensed consolidated financial statements

3 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except share and per share)

	Three Months Ended
	March 31,
	2020	2019
Net revenues	$1,821.2	$2,199.9
Cost of sales:
Cost of materials and other	1,910.6	1,699.4
Operating expenses (excluding depreciation and amortization presented below)	129.2	140.9
Depreciation and amortization	47.0	39.3
Total cost of sales	2,086.8	1,879.6
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	25.3	25.8
General and administrative expenses	65.7	62.2
Depreciation and amortization	5.6	7.5
Other operating (income) expense, net	(0.7)	2.4
Total operating costs and expenses	2,182.7	1,977.5
Operating (loss) income	(361.5)	222.4
Interest expense	36.3	28.7
Interest income	(1.7)	(2.5)
Income from equity method investments	(5.1)	(2.6)
Other income, net	(0.9)	(1.4)
Total non-operating expenses, net	28.6	22.2
(Loss) income before income tax (benefit) expense	(390.1)	200.2
Income tax (benefit) expense	(83.1)	45.8
Net (loss) income	(307.0)	154.4
Net income attributed to non-controlling interests	7.4	5.1
Net (loss) income attributable to Delek	$(314.4)	$149.3
Basic (loss) income per share	$(4.28)	$1.92
Diluted (loss) income per share	$(4.28)	$1.90
Dividends declared per common share outstanding	$0.31	$0.27

See accompanying notes to condensed consolidated financial statements

4 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(307.0)	$154.4
Other comprehensive income (loss):
Commodity contracts designated as cash flow hedges:
Net gains related to commodity cash flow hedges	1.8	13.1
Income tax expense	0.4	2.8
Net comprehensive income on commodity contracts designated as cash flow hedges	1.4	10.3
Foreign currency translation (loss) gain, net of taxes	(0.3)	0.2
Gains related to postretirement benefit plans, net of taxes	—	0.2
Total other comprehensive income	1.1	10.7
Comprehensive (loss) income	$(305.9)	$165.1
Comprehensive income attributable to non-controlling interest	7.4	5.1
Comprehensive (loss) income attributable to Delek	$(313.3)	$160.0

See accompanying notes to condensed consolidated financial statements

5 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share and per share data)

		Three Months Ended March 31, 2020
		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	December 31, 2019	90,987,025	$0.9	$1,151.9	$0.1	$1,205.6	(17,516,814)	$(692.2)	$169.0	$1,835.3
Cumulative effect of adopting accounting principle regarding measurement of credit losses on financial instruments, net		—	—	—	—	(6.5)	—	—	—	(6.5)
Net (loss) income		—	—	—	—	(314.4)	—	—	7.4	(307.0)
Other comprehensive income related to commodity contracts, net		—	—	—	1.4	—	—	—	—	1.4
Foreign currency translation loss, net		—	—	—	(0.3)	—	—	—	—	(0.3)
Common stock dividends ($0.31 per share)		—	—	—	—	(23.1)	—	—	—	(23.1)
Distributions to non-controlling interests		—	—	—	—	—	—	—	(8.6)	(8.6)
Equity-based compensation expense		—	—	6.2	—	—	—	—	0.1	6.3
Repurchase of common stock		—	—	—	—	—	(58,713)	(1.9)	—	(1.9)
Repurchases of non-controlling interests		—	—	—	—	—	—	—	(5.0)	(5.0)
Taxes paid due to the net settlement of equity-based compensation		—	—	(0.7)	—	—	—	—	—	(0.7)
Exercise of equity-based awards		102,895	—	—	—	—	—	—	—	—
Balance at	March 31, 2020	91,089,920	$0.9	$1,157.4	$1.2	$861.6	(17,575,527)	$(694.1)	$162.9	$1,489.9

6 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (Continued)
(In millions, except share and per share data)

		Three Months Ended March 31, 2019
		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	December 31, 2018	90,478,075	$0.9	$1,135.4	$28.6	$981.8	(12,477,780)	$(514.1)	$175.5	$1,808.1
Net income		—	—	—	—	149.3	—	—	5.1	154.4
Other comprehensive income related to commodity contracts, net		—	—	—	10.3	—	—	—	—	10.3
Other comprehensive income related to postretirement benefit plans, net		—	—	—	0.2	—	—	—	—	0.2
Foreign currency translation gain, net		—	—	—	0.2	—	—	—	—	0.2
Common stock dividends ($0.27 per share)		—	—	—	—	(21.0)	—	—	—	(21.0)
Distribution to non-controlling interest		—	—	—	—	—	—	—	(7.7)	(7.7)
Equity-based compensation expense		—	—	4.9	—	—	—	—	0.1	5.0
Repurchase of common stock		—	—	—	—	—	(1,291,644)	(46.2)	—	(46.2)
Taxes paid due to the net settlement of equity-based compensation		—	—	(4.5)	—	—	—	—	—	(4.5)
Exercise of equity-based awards		244,566	—	—	—	—	—	—	—	—
Other		—	—	(0.3)	—	—	—	—	—	(0.3)
Balance at	March 31, 2019	90,722,641	$0.9	$1,135.5	$39.3	$1,110.1	(13,769,424)	$(560.3)	$173.0	$1,898.5

See accompanying notes to condensed consolidated financial statements

7 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(307.0)	$154.4
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	52.6	46.8
Other amortization/accretion	2.2	2.6
Non-cash lease expense	13.3	9.3
Deferred income taxes	(24.5)	10.9
Income from equity method investments	(5.1)	(2.6)
Dividends from equity method investments	4.9	1.9
Loss on disposal of assets	0.5	5.6
Equity-based compensation expense	6.3	5.0
Excess tax deficiency (benefit) of equity-based compensation	0.6	(1.4)
Changes in assets and liabilities:
Accounts receivable	351.6	(265.8)
Inventories and other current assets	531.7	(192.5)
Fair value of derivatives	(36.1)	43.5
Accounts payable and other current liabilities	(546.3)	292.4
Obligation under Supply and Offtake Agreement	(199.9)	22.6
Non-current assets and liabilities, net	1.1	0.7
Net cash (used in) provided by operating activities	(154.1)	133.4
Cash flows from investing activities:
Equity method investment contributions	(27.1)	(4.8)
Distributions from equity method investments	69.4	0.8
Purchases of property, plant and equipment	(189.2)	(124.0)
Proceeds from sale of property, plant and equipment	0.3	1.0
Net cash used in investing activities	(146.6)	(127.0)

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(In millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Proceeds from long-term revolvers	$1,230.2	$437.8
Payments on long-term revolvers	(1,053.5)	(433.3)
Payments on term debt	(27.9)	(26.8)
Proceeds from product financing agreements	42.0	15.6
Repayments of product financing agreements	(21.0)	(9.0)
Taxes paid due to the net settlement of equity-based compensation	(0.7)	(4.5)
Repurchase of common stock	(1.9)	(46.2)
Repurchase of non-controlling interest	(5.0)	—
Distribution to non-controlling interest	(8.6)	(7.7)
Dividends paid	(23.1)	(21.0)
Deferred financing costs paid	(0.2)	(0.9)
Net cash provided by (used in) financing activities	130.3	(96.0)
Net decrease in cash and cash equivalents	(170.4)	(89.6)
Cash and cash equivalents at the beginning of the period	955.3	1,079.3
Cash and cash equivalents of continuing operations at the end of the period	$784.9	$989.7

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.2 million and $0.3 million in the 2020 and 2019 periods, respectively	$32.2	$25.1
Income taxes	$0.2	$0.1
Non-cash investing activities:
Increase in accrued capital expenditures	$1.1	$4.4
Non-cash financing activities:
Non-cash lease liability arising from recognition of right of use assets upon adoption of Accounting Standards Update ("ASU") 2016-02	$—	$211.0
Non-cash lease liability arising from obtaining right of use assets during the period	$6.8	$—

See accompanying notes to condensed consolidated financial statements

8 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Organization and Basis of Presentation
Delek US Holdings, Inc. operates through its consolidated subsidiaries, which include Delek US Energy, Inc. ("Delek Energy") (and its subsidiaries) and Alon USA Energy, Inc. ("Alon") (and its subsidiaries). The terms "we," "our," "us," "Delek" and the "Company" are used in this report to refer to Delek and its consolidated subsidiaries. Delek's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "DK."
Our condensed consolidated financial statements include the accounts of Delek and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 28, 2020 (the "Annual Report on Form 10-K") and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K.
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
Accounting Policies
With the exception of the policy updates below, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Risks and Uncertainties Arising from the COVID-19 Pandemic and the OPEC Production Disputes
The recent outbreak of COVID-19 and its development into a pandemic in March 2020 (the "COVID-19 Pandemic") has resulted in significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity and resulted in airlines dramatically cutting back on flights and a decrease in motor vehicle use at a time when seasonal driving patterns typically result in an increase of consumer demand for gasoline. As a result, there has also been a decline in the demand for, and thus also the market prices of, crude oil and certain of our products. In addition, recent events concerning the dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries ("OPEC"), particularly Saudi Arabia, and the subsequent actions taken by such countries as a result thereof, including Saudi Arabia discounting the price of its crude oil exports (the "OPEC Production Disputes"), have exacerbated the decline in crude oil prices and have contributed to an increase in crude oil price volatility.
Uncertainties related to the impact of the COVID-19 Pandemic and OPEC Production Disputes exist that could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under GAAP, we have considered them in the preparation of our unaudited financial statements as of and for the three months ended March 31, 2020. The application of accounting policies impacted by such considerations include (but are not necessarily limited to) the following:

•	The interim evaluation of the risk of credit losses and the determination of our allowance for credit losses, pursuant to GAAP;

•	The interim evaluation of long-lived assets for potential impairment, where indicators exist, as defined by GAAP;

•	The interim evaluation of indefinite-lived intangibles and goodwill for potential impairment, where indicators exist, as defined by GAAP;

•	The interim evaluation of joint ventures for potential impairment, where indicators exist, as defined by GAAP;

9 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

•	The evaluation of derivatives and hedge accounting for counterparty risk and changes in forecasted transactions, as provided for under GAAP;

•
The evaluation of inventory valuation allowances that may be warranted under the lower of cost or net realizable value analysis (for FIFO) and the lower of cost or market analysis (for LIFO), pursuant to GAAP;

•	The consideration of debt modifications and/or covenant requirements, as applicable;

•	The evaluation of commitments and contingencies, including changes in concentrations, as applicable;

•	The interim evaluation of the impact of changing forecasts on our assessment of deferred tax asset valuation allowances and annual effective tax rates; and

•	The interim evaluation of our ability to continue as a going concern.
Credit Losses
Under ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments (as codified in ASC 326), we have applied the expected credit loss model for recognition and measurement of impairments in financial assets measured at amortized cost or at fair value through other comprehensive income including accounts receivables. The expected credit loss model is also applied for notes receivables and contractual holdbacks to which ASU 2016-13 applies and which are not accounted for at fair value through profit or loss. The loss allowance for the financial asset is measured at an amount equal to the lifetime expected credit losses. If the credit risk on the financial asset has decreased significantly since initial recognition, the loss allowance for the financial asset is re-measured. Changes in loss allowances are recognized in profit and loss. For trade receivables, a simplified impairment approach is applied recognizing expected lifetime losses from initial recognition.
Reclassifications
Certain prior period amounts have been reclassified in order to conform to the current period presentation.
New Accounting Pronouncements Adopted During 2020
ASU 2018-15, Intangible - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the Financial Accounting Standards Board (the "FASB") issued guidance related to customers’ accounting for implementation costs incurred in a cloud computing arrangement that is considered a service contract. This pronouncement aligns the requirements for capitalizing implementation costs in such arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We adopted this guidance on January 1, 2020 and the adoption did not have a material impact on our business, financial condition or results of operations.
ASU 2018-13, Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued guidance related to disclosure requirements for fair value measurements. The pronouncement eliminates, modifies and adds disclosure requirements for fair value measurements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We adopted this guidance on January 1, 2020 and the adoption did not have a material impact on our business, financial condition or results of operations. See Note 10.
ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance requiring the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Organizations will now use forward-looking information to better inform their credit loss estimates. This guidance is effective for interim and annual periods beginning after December 15, 2019. We adopted this guidance on January 1, 2020 using the modified retrospective approach as of the adoption date. The adoption did not have a material impact on the Company’s operating results, financial position or disclosures.

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Accounting Pronouncements Not Yet Adopted
ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)
In March 2020, the FASB issued an amendment which is intended to provide temporary optional expedients and exceptions to GAAP guidance on contracts, hedge accounting and other transactions affected by the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank rates. This guidance is effective for all entities at anytime beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of the ASU. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.
ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815
In January 2020, the FASB issued ASU 2020-01 which is intended to clarify interactions between the guidance to account for certain equity securities under Topics 321, 323 and 815, and improve current GAAP by reducing diversity in practice and increasing comparability of accounting. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.
ASU 2019-12, Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued guidance intended to simplify various aspects related to accounting for income taxes, eliminate certain exceptions within ASC 740 and clarify certain aspects of the current guidance to promote consistency among reporting entities. The pronouncement is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2020, with early adoption permitted. We expect to adopt this guidance on the effective date and are currently evaluating the impact that adopting this new guidance will have on our business, financial condition and results of operations.
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

Note 2 - Segment Data
We aggregate our operating units into three reportable segments: Refining, Logistics, and Retail. Operations that are not specifically included in the reportable segments are included in Corporate, Other and Eliminations, which consist of the following:

•	our corporate activities;

•	results of certain immaterial operating segments, including our Canadian crude trading operations (as discussed in Note 9);

•	Alon's asphalt terminal operations; and

•	intercompany eliminations.
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
During the first quarter of 2020, we revised the structure of the internal financial information reviewed by management and began allocating the results of hedging activity associated with managing risks of our refineries, previously reported in corporate, other and eliminations, to our refining segment. The historical results of this hedging activity have been reclassified to conform to the current presentation. The assets and/or liabilities associated with this hedging activity have not been allocated to the refining segment.
Refining Segment
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd") as of March 31, 2020, including the following:

•	75,000 bpd Tyler, Texas refinery (the "Tyler refinery");

•	80,000 bpd El Dorado, Arkansas refinery (the "El Dorado refinery");

•	73,000 bpd Big Spring, Texas refinery (the "Big Spring refinery");

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The refining segment's petroleum-based products are marketed primarily in the south central, southwestern and western regions of the United States, and also ships and sells gasoline into wholesale markets in the southern and eastern United States. Motor fuels are sold under the Alon or Delek brand through various terminals to supply Alon or Delek branded retail sites. In addition, Alon sells motor fuels through its wholesale distribution network on an unbranded basis.
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
Retail Segment
Our retail segment consists of 253 owned and leased convenience store sites as of March 31, 2020, located primarily in central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel primarily under the Alon or Delek brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination require the removal of all 7-Eleven branding on a store-by-store basis by the earlier of December 31, 2021 or the date upon which our last 7-Eleven store is de-identified or closed. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed at such convenience store sites pursuant to the termination.
Significant Inter-segment Transactions
All inter-segment transactions have been eliminated in consolidation and consist primarily of the following:

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
Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2020
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$1,569.3	$56.8	$178.6	$16.5	$1,821.2
Inter-segment fees and revenues	158.6	106.6	—	(265.2)	—
Operating costs and expenses:
Cost of materials and other	1,906.6	101.3	144.1	(241.4)	1,910.6
Operating expenses (excluding depreciation and amortization presented below)	111.7	14.8	22.2	5.8	154.5
Segment contribution margin	$(290.4)	$47.3	$12.3	$(13.1)	(243.9)
Depreciation and amortization	$37.2	$6.3	$2.9	$6.2	52.6
General and administrative expenses					65.7
Other operating income, net					(0.7)
Operating loss					$(361.5)
Capital spending (excluding business combinations)	$168.1	$3.0	$6.2	$12.9	$190.2

	Three Months Ended March 31, 2019
	Refining (1)	Logistics	Retail	Corporate, Other and Eliminations (1)	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$1,907.4	$89.6	$197.2	$5.7	$2,199.9
Inter-segment fees and revenues	184.6	62.9	—	(247.5)	—
Operating costs and expenses:
Cost of materials and other	1,669.1	96.3	163.4	(229.4)	1,699.4
Operating expenses (excluding depreciation and amortization presented below)	121.0	16.1	23.6	6.0	166.7
Segment contribution margin	$301.9	$40.1	$10.2	$(18.4)	333.8
Depreciation and amortization	$31.1	$6.5	$4.3	$4.9	46.8
General and administrative expenses					62.2
Other operating expense, net					2.4
Operating income					$222.4
Capital spending (excluding business combinations)	$81.7	$0.9	$5.1	$40.7	$128.4

(1)
The refining segment results of operations for the three months ended March 31, 2019, includes hedging gains, a component of cost of materials and other, of $7.6 million which was previously included and reported in corporate, other and eliminations.

Other Segment Information
Total assets by segment were as follows as of March 31, 2020:

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Total assets	$5,949.5	$946.3	$312.1	$(1,114.5)	$6,093.4
Less:
Inter-segment notes receivable	(1,584.3)	—	—	1,584.3	—
Inter-segment right of use lease assets	(418.1)	—	—	418.1	—
Total assets, excluding inter-segment notes receivable and right of use assets	$3,947.1	$946.3	$312.1	$887.9	$6,093.4

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Property, plant and equipment and accumulated depreciation as of March 31, 2020 and depreciation expense by reporting segment for the three months ended March 31, 2020 are as follows (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$2,601.8	$665.7	$162.7	$109.6	$3,539.8
Less: Accumulated depreciation	(684.3)	(186.2)	(39.4)	(65.5)	(975.4)
Property, plant and equipment, net	$1,917.5	$479.5	$123.3	$44.1	$2,564.4
Depreciation expense for the three months ended March 31, 2020	$35.6	$6.3	$2.7	$6.2	$50.8

In accordance with Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment ("ASC 360"), Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment related to our property, plant and equipment as of March 31, 2020 (see Note 1 for further discussion on the impact of COVID-19 Pandemic and OPEC Production Disputes).

Note 3 - Earnings (Loss) Per Share
Basic earnings per share (or "EPS") is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income (loss), as adjusted for changes to income that would result from the assumed settlement of the dilutive equity instruments included in diluted weighted average common shares outstanding, by the diluted weighted average common shares outstanding. For all periods presented, we have outstanding various equity-based compensation awards that are considered in our diluted EPS calculation (when to do so would be dilutive), and is inclusive of awards disclosed in Note 15 to these condensed consolidated financial statements. For those instruments that are indexed to our common stock, they are generally dilutive when the market price of the underlying indexed share of common stock is in excess of the exercise price.
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Numerator for EPS
Net (loss) income	$(307.0)	$154.4
Less: Income attributed to non-controlling interest	7.4	5.1
Numerator for basic and diluted EPS - attributable to Delek	$(314.4)	$149.3
Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	73,437,730	77,793,278
Dilutive effect of stock-based awards	—	653,412
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	73,437,730	78,446,690
EPS:
Basic (loss) income per share	$(4.28)	$1.92
Diluted (loss) income per share	$(4.28)	$1.90
The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be antidilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	3,684,935	2,173,510
Antidilutive due to loss	433,488	—
Total antidilutive stock-based compensation	4,118,423	2,173,510

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of March 31, 2020, we owned a 69.1% limited partner interest in Delek Logistics, consisting of 20,745,868 common units, and a 94.6% interest in Delek Logistics GP, LLC, which owns the entire 2.0% general partner interest, consisting of 600,523 general partner units, in Delek Logistics and all of the incentive distribution rights.
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

	March 31, 2020	December 31, 2019

ASSETS
Cash and cash equivalents	$4.2	$5.5
Accounts receivable	12.4	13.2
Inventory	5.1	12.6
Other current assets	0.9	2.3
Property, plant and equipment, net	479.5	295.0
Equity method investments	255.7	247.0
Operating lease right-of-use assets	3.5	3.7
Goodwill	12.2	12.2
Intangible assets, net	166.5	146.6
Other non-current assets	6.2	6.3
Total assets	$946.2	$744.4
LIABILITIES AND DEFICIT
Accounts payable	$4.4	$12.5
Accounts payable to related parties	2.1	8.9
Current portion of operating lease liabilities	1.5	1.4
Accrued expenses and other current liabilities	14.6	12.2
Long-term debt	940.0	833.1
Asset retirement obligations	5.7	5.6
Deferred tax liabilities	1.0	0.2
Operating lease liabilities, net of current portion	2.0	2.3
Other non-current liabilities	19.3	19.3
Deficit	(44.4)	(151.1)
Total liabilities and deficit	$946.2	$744.4

Effective March 31, 2020, Delek Logistics, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Big Spring Gathering System, located in Howard, Borden and Martin Counties, Texas, from Delek, which included the execution of related commercial agreements. In connection with the closing of the transaction, Delek, Delek Logistics and various of their respective subsidiaries entered into a Throughput and Deficiency Agreement (the “T&D Agreement”). Under the T&D Agreement, Delek Logistics will operate and maintain the Big Spring Gathering System connecting our interests in and to certain crude oil production with the Delek Logistics' Big Spring, Texas terminal and provide gathering, transportation and other related services. The total consideration was subject to certain post-closing adjustments and was comprised of $100.0 million in cash and 5.0 million common units representing limited partner interest in Delek Logistics. The cash component of this dropdown was financed with borrowings on the DKL Credit Facility (as defined in Note 8). Prior periods have not been recast in our

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment Data Note 2, as these assets did not constitute a business in accordance with ASU 2017-01, Clarifying the Definition of a Business, and the transaction was accounted for as an acquisition of assets between entities under common control.
Additionally, in March 2020, we purchased 451,822 of Delek Logistics limited partner units from an investor pursuant to a Common Unit Purchase Agreement between Delek Marketing & Supply, LLC and such investor. The purchase price of the units amounted to approximately $5.0 million. As a result of the transaction, our ownership in Delek Logistics' outstanding common limited partner units increased to 64.5% from 62.6%. Our ownership in Delek Logistics' common limited partner units was further increased to 70.5% as a result of the issuance of 5.0 million common units in connection with the Big Spring Gathering Assets Acquisition described above.

Note 5 - Equity Method Investments
On July 30, 2019, we, through our wholly-owned direct subsidiary Delek US Energy, Inc. ("Delek Energy" or "Delek Member"), entered into a limited liability company agreement (the “LLCA”) and related agreements with multiple joint venture members of Wink to Webster Pipeline LLC (“WWP”). Pursuant to the LLCA, Delek Energy acquired a 15% ownership interest in WWP. WWP intends to construct and operate a crude oil pipeline system from Wink, Texas to Webster, Texas along with certain pipelines from Webster, Texas to other destinations in the Gulf Coast area. Pursuant to the LLCA, Delek Energy will be required to contribute its percentage interest of the applicable construction costs (including certain costs previously incurred by WWP) and it is anticipated that Delek Energy’s capital contributions will total approximately $340 million to $380 million over the course of construction (expected to be two to three years). During the three months ended March 31, 2020, we made capital contributions totaling $18.9 million.
On February 21, 2020, we, through our wholly-owned direct subsidiary Delek Energy, entered into the W2W Holdings LLC ("HoldCo") Agreement with MPLX Operations LLC ("MPLX") (collectively, with its wholly-owned subsidiaries, the "WWP Project Financing Joint Venture" or the "WWP Project Financing JV"). The WWP Project Financing JV was created for the specific purpose of obtaining financing, through its wholly-owned subsidiary, W2W Finance LLC, to fund the majority of our combined capital calls resulting from and occurring during the construction period of the pipeline system under the WWP Joint Venture, and to service that debt. In connection with the arrangement, both Delek Energy and MPLX contributed their respective 15% ownership interests to the WWP Project Financing JV as collateral for and in service of the related project financing. Accordingly, distributions received from WWP through the WWP Project Financing JV will first be applied in service of the related project financing debt, with excess distributions being made to the members of the WWP Project Financing JV as provided for in the W2W Holdings LLC Agreement and as allowed under the project financing debt. The obligations of the members under the W2W Holdings LLC Agreement are guaranteed by the parents of the members of the WWP Project Financing JV.
The Company evaluated Delek Member's investment in HoldCo and determined that HoldCo is a variable interest entity. The Company determined it is not the primary beneficiary since it does not have the power to direct activities that most significantly impact HoldCo. The Company does not hold a controlling financial interest in HoldCo because no single party has the power to direct the activities that most significantly impact HoldCo’s economic performance since power to make the decisions about the significant activities is shared equally with MPLX and all significant decisions require unanimous consent of the Board of Directors. The Company accounts for its investment in HoldCo using the equity method of accounting due to its significant influence with its 50% membership interest.
The Company's maximum exposure to any losses incurred by HoldCo is limited to its investment. As of March 31, 2020, except for the guarantee of member obligations under the W2W Holdings LLC Agreement, the Company does not have other existing guarantees with or to HoldCo, or any third-party work contracted with it.
As of March 31, 2020 and December 31, 2019, Delek's investment balance in WWP Project Financing Joint Venture totaled $73.9 million and $125.3 million, respectively. We received distributions of $69.3 million from WWP Project Financing Joint Venture to return excess contributions made. In addition, we recognized $1.1 million loss on the investment for the three months ended March 31, 2020. This investment is accounted for using the equity method and is included as part of total assets in corporate, other and eliminations in our segment disclosure.
Red River Pipeline Company LLC ("Red River")
In May 2019, Delek Logistics, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed under the Delek Logistics Credit Facility (as defined in Note 8), to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River (the "Red River Pipeline Joint Venture"). Red River owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, with an expansion project planned to increase the pipeline capacity, which is expected to be completed during the first half of 2020. Delek Logistics contributed an additional $3.5 million related to such expansion project in May 2019. As of March 31, 2020 and December 31, 2019, Delek's investment balance in Red River totaled $140.9 million and $131.0 million, respectively, and we recognized income on the investment totaling $1.8 million for the three months ended March 31, 2020. This investment is accounted for using the equity method and is included as part of total assets in our logistics segment.
Other Investments

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition to Red River, Delek Logistics has two joint ventures that own and operate logistics assets, and which serve third parties and subsidiaries of Delek. As of March 31, 2020 and December 31, 2019, Delek Logistics' investment balances in these joint ventures totaled $114.9 million and $116.0 million, respectively, and were accounted for using the equity method.
Delek Renewables, LLC, a wholly-owned subsidiary of Delek, has a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in North Little Rock, Arkansas. As of March 31, 2020 and December 31, 2019, Delek Renewables, LLC's investment balance in this joint venture was $4.5 million and $4.3 million, respectively, and was accounted for using the equity method. The investment in this joint venture is reflected in the refining segment.
We have a 50% interest in a joint venture that owns an asphalt terminal located in Brownwood, Texas. As of March 31, 2020 and December 31, 2019, Delek's investment balance in this joint venture was $31.1 million and $30.7 million, respectively. This investment is accounted for using the equity method and is included as part of total assets in corporate, other and eliminations in our segment disclosure.

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
Carrying value of inventories consisted of the following (in millions):

	March 31, 2020	December 31, 2019
Refinery raw materials and supplies	$179.6	$400.4
Refinery work in process	58.7	109.1
Refinery finished goods	202.5	397.5
Retail fuel	4.7	7.3
Retail merchandise	22.5	19.8
Logistics refined products	5.1	12.6
Total inventories	$473.1	$946.7

At March 31, 2020, we recorded a pre-tax inventory valuation reserve of $282.5 million, $149.6 million of which related to LIFO inventory, due to a market price decline below our cost of certain inventory products. At December 31, 2019, we recorded a pre-tax inventory valuation reserve of $1.7 million, $1.2 million of which related to LIFO inventory, which reversed in the first quarter of 2020 due to the sale of inventory quantities that gave rise to the December 31, 2019 reserve. We recognized a net (increase) reduction in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of $(280.8) million and $52.1 million for the three months ended March 31, 2020 and 2019, respectively.

Note 7 - Crude Oil Supply and Inventory Purchase Agreement
Delek has Supply and Offtake Agreements with J. Aron & Company ("J. Aron") in connection with its El Dorado, Big Spring and Krotz Springs refineries (collectively, the "Supply and Offtake Agreements"). Pursuant to the Supply and Offtake Agreements, (i) J. Aron agrees to sell to us, and we agree to buy from J. Aron, at market prices, crude oil for processing at these refineries and (ii) we agree to sell, and J. Aron agrees to buy, at market prices, certain refined products produced at these refineries. The Supply and Offtake Agreements also provide for the lease to J. Aron of crude oil and refined product storage facilities, and the identification of prospective purchasers of refined products on J. Aron’s behalf. At the inception of the Supply and Offtake Agreements, we transferred title to a certain number of barrels of crude and other inventories to J. Aron (the "Step-In"), and the Supply and Offtake Agreements require the repurchase of remaining inventory (including certain "Baseline Volumes") at the termination of those Agreements (the "Step-Out"). The Supply and Offtake Agreements are accounted for as inventory financing arrangements under the fair value election provided by ASC 815 Derivatives and Hedging ("ASC 815") and ASC 825, Financial Instruments ("ASC 825").

17 |

Barrels subject to the Supply and Offtake Agreements are as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs
Baseline Volumes pursuant to the respective Supply and Offtake Agreements	2.0	0.8	1.3
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of March 31, 2020 (1)	3.5	1.8	1.5
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of December 31, 2019 (1)	3.5	2.0	1.7

(1)	Includes Baseline Volumes plus/minus over/short quantities.

The Supply and Offtake Agreements have certain termination provisions, which may include requirements to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
The Supply and Offtake Agreements were amended in December 2018 for Big Spring and in January 2019 for El Dorado and Krotz Springs so that the Baseline Step-Out Liabilities, as defined below, were based upon a fixed price. As a result, we recorded gains on the change in fair value resulting from the modification in cost of materials and other in the periods in which the amendments occurred, including a gain of $7.6 million which was recognized in the first quarter of 2019. As a result of these amendments, the changes in fair value of the Baseline Step-Out Liabilities were recorded in interest expense.
In January 2020, we amended and restated our three Supply and Offtake Agreements so that the repurchase of Baseline Volumes at the end of the Supply and Offtake Agreement term (representing the "Baseline Step-Out Liability" or, collectively, the "Baseline Step-Out Liabilities") would be based on market-indexed prices subject to commodity price risk. As a result of the amendment, such Baseline Step-Out Liabilities will continue to be recorded at fair value under the fair value election provided by ASC 815 and ASC 825, where the fair value will now reflect changes in commodity price risk rather than interest rate risk with such changes in fair value being recorded in cost of materials and other. We recognized a loss in the first quarter of 2020 of $1.5 million on the change in fair value resulting from the modification.
The Baseline Step-Out Liabilities are reflected as non-current liabilities on our consolidated balance sheet to the extent that they are not contractually due within twelve months. Monthly activity resulting in over and short volumes continue to be valued using market-indexed pricing, and are included in current liabilities (or receivables) on our consolidated balance sheet.
Net balances payable (receivable) under the Supply and Offtake Agreements were as follows as of the balance sheet dates:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Balances as of March 31, 2020:
Baseline Step-Out Liability	$78.7	$41.7	$59.1	$179.5
Revolving over/short product financing liability	58.9	30.3	8.7	97.9
Total Obligations Under Supply and Offtake Agreements	137.6	72.0	67.8	277.4
Less: Current portion	58.9	30.3	8.7	97.9
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$78.7	$41.7	$59.1	$179.5
Other current payable (receivable) for monthly activity true-up	$11.4	$10.7	$(18.2)	$3.9

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Balances as of December 31, 2019:
Baseline Step-Out Liability	$125.5	$57.2	$87.6	$270.3
Revolving over/short product financing liability	93.0	73.5	40.5	207.0
Total Obligations Under Supply and Offtake Agreements	218.5	130.7	128.1	477.3
Less: Current portion	218.5	73.5	40.5	332.5
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$—	$57.2	$87.6	$144.8
Other current receivable for monthly activity true-up	$(16.4)	$(3.1)	$(3.5)	$(23.0)

18 |

The El Dorado Supply and Offtake Agreement has a maturity date of April 30, 2020. The Big Spring and Krotz Springs Supply and Offtake Agreements expire in May 2021, except that J. Aron or Delek may elect to terminate in May 2020 on prior notice, as defined in those Agreements. The Big Spring and Krotz Springs Supply and Offtake Agreements were amended in November 2019 to require such notice prior to February 2020, and again in January, February and March 2020 to ultimately require such notice in April 2020. Subsequent to March 31, 2020, in April 2020, we amended and restated our three Supply and Offtake Agreements to renew and extend the terms to December 30, 2022, with J. Aron having the sole discretion to further extend to May 30, 2025. As part of this amendment, there were changes to the underlying market index, annual fee and the crude purchase fee.

The Supply and Offtake Agreements require payments of fees which are factored into the interest rate yield under the fair value accounting model. Recurring cash fees paid during the periods presented were as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Recurring cash fees paid during the three months ended March 31,2020	$3.2	$1.0	$1.0	$5.2
Recurring cash fees paid during the three months ended March 31, 2019	$2.4	$1.4	$2.3	$6.1

Interest expense recognized under the Supply and Offtake Agreements includes the yield attributable to recurring cash fees, one-time cash fees (e.g., in connection with amendments), as well as other changes in fair value, which may increase or decrease interest expense. Total interest expense incurred during the periods presented was as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Interest expense for the three months ended March 31, 2020	$3.6	$4.1	$1.4	$9.1
Interest expense for the three months ended March 31, 2019	$3.1	$(0.1)	$3.0	$6.0

Reflected in interest expense are losses totaling $3.9 million and gains totaling $5.1 million for the three months March 31, 2020 and 2019, respectively, related to the changes in fair value in the Baseline Step-Out Liabilities component of Obligations Under Supply and Offtake Agreements.

We maintained letters of credit under the Supply and Offtake Agreements as follows:

(in millions)	El Dorado	Big Spring and Krotz Springs
Letters of credit outstanding as of March 31, 2020	$150.0	$10.0
Letters of credit outstanding as of December 31. 2019	$180.0	$44.0

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

19 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8 - Long-Term Obligations and Notes Payable
Outstanding borrowings, net of unamortized debt discounts and certain deferred financing costs, under Delek’s existing debt instruments are as follows (in millions):

	March 31, 2020	December 31, 2019
Revolving Credit Facility	$100.0	$30.0
Term Loan Credit Facility (1)	1,067.5	1,069.5
Delek Logistics Credit Facility	695.0	588.4
Hapoalim Term Loan (2)	39.4	39.5
Delek Logistics Notes (3)	245.0	244.7
Reliant Bank Revolver	50.0	50.0
Promissory Notes	20.0	45.0
	2,216.9	2,067.1
Less: Current portion of long-term debt and notes payable	31.4	36.4
	$2,185.5	$2,030.7

(1)	Net of deferred financing costs of $3.4 million and $3.5 million and debt discount of $11.9 million and $12.5 million at March 31, 2020 and December 31, 2019, respectively.

(2)	Net deferred financing costs of $0.3 million and $0.3 million and debt discount of $0.2 million and $0.2 million at March 31, 2020 and December 31, 2019, respectively.

(3)	Net of deferred financing costs of $3.8 million and $4.0 million and debt discount of $1.2 million and $1.3 million at March 31, 2020 and December 31, 2019, respectively.

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
The Revolving Credit Facility permits borrowings in Canadian dollars of up to $50.0 million. The Revolving Credit Facility also permits the issuance of letters of credit of up to $400.0 million, including letters of credit denominated in Canadian dollars of up to $10.0 million. Delek may designate restricted subsidiaries as additional borrowers under the Revolving Credit Facility.
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
On May 22, 2019 (the "First Incremental Effective Date"), we amended the Term Loan Credit Facility agreement pursuant to the terms of the First Incremental Amendment to Term Loan Credit Agreement (the "Incremental Amendment"). Pursuant to the Incremental Amendment, the Company borrowed $250.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”) at an original issue discount of 0.75%, increasing the aggregate principal amount of loans outstanding under the Term Loan Credit Facility on the First Incremental Effective Date to $943.0 million. On November 12, 2019 (the "Second Incremental Effective Date"), we amended the Term Loan Credit facility agreement pursuant to the terms of the Second Incremental Amendment to the Term Loan Credit Agreement (the "Second Incremental Amendment") and borrowed $150.0 million in aggregate principal amount of incremental term loans (the "Incremental Loans") at an original issue discount of 1.21%, increasing the aggregate principal amount of loans outstanding under the Term Loan Credit Facility on the Second Incremental Effective Date to $1,088.3 million.The terms of the Incremental Term Loans and Incremental Loans are substantially identical to the terms applicable to the initial term loans under the Term Loan Credit Facility borrowed in March 2018. There are no restrictions on the Company's use of the proceeds of the Incremental Term Loans and Incremental Term Loans. The proceeds for the Incremental Term Loans may be used for (i) reducing utilizations under the Revolving Credit Facility, (ii) general corporate purposes and (iii) paying transaction fees and expenses associated with the Incremental Amendment. The proceeds for the Incremental Loans may be used for (i) for general corporate purposes (including growth capital expenditures) and (ii) to pay fees and expenses associated with the Second Incremental Amendment.
Interest and Unused Line Fees
The interest rates applicable to borrowings under the Term Loan Credit Facility and the Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to either, at Delek’s option, (i) a base rate, plus an applicable margin, or (ii) a reserve-adjusted LIBOR,

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

plus an applicable margin (or, in the case of Revolving Credit Facility borrowings denominated in Canadian dollars, the Canadian dollar bankers' acceptances rate ("CDOR")). The initial applicable margin for all Term Loan Credit Facility borrowings was 1.50% per annum with respect to base rate borrowings and 2.50% per annum with respect to LIBOR borrowings.
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
In addition, the Revolving Credit Facility requires Delek to pay an unused line fee on the average amount of unused commitments thereunder in each quarter, which the fee is at a rate of 0.25% or 0.375% per annum, depending on average commitment usage for such quarter. As of March 31, 2020, the unused line fee was 0.375% per annum.
Maturity and Repayments
The Revolving Credit Facility will mature and the commitments thereunder will terminate on March 30, 2023. The Term Loan Credit Facility matures on March 30, 2025 and requires scheduled quarterly principal payments on the last business day of the applicable quarter. Pursuant to the Incremental Amendment, quarterly payments increased from $1.75 million to $2.38 million. Pursuant to the Second Incremental Amendment, the quarterly payments increased to $2.75 million commencing with December 31, 2019. Additionally, the Term Loan Credit Facility requires prepayments by Delek with the net cash proceeds from certain debt incurrences, asset dispositions and insurance or condemnation events with respect to Delek’s assets, subject to certain exceptions, thresholds and reinvestment rights. The Term Loan Credit Facility also requires annual prepayments with a variable percentage of Delek’s excess cash flow, ranging from 50.0% to 0% depending on Delek’s consolidated fiscal year end secured net leverage ratio. Delek may also make voluntarily prepayments under the Term Loan Credit Facility at any time, subject to a prepayment premium of 1.0% in connection with certain customary repricing events that may occur within six months after the Second Incremental Effective Date, with no such premium applied after six months.
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
Additional Information
At March 31, 2020, the weighted average borrowing rate under the Revolving Credit Facility was 3.50% and was comprised entirely of a base rate borrowing, and the principal amount outstanding thereunder was $100.0 million. Additionally, there were letters of credit issued of approximately $193.6 million as of March 31, 2020 under the Revolving Credit Facility. Unused credit commitments under the Revolving Credit Facility, as of March 31, 2020, were approximately $681.7 million.
At March 31, 2020, the weighted average borrowing rate under the Term Loan Credit Facility was approximately 3.24% comprised entirely of a LIBOR borrowing, and the principal amount outstanding thereunder was $1,082.8 million. As of March 31, 2020, the effective interest rate related to the Term Loan Credit Facility was 3.55%.
Delek Hapoalim Term Loan
On December 31, 2019, Delek entered into a term loan credit and guaranty agreement (the "Agreement") with Bank Hapoalim B.M. ("BHI")

21 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
At March 31, 2020, the weighted average borrowing rate under the term loan was approximately 3.99% comprised entirely of a LIBOR borrowing and the principal amount outstanding thereunder was $39.9 million. As of March 31, 2020, the effective interest rate related to the BHI Term Loan was 4.43%.
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
The obligations under the Delek Logistics Credit Facility remain secured by first priority liens on substantially all of Delek Logistics' tangible and intangible assets. Additionally, a subsidiary of Delek provided a limited guaranty of Delek Logistics' obligations under the Delek Logistics Credit Facility. The guaranty was (i) limited to an amount equal to the principal amount, plus unpaid and accrued interest, of a promissory note made by Delek in favor of the subsidiary guarantor (the "Holdings Note") and (ii) secured by the subsidiary guarantor's pledge of the Holdings Note to the Delek Logistics Credit Facility lenders. Effective March 30, 2020, the limited guaranty and pledge of the Holdings Note was terminated pursuant to a guaranty and pledge release approved by the required lenders under the Delek Logistics Credit Facility.
The Delek Logistics Credit Facility has a maturity date of September 28, 2023. Borrowings under the Delek Logistics Credit Facility bear interest at either a U.S. dollar prime rate, Canadian dollar prime rate, LIBOR, or a CDOR rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin in each case and the fee payable for the unused revolving commitments vary based upon Delek Logistics' most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the Delek Logistics Credit Facility. At March 31, 2020, the weighted average borrowing rate was approximately 3.70%. Additionally, the Delek Logistics Credit Facility requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2020, this fee was 0.40% per year.
As of March 31, 2020, Delek Logistics had $695.0 million of outstanding borrowings under the Delek Logistics Credit Facility, with no letters of credit in place. Unused credit commitments under the Delek Logistics Credit Facility, as of March 31, 2020, were $155.0 million.
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
In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the Delek Logistics Notes from holders at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

22 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

In May 2018, the Delek Logistics Notes were exchanged for new notes with terms substantially identical in all material respects with the 2025 Notes except the new notes do not contain terms with respect to transfer restrictions.
As of March 31, 2020, we had $250.0 million in outstanding principal amount under the Delek Logistics Notes. As of March 31, 2020, the effective interest rate related to the Delek Logistics Notes was 7.23%.
Reliant Bank Revolver
Delek has an unsecured revolving credit agreement with Reliant Bank (the "Reliant Bank Revolver"). On December 16, 2019, we amended the Reliant Bank Revolver to extend the maturity date from June 28, 2020 to June 30, 2022, reduce the fixed interest rate from 4.75% to 4.50% per annum and increase the revolver commitment amount from $30.0 million to $50.0 million. There were no other significant changes to the agreement. The revolving credit agreement requires us to pay a quarterly fee of 0.50% per year on the average unused revolving commitment. As of March 31, 2020, we had $50.0 million outstanding and had no unused credit commitments under the Reliant Bank Revolver.
Promissory Notes
Delek has four notes payable (the "Promissory Notes") with various assignees of Alon Israel Oil Company, Ltd., the holder of a predecessor consolidated promissory note, which bear interest at a fixed rate of 5.50% per annum and which, collectively, require annual principal amortization payments of $25.0 million through 2020 followed by a final principal amortization payment of $20.0 million at maturity on January 4, 2021. As of March 31, 2020, a total principal amount of $20.0 million was outstanding under the Promissory Notes.
Restrictive Covenants
Under the terms of our Revolving Credit Facility, Term Loan Credit Facility, Delek Logistics Credit Facility, Delek Logistics Notes, Reliant Bank Revolver and BHI Agreement, we are required to comply with certain usual and customary financial and non-financial covenants. The terms and conditions of the Revolving Credit Facility include periodic compliance with a springing minimum fixed charge coverage ratio financial covenant if excess availability under the revolver borrowing base is below certain thresholds, as defined in the credit agreement. The Term Loan Credit Facility does not have any financial maintenance covenants. We believe we were in compliance with all covenant requirements under each of our credit facilities as of March 31, 2020.
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

Note 9 - Derivative Instruments
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
We primarily utilize commodity swaps, futures, forward contracts and options contracts, generally with maturity dates of three years or less, and from time to time interest rate swap or cap agreements, to achieve these objectives. Futures contracts are standardized agreements, traded on a futures exchange, to buy or sell the commodity at a predetermined price at a specified future date. Options provide the right, but not the obligation to buy or sell the commodity at a specified price in the future. Commodity swap and futures contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date, and options require payment of an upfront premium. Because these derivatives are entered into to achieve objectives specifically related to our inventory and production risks, such gains and losses (to the extent not designated as accounting hedges and recognized on an unrealized basis in other comprehensive income) are recognized in cost of materials and other.
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales pursuant to ASC 815 and are not accounted for as derivative instruments. Rather, such forward contracts are accounted for under other applicable GAAP. Forward contracts entered into for trading purposes that do not meet the normal

23 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

purchases, normal sales exception are accounted for as derivative instruments at fair value with changes in fair value recognized in earnings in the period of change. As of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and March 31, 2019, all of our forward contracts that were accounted for as derivative instruments primarily consisted of contracts related to our Canadian crude trading operations. Since Canadian crude trading activity is not related to managing supply or pricing risk of the actual inventory that will be used in production, such unrealized and realized gains and losses are recognized in other operating income, net rather than cost of materials and other on the accompanying condensed consolidated statements of income.
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
As of March 31, 2020, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
In accordance with ASC 815, certain of our commodity swap contracts have been designated as cash flow hedges and the change in fair value between the execution date and the end of period has been recorded in other comprehensive income. The fair value of these contracts is recognized in income in the same financial statement line item as hedged transaction at the time the positions are closed and the hedged transactions are recognized in income.
The following table presents the fair value of our derivative instruments as of March 31, 2020 and December 31, 2019. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 10 for further information regarding the fair value of derivative instruments (in millions).

		March 31, 2020		December 31, 2019
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives(1)	Other current assets	$2,159.2	$(2,087.9)	$188.9	$(202.1)
Commodity derivatives(1)	Other current liabilities	244.1	(275.7)	24.4	(34.0)
Commodity derivatives(1)	Other long-term assets	152.8	(149.6)	—	—
Commodity derivatives(1)	Other long-term liabilities	23.3	(24.4)	23.4	(24.8)
RIN commitment contracts(2)	Other current assets	2.2	—	0.6	—
RIN commitment contracts(2)	Other current liabilities	—	(1.7)	—	(1.9)

Derivatives designated as hedging instruments:
Commodity derivatives (1)	Other current assets	7.3	(5.2)	3.4	(2.0)
Commodity derivatives (1)	Other current liabilities	4.5	(3.2)	—	—
Commodity derivatives (1)	Other long-term assets	—	—	0.2	(0.1)
Total gross fair value of derivatives		$2,593.4	$(2,547.7)	$240.9	$(264.9)
Less: Counterparty netting and cash collateral(3)		2,505.5	(2,512.5)	210.7	(249.5)
Total net fair value of derivatives		$87.9	$(35.2)	$30.2	$(15.4)

(1)
As of March 31, 2020 and December 31, 2019, we had open derivative positions representing 185,713,596 and 86,484,065 barrels, respectively, of crude oil and refined petroleum products. Of these open positions, contracts representing 450,000 and 600,000 barrels were designated as cash flow hedging instruments as of March 31, 2020 and December 31, 2019, respectively. Additionally, as of March 31, 2020 and December 31, 2019, we had open derivative positions representing 91,502,500 and 40,050,000 One Million British Thermal Units, ("MMBTU") of natural gas products, respectively.

(2)	As of March 31, 2020 and December 31, 2019, we had open RIN commitment contracts representing 86,300,000 and 147,000,000 RINs, respectively.

(3)	As of March 31, 2020 and December 31, 2019, $7.0 million and $38.8 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.
Total gains on our hedging derivatives and RIN commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions):

24 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2020	2019
Gains on commodity derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$77.2	$38.9
Losses on commodity derivatives not designated as hedging instruments recognized in other operating income (expense), net (1) (2)	—	(2.3)
Realized gains (losses) reclassified out of accumulated other comprehensive income and into cost of materials and other on commodity derivatives designated as cash flow hedging instruments	0.7	(19.1)
Total gains	$77.9	$17.5

(1)
Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $52.0 million and $(27.1) million for the three months ended March 31, 2020 and 2019, respectively. Of these amounts, approximately $37.6 million and $(5.6) million for three months ended March 31, 2020 and 2019, respectively, represent unrealized gains (losses) where the instrument has matured but where it has not cash settled as of period end, excluding the reversal of prior period settlement differences. Derivative instruments that have matured but not cash settled at the balance sheet date continue to be reflected in derivative assets or liabilities on our balance sheet.

(2)	See separate table below for disclosures about "trading derivatives."

The effect of cash flow hedge accounting on the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Gain (loss) on cash flow hedging relationships recognized in cost of materials and other:
Commodity contracts:
Hedged items	$(0.7)	$19.1
Derivative designated as hedging instruments	0.7	(19.1)
Total	$—	$—

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three months ended March 31, 2020 or 2019. Gains (losses) of $0.6 million and $(15.1) million, net of tax, on settled commodity contracts were reclassified into cost of materials and other in the condensed consolidated statements of income during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we estimate that $3.3 million of deferred gains related to commodity cash flow hedges will be reclassified into cost of materials and other over the next 12 months as a result of hedged transactions that are forecasted to occur.
Total (losses) gains on our trading physical forward contract derivatives (none of which were designated as hedging instruments) recorded in other operating income (expense), net on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Realized (losses) gains	$(1.7)	$3.9
Unrealized (losses) gains	(1.0)	2.1
Total	$(2.7)	$6.0

25 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10 - Fair Value Measurements
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
Investment commodities, which represent those commodities (generally crude oil) physically on hand as a result of trading activities with physical forward contracts, are valued using published market prices of the commodity on the applicable exchange and are, therefore, classified as Level 1. Such investment stores, included in other current assets on the condensed consolidated balance sheets, are maintained on a weighted average cost basis for determining realized gains and losses on physical sales under forward contracts, and ending balances are adjusted to fair value at each reporting date. The unrealized loss on commodity investments for the three months ended March 31, 2020 and 2019 totaled $7.9 million and $1.0 million, respectively.
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
The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of Delek's assets and liabilities that fall under the scope of ASC 825. As of and for the three months ended March 31, 2020 and 2019, we elected to account for our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. With respect to the amended and restated Supply and Offtake Agreements, such amendments being effective January 2020 for all the agreements, we apply fair value measurement as follows: (1) we determine fair value for our amended variable step-out liability based on changes in fair value related to market volatility based on a floating commodity-index price, where such obligation is categorized as Level 2 and is presented in the current or long-term portion, based on maturity of the agreement, of the Obligation under Supply and Offtake Agreements on our condensed consolidated balance sheets, and where gains (losses) related to changes in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income; and (2) we determine fair value of the short-term commodity-indexed financing facility based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2 and is presented in the current portion of the Obligation under Supply and Offtake Agreements on our condensed consolidated balance sheets, and where gains (losses) related to the change in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income. Before the January 2020 amendments, we determined the fair value for the fixed price step-out liability based on changes to interest rates reflecting changes to the interest rate risk, with obligation categorized as Level 2.

26 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$2,591.2	$—	$2,591.2
Commodity investments	4.6	—	—	4.6
RIN commitment contracts	—	2.2	—	2.2
Environmental credits obligation surplus	—	11.1	—	11.1
Total assets	4.6	2,604.5	—	2,609.1
Liabilities
Commodity derivatives	—	(2,546.0)	—	(2,546.0)
RIN commitment contracts	—	(1.7)	—	(1.7)
Environmental credits obligation deficit	—	(50.2)	—	(50.2)
J. Aron supply and offtake obligations	—	(277.4)	—	(277.4)
Total liabilities	—	(2,875.3)	—	(2,875.3)
Net assets (liabilities)	$4.6	$(270.8)	$—	$(266.2)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$240.3	$—	$240.3
Investment commodities	12.1	—	—	12.1
RIN commitment contracts	—	0.6	—	0.6
Environmental credits obligation surplus	—	16.8	—	16.8
Total assets	12.1	257.7	—	269.8
Liabilities
Commodity derivatives	—	(263.0)	—	(263.0)
RIN commitment contracts	—	(1.9)	—	(1.9)
Environmental credits obligation deficit	—	(18.5)	—	(18.5)
J. Aron supply and offtake obligations	—	(477.3)	—	(477.3)
Total liabilities	—	(760.7)	—	(760.7)
Net assets (liabilities)	$12.1	$(503.0)	$—	$(490.9)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of March 31, 2020 and December 31, 2019, $7.0 million and $38.8 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted in the financial statements with the net derivative positions with each counterparty. See Note 9 for further information regarding derivative instruments.

Note 11 - Commitments and Contingencies
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

27 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

proceedings to which we are a party will have a material adverse effect on our financial statements. Certain environmental matters that have or may result in penalties or assessments are discussed below in the "Environmental, Health and Safety" section of this note.
One of our Alon subsidiaries was the defendant in a legal action related to an easement dispute arising from a purchase of property that occurred in October 2013. In June 2019, the court found in favor of the plaintiffs and assessed damages against such subsidiary totaling $6.7 million, which is included as of March 31, 2020 in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet.
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
As of March 31, 2020, we have recorded an environmental liability of approximately $144.5 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. Approximately $8.2 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.

28 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets. There were no material releases that occurred in the first quarter of 2020 and five releases that occurred throughout the year 2019. Cleanup operations and site maintenance and remediation efforts on these and other releases are at various stages of completion. The majority of the remediation efforts for these releases are substantially completed or have received regulatory closure. With the exception of the Sulphur Springs release defined below, we expect regulatory closure in 2020 for the release sites that have not yet received it.
On October 3, 2019, a finished product release involving one of our pipelines occurred near Sulphur Springs, Texas (the "Sulphur Springs Release"). Cleanup operations and site maintenance and remediation on this release have been substantially completed where such costs incurred totaled $7.1 million during 2019. During the first quarter of 2020, we incurred approximately $0.2 million of additional costs related to final clean-up of this release. The release is currently in boom maintenance. Ground water wells for monitoring activities are expected to be installed in 2020. We expect the monitoring period to last for at least a year. We have filed suit in January 2020 against a third party contractor, seeking damages related to this release. We have not received notification that any legal action with respect to fines and penalties will be pursued by the regulatory agencies.
Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our consolidated statements of income.
Letters of Credit
As of March 31, 2020, we had in place letters of credit totaling approximately $193.6 million with various financial institutions securing obligations primarily with respect to our commodity transactions for the refining segment and certain of our insurance programs. There were no amounts drawn by beneficiaries of these letters of credit at March 31, 2020.

Note 12 - Income Taxes
Under ASC 740, Income Taxes (“ASC 740”) we used an estimated annual tax rate to record income taxes for the three months ended March 31, 2020 and March 31, 2019. Our effective tax rate was 21.3% and 22.9% for the three months ended March 31, 2020 and 2019, respectively. The difference between the effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily due to tax benefit for federal tax credits attributable to the Company’s biodiesel blending operations that were re-enacted in December 2019, and reversal of a valuation allowance for deferred tax assets in partnership investments due to changes in the future realizability of deferred tax basis differences which was reported as a discrete benefit in the quarter.
On March 27, 2020, the president of the United States signed the Coronavirus Aid Relief, and Economic Security (CARES) Act into law.  The Act includes several significant provisions for corporations, including the usage of net operating losses, interest deductions and payroll benefits.  There was not a material impact on the consolidated financial statements as of and for the three months ended March 31, 2020 as a result of the enactment.

Note 13 - Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 5 ). Transactions with our related parties were as follows for the periods presented:

	Three Months Ended March 31,
(in millions)	2020	2019
Revenues (1)	$7.7	$7.1
Cost of materials and other (2)	$9.1	$5.2

(1)	Consists primarily of asphalt sales which are recorded in corporate, other and eliminations segment.

(2)	Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

29 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 - Other Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	March 31, 2020	December 31, 2019
Short-term derivative assets (see Note 9)	$84.8	$30.2
Income and other tax receivables	74.1	61.9
RINs assets	38.9	14.5
Prepaid expenses	21.0	21.9
Biodiesel tax credit (see Note 2)	12.4	97.5
Environmental Credits Obligation surplus (see Note 10)	11.1	16.8
Note receivable - current portion, net of allowance of $3.1 million	8.7	6.2
Investment commodities	4.6	12.1
Other	6.5	7.6
Total	$262.1	$268.7

The detail of other non-current assets is as follows (in millions):

Other Non-Current Assets	March 31, 2020	December 31, 2019
Supply and Offtake receivable	$32.7	$32.7
Other equity Investments	9.4	8.9
Deferred financing costs	8.1	8.5
Note receivable - non-current portion	—	6.2
Long-term derivative assets (see Note 9)	3.2	0.1
Other	10.0	11.4
Total	$63.4	$67.8

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	March 31, 2020	December 31, 2019
Crude purchase liabilities	$79.4	$72.1
Income and other taxes payable	75.4	119.6
Environmental Credits Obligation deficit (see Note 10)	50.2	18.5
Product financing agreements	42.0	21.1
Short-term derivative liabilities (see Note 9)	34.2	14.1
Employee costs	22.2	47.6
Interest payable	11.3	8.8
Environmental liabilities (see Note 11)	8.2	8.2
Tank inspection liabilities	5.2	5.6
Accrued utilities	2.3	4.4
Other	24.3	26.8
Total	$354.7	$346.8

30 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The detail of other non-current liabilities is as follows (in millions):

Other Non-Current Liabilities	March 31, 2020	December 31, 2019
Liability for unrecognized tax benefits	$12.5	$12.1
Tank inspection liabilities	9.9	9.9
Pension and other postemployment benefit liabilities, net	4.6	5.3
Long-term derivative liabilities (see Note 9)	1.1	1.4
Other	0.6	2.2
Total	$28.7	$30.9

Note 15 - Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 and Alon USA Energy, Inc. 2005 Long-Term Incentive Plans (collectively, the "Incentive Plans")
Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $5.8 million and $4.8 million for the three months ended March 31, 2020 and 2019, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of March 31, 2020, there was $47.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.1 years.
We issued 102,895 and 244,566 shares of common stock as a result of exercised or vested equity-based awards during the three months ended March 31, 2020 and 2019, respectively. These amounts are net of 61,505 and 169,991 shares withheld to satisfy employee tax obligations related to the exercises and vestings during the three months ended March 31, 2020 and 2019, respectively.
Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") was adopted by the Delek Logistics GP, LLC board of directors in connection with the completion of Delek Logistics' initial public offering in November 2012. The LTIP is administered by the Conflicts Committee of the board of directors of Delek Logistics' general partner.

Note 16 - Shareholders' Equity
Dividends
During the three months ended March 31, 2020, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
February 24, 2020	$0.31	March 10, 2020	March 24, 2020

Stock Repurchase Program
On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases are made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. During the three months ended March 31, 2020, 58,713 shares of our common stock were repurchased for a total of $1.9 million compared to repurchases of 1,291,644 shares during the three months ended March 31, 2019 for a total of $46.2 million. As of March 31, 2020, there was $229.7 million of authorization remaining under Delek's aggregate stock repurchase program.
Stockholder Rights Plan
On March 20, 2020, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Delek’s common stock and adopted a stockholder rights plan (the “Rights Agreement”). The dividend was distributed in a non-cash transaction on March 30, 2020 to the stockholders of record on that date. The Rights initially trade with, and are inseparable from, Delek’s common stock.

31 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Once the Rights become exercisable, each Right will allow its holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (a “Preferred Share”) for $92.24, subject to adjustment (the “Exercise Price”). This portion of a Preferred Share will give the stockholder approximately the same dividend, voting and liquidation rights as would one share of Delek’s common stock. Prior to exercise, the Right does not give its holder any dividend, voting or liquidation rights.
The Rights will not be exercisable until 10 days after the public announcement that a person or group that has become an “Acquiring Person” (as defined in the Rights Agreement). The point at which these terms are met is otherwise referred to as the "Distribution Date." If a person or group becomes an Acquiring Person, all holders of Rights except the Acquiring Person may, for the Exercise Price, purchase shares of the Company’s common stock with a market value of two times the Exercise Price, based on the market price of the common stock prior to such acquisition. In addition, subject to certain conditions set forth in the Rights Agreement, the Board may extinguish the Rights. If the Company is later acquired in a merger or similar transaction after the Distribution Date, all holders of Rights except the Acquiring Person may, for the Exercise Price, purchase shares of the acquiring corporation with a market value of two times the Exercise Price, based on the market price of the acquiring corporation’s stock prior to such merger.
In the event the Company receives a fully financed, all-cash tender offer satisfying the conditions set forth in the Rights Agreement (a “Qualifying Offer”), and certain other events occur, the Rights Agreement provides a mechanism for stockholders holding more than 20% of the shares of Delek common stock then outstanding (excluding shares beneficially owned by the person making the Qualifying Offer) to demand a special meeting of the stockholders of the Company to vote on a resolution exempting such Qualifying Offer from the provisions of the Rights Agreement.
The Rights will expire on March 19, 2021, subject to a possible earlier expiration to the extent provided in the Rights Agreement.
Preferred Stock
On March 20, 2020, our Board of Directors authorized 1,000,000 shares of preferred stock with a par value of $0.01 per share as Series A Junior Participating Preferred Stock.

Note 17 - Employees
Postretirement Benefits
The net periodic (benefit) cost for our postretirement benefit plans was not material for the three months ended March 31, 2020 or 2019. Additionally, our estimated contributions to our pension plans during 2020 have not changed significantly from amounts previously disclosed in the notes to the consolidated financial statements for the year ended December 31, 2019.

Note 18 - Leases
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
As of March 31, 2020, $23.0 million of our net property, plant, and equipment balance is subject to an operating lease. This agreement does not include options for the lessee to purchase our leasing equipment, nor does it include any material residual value guarantees or material restrictive covenants. The agreement includes a one year renewal option and certain variable payment based on usage.

32 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents additional information related to our operating leases in accordance ASC 842, Leases ("ASC 842"):

	Three Months Ended March 31,
(in millions)	2020	2019
Lease Cost
Operating lease costs	$15.7	$13.5
Short-term lease costs (1)	7.6	3.6
Sublease income	(1.9)	(1.7)
Net lease costs	$21.4	$15.4

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(15.7)	$(13.5)
Leased assets obtained in exchange for new operating lease liabilities	$6.8	$—

	March 31, 2020
Weighted-average remaining lease term (years) operating leases	6.6
Weighted-average discount rate operating leases (2)	6.0%
(1) Includes an immaterial amount of variable lease cost.
(2) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

Note 19 - Subsequent Events
Dividend Declaration
On May 4, 2020, our Board of Directors voted to declare a quarterly cash dividend of $0.31 per share of our common stock, payable on June 3, 2020 to shareholders of record on May 20, 2020.
2020 Amendments to Supply and Offtake Agreements
In April 2020, we amended our three Supply and Offtake Agreements with J. Aron to extend the respective terms to December 30, 2022, with J. Aron having the sole discretion to further extend the agreements to May 30, 2025. As part of this amendment, there were changes to the underlying market index, annual fee and the crude purchase fee. See Note 7 for further discussion.
COVID-19 Pandemic and OPEC Production Disputes Subsequent Events
Subsequent to quarter end, steps taken to address the COVID-19 Pandemic and developments in the OPEC Production Disputes significantly impacted supply and demand in global oil and gas markets, causing oil prices to decline sharply, as well as other changes to the economic outlook in the near term. Such subsequent developments included but are not limited to government-imposed temporary business closures and voluntary shelter-at-home directives as well as developments in production discussions between global oil producers, and the effect thereof. Oil prices as well as demand are expected to continue to be volatile as a result of the near-term over-supply and the ongoing COVID-19 Pandemic as changes in oil inventories, industry demand and global and national economic performance are reported, and we cannot predict when prices and demand will improve and stabilize. We are currently unable to estimate the impact these events will have on our future financial position and results of operations. Accordingly, we can give no assurances that the events will not have a material adverse effect on our financial position or results of operations, and the information presented in this Quarterly Report on Form 10-Q should be considered in light of these events.
Sale of Bakersfield Non-Operating Refinery
On May 7, 2020, we sold our equity interests in Alon Bakersfield Property, Inc., an indirect wholly-owned subsidiary that owns our non-operating refinery located in Bakersfield, California, to a subsidiary of Global Clean Energy Holdings, Inc. (“GCE”), a southern California-based renewable energy company, for total cash consideration of $40 million. GCE intends to repurpose the refinery to produce renewable diesel and possibly renewable jet fuel. As part of the transaction, GCE granted a call option to Delek to acquire up to a 33 1/3% interest in the acquiring subsidiary, GCE Acquisitions, exercisable by Delek through the 90th day after GCE demonstrates commercial operations, as contractually defined.

33 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

34 |

Management's Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on February 28, 2020 (the "Annual Report on Form 10-K"). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain.
Unless otherwise noted or the context requires otherwise, the terms "we," "our," "us," "Delek" and the "Company" are used in this report to refer to Delek and its consolidated subsidiaries for all periods presented. You should read the following discussion of our financial condition and results of operations in conjunction with our historical condensed consolidated financial statements and notes thereto.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the recent outbreak COVID-19 and the actions of members of the Organization of Petroleum Exporting Countries (“OPEC”) and Russia with respect to oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:

•
volatility in our refining margins or fuel gross profit as a result of changes in the prices of crude oil, other feedstocks and refined petroleum products and the impact of the COVID-19 Pandemic on such demand;

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

•	diminishment in value of long-lived assets may result in an impairment in the carrying value of the assets on our balance sheet and a resultant loss recognized in the statement of operations;

•	general economic and business conditions affecting the southern, southwestern and western United States, particularly levels of spending related to travel and tourism;

•	volatility under our derivative instruments;

•	deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties);

•	unanticipated increases in cost or scope of, or significant delays in the completion of, our capital improvement and periodic turnaround projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels or costs;

•	changes in our ability to continue to access the credit markets;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends, loans or other cash distributions to us;

•	seasonality;

•	acts of terrorism (including cyber-terrorism) aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	future decisions by OPEC members and Russia regarding production and pricing and disputes between OPEC members and Russia regarding such;

35 |

Management's Discussion and Analysis

•	disruption, failure, or cybersecurity breaches affecting or targeting our IT systems and controls, our infrastructure, or the infrastructure of our cloud-based IT service providers;

•	changes in the cost or availability of transportation for feedstocks and refined products; and

•	other factors discussed under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and in our other filings with the SEC.
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
Executive Summary

Business Overview
We are an integrated downstream energy business focused on petroleum refining, the transportation, storage and wholesale distribution of crude oil, intermediate and refined products and convenience store retailing. Our operating segments consist of refining, logistics, and retail, and are discussed in the sections that follow.
The recent outbreak of COVID-19 and its development into a pandemic in March 2020 (the "COVID-19 Pandemic") has resulted in significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity and resulted in airlines dramatically cutting back on flights and a decrease in motor vehicle use at a time when seasonal driving patterns typically result in an increase of consumer demand for gasoline. As a result, there has also been a decline in the demand for, and thus also the market prices of, crude oil and certain of our products, particularly our refined petroleum products and most notably gasoline and jet fuel. In addition, recent events concerning the dispute over production levels between Russia and the members of OPEC, particularly Saudi Arabia, and the subsequent actions taken by such countries as a result thereof, including Saudi Arabia discounting the price of its crude oil exports (the "OPEC Production Disputes"), have exacerbated the decline in crude oil prices and have contributed to an increase in crude oil price volatility.
We have identified the following known uncertainties resulting from the COVID-19 Pandemic and the OPEC Production Disputes:

•
Significant declines and/or volatility in prices of refined products we sell and the feedstocks we purchase as well as in crack spreads resulting from the COVID-19 Pandemic and the OPEC Production Disputes could have a significant impact on our revenues, cost of sales, operating income and liquidity, as well to the carrying value of or long-lived or indefinite-lived assets;

•
A decline in the market prices of refined products and feedstocks below the carrying value in our inventory may result in the adjustment of the value of our inventories to the lower market price and a corresponding loss on the value of our inventories;

•
The decline in demand for refined product could significantly impact the demand for throughput at our refineries, unfavorably impacting operating results at our refineries, and could impact the demand for storage, which could impact our logistics segment;

•	A significant reduction or suspension in U.S. crude oil production could adversely affect our suppliers and sources of crude oil;

•	The restrictions on travel and requirements for social distancing could significantly impact the traffic at our convenience stores, particularly the demand for fuel;

•
Customers of the refining segment as well as third-party customers of the logistics segment may experience financial difficulties which could interrupt the volumes ordered by those customers and/or could impact the credit worthiness of such customers and the collectability of their outstanding receivables;

•	Equity method investees may be significantly impacted by the COVID-19 Pandemic and/or the OPEC Production Disputes, which may increase the risk of impairment of those investments;

•
While our current liquidity needs are managed by existing facilities, sources of future liquidity needs may be impacted by the volatility in the debt market and the availability and pricing of such funds as a result of the COVID-19 Pandemic and the OPEC Production Disputes; and

•
The U.S. Federal Government has enacted certain stimulus and relief measures, including the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") passed on March 27, 2020, which, among its provisions, provides companies certain income and

36 |

Management's Discussion and Analysis

payroll tax-related relief. To the extent that the provisions do not directly impact Delek in the current period or are intended to stimulate or provide relief to the greater U.S. economy and/or consumer, the impact and success of such efforts remains unknown.
Other uncertainties related to the impact of the COVID-19 Pandemic and the OPEC Production Disputes may exist that have not been identified or that are not specifically listed above, and could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. Additionally, subsequent to March 31, 2020, developments have occurred which may impact the extent to which the risk underlying these uncertainties are realized, including the April 2020 oil supply talks between global oil producers including OPEC and Russia which resulted in preliminary agreement for management of crude oil supply in the hopes of contributing to market stabilization (the "Oil Supply Talks"), as well as the U.S. Federal Government's recent passage and/or enactment of additional stimulus and relief measures. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under U.S. generally accepted accounting principles ("GAAP"), we have considered them in the preparation of our unaudited financial statements as of and for the three months ended March 31, 2020, which are included in Item 1. of this Quarterly Report on Form 10-Q.
In addition,management has and continues to actively respond to the impact of the COVID-19 Pandemic and the OPEC Production Disputes on our business. Such efforts include (but are not limited to) the following:

•	Reviewing planned production throughputs at our refineries and planning for the possibility of reductions;

•	Coordinating planned maintenance activities with possible downtime as a result of possible reductions in throughputs;

•	Searching for additional storage capacity if needed to store potential builds in crude oil or refined product inventories;

•	Reducing planned capital expenditures for 2020;

•	Suspending the share repurchase program until our internal parameters are met for resuming such repurchases;

•	Taking advantage of the income and payroll tax relief afforded to us by the CARES Act;

•	Reviewing dividend strategy to align with market changes and current economic conditions;

•	Identifying alternative financing solutions to enhance our access to sources of liquidity; and

•
Enacting other cost reduction measures across the organization, including reducing contract services, reducing overtime and reducing or eliminating non-critical travel which serves the dual purpose of also complying with recommendations made by the state and federal governments because of the COVID-19 Pandemic.

See also 'Risk Factors' in Part II, Item 1A. of this Quarterly Report on Form 10-Q for further discussion of risks associated with the COVID-19 Pandemic and the OPEC Production Disputes.

Refining Overview
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day as of March 31, 2020. A high-level summary of the refinery activities is presented below:

	Tyler, Texas refinery (the "Tyler refinery")	El Dorado, Arkansas refinery (the "El Dorado refinery")	Big Spring,Texas refinery (the "Big Spring refinery")	Krotz Springs, Louisiana refinery (the "Krotz Springs refinery")
Total Nameplate Capacity (barrels per day ("bpd"))	75,000	80,000	73,000	74,000
Primary Products	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, petroleum coke and sulfur	Gasoline, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, asphalt and sulfur	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, aromatics and sulfur	Gasoline, jet fuel, high-sulfur diesel, light cycle oil, liquefied petroleum gases, propylene and ammonium thiosulfate
Relevant Crack Spread Benchmark (1)	Gulf Coast 5-3-2	Gulf Coast 5-3-2 (2)	Gulf Coast 3-2-1 (3)	Gulf Coast 2-1-1 (4)
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

37 |

Management's Discussion and Analysis

(1)	The term "crack spread" is a measure of the difference between market prices for crude oil and refined products.

(2)
While there is variability in the crude slate and the product output at the El Dorado refinery, we compare our per barrel refined product margin to the U.S. Gulf Coast ("Gulf Coast") 5-3-2 crack spread because we believe it to be the most closely aligned benchmark.

(3)
Our Big Spring refinery is capable of processing substantial volumes of sour crude oil, which has historically cost less than intermediate, and/or substantial volumes of sweet crude oil, and therefore the West Texas Intermediate ("WTI") Cushing/ West Texas Sour ("WTS") price differential, taking into account differences in production yield, is an important measure for helping us make strategic, market-respondent production decisions.

(4)	The Krotz Springs refinery has the capability to process substantial volumes of light sweet crude oil to produce a high percentage of refined light products

Our refining segment also owns and operates three biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas, and New Albany, Mississippi.

Logistics Overview
Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and West Texas for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), where we owned a 69.1% limited partner interest (at March 31, 2020) in Delek Logistics and a 94.6% interest in the entity that owns the entire 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's pipelines and transportation business owns or leases capacity on approximately 400 miles of crude oil transportation pipelines, approximately 450 miles of refined product pipelines, an approximately 700-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 10.2 million barrels of active shell capacity. Our logistics segment owns and operates nine light product terminals and markets light products using third-party terminals. The logistics segment also has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. Additionally, on March 31, 2020, the logistics segment acquired from another of our segments approximately 200 miles of gathering and ancillary assets located in Howard, Borden and Martin Counties, Texas.

Retail Overview
Our retail segment at March 31, 2020 includes the operations of 253 owned and leased convenience store sites located primarily in Central and West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline and diesel under the DK or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and DK or Alon brand names pursuant to a license agreement with 7-Eleven, Inc. In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2021. As of March 31, 2020, we have removed the 7-Eleven brand name at 57 of our store locations. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the termination. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In connection with our retail strategic initiatives, as of March 31, 2020, we have closed or sold 46 under-performing or non-strategic store locations of which one was closed during the three months ended March 31, 2020.
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

Corporate and Other Overview
Our corporate activities, results of certain immaterial operating segments, including our asphalt terminal operations, and intercompany eliminations are reported in corporate, other and eliminations in our segment disclosures. Additionally, our corporate activities include certain of our commodity and other hedging activities.

38 |

Management's Discussion and Analysis

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
In the face of the economic impact of the COVID-19 Pandemic and the OPEC Production Disputes, our overall strategy remains unchanged and continues to be focused on the following objectives:
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
With these objectives serving as our guiding principles, we are applying the short-term measures to mitigate the impact of the COVID-19 Pandemic and the OPEC Production Disputes described in the 'Business Overview' above. And with these objectives in mind, we have achieved the following successes to date in 2020:
2020 Developments
Transactions designed to maximize shareholder return
Dividend Declaration
On May 4, 2020, Delek's Board of Directors voted to declare a quarterly cash dividend of $0.31 per share, payable on June 3, 2020, to stockholders of record on May 20, 2020. Our previous quarterly cash dividend amounts ranged between $0.27 to $0.30 per share for dividends paid throughout 2019 and was $0.31 per share for the dividend paid during the first quarter of 2020.
Share Repurchases
During the three months ended March 31, 2020, Delek repurchased 58,713 shares for an aggregate purchase price of $1.9 million under the most recent share repurchase plan which provided for repurchases of up to $500.0 million and was approved by the board on November 6, 2018. As of March 31, 2020, there remained $229.7 million available for repurchases under the most recent repurchase plan.
Transactions designed to maximize return on assets
Investment in Midstream Ventures
In July 2019, we acquired a 15% ownership interest in Wink to Webster Pipeline ("WWP"). WWP intends to construct and operate a crude oil pipeline system from Wink, Texas to Webster, Texas along with certain pipelines from Webster, Texas to other destinations in the Gulf Coast area. It is expected to span approximately 650 miles at completion. Under the agreements governing the joint venture, we must contribute our percentage interest of the applicable construction costs (including certain costs previously incurred by WWP), and it is anticipated that our capital contributions will total approximately $340 million to $380 million over the course of construction (expected to be two to three years).

39 |

Management's Discussion and Analysis

On February 21, 2020, we, through our wholly-owned direct subsidiary Delek Energy, entered into the W2W Holdings LLC ("HoldCo") Agreement with MPLX Operations LLC ("MPLX") (collectively, with its wholly-owned subsidiaries, the "WWP Project Financing Joint Venture" or the "WWP Project Financing JV"). The WWP Project Financing JV was created for the specific purpose of obtaining financing, through its wholly-owned subsidiary, W2W Finance LLC, to fund the majority of our combined capital calls resulting from and occurring during the construction period of the pipeline system under the WWP Joint Venture, and to service that debt. In connection with the arrangement, both Delek Energy and MPLX contributed their respective 15% ownership interests to the WWP Project Financing JV as collateral for and in service of the related project financing. Accordingly, distributions received from WWP through the WWP Project Financing JV will first be applied in service of the related project financing debt, with excess distributions being made to the members of the WWP Project Financing JV as provided for in the W2W Holdings LLC Agreement and as allowed under the project financing debt. The obligations of the members under the W2W Holdings LLC Agreement are guaranteed by the parents of the members of the WWP Project Financing JV (i.e., for Delek Energy, the guarantee is from Delek US Holdings, Inc.). Our investment is accounted for as an equity method investment.
See further discussion in Note 5 of our condensed consolidated financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Increased Investment in Delek Logistics
Effective March 31, 2020, Delek Logistics, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Big Spring Gathering System, located in Howard, Borden and Martin Counties, Texas, from Delek. Delek Logistics will operate and maintain the Big Spring Gathering System connecting our interests in and to certain crude oil production with the Delek Logistics' Big Spring, Texas terminal and provide gathering, transportation and other related services. The total consideration was subject to certain post-closing adjustments and was comprised of $100.0 million in cash and 5.0 million common units representing limited partner interest in Delek Logistics. The cash component of this dropdown was financed with borrowings on the DKL Credit Facility. Additionally, in March 2020, we purchased 451,822 of Delek Logistics limited partner units from a public investor for approximately $5.0 million. As a result of these transaction, our ownership in Delek Logistics' common limited partner units was increased to 70.5%. These continued investments enhance our ability to maximize the value of our logistics assets.
See further discussion in Note 4 of our condensed consolidated financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Sale of Bakersfield Non-Operating Refinery
On May 7, 2020, we sold our equity interests in Alon Bakersfield Property, Inc., an indirect wholly-owned subsidiary that owns our non-operating refinery located in Bakersfield, California, to a subsidiary of Global Clean Energy Holdings, Inc. (“GCE”), a southern California-based renewable energy company, for total cash consideration of $40 million. GCE intends to repurpose the refinery to produce renewable diesel and possibly renewable jet fuel. As part of the transaction, GCE granted a call option to Delek to acquire up to a 33 1/3% interest in the acquiring subsidiary, GCE Acquisitions, exercisable by Delek through the 90th day after GCE demonstrates commercial operations, as contractually defined.
See Note 19 of our condensed consolidated financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Transactions designed to minimize the cost of capital/manage financial risk exposures
2020 Amendments to Supply and Offtake Agreements
In January 2020, we amended and restated our three Supply and Offtake Agreements with J. Aron which applies to the El Dorado refinery, the Big Spring refinery and the Krotz Springs refinery so that the repurchase of Baseline Volumes at the end of the Supply and Offtake Agreement term (representing the "Baseline Step-Out Liability" or, collectively, the "Baseline Step-Out Liabilities") will be based on market-indexed price subject to commodity price risk with corresponding changes to underlying market-based indices and certain differentials. The amendments resulted in Baseline Step-Out Liabilities for which the fair value is no longer subject to interest rate risk but is now subject to commodity price volatility.
Subsequent to March 31, 2020, in April 2020, we further amended and restated our three Supply and Offtake Agreements with J. Aron to extend the term of each to December 30, 2022, with J. Aron having the sole discretion to further extend to May 30, 2025. As part of these amendments, there were changes to the underlying market index, annual fee and the crude purchase fee. The changes are expected to result in a more favorable effective interest rate on the inventory financing arrangement compared to what they were previously.
See further discussion in Note 7 of our condensed consolidated financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

40 |

Management's Discussion and Analysis

Market Trends

Commodity Prices
Our results of operations are significantly affected by fluctuations in the prices of certain commodities, including, but not limited to, crude oil, gasoline, distillate fuel, biofuels, natural gas and electricity, among others. Historically, our profitability has been affected by commodity price volatility, specifically as it relates to the price of crude oil and refined products. We have significant sources of WTI Midland crude because of our gathering system, and so accordingly favorable pricing of WTI Midland crude compared to other WTI crude can favorably impact our cost of materials and other and therefore our margins compared to other refiners.
The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods in 2019 and for the first quarterly period in 2020. As shown in the historical graph, WTI Midland crude prices have generally been favorable as compared to WTI Cushing, though that trend has reversed slightly in the fourth quarter 2019.

Crack Spreads
Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks and crude oil and refined products. Generally, crack spreads represent the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel.
The table below reflects the quarterly average Gulf Coast 5-3-2, 3-2-1 and 2-1-1 crack spreads for each of the quarterly periods in 2019 and for the first quarterly period in 2020. As the chart illustrates, the 3-2-1 crack spread has consistently outperformed the 5-3-2 and the 2-1-1 crack spreads. In such conditions, things being equal (i.e., near-capacity throughputs and no significant outages), our Big Spring refinery, whose benchmark is the 3-2-1 crack spread, should outperform our other refineries in terms of refining margin.

41 |

Management's Discussion and Analysis

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
The charts below illustrate the quarterly average prices of Gulf Coast Gasoline, U.S. High Sulfur Diesel and U.S. Ultra Low Sulfur Diesel for each of the quarterly periods in 2019 and for the first quarterly period in 2020.

Crude Pricing Differentials
As U.S. crude oil production has increased, we have seen the discount for WTI Cushing compared to Brent, a global benchmark crude, widen. This generally leads to higher margins in our refineries, as refined product prices are influenced by Brent crude prices and the majority of our crude supply is WTI-linked. As these discounts shrink or, as in the case of the WTI Midland/WTI Cushing differential, become a premium, without taking into account changes in inventory, as they did at the end of 2019, our reliance on WTI-linked crude pricing, and specifically WTI Midland crude can negatively impact our results. Conversely, as these price discounts increase, so does our competitive advantage, created by our access to WTI-linked crude oil pricing, and specifically WTI Midland crude sources through our gathering systems.
The chart below illustrates the differentials of both Brent crude oil and WTI Midland crude oil as compared to WTI Cushing crude oil as well as WTI Cushing as compared to Louisiana Light Sweet crude oil ("LLS") for each of the quarterly periods in 2019 and for the first quarterly period in 2020.

42 |

Management's Discussion and Analysis

RIN Volatility
Environmental regulations continue to affect our margins in the form of volatility in the cost of renewable identification numbers ("RINs"). On a consolidated basis, we work to balance the cost of our credits for commitments required by the EPA to blend biofuels into fuel products ("RINs Obligation") in order to minimize the effect of RINs on our results. While we generate RINs in both our refining and logistics segments through our ethanol blending and biodiesel production, our refining segment needs to purchase additional RINs to satisfy its obligations. As a result, increases in the price of RINs generally adversely affect our results of operations. It is not possible at this time to predict with certainty what future volumes or costs may be, but given the volatile price of RINs, the cost of purchasing sufficient RINs could have an adverse impact on our results of operations if we are unable to recover those costs in the price of our refined products. The chart below illustrates the volatility in RINs prices over several quarterly periods, beginning with the first quarter of 2019 through the first quarter of 2020.

43 |

Management's Discussion and Analysis

Contractual Obligations
There have been no material changes to our contractual obligations and commercial commitments during the three months ended March 31, 2020, from those disclosed in our Annual Report on Form 10-K.
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments or estimates. Based on this definition and as further described in our 2019 Annual Report on Form 10-K, we believe our critical accounting policies include the following: (i) estimating our quarterly inventory adjustments using the last-in, first-out valuation method for the Tyler refinery, (ii) evaluating impairment for property, plant and equipment and definite life intangibles, (iii) evaluating potential impairment of goodwill, (iv) estimating environmental expenditures, and (v) estimating asset retirement obligations.
During the three months ended March 31, 2020, we updated our critical accounting policies to include accounting policies that have become critical as a result of new transactions. Accordingly, we are adding a critical accounting policy related to evaluating variable interest entities to reflect the significant judgment that is involved when determining whether an entity is a variable interest entity ("VIE") and evaluating whether we are the primary beneficiary in connection with our new investment in W2W Holdings LLC. See Note 5 of the condensed consolidated financial statements in Item 1, Financial Statements for discussion of our investment in W2W Holdings LLC and the related accounting treatment.
Evaluation of Variable Interest Entities
Our consolidated financial statements include the financial statements of our subsidiaries and VIEs, of which we are the primary beneficiary. We evaluate all legal entities in which we hold an ownership or other pecuniary interest to determine if the entity is a VIE. Variable interests can be contractual, ownership or other pecuniary interests in an entity that change with changes in the fair value of the VIE’s assets. If we are not the primary beneficiary, the general partner or another limited partner may consolidate the VIE, and we record the investment as an equity method investment. Significant judgment is exercised in determining that a legal entity is a VIE and in evaluating whether we are the primary beneficiary in a VIE. Generally, the primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the right to receive benefits or obligation to absorb losses that could be potentially significant to the VIE. We evaluate the entity’s need for continuing financial support; the equity holder’s lack of a controlling financial interest; and/or if an equity holder’s voting interests are disproportionate to its obligation to absorb expected losses or receive residual returns. We evaluate our interests in a VIE to determine whether we are the primary beneficiary. We use a primarily qualitative analysis to determine if we are deemed to have a controlling financial interest in the VIE, either on a standalone basis or as part of a related party group. We continually monitor our interests in legal entities for changes in the design or activities of an entity and changes in our interests, including our status as the primary beneficiary to determine if the changes require us to revise our previous conclusions.
Additionally, due to the economic and industry impact of the COVID-19 Pandemic and the OPEC Production Disputes, we also modified the application of certain of our critical accounting policies during and as of the three months ended March 31, 2020 as follows:
Goodwill and Potential Impairment
Our annual goodwill impairment analysis is performed during the fourth quarter of each year. Under ASC 350, Intangibles - Goodwill and Other, goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
We have identified two significant events that arose during the three months ended March 31, 2020 that adversely affected the global economy and the oil and gas industry. These two events are the COVID-19 Pandemic and the OPEC Production Disputes (previously defined), both of which had the secondary effect of impacting prices of crude oil and refined products as well as supply and demand for crude oil and refined products, and triggered several identified uncertainties, as discussed in the 'Business Overview' section of Management's Discussion and Analysis. Our assessment was performed based on the events that had occurred through March 31, 2020 and excluded developments that occurred in the subsequent period, including but not limited to government-imposed temporary business closures and voluntary shelter-at-home directives as well as developments in production discussions between global oil producers, and the effect thereof. In order to determine whether these events, including the developments around such events that had occurred through March 31, 2020 and our assumptions about future periods based on those events and related developments, would more likely than not reduce the fair value of a reporting unit below its carrying amount, we performed certain analyses on the most significant inputs in our valuation model to evaluate the impact of these events on the fair value of our reporting units. This included sensitivity analysis and stress testing on certain of our inputs to our valuation model, including the weighted-average cost of capital, the throughput volume, and the crack spread, which is based on the crude and refined product markets. Based on our analyses (which, as noted above, were based on the conditions and events that had occurred as of March 31, 2020), we determined that there is not an indicator that fair value is more likely than not to have declined below carrying value as of March 31, 2020.

44 |

Management's Discussion and Analysis

Additionally, because conditions and events are rapidly changing, we continue to monitor developments with these events and their impact on our valuation. However, there is uncertainty in and around the impact of the COVID-19 Pandemic and the OPEC Production Disputes that have not yet occurred or for existing conditions and events that may have future ramifications that cannot yet be anticipated. Continued or sustained adverse change to these factors may result in potential future impairment of some or all of our goodwill balance.
Other than as described above, for all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K. See Note 1 of the condensed consolidated financial statements in Item 1, Financial Statements for discussion of updates to our accounting policies.
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
Non-GAAP Reconciliations
The following table provides a reconciliation of refining margin to the most directly comparable U.S.GAAP measure, gross margin:
Reconciliation of refining margin to gross margin

Refining Segment
	Three Months Ended March 31,
	2020	2019
Net revenues	$1,727.9	$2,092.0
Cost of sales	2,055.5	1,821.2
Gross margin	(327.6)	270.8
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	111.7	121.0
Depreciation and amortization	37.2	31.1
Refining margin	$(178.7)	$422.9

45 |

Management's Discussion and Analysis

Summary Financial and Other Information
The following table provides summary financial data for Delek:
Statement of Operations Data (in millions)

Consolidated
	Three Months Ended March 31,
	2020	2019
Net revenues	$1,821.2	$2,199.9
Total operating costs and expenses	2,182.7	1,977.5
Operating income	(361.5)	222.4
Total non-operating expenses, net	28.6	22.2
(Loss) income before income tax (benefit) expense	(390.1)	200.2
Income tax (benefit) expense	(83.1)	45.8
Net (loss) income	(307.0)	154.4
Net income attributed to non-controlling interests	7.4	5.1
Net (loss) income attributable to Delek	$(314.4)	$149.3

We report operating results in three reportable segments:

•	Refining

•	Logistics

•	Retail
Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin which is defined as net revenues less costs of materials and other and operating expenses, excluding depreciation and amortization.

46 |

Management's Discussion and Analysis

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2020 versus the Three Months Ended March 31, 2019
Net Loss
Consolidated net loss for the first quarter of 2020 was $307.0 million compared to a net income of $154.4 million for the first quarter of 2019. Consolidated net loss attributable to Delek for the first quarter of March 31, 2020 was $314.4 million, or $(4.28) per basic share, compared to a net income of $149.3 million, or $1.92 per basic share, for the first quarter 2019. Explanations for significant drivers impacting net loss as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
In the first quarters of 2020 and 2019, we generated net revenues of $1,821.2 million and $2,199.9 million, respectively, a decrease of $378.7 million, or 17.2%. The decrease in net revenues was primarily driven by the following factors:

•
in our refining segment, decreased sales volumes partially due to turnaround activities at our Big Spring refinery and decreases in the average price of U.S. Gulf Coast gasoline of 17.8%, ultra-low sulfur diesel of 21.8%, and high-sulfur diesel of 22.3%; and

•
in our retail segment, decreases in fuel sales volumes and merchandise sales partially attributable to reduction in the average number of stores, as well as a $0.03 decrease in average price charged per gallon quarter over quarter.

Such decreases were partially offset by:

•
in our logistics segment, increased volumes sold in West Texas marketing operations, increased rates and change in fee structure for Paline pipeline, and increased throughputs at our SALA gathering system and Magnolia pipeline.

Cost of Materials and Other
Cost of materials and other was $1,910.6 million for the first quarter of 2020 compared to $1,699.4 million for the first quarter of 2019, an increase of $211.2 million, or 12.4%. The net increase in cost of materials and other was primarily driven by the following:

•
a narrowing of crude oil differentials during the first quarter where the Midland WTI crude oil differential to Brent crude oil was an average discount of $5.31 per barrel compared to $10.13 per barrel in the prior-year period, and the WTI Midland to WTI Cushing discount averaged $0.06 per barrel in the first quarter 2020 compared to a discount of $1.17 per barrel in the prior-year period;

•
the net reversal (expense) benefit of $(280.8) million related to inventory valuation reserves recognized during the first quarter of 2020 compared to $52.1 million recognized during the first quarter of 2019;

•	increases in ethanol RIN prices which averaged $0.47 per RIN in first quarter 2020 compared to $0.20 per RIN in the prior-year period; and

•	increases in the volume of refined products in the logistics segment were partially offset by decreases in the average cost per gallon of gasoline and diesel purchased.
Such increases were partially offset by the following:

•
decreases in volume partially due to turnaround activities at Big Spring refinery and cost of crude oil feedstocks at the refineries, including a decrease in the cost of WTI Cushing crude oil from an average of $54.87 per barrel to an average of $45.57;

•	an increase in hedging gains to $77.9 million recognized during the first quarter of 2020 from $19.8 million recognized during the first quarter of 2019; and

•	a decrease in retail fuel cost of materials and other attributable to a reduction in number of stores and a decrease in average cost per gallon of $0.14.

Operating Expenses
Operating expenses were $154.5 million for the first quarter of 2020 compared to $166.7 million for the first quarter of 2019, a decrease of $12.2 million, or 7.3%. The decrease in operating expenses was primarily driven by the following:

•	decreases in the refining segment related to lower employee, utilities and maintenance costs;

•	decrease in outside service costs across all segments; and

•	decrease in retail operating expenses due to reduction in number of stores.

47 |

Management's Discussion and Analysis

General and Administrative Expenses
General and administrative expenses were $65.7 million for the first quarter of 2020 compared to $62.2 million for the first quarter of 2019, an increase of $3.5 million, or 5.6%. The increase in general and administrative expense was primarily driven by the following:

•	an increase in employee, insurance and subscriptions costs driven by increased headcount in corporate and other.
Such increases were partially offset by a decrease in contract services.

Depreciation and Amortization
Depreciation and amortization (included in both cost of sales and other operating expenses) was $52.6 million for the first quarter of 2020 compared to $46.8 million for the first quarter of 2019, an increase of $5.8 million, or 12.4%.

Other Operating Income, Net
Other operating income, net increased by $3.1 million in the first quarter of 2020 to income of $0.7 million compared to expense of $2.4 million in the first quarter of 2019.

Non-operating Expenses, Net
Interest Expense
Interest expense increased by $7.6 million, or 26.5%, to $36.3 million in the first quarter of 2020 compared to $28.7 million in the first quarter of 2019, primarily driven by the following:

•
an increase in net average borrowings outstanding (including the obligations under the Supply and Offtake Agreements which have an associated interest charge) of approximately $373.7 million in the first quarter of 2020 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the first quarter of 2019, and an increase in the average effective interest rate of 0.41% in the first quarter of 2020 compared to the first quarter of 2019 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding).

Results from Equity Method Investments
We recognized income of $5.1 million from equity method investments during the first quarter of 2020, compared to $2.6 million for the first quarter of 2019, an increase of $2.5 million. This increase was primarily driven by the following:

•	the addition of the Red River Joint Venture in May 2019 which contributed income of $1.8 million in the first quarter of 2020; and

•	an increase in income from our other logistics joint ventures from $2.0 million in the first quarter of 2019 to $3.8 million in the first quarter of 2020.
Such increases were partially offset by losses attributable to our investment in WWP and the WWP Project Financing JV, which is still in the construction period.
Other
Other income decreased $0.5 million, to $0.9 million in first quarter of 2019 compared to $1.4 million in the first quarter of 2020.

Income Taxes
Income tax expense decreased by $128.9 million in the first quarter of 2020 compared to the first quarter of 2019, primarily driven by the following:

•	pre-tax loss of $390.1 million in the first quarter of 2020, as compared to pre-tax income of $200.2 million for the first quarter of 2019; and

•	a decrease in our effective tax rate which was 21.3% for the first quarter of 2020, compared to 22.9% for the first quarter of 2019 primarily due to the following:

◦	reversal of a valuation allowance attributable to book-tax basis differences in partnership investments reported as a discrete benefit for the quarter; and

◦	offsetting impact of tax expense for permanent differences due to application of the estimated annual tax rate to year-to-date loss for the quarter.

48 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

Refining Segment Margins
	Three Months Ended March 31,
	2020	2019
Net revenues	$1,727.9	$2,092.0
Cost of materials and other	1,906.6	1,669.1
Refining margin	(178.7)	422.9
Operating expenses (excluding depreciation and amortization)	111.7	121.0
Contribution margin	$(290.4)	$301.9

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
The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refineries depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include operating costs (particularly the cost of natural gas used for fuel and the cost of electricity), seasonal factors, refinery utilization rates and planned or unplanned maintenance activities or turnarounds. Moreover, while the fluctuations in the cost of crude oil are typically reflected in the prices of light refined products, such as gasoline and diesel fuel, the price of other residual products, such as asphalt, coke, carbon black oil and liquefied petroleum gas ("LPG") are less likely to move in parallel with crude cost. This could cause additional pressure on our realized margin during periods of rising or falling crude oil prices.
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

49 |

Management's Discussion and Analysis

Refinery Statistics
	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Tyler, TX Refinery
Days in period	91	90
Total sales volume - refined product (average barrels per day)(1)	74,981	70,028
Products manufactured (average barrels per day):
Gasoline	40,041	39,341
Diesel/Jet	27,403	27,383
Petrochemicals, LPG, natural gas liquids ("NGLs")	1,992	2,056
Other	1,242	1,166
Total production	70,678	69,946
Throughput (average barrels per day):
Crude Oil	65,966	64,479
Other feedstocks	5,741	6,471
Total throughput	71,707	70,950
Per barrel of refined product sales:
Tyler refining margin	(21.51)	$22.26
Direct operating expenses	3.73	$4.70
Crude Slate: (% based on amount received in period)
WTI crude oil	92.6%	89.6%
East Texas crude oil	7.4%	9.1%
Other	—%	1.3%

El Dorado, AR Refinery
Days in period	91	90
Total sales volume - refined product (average barrels per day)(1)	77,551	52,440
Products manufactured (average barrels per day):
Gasoline	36,407	20,490
Diesel	27,637	15,451
Petrochemicals, LPG, NGLs	2,061	806
Asphalt	6,641	4,825
Other	972	639
Total production	73,718	42,211
Throughput (average barrels per day):
Crude Oil	71,621	41,112
Other feedstocks	2,643	2,192
Total throughput	74,265	43,304
Per barrel of refined product sales:
El Dorado refining margin	$(8.45)	$13.45
Direct operating expenses	$4.42	$6.69
Crude Slate: (% based on amount received in period)
WTI crude oil	34.4%	41.3%
Local Arkansas crude oil	19.2%	27.7%
Other	46.4%	31.0%

50 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Big Spring, TX Refinery
Days in period	91	90
Total sales volume - refined product (average barrels per day) (1)	38,086	81,849
Products manufactured (average barrels per day):
Gasoline	14,607	38,900
Diesel/Jet	9,796	28,359
Petrochemicals, LPG, NGLs	1,381	3,848
Asphalt	850	1,512
Other	480	1,237
Total production	27,114	73,856
Throughput (average barrels per day):
Crude oil	29,905	72,329
Other feedstocks	(1,327)	1,890
Total throughput	28,579	74,219
Per barrel of refined product sales:
Big Spring refining margin	$(12.60)	$18.16
Direct operating expenses	$7.37	$3.81
Crude Slate: (% based on amount received in period)
WTI crude oil	56.3%	79.5%
WTS crude oil	43.7%	20.5%

Krotz Springs, LA Refinery
Days in period	91	90
Total sales volume - refined product (average barrels per day) (1)	81,016	78,231
Products manufactured (average barrels per day):
Gasoline	29,933	38,062
Diesel/Jet	30,932	30,391
Heavy Oils	731	1,090
Petrochemicals, LPG, NGLs	3,006	7,269
Other	—	105
Total production	64,602	76,917
Throughput (average barrels per day):
Crude Oil	72,481	72,330
Other feedstocks	(8,383)	3,166
Total throughput	64,098	75,496
Per barrel of refined product sales:
Krotz Springs refining margin	$(1.49)	$11.95
Direct operating expenses	$3.43	$3.89
Crude Slate: (% based on amount received in period)
WTI Crude	66.1%	65.0%
Gulf Coast Sweet Crude	33.9%	35.0%

(1)	Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.

51 |

Management's Discussion and Analysis

Included in the refinery statistics above are the following inter-refinery and sales to other segments:

Inter-refinery Sales
	Three Months Ended March 31,
(in barrels per day)	2020	2019
	(Unaudited)

Tyler refined product sales to other Delek refineries	763	197
El Dorado refined product sales to other Delek refineries	1,466	847
Big Spring refined product sales to other Delek refineries	1,025	1,296
Krotz Springs refined product sales to other Delek refineries	293	797

Refinery Sales to Other Segments
	Three Months Ended March 31,
(in barrels per day)	2020	2019
	(Unaudited)

Tyler refined product sales to other Delek segments	3,207	540
El Dorado refined product sales to other Delek segments	328	253
Big Spring refined product sales to other Delek segments	25,112	26,862

Pricing Statistics (average for the period presented)
	Three Months Ended March 31,
	2020	2019
	(Unaudited)

WTI — Cushing crude oil (per barrel)	$45.57	$54.87
WTI — Midland crude oil (per barrel)	$45.51	$53.70
WTS -- Midland crude oil (per barrel) (1)	$44.99	$53.93
LLS (per barrel) (1)	$47.63	$62.36
Brent crude oil (per barrel)	$50.82	$63.83

U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$8.76	$13.02
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$11.41	$15.18
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$8.12	$7.33

U.S. Gulf Coast Unleaded Gasoline (per gallon)	$1.25	$1.52
Gulf Coast Ultra low sulfur diesel (per gallon)	$1.47	$1.88
U.S. Gulf Coast high sulfur diesel (per gallon)	$1.36	$1.75
Natural gas (per MMBTU) (2)	$1.87	$2.87

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

(2)	One Million British Thermal Units ("MMBTU").

52 |

Management's Discussion and Analysis

Refining Segment Operational Comparison of the Three Months Ended March 31, 2020 versus the Three Months Ended March 31, 2019
Net Revenues
Net revenues for the refining segment decreased by $364.1 million, or 17.4%, in the first quarter of 2020 compared to the first quarter of 2019, primarily driven by the following:

•	decreases in the average price of U.S. Gulf Coast gasoline of 17.8%, ULSD of 21.8%, and HSD of 22.3%; and

•
decreases in sales volume of refined product totaling 0.7 million barrels partially due to scheduled turnaround activities at our Big Spring refinery,and a 0.8 million barrel decrease in purchased product sales.

Net revenues included sales to our retail segment of $68.6 million and $90.2 million, and sales to our logistics segment of $80.7 million and $79.5 million. Also included was a reduction in sales to our other segment of $9.3 million and sales of $14.9 million for the three months ended March 31, 2020 and March 31, 2019, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Cost of materials and other increased by $237.5 million, or 14.2%, in the first quarter of 2020 compared to the first quarter of 2019, primarily driven by the following:

•
the net reversal (expense) benefit of $(277.8) million related to inventory valuation reserves recognized during the first quarter of 2020 compared to $52.2 million recognized during the first quarter of 2019; and

•	increases in RIN expense, where ethanol RIN prices from an average of $0.47 per RIN in first quarter 2020 compared to $0.20 per RIN in the prior year period.
These increases were partially offset by the following:

•	an increase in hedging gains to $80.4 million recognized during the first quarter of 2020 from $18.6 million recognized during the first quarter of 2019;

•	decreases in the cost of WTI Cushing crude oil, from an average of $54.87 per barrel to an average of $45.57, or 16.95%; and

•	decreases in the cost of WTI Midland crude oil, from an average of $53.70 per barrel to an average of $45.51, or 15.3%.

53 |

Management's Discussion and Analysis

Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $96.7 million and $52.2 million during the first quarters of 2020 and 2019, respectively. We eliminate these intercompany fees in consolidation.

Refining Margin
Refining margin decreased by $601.6 million, or 142.3%, in the first quarter of 2020 compared to the first quarter of 2019, primarily driven by the following:

•
a narrowing of the average WTI Cushing crude oil differential to WTS crude oil to $0.58 per barrel during the first quarter of 2020 compared to $0.94 during the first quarter of 2019 and narrowing of the average WTI Midland crude oil differential to WTI Cushing crude oil to $0.06 per barrel during the first quarter of 2020 compared to $1.17 during the first quarter of 2019; and

•
a narrowing of the discount between WTI Midland crude oil and Brent crude oil where, during the first quarter of 2020, the WTI Midland crude oil differential to Brent crude oil was an average discount of $5.31 per barrel compared to $10.13 per barrel during the first quarter of 2019;

•	a 32.72% decline in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery);

•	a 24.84% decline in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery); and

•	an increase in inventory valuation reserve of during the first quarter of 2020 compared to prior year period.
These decreases were partially offset by the following:

•	an increase in hedging gains to $80.4 million recognized during the first quarter of 2020 from $18.6 million recognized during the first quarter of 2019; and

•	a 10.78% improvement in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery).

54 |

Management's Discussion and Analysis

Operating Expenses
Operating expenses decreased by $9.3 million, or 7.7%, in the first quarter of 2020 compared to the first quarter of 2019, primarily driven by the following:

•	decreases in employee related costs primarily related to decrease in incentive plan and workforce optimization to reduce overtime rates;

•	decreases in utilities and catalyst costs, primarily at our Big Spring refinery related to reduced throughput due to turnaround; and

•	decreases in contractor and materials costs partially due to cost reduction measures taken in the first quarter of 2020.

Contribution Margin
Contribution margin decreased by $592.3 million, or a 31.2% reduction in contribution margin percentage, in the first quarter of 2020 compared to the first quarter of 2019, primarily driven by the following:

•	the decline of the Midland WTI crude oil differential to Brent crude oil compared to the prior-year period;

•	reduced performance at our Big Spring refinery due to turnaround;

55 |

Management's Discussion and Analysis

•
a 32.72% decline in the 5-3-2 crack spread (the primary measure for the Tyler and El Dorado refineries) and a 24.84% decline in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery);

•	an increase in inventory valuation reserve of during the first quarter of 2020 compared to prior year period; and

•	a narrowing of the discount between WTI Cushing and WTS crude oil compared to the first quarter of 2019.
These decreases were partially offset by the following:

•	an increase in hedging gains during the first quarter of 2020 compared to prior year period;

•	a 10.78% improvement in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery); and

•	decreases in operating expenses across all refineries.

56 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Logistics Contribution Margin and Operating Information
	Three Months Ended March 31,
	2020	2019
Net revenues	$163.4	$152.5
Cost of materials and other	101.3	96.3
Operating expenses (excluding depreciation and amortization)	14.8	16.1
Contribution margin	$47.3	$40.1
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	72,650	68,577
Big Spring wholesale marketing throughputs (average bpd)	66,386	87,741
West Texas wholesale marketing throughputs (average bpd)	16,081	13,314
West Texas wholesale marketing margin per barrel	$2.70	$3.56
Terminalling throughputs (average bpd) (2)	135,329	152,469
Throughputs (average bpd):
Lion Pipeline System:
Crude pipelines (non-gathered)	55,471	28,683
Refined products pipelines to Enterprise Systems	54,106	23,092
SALA Gathering System	34,906	16,998
East Texas Crude Logistics System	14,174	18,113

(1)	Excludes jet fuel and petroleum coke.

(2)	Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, El Dorado and North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals.

Logistics Segment Operational Comparison of the Three Months Ended March 31, 2020 versus the Three Months Ended March 31, 2019
Net Revenues
Net revenues increased by $10.9 million, or 7.1%, in the first quarter of 2020 compared to the first quarter of 2019, primarily driven by the following:

•	increases in the average volumes sold partially offset by decreases in the average sales prices per gallon of gasoline and diesel in our West Texas marketing operations.

◦	the average volumes of gasoline sold increased 13.3 million gallons, partially offset by a 1.3 million decrease of diesel gallons sold.

◦	the average sales prices per gallon of gasoline and diesel sold decreased $0.12 per gallon and $0.37 per gallon, respectively.

•
increased revenues associated with our Paline Pipeline as a result of increased rates and a change in the fee structure from the three months ended March 31, 2019, during which the capacity of the Paline Pipeline was contracted to separate parties for a monthly fee, compared to the three months ended March 31, 2020, during which the pipeline was subject to a FERC tariff; and

•	increased revenues at our SALA Gathering and Magnolia Pipeline as result of increased throughput during the three months ended March 31, 2020 when compared to the three months ended March 31, 2019.
Net revenues included sales to our refining segment of $105.7 million and $61.1 million for the three months ended March 31, 2020 and March 31, 2019, respectively, and sales to our other segment of $0.9 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively. We eliminate this intercompany revenue in consolidation.

57 |

Management's Discussion and Analysis

Cost of Materials and Other
Cost of materials and other for the logistics segment increased $5.0 million, or 5.2%, in the first quarter of 2020 compared to the first quarter of 2019. This increase was primarily driven by the following:

•	increases in the average volumes sold, partially offset by decreases in the average cost per gallon of gasoline and diesel sold in our West Texas marketing operations.

◦	the average volumes of gasoline and diesel sold increased 13.3 million gallons, partially offset by 1.3 million decrease of diesel gallons sold.

◦	the average cost per gallon of gasoline and diesel sold decreased $0.10 per gallon and $0.30 per gallon, respectively.

•	inventory net realizable value charge amounting to $2.9 million due to $0.92 per barrel markdown on inventory; and

•	an increase in hedging gains to $3.1 million recognized during the first quarter of 2020 from a loss of $1.0 million recognized during the first quarter of 2019.
Our logistics segment purchased product from our refining segment of $80.7 million and $79.5 million for the three months ended March 31, 2020 and March 31, 2019, respectively. We eliminate these intercompany costs in consolidation.

Operating Expenses
Operating expenses decreased by $1.3 million, or 8.1%, in the first quarter of 2020 compared to the first quarter of 2019, driven by the following:

•	lower operating costs associated with allocated contract services pertaining to certain of our assets; and

58 |

Management's Discussion and Analysis

•	decrease in utilities expense.
These decreases were partially offset by:

•	higher employee costs allocated to us as a result of an increase in allocated employee headcount in various operational groups as the Partnership continues to experience growth.

Contribution Margin
Contribution margin increased by $7.2 million, or 18.0%, in the first quarter of 2020 compared to the first quarter of 2019, primarily driven by the following:

•	increases in revenues associated with Paline Pipeline, SALA Gathering system and West Texas Marketing operations;

•	decreases in operating expenses; and

•	increase in hedging gains.
Such increases were partially offset by the following:

•	decrease in gross margin of $0.86 per barrel of our gasoline and diesel sold in our West Texas marketing operations.

59 |

Management's Discussion and Analysis

Retail Segment
The table below sets forth certain information concerning our retail segment operations (gross sales $ in millions):

Retail Contribution Margins
	Three Months Ended March 31,
	2020	2019
Net revenues	$178.6	$197.2
Cost of materials and other	144.1	163.4
Operating expenses (excluding depreciation and amortization)	22.2	23.6
Contribution margin	$12.3	$10.2

Operating Information
Number of stores (end of period)	253	281
Average number of stores	253	281
Average number of fuel stores	248	271
Retail fuel sales	$106.9	$121.9
Retail fuel sales (thousands of gallons)	47,959	53,890
Average retail gallons sold per average number of fuel stores (in thousands)	194	199
Average retail sales price per gallon sold	$2.23	$2.26
Retail fuel margin ($ per gallon) (1)	$0.307	$0.194
Merchandise sales (in millions)	$71.7	$75.3
Merchandise sales per average number of stores (in millions)	$0.3	$0.3
Merchandise margin %	31.6%	31.0%

Same-Store Comparison (2)
	Three Months Ended March 31,
	2020	2019
Change in same-store fuel gallons sold	(8.2)%	4.1%
Change in same-store merchandise sales	1.7%	0.8%

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

Retail Segment Operational Comparison of the Three Months Ended March 31, 2020 versus the Three Months Ended March 31, 2019
Net Revenue
Net revenues for the retail segment decreased by $18.6 million, or 9.4%, in the first quarter of 2020 compared to the first quarter of 2019, primarily driven by the following:

•	total fuel sales were $106.9 million in the first quarter of 2020 compared to $121.9 million in the first quarter of 2019, attributable to the following:

◦	$4.1 million decrease related to reduction in number of stores period over period;

◦
a decrease in total retail fuel gallons sold for the retail segment to 47,959 thousand gallons in the first quarter of 2020 compared to 53,890 thousand gallons in the first quarter of 2019 associated with the reduction in average number of stores period over period, and a same-store sales decrease in fuel volumes of 8.2%; and

◦	a $0.03 decrease in average price charged per gallon;

60 |

Management's Discussion and Analysis

•	merchandise sales were $71.7 million in the first quarter of 2020 compared to $75.3 million in the first quarter of 2019 attributable to the following:

◦	$5.8 million decrease related to reduction in number of stores; and

◦	partially offset by a same-store sales increase of 1.7%.

Cost of Materials and Other
Cost of materials and other for the retail segment decreased by $19.3 million, or 11.8%, in the first quarter of 2020 compared to the first quarter of 2019, primarily driven by the following:

•	$8.3 million decrease due to reduction in number of stores period over period; and

•	a decrease in average cost per gallon of $0.14 or 6.7% applied to fuel sales volumes that decreased period over period.
Our retail segment purchased finished product from our refining segment of $68.6 million and $90.2 million for the three months ended March 31, 2020 and March 31, 2019. We eliminate this intercompany cost in consolidation.

61 |

Management's Discussion and Analysis

Operating Expenses
Operating expenses for the retail segment decreased by $1.4 million, or 5.9% in the first quarter of 2020 compared to the first quarter of 2019. This decrease is primarily attributable to a decrease in operating costs associated with the reduction in the number of stores.

Contribution Margin
Contribution margin for the retail segment increased by $2.1 million, or 20.6%, in the first quarter of 2020 compared to the first quarter of 2019, primarily driven by a $0.113 per gallon improvement in the retail fuel margin and a slight increase in merchandise margin.

62 |

Management's Discussion and Analysis

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are

•	cash generated from our operating activities;

•	borrowings under our debt facilities; and

•	potential issuances of additional equity and debt securities.
Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends and operational capital expenditures and expect the same in the foreseeable future. Other funding sources including issuance of equity and debt securities have been utilized to meet our funding requirements and support our growth capital projects and acquisitions. In addition we have historically been able to source funding at terms that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at terms that are sustainable and profitable for the Company. However, there can be no assurances regarding the availability of any future debt or equity financings or whether such financings can be made available on terms that are acceptable to us. Nevertheless, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including the current COVID-19 Pandemic and oil prices, some of which are beyond our control.
If market conditions were to change, for instance due to the significant decline in oil prices or uncertainty created by the COVID-19 Pandemic, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be reduced.
As of March 31, 2020, we believe we were in compliance with all of our debt covenants. After considering the current and potential effect of the significant decline in oil prices and uncertainty created by the COVID-19 Pandemic on our operations, we currently expect to remain in compliance with our debt covenants.
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Three Months Ended March 31,
	2020	2019
Cash Flow Data:
Operating activities	$(154.1)	$133.4
Investing activities	(146.6)	(127.0)
Financing activities	130.3	(96.0)
Net decrease	$(170.4)	$(89.6)

Cash Flows from Operating Activities
Net cash used in operating activities was $154.1 million for the three months ended March 31, 2020, compared to cash provided by operating activities of $133.4 million for the comparable period of 2019. Cash receipts from customers and cash payments to suppliers and for salaries decreased resulting in a net $283.3 million decrease in cash from operating activities mainly due to a decline in the volume of refined product sold. Additionally, cash paid for debt interest increased by $7.1 million. This decrease was partially offset by a $3.0 million increase in cash received for dividends.
Cash Flows from Investing Activities
Net cash used in investing activities was $146.6 million for the first three months of 2020, compared to $127.0 million in the comparable period of 2019. The increase in cash flows used in investing activities was primarily due to an increase in cash purchases of property, plant and equipment which increased from $124.0 million in 2019, to $189.2 million in 2020 predominantly attributable to capital expenditures related to turnaround and other sustaining maintenance activities in our refining segment, partially offset by reduced discretionary spending in other segment. Additionally, contributing to the increase in cash used was a $22.3 million increase in equity method investment contributions in the current year, $8.2 million of which related to our interest in Red River Red River Pipeline Joint Venture and $18.9 million of which related to our interest in the WWP and WWP Project Financing JV, both of which did not exist in the comparable prior year period. Such increases in cash used were partially offset by distributions received from our WWP Project Financing JV in the amount of $69.3 million for which there was no comparable activity in the prior year period.

63 |

Cash Flows from Financing Activities
Net cash provided by financing activities was $130.3 million for the three months ended March 31, 2020, compared to net cash used of $96.0 million in the comparable 2019 period. This increase in cash provided was predominantly due to net proceeds received from long-term revolvers of $176.7 million during the three months ended March 31, 2020 compared to $4.5 million in the comparable 2019 period. Additionally contributing to this increase were a decrease in repurchases of common stock to $1.9 million for the three months ended March 31, 2020 compared to $46.2 million in the comparable 2019 period due to management suspending our share repurchase program, and an increase in net proceeds from inventory financing arrangements to $21.0 million for the three months ended March 31, 2020 compared to $6.6 million in the comparable 2019 period.
Cash Position and Indebtedness
As of March 31, 2020, our total cash and cash equivalents were $784.9 million and we had total indebtedness of approximately $2,216.9 million. The total indebtedness is net of deferred financing costs and debt discount of $7.5 million and $13.3 million, respectively. Additionally, we had letters of credit issued of approximately $193.6 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $836.7 million. We believe we were in compliance with our covenants in all debt facilities as of March 31, 2020. Our total indebtedness consisted of the following:

•	an aggregate principal amount of $100.0 million under the Revolving Credit Facility, due on March 30, 2023, with average borrowing rate of 3.50%;

•	an aggregate principal amount of $1,082.8 million under the Term Loan Credit Facility, due on March 30, 2025, with effective interest of 3.55%;

•	an aggregate principal amount of $39.9 million in outstanding borrowings under the Delek Hapoalim Term Loan, due on December 31, 2022, with effective interest of 4.43%;

•	an aggregate principal amount of $695.0 million under the Delek Logistics Credit Facility, due on September 28, 2023, with average borrowing rate of 3.70%;

•	an aggregate principal amount of $250.0 million under the Delek Logistics Notes, due in 2025, with effective interest rate of 7.23%;

•	an aggregate principal amount of $50.0 million under the Reliant Bank Revolver, due on June 30, 2022, with fixed interest rate of 4.50%; and

•	an aggregate principal amount of $20.0 million under the Promissory Notes, due on January 04, 2021, with fixed interest rate of 5.50%.
See Note 8 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information about our separate credit facilities.

64 |

Management's Discussion and Analysis

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the three months ended March 31, 2020 were $190.2 million, of which approximately $168.1 million was spent in our refining segment, $3.0 million in our logistics segment, $6.2 million in our retail segment and $12.9 million at the holding company level. The following table summarizes our actual capital expenditures for the three months ended March 31, 2020 and planned capital expenditures for the full year 2020 by operating segment and major category (in millions):

	Full Year 2020 Forecast	Three Months Ended March 31, 2020
Refining
Sustaining maintenance, including turnaround activities	$155.2	$129.5
Regulatory	49.0	38.4
Discretionary projects	1.5	0.2
Refining segment total	205.7	168.1

Logistics
Regulatory	2.2	0.9
Sustaining maintenance	3.7	0.7
Discretionary projects	11.7	1.4
Logistics segment total	17.6	3.0

Retail
Regulatory	0.1	0.1
Sustaining maintenance	2.5	0.7
Discretionary projects	6.0	5.4
Retail segment total	8.6	6.2

Other
Regulatory	0.4	—
Sustaining maintenance	0.8	—
Discretionary projects	16.9	12.9
Other total	18.1	12.9
Total capital spending	$250.0	$190.2

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
We have no material off-balance sheet arrangements through the date of the filing of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
These disclosures should be read in conjunction with the condensed consolidated financial statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other information presented herein, as well as in the "Quantitative and Qualitative Disclosures About Market Risk" section contained in our Annual Report on Form 10-K, as filed on February 28, 2020.

65 |

Management's Discussion and Analysis

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
The following table sets forth information relating to our open commodity derivative contracts as of March 31, 2020 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2020	2021	2022
Contracts not designated as hedging instruments:
Crude oil price swaps - long(1)	$(266.0)	66,463,000	56,071,000	9,584,000	308,000
Crude oil price swaps - short(1)	262.4	65,372,000	54,678,000	9,574,000	750,000
Inventory, refined product and crack spread swaps - long(1)	(192.7)	26,799,000	26,534,000	265,000	—
Inventory, refined product and crack spread swaps - short(1)	227.7	24,862,000	24,477,000	385,000	—
Natural gas swaps - long(2)	13.4	46,577,500	46,577,500	—	—
Natural gas swaps - short(2)	(25.0)	44,925,000	44,925,000	—	—
RIN commitment contracts - long(3)	(0.5)	38,800,000	38,800,000	—	—
RIN commitment contracts - short(3)	1.0	47,500,000	47,500,000	—	—
Total	$20.3	361,298,500	339,562,500	19,808,000	1,058,000
Contracts designated as cash flow hedging instruments:
Crude oil price swaps - long(1)	$—	—	—	—	—
Crude oil price swaps - short(1)	—	—	—	—	—
Inventory, refined product and crack spread swaps - long(1)	(8.5)	225,000	225,000	—	—
Inventory, refined product and crack spread swaps - short(1)	11.8	225,000	225,000	—	—
Total	$3.3	450,000	450,000	—	—
(1)Volume in barrels
(2)Volume in MMBTU
(3)Volume in RINs

Interest Risk Management Activities
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $1,917.7 million as of March 31, 2020. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt as of March 31, 2020 would be to change interest expense by approximately $19.2 million.
Commodity Derivatives Trading Activities
In the first half of 2018, we began entering into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, and futures contracts. These contracts are classified as held for trading and are recognized at fair value with

66 |

Management's Discussion and Analysis

changes in fair value recognized in the income statement. Trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts had remaining durations of less than one year as of March 31, 2020.
The following table sets forth information relating to commodity derivative contracts held for trading purposes as of March 31, 2020:

Contract Description	Less than 1 year
Over the counter forward sales contracts
Notional contract volume (1)	930,422
Weighted-average market price (per barrel)	$9.78
Contractual volume at fair value (in millions)	$9.1
Over the counter forward purchase contracts
Notional contract volume (1)	837,174
Weighted-average market price (per barrel)	$9.75
Contractual volume at fair value (in millions)	$8.2

(1)	Volume in barrels

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
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

67 |

Legal Proceedings, Risk Factors, Unregistered Sales of Equity Securities and Other Information

Part II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 11 to our accompanying condensed consolidated financial statements, which is incorporated by reference in this Item1, for additional information. Aside from the disclosure in Note 11, there have been no material developments to the proceedings previously reported in our Annual Report on Form 10-K, as amended and filed on February 28, 2020.

ITEM 1A. RISK FACTORS
There were no material changes during the first quarter of 2020 to the risk factors identified in the Company’s fiscal 2019 Annual Report on Form 10-K, except as noted below.
The current COVID-19 Pandemic and certain developments in the global oil markets have had, and may continue to have, an adverse impact on our business, our future results of operations and our overall financial performance.
The COVID-19 Pandemic could materially adversely affect our business and operations during 2020 and possibly beyond. In early 2020, global health care systems and economies began to experience strain from the spread of the COVID-19 coronavirus. As the virus spread, global economic activity began to slow and future economic activity was forecast to slow with a resulting forecast of a decline in oil and gas demand. The global pandemic has resulted in a dramatic reduction in airline flights and has reduced the number of cars on the road. In response to the decline in demand, OPEC participating countries have agreed to adjust downwards their overall production of crude oil through April 30, 2022, with the agreement to be reassessed in December 2021. These declines have been exacerbated by a production dispute between Russia and the members of OPEC, particularly Saudi Arabia, and the subsequent actions taken by such countries as a result thereof. A sustained reduction in crude oil production will potentially affect the global supply, prices of oil and refined products in our market. Additionally, a significant reduction or freeze in crude oil production in the United States will adversely affect our suppliers and source of crude oil.
Global economic growth drives demand for energy from all sources, including fossil fuels. Should the U.S. and global economies experience weakness, demand for energy may decline. Similarly, should growth in global energy production outstrip demand, excess supplies may arise. Declines in demand and excess supplies may result in accompanying declines in commodity prices and deterioration of our financial position along with our ability to operate profitably and our ability to obtain financing to support operations. With respect to our business, we have experienced periodic declines in demand thought to be associated with slowing economic growth in certain markets, including the effects of the COVID-19 Pandemic, coupled with new oil and gas supplies coming on line and other circumstances beyond our control that resulted in oil and gas supply exceeding global demand which, in turn, resulted in steep declines in prices of oil and natural gas. There can be no assurance as to how low the current price decline will persist or that a recurrence of price weakness will not arise in the future.
The ultimate extent of the impact of COVID-19 on our business, financial condition, results of operation and liquidity will depend largely on future developments, including the duration and spread of the virus outbreak, particularly within the geographic areas where we operate, and the related impact on overall economic activity, all of which are uncertain and cannot be predicted with certainty at this time. The ultimate extent of the impact of the volatile conditions in the oil and gas industry on our business, financial condition, results of operation and liquidity will also depend largely on future developments, including the extent and duration of any price reductions, any additional decisions by OPEC and the lack of resolution of disputes between Russia and the members of OPEC.
To the extent COVID-19 and the developments in the global oil markets adversely affects our business, financial condition, results of operation and liquidity, they may also have the effect of heightening many of the other risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q, as those risk factors are amended or supplemented by subsequent Quarterly Reports on Form 10-Q and other reports and documents we file with the SEC after the date hereof.
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

68 |

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
Refinery operations may also be disrupted by external factors, such as a suspension of feedstock deliveries, cyber-attacks, a global pandemic such as the recent outbreak of the novel coronavirus, or an interruption of electricity, natural gas, water treatment or other utilities. Other potentially disruptive factors include natural disasters, severe weather conditions, workplace or environmental accidents, interruptions of supply, work stoppages, losses of permits or authorizations or acts of terrorism.
The stockholder rights plan adopted by our Board may impair an attempt to acquire control of Delek.
On March 20, 2020, our Board of Directors adopted a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of our common stock to stockholders of record on March 30, 2020. In the event that a person or group acquires beneficial ownership of 15% or more of our then-outstanding common stock, subject to certain exceptions, each right would entitle its holder (other than such person or members of such group) to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock. In addition, at any time after a person or group acquires 15% or more of our common stock (unless such person or group acquires 50% or more), the Board may exchange one share of our common stock for each outstanding right (other than rights owned by such person or group, which would have become void). The stockholder rights plan could make it more difficult for a third party to acquire control of Delek or a large block of our common stock without the approval of our Board of Directors. Unless extended by the Board prior to expiration, the rights will expire on March 19, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended March 31, 2020 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act (inclusive of all purchases that have settled as of March 31, 2020):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2020	58,713	$33.40	58,713	$229,724,248
February 1 - February 29, 2020	—	—	—	229,724,248
March 1 - March 31, 2020	—	—	—	229,724,248
Total	58,713	$33.40	58,713	N/A

ITEM 5. OTHER INFORMATION
Dividend Declaration
On May 4, 2020, our Board of Directors voted to declare a quarterly cash dividend of $0.31 per share of our common stock, payable on June 3, 2020 to shareholders of record on June 3, 2020.
Submission of Matters to a Vote of Security Holders
On May 5, 2020, Delek held its 2020 Annual Meeting of Stockholders. A quorum was present at the meeting. The matters presented to stockholders for vote and the final voting results on such matters are set forth below:
Proposal 1: Election of the seven nominees named in the Proxy Statement as directors of Delek to serve until the 2021 Annual Meeting of Stockholders or until their respective successors are appointed, elected and qualified:

69 |

Director Nominee	For	Withheld	Broker Non-Votes
Ezra Uzi Yemin	52,286,428	8,197,684	4,135,688
William J. Finnerty	49,824,919	10,659,193	4,135,688
Richard J. Marcogliese	54,941,799	5,542,313	4,135,688
Gary M. Sullivan, Jr.	49,861,679	10,622,433	4,135,688
Vicky Sutil	51,176,959	9,307,153	4,135,688
David Wiessman	54,528,512	5,955,600	4,135,688
Shlomo Zohar	51,171,259	9,312,853	4,135,688
Proposal 2: Adoption of the advisory resolution approving Delek's executive compensation program for our named executive officers as described in the Proxy Statement:

For	Against	Abstain	Broker Non-Votes
54,774,051	1,995,120	3,714,941	4,135,688
Proposal 3: Ratification of the appointment of Ernst & Young LLP as Delek’s independent registered public accounting firm for the 2020 fiscal year:

For	Against	Abstain	Broker Non-Votes
59,444,645	1,160,865	4,014,290	—

Proposal 4: Approval of an amendment to our 2016 Long-Term Incentive Plan to increase the number of shares available for issuance thereunder:

For	Against	Abstain	Broker Non-Votes
55,058,852	1,712,364	3,712,896	4,135,688
Amendment to 2016 Long-Term Incentive Plan
On May 5, 2020, upon approval by our stockholders, Delek amended its 2016 Long-Term Incentive Plan to increase the number of shares of Delek common stock reserved for issuance under the plan by 2,120,000 shares.
Amendments to Bylaws
On May 6, 2020, our Board of Directors amended and restated Delek’s bylaws (as so amended and restated, the “Bylaws”), effective immediately. The amendments to the Bylaws were as follows:

•	Update various aspects of the advance notice and stockholder meeting provisions;

•
Expand the information required in connection with a stockholder nomination of a person for election as a director or a matter of business to be considered at a meeting of stockholders, and to require that such information be updated as of the record date of the meeting and again prior to the meeting;

•
Require that proposed nominees for election as a director complete a written representation and agreement regarding undisclosed voting agreements and compensation arrangements of the proposed nominee, compliance with applicable regulations, corporate policies and fiduciary duties, and the provision of information to the Company, among other matters, in the form required by the Company;

•	Shorten the notice period for calling meetings of the Board of Directors;

•	Provide for the adoption of emergency bylaws, as permitted by Delaware law; and

•	Other clarifying and conforming amendments throughout the Bylaws.
The foregoing description is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached hereto as Exhibit 3.2 and is incorporated by reference herein.
Amended Employment Agreement
On May 6, 2020, the Board of Directors of the Company approved an amended and restated employment agreement between the Company and Ezra Uzi Yemin dated May 8, 2020 (the "Employment Agreement") which, among other things, provides for the following: an annual base salary of $1,075,000; an annual bonus opportunity with a target amount of 140% of base salary and a maximum payout opportunity of 200% of

70 |

the target amount; and annual grants under the Company’s 2016 Long-Term Incentive Plan in a target amount of $6,300,000 per year split evenly between time-vesting restricted stock units (“RSUs”) and performance-based RSUs. The Employment Agreement has an initial term expiring May 8, 2023, and will automatically renew for one year terms unless terminated by prior written notice by either Mr. Yemin or the Company.
In the event Mr. Yemin is terminated without cause (as defined in the Employment Agreement), terminates his employment with good reason (as defined in the Employment Agreement), or in the event of a failure to renew (as defined in the Employment Agreement), Mr. Yemin would be entitled to (i) an amount equal to two times the sum of his then current base salary and target annual bonus as in effect immediately before any notice of termination, (ii) the costs of continuing family health insurance coverage for 18 months following termination of employment, (iii) any annual bonus Mr. Yemin would have otherwise been entitled to if his employment had continued through the end of the bonus year based upon the actual performance of the Company, prorated for the period of actual employment during the bonus year, and paid upon the payment of the annual bonuses to senior executives of the Company pursuant to the Company’s annual bonus programs, and (iv) the immediate vesting and settlement, if applicable, of all unvested equity awards as follows: (A) for unvested performance awards, on a prorated basis through the termination of employment based on actual results evaluated after the close of the applicable performance period and payable in a lump sum at the same time as performance awards are paid to executives of the Company generally and (B) for full value equity awards (e.g., restricted stock, restricted stock units and phantom units) and appreciation equity awards (e.g., non-qualified stock options and stock appreciation rights), only to the extent that such awards would have vested if Mr. Yemin’s employment had continued during a period equal to the lesser of six months following termination of employment or the balance of the term of the Employment Agreement. In addition, Mr. Yemin’s existing unvested equity options will vest upon a change in control regardless of whether his employment terminates.
If Mr. Yemin terminates his employment for any reason, other than with good reason or upon his death or disability, and provides at least six months’ advance written notice of termination, Mr. Yemin would be entitled to an amount equal to his annual base salary at the time notice is delivered, plus the costs of continuing family health insurance coverage for 18 months following the termination of his employment.
If, within the period beginning six months prior to and ending three years following a change in control of the Company (as defined in the Employment Agreement), Mr. Yemin’s employment is terminated by the Company without cause or he terminates his employment for good reason, Mr. Yemin would be entitled to receive (i) an amount equal to three times the sum of his then-current base salary and target annual bonus as in effect immediately before any notice of termination, (ii) the costs of continuing family health insurance coverage for 18 months following termination of employment, (iii) any annual bonus Mr. Yemin would have otherwise been entitled if his employment had continued through the end of the bonus year based upon the actual performance of the Company, prorated for the period of actual employment during the bonus year, and paid upon the payment of the annual bonuses to senior executives of the Company pursuant to the Company’s annual bonus programs, and (iv) the immediate vesting of all unvested equity awards.
All payments to be made by the Company upon termination as described above are subject to Mr. Yemin executing a release of claims in favor of the Company. Under the Employment Agreement, Mr. Yemin also leases his residence from the Company at fair market value and holds an option to purchase the resident at fair market value. In addition to benefits available to the Company’s senior executive officers generally, the Employment Agreement also provides reimbursement for the reasonable costs of professional preparation of his personal income tax returns, not to exceed $25,000 in any calendar year, and the personal use of a Company-owned automobile.
The Employment Agreement includes a noncompetition clause which provides that Mr. Yemin will not compete with the Company, directly or indirectly, in the territory (as defined in the Employment Agreement) during the term of the Employment Agreement and for one year thereafter. The Employment Agreement also includes non-solicitation provisions with respect to the customers and employees of the Company during the term of the Employment Agreement and for one year thereafter.
The above description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement itself, a copy of which is filed with this report as Exhibit 10.4 and is incorporated herein in its entirety by reference.
Separation Payment
On May 6, 2020, the Board of Directors of the Company approved a Separation Agreement between the Company and Assaf Ginzburg in connection with Mr. Ginzburg’s departure from the Company. Under the Separation Agreement, Mr. Ginzburg will receive a payment of $750,000 in exchange for Mr. Ginzburg’s general release of claims for the benefit of the Company and its affiliates.

71 |

Exhibits

ITEM 6. EXHIBITS

Exhibit No.		Description
2.1	~
Contribution, Conveyance and Assumption Agreement, dated as of March 31, 2020, by and among Delek Big Spring South Mainline, LLC, Delek Permian Gathering, LLC, Delek Big Spring North Gathering, LLC, Delek Big Spring Gathering, LLC, DKL Permian Gathering, LLC, Delek Logistics Partners, LP and Delek US Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on April 6, 2020).

3.1	#
Amended and Restated Certificate of Incorporation, as amended by that certain Certificate of Designations of Series A Junior Participating Preferred Stock of Delek US Holdings, Inc., dated March 23, 2020.

3.2	#	Amended and Restated Bylaws of Delek US Holdings, Inc.

4.1
Rights Agreement, dated as of March 20, 2020, by and between Delek US Holdings, Inc. as the Company, and American Stock Transfer & Trust Company, LLC as Rights Agent, incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on March 24, 2020).

10.1	~
 Throughput and Deficiency Agreement, dated and effective as of March 31, 2020, by and between Lion Oil Trading & Transportation, LLC and DKL Permian Gathering, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 6, 2020).

10.2
 Second Amendment and Restatement of Schedules to Third Amended and Restated Omnibus Agreement, dated and effective as of March 31, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 6, 2020).

10.3	#	Second Amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan, effective as of May 5, 2020.

10.4	#	Amended and Restated Executive Employment Agreement, dated as of May 8, 2020, by and between Delek US Holdings, Inc. and Ezra Uzi Yemin.

10.5
Amended and Restated Executive Employment Agreement, dated April 6, 2020, between Delek US Holdings, Inc. and Avigal Soreq (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 9, 2020).

10.6		Offer Letter, dated April 6, 2020, between Delek US Holdings, Inc. and Reuven Spiegel (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 9, 2020).

31.1	#	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	#	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	##	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	##	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2020 and 2019 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2020 and 2019 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith
~	Certain information contained in these exhibits has been omitted because it is not material and would likely cause competitive harm to the Company if publicly disclosed.

72 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chairman), President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Assaf Ginzburg
Assaf Ginzburg
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 8, 2020

73 |