Form 10-Q
period 2020-06-30
Delek US Holdings, Inc.
filed 2020-08-07
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At July 31, 2020, there were 73,657,437 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents

Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2020

2 |

Financial Statements

Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$849.0	$955.3
Accounts receivable, net	480.4	792.6
Inventories, net of inventory valuation reserves	653.5	946.7
Other current assets	390.0	268.7
Total current assets	2,372.9	2,963.3
Property, plant and equipment:
Property, plant and equipment	3,514.9	3,362.8
Less: accumulated depreciation	(1,031.5)	(934.5)
Property, plant and equipment, net	2,483.4	2,428.3
Operating lease right-of-use assets	183.9	183.6
Goodwill	855.7	855.7
Other intangibles, net	110.0	110.3
Equity method investments	367.3	407.3
Other non-current assets	64.4	67.8
Total assets	$6,437.6	$7,016.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,004.2	$1,599.7
Current portion of long-term debt	33.4	36.4
Obligation under Supply and Offtake Agreements	99.0	332.5
Current portion of operating lease liabilities	43.4	40.5
Accrued expenses and other current liabilities	409.3	346.8
Total current liabilities	1,589.3	2,355.9
Non-current liabilities:
Long-term debt, net of current portion	2,421.5	2,030.7
Obligation under Supply and Offtake Agreements	215.0	144.8
Environmental liabilities, net of current portion	106.3	137.9
Asset retirement obligations	36.8	68.6
Deferred tax liabilities	335.4	267.9
Operating lease liabilities, net of current portion	140.2	144.3
Other non-current liabilities	33.8	30.9
Total non-current liabilities	3,289.0	2,825.1
Stockholders’ equity:
Preferred stock, $0.01 par value, 11,000,000 shares and 10,000,000 shares authorized at June 30,2020 and December 31, 2019, respectively, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 91,232,964 shares and 90,987,025 shares issued at June 30, 2020 and December 31, 2019, respectively	0.9	0.9
Additional paid-in capital	1,160.1	1,151.9
Accumulated other comprehensive income	0.5	0.1
Treasury stock, 17,575,527 shares and 17,516,814 shares, at cost, as of June 30, 2020 and December 31, 2019, respectively	(694.1)	(692.2)
Retained earnings	926.4	1,205.6
Non-controlling interests in subsidiaries	165.5	169.0
Total stockholders’ equity	1,559.3	1,835.3
Total liabilities and stockholders’ equity	$6,437.6	$7,016.3

See accompanying notes to condensed consolidated financial statements

3 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except share and per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenues	$1,535.5	$2,480.3	$3,356.7	$4,680.2
Cost of sales:
Cost of materials and other	1,277.8	2,067.7	3,188.4	3,767.1
Operating expenses (excluding depreciation and amortization presented below)	103.4	135.8	232.6	276.7
Depreciation and amortization	53.6	42.6	100.6	81.9
Total cost of sales	1,434.8	2,246.1	3,521.6	4,125.7
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	24.4	26.5	49.7	52.3
General and administrative expenses	61.7	69.5	127.4	131.7
Depreciation and amortization	6.0	7.5	11.6	15.0
Other operating income, net	(14.2)	(3.6)	(14.9)	(1.2)
Total operating costs and expenses	1,512.7	2,346.0	3,695.4	4,323.5
Operating income (loss)	22.8	134.3	(338.7)	356.7
Interest expense	29.8	32.8	66.1	61.5
Interest income	(0.5)	(3.3)	(2.2)	(5.8)
Income from equity method investments	(10.7)	(9.3)	(15.8)	(11.9)
Gain on sale of non-operating refinery	(56.9)	—	(56.9)	—
Other (income) expense, net	(1.5)	4.9	(2.4)	3.5
Total non-operating (income) expense, net	(39.8)	25.1	(11.2)	47.3
Income (loss) before income tax (benefit) expense	62.6	109.2	(327.5)	309.4
Income tax (benefit) expense	(35.9)	24.6	(119.0)	70.4
Income (loss) from continuing operations, net of tax	98.5	84.6	(208.5)	239.0
Discontinued operations:
Loss from discontinued operations, including gain (loss) on sale of discontinued operations	—	(1.0)	—	(1.0)
Income tax benefit	—	(0.2)	—	(0.2)
Loss from discontinued operations, net of tax	—	(0.8)	—	(0.8)
Net income (loss)	98.5	83.8	(208.5)	238.2
Net income attributed to non-controlling interests	10.8	6.5	18.2	11.6
Net income (loss) attributable to Delek	$87.7	$77.3	$(226.7)	$226.6
Basic income (loss) per share:
Income (loss) from continuing operations	$1.19	$1.02	$(3.08)	$2.95
Loss from discontinued operations	—	$(0.01)	—	(0.01)
Basic income (loss) per share	$1.19	$1.01	$(3.08)	$2.94
Diluted income (loss) per share:
Income (loss) from continuing operations	$1.18	$1.01	$(3.08)	$2.92
Loss from discontinued operations	—	(0.01)	—	(0.01)
Diluted income (loss) per share	$1.18	$1.00	$(3.08)	$2.91
Dividends declared per common share outstanding	$0.31	$0.28	$0.62	$0.55

See accompanying notes to condensed consolidated financial statements

4 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$98.5	$83.8	$(208.5)	$238.2
Other comprehensive income (loss):
Commodity contracts designated as cash flow hedges:
Net gains (losses) related to commodity cash flow hedges	(1.4)	(16.5)	0.3	(3.4)
Income tax expense (benefit)	(0.3)	(3.5)	—	(0.7)
Net comprehensive income (loss) on commodity contracts designated as cash flow hedges	(1.1)	(13.0)	0.3	(2.7)
Other income, net of taxes	0.4	—	0.1	0.4
Total other comprehensive income (loss)	(0.7)	(13.0)	0.4	(2.3)
Comprehensive income (loss)	97.8	70.8	(208.1)	235.9
Comprehensive income attributable to non-controlling interest	10.8	6.5	18.2	11.6
Comprehensive income (loss) attributable to Delek	$87.0	$64.3	$(226.3)	$224.3

See accompanying notes to condensed consolidated financial statements

5 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share and per share data)

		Three Months Ended June 30, 2020
		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	March 31, 2020	91,089,920	$0.9	$1,157.4	$1.2	$861.6	(17,575,527)	$(694.1)	$162.9	$1,489.9
Net income		—	—	—	—	87.7	—	—	10.8	98.5
Other comprehensive loss related to commodity contracts, net		—	—	—	(1.1)	—	—	—	—	(1.1)
Common stock dividends ($0.31 per share)		—	—	—	—	(22.9)	—	—	—	(22.9)
Distributions to non-controlling interests		—	—	—	—	—	—	—	(8.2)	(8.2)
Equity-based compensation expense		—	—	4.7	—	—	—	—	—	4.7
Repurchase of non-controlling interests		—	—	(0.8)	—	—	—	—	—	(0.8)
Taxes paid due to the net settlement of equity-based compensation		—	—	(1.2)	—	—	—	—	—	(1.2)
Exercise of equity-based awards		143,044	—	—	—	—	—	—	—	—
Other		—	—	—	0.4	—	—	—	—	0.4
Balance at	June 30, 2020	91,232,964	$0.9	$1,160.1	$0.5	$926.4	(17,575,527)	$(694.1)	$165.5	$1,559.3

6 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share and per share data)

		Three Months Ended June 30, 2019
		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	March 31, 2019	90,722,641	$0.9	$1,135.5	$39.3	$1,110.1	(13,769,424)	$(560.3)	$173.0	$1,898.5
Net income		—	—	—	—	77.3	—	—	6.5	83.8
Other comprehensive loss related to commodity contracts, net		—	—	—	(13.0)	—	—	—	—	(13.0)
Common stock dividends ($0.28 per share)		—	—	—	—	(21.5)	—	—	—	(21.5)
Distribution to non-controlling interest		—	—	—	—	—	—	—	(7.9)	(7.9)
Equity-based compensation expense		—	—	6.7	—	—	—	—	0.1	6.8
Repurchase of common stock		—	—	—	—	—	(1,647,078)	(58.6)	—	(58.6)
Taxes paid due to the net settlement of equity-based compensation		—	—	(2.4)	—	—	—	—	—	(2.4)
Exercise of equity-based awards		139,057	—	—	—	—	—	—	—	—
Other		—	—	0.5	—	—	—	—	—	0.5
Balance at	June 30, 2019	90,861,698	$0.9	$1,140.3	$26.3	$1,165.9	(15,416,502)	$(618.9)	$171.7	$1,886.2

7 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share and per share data)

		Six Months Ended June 30, 2020
		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	December 31, 2019	90,987,025	$0.9	$1,151.9	$0.1	$1,205.6	(17,516,814)	$(692.2)	$169.0	$1,835.3
Cumulative effect of adopting accounting principle regarding measurement of credit losses on financial instruments, net		—	—	—	—	(6.5)	—	—	—	(6.5)
Net (loss) income		—	—	—	—	(226.7)	—	—	18.2	(208.5)
Other comprehensive income related to commodity contracts, net		—	—	—	0.3	—	—	—	—	0.3
Common stock dividends ($0.62 per share)		—	—	—	—	(46.0)	—	—	—	(46.0)
Distributions to non-controlling interests		—	—	—	—	—	—	—	(16.8)	(16.8)
Equity-based compensation expense		—	—	10.9	—	—	—	—	0.1	11.0
Repurchase of common stock		—	—	—	—	—	(58,713)	(1.9)	—	(1.9)
Repurchases of non-controlling interests		—	—	(0.8)	—	—	—	—	(5.0)	(5.8)
Taxes paid due to the net settlement of equity-based compensation		—	—	(1.9)	—	—	—	—	—	(1.9)
Exercise of equity-based awards		245,939	—	—	—	—	—	—	—	—
Other		—	—	—	0.1	—	—	—	—	0.1
Balance at	June 30, 2020	91,232,964	$0.9	$1,160.1	$0.5	$926.4	(17,575,527)	$(694.1)	$165.5	$1,559.3

8 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (Continued)
(In millions, except share and per share data)

		Six Months Ended June 30, 2019
		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	December 31, 2018	90,478,075	$0.9	$1,135.4	$28.6	$981.8	(12,477,780)	$(514.1)	$175.5	$1,808.1
Net income		—	—	—	—	226.6	—	—	11.6	238.2
Other comprehensive loss related to commodity contracts, net		—	—	—	(2.7)	—	—	—	—	(2.7)
Common stock dividends ($0.55 per share)		—	—	—	—	(42.5)	—	—	—	(42.5)
Distribution to non-controlling interest		—	—	—	—	—	—	—	(15.6)	(15.6)
Equity-based compensation expense		—	—	11.6	—	—	—	—	0.2	11.8
Repurchase of common stock		—	—	—	—	—	(2,938,722)	(104.8)	—	(104.8)
Taxes paid due to the net settlement of equity-based compensation		—	—	(6.9)	—	—	—	—	—	(6.9)
Exercise of equity-based awards		383,623	—	—	—	—	—	—	—	—
Other		—	—	0.2	0.4	—	—	—	—	0.6
Balance at	June 30, 2019	90,861,698	$0.9	$1,140.3	$26.3	$1,165.9	(15,416,502)	$(618.9)	$171.7	$1,886.2

See accompanying notes to condensed consolidated financial statements

9 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(208.5)	$238.2
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	112.2	96.9
Other amortization/accretion	4.8	4.6
Non-cash lease expense	21.9	16.5
Deferred income taxes	65.9	16.0
Income from equity method investments	(15.8)	(11.9)
Dividends from equity method investments	14.3	4.2
Loss on disposal of assets	—	3.6
Gain on sale of non-operating refinery	(56.9)	—
Equity-based compensation expense	11.0	11.8
Excess tax deficiency (benefit) of equity-based compensation	1.6	(1.7)
Loss from discontinued operations	—	0.8
Changes in assets and liabilities:
Accounts receivable	307.2	(332.6)
Inventories and other current assets	200.1	(192.5)
Fair value of derivatives	(23.6)	22.3
Accounts payable and other current liabilities	(594.6)	349.5
Obligation under Supply and Offtake Agreements	(163.3)	18.3
Non-current assets and liabilities, net	0.6	(8.6)
Net cash (used in) provided by operating activities	(323.1)	235.4
Cash flows from investing activities:
Equity method investment contributions	(29.5)	(136.4)
Distributions from equity method investments	71.0	0.8
Purchases of property, plant and equipment	(235.4)	(199.9)
Purchase of intangible assets	(2.1)	—
Proceeds from sale of property, plant and equipment	0.2	0.3
Proceeds from sale of retail stores	—	5.8
Proceeds from sale of non-operating refinery	39.9	—
Net cash used in investing activities	(155.9)	(329.4)

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(In millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Proceeds from long-term revolvers	$1,583.7	$987.5
Payments on long-term revolvers	(1,352.1)	(1,072.5)
Proceeds from term debt	185.0	246.7
Payments on term debt	(31.2)	(29.1)
Proceeds from product financing agreements	86.4	19.8
Repayments of product financing agreements	(26.5)	(15.6)
Taxes paid due to the net settlement of equity-based compensation	(1.9)	(6.9)
Repurchase of common stock	(1.9)	(104.8)
Repurchase of non-controlling interest	(5.8)	—
Distribution to non-controlling interest	(16.8)	(15.6)
Dividends paid	(46.0)	(42.5)
Deferred financing costs paid	(0.2)	(0.9)
Net cash provided by (used in) financing activities	372.7	(33.9)
Net decrease in cash and cash equivalents	(106.3)	(127.9)
Cash and cash equivalents at the beginning of the period	955.3	1,079.3
Cash and cash equivalents of continuing operations at the end of the period	$849.0	$951.4

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.2 million and $0.7 million in the 2020 and 2019 periods, respectively	$66.1	$60.4
Income taxes	$0.2	$66.1
Non-cash investing activities:
(Decrease) increase in accrued capital expenditures	$(33.1)	$14.5
Non-cash financing activities:
Non-cash lease liability arising from recognition of right of use assets upon adoption of Accounting Standards Update ("ASU") 2016-02	$—	$211.0
Non-cash lease liability arising from obtaining right of use assets during the period	$22.2	$8.1

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
Risks and Uncertainties Arising from the COVID-19 Pandemic and the OPEC Production Disputes
The recent outbreak of COVID-19 and its development into a pandemic in March 2020 (the "COVID-19 Pandemic") has resulted in significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity and resulted in airlines dramatically cutting back on flights and a decrease in motor vehicle use at a time when seasonal driving patterns typically result in an increase of consumer demand for gasoline. As a result, there has also been a decline in the demand for, and thus also the market prices of, crude oil and certain of our products. In April and June 2020, an agreement was reached to cut oil production between the members of the Organization of Petroleum Exporting Countries ("OPEC") and other leading oil producing countries (together with OPEC, “OPEC+”), as part of the efforts to resolve the oil production disputes ("OPEC Production Disputes") that significantly affected crude oil prices beginning in first quarter of 2020 and to provide stability in the oil markets. While OPEC+ have reached an agreement to cut oil production, uncertainty about the duration of the COVID-19 Pandemic has caused storage constraints in the United States resulting from over-supply of produced oil. Therefore, downward pressure on commodity prices has remained and could continue for the foreseeable future.
Uncertainties related to the impact of the COVID-19 Pandemic and other events exist that could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under GAAP, we have considered them in the preparation of our unaudited financial statements as of and for the three and six months ended June 30, 2020. The application of accounting policies impacted by such considerations include (but are not necessarily limited to) the following:

•	The interim evaluation of the risk of credit losses and the determination of our allowance for credit losses, pursuant to GAAP;

•	The interim evaluation of long-lived assets for potential impairment, where indicators exist, as defined by GAAP;

•	The interim evaluation of indefinite-lived intangibles and goodwill for potential impairment, where indicators exist, as defined by GAAP;

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

•	The interim evaluation of joint ventures for potential impairment, where indicators exist, as defined by GAAP;

•	The evaluation of derivatives and hedge accounting for counterparty risk and changes in forecasted transactions, as provided for under GAAP;

•
The evaluation of inventory valuation allowances that may be warranted under the lower of cost or net realizable value analysis, for first-in, first-out (“FIFO”), and the lower of cost or market analysis, for last-in, first-out ("LIFO"), pursuant to GAAP;

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
Credit Losses
Under ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments (as codified in Accounting Standards Codification ("ASC") 326), we have applied the expected credit loss model for recognition and measurement of impairments in financial assets measured at amortized cost or at fair value through other comprehensive income including accounts receivables. The expected credit loss model is also applied for notes receivables and contractual holdbacks to which ASU 2016-13 applies and which are not accounted for at fair value through profit or loss. The loss allowance for the financial asset is measured at an amount equal to the lifetime expected credit losses. If the credit risk on the financial asset has decreased significantly since initial recognition, the loss allowance for the financial asset is re-measured. Changes in loss allowances are recognized in profit and loss. For trade receivables, a simplified impairment approach is applied recognizing expected lifetime losses from initial recognition.
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

12 |

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
ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815
In January 2020, the FASB issued ASU 2020-01 which is intended to clarify interactions between the guidance to account for certain equity securities under Topics 321, 323 and 815, and improve current GAAP by reducing diversity in practice and increasing comparability of accounting. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.
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
ASU 2018-14, Compensation - Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued guidance related to disclosure requirements for defined benefit plans. The pronouncement eliminates, modifies and adds disclosure requirements for defined benefit plans. The pronouncement is effective for fiscal years beginning after December 15, 2020, and early adoption is permitted. We expect to adopt this guidance on the effective date and do not expect adopting this new guidance will have a material impact on our business, financial condition or results of operations.

Note 2 - Segment Data
We aggregate our operating units into three reportable segments: Refining, Logistics, and Retail. Operations that are not specifically included in the reportable segments are included in Corporate, Other and Eliminations, which consist of the following:

•	our corporate activities;

•	results of certain immaterial operating segments, including our Canadian crude trading operations (as discussed in Note 9);

•	wholesale crude operations;

•	Alon's asphalt terminal operations; and

•	intercompany eliminations.
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
Refining Segment
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd") as of June 30, 2020, including the following:

•	75,000 bpd Tyler, Texas refinery (the "Tyler refinery");

•	80,000 bpd El Dorado, Arkansas refinery (the "El Dorado refinery");

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

•	73,000 bpd Big Spring, Texas refinery (the "Big Spring refinery");

•	74,000 bpd Krotz Springs, Louisiana refinery (the "Krotz Springs refinery"); and

•	a non-operating refinery located in Bakersfield, California, which was sold May 7, 2020.
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
On May 7, 2020, we sold our equity interests in Alon Bakersfield Property, Inc., an indirect wholly-owned subsidiary that owns our non-operating refinery located in Bakersfield, California, to a subsidiary of Global Clean Energy Holdings, Inc. (“GCE”) for total cash consideration of $40 million. As a result of this sale, we recognized a gain of $56.9 million, largely due to the buyer assuming substantially all of the asset retirement obligations and environmental liabilities associated with this refinery, which is included in gain on sale of non-operating refinery on the accompanying condensed consolidated statements of income. As part of the transaction, GCE granted a call option to Delek to acquire up to a 33 1/3% interest in the acquiring subsidiary of GCE, exercisable by Delek through the 90th day after GCE demonstrates commercial operations, as contractually defined.
The refining segment's petroleum-based products are marketed primarily in the south central, southwestern and western regions of the United States. This segment also ships and sells gasoline into wholesale markets in the southern and eastern United States. Motor fuels are sold under the Alon or Delek brand through various terminals to supply Alon or Delek branded retail sites. In addition, Alon sells motor fuels through its wholesale distribution network on an unbranded basis.
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
Retail Segment
Our retail segment consists of 253 owned and leased convenience store sites as of June 30, 2020, located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel primarily under the Alon or Delek brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In November 2018, we terminated the license agreement with 7-Eleven, Inc. This agreement was amended in April 2020 to extend date for the required removal of all 7-Eleven branding on a store-by-store basis from December 31, 2021 to December 31, 2022. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed at such convenience store sites.
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

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended June 30, 2020
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$1,001.9	$27.3	$165.4	$340.9	$1,535.5
Inter-segment fees and revenues	75.1	90.4	—	(165.5)	—
Operating costs and expenses:
Cost of materials and other	928.6	43.9	119.6	185.7	1,277.8
Operating expenses (excluding depreciation and amortization presented below)	88.7	12.4	21.5	5.2	127.8
Segment contribution margin	$59.7	$61.4	$24.3	$(15.5)	129.9
Depreciation and amortization	$44.8	$8.7	$3.3	$2.8	59.6
General and administrative expenses					61.7
Other operating income, net					(14.2)
Operating income					$22.8
Capital spending (excluding business combinations)	$12.2	$0.7	$1.3	$0.8	$15.0

	Three Months Ended June 30, 2019
	Refining (1)	Logistics	Retail	Corporate, Other and Eliminations (1)	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$2,152.5	$93.1	$224.5	$10.2	$2,480.3
Inter-segment fees and revenues	215.3	62.2	—	(277.5)	—
Operating costs and expenses:
Cost of materials and other	2,054.7	93.8	182.1	(262.9)	2,067.7
Operating expenses (excluding depreciation and amortization presented below)	115.0	17.3	24.8	5.2	162.3
Segment contribution margin	$198.1	$44.2	$17.6	$(9.6)	250.3
Depreciation and amortization	$33.2	$6.7	$4.2	$6.0	50.1
General and administrative expenses					69.5
Other operating income, net					(3.6)
Operating income					$134.3
Capital spending (excluding business combinations)	$48.9	$1.3	$5.4	$30.4	$86.0

	Six Months Ended June 30, 2020
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$2,571.1	$84.2	$344.0	$357.4	$3,356.7
Inter-segment fees and revenues	233.8	196.9	—	(430.7)	—
Operating costs and expenses:
Cost of materials and other	2,835.2	145.2	263.7	(55.7)	3,188.4
Operating expenses (excluding depreciation and amortization presented below)	200.4	27.2	43.7	11.0	282.3
Segment contribution margin	$(230.7)	$108.7	$36.6	$(28.6)	(114.0)
Depreciation and amortization	$82.0	$15.0	$6.2	$9.0	112.2
General and administrative expenses					127.4
Other operating income, net					(14.9)
Operating loss					$(338.7)
Capital spending (excluding business combinations)	$180.3	$3.7	$7.5	$11.8	$203.3

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2019
	Refining (1)	Logistics	Retail	Corporate, Other and Eliminations (1)	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$4,059.9	$182.9	$421.7	$15.7	$4,680.2
Inter-segment fees and revenues	399.9	124.9	—	(524.8)	—
Operating costs and expenses:
Cost of materials and other	3,723.8	190.1	345.5	(492.3)	3,767.1
Operating expenses (excluding depreciation and amortization presented below)	236.0	33.4	48.4	11.2	329.0
Segment contribution margin	$500.0	$84.3	$27.8	$(28.0)	584.1
Depreciation and amortization	$64.3	$13.2	$8.5	$10.9	96.9
General and administrative expenses					131.7
Other operating income, net					(1.2)
Operating income					$356.7
Capital spending (excluding business combinations)	$130.5	$2.2	$10.5	$71.1	$214.3

(1)
The refining segment results of operations for the three and six months ended June 30, 2019, includes hedging gains, a component of cost of materials and other, of $19.8 million and $27.4 million, respectively, which was previously included and reported in corporate, other and eliminations.

Other Segment Information
Total assets by segment were as follows as of June 30, 2020:

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Total assets	$6,142.9	$973.8	$256.3	$(935.4)	$6,437.6
Less:
Inter-segment notes receivable	(1,440.3)	—	—	1,440.3	—
Inter-segment right of use lease assets	(394.5)	—	—	394.5	—
Total assets, excluding inter-segment notes receivable and right of use assets	$4,308.1	$973.8	$256.3	$899.4	$6,437.6

Property, plant and equipment and accumulated depreciation as of June 30, 2020 and depreciation expense by reporting segment for the three and six months ended June 30, 2020 are as follows (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$2,561.6	$681.0	$163.9	$108.4	$3,514.9
Less: Accumulated depreciation	(713.5)	(207.2)	(42.4)	(68.4)	(1,031.5)
Property, plant and equipment, net	$1,848.1	$473.8	$121.5	$40.0	$2,483.4
Depreciation expense for the three months ended June 30, 2020	$43.2	$8.6	$3.1	$2.8	$57.7
Depreciation expense for the six months ended June 30, 2020	$78.8	$14.9	$5.8	$9.0	$108.5

In accordance with ASC 360, Property, Plant and Equipment ("ASC 360"), Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment related to our property, plant and equipment as of June 30, 2020 (see Note 1 for further discussion on the impact of COVID-19 Pandemic and OPEC Production Disputes).

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Numerator for EPS
Income (loss) from continuing operations, net of tax	$98.5	$84.6	$(208.5)	$239.0
Less: Income from continuing operations attributed to non-controlling interest	10.8	6.5	18.2	11.6
Numerator for basic and diluted EPS - attributable to Delek	$87.7	$78.1	$(226.7)	$227.4

Numerator for EPS - discontinued operations
Loss from discontinued operations attributable to Delek	$—	$(0.8)	$—	$(0.8)

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	73,547,582	76,598,846	73,492,656	77,192,763
Dilutive effect of stock-based awards	480,461	681,846	—	690,522
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	74,028,043	77,280,692	73,492,656	77,883,285

EPS:
Basic income (loss) per share:
Income (loss) from continuing operations	$1.19	$1.02	$(3.08)	$2.95
Loss from discontinued operations	$—	(0.01)	$—	(0.01)
Basic income (loss) per share	$1.19	$1.01	$(3.08)	$2.94
Diluted income (loss) per share:
Income (loss) from continuing operations	$1.18	$1.01	$(3.08)	$2.92
Loss from discontinued operations	$—	(0.01)	$—	(0.01)
Diluted income (loss) per share	$1.18	$1.00	$(3.08)	$2.91

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be antidilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	3,922,290	1,927,150	3,328,789	2,153,411
Antidilutive due to loss	—	—	372,220	—
Total antidilutive stock-based compensation	3,922,290	1,927,150	3,701,009	2,153,411

17 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of June 30, 2020, we owned a 69.1% interest in Delek Logistics, consisting of 20,745,868 common limited partner units (representing a 70.5% interest), and a 94.8% interest in Delek Logistics GP, LLC, which owns the entire 2.0% general partner interest (consisting of 600,678 general partner units) in Delek Logistics as well as all of the incentive distribution rights.
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

	June 30, 2020	December 31, 2019

ASSETS
Cash and cash equivalents	$16.2	$5.5
Accounts receivable	15.9	13.2
Accounts receivable from related parties	8.8	—
Inventory	2.1	12.6
Other current assets	0.5	2.3
Property, plant and equipment, net	473.7	295.0
Equity method investments	255.3	247.0
Operating lease right-of-use assets	18.9	3.7
Goodwill	12.2	12.2
Intangible assets, net	163.1	146.6
Other non-current assets	7.0	6.3
Total assets	$973.7	$744.4
LIABILITIES AND DEFICIT
Accounts payable	$1.8	$12.5
Accounts payable to related parties	—	8.9
Current portion of operating lease liabilities	5.8	1.4
Accrued expenses and other current liabilities	10.3	12.2
Long-term debt	995.2	833.1
Asset retirement obligations	5.8	5.6
Deferred tax liabilities	1.2	0.2
Operating lease liabilities, net of current portion	13.1	2.3
Other non-current liabilities	18.8	19.3
Deficit	(78.3)	(151.1)
Total liabilities and deficit	$973.7	$744.4

Effective May 1, 2020, Delek through its wholly owned subsidiaries Lion Oil Company (“Lion Oil”) and Delek Refining, Ltd. (“Delek Refining”) contributed certain leased and owned tractors and trailers and related assets used in the provision of trucking and transportation services for crude oil, petroleum and certain other products throughout Arkansas, Oklahoma and Texas to Delek Trucking, LLC (“Delek Trucking”), a direct wholly owned subsidiary of Lion Oil. Following this contribution, Lion Oil sold all of the issued and outstanding membership interests in Delek Trucking (the “Acquisition”) to DKL Transportation, LLC (“DKL Transportation”), a wholly owned subsidiary of Delek Logistics. Promptly following the consummation of the Acquisition, Delek Trucking merged with and into DKL Transportation, with DKL Transportation continuing as the surviving entity. Total consideration for the Acquisition was approximately $48.0 million in cash, subject to certain post-closing adjustments,

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

financed primarily with borrowings under Delek Logistics’ revolving credit facility. In connection with the Acquisition, Delek Refining, Lion Oil and DKL Transportation entered into a Transportation Services Agreement pursuant to which DKL Transportation will gather, coordinate the pickup of, transport and deliver petroleum products for Delek Refining and Lion Oil, as well as provide ancillary services as requested. Prior periods have not been recast in our Segment Data Note 2, as these assets did not constitute a business in accordance with ASU 2017-01, Clarifying the Definition of a Business, and the transaction was accounted for as an acquisition of assets between entities under common control.
Effective March 31, 2020, Delek Logistics, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Big Spring Gathering System, located in Howard, Borden and Martin Counties, Texas, from Delek, which included the execution of related commercial agreements. In connection with the closing of the transaction, Delek, Delek Logistics and various of their respective subsidiaries entered into a Throughput and Deficiency Agreement (the “T&D Agreement”). Under the T&D Agreement, Delek Logistics will operate and maintain the Big Spring Gathering System connecting our interests in and to certain crude oil production with the Delek Logistics' Big Spring, Texas terminal and provide gathering, transportation and other related services. The total consideration was subject to certain post-closing adjustments and was comprised of $100.0 million in cash and 5.0 million common units representing limited partner interest in Delek Logistics. The cash component of this dropdown was financed with borrowings on the DKL Credit Facility (as defined in Note 8). Prior periods have not been recast in our Segment Data Note 2, as these assets did not constitute a business in accordance with ASU 2017-01 and the transaction was accounted for as an acquisition of assets between entities under common control.
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

Note 5 - Equity Method Investments
On July 30, 2019, we, through our wholly-owned direct subsidiary Delek US Energy, Inc. ("Delek Energy" or "Delek Member"), entered into a limited liability company agreement (the “LLCA”) and related agreements with multiple joint venture members of Wink to Webster Pipeline LLC (“WWP”). Pursuant to the LLCA, Delek Energy acquired a 15% ownership interest in WWP. WWP intends to construct and operate a crude oil pipeline system from Wink, Texas to Webster, Texas along with certain pipelines from Webster, Texas to other destinations in the Gulf Coast area. Pursuant to the LLCA, Delek Energy will be required to contribute its percentage interest of the applicable construction costs (including certain costs previously incurred by WWP) and it is anticipated that Delek Energy’s capital contributions will total approximately $340 million to $380 million over the course of construction (expected to be two to three years). During the six months ended June 30, 2020, we made capital contributions totaling $18.9 million. As of December 31, 2019, Delek's investment balance in WWP totaled $125.3 million.
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
The Company's maximum exposure to any losses incurred by HoldCo is limited to its investment. As of June 30, 2020, except for the guarantee of member obligations under the W2W Holdings LLC Agreement, the Company does not have other existing guarantees with or to HoldCo, or any third-party work contracted with it.
As of June 30, 2020 , Delek's investment balance in WWP Project Financing Joint Venture totaled $73.0 million. During the six months ended June 30, 2020, we received distributions of $69.3 million from WWP Project Financing Joint Venture to return excess contributions made. In addition, we recognized a loss on the investment totaling $0.9 million and $2.0 million for the three and six months ended June 30, 2020,

19 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

respectively. This investment is accounted for using the equity method and is included as part of total assets in corporate, other and eliminations in our segment disclosure.
Delek Logistics Investments
In May 2019, Delek Logistics, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed under the Delek Logistics Credit Facility (as defined in Note 8), to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River (the "Red River Pipeline Joint Venture"). Red River owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas, with an expansion project planned to increase the pipeline capacity, which is expected to be completed during the third quarter of 2020. Delek Logistics contributed an additional $3.5 million related to such expansion project in May 2019 and, during the six months ended June 30, 2020, we made additional capital contributions totaling $10.5 million based on capital calls received. As of June 30, 2020 and December 31, 2019, Delek's investment balance in Red River totaled $142.0 million and $131.0 million, respectively, and we recognized income on the investment totaling $2.9 million and $4.7 million for the three and six months ended June 30, 2020, respectively. This investment is accounted for using the equity method and is included as part of total assets in our logistics segment.
In addition to Red River, Delek Logistics has two joint ventures that own and operate logistics assets, and which serve third parties and subsidiaries of Delek. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems (the "Caddo Pipeline") and a 33% membership interest in Andeavor Logistics RIO Pipeline LLC which operates the other pipeline system (the "RIO Pipeline"). As of June 30, 2020 and December 31, 2019, Delek Logistics' investment balances in these joint ventures totaled $113.3 million and $116.0 million, respectively, and were accounted for using the equity method. We recognized income on these investments totaling $3.5 million and $7.3 million for the three and six months ended June 30, 2020, respectively and $2.2 million and $4.1 million for the three and six months ended June 30, 2019, respectively.
Other Investments
We have a 50% interest in a joint venture that owns an asphalt terminal located in Brownwood, Texas. As of June 30, 2020 and December 31, 2019, Delek's investment balance in this joint venture was $35.3 million and $30.7 million, respectively. We recognized income on this investment totaling $5.0 million and $5.5 million for the three and six months ended June 30, 2020, respectively and $4.7 million and $5.2 million for the three and six months ended June 30, 2019, respectively. This investment is accounted for using the equity method and is included as part of total assets in corporate, other and eliminations in our segment disclosure.
Delek Renewables, LLC, a wholly-owned subsidiary of Delek, has a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in North Little Rock, Arkansas. As of June 30, 2020 and December 31, 2019, Delek Renewables, LLC's investment balance in this joint venture was $3.7 million and $4.3 million, respectively, and was accounted for using the equity method. The investment in this joint venture is reflected in the refining segment.

Note 6 - Inventory
Crude oil, work in process, refined products, blendstocks and asphalt inventory for all of our operations, excluding the Tyler refinery and merchandise inventory in our retail segment, are stated at the lower of cost determined using FIFO basis or net realizable value. Cost of all inventory at the Tyler refinery is determined using the LIFO inventory valuation method and inventory is stated at the lower of cost or market.  Retail merchandise inventory consists of cigarettes, beer, convenience merchandise and food service merchandise and is stated at estimated cost as determined by the retail inventory method.
Carrying value of inventories consisted of the following (in millions):

	June 30, 2020	December 31, 2019
Refinery raw materials and supplies	$304.5	$400.4
Refinery work in process	75.3	109.1
Refinery finished goods	244.9	397.5
Retail fuel	5.4	7.3
Retail merchandise	21.3	19.8
Logistics refined products	2.1	12.6
Total inventories	$653.5	$946.7

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2020, we recorded a pre-tax inventory valuation reserve of $77.0 million, $76.3 million of which related to LIFO inventory, due to a market price decline below our cost of certain inventory products. At December 31, 2019, we recorded a pre-tax inventory valuation reserve of $1.7 million, $1.2 million of which related to LIFO inventory, which reversed in the first quarter of 2020 due to the sale of inventory quantities that gave rise to the December 31, 2019 reserve. We recognized a net (increase) reduction in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of $203.1 million and $(75.1) million for the three and six months ended June 30, 2020, respectively, and $(0.6) million and $51.5 million for the three and six months ended June 30, 2019, respectively.

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
Barrels subject to the Supply and Offtake Agreements are as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs
Baseline Volumes pursuant to the respective Supply and Offtake Agreements	2.0	0.8	1.3
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of June 30, 2020 (1)	3.5	1.6	1.4
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of December 31, 2019 (1)	3.5	2.0	1.7

(1)	Includes Baseline Volumes plus/minus over/short quantities.

The Supply and Offtake Agreements have certain termination provisions, which may include requirements to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
The Supply and Offtake Agreements were amended in December 2018 for Big Spring and in January 2019 for El Dorado and Krotz Springs so that the Baseline Step-Out Liabilities, as defined below, were based upon a fixed price. As a result, we recorded gains on the change in fair value resulting from the modification in cost of materials and other in the periods in which the amendments occurred, including a gain of $7.6 million which was recognized in the first quarter of 2019. As a result of these amendments, the subsequent changes in fair value of the Baseline Step-Out Liabilities were recorded in interest expense.
In January 2020, we amended our three Supply and Offtake Agreements so that the repurchase of Baseline Volumes at the end of the Supply and Offtake Agreement term (representing the "Baseline Step-Out Liability" or, collectively, the "Baseline Step-Out Liabilities") would be based on market-indexed prices subject to commodity price risk. As a result of the amendment, such Baseline Step-Out Liabilities will continue to be recorded at fair value under the fair value election provided by ASC 815 and ASC 825, where the fair value will now reflect changes in commodity price risk rather than interest rate risk with subsequent changes in fair value being recorded in cost of materials and other. We recognized a loss in the first quarter of 2020 of $1.5 million on the change in fair value resulting from the modification.
In April 2020, we amended and restated our three Supply and Offtake Agreements to renew and extend the terms to December 30, 2022, with J. Aron having the sole discretion to further extend to May 30, 2025 by giving at least 6 months prior notice to the current maturity date. As part of this amendment, there were changes to the underlying market index, annual fee, the crude purchase fee, crude roll fees and timing of cash settlements related to periodic price adjustments (the "Periodic Price Adjustments"). The Baseline Step-Out Liabilities continue to be recorded at fair value under the fair value election included under ASC 815 and ASC 825. The Baseline Step-Out Liabilities have a floating component whose fair value reflects changes to commodity price risk with changes in fair value recorded in cost of materials and other and a fixed component whose fair value reflects changes to interest rate risk with changes in fair value recorded in interest expense. There was no amendment date change in fair value resulting from the modification. The Baseline Step-Out Liabilities are reflected as non-current liabilities on our consolidated balance sheet to the extent that they are not contractually due within twelve months.
Pursuant to the Periodic Price Adjustments provision in the Supply and Offtake Agreements, the Company may be required to pay down all or a portion of the fixed component of the Baseline Step-Out Liabilities or may receive additional proceeds depending on the change in fair value of the inventory collateral subject to a threshold at certain specified Periodic Pricing Dates, which occur on October 1st and May 1st, annually, not to extend beyond expiration of the Supply and Offtake Agreements. Additionally, at the Periodic Pricing Dates, if a Periodic Price Adjustment is triggered, the prospective pricing underlying the fixed component of the Baseline Step-Out Liabilities will be adjusted to reflect either the pay-down or the incremental proceeds, accordingly. As of June 30, 2020, the fixed component of the Baseline Step-Out Liabilities subject to the Periodic Price Adjustments amounted to approximately $58.8 million. All or some portion of that amount may become due or payable in periods occurring within twelve months, if Periodic Price Adjustments are triggered in October 2020 and May 2021.

21 |

Monthly activity resulting in over and short volumes continue to be valued using market-indexed pricing, and are included in current liabilities (or receivables) on our consolidated balance sheet.
Net balances payable (receivable) under the Supply and Offtake Agreements were as follows as of the balance sheet dates:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Balances as of June 30, 2020:
Baseline Step-Out Liability	$97.9	$48.0	$69.1	$215.0
Revolving over/short inventory financing liability	63.6	30.7	4.7	99.0
Total Obligations Under Supply and Offtake Agreements	161.5	78.7	73.8	314.0
Less: Current portion	63.6	30.7	4.7	99.0
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$97.9	$48.0	$69.1	$215.0
Other current payable (receivable) for monthly activity true-up	$7.0	$(8.8)	$7.4	$5.6

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Balances as of December 31, 2019:
Baseline Step-Out Liability	$125.5	$57.2	$87.6	$270.3
Revolving over/short inventory financing liability	93.0	73.5	40.5	207.0
Total Obligations Under Supply and Offtake Agreements	218.5	130.7	128.1	477.3
Less: Current portion	218.5	73.5	40.5	332.5
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$—	$57.2	$87.6	$144.8
Other current receivable for monthly activity true-up	$(16.4)	$(3.1)	$(3.5)	$(23.0)

The Supply and Offtake Agreements require payments of fixed annual fees which are factored into the interest rate yield under the fair value accounting model. Recurring cash fees paid during the periods presented were as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Recurring cash fees paid during the three months ended June 30, 2020	$2.7	$1.1	$1.0	$4.8
Recurring cash fees paid during the three months ended June 30, 2019	$3.2	$1.5	$2.6	$7.3
Recurring cash fees paid during the six months ended June 30,2020	$5.9	$2.1	$2.0	$10.0
Recurring cash fees paid during the six months ended June 30, 2019	$5.7	$2.9	$5.0	$13.6

Interest expense recognized under the Supply and Offtake Agreements includes the yield attributable to recurring cash fees, one-time cash fees (e.g., in connection with amendments), as well as other changes in fair value, which may increase or decrease interest expense. Total interest expense incurred during the periods presented was as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Interest expense for the three months ended June 30, 2020	$2.7	$1.1	$1.0	$4.8
Interest expense for the three months ended June 30, 2019	$4.1	$1.7	$2.9	$8.7
Interest expense for the six months ended June 30, 2020	$6.3	$5.2	$2.4	$13.9
Interest expense for the six months ended June 30, 2019	$7.3	$1.6	$6.0	$14.9

Reflected in interest expense are losses totaling $3.9 million for the six months ended June 30, 2020, and losses totaling $1.4 million and gains totaling $3.7 million for the three and six months ended June 30, 2019, respectively, related to the changes in fair value in the Baseline Step-Out Liabilities component of Obligations Under Supply and Offtake Agreements. There were no such gains or losses for three months ended June 30, 2020.

We maintained letters of credit under the Supply and Offtake Agreements as follows:

22 |

(in millions)		El Dorado	Big Spring and Krotz Springs
Letters of credit outstanding as of	June 30, 2020	$170.0	$10.0
Letters of credit outstanding as of	December 31, 2019	$180.0	$44.0

Note 8 - Long-Term Obligations and Notes Payable
Outstanding borrowings, net of unamortized debt discounts and certain deferred financing costs, under Delek’s existing debt instruments are as follows (in millions):

	June 30, 2020	December 31, 2019
Revolving Credit Facility	$100.0	$30.0
Term Loan Credit Facility (1)	1,250.3	1,069.5
Delek Logistics Credit Facility	750.0	588.4
Hapoalim Term Loan (2)	39.4	39.5
Delek Logistics Notes (3)	245.2	244.7
Reliant Bank Revolver	50.0	50.0
Promissory Notes	20.0	45.0
	2,454.9	2,067.1
Less: Current portion of long-term debt and notes payable	33.4	36.4
	$2,421.5	$2,030.7

(1)	Net of deferred financing costs of $3.2 million and $3.5 million and debt discount of $26.0 million and $12.5 million at June 30, 2020 and December 31, 2019, respectively.

(2)	Net deferred financing costs of $0.2 million and $0.3 million and debt discount of $0.2 million and $0.2 million at June 30, 2020 and December 31, 2019, respectively.

(3)	Net of deferred financing costs of $3.6 million and $4.0 million and debt discount of $1.2 million and $1.3 million at June 30, 2020 and December 31, 2019, respectively.

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

23 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

On May 22, 2019 (the "First Incremental Effective Date"), we amended the Term Loan Credit Facility agreement pursuant to the terms of the First Incremental Amendment to Term Loan Credit Agreement (the "Incremental Amendment"). Pursuant to the Incremental Amendment, the Company borrowed $250.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”) at an original issue discount of 0.75%, increasing the aggregate principal amount of loans outstanding under the Term Loan Credit Facility on the First Incremental Effective Date to $943.0 million. On November 12, 2019 (the "Second Incremental Effective Date"), we amended the Term Loan Credit facility agreement pursuant to the terms of the Second Incremental Amendment to the Term Loan Credit Agreement (the "Second Incremental Amendment") and borrowed $150.0 million in aggregate principal amount of incremental term loans (the "Incremental Loans") at an original issue discount of 1.21%, increasing the aggregate principal amount of loans outstanding under the Term Loan Credit Facility on the Second Incremental Effective Date to $1,088.3 million. The terms of the Incremental Term Loans and Incremental Loans are substantially identical to the terms applicable to the initial term loans under the Term Loan Credit Facility borrowed in March 2018. There are no restrictions on the Company's use of the proceeds of the Incremental Term Loans and Incremental Loans. The proceeds may be used for (i) reducing utilizations under the Revolving Credit Facility, (ii) general corporate purposes and (iii) paying transaction fees and expenses associated with the incremental amendments.
On May 19, 2020, we amended the Term Loan Credit Facility agreement and borrowed $200.0 million in aggregate principal amount of incremental term loans (the “Third Incremental Term Loan”) at an original issue discount of 7.00%. The Third Incremental Term Loan constitutes a separate class of term loan (the "Class B Loan") under the Term Loan Credit Facility from those initially borrowed in March 2018 and the incremental term loans borrowed in May 2019 and November 2019 (collectively, the "Class A Loans"). Delek will be required to pay a make-whole prepayment fee if the Third Incremental Term Loan is prepaid pursuant to an optional prepayment, in connection with a non-permitted debt issuance or in connection with an acceleration within one year of the incurrence of the Third Incremental Term Loan. Delek may voluntarily prepay the outstanding Third Incremental Term Loans at any time subject to customary “breakage” costs with respect to LIBOR loans and subject to a prepayment premium of 1.0% in connection with certain customary repricing events that may occur during the period from the day after the first anniversary of the Third Incremental Term Loan through the second anniversary of the Third Incremental Term Loan. The other terms of the Third Incremental Term Loan are substantially identical to the terms applicable to the Class A Loans. The proceeds of the Third Incremental Term Loan may be used (i) for general corporate purposes and (ii) to pay transaction fees and expenses associated with the Third Incremental Term Loan.
Interest and Unused Line Fees
The interest rates applicable to borrowings under the Term Loan Credit Facility and the Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to either, at Delek’s option, (i) a base rate, plus an applicable margin, or (ii) a reserve-adjusted LIBOR, plus an applicable margin (or, in the case of Revolving Credit Facility borrowings denominated in Canadian dollars, the Canadian dollar bankers' acceptances rate ("CDOR")). The initial applicable margin for all Term Loan Credit Facility borrowings was 1.50% per annum with respect to base rate borrowings and 2.50% per annum with respect to LIBOR borrowings. On October 26, 2018, Delek entered into an amendment to the Term Loan Credit Facility (the “First Amendment”) to reduce the margin on certain borrowings under the Term Loan Credit Facility and incorporate certain other changes. The First Amendment decreased the applicable margins for Class A Loans under (i) Base Rate Loans from 1.50% to 1.25% and (ii) LIBOR Rate Loans from 2.50% to 2.25%, as such terms are defined in the Term Loan Credit Facility. Class B Loans incurred under the Third Incremental Term Loan bear interest at a rate that is determined, at the Company’s election, at LIBOR or at base rate, in each case, plus an applicable margin of 5.50% with respect to LIBOR borrowings and 4.50% with respect to base rate borrowings. Additionally, Class B loans that are LIBOR borrowings are subject to a minimum LIBOR rate floor of 1.00%.
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
In addition, the Revolving Credit Facility requires Delek to pay an unused line fee on the average amount of unused commitments thereunder in each quarter, which the fee is at a rate of 0.25% or 0.375% per annum, depending on average commitment usage for such quarter. As of June 30, 2020, the unused line fee was 0.375% per annum.
Maturity and Repayments
The Revolving Credit Facility will mature and the commitments thereunder will terminate on March 30, 2023. The Term Loan Credit Facility matures on March 30, 2025 and requires scheduled quarterly principal payments on the last business day of the applicable quarter. Pursuant to the Incremental Amendment, quarterly payments increased from $1.75 million to $2.38 million. Pursuant to the Second Incremental Amendment, the quarterly payments increased to $2.75 million commencing with December 31, 2019. Additionally, the Term Loan Credit Facility requires prepayments by Delek with the net cash proceeds from certain debt incurrences, asset dispositions and insurance or condemnation events with respect to Delek’s assets, subject to certain exceptions, thresholds and reinvestment rights. The Term Loan Credit Facility also requires annual prepayments with a variable percentage of Delek’s excess cash flow, ranging from 50.0% to 0% depending on Delek’s consolidated fiscal year end secured net leverage ratio. The Third Incremental Term Loan requires quarterly payments on the Class B Loans of $0.5 million commencing June 30, 2020.

24 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Additional Information
At June 30, 2020, the weighted average borrowing rate under the Revolving Credit Facility was 3.50% and was comprised entirely of a base rate borrowing, and the principal amount outstanding thereunder was $100.0 million. Additionally, there were letters of credit issued of approximately $204.6 million as of June 30, 2020 under the Revolving Credit Facility. Unused credit commitments under the Revolving Credit Facility, as of June 30, 2020, were approximately $695.4 million.
At June 30, 2020, the weighted average borrowing rate under the Term Loan Credit Facility was approximately 3.06% comprised entirely of LIBOR borrowings, and the principal amount outstanding thereunder was $1,279.5 million. As of June 30, 2020, the effective interest rate related to the Term Loan Credit Facility was 3.44%.
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
At June 30, 2020, the weighted average borrowing rate under the term loan was approximately 3.18% comprised entirely of a LIBOR borrowing and the principal amount outstanding thereunder was $39.8 million. As of June 30, 2020, the effective interest rate related to the BHI Term Loan was 3.61%.
Delek Logistics Credit Facility
Prior to its amendment and restatement on September 28, 2018, Delek Logistics had a $700.0 million senior secured revolving credit agreement with Fifth Third Bank ("Fifth Third"), as administrative agent, and a syndicate of lenders (the "2014 Facility"). On September 28, 2018, Delek Logistics and all of its subsidiaries entered into a third amended and restated senior secured revolving credit agreement with Fifth Third as administrative agent and a syndicate of lenders (hereafter, the "Delek Logistics Credit Facility"). Under the terms of the Delek Logistics Credit Facility, among other things, the lender commitments were increased from $700.0 million to $850.0 million. The Delek Logistics Credit Facility also contains an accordion feature whereby Delek Logistics can increase the size of the credit facility to an aggregate of $1.0 billion, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
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
The Delek Logistics Credit Facility has a maturity date of September 28, 2023. Borrowings under the Delek Logistics Credit Facility bear interest at either a U.S. dollar prime rate, Canadian dollar prime rate, LIBOR, or a CDOR rate, in each case plus applicable margins, at the

25 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

election of the borrowers and as a function of draw down currency. The applicable margin in each case and the fee payable for the unused revolving commitments vary based upon Delek Logistics' most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the Delek Logistics Credit Facility. At June 30, 2020, the weighted average borrowing rate was approximately 2.78%. Additionally, the Delek Logistics Credit Facility requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2020, this fee was 0.40% on an annualized basis.
As of June 30, 2020, Delek Logistics had $750.0 million of outstanding borrowings under the Delek Logistics Credit Facility, with no letters of credit in place. Unused credit commitments under the Delek Logistics Credit Facility, as of June 30, 2020, were $100.0 million.
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
As of June 30, 2020, we had $250.0 million in outstanding principal amount under the Delek Logistics Notes. As of June 30, 2020, the effective interest rate related to the Delek Logistics Notes was 7.22%.
Reliant Bank Revolver
Delek has an unsecured revolving credit agreement with Reliant Bank (the "Reliant Bank Revolver"). On December 16, 2019, we amended the Reliant Bank Revolver to extend the maturity date from June 28, 2020 to June 30, 2022, reduce the fixed interest rate from 4.75% to 4.50% per annum and increase the revolver commitment amount from $30.0 million to $50.0 million. There were no other significant changes to the agreement. The revolving credit agreement requires us to pay a quarterly fee of 0.50% on an annualized basis on the average unused revolving commitment. As of June 30, 2020, we had $50.0 million outstanding and had no unused credit commitments under the Reliant Bank Revolver.
Promissory Notes
Delek has four notes payable (the "Promissory Notes") with various assignees of Alon Israel Oil Company, Ltd., the holder of a predecessor consolidated promissory note, which bear interest at a fixed rate of 5.50% per annum and which, collectively, require annual principal amortization payments of $25.0 million to be made each January through 2020, followed by a final principal amortization payment of $20.0 million at maturity on January 4, 2021. As of June 30, 2020, a total principal amount of $20.0 million was outstanding under the Promissory Notes.
Restrictive Covenants
Under the terms of our Revolving Credit Facility, Term Loan Credit Facility, Delek Logistics Credit Facility, Delek Logistics Notes, Reliant Bank Revolver and BHI Agreement, we are required to comply with certain usual and customary financial and non-financial covenants. The terms and conditions of the Revolving Credit Facility include periodic compliance with a springing minimum fixed charge coverage ratio financial covenant if excess availability under the revolver borrowing base is below certain thresholds, as defined in the credit agreement. The Term Loan Credit Facility does not have any financial maintenance covenants. We believe we were in compliance with all covenant requirements under each of our credit facilities as of June 30, 2020.
Certain of our debt facilities contain limitations on the incurrence of additional indebtedness, making of investments, creation of liens, dispositions and acquisitions of assets, and making of restricted payments and transactions with affiliates. These covenants may also limit the payment, in the form of cash or other assets, of dividends or other distributions, or the repurchase of shares with respect to the equity of certain of our subsidiaries. Additionally, some of our debt facilities limit our ability to make investments, including extensions of loans or advances to, or acquisitions of equity interests in, or guarantees of obligations of, certain other entities.

26 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales pursuant to ASC 815 and are not accounted for as derivative instruments. Rather, such forward contracts are accounted for under other applicable GAAP. Forward contracts entered into for trading purposes that do not meet the normal purchases, normal sales exception are accounted for as derivative instruments at fair value with changes in fair value recognized in earnings in the period of change. As of June 30, 2020 and December 31, 2019, and for the three and six months ended June 30, 2020 and June 30, 2019, all of our forward contracts that were accounted for as derivative instruments primarily consisted of contracts related to our Canadian crude trading operations. Since Canadian crude trading activity is not related to managing supply or pricing risk of the actual inventory that will be used in production, such unrealized and realized gains and losses are recognized in other operating income, net rather than cost of materials and other on the accompanying condensed consolidated statements of income.
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
As of June 30, 2020, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
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
The following table presents the fair value of our derivative instruments as of June 30, 2020 and December 31, 2019. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 10 for further information regarding the fair value of derivative instruments (in millions).

27 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

		June 30, 2020		December 31, 2019
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives(1)	Other current assets	$1,364.3	$(1,316.4)	$188.9	$(202.1)
Commodity derivatives(1)	Other current liabilities	407.3	(426.8)	24.4	(34.0)
Commodity derivatives(1)	Other long-term liabilities	366.3	(369.1)	23.4	(24.8)
RIN commitment contracts(2)	Other current assets	4.1	—	0.6	—
RIN commitment contracts(2)	Other current liabilities	—	(4.3)	—	(1.9)

Derivatives designated as hedging instruments:
Commodity derivatives (1)	Other current assets	4.5	(2.7)	3.4	(2.0)
Commodity derivatives (1)	Other long-term assets	—	—	0.2	(0.1)
Total gross fair value of derivatives		$2,146.5	$(2,119.3)	$240.9	$(264.9)
Less: Counterparty netting and cash collateral(3)		2,081.2	(2,092.8)	210.7	(249.5)
Total net fair value of derivatives		$65.3	$(26.5)	$30.2	$(15.4)

(1)
As of June 30, 2020 and December 31, 2019, we had open derivative positions representing 289,196,954 and 86,484,065 barrels, respectively, of crude oil and refined petroleum products. Of these open positions, contracts representing 180,000 and 600,000 barrels were designated as cash flow hedging instruments as of June 30, 2020 and December 31, 2019, respectively. Additionally, as of June 30, 2020 and December 31, 2019, we had open derivative positions representing 50,830,000 and 40,050,000 One Million British Thermal Units, ("MMBTU") of natural gas products, respectively.

(2)	As of June 30, 2020 and December 31, 2019, we had open RIN commitment contracts representing 103,400,000 and 147,000,000 RINs, respectively.

(3)	As of June 30, 2020 and December 31, 2019, $11.5 million and $38.8 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.
Total gains on our hedging derivatives and RIN commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Losses) gains on commodity derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$(156.6)	$45.5	$(91.0)	$84.4
(Losses) gains on commodity derivatives not designated as hedging instruments recognized in other operating income, net (1) (2)	(3.7)	2.8	7.9	0.5
Realized losses (gains) reclassified out of accumulated other comprehensive income and into cost of materials and other on commodity derivatives designated as cash flow hedging instruments	2.2	(14.8)	2.9	(33.9)
Total (losses) gains	$(158.1)	$33.5	$(80.2)	$51.0

(1)
Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized (losses) gains of $(23.4) million and $28.6 million for the three and six months ended June 30, 2020, respectively, and $(3.6) million and $(30.7) million for the three and six months ended June 30, 2019, respectively. Of these amounts, approximately $33.4 million and $(0.8) million as of June 30, 2020 and June 30, 2019, respectively, represent unrealized gains (losses) where the instrument has matured but where it has not cash settled as of period end. Derivative instruments that have matured but not cash settled at the balance sheet date continue to be reflected in derivative assets or liabilities on our balance sheet.

(2)	See separate table below for disclosures about "trading derivatives."

The effect of cash flow hedge accounting on the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gain (loss) on cash flow hedging relationships recognized in cost of materials and other:
Commodity contracts:
Hedged items	$(2.2)	$14.8	$(2.9)	$33.9
Derivative designated as hedging instruments	2.2	(14.8)	2.9	(33.9)
Total	$—	$—	$—	$—

28 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2020 or 2019. Gains (losses), net of tax, on settled commodity contracts of $1.7 and $2.3 million during the three and six months ended June 30, 2020, respectively, and $(11.7) million and $(26.8) million during the three and six months ended June 30, 2019, respectively, were reclassified into cost of materials and other in the condensed consolidated statements of income. As of June 30, 2020, we estimate that $1.9 million of deferred gains related to commodity cash flow hedges will be reclassified into cost of materials and other over the next 12 months as a result of hedged transactions that are forecasted to occur.
Total (losses) gains on our trading physical forward contract derivatives (none of which were designated as hedging instruments) recorded in other operating income (expense), net on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Realized (losses) gains	$(1.2)	$0.8	$(2.9)	$4.7
Unrealized (losses) gains	0.3	—	(0.7)	2.1
Total	$(0.9)	$0.8	$(3.6)	$6.8

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
Investment commodities, which represent those commodities (generally crude oil) physically on hand as a result of trading activities with physical forward contracts, are valued using published market prices of the commodity on the applicable exchange and are, therefore, classified as Level 1. Such investment stores, included in other current assets on the condensed consolidated balance sheets, are maintained on a weighted average cost basis for determining realized gains and losses on physical sales under forward contracts, and ending balances are adjusted to fair value at each reporting date. The unrealized gain (loss) on commodity investments for the three and six months ended June 30, 2020 totaled $8.9 million and $1.0 million, respectively, and totaled $(1.0) million and $(2.0) million for the three and six months ended June 30, 2019, respectively.
In April 2020, we entered into a contract with the Department of Energy to deposit one million barrels of crude oil into one of the Strategic Petroleum Reserve ("SPR") storage locations where they will be stored on our behalf until October 2020 for a fee of approximately 100,000 barrels. The fee of 100,000 barrels was recorded as a prepaid asset at cost, and the right to receive the 900,000 barrels was recorded as a financial asset (the "Right to receive crude oil barrels"), measured at fair value based on the value of the underlying commodity using published market prices of the commodity on the applicable exchange. Such asset is, therefore, classified as Level 2. The unrealized gain on the underlying commodity related to the SPR financial asset for the three and six months ended June 30, 2020 of $9.7 million was recorded in other (income) expense, net.
Our RIN commitment contracts are future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These RIN commitment contracts are categorized as Level 2, and are measured at fair value based on quoted prices from an independent pricing service.
Our environmental credits obligation surplus or deficit is based on the amount of RINs or other emissions credits subject to fair value accounting that we must purchase, net of amounts internally generated and purchased and the price of those RINs or other emissions credits as of the balance sheet date, by refinery/obligor. The environmental credits obligation surplus or deficit is categorized as Level 2 if measured at fair value either directly through observable inputs or indirectly through market-corroborated inputs.

29 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of Delek's assets and liabilities that fall under the scope of ASC 825. As of and for the six months ended June 30, 2020 and 2019, we elected to account for our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. With respect to the amended and restated Supply and Offtake Agreements, such amendments being effective April 2020 for all the agreements, we apply fair value measurement as follows: (1) we determine fair value for our amended variable step-out liability based on changes in fair value related to market volatility based on a floating commodity-index price, and for our amended fixed step-out liability based on changes to interest rates and the timing and amount of expected future cash settlements where such obligation is categorized as Level 2. Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other, and changes in fair value due to interest rate risk are recorded as a component of interest expense in the condensed consolidated statements of income; and (2) we determine fair value of the commodity-indexed revolving over/short inventory financing liability based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2 and is presented in the current portion of the Obligation under Supply and Offtake Agreements on our condensed consolidated balance sheets. Gains (losses) related to the change in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income. Before the January 2020 amendments, we determined the fair value for the fixed price step-out liability based on changes to interest rates reflecting changes to the interest rate risk, with obligation categorized as Level 2.
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$2,142.4	$—	$2,142.4
Commodity investments	1.0	—	—	1.0
Right to receive crude oil barrels	—	35.7	—	35.7
RIN commitment contracts	—	4.1	—	4.1
Total assets	1.0	2,182.2	—	2,183.2
Liabilities
Commodity derivatives	—	(2,115.0)	—	(2,115.0)
RIN commitment contracts	—	(4.3)	—	(4.3)
Environmental credits obligation deficit	—	(56.6)	—	(56.6)
J. Aron supply and offtake obligations	—	(314.0)	—	(314.0)
Total liabilities	—	(2,489.9)	—	(2,489.9)
Net assets (liabilities)	$1.0	$(307.7)	$—	$(306.7)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$240.3	$—	$240.3
Investment commodities	12.1	—	—	12.1
RIN commitment contracts	—	0.6	—	0.6
Environmental credits obligation surplus	—	16.8	—	16.8
Total assets	12.1	257.7	—	269.8
Liabilities
Commodity derivatives	—	(263.0)	—	(263.0)
RIN commitment contracts	—	(1.9)	—	(1.9)
Environmental credits obligation deficit	—	(18.5)	—	(18.5)
J. Aron supply and offtake obligations	—	(477.3)	—	(477.3)
Total liabilities	—	(760.7)	—	(760.7)
Net assets (liabilities)	$12.1	$(503.0)	$—	$(490.9)

30 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of June 30, 2020 and December 31, 2019, $11.5 million and $38.8 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted in the financial statements with the net derivative positions with each counterparty. See Note 9 for further information regarding derivative instruments.

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
One of our Alon subsidiaries was the defendant in a legal action related to an easement dispute arising from a purchase of property that occurred in October 2013. In June 2019, the court found in favor of the plaintiffs and assessed damages against such subsidiary totaling $6.7 million, which is included as of June 30, 2020 in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet.
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
As of June 30, 2020, we have recorded an environmental liability of approximately $112.9 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $6.6 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.

31 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets. There were no material releases that occurred during the six months ended June 30, 2020, and five releases that occurred throughout the year 2019. Cleanup operations and site maintenance and remediation efforts on these and other releases are at various stages of completion. The majority of the remediation efforts for these releases are substantially complete or have received regulatory closure. With the exception of the Sulphur Springs release defined below, we expect regulatory closure in 2020 for the release sites that have not yet received it.
On October 3, 2019, a finished product release involving one of our pipelines occurred near Sulphur Springs, Texas (the "Sulphur Springs Release"). Cleanup operations and site maintenance and remediation on this release have been substantially completed where such costs incurred totaled $7.1 million during 2019. During the three and six months ended June 30, 2020, we incurred approximately $0.1 million and $0.3 million of additional costs related to final clean-up of this release, respectively. The release is currently in boom maintenance. Ground water monitoring wells were installed in the second quarter of 2020. We expect to conduct quarterly ground water monitoring for at least a year. Additionally, we will be conducting creek bed sediment sampling in the third quarter of 2020. We have filed suit in January 2020 against a third party contractor, seeking damages related to this release. We have not received notification that any legal action with respect to fines and penalties will be pursued by the regulatory agencies.
Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our consolidated statements of income.
Letters of Credit
As of June 30, 2020, we had in place letters of credit totaling approximately $204.6 million with various financial institutions securing obligations primarily with respect to our commodity transactions for the refining segment and certain of our insurance programs. There were no amounts drawn by beneficiaries of these letters of credit at June 30, 2020.

Note 12 - Income Taxes
Under ASC 740, Income Taxes (“ASC 740”) we used an estimated annual tax rate to record income taxes for the three and six months ended June 30, 2020 and June 30, 2019. Our effective tax rate was (57.3)% and 36.3% for the three and six months ended June 30, 2020, respectively, compared to 22.5% and 22.8% for the three and six ended June 30, 2019, respectively. The difference between the effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 was primarily due to tax benefit for federal tax credits attributable to the Company’s biodiesel blending operations that were re-enacted in December 2019, reversal of a valuation allowance for deferred tax assets in partnership investments due to changes in the future realizability of deferred tax basis differences, and expected net operating loss carryback provided under the CARES Act which allows the Company to recover federal taxes paid in prior years at a 35% tax rate creating a 14% tax rate benefit.
On March 27, 2020, the Coronavirus Aid Relief, and Economic Security Act (the "CARES Act") was enacted into law.  The Act includes several significant provisions for corporations, including the usage of net operating losses, interest deductions and payroll benefits.  The Company recognized $16.8 million of current federal income tax benefit for the three and six months ended June 30, 2020, attributable to anticipated tax refunds from net operating loss carryback to prior 35% tax rate years under the CARES Act. Additionally, we recorded an income tax receivable totaling $193 million as of June 30, 2020 related to the net operating loss carryback, which we expect to collect in the first half of 2021.

Note 13 - Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 5 ). Transactions with our related parties were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Revenues (1)	$22.2	$21.2	$29.9	$28.2
Cost of materials and other (2)	$11.4	$7.2	$20.5	$13.2

(1)	Consists primarily of asphalt sales which are recorded in corporate, other and eliminations segment.

(2)	Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

32 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 14 - Other Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	June 30, 2020	December 31, 2019
Income and other tax receivables	$198.5	$61.9
Short-term derivative assets (see Note 9)	65.2	30.2
RINs assets	54.5	14.5
Right to receive crude oil barrels (see Note 10)	35.7	—
Prepaid expenses	20.1	21.9
Environmental Credits Obligation surplus (see Note 10)	6.8	16.8
Biodiesel tax credit (see Note 2)	1.5	97.5
Investment commodities	1.0	12.1
Other	6.7	13.8
Total	$390.0	$268.7

The detail of other non-current assets is as follows (in millions):

Other Non-Current Assets	June 30, 2020	December 31, 2019
Supply and Offtake receivable	$32.7	$32.7
Other equity Investments	10.4	8.9
Deferred financing costs	7.5	8.5
Long-term derivative assets (see Note 9)	—	0.1
Other	13.8	17.6
Total	$64.4	$67.8

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	June 30, 2020	December 31, 2019
Income and other taxes payable	90.8	119.6
Product financing agreements	83.1	21.1
Crude purchase liabilities	70.0	72.1
Environmental Credits Obligation deficit (see Note 10)	68.6	18.5
Short-term derivative liabilities (see Note 9)	23.7	14.1
Employee costs	22.0	47.6
Environmental liabilities (see Note 11)	6.6	8.2
Interest payable	5.2	8.8
Tank inspection liabilities	5.1	5.6
Accrued utilities	4.1	4.4
Other	30.1	26.8
Total	$409.3	$346.8

33 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The detail of other non-current liabilities is as follows (in millions):

Other Non-Current Liabilities	June 30, 2020	December 31, 2019
Liability for unrecognized tax benefits	$12.9	$12.1
Tank inspection liabilities	9.9	9.9
Pension and other postemployment benefit liabilities, net	3.8	5.3
Long-term derivative liabilities (see Note 9)	2.8	1.4
Other	4.4	2.2
Total	$33.8	$30.9

Note 15 - Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 and Alon USA Energy, Inc. 2005 Long-Term Incentive Plans (collectively, the "Incentive Plans")
On May 5, 2020, the Company's stockholders approved an amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan that increased the number of shares of Common Stock available for issuance under this plan by 2,120,000 shares to 11,020,000 shares.
Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $5.0 million and $10.9 million for the three and six months ended June 30, 2020, respectively, and $6.6 million and $11.4 million for the three and six months ended June 30, 2019, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of June 30, 2020, there was $48.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.1 years.
We issued net shares of common stock of 143,044 and 246,463 as a result of exercised or vested equity-based awards during the three and six months ended June 30, 2020, respectively, and 139,057 and 383,623 for the three and six months ended June 30, 2019, respectively. These amounts are net of 68,944 and 130,449 shares withheld to satisfy employee tax obligations related to the exercises and vestings during the three and six months ended June 30, 2020, respectively, and 153,940 and 324,076 for the three and six months ended June 30, 2019, respectively.
Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") was adopted by the Delek Logistics GP, LLC board of directors in connection with the completion of Delek Logistics' initial public offering in November 2012. The LTIP is administered by the Conflicts Committee of the board of directors of Delek Logistics' general partner.

Note 16 - Shareholders' Equity
Dividends
During the six months ended June 30, 2020, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
February 24, 2020	$0.31	March 10, 2020	March 24, 2020
May 4, 2020	$0.31	May 20, 2020	June 3, 2020

Stock Repurchase Program
On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases are made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. During the six months ended June 30, 2020, 58,713 shares of our common stock were repurchased for a total of $1.9 million. No repurchases of our common stock were made in the three months

34 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

ended June 30, 2020. During the three and six months ended June 30, 2019, we repurchased 1,647,078 and 2,938,722 shares of our common stock for a total of $58.6 million and $104.8 million, respectively. As of June 30, 2020, there was $229.7 million of authorization remaining under Delek's aggregate stock repurchase program.
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

Note 17 - Employees
Postretirement Benefits
The net periodic (benefit) cost for our postretirement benefit plans was not material for the three and six months ended June 30, 2020 or 2019. Additionally, our estimated contributions to our pension plans during 2020 have not changed significantly from amounts previously disclosed in the notes to the consolidated financial statements for the year ended December 31, 2019.

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
As of June 30, 2020, $27.3 million of our net property, plant, and equipment balance is subject to an operating lease. This agreement does not include options for the lessee to purchase our leasing equipment, nor does it include any material residual value guarantees or material restrictive covenants. The agreement includes a one year renewal option and certain variable payment based on usage.

35 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents additional information related to our operating leases in accordance ASC 842, Leases ("ASC 842"):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Lease Cost
Operating lease costs	$15.9	$17.1	$31.6	$30.6
Short-term lease costs (1)	6.1	3.7	13.7	7.3
Sublease income	(2.0)	(2.8)	(3.9)	(4.5)
Net lease costs	$20.0	$18.0	$41.4	$33.4

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(15.9)	$(17.1)	$(31.6)	$(30.6)
Leased assets obtained in exchange for new operating lease liabilities	$15.4	$8.1	$22.2	$8.1

			June 30, 2020
Weighted-average remaining lease term (years) operating leases			6.4
Weighted-average discount rate operating leases (2)			6.0%
(1) Includes an immaterial amount of variable lease cost.
(2) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

Note 19 - Subsequent Events
Dividend Declaration
On August 3, 2020, our Board of Directors voted to declare a quarterly cash dividend of $0.31 per share of our common stock, payable on September 3, 2020 to shareholders of record on August 19, 2020.

36 |

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
The Company announces material information to the public about the Company, its products and services and other matters through a variety of means, including filings with the Securities and Exchange Commission, press releases, public conference calls, the Company’s website (www.delekus.com), the investor relations section of its website (ir.delekus.com), the news section of its website (www.delekus.com/news), and/or social media, including its Twitter account (@DelekUSHoldings). The Company encourages investors and others to review the information it makes public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.
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

•
changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments,including current and future restrictions on commercial and economic activities in response to the COVID-19 Pandemic;

•
the possibility of inefficiencies, curtailments, or shutdowns in refinery operations or pipelines, whether due to infection in the workforce or in response to reductions in demand as a result of the COVID-19 Pandemic;

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

•
the unprecedented market environment and economic effects of the COVID-19 pandemic, including uncertainty regarding the timing, pace and extent of economic recovery in the United States due to the COVID-19 Pandemic;

•
general economic and business conditions affecting the southern, southwestern and western United States, particularly levels of spending related to travel and tourism and the ongoing and future impacts of the COVID-19 Pandemic;

•	volatility under our derivative instruments;

37 |

Management's Discussion and Analysis

•	deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties);

•	unanticipated increases in cost or scope of, or significant delays in the completion of, our capital improvement and periodic turnaround projects;

•	risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;

•	operating hazards, natural disasters, casualty losses and other matters beyond our control;

•	increases in our debt levels or costs;

•	possibility of accelerated repayment on a portion of the J. Aron S&O liability if the purchase price adjustment feature triggers a change on the re-pricing dates;

•	changes in our ability to continue to access the credit markets;

•	compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;

•	the inability of our subsidiaries to freely make dividends, loans or other cash distributions to us;

•	seasonality;

•	acts of terrorism (including cyber-terrorism) aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;

•	future decisions by OPEC+ members regarding production and pricing and disputes between OPEC+ members regarding such;

•	disruption, failure, or cybersecurity breaches affecting or targeting our IT systems and controls, our infrastructure, or the infrastructure of our cloud-based IT service providers;

•	changes in the cost or availability of transportation for feedstocks and refined products; and

•	other factors discussed under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and in our other filings with the SEC.
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
The recent outbreak of COVID-19 and its development into a pandemic in March 2020 (the "COVID-19 Pandemic" or the "Pandemic") has resulted in significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through both voluntary and mandated social distancing, curfews, shutdowns and expanded safety measures have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity which has had a significant impact on the nature and extent of travel. The COVID-19 Pandemic has had a devastating impact on the airline industry, dramatically reducing the number of domestic flights and, due to foreign travel bans and immigration restrictions abroad as well as traveler concerns over exposure, virtually eliminating international travel originating from the U.S to many parts of the world. Additionally, the COVID-19 Pandemic has had a significant negative impact on motor vehicle use at a time when seasonal driving patterns typically result in an increase of consumer demand for gasoline. As a result, there has also been a decline in the demand for, and thus also the market prices of, crude oil and certain of our products, particularly our refined petroleum products and most notably gasoline and jet fuel. In April and June 2020, agreements were reached to cut oil production between the members of the Organization of Petroleum Exporting Countries ("OPEC") and other leading oil producing countries (together with OPEC, “OPEC+”), as part of the efforts to resolve the oil production disputes that significantly affected crude oil prices beginning in the first quarter of 2020 (the "OPEC Production Disputes"), and to provide stability in the oil markets. While OPEC+ have reached an agreement to cut oil production, the uncertainty about the duration of the COVID-19 Pandemic has caused storage constraints in the United States resulting from over-supply of produced oil. Based on these conditions and events, downward pressure on commodity prices, crack spreads and demand remains a significant risk and could continue for the foreseeable future.

38 |

Management's Discussion and Analysis

During the latter part of the second quarter of 2020, governmental authorities in various states across the U.S., particularly those in our Permian Basin and U.S. Gulf Coast regions, began to lift many of the restrictions created by actions taken to slow down the spread of COVID-19. These actions have resulted in an increase in the level of individual movement and travel and, in turn, an increase in the demand and market prices for some of our products relative to late March 2020. However, many of the states where such restrictions were lifted have recently experienced a marked increase in the spread of COVID-19 and many governmental authorities in such areas have responded by reimposing certain restrictions they had previously lifted. This response, as well as the increased infection rates, impacts regions that we serve and could significantly impact demand in ways that we cannot predict. Additionally, increased infection rates could impact our refining, logistics and retail operations, particularly in high-infection states, if our employees are personally affected by the illness, both through direct infection and quarantine procedures.
During the three and six months ended June 30, 2020, Delek has experienced the impact on demand and pricing of these unprecedented conditions, most notably in our refining segment. Our business and our second quarter 2020 results reflect the impact of decreased demand combined with crack spreads that are 62% to 76% lower, on average, compared to the same quarter in the prior year. We have also experienced operational constraints as well, including COVID-19 infections at certain of our company locations that have resulted in re-imposed or expanded remote policies and quarantine protocols. And we continue to be faced with risk from our suppliers and customers who are facing similar challenges.
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

•
A decline in the market prices of refined products and feedstocks below the carrying value in our inventory may result in the adjustment of the value of our inventories to the lower market price and a corresponding loss on the value of our inventories (see also Note 1 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of specific financial statement risks);

•
The decline in demand for refined product could significantly impact the demand for throughput at our refineries, unfavorably impacting operating results at our refineries, and could impact the demand for storage, which could impact our logistics segment;

•
The decline in demand and margins impacting current results and forecasts could result in impairments in certain of our long-lived or indefinite-lived assets, including goodwill, or have other financial statement impacts that cannot currently be anticipated (see also Note 1 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of specific financial statement risks);

•	A significant reduction or suspension in U.S. crude oil production could adversely affect our suppliers and sources of crude oil;

•
An outbreak in one of our refineries, exacerbated by a limited pool of qualified replacements as well as quarantine protocols, could cause significant disruption in our production or, worst case, temporary idling of the facility;

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

•	Equity method investees may be significantly impacted by the COVID-19 Pandemic and/or the OPEC Production Disputes, which may increase the risk of impairment of those investments;

•	Access to capital markets may be significantly impacted by the volatility and uncertainty in the oil and gas market specifically which could restrict our ability to raise funds;

•
While our current liquidity needs are managed by existing facilities, sources of future liquidity needs may be impacted by the volatility in the debt market and the availability and pricing of such funds as a result of the COVID-19 Pandemic and the OPEC Production Disputes; and

•
The U.S. Federal Government has enacted certain stimulus and relief measures, including the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") passed on March 27, 2020, and is continuing to consider additional relief legislation. Beyond the direct impact of existing legislation on Delek in the current period, the extent to which the provisions of the existing or any future legislation will achieve its intention to stimulate or provide relief to the greater U.S. economy and/or consumer, as well as the impact and success of such efforts, remains unknown.

Other uncertainties related to the impact of the COVID-19 Pandemic as well as global geopolitical factors may exist that have not been identified or that are not specifically listed above, and could impact our future results of operations and financial position, the nature of which

39 |

Management's Discussion and Analysis

and the extent to which are currently unknown. Actions taken by OPEC+ in April and June 2020, including the agreement for management of crude oil supply in the hopes of contributing to market stabilization (the "Oil Production Cuts"), as well as the U.S. Federal Government's passage and/or enactment of additional stimulus and relief measures, as well as their future actions may impact the extent to which the risk underlying these uncertainties are realized. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under U.S. Generally Accepted Accounting Principles ("GAAP"), we have considered them in the preparation of our unaudited financial statements as of and for the six months ended June 30, 2020, which are included in Item 1, of this Quarterly Report on Form 10-Q.
In addition, management continues to actively respond to the impact of the COVID-19 Pandemic and the OPEC Production Disputes on our business. Such efforts include (but are not limited to) the following:

•	Reviewing planned production throughputs at our refineries and planning for the possibility of reductions;

•	Coordinating planned maintenance activities with possible downtime as a result of possible reductions in throughputs;

•	Searching for additional storage capacity if needed to store potential builds in crude oil or refined product inventories;

•	Reducing planned capital expenditures for 2020;

•	Suspending the share repurchase program until our internal parameters are met for resuming such repurchases;

•	Taking advantage of the income and payroll tax relief afforded to us by the CARES Act;

•	Implementing remote work measures and safety protocols at our refineries and other locations;

•	Reviewing dividend strategy to align with market changes and current economic conditions;

•	Identifying alternative financing solutions to enhance our access to sources of liquidity; and

•
Enacting cost reduction measures across the organization, including reducing contract services, reducing overtime and other employee related costs and reducing or eliminating non-critical travel which serves the dual purpose of also complying with recommendations made by the state and federal governments because of the COVID-19 Pandemic.

The extent to which our future results are affected by the COVID-19 Pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the Pandemic; additional actions by businesses and governments in response to the Pandemic, and the speed and effectiveness of responses to combat the virus. The COVID-19 Pandemic, and the volatile regional and global economic conditions stemming from the Pandemic, could also exacerbate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in this Form 10-Q. The COVID-19 Pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.
See also 'Risk Factors' in Part II, Item 1A. of this Quarterly Report on Form 10-Q for further discussion of risks associated with the COVID-19 Pandemic and the OPEC Production Disputes.
Pursuant to the provisions of the CARES Act, we recognized $16.8 million of current federal income tax benefit for the three and six months ended June 30, 2020, attributable to anticipated tax refunds from net operating loss carryback to prior 35% tax rate years. Additionally, we recorded an income tax receivable totaling $193 million as of June 30, 2020 related to the net operating loss carryback, which we expect to collect in the first half of 2021. Finally, we deferred $4.4 million of payroll tax payments under the provisions of the CARES Act during the six months ended June 30, 2020, which will be payable in equal installments in December 2021 and December 2022.

40 |

Management's Discussion and Analysis

Refining Overview
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day as of June 30, 2020. A high-level summary of the refinery activities is presented below:

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

Logistics Overview
Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and West Texas for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), where we owned a 69.1% interest (at June 30, 2020) in Delek Logistics and a 94.8% interest in the entity that owns the entire 2.0% general partner interest in Delek Logistics and all of the incentive distribution rights. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's pipelines and transportation business owns or leases capacity on approximately 400 miles of crude oil transportation pipelines, approximately 450 miles of refined product pipelines, an approximately 700-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 10.2 million barrels of active shell capacity. Our logistics segment owns and operates nine light product terminals and markets light products using third-party terminals. The logistics segment also has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. Additionally, on March 31, 2020, the logistics segment acquired from another of our segments approximately 200 miles of gathering and ancillary assets located in Howard, Borden and Martin Counties, Texas. In May 2020, the logistics segment acquired from another of our segments certain leased and owned tractors and trailers and related assets. The logistics segment owns or leases 273 tractors and 324 trailers used to haul primarily crude oil and other products for related and third parties.

41 |

Management's Discussion and Analysis

Retail Overview
Our retail segment at June 30, 2020 includes the operations of 253 owned and leased convenience store sites located primarily in Central and West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline and diesel under the DK or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and DK or Alon brand names pursuant to a license agreement with 7-Eleven, Inc. In November 2018, we terminated the license agreement with 7-Eleven, Inc. This agreement was amended in April 2020 to extend date for the required removal of all 7-Eleven branding on a store-by-store basis from December 31, 2021 to December 31, 2022. As of June 30, 2020, we have removed the 7-Eleven brand name at 57 of our store locations. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the termination. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In connection with our retail strategic initiatives, as of June 30, 2020, we have closed or sold 46 under-performing or non-strategic store locations of which one was closed during the six months ended June 30, 2020.
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

Corporate and Other Overview
Our corporate activities, results of certain immaterial operating segments, including our asphalt terminal operations, our recently commenced wholesale crude operations, and intercompany eliminations are reported in corporate, other and eliminations in our segment disclosures. Additionally, our corporate activities include certain of our commodity and other hedging activities.

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
In the face of the economic impact of the COVID-19 Pandemic and the OPEC Production Disputes, our overall strategy remains unchanged and continues to be focused on the following objectives:
I.     Safety and wellness.
II.    Reliability and integrity.
III.    Systems and processes.
IV.    Risk-based decision making.
V.     Positioning for growth.
In addition to the above, it continues to be a strategic and operational objective to manage price and supply risk related to crude oil that is used in refinery production, and to develop strategic sourcing relationships. For that purpose, from a pricing perspective, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. We also enter into future commitments to purchase or sell renewable identification numbers ("RINs") at fixed prices and quantities, which are used to manage the costs of our credits for commitments required by the U.S. Environmental Protection Agency ("EPA") to blend biofuels into fuel products ("RINs Obligation"). Additionally, from a sourcing perspective, we often enter into purchase and sale contracts with vendors and customers or take financial commodity positions for crude oil that may not be used immediately in production, but that may be used to manage the overall supply and availability of crude expected to ultimately be needed for production and/or to meet minimum requirements under strategic pipeline arrangements, and also to optimize and hedge availability risks associated with crude that we ultimately expect to use in production. Such transactions are inherently based on certain assumptions and judgments made about the current and possible future availability of crude. Therefore, when we take physical or financial positions for optimization purposes, our intent is generally to take offsetting positions in quantities and at prices that will advance these objectives while minimizing our positional and financial statement risk. However, because of the volatility of the market in terms of pricing and availability, it is possible that we may have material positions with timing differences or, more rarely, that we are unable to cover a position with an offsetting

42 |

Management's Discussion and Analysis

position as intended. Such differences could have a material impact on the classification of resulting gains/losses, assets or liabilities, and could also significantly impact net earnings.
With these objectives serving as our guiding principles, we are applying the short-term measures to mitigate the impact of the COVID-19 Pandemic and the OPEC Production Disputes described in the 'Business Overview' above. And with these objectives in mind, we have achieved the following successes to date in 2020:
2020 Developments
Transactions designed to maximize shareholder return
Dividend Declaration
On August 3, 2020, Delek's Board of Directors voted to declare a quarterly cash dividend of $0.31 per share, payable on September 3, 2020, to stockholders of record on August 19, 2020. Our previous quarterly cash dividend amounts ranged between $0.27 to $0.30 per share for dividends paid throughout 2019 and was $0.31 per share for the dividends paid during both the first and second quarters of 2020.
Share Repurchases
During the six months ended June 30, 2020, Delek repurchased 58,713 shares for an aggregate purchase price of $1.9 million under the most recent share repurchase plan which provided for repurchases of up to $500.0 million and was approved by the board on November 6, 2018. As of June 30, 2020, there remained $229.7 million available for repurchases under the most recent repurchase plan. In our efforts to conserve capital, for the time being we have suspended the repurchase of shares.
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
On February 21, 2020, we, through our wholly-owned direct subsidiary Delek Energy, entered into the W2W Holdings LLC ("HoldCo") Agreement with MPLX Operations LLC ("MPLX") (collectively, with its wholly-owned subsidiaries, the "WWP Project Financing Joint Venture" or the "WWP Project Financing JV"). The WWP Project Financing JV was created for the specific purpose of obtaining financing, through its wholly-owned subsidiary, W2W Finance LLC, to fund the majority of our combined capital calls resulting from and occurring during the construction period of the pipeline system under the WWP Joint Venture, and to service that debt. In connection with the arrangement, both Delek Energy and MPLX contributed their respective 15% ownership interests to the WWP Project Financing JV as collateral for and in service of the related project financing. Accordingly, distributions received from WWP through the WWP Project Financing JV will first be applied in service of the related project financing debt, with excess distributions being made to the members of the WWP Project Financing JV as provided for in the W2W Holdings LLC Agreement and as allowed under the project financing debt. The obligations of the members under the W2W Holdings LLC Agreement are guaranteed by the parents of the members of the WWP Project Financing JV (i.e., for the Delek member, the guarantee is from Delek US Holdings, Inc.). Our investment is accounted for as an equity method investment.
See further discussion in Note 5 of our condensed consolidated financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Increased Investment in Delek Logistics
Effective May 1, 2020, Delek through its wholly owned subsidiaries Lion Oil Company (“Lion Oil”) and Delek Refining, Ltd. (“Delek Refining”) contributed certain leased and owned tractors and trailers and related assets used in the provision of trucking and transportation services for crude oil, petroleum and certain other products throughout Arkansas, Oklahoma and Texas to Delek Trucking, LLC (“Delek Trucking”), a direct wholly owned subsidiary of Lion Oil. Following this contribution, Lion Oil sold all of the issued and outstanding membership interests in Delek Trucking (the “Acquisition”) to DKL Transportation, LLC (“DKL Transportation”), a wholly owned subsidiary of Delek Logistics. Promptly following the consummation of the Acquisition, Delek Trucking merged with and into DKL Transportation, with DKL Transportation continuing as the surviving entity. Total consideration for the Acquisition was approximately $48.0 million in cash, subject to certain post-closing adjustments, primarily financed with borrowings under Delek Logistics’ revolving credit facility.
Effective March 31, 2020, Delek Logistics, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Big Spring Gathering System, located in Howard, Borden and Martin Counties, Texas, from Delek. Delek Logistics will operate and maintain the Big Spring Gathering System connecting our interests in and to certain crude oil production with the Delek Logistics' Big Spring, Texas terminal and provide gathering, transportation and other related services. The total consideration was subject to certain post-closing adjustments and was comprised of $100.0 million in cash and 5.0 million common units representing limited partner interest in Delek Logistics. The cash component of this dropdown

43 |

Management's Discussion and Analysis

was financed with borrowings on the Delek Logistics Credit Facility (as defined in Note 8 of our condensed consolidated financial statements included in Item 1, Financial Statements).
Additionally, in March 2020, we purchased 451,822 of Delek Logistics limited partner units from a public investor for approximately $5.0 million. As a result of these transactions, our ownership in Delek Logistics' common limited partner units was increased to 70.5%. These continued investments enhance our ability to maximize the value of our logistics assets.
See further discussion in Note 4 of our condensed consolidated financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Sale of Bakersfield Non-Operating Refinery
On May 7, 2020, we sold our equity interests in Alon Bakersfield Property, Inc., an indirect wholly-owned subsidiary that owns our non-operating refinery located in Bakersfield, California, to a subsidiary of Global Clean Energy Holdings, Inc. (“GCE”) for total cash consideration of $40 million. As part of the transaction, GCE granted a call option to Delek to acquire up to a 33 1/3% interest in the acquiring subsidiary, GCE Acquisitions, exercisable by Delek through the 90th day after GCE demonstrates commercial operations, as contractually defined.
See Note 2 of our condensed consolidated financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Transactions designed to minimize the cost of capital/manage financial risk exposures
2020 Amendments to Supply and Offtake Agreements
In January 2020, we amended our three Supply and Offtake Agreements with J. Aron which applies to the El Dorado refinery, the Big Spring refinery and the Krotz Springs refinery so that the repurchase of Baseline Volumes at the end of the Supply and Offtake Agreement term (representing the "Baseline Step-Out Liability" or, collectively, the "Baseline Step-Out Liabilities") will be based on market-indexed price subject to commodity price risk with corresponding changes to underlying market-based indices and certain differentials. The amendments resulted in Baseline Step-Out Liabilities for which the fair value is no longer subject to interest rate risk but is now subject to commodity price volatility.
In April 2020, we amended and restated our three Supply and Offtake Agreements to amend and extend the terms to December 30, 2022, with J. Aron having the sole discretion to further extend to May 30, 2025 by providing at least six months notice prior to the maturity date. As part of this amendment, there were changes to the underlying market index, annual fee, the crude purchase fee, crude roll fees and timing of cash settlements related to periodic price adjustments on the fixed differential component of the Baseline Volume Step-Out Liabilities. The amendments provide us dedicated financing for the barrels covered through at least December 2022, and certain specific market-indexed provisions improve our ability to manage our exposure to commodity price volatility during the term of the Agreements.
See further discussion in Note 7 of our condensed consolidated financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
2020 Amendment to the Term Loan Credit Facility
On May 19, 2020, we amended the Term Loan Credit Facility agreement (as defined in Note 8 of our condensed consolidated financial statements included in Item 1, Financial Statements) and borrowed $200.0 million in aggregate principal amount of incremental term loans (the “Third Incremental Term Loan”) at an original issue discount of 7.00%, requiring quarterly principal amortization payments of $0.5 million commencing with June 30, 2020. The Third Incremental Term Loan constitutes a separate class of term loans under the Term Loan Credit Facility from those initially borrowed in March 2018 and the incremental term loans borrowed in May 2019 and November 2019. There are no restrictions on the Company's use of the proceeds of the Third Incremental Term Loan, and the proceeds may be used (i) for general corporate purposes and (ii) to pay transaction fees and expenses associated with the Third Incremental Term Loan.
See further discussion in Note 8 of our condensed consolidated financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

44 |

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
The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods in 2019 and for the two quarterly periods in 2020. As shown in the historical graph, WTI Midland crude prices have generally been favorable as compared to WTI Cushing, though that trend has reversed slightly in the fourth quarter 2019.

Crack Spreads
Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks and crude oil and refined products. Generally, crack spreads represent the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel.
The table below reflects the quarterly average Gulf Coast 5-3-2 Ultra Low Sulfur Diesel ("ULSD"), 3-2-1 and 2-1-1 crack spreads for each of the quarterly periods in 2019 and for the two quarterly periods in 2020. As the chart illustrates, the 3-2-1 crack spread has consistently outperformed the 5-3-2 and the 2-1-1 crack spreads. In such conditions, things being equal (i.e., near-capacity throughputs and no significant outages), our Big Spring refinery, whose benchmark is the 3-2-1 crack spread, should outperform our other refineries in terms of refining margin.

45 |

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
The charts below illustrate the quarterly average prices of Gulf Coast Gasoline, U.S. High Sulfur Diesel and U.S. Ultra Low Sulfur Diesel for each of the quarterly periods in 2019 and for the two quarterly periods in 2020.

Crude Pricing Differentials
As U.S. crude oil production has increased over recent years, domestic producers have benefited from the discount for WTI Cushing compared to Brent, a global benchmark crude. This generally leads to higher margins in our refineries, as refined product prices are influenced by Brent crude prices and the majority of our crude supply is WTI-linked. Because of our positioning in the Permian basin, we are even further benefited by discounts in the WTI Midland/WTI Cushing differential. When these discounts shrink or become premiums, our reliance on WTI-linked crude pricing, and specifically WTI Midland crude can negatively impact our results. Conversely, as these price discounts increase, so does our competitive advantage, created by our access to WTI-linked crude oil pricing, and specifically WTI Midland crude sources through our gathering systems.
The chart below illustrates the differentials of both Brent crude oil and WTI Midland crude oil as compared to WTI Cushing crude oil as well as WTI Cushing as compared to Louisiana Light Sweet crude oil ("LLS") for each of the quarterly periods in 2019 and for the two quarterly periods in 2020.

46 |

Management's Discussion and Analysis

RIN Volatility
Environmental regulations continue to affect our margins in the form of volatility in the cost of RINs. On a consolidated basis, we work to balance the cost of our RINs Obligation in order to minimize the effect of RINs on our results. While we generate RINs in both our refining and logistics segments through our ethanol blending and biodiesel production, our refining segment needs to purchase additional RINs to satisfy its obligations. As a result, increases in the price of RINs generally adversely affect our results of operations. It is not possible at this time to predict with certainty what future volumes or costs may be, but given the volatile price of RINs, the cost of purchasing sufficient RINs could have an adverse impact on our results of operations if we are unable to recover those costs in the price of our refined products. The chart below illustrates the volatility in RINs prices over several quarterly periods, beginning with the first quarter of 2019 through the second quarter of 2020.

47 |

Management's Discussion and Analysis

Contractual Obligations
Information regarding our known contractual obligations and commercial commitments of the types described below as of June 30, 2020, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable obligations	$33.4	$215.4	$2,240.5	$—	$2,489.3
Interest(1)	85.2	164.2	97.5	—	346.9
Operating lease commitments(2)	53.2	74.1	42.9	54.2	224.4
Purchase commitments(3)	359.7	—	—	—	359.7
Transportation agreements(4)	106.1	212.1	101.4	62.5	482.1
J. Aron supply and offtake obligations (5)	15.5	238.3	—	—	253.8
Total	$653.1	$904.1	$2,482.3	$116.7	$4,156.2
(1) Expected interest payments on debt outstanding at June 30, 2020. Floating interest rate debt is calculated using June 30, 2020 rates. For additional information, see Note 8 to of our condensed consolidated financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of June 30, 2020.
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
(5) Balances consists of contractual obligations under the J. Aron Supply and Offtake Agreements, including annual fees and principal obligation for the Baseline Volume Step-Out Liability. For additional information, see Note 7 to of our condensed consolidated financial statements included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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
During the six months ended June 30, 2020, we updated our critical accounting policies to include accounting policies that have become critical as a result of new transactions. Accordingly, we are adding a critical accounting policy related to evaluating variable interest entities to reflect the significant judgment that is involved when determining whether an entity is a variable interest entity ("VIE") and evaluating whether we are the primary beneficiary in connection with our new investment in W2W Holdings LLC. See Note 5 of the condensed consolidated financial statements in Item 1, Financial Statements for discussion of our investment in W2W Holdings LLC and the related accounting treatment.
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

48 |

Management's Discussion and Analysis

Additionally, due to the economic and industry impact of the COVID-19 Pandemic and the OPEC Production Disputes, we also modified the application of certain of our critical accounting policies during and as of the six months ended June 30, 2020 as follows:
Goodwill and Potential Impairment
Our annual goodwill impairment analysis is performed during the fourth quarter of each year. Under Accounting Standards Codification ("ASC") ASC 350, Intangibles - Goodwill and Other, goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
During the six months ended June 30, 2020, we have identified two significant events that adversely affected the global economy and the oil and gas industry. These two events are the COVID-19 Pandemic and the OPEC Production Disputes (previously defined), both of which had the secondary effect of impacting prices of crude oil and refined products as well as supply and demand for crude oil and refined products, and triggered several identified uncertainties, as discussed in the 'Business Overview' section of Management's Discussion and Analysis. Our assessment was performed based on the events that had occurred through June 30, 2020 and excluded developments that occurred in the subsequent period, including but not limited to government-imposed temporary business closures and voluntary shelter-at-home directives as well as developments in production discussions between global oil producers, and the effect thereof. In order to determine whether these events, including the developments around such events that had occurred through June 30, 2020 and our assumptions about future periods based on those events and related developments, would more likely than not reduce the fair value of a reporting unit below its carrying amount, we performed certain analyses on the most significant inputs in our valuation model to evaluate the impact of these events on the fair value of our reporting units. This included sensitivity analysis and stress testing on certain of our inputs to our valuation model, including the weighted-average cost of capital, the throughput volume, and the crack spread, which is based on the crude and refined product markets. Based on our analyses, we determined that there is not an indicator that fair value is more likely than not to have declined below carrying value as of June 30, 2020.
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

49 |

Management's Discussion and Analysis

Non-GAAP Reconciliations
The following table provides a reconciliation of refining margin to the most directly comparable U.S.GAAP measure, gross margin:
Reconciliation of refining margin to gross margin

Refining Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$1,077.0	$2,367.8	$2,804.9	$4,459.8
Cost of sales	1,062.1	2,202.9	3,117.6	4,024.1
Gross margin	14.9	164.9	(312.7)	435.7
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	88.7	115.0	200.4	236.0
Depreciation and amortization	44.8	33.2	82.0	64.3
Refining margin	$148.4	$313.1	$(30.3)	$736.0

Summary Financial and Other Information
The following table provides summary financial data for Delek:
Statement of Operations Data (in millions)

Consolidated
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$1,535.5	$2,480.3	$3,356.7	$4,680.2
Total operating costs and expenses	1,512.7	2,346.0	3,695.4	4,323.5
Operating income (loss)	22.8	134.3	(338.7)	356.7
Total non-operating (income) expense, net	(39.8)	25.1	(11.2)	47.3
Income (loss) before income tax (benefit) expense	62.6	109.2	(327.5)	309.4
Income tax (benefit) expense	(35.9)	24.6	(119.0)	70.4
Income (loss) from continuing operations, net of tax	98.5	84.6	(208.5)	239.0
Loss from discontinued operations, net of tax	—	(0.8)	—	(0.8)
Net income (loss)	98.5	83.8	(208.5)	238.2
Net income attributed to non-controlling interests	10.8	6.5	18.2	11.6
Net income (loss) attributable to Delek	$87.7	$77.3	$(226.7)	$226.6

We report operating results in three reportable segments:

•	Refining

•	Logistics

•	Retail
Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin which is defined as net revenues less costs of materials and other and operating expenses, excluding depreciation and amortization.

50 |

Management's Discussion and Analysis

Results of Operations
Consolidated Results of Operations — Comparison of the Three and Six Months Ended June 30, 2020 versus the Three and Six Months Ended June 30, 2019
Net Loss
Q2 2020 vs. Q2 2019
Consolidated net income for the second quarter of 2020 was $98.5 million compared to $83.8 million for the second quarter of 2019. Consolidated net income attributable to Delek for the second quarter of June 30, 2020 was $87.7 million, or $1.19 per basic share, compared to $77.3 million, or $1.01 per basic share, for the second quarter 2019. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.
YTD 2020 vs. YTD 2019
Consolidated net loss for the six months ended June 30, 2020 was $208.5 million compared to net income of $238.2 million for the six months ended June 30, 2019. Consolidated net loss attributable to Delek for the six months ended June 30, 2020 was $226.7 million, or $(3.08) per basic share, compared to net income of $226.6 million, or $2.94 per basic share, for the six months ended June 30, 2019. Explanations for significant drivers impacting net loss as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
Q2 2020 vs. Q2 2019
In the second quarters of 2020 and 2019, we generated net revenues of $1,535.5 million and $2,480.3 million, respectively, a decrease of $944.8 million, or 38.1%. The decrease in net revenues was primarily driven by the following factors:

•
in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 54.7%, ultra-low sulfur diesel of 53.1%, and high-sulfur diesel of 59.4% combined with a decrease in barrels sold (both refined and purchased) of 1.8 million barrels;

•
in our retail segment, decreases in fuel sales volumes due to demand slowdown as a result of COVID-19 Pandemic and reduction in average number of stores, as well as a 31.7% decrease in average price charged per gallon; partially offset by increase in merchandise sales; and

•
in our logistics segment, decreases in average price per gallon sold combined with decreases in sales volumes in our West Texas marketing operations; partially offset by increased revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions.

YTD 2020 vs. YTD 2019
For the six months ended June 30, 2020 and 2019, we generated net revenues of $3,356.7 million and $4,680.2 million, respectively, a decrease of $1,323.5 million, or 28.3%. The decrease in net revenues was primarily driven by the following factors:

•	in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 38.5%, ultra-low sulfur diesel of 37.7%, and high-sulfur diesel of 41.5%;

•
in our retail segment, decreases in fuel sales volumes due to demand slowdown as a result of COVID-19 Pandemic and reduction in average number of stores, as well as a 17.1% decrease in average price charged per gallon; partially offset by an increase in merchandise sales; and

•
in our logistics segment, decreases in average price per gallon sold in our West Texas marketing operations; partially offset increased revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions, and increased throughputs at our SALA gathering system and Magnolia pipeline.

Cost of Materials and Other
Q2 2020 vs. Q2 2019
Cost of materials and other was $1,277.8 million for the second quarter of 2020 compared to $2,067.7 million for the second quarter of 2019, a decrease of $789.9 million, or 38.2%. The net decrease in cost of materials and other was primarily driven by the following:

•
a narrowing of crude oil differentials during the second quarter where the Midland WTI crude oil differential to Brent crude oil was an average discount of $3.58 per barrel compared to $10.88 per barrel in the prior-year period, and the WTI Midland to WTI Cushing discount averaged nearly zero in the second quarter 2020 compared to a discount of $2.24 per barrel in the prior-year period;

51 |

Management's Discussion and Analysis

•
the net reversal (expense) benefit of $203.1 million related to inventory valuation reserves recognized during the second quarter of 2020 compared to $(0.6) million recognized during the second quarter of 2019, partially offset by a decrease in hedging gains to a loss of $154.4 million recognized during the second quarter of 2020 from a gain of $30.7 million recognized during the second quarter of 2019;

•	decreases in cost of crude oil feedstocks at the refineries, including a decrease in the cost of WTI Cushing crude oil from an average of $59.80 per barrel to an average of $29.77;

•	decreases in the diesel sales volumes and decreases in the average cost per gallon of gasoline and diesel purchased in the logistics segment; and

•	a decrease in retail fuel cost of materials and other attributable to demand slowdown, a reduction in average number of stores and a decrease in average cost per gallon of $0.98.
YTD 2020 vs. YTD 2019
Cost of materials and other was $3,188.4 million for the six months ended June 30, 2020 compared to $3,767.1 million for the six months ended June 30, 2019, a decrease of $578.7 million, or 15.4%. The net decrease in cost of materials and other was primarily driven by the following:

•
a narrowing of crude oil differentials during the six months ended June 30, 2020 where the Midland WTI crude oil differential to Brent crude oil was an average discount of $4.26 per barrel compared to $10.49 per barrel in the prior-year period, and the WTI Midland to WTI Cushing discount averaged $0.03 per barrel in the six months ended June 30, 2020 compared to a discount of $1.71 per barrel in the prior-year period;

•	increases in ethanol RIN prices which averaged $0.34 per RIN in six months ended June 30, 2020 compared to $0.18 per RIN in the prior-year period;

•	in the logistics segment, decreases in the diesel sales volumes and decreases in the average cost per gallon of gasoline and diesel purchased; and

•	a decrease in retail fuel cost of materials and other attributable to demand slowdown, a reduction in number of stores and a decrease in average cost per gallon of $0.54.
Such increases were partially offset by the following:

•	a decrease in hedging gains to a loss of $88.1 million recognized during the six months ended June 30, 2020 from a gain of $50.5 million recognized during the six months ended June 30, 2019.

Operating Expenses
Q2 2020 vs. Q2 2019
Operating expenses were $127.8 million for the second quarter of 2020 compared to $162.3 million for the second quarter of 2019, a decrease of $34.5 million, or 21.3%. The decrease in operating expenses was primarily driven by the following:

•	decrease in outside service costs across all segments due to cost reduction measures;

•	decreases in the refining segment related to catalyst and chemical costs, maintenance costs and cost reduction associated with the sale of our Bakersfield refinery during the quarter; and

•	decrease in retail operating expenses due to reduction in number of stores.
YTD 2020 vs. YTD 2019
Operating expenses were $282.3 million for the six months ended June 30, 2020 compared to $329.0 million for the six months ended June 30, 2019, an decrease of $46.7 million, or 14.2%. The decrease in operating expenses was primarily driven by the following:

•	decrease in outside service costs across all segments due to cost reduction measures;

•	decreases in the refining segment related to lower employee, utilities, catalysts and maintenance costs; and

•	decrease in retail operating expenses due to reduction in number of stores.

General and Administrative Expenses
Q2 2020 vs. Q2 2019
General and administrative expenses were $61.7 million for the second quarter of 2020 compared to $69.5 million for the second quarter of 2019, a decrease of $7.8 million, or 11.2%. The decrease in general and administrative expense was primarily driven by the following:

52 |

Management's Discussion and Analysis

•	decrease in contract services due to cost reduction measures; and

•	decrease in loss allowance on a note receivable.
YTD 2020 vs. YTD 2019
General and administrative expenses were $127.4 million and $131.7 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $4.3 million, or 3.3%. The decrease in general and administrative expense was primarily driven by the following:

•	decrease in contract services due to cost reduction measures; and

•	decrease in loss allowance on a note receivable.
These decreases were partially offset by increases in salaried labor, including severance, partially offset by decrease in incentive accrual.

Depreciation and Amortization
Q2 2020 vs. Q2 2019
Depreciation and amortization (included in both cost of sales and other operating expenses) was $59.6 million for the second quarter of 2020 compared to $50.1 million for the second quarter of 2019, an increase of $9.5 million, or 19.0%, primarily due to depreciation associated with assets added during the Big Spring refinery turnaround in the first quarter of 2020, the El Dorado turnaround assets added in the second quarter of 2019 and the addition of the alkylation unit at our Krotz Springs refinery late in the second quarter of 2019.
YTD 2020 vs. YTD 2019
Depreciation and amortization (included in both cost of sales and other operating expenses) was $112.2 million compared to $96.9 million for the six months ended June 30, 2020 and 2019, respectively, a increase of $15.3 million, or 15.8%, primarily due to depreciation associated with assets added during the Big Spring refinery turnaround in the first quarter of 2020, the El Dorado turnaround assets added in the second quarter of 2019 and the addition of the alkylation unit at our Krotz Springs refinery late in the second quarter of 2019.

Other Operating Income, Net
Q2 2020 vs. Q2 2019
Other operating income, net increased by $10.6 million in the second quarter of 2020 to income of $14.2 million compared to $3.6 million in the second quarter of 2019.
YTD 2020 vs. YTD 2019
Other operating income, net increased by $13.7 million during the six months ended June 30, 2020 to $14.9 million compared to income of $1.2 million during the six months ended June 30, 2019.

Non-operating Expenses, Net
Interest Expense
Q2 2020 vs. Q2 2019
Interest expense decreased by $3.0 million, or 9.1%, to $29.8 million in the second quarter of 2020 compared to $32.8 million in the second quarter of 2019, primarily driven by the following:

•
a decrease in the average effective interest rate of 1.38% in the second quarter of 2020 compared to the second quarter of 2019 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding), partially offset by an increase in net average borrowings outstanding (including the obligations under the Supply and Offtake Agreements which have an associated interest charge) of approximately $410.1 million in the second quarter of 2020 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the second quarter of 2019.

YTD 2020 vs. YTD 2019
Interest expense increased by $4.6 million, or 7.5%, to $66.1 million during the six months ended June 30, 2020 compared to $61.5 million during the six months ended June 30, 2019, primarily driven by the following:

•
an increase in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $435.3 million during the six months ended June 30, 2020 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the six months ended June 30, 2019, partially offset by a decrease in the average effective interest rate of 0.56% during the six months ended June 30, 2020 compared to the

53 |

Management's Discussion and Analysis

six months ended June 30, 2019 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding).
Results from Equity Method Investments
Q2 2020 vs. Q2 2019
We recognized income of $10.7 million from equity method investments during the second quarter of 2020, compared to $9.3 million for the second quarter of 2019, an increase of $1.4 million.
YTD 2020 vs. YTD 2019
During the six months ended June 30, 2020, we recognized income of $15.8 million from equity method investments, compared to $11.9 million for the six months ended June 30, 2019, an increase of $3.9 million. This increase was primarily driven by the following:

•
the addition of the Red River Joint Venture in May 2019 which contributed income of $4.7 million in the six months ended June 30, 2020 compared to $2.3 million in the six months ended June 30, 2019; and

•	an increase in income from our other logistics joint ventures from $4.1 million in the six months ended June 30, 2019 to $7.3 million in the six months ended June 30, 2020.
Such increases were partially offset by losses attributable to our investment in WWP and the WWP Project Financing JV, which is still in the construction period.
Other
During the three and six months ended June 30, 2020, we recognized a gain of $56.9 million on the sale of our non-operating refinery located in Bakersfield, California. See Note 2 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information.
Q2 2020 vs. Q2 2019
Other income increased $6.4 million, to $1.5 million in second quarter of 2020 compared to a loss of $4.9 million in the second quarter of 2019.
YTD 2020 vs. YTD 2019
Other income increased $5.9 million, to $2.4 million in the six months ended June 30, 2020, compared to a loss of $3.5 million in the six months ended June 30, 2019.

Income Taxes
Q2 2020 vs. Q2 2019
Income tax expense decreased by $60.5 million in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•	pre-tax income of $62.6 million in the second quarter of 2020, as compared to $109.2 million for the second quarter of 2019; and

•	a decrease in our effective tax rate which was (57.3)% for the second quarter of 2020, compared to 22.5% for the second quarter of 2019 primarily due to the following:

◦	projected 2020 federal net operating loss carryback to a prior 35% tax rate year creating a 14% rate benefit; and

◦	an increase in the estimated annual effective tax rate applied to year-to-date loss for the quarter.
YTD 2020 vs. YTD 2019
Income tax expense decreased by $189.4 million during the six months ended June 30, 2020 compared to the same period for 2019, primarily driven by the following:

•	pre-tax loss of $327.5 million in the six months ended June 30, 2020, as compared to pre-tax income of $309.4 million for the six months ended June 30, 2019; and

•	an increase in our effective tax rate which was 36.3% for the six months ended June 30, 2020, compared to 22.8% for the six months ended June 30, 2019 primarily due to the following:

◦	projected 2020 federal net operating loss carryback to a prior 35% tax rate year creating a 14% tax rate arbitrage; and

◦	reversal of a valuation allowance attributable to book-tax basis differences in partnership investments reported as a discrete benefit in the first quarter.

54 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

Refining Segment Margins
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$1,077.0	$2,367.8	$2,804.9	$4,459.8
Cost of materials and other	928.6	2,054.7	2,835.2	3,723.8
Refining margin	148.4	313.1	(30.3)	736.0
Operating expenses (excluding depreciation and amortization)	88.7	115.0	200.4	236.0
Contribution margin	$59.7	$198.1	$(230.7)	$500.0

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

55 |

Management's Discussion and Analysis

Refinery Statistics
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Tyler, TX Refinery
Days in period	91	91	182	181
Total sales volume - refined product (average barrels per day)(1)	69,746	77,657	72,364	73,863
Products manufactured (average barrels per day):
Gasoline	37,225	39,997	38,633	39,671
Diesel/Jet	27,897	31,505	27,650	29,455
Petrochemicals, LPG, natural gas liquids ("NGLs")	3,216	3,318	2,604	2,690
Other	1,319	1,654	1,281	1,411
Total production	69,657	76,474	70,168	73,227
Throughput (average barrels per day):
Crude Oil	64,408	71,918	65,187	68,219
Other feedstocks	5,848	5,106	5,648	5,785
Total throughput	70,256	77,024	70,835	74,004
Per barrel of refined product sales:
Tyler refining margin (2)	$32.72	$12.15	4.62	$16.84
Direct operating expenses	$3.00	$3.65	3.38	$4.15
Crude Slate: (% based on amount received in period)
WTI crude oil	94.2%	87.7%	93.3%	89.3%
East Texas crude oil	5.8%	12.3%	6.7%	10.7%

El Dorado, AR Refinery
Days in period	91	91	182	181
Total sales volume - refined product (average barrels per day)(1)	76,059	51,002	76,805	51,717
Products manufactured (average barrels per day):
Gasoline	34,346	21,821	35,376	21,159
Diesel	30,060	17,802	28,849	16,633
Petrochemicals, LPG, NGLs	2,063	551	2,062	678
Asphalt	6,049	6,961	6,345	5,899
Other	605	683	788	661
Total production	73,123	47,818	73,420	45,030
Throughput (average barrels per day):
Crude Oil	71,406	47,935	71,514	44,542
Other feedstocks	2,369	359	2,506	1,270
Total throughput	73,775	48,294	74,020	45,812
Per barrel of refined product sales:
El Dorado refining margin	$3.08	$8.93	$(2.74)	$11.21
Direct operating expenses	$3.53	$5.93	$3.98	$6.31
Crude Slate: (% based on amount received in period)
WTI crude oil	51.4%	43.9%	42.9%	42.6%
Local Arkansas crude oil	14.7%	29.0%	17.0%	28.3%
Other	33.9%	27.1%	40.1%	29.1%

56 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Big Spring, TX Refinery
Days in period	91	91	182	181
Total sales volume - refined product (average barrels per day) (1)	70,679	78,158	54,382	79,993
Products manufactured (average barrels per day):
Gasoline	35,789	36,428	25,198	37,657
Diesel/Jet	27,924	26,638	18,860	27,494
Petrochemicals, LPG, NGLs	3,563	3,679	2,472	3,763
Asphalt	2,055	1,900	1,452	1,707
Other	1,208	1,354	844	1,296
Total production	70,539	69,999	48,826	71,917
Throughput (average barrels per day):
Crude oil	70,327	72,965	50,116	72,649
Other feedstocks	1,483	(581)	78	648
Total throughput	71,810	72,384	50,194	73,297
Per barrel of refined product sales:
Big Spring refining margin	$7.88	$13.77	$0.71	$16.00
Direct operating expenses	$3.55	$3.69	$4.89	$3.75
Crude Slate: (% based on amount received in period)
WTI crude oil	83.9%	73.3%	75.1%	76.3%
WTS crude oil	16.1%	26.7%	24.9%	23.7%

Krotz Springs, LA Refinery
Days in period	91	91	182	181
Total sales volume - refined product (average barrels per day) (1)	61,441	75,283	71,229	76,749
Products manufactured (average barrels per day):
Gasoline	17,461	34,498	24,135	36,270
Diesel/Jet	21,742	29,776	26,337	30,082
Heavy Oils	215	1,110	473	1,100
Petrochemicals, LPG, NGLs	840	4,264	1,923	5,758
Other	18,871	—	14,704	52
Total production	59,129	69,648	67,572	73,262
Throughput (average barrels per day):
Crude Oil	59,468	70,162	65,975	71,240
Other feedstocks	1,114	(1,327)	2,104	908
Total throughput	60,582	68,835	68,079	72,148
Per barrel of refined product sales:
Krotz Springs refining margin	$(0.64)	$9.69	$(1.12)	$10.84
Direct operating expenses	$3.53	$4.39	$3.47	$4.14
Crude Slate: (% based on amount received in period)
WTI Crude	69.7%	61.0%	67.7%	62.0%
Gulf Coast Sweet Crude	30.3%	39.0%	32.3%	38.0%

(1)	Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.

(2)
Tyler's refining margin per barrel and the adjusted refining margin per barrel for the second quarter 2020 both reflect the $111.0 million margin benefit of favorable fixed price crude cost transactions during the quarter, but exclude the offsetting realized hedging losses of approximately $(111.0) million. Giving effect to the related hedging losses, the refining margin per barrel would have decreased by $(17.49). Such margin impact was unusually large because of the historic volatility in the crude commodities market during the period.

57 |

Management's Discussion and Analysis

Included in the refinery statistics above are the following inter-refinery and sales to other segments:

Inter-refinery Sales
	Three Months Ended June 30,		Six Months Ended June 30,
(in barrels per day)	2019	2018	2020	2019
	(Unaudited)		(Unaudited)

Tyler refined product sales to other Delek refineries	2,190	914	1,477	557
El Dorado refined product sales to other Delek refineries	1,074	988	446	1,886
Big Spring refined product sales to other Delek refineries	1,269	653	1,147	903
Krotz Springs refined product sales to other Delek refineries	197	10,211	245	5,530

Refinery Sales to Other Segments
	Three Months Ended June 30,		Six Months Ended June 30,
(in barrels per day)	2019	2018	2020	2019
	(Unaudited)		(Unaudited)

Tyler refined product sales to other Delek segments	1,592	24	2,400	281
El Dorado refined product sales to other Delek segments	11	58	169	155
Big Spring refined product sales to other Delek segments	20,570	25,215	22,841	26,034

Pricing Statistics (average for the period presented)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

WTI — Cushing crude oil (per barrel)	$29.77	$59.80	$37.93	$57.36
WTI — Midland crude oil (per barrel)	$29.77	$57.56	$37.90	$55.65
WTS -- Midland crude oil (per barrel) (1)	$29.61	$57.93	$37.69	$55.95
LLS (per barrel) (1)	$31.30	$67.06	$39.73	$64.73
Brent crude oil (per barrel)	$33.35	$68.44	$42.16	$66.14

U.S. Gulf Coast 5-3-2 crack spread (per barrel) - utilizing HSD	$3.66	$15.51	$6.28	$14.28
U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$6.67	$17.74	$8.74	$15.77
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$7.08	$19.24	$9.32	$17.23
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$2.35	$9.75	$5.35	$8.55

U.S. Gulf Coast Unleaded Gasoline (per gallon)	$0.81	$1.79	$1.02	$1.66
Gulf Coast Ultra low sulfur diesel (per gallon)	$0.91	$1.94	$1.19	$1.91
U.S. Gulf Coast high sulfur diesel (per gallon)	$0.73	$1.80	$1.04	$1.78
Natural gas (per MMBTU) (2)	$1.75	$2.51	$1.81	$2.69

(1)
For our Tyler and El Dorado refineries, we compare our per barrel refining product margin to the Gulf Coast 5-3-2 crack spread consisting of WTI Cushing crude, U.S. Gulf Coast CBOB and U.S. Gulf Coast Pipeline No. 2 heating oil (ultra low sulfur diesel). For our Big Spring refinery, we compare our per barrel refined product margin to the Gulf Coast 3-2-1 crack spread consisting of WTI Cushing crude, Gulf Coast 87 Conventional gasoline and Gulf Coast ultra low sulfur diesel, and for our Krotz Springs refinery, we compare our per barrel refined product margin to the Gulf Coast 2-1-1 crack spread consisting of LLS crude oil, Gulf Coast 87 Conventional gasoline and U.S, Gulf Coast Pipeline No. 2 heating oil (high sulfur diesel). The Tyler refinery's crude oil input is primarily WTI Midland and east Texas, while the El Dorado refinery's crude input is primarily a combination of WTI Midland, local Arkansas and other domestic inland crude oil. The Big Spring refinery’s crude oil input is primarily comprised of WTS and WTI Midland. The Krotz Springs refinery’s crude oil input is primarily comprised of LLS and WTI Midland.

(2)	One Million British Thermal Units ("MMBTU").

58 |

Management's Discussion and Analysis

Refining Segment Operational Comparison of the Three and Six Months Ended June 30, 2020 versus the Three and Six Months Ended June 30, 2019
Net Revenues
Q2 2020 vs. Q2 2019
Net revenues for the refining segment decreased by $1,290.8 million, or 54.5%, in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•	decreases in the average price of U.S. Gulf Coast gasoline of 54.7%, ULSD of 53.1%, and HSD of 59.4%; and

•
decreases in sales volume of refined product totaling 0.1 million barrels and a 1.7 million barrel decrease in purchased product sales due to decreased demand, partially offset by increased sales volumes at our El Dorado refinery which was impacted by scheduled turnaround activities in the comparable prior year period.

Net revenues included sales to our retail segment of $40.4 million and $101.7 million, sales to our logistics segment of $29.7 million and $73.2 million, and sales to our other segment of $5.0 million and $40.4 million for the three months ended June 30, 2020 and June 30, 2019, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2020 vs. YTD 2019
Net revenues for the refining segment decreased by $1,654.9 million, or 37.1%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•	decreases in the average price of U.S. Gulf Coast gasoline of 38.5%, ULSD of 37.7%, and HSD of 41.5%; and

•
decreases in sales volume of refined product totaling 0.9 million barrels partially due to scheduled turnaround activities at our Big Spring refinery, partially offset by increased sales volumes at our El Dorado refinery due to prior year scheduled turnaround activities, and a 2.5 million barrel decrease in purchased product sales due to decreased demand.

Net revenues included sales to our retail segment of $109.0 million and $191.9 million, sales to our logistics segment of $110.5 million and $152.6 million and sales to our other segment of $14.3 million and $55.4 million for the six months ended June 30, 2020 and 2019, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Q2 2020 vs. Q2 2019
Cost of materials and other decreased by $1,126.1 million, or 54.8%, in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•
the net reversal benefit (expense) of $193.7 million related to inventory valuation reserves recognized during the second quarter of 2020 compared to $(0.6) million recognized during the second quarter of 2019;

•	decreases in the cost of WTI Cushing crude oil, from an average of $59.80 per barrel to an average of $29.77, or (50.22)%; and

•	decreases in the cost of WTI Midland crude oil, from an average of $57.56 per barrel to an average of $29.77, or (48.28)%.

59 |

Management's Discussion and Analysis

These decreases were partially offset by the following:

•	a decrease in hedging gains to a loss of $146.8 million recognized during the second quarter of 2020 from a gain of $25.6 million recognized during the second quarter of 2019.
YTD 2020 vs. YTD 2019
Cost of materials and other decreased by $888.6 million, or 23.9%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•
the net reversal (expense) benefit of $(75.3) million related to inventory valuation reserves recognized during the six months ended June 30, 2020 compared to $51.4 million recognized during the six months ended June 30, 2019;

•	decreases in the cost of WTI Cushing crude oil, from an average of $57.36 per barrel to an average of $37.93, or (33.9)%; and

•	decreases in the cost of WTI Midland crude oil, from an average of $55.65 per barrel to an average of $37.90, or (31.9)%.
These decreases were partially offset by the following:

•	a decrease in hedging gains to a loss of $66.4 million recognized during the six months ended June 30, 2020 from a gain of $44.2 million recognized during the six months ended June 30, 2019;

Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $81.4 million and $52.2 million during the second quarters of 2020 and 2019, respectively, and $178.1 million and $104.4 million during the six months ended June 30, 2020 and 2019, respectively. We eliminate these intercompany fees in consolidation.

Refining Margin
Q2 2020 vs. Q2 2019
Refining margin decreased by $164.7 million, or 52.6%, in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•
a narrowing of the average WTI Cushing crude oil differential to WTS crude oil to $0.16 per barrel during the second quarter of 2020 compared to $1.87 during the second quarter of 2019 and narrowing of the average WTI Midland crude oil differential to WTI Cushing crude oil to nearly zero during the second quarter of 2020 compared to $2.24 per barrel during the second quarter of 2019;

•
a narrowing of the discount between WTI Midland crude oil and Brent crude oil where, during the second quarter of 2020, the WTI Midland crude oil differential to Brent crude oil was an average discount of $3.58 per barrel compared to $10.88 per barrel during the second quarter of 2019;

•	a 75.9% decline in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery);

•	a 76.4% decline in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery);

60 |

Management's Discussion and Analysis

•	a 63.2% decline in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery); and

•	a decrease in hedging gains to a loss of $146.8 million recognized during the second quarter of 2020 from a gain of $25.6 million recognized during the second quarter of 2019.
These decreases were partially offset by the following:

•	an increase attributable to the reversal benefit of inventory valuation reserve totaling $193.7 million during the second quarter of 2020 compared to prior year period.

61 |

Management's Discussion and Analysis

YTD 2020 vs. YTD 2019
Refining margin decreased by $766.3 million, or 104.1%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•
a narrowing of the average discount between WTI Midland crude oil compared to WTI Cushing where, during the six months of 2020, the average WTI Midland crude oil differential to WTI Cushing crude oil was $0.03 per barrel compared to $1.71 during the six months of 2019;

•
a narrowing of the average discount between WTI Midland crude oil and Brent crude oil where, during the six months of 2020, the WTI Midland crude oil differential to Brent crude oil was an average discount of $4.26 per barrel compared to $10.49 per barrel during the same period of 2019;

•	a narrowing of the average WTI Cushing crude oil differential to WTS crude oil to $0.24 per barrel during the six months of 2020 compared to $1.41 during the six months of 2019;

•
a narrowing of the discount between WTI Cushing crude oil compared to Brent where, during the six months of 2020, the average WTI Cushing crude oil differential to Brent crude oil was $4.62 per barrel compared to $8.78 during the six months of 2019;

•	a 56.0% decline in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery);

•	a 45.9% decline in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery);

•	a 37.4% decline in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery); and

•	a decrease in hedging gains to $(66.4) million recognized during the six months of 2020 from $44.2 million recognized during the six months of 2019.
These decreases were partially offset by the following:

•	an increase in reversal benefit of inventory valuation reserve of during the during the six months of 2020 compared to the prior year period.

62 |

Management's Discussion and Analysis

Operating Expenses
Q2 2020 vs. Q2 2019
Operating expenses decreased by $26.3 million, or 22.9%, in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•	decreases in contractor and maintenance costs partially due to cost reduction measures taken in the second quarter of 2020; and

•	decreases in catalyst and chemicals costs in the second quarter of 2020, primarily at our Krotz Springs refinery related to scheduled unit downtime; and

•	reduced costs resulting from the sale of the Bakersfield refinery in May 2020.
YTD 2020 vs. YTD 2019
Operating expenses decreased by $35.6 million, or 15.1%, during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•	decreases in employee related costs primarily related to decrease in incentive plan and workforce optimization to reduce overtime rates;

•	decreases in utilities and catalyst costs, primarily at our Big Spring and Krotz Springs refineries related to reduced throughput due to turnaround and unit downtime, respectively; and

•	decreases in contractor and maintenance costs partially due to cost reduction measures taken in the six months of 2020.

Contribution Margin
Q2 2020 vs. Q2 2019
Contribution margin decreased by $138.4 million, or a 2.8% reduction in contribution margin percentage, in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•	the decline of the Midland WTI crude oil differential to Brent crude oil compared to the prior-year period;

•	an overall decline in the average crack spreads;

•	an increase in reversal benefit related to inventory valuation reserve of during the second quarter of 2020 compared to prior year period; and

•	a narrowing of the discount between WTI Cushing and WTS crude oil compared to the second quarter of 2019.
These decreases were partially offset by decreases in operating expenses across all refineries.

63 |

Management's Discussion and Analysis

YTD 2029 vs. YTD 2019
Contribution margin decreased by $730.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•	the decline of the Midland WTI crude oil differential to Brent crude oil compared to the prior-year period;

•	reduced performance at our Big Spring refinery due to turnaround;

•	an overall decline in the average crack spreads; ;

•	an increase in reversal benefit related to inventory valuation reserves recognized during the six months of 2020 compared to the prior year period; and

•	a narrowing of the discount between WTI Cushing and WTI crude oil compared to the prior-year period.
These decreases were partially offset by decreases in operating expenses across all refineries.

64 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Logistics Contribution Margin and Operating Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$117.7	$155.3	$281.1	$307.8
Cost of materials and other	43.9	93.8	145.2	190.1
Operating expenses (excluding depreciation and amortization)	12.4	17.3	27.2	33.4
Contribution margin	$61.4	$44.2	$108.7	$84.3
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	65,028	71,123	68,839	69,857
Big Spring wholesale marketing throughputs (average bpd)	76,004	82,964	71,195	85,339
West Texas wholesale marketing throughputs (average bpd)	9,143	11,404	12,612	12,418
West Texas wholesale marketing margin per barrel	$0.64	$6.25	$1.96	$4.84
Terminalling throughputs (average bpd) (2)	138,593	156,922	136,961	154,643
Throughputs (average bpd):
Lion Pipeline System:
Crude pipelines (non-gathered)	79,066	37,625	75,995	33,179
Refined products pipelines to Enterprise Systems	56,093	29,893	55,110	26,511
SALA Gathering System	9,447	14,315	13,449	14,798
East Texas Crude Logistics System	10,275	19,550	12,224	18,835
Big Spring Gathering Assets (3)	105,162	—	105,162	—

(1)	Excludes jet fuel and petroleum coke.

(2)	Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, El Dorado and North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals.

(3)	Throughputs for the Big Spring Gathering Assets are for the 91 days we owned the assets following the Big Spring Gathering Assets Acquisition effective March 31, 2020.

Logistics Segment Operational Comparison of the Three and Six Months Ended June 30, 2020 versus the Three and Six Months Ended June 30, 2019
Net Revenues
Q2 2020 vs. Q2 2019
Net revenues decreased by $37.6 million, or 24.2%, in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•	decreases in the average volumes sold partially offset by decreases in the average sales prices per gallon of gasoline and diesel in our West Texas marketing operations:

◦	the average volumes of diesel sold decreased 10.2 million gallons, partially offset by a 1.1 million decrease of gasoline gallons sold.

◦	the average sales prices per gallon of diesel and gasoline sold decreased $1.11 per gallon and $1.09 per gallon, respectively.
Such decrease was partially offset by the following:

•
Increased revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions, which were effective April 1, 2020 and May 1, 2020, respectively. Refer to Note 4 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information.

Net revenues included sales to our refining segment of $90.0 million and $61.1 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and sales to our other segment of $0.4 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively. We eliminate this intercompany revenue in consolidation.

65 |

Management's Discussion and Analysis

YTD 2020 vs. YTD 2019
Net revenues decreased by $26.7 million, or 8.7%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•	decreases in the average sales prices per gallon and volumes of diesel gallon sold, partially offset by increases in the average sales volume of gasoline in our West Texas marketing operations:

◦	the average volumes of gasoline sold increased 14.4 million gallons, partially offset by a 11.5 million decrease of diesel gallons sold.

◦	the average sales prices per gallon of gasoline and diesel sold decreased $0.47 per gallon and $0.68 per gallon, respectively.
Such decrease was partially offset by the following:

•
Increased revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions, which were effective March 31, 2020 and May 1, 2020, respectively. Refer to Note 4 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information.

•	increased revenues at our SALA Gathering System and Magnolia Pipeline as result of increased throughput during the six months ended June 30, 2020 when compared to the six months ended June 30, 2019.
Net revenues included sales to our refining segment of $195.7 million and $122.1 million for the six months ended June 30, 2020 and 2019, respectively, and sales to our other segment of $1.2 million for the six months ended June 30, 2020 . We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Q2 2020 vs. Q2 2019
Cost of materials and other for the logistics segment decreased $49.9 million, or 53.2%, in the second quarter of 2020 compared to the second quarter of 2019 primarily driven by the following:

•	decreases in the average diesel volumes sold and average cost per gallon of gasoline and diesel sold in our West Texas marketing operations:

◦	the average volumes of diesel sold decreased 10.2 million gallons, partially offset by 1.1 million increase of gasoline gallons sold.

◦	the average cost per gallon of gasoline and diesel sold decreased $0.96 per gallon and $1.03 per gallon, respectively.
Our logistics segment purchased product from our refining segment of $29.7 million and $73.2 million for the three months ended June 30, 2020 and June 30, 2019, respectively. We eliminate these intercompany costs in consolidation.
YTD 2020 vs. YTD 2019
Cost of materials and other for the logistics segment decreased $44.9 million, or 23.6%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily driven by the following:

•	decrease in the average diesel volumes sold, partially offset by decreases in the average cost per gallon of gasoline and diesel sold in our West Texas marketing operations:

66 |

Management's Discussion and Analysis

◦the average volumes of diesel sold decreased 11.5 million gallons, partially offset by a 14.4 million increase in gasoline gallons sold.

◦	the average cost per gallon of gasoline and diesel sold decreased $0.41 per gallon and $0.61 per gallon, respectively.
Our logistics segment purchased product from our refining segment of $110.5 million and $152.6 million for the six months ended June 30, 2020 and June 30, 2019, respectively. We eliminate these intercompany costs in consolidation.

Operating Expenses
Q2 2020 vs. Q2 2019
Operating expenses decreased by $4.9 million, or 28.3%, in the second quarter of 2020 compared to the second quarter of 2019, driven by the following:

•	decrease in employee and outside services costs due to measures implemented to respond to COVID-19 including delaying non-essential projects; and

•	decrease in utilities and other variable expenses due to lower production.
YTD 2020 vs. YTD 2019
Operating expenses decreased by $6.2 million, or 18.6%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, driven by the following:

•	decrease in employee and outside services costs due to measures implemented to respond to COVID-19 including delaying non-essential projects;

•	lower operating costs associated with allocated contract services pertaining to certain of our assets; and

•	decreases in variable expenses such as utilities, maintenance and materials costs due to lower production.

Contribution Margin
Q2 2020 vs. Q2 2019
Contribution margin increased by $17.2 million, or 38.9%, in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•	increases in revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions; and

•	decreases in operating expenses.
Such increases were partially offset by the following:

•	decreases in the volumes combined with a decrease in gross margin of $5.61 per barrel in our West Texas marketing operations.

67 |

Management's Discussion and Analysis

YTD 2020 vs. YTD 2019
Contribution margin increased by $24.4 million, or 28.9%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•	increases in revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions, Magnolia Pipeline, and SALA Gathering system; and

•	decreases in operating expenses.
Such increases were partially offset by the following:

•	decreases in gross margin per barrel sold of $2.88 in our West Texas marketing operations.

68 |

Management's Discussion and Analysis

Retail Segment
The table below sets forth certain information concerning our retail segment operations (gross sales $ in millions):

Retail Contribution Margins
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$165.4	$224.5	$344.0	$421.7
Cost of materials and other	119.6	182.1	263.7	345.5
Operating expenses (excluding depreciation and amortization)	21.5	24.8	43.7	48.4
Contribution margin	$24.3	$17.6	$36.6	$27.8

Operating Information
Number of stores (end of period)	253	263	253	263
Average number of stores	253	277	253	279
Average number of fuel stores	248	268	248	270
Retail fuel sales	$75.9	$140.8	$182.9	$262.7
Retail fuel sales (thousands of gallons)	42,436	53,743	90,376	107,633
Average retail gallons sold per average number of fuel stores (in thousands)	171	201	365	399
Average retail sales price per gallon sold	$1.79	$2.62	$2.02	$2.44
Retail fuel margin ($ per gallon) (1)	$0.445	$0.292	$0.372	$0.246
Merchandise sales (in millions)	$89.4	$83.3	$161.1	$158.6
Merchandise sales per average number of stores (in millions)	$0.4	$0.3	$0.6	$0.6
Merchandise margin %	30.8%	31.2%	31.1%	31.1%

Same-Store Comparison (2)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Change in same-store fuel gallons sold	(19.7)%	1.7%	(13.9)%	3.1%
Change in same-store merchandise sales	13.1%	(2.5)%	7.6%	(0.5)%

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

Retail Segment Operational Comparison of the Three and Six Months Ended June 30, 2020 versus the Three and Six Months Ended June 30, 2019
Net Revenue
Q2 2020 vs. Q2 2019
Net revenues for the retail segment decreased by $59.1 million, or 26.3%, in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•	total fuel sales were $75.9 million in the second quarter of 2020 compared to $140.8 million in the second quarter of 2019, attributable to the following:

◦
a decrease in total retail fuel gallons sold for the retail segment to 42,436 thousand gallons in the second quarter of 2020 compared to 53,743 thousand gallons in the second quarter of 2019 associated with the reduction in average number of stores period over period, and a same-store sales decrease in fuel volumes of 19.7% primarily due to demand slowdown as a result of the COVID-19 Pandemic;

69 |

Management's Discussion and Analysis

◦	a $0.83 decrease in average price charged per gallon; and

◦	$5.9 million decrease related to reduction in number of stores period over period.

•	merchandise sales were $89.4 million in the second quarter of 2020 compared to $83.3 million in the second quarter of 2019 attributable to the following:

◦	same-store sales increase of 13.1% primarily due to strong sales growth for key categories such as beer, cigarettes and packaged beverages; and

◦	partially offset by a $4.6 million decrease related to reduction in number of stores.
YTD 2020 vs. YTD 2019
Net revenues for the retail segment decreased by $77.7 million, or 18.4%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•	total fuel sales were $182.9 million in the six months of 2020 compared to $262.7 million in the six months of 2019, attributable to the following:

◦
a decrease in total retail fuel gallons sold of 90,376 thousand gallons in the six months of 2020 compared to 107,633 thousand gallons in the six months of 2019, attributable to a decrease in volumes associated with the reduction in average number of stores period over in addition to same-store sales decline in fuel volumes of 13.9% primarily due to demand slowdown in the second quarter of 2020 as a result of the COVID-19 Pandemic;

◦	a $0.42 decrease in average price charged per gallon; and

◦	$10.0 million decrease related to reduction in number of stores period over period.

•	merchandise sales were $161.1 million in the six months of 2020 compared to $158.6 million in the six months of 2019 primarily driven by the following:

◦	a same-store sales increase of 7.6%; and

◦	partially offset by $10.4 million decrease related to reduction in number of stores period over period.

70 |

Management's Discussion and Analysis

Cost of Materials and Other
Q2 2020 vs. Q2 2019
Cost of materials and other for the retail segment decreased by $62.5 million, or 34.3%, in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by the following:

•	$7.7 million decrease due to reduction in number of stores period over period; and

•	a decrease in average cost per gallon of $0.98 or 42.0% applied to fuel sales volumes that decreased period over period.
Our retail segment purchased finished product from our refining segment of $40.4 million and $101.7 million for the three months ended June 30, 2020 and June 30, 2019. We eliminate this intercompany cost in consolidation.
YTD 2020 vs. YTD 2019
Cost of materials and other for the retail segment decreased by $81.8 million, or 23.7%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by the following:

•	$16.0 million decrease due to reduction in number of stores period over period; and

•	a decrease in average cost per gallon of $0.54 or 24.6% applied to fuel sales volumes that decreased slightly period over period.
Our retail segment purchased finished product from our refining segment of $109.0 million and $191.9 million for the six months ended June 30, 2020 and June 30, 2019. We eliminate this intercompany cost in consolidation.

Operating Expenses
Q2 2020 vs. Q2 2019
Operating expenses for the retail segment decreased by $3.3 million, or 13.3% in the second quarter of 2020 compared to the second quarter of 2019. This decrease is primarily attributable to a decrease in operating costs associated with the reduction in the number of stores.
YTD 2020 vs. YTD 2019
Operating expenses for the retail segment decreased by $4.7 million, or 9.7% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This decrease is primarily attributable to a decrease in operating costs associated with the reduction in the number of stores.

71 |

Management's Discussion and Analysis

Contribution Margin
Q2 2020 vs. Q2 2019
Contribution margin for the retail segment increased by $6.7 million, or 38.1%, in the second quarter of 2020 compared to the second quarter of 2019, primarily driven by a $0.153 per gallon improvement in the retail fuel margin and an increase in merchandise sales, offset by 0.4% decrease in merchandise margin.
YTD 2020 vs. YTD 2019
Contribution margin for the retail segment increased by $8.8 million, or 31.7%, in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily driven by a $0.126 per gallon improvement in the retail fuel margin and increase in merchandise sales.

72 |

Management's Discussion and Analysis

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are

•	cash generated from our operating activities;

•	borrowings under our debt facilities; and

•	potential issuances of additional equity and debt securities.
Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends and operational capital expenditures and expect the same in the foreseeable future. Other funding sources including borrowings under existing credit agreements and issuance of equity and debt securities have been utilized to meet our funding requirements and support our growth capital projects and acquisitions. In addition we have historically been able to source funding at terms that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at terms that are sustainable and profitable for the Company. However, there can be no assurances regarding the availability of any future debt or equity financings or whether such financings can be made available on terms that are acceptable to us; any execution of such financing activities will be dependent on the contemporaneous availability of functioning debt or equity markets. Additionally, new debt financing activities will be subject to the satisfaction of any debt incurrence limitation covenants in our existing financing agreements. Our debt limitation covenants in our existing financing documents are usual and customary for credit agreements of our type and reflective of market conditions at the time of their execution. Additionally, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including the current COVID-19 Pandemic and oil prices, some of which are beyond our control.
If market conditions were to change, for instance due to the significant decline in oil prices or uncertainty created by the COVID-19 Pandemic, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be unfavorably impacted.
As of June 30, 2020, we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Logistics Credit Facility (see Note 8 of the condensed consolidated financial statements in Item 1, Financial Statements). After considering the current effect of the significant decline in oil prices and uncertainty created by the COVID-19 Pandemic on our operations, we currently expect to remain in compliance with our existing debt maintenance covenants, though we can provide no assurances, particularly if conditions significantly worsen beyond our ability to predict. Additionally, we were in compliance with incurrence covenants during the quarter ended June 30, 2020 to the extent that any of our activities triggered these covenants. However, given the uncertainty around economic conditions arising from the COVID-19 Pandemic, it is at least reasonably possible that conditions could change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit the extent to which we may pay dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to): available borrowings under our existing Wells Fargo Revolving Credit Facility (see Note 8 of the condensed consolidated financial statements in Item 1, Financial Statements); the option to incur an additional $200 million of secured debt under the Wells Fargo Term Loan Credit Facility (see Note 8 of the condensed consolidated financial statements in Item 1, Financial Statements); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks, as otherwise contemplated and allowed under incurrence covenants.

73 |

Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Six Months Ended June 30,
	2020	2019
Cash Flow Data:
Operating activities	$(323.1)	$235.4
Investing activities	(155.9)	(329.4)
Financing activities	372.7	(33.9)
Net decrease	$(106.3)	$(127.9)

Cash Flows from Operating Activities
Net cash used in operating activities was $323.1 million for the six months ended June 30, 2020, compared to cash provided by operating activities of $235.4 million for the comparable period of 2019. Cash receipts from customers and cash payments to suppliers and for salaries decreased resulting in a net $628.8 million decrease in cash from operating activities mainly due to a decline in the prices and volume of refined product sold. Additionally, cash paid for debt interest increased by $5.7 million. This decrease was partially offset by a $10.1 million increase in cash received for dividends and $65.9 million decrease in cash paid for taxes.
Cash Flows from Investing Activities
Net cash used in investing activities was $155.9 million for the first six months of 2020, compared to $329.4 million in the comparable period of 2019. The decrease in cash flows used in investing activities was primarily due to a $106.9 million decrease in equity method investment contributions primarily due to our obtaining a 33% membership interest in the Red River Pipeline Joint Venture in May 2019 for $124.7 million. During the six months ended June 30, 2020, we contributed $10.5 million related to our Red River Pipeline Joint Venture and $18.9 million related to our interest in WWP and WWP Project Financing JV which did not exist in the comparable prior year period. Additionally, we received distributions from our WWP Project Financing JV in the amount of $69.3 million for which there was no comparable activity in the prior year period. We also received proceeds of $39.9 million from the sale of our Bakersfield refinery in the six months ended June 30, 2020. These decreases in cash used investing activities were partially offset by an increase in cash purchases of property, plant and equipment which increased from $199.9 million in 2019, to $235.4 million in 2020 predominantly attributable to capital expenditures related to turnaround and other sustaining maintenance activities in our refining segment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $372.7 million for the six months ended June 30, 2020, compared to net cash used of $33.9 million in the comparable 2019 period. This increase in cash provided was predominantly due to net proceeds received from long-term revolvers of $231.6 million during the six months ended June 30, 2020, compared to net payments of $85 million in the comparable 2019 period. Additionally contributing to this increase were a decrease in repurchases of common stock to $1.9 million for the six months ended June 30, 2020 compared to $104.8 million in the comparable 2019 period due to management suspending our share repurchase program, and an increase in net proceeds from inventory financing arrangements to $59.9 million for the six months ended June 30, 2020 compared to $4.2 million in the comparable 2019 period. Partially offsetting this increase was a decrease in net proceeds received from term debt to $153.8 million during the six months ended June 30, 2020, compared to $217.6 million in the comparable 2019 period.
Cash Position and Indebtedness
As of June 30, 2020, our total cash and cash equivalents were $849.0 million and we had total long-term indebtedness of approximately $2,454.9 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $7.0 million and $27.4 million, respectively. Additionally, we had letters of credit issued of approximately $204.6 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $795.4 million. Our total long-term indebtedness consisted of the following:

•	an aggregate principal amount of $100.0 million under the Revolving Credit Facility, due on March 30, 2023, with average borrowing rate of 3.50%;

•	an aggregate principal amount of $1,279.5 million under the Term Loan Credit Facility, due on March 30, 2025, with effective interest of 3.44%;

•	an aggregate principal amount of $39.8 million in outstanding borrowings under the Delek Hapoalim Term Loan, due on December 31, 2022, with effective interest of 3.61%;

74 |

•	an aggregate principal amount of $750.0 million under the Delek Logistics Credit Facility, due on September 28, 2023, with average borrowing rate of 2.78%;

•	an aggregate principal amount of $250.0 million under the Delek Logistics Notes, due in 2025, with effective interest rate of 7.22%;

•	an aggregate principal amount of $50.0 million under the Reliant Bank Revolver, due on June 30, 2022, with fixed interest rate of 4.50%; and

•	an aggregate principal amount of $20.0 million under the Promissory Notes, due on January 04, 2021, with fixed interest rate of 5.50%.
See Note 8 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information about our separate credit facilities.
Additionally, our obligation under the supply and offtake inventory financing agreements with J. Aron amounted to $314.0 million at June 30, 2020, $215.0 million of which is due on December 30, 2022, except that a portion (not to exceed $58.8 million) of this otherwise long-term component is subject to potential earlier payment under the Periodic Price Adjustment provision. See Note 7 of the condensed consolidated financial statements in Item 1, Financial Statements, for additional information about our supply and offtake facilities.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the six months ended June 30, 2020 were $203.3 million, of which approximately $180.3 million was spent in our refining segment, $3.7 million in our logistics segment, $7.5 million in our retail segment and $11.8 million at the holding company level. The following table summarizes our actual capital expenditures for the six months ended June 30, 2020 and planned capital expenditures for the full year 2020 by operating segment and major category (in millions):

	Full Year 2020 Forecast	Six Months Ended June 30, 2020
Refining
Sustaining maintenance, including turnaround activities	$162.7	$138.6
Regulatory	42.8	41.5
Discretionary projects	0.9	0.2
Refining segment total	206.4	180.3

Logistics
Regulatory	3.0	1.3
Sustaining maintenance	2.7	0.5
Discretionary projects	12.5	1.9
Logistics segment total	18.2	3.7

Retail
Regulatory	0.2	0.2
Sustaining maintenance	2.2	1.0
Discretionary projects	6.5	6.3
Retail segment total	8.9	7.5

Other
Regulatory	0.6	0.3
Sustaining maintenance	0.8	—
Discretionary projects(1)(2)	15.1	11.5
Other total	16.5	11.8
Total capital spending	$250.0	$203.3
(1) The forecast excludes a $65 million discretionary project to complete a connector to the WWP pipeline, for which we have secured pre-approved committed financing from the WWP members.
(2) Excludes purchases of rights-of-way in the amount of $2.1 million in 2020.

75 |

Management's Discussion and Analysis

The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in the cost of and/or timing to obtain necessary equipment required for our continued compliance with government regulations or to complete improvement projects or scheduled maintenance activities. Additionally, the scope and cost of employee or contractor labor expense related to installation of that equipment could exceed our projections. Our capital expenditure budget may also be revised as management continues to evaluate projects for reliability or profitability. As a result of the uncertainties associated with the COVID-19 Pandemic, we have decreased our capital spending forecast for 2020 to $250.0 million, down from the prior forecast as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, of $325.7 million. Projects that are not essential to maintaining the current operations have been suspended and are expected to resume in 2021. We continue to evaluate the adverse effects of the COVID -19 Pandemic, and may further revise our forecast as a result of changing circumstances.
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

76 |

Management's Discussion and Analysis

The following table sets forth information relating to our open commodity derivative contracts as of June 30, 2020 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2020	2021	2022	2023
Contracts not designated as hedging instruments:
Crude oil price swaps - long(1)	$211.4	63,562,000	46,043,000	17,519,000	—	—
Crude oil price swaps - short(1)	(187.2)	65,780,000	48,066,000	17,714,000	—	—
Inventory, refined product and crack spread swaps - long(1)	38.7	79,419,000	27,054,000	22,765,000	22,200,000	7,400,000
Inventory, refined product and crack spread swaps - short(1)	(55.6)	78,967,000	26,602,000	22,765,000	22,200,000	7,400,000
Natural gas swaps - long(2)	16.9	19,927,500	19,927,500	—	—	—
Natural gas swaps - short(2)	(27.7)	30,902,500	30,902,500	—	—	—
RIN commitment contracts - long(3)	3.5	44,900,000	44,900,000	—	—	—
RIN commitment contracts - short(3)	(3.8)	58,500,000	58,500,000	—	—	—
Total	$(3.8)	441,958,000	301,995,000	80,763,000	44,400,000	14,800,000
Contracts designated as cash flow hedging instruments:
Crude oil price swaps - long(1)	$—	—	—	—	—	—
Crude oil price swaps - short(1)	—	—	—	—	—	—
Inventory, refined product and crack spread swaps - long(1)	(2.7)	90,000	90,000	—	—	—
Inventory, refined product and crack spread swaps - short(1)	4.5	90,000	90,000	—	—	—
Total	$1.8	180,000	180,000	—	—	—
(1)Volume in barrels
(2)Volume in MMBTU
(3)Volume in RINs

Interest Risk Management Activities
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $2,169.3 million as of June 30, 2020. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt as of June 30, 2020 would be to change interest expense by approximately $21.7 million.
Commodity Derivatives Trading Activities
In the first half of 2018, we began entering into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, and futures contracts. These contracts are classified as held for trading and are recognized at fair value with changes in fair value recognized in the income statement. These trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts had remaining durations of less than one year as of June 30, 2020.

77 |

Management's Discussion and Analysis

The following table sets forth information relating to commodity derivative contracts held for trading purposes as of June 30, 2020:

Contract Description	Less than 1 year
Over the counter forward sales contracts
Notional contract volume (1)	722,871
Weighted-average market price (per barrel)	$29.25
Contractual volume at fair value (in millions)	$21.1
Over the counter forward purchase contracts
Notional contract volume (1)	566,083
Weighted-average market price (per barrel)	$29.59
Contractual volume at fair value (in millions)	$16.7

(1)	Volume in barrels

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
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although most of our corporate employees have shifted to a remote working environment due to the COVID-19 pandemic, we have not experienced a material impact to our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation to minimize the impact on the design and operating effectiveness of our internal controls.

78 |

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

ITEM 1A. RISK FACTORS
There were no material changes during the six months ended June 30, 2020 to the risk factors identified in the Company’s fiscal 2019 Annual Report on Form 10-K, except as noted below.
The current COVID-19 Pandemic and certain developments in the global oil markets have had, and may continue to have, an adverse impact on our business, our future results of operations and our overall financial performance.
The COVID-19 Pandemic could materially adversely affect our business and operations during 2020 and possibly beyond. In early 2020, global health care systems and economies began to experience strain from the spread of the COVID-19 coronavirus. As the virus spread, global economic activity began to slow and future economic activity was forecast to slow with a resulting forecast of a decline in oil and gas demand. The global pandemic has resulted in a dramatic reduction in airline flights and has reduced the number of cars on the road. Governmental actions in response to the COVID-19 Pandemic have resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders, and limitations on the availability and effectiveness of the workforce. These impacts have negatively impacted and will likely continue to negatively impact worldwide economic and commercial activity, financial markets, and demand for and prices of oil and gas products for the foreseeable future. These impacts may also precipitate a prolonged economic slowdown and recession.
In response to the decline in demand, OPEC participating countries agreed to adjust downwards their overall production of crude oil through April 30, 2022, with the agreement to be reassessed in December 2021. These declines have been exacerbated by a production dispute between Russia and the members of OPEC, particularly Saudi Arabia, and the subsequent actions taken by such countries as a result thereof. A sustained reduction in crude oil production will potentially affect the global supply, prices of oil and refined products in our market. Additionally, a significant reduction or freeze in crude oil production in the United States will adversely affect our suppliers and source of crude oil.
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
The COVID-19 Pandemic has resulted in modifications to our business practices, including limiting employee and contractor presence at certain work locations, limiting travel, and reducing capital expenditures for 2020. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, contractors, customers, suppliers and communities. However, there is no assurance that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to successfully execute our business operations could be adversely impacted. In addition, while we have had no COVID-related impairments to date, the continued effects of the COVID-19 Pandemic could result in impairments of long-lived or indefinite-lived assets, including goodwill, at some point in the future. Such impairment charges could be material.
The full impact of the COVID-19 Pandemic is unknown and is rapidly evolving. The ultimate extent of the impact of COVID-19 on our business, financial condition, results of operation and liquidity will depend largely on future developments, including the duration and spread of the virus outbreak, particularly within the geographic areas where we operate, actions taken by national, state, and local governments and health officials to contain the virus or treat its effects, and the related impact on overall economic activity, all of which are uncertain and cannot be predicted with certainty at this time. The ultimate extent of the impact of the volatile conditions in the oil and gas industry on our business, financial condition, results of operation and liquidity will also depend largely on future developments, including the extent and duration of any price reductions, any additional decisions by OPEC and disputes between the members of OPEC+.

79 |

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
Our refineries consist of many processing units, a number of which have been in operation for many years. These processing units undergo periodic shutdowns, known as turnarounds, during which routine maintenance is performed to restore the operation of the equipment to a higher level of performance. Depending on which units are affected, all or a portion of a refinery's production may be halted or disrupted during a maintenance turnaround. We completed a maintenance turnaround at our El Dorado refinery in 2014 and a shortened turnaround that allowed work to be completed on the majority of the process units in March 2019. In addition, we completed a maintenance turnaround at our Tyler refinery in 2015 and a maintenance turnaround for our Big Spring refinery which began January of 2020. We are also subject to unscheduled down time for unanticipated maintenance or repairs.
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
The periodic price adjustment settlements on the J. Aron Supply and Offtake Agreement may affect our liquidity position.
In April 2020, we amended and restated our three Supply and Offtake Agreements to renew and extend the terms to December 30, 2022, with J. Aron having the sole discretion to further extend to May 30, 2025 by providing at least six months prior notice to the current maturity date. As part of this amendment, there were changes to the underlying market index, annual fee, the crude purchase fee, crude roll fees and timing of cash settlements related to periodic price adjustments ("PPA") on the differentials.The PPA are calculated semi-annually on October 01 and May 01 ("re-pricing dates") and will result in cash settlements, (either payments to J. Aron or receipts of additional funds from J. Aron), based on the market value of the underlying commodity differential compared to the contractual differential, subject to a set threshold amount. In the event that the periodic price adjustments are triggered on the re-pricing dates, we may be required to make earlier cash payments within three months following the re-pricing date.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended June 30, 2020 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act (inclusive of all purchases that have settled as of June 30, 2020):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2020	—	$—	—	$229,724,248
May 1 - May 31, 2020	—	—	—	229,724,248
June 1 - June 30, 2020	—	—	—	229,724,248
Total	—	$—	—	N/A

80 |

ITEM 5. OTHER INFORMATION
Dividend Declaration
On August 3, 2020, our Board of Directors voted to declare a quarterly cash dividend of $0.31 per share of our common stock, payable on September 3, 2020 to shareholders of record on August 19, 2020.
Executive Employment Agreement
On August 1, 2020, the Company entered into an executive employment agreement with Reuven Spiegel (the "Employment Agreement"). The Employment Agreement amends and replaces the offer letter the Company entered into with Mr. Spiegel in April 2020 in connection with his appointment as Chief Financial Officer. The Employment Agreement has a term expiring December 31, 2023, and provides for the following: an annual base salary of $500,000; the $500,000 cash bonus opportunity set forth in Mr. Spiegel’s offer letter, payable in April 2021; beginning in 2021, an annual bonus opportunity with a target amount of 75% of base salary and a maximum payout opportunity of 200% of the target amount; and, beginning in 2021, annual grants under the Company’s 2016 Long-Term Incentive Plan in an amount of $800,000 per year split evenly between time-vesting restricted stock units (“RSUs”) and performance-based RSUs.
In the event Mr. Spiegel is terminated without cause (as defined in the Employment Agreement) or terminates his employment with good reason (as defined in the Employment Agreement), Mr. Spiegel would be entitled to (i) an amount equal to the sum of his then-current base salary and target annual bonus as in effect immediately before any notice of termination, (ii) the costs of continuing family health insurance coverage for 12 months following termination of employment, (iii) any annual bonus Mr. Spiegel would have otherwise been entitled to if his employment had continued through the end of the bonus year based upon the actual performance of the Company, prorated for the period of actual employment during the bonus year, and paid upon the payment of the annual bonuses to senior executives of the Company pursuant to the Company’s annual bonus programs, and (iv) the immediate vesting of all unvested equity awards as follows: (A) for unvested performance awards, on a prorated basis through the termination of employment based on actual results evaluated after the close of the applicable performance period and payable in a lump sum at the same time as performance awards are paid to executives of the Company generally and (B) for full value equity awards (e.g., restricted stock, restricted stock units and phantom units) and appreciation equity awards (e.g., non-qualified stock options and stock appreciation rights), only to the extent that such awards would have vested if Mr. Spiegel’s employment had continued during a period equal to the lesser of six months following termination of employment or the balance of the term of the Employment Agreement.
If Mr. Spiegel terminates his employment for any reason, other than with good reason or upon his death or disability, and provides at least three months’ advance written notice of termination, Mr. Spiegel would be entitled to an amount equal to 50% of his annual base salary at the time notice is delivered, plus the costs of continuing family health insurance coverage for 12 months following the termination of his employment.
If, within two years of a change in control of the Company (as defined in the Employment Agreement), Mr. Spiegel’s employment is terminated by the Company without cause or he terminates his employment for good reason, Mr. Spiegel would be entitled to receive (i) an amount equal to two times the sum of his then-current base salary and target annual bonus as in effect immediately before any notice of termination, (ii) the costs of continuing family health insurance coverage for 12 months following termination of employment, (iii) any annual bonus Mr. Spiegel would have otherwise been entitled if his employment had continued through the end of the bonus year based upon the actual performance of the Company, prorated for the period of actual employment during the bonus year, and paid upon the payment of the annual bonuses to senior executives of the Company pursuant to the Company’s annual bonus programs, and (iv) the immediate vesting of all unvested equity awards. In addition to the foregoing, Mr. Spiegel would receive an additional $500,000 cash bonus if the change in control occurs before March 10, 2021.
All payments to be made by the Company upon termination as described above are subject to Mr. Spiegel executing a release of claims in favor of the Company. In addition to benefits available to the Company’s senior executive officers generally, the Employment Agreement also provides reimbursement for the reasonable costs of professional preparation of his personal income tax returns, not to exceed $25,000 in any calendar year.
The Employment Agreement includes a noncompetition clause which provides that Mr. Spiegel will not compete with the Company, directly or indirectly, in the territory (as defined in the Employment Agreement) during the term of the Employment Agreement and for one year thereafter. The Employment Agreement also includes non-solicitation provisions with respect to the customers and employees of the Company during the term of the Employment Agreement and for one year thereafter.
The above description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement itself, a copy of which is filed with this report as Exhibit 10.5 and is incorporated herein in its entirety by reference.

81 |

Exhibits

ITEM 6. EXHIBITS

Exhibit No.		Description

3.1		Amended and Restated Bylaws of Delek US Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020).

10.1
Second Amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan, effective as of May 5, 2020 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020).

10.2
Amended and Restated Executive Employment Agreement, dated as of May 8, 2020, by and between Delek US Holdings, Inc. and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020).

10.3
Amended and Restated Executive Employment Agreement, dated April 6, 2020, between Delek US Holdings, Inc. and Avigal Soreq (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 9, 2020).

10.4		Offer Letter, dated April 6, 2020, between Delek US Holdings, Inc. and Reuven Spiegel (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 9, 2020).

10.5	#	Executive Employment Agreement, dated August 1, 2020, by and between Delek US Holdings, Inc. and Reuven Spiegel.

10.6
Transportation Services Agreement, dated May 15, 2020 and effective as of May 1, 2020, between Delek Refining, Ltd., Lion Oil Company and DKL Transportation, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 18, 2020).

10.7	~
Third Amendment and Restatement of Schedules to Third Amended and Restated Omnibus Agreement, dated and effective as of May 15, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 18, 2020).

10.8
Third Incremental Amendment to Term Loan Credit Agreement, dated as of May 19, 2020, among Delek US Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 21, 2020).

10.9	~#	Third Amended and Restated Supply and Offtake Agreement, dated as of April 7, 2020, between J. Aron & Company LLC and Alon Refining Krotz Springs, Inc.

10.10	~#	Third Amended and Restated Supply and Offtake Agreement, dated as of April 7, 2020, among J. Aron & Company LLC, Lion Oil Company and Lion Oil Trading & Transportation, LLC.

10.11	~#	Third Amended and Restated Supply and Offtake Agreement, dated as of April 7, 2020, between J. Aron & Company LLC and Alon USA, LP.

31.1	#	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	#	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	##	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	##	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2020 and 2019 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith
~	Certain information contained in these exhibits has been omitted because it is not material and would likely cause competitive harm to the Company if publicly disclosed.

82 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chairman), President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Reuven Spiegel
Reuven Spiegel
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: August 6, 2020

83 |