Form 10-Q
period 2020-09-30
Delek US Holdings, Inc.
filed 2020-11-09
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At October 30, 2020, there were 73,725,758 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents
Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2020

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$807.9	$955.3
Accounts receivable, net	518.7	792.6
Inventories, net of inventory valuation reserves	672.0	946.7
Other current assets	515.9	268.7
Total current assets	2,514.5	2,963.3
Property, plant and equipment:
Property, plant and equipment	3,515.7	3,362.8
Less: accumulated depreciation	(1,091.8)	(934.5)
Property, plant and equipment, net	2,423.9	2,428.3
Operating lease right-of-use assets	180.3	183.6
Goodwill	855.7	855.7
Other intangibles, net	109.0	110.3
Equity method investments	373.1	407.3
Other non-current assets	68.5	67.8
Total assets	$6,525.0	$7,016.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$973.1	$1,599.7
Current portion of long-term debt	33.4	36.4
Obligation under Supply and Offtake Agreements	102.8	332.5
Current portion of operating lease liabilities	47.8	40.5
Accrued expenses and other current liabilities	657.1	346.8
Total current liabilities	1,814.2	2,355.9
Non-current liabilities:
Long-term debt, net of current portion	2,440.6	2,030.7
Obligation under Supply and Offtake Agreements	220.4	144.8
Environmental liabilities, net of current portion	106.1	137.9
Asset retirement obligations	37.2	68.6
Deferred tax liabilities	316.2	267.9
Operating lease liabilities, net of current portion	132.6	144.3
Other non-current liabilities	37.4	30.9
Total non-current liabilities	3,290.5	2,825.1
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 91,301,229 shares and 90,987,025 shares issued at September 30, 2020 and December 31, 2019, respectively	0.9	0.9
Additional paid-in capital	1,180.1	1,151.9
Accumulated other comprehensive income	—	0.1
Treasury stock, 17,575,527 shares and 17,516,814 shares, at cost, as of September 30, 2020 and December 31, 2019, respectively	(694.1)	(692.2)
Retained earnings	815.3	1,205.6
Non-controlling interests in subsidiaries	118.1	169.0
Total stockholders’ equity	1,420.3	1,835.3
Total liabilities and stockholders’ equity	$6,525.0	$7,016.3

See accompanying notes to condensed consolidated financial statements

3 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues	$2,062.9	$2,334.3	$5,419.6	$7,014.5
Cost of sales:
Cost of materials and other	1,875.9	1,964.1	5,064.3	5,731.2
Operating expenses (excluding depreciation and amortization presented below)	115.7	141.7	348.3	418.4
Depreciation and amortization	59.4	43.8	160.0	125.7
Total cost of sales	2,051.0	2,149.6	5,572.6	6,275.3
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	24.0	25.2	73.7	77.5
General and administrative expenses	57.0	65.6	184.4	197.3
Depreciation and amortization	5.8	6.0	17.4	21.0
Other operating loss (income), net	0.3	0.5	(14.6)	(0.7)
Total operating costs and expenses	2,138.1	2,246.9	5,833.5	6,570.4
Operating (loss) income	(75.2)	87.4	(413.9)	444.1
Interest expense	31.9	33.9	98.0	95.4
Interest income	(0.9)	(3.2)	(3.1)	(9.0)
Income from equity method investments	(12.8)	(16.5)	(28.6)	(28.4)
Loss (gain) on sale of non-operating refinery	0.1	—	(56.8)	—
Other (income) expense, net	(1.0)	(0.2)	(3.4)	3.3
Total non-operating expense, net	17.3	14.0	6.1	61.3
(Loss) income before income tax (benefit) expense	(92.5)	73.4	(420.0)	382.8
Income tax (benefit) expense	(15.6)	13.4	(134.6)	83.8
(Loss) income from continuing operations, net of tax	(76.9)	60.0	(285.4)	299.0
Discontinued operations:
Loss from discontinued operations, including loss on sale of discontinued operations	—	—	—	(1.0)
Income tax benefit	—	—	—	(0.2)
Loss from discontinued operations, net of tax	—	—	—	(0.8)
Net (loss) income	(76.9)	60.0	(285.4)	298.2
Net income attributed to non-controlling interests	11.2	8.7	29.4	20.3
Net (loss) income attributable to Delek	$(88.1)	$51.3	$(314.8)	$277.9
Basic (loss) income per share:
(Loss) income from continuing operations	$(1.20)	$0.68	$(4.28)	$3.64
Loss from discontinued operations	—	$—	—	(0.01)
Basic (loss) income per share	$(1.20)	$0.68	$(4.28)	$3.63
Diluted (loss) income per share:
(Loss) income from continuing operations	$(1.20)	$0.68	$(4.28)	$3.61
Loss from discontinued operations	—	—	—	(0.01)
Diluted (loss) income per share	$(1.20)	$0.68	$(4.28)	$3.60
Dividends declared per common share outstanding	$0.31	$0.29	$0.93	$0.84

See accompanying notes to condensed consolidated financial statements

4 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Operations (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net (loss) income	$(76.9)	$60.0	$(285.4)	$298.2
Other comprehensive income (loss):
Commodity contracts designated as cash flow hedges:
Net loss related to commodity cash flow hedges	(0.6)	(19.8)	(0.3)	(23.2)
Income tax benefit	(0.1)	(4.1)	(0.1)	(4.8)
Net comprehensive loss on commodity contracts designated as cash flow hedges	(0.5)	(15.7)	(0.2)	(18.4)
Other income, net of taxes	—	0.1	0.1	0.5
Total other comprehensive loss	(0.5)	(15.6)	(0.1)	(17.9)
Comprehensive (loss) income	(77.4)	44.4	(285.5)	280.3
Comprehensive income attributable to non-controlling interest	11.2	8.7	29.4	20.3
Comprehensive (loss) income attributable to Delek	$(88.6)	$35.7	$(314.9)	$260.0

See accompanying notes to condensed consolidated financial statements

5 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share and per share data)

		Three Months Ended September 30, 2020
		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	June 30, 2020	91,232,964	$0.9	$1,160.1	$0.5	$926.4	(17,575,527)	$(694.1)	$165.5	$1,559.3
Net (loss) income		—	—	—	—	(88.1)	—	—	11.2	(76.9)
Other comprehensive loss related to commodity contracts, net		—	—	—	(0.5)	—	—	—	—	(0.5)
Common stock dividends ($0.31 per share)		—	—	—	—	(23.0)	—	—	—	(23.0)
Distributions to non-controlling interests		—	—	—	—	—	—	—	(8.2)	(8.2)
Equity-based compensation expense		—	—	6.7	—	—	—	—	—	6.7
Repurchase of non-controlling interests		—	—	(23.5)	—	—	—	—	0.4	(23.1)
Impact from IDR Simplification transaction of Delek Logistics LP		—	—	37.2	—	—	—	—	(50.8)	(13.6)
Taxes paid due to the net settlement of equity-based compensation		—	—	(0.4)	—	—	—	—	—	(0.4)
Exercise of equity-based awards		68,265	—	—	—	—	—	—	—	—
Balance at	September 30, 2020	91,301,229	$0.9	$1,180.1	$—	$815.3	(17,575,527)	$(694.1)	$118.1	$1,420.3

6 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share and per share data)

		Three Months Ended September 30, 2019
		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	June 30, 2019	90,861,698	$0.9	$1,140.3	$26.3	$1,165.9	(15,416,502)	$(618.9)	$171.7	$1,886.2
Net income		—	—	—	—	51.3	—	—	8.7	60.0
Other comprehensive loss related to commodity contracts, net		—	—	—	(15.7)	—	—	—	—	(15.7)
Common stock dividends ($0.29 per share)		—	—	—	—	(21.8)	—	—	—	(21.8)
Distribution to non-controlling interest		—	—	—	—	—	—	—	(8.2)	(8.2)
Equity-based compensation expense		—	—	7.3	—	—	—	—	0.1	7.4
Repurchase of common stock		—	—	—	—	—	(1,236,854)	(43.0)	—	(43.0)
Taxes paid due to the net settlement of equity-based compensation		—	—	(1.5)	—	—	—	—	—	(1.5)
Exercise of equity-based awards		78,695	—	—	—	—	—	—	—	—
Other		—	—	—	0.1	(0.1)	—	—	—	—
Balance at	September 30, 2019	90,940,393	$0.9	$1,146.1	$10.7	$1,195.3	(16,653,356)	$(661.9)	$172.3	$1,863.4

7 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share and per share data)

		Nine Months Ended September 30, 2020
		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	December 31, 2019	90,987,025	$0.9	$1,151.9	$0.1	$1,205.6	(17,516,814)	$(692.2)	$169.0	$1,835.3
Cumulative effect of adopting accounting principle regarding measurement of credit losses on financial instruments, net		—	—	—	—	(6.5)	—	—	—	(6.5)
Net (loss) income		—	—	—	—	(314.8)	—	—	29.4	(285.4)
Other comprehensive loss related to commodity contracts, net		—	—	—	(0.2)	—	—	—	—	(0.2)
Common stock dividends ($0.93 per share)		—	—	—	—	(69.0)	—	—	—	(69.0)
Distributions to non-controlling interests		—	—	—	—	—	—	—	(25.0)	(25.0)
Equity-based compensation expense		—	—	17.6	—	—	—	—	0.1	17.7
Repurchase of common stock		—	—	—	—	—	(58,713)	(1.9)	—	(1.9)
Repurchases of non-controlling interests		—	—	(24.3)	—	—	—	—	(4.6)	(28.9)
Impact from IDR Simplification transaction of Delek Logistics LP		—	—	37.2	—	—	—	—	(50.8)	(13.6)
Taxes paid due to the net settlement of equity-based compensation		—	—	(2.3)	—	—	—	—	—	(2.3)
Exercise of equity-based awards		314,204	—	—	—	—	—	—	—	—
Other		—	—	—	0.1	—	—	—	—	0.1
Balance at	September 30, 2020	91,301,229	$0.9	$1,180.1	$—	$815.3	(17,575,527)	$(694.1)	$118.1	$1,420.3

8 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (Continued)
(In millions, except share and per share data)

		Nine Months Ended September 30, 2019
		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
		Shares	Amount				Shares	Amount
Balance at	December 31, 2018	90,478,075	$0.9	$1,135.4	$28.6	$981.8	(12,477,780)	$(514.1)	$175.5	$1,808.1
Net income		—	—	—	—	277.9	—	—	20.3	298.2
Other comprehensive loss related to commodity contracts, net		—	—	—	(18.4)	—	—	—	—	(18.4)
Common stock dividends ($0.84 per share)		—	—	—	—	(64.3)	—	—	—	(64.3)
Distribution to non-controlling interest		—	—	—	—	—	—	—	(23.8)	(23.8)
Equity-based compensation expense		—	—	18.9	—	—	—	—	0.3	19.2
Repurchase of common stock		—	—	—	—	—	(4,175,576)	(147.8)	—	(147.8)
Taxes paid due to the net settlement of equity-based compensation		—	—	(8.4)	—	—	—	—	—	(8.4)
Exercise of equity-based awards		462,318	—	—	—	—	—	—	—	—
Other		—	—	0.2	0.5	(0.1)	—	—	—	0.6
Balance at	September 30, 2019	90,940,393	$0.9	$1,146.1	$10.7	$1,195.3	(16,653,356)	$(661.9)	$172.3	$1,863.4

See accompanying notes to condensed consolidated financial statements

9 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(285.4)	$298.2
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	177.4	146.7
Other amortization/accretion	7.8	7.1
Non-cash lease expense	34.0	29.6
Deferred income taxes	32.9	26.3
Income from equity method investments	(28.6)	(28.4)
Dividends from equity method investments	21.6	11.7
Non-cash lower of cost or market/net realizable value adjustment	65.6	(31.5)
Gain on sale of non-operating refinery	(56.8)	—
Equity-based compensation expense	17.7	19.2
Other	2.7	2.6
Changes in assets and liabilities:
Accounts receivable	268.9	(319.4)
Inventories and other current assets	(42.1)	(180.0)
Fair value of derivatives	(0.5)	(12.8)
Accounts payable and other current liabilities	(464.9)	474.3
Obligation under Supply and Offtake Agreements	(154.1)	46.4
Non-current assets and liabilities, net	4.0	(41.6)
Net cash (used in) provided by operating activities	(399.8)	448.4
Cash flows from investing activities:
Equity method investment contributions	(30.8)	(214.0)
Distributions from equity method investments	72.0	0.8
Purchases of property, plant and equipment	(241.7)	(305.7)
Purchase of intangible assets	(2.6)	(0.8)
Proceeds from sale of property, plant and equipment	0.2	0.3
Proceeds from sale of retail stores	—	9.9
Proceeds from sale of non-operating refinery	39.9	—
Net cash used in investing activities	(163.0)	(509.5)

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(In millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Proceeds from long-term revolvers	$1,798.1	$1,278.4
Payments on long-term revolvers	(1,545.8)	(1,278.9)
Proceeds from term debt	185.0	246.8
Payments on term debt	(34.6)	(31.5)
Proceeds from product financing agreements	222.0	40.8
Repayments of product financing agreements	(79.4)	(22.2)
Taxes paid due to the net settlement of equity-based compensation	(2.3)	(8.4)
Repurchase of common stock	(1.9)	(147.8)
Repurchase of non-controlling interest	(28.9)	—
Distribution to non-controlling interest	(25.0)	(23.8)
Impact of IDR Simplification transaction of Delek Logistics LP	(2.1)	—
Dividends paid	(69.0)	(64.3)
Deferred financing costs paid	(0.7)	(0.9)
Net cash provided by (used in) financing activities	415.4	(11.8)
Net decrease in cash and cash equivalents	(147.4)	(72.9)
Cash and cash equivalents at the beginning of the period	955.3	1,079.3
Cash and cash equivalents at the end of the period	$807.9	$1,006.4

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.2 million and $1.2 million in the 2020 and 2019 periods, respectively	$91.1	$88.3
Income taxes	$3.3	$73.3
Non-cash investing activities:
(Decrease) increase in accrued capital expenditures	$(33.9)	$19.1
Non-cash financing activities:
Non-cash lease liability arising from recognition of right of use assets upon adoption of Accounting Standards Update ("ASU") 2016-02	$—	$211.0
Non-cash lease liability arising from obtaining right of use assets during the period	$30.7	$9.6

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
Risks and Uncertainties Arising from the COVID-19 Pandemic and the OPEC Production Disputes
The outbreak of COVID-19 and its development into a pandemic in March 2020 (the "COVID-19 Pandemic") has resulted in significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity and resulted in airlines dramatically cutting back on flights and a decrease in motor vehicle use at a time when seasonal driving patterns typically result in an increase of consumer demand for gasoline. As a result, there has also been a decline in the demand for, and thus also the market prices of, crude oil and certain of our products. In April and June 2020, an agreement was reached to cut oil production between the members of the Organization of Petroleum Exporting Countries ("OPEC") and other leading oil producing countries (together with OPEC, “OPEC+”), as part of the efforts to resolve the oil production disputes ("OPEC Production Disputes") that significantly affected crude oil prices beginning in first quarter of 2020 and to provide stability in the oil markets. While OPEC+ have reached an agreement to cut oil production, uncertainty about the duration of the COVID-19 Pandemic has caused storage constraints in the United States resulting from over-supply of produced oil. Therefore, downward pressure on commodity prices has remained and could continue for the foreseeable future.
Uncertainties related to the impact of the COVID-19 Pandemic and other events exist that could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under GAAP, we have considered them in the preparation of our unaudited financial statements as of and for the three and nine months ended September 30, 2020. The application of accounting policies impacted by such considerations include (but are not necessarily limited to) the following:
•The interim evaluation of the risk of credit losses and the determination of our allowance for credit losses, pursuant to GAAP;
•The interim evaluation of long-lived assets for potential impairment, where indicators exist, as defined by GAAP;
•The interim evaluation of indefinite-lived intangibles and goodwill for potential impairment, where indicators exist, as defined by GAAP;

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
•The interim evaluation of joint ventures for potential impairment, where indicators exist, as defined by GAAP;
•The evaluation of derivatives and hedge accounting for counterparty risk and changes in forecasted transactions, as provided for under GAAP;
•The evaluation of inventory valuation allowances that may be warranted under the lower of cost or net realizable value analysis, for first-in, first-out (“FIFO”), and the lower of cost or market analysis, for last-in, first-out ("LIFO"), pursuant to GAAP;
•The consideration of debt modifications and/or covenant requirements, as applicable;
•The evaluation of commitments and contingencies, including changes in concentrations, as applicable;
•The interim evaluation of the impact of changing forecasts on our assessment of deferred tax asset valuation allowances and annual effective tax rates; and
•The interim evaluation of our ability to continue as a going concern.
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

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Accounting Pronouncements Not Yet Adopted
ASU 2020-06, Debt— Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU 2020-06, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company is evaluating the impact of this guidance but does not currently expect adopting this new guidance will have a material impact on its consolidated financial statements and related disclosures.
ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)
In March 2020, the FASB issued an amendment which is intended to provide temporary optional expedients and exceptions to GAAP guidance on contracts, hedge accounting and other transactions affected by the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank rates. This guidance is effective for all entities at any time beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of the ASU. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements and related disclosures.
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

Note 2 - Segment Data
We aggregate our operating units into three reportable segments: Refining, Logistics, and Retail. Operations that are not specifically included in the reportable segments are included in Corporate, Other and Eliminations, which consist of the following:
•our corporate activities;
•results of certain immaterial operating segments, including our Canadian crude trading operations (as discussed in Note 9);
•wholesale crude operations;
•Alon's asphalt terminal operations; and
•intercompany eliminations.
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

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
eliminations, to our refining segment. The historical results of this hedging activity have been reclassified to conform to the current presentation. The assets and/or liabilities associated with this hedging activity have not been allocated to the refining segment.
Refining Segment
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd") as of September 30, 2020, including the following:
•75,000 bpd Tyler, Texas refinery (the "Tyler refinery");
•80,000 bpd El Dorado, Arkansas refinery (the "El Dorado refinery");
•73,000 bpd Big Spring, Texas refinery (the "Big Spring refinery");
•74,000 bpd Krotz Springs, Louisiana refinery (the "Krotz Springs refinery"); and
•a non-operating refinery located in Bakersfield, California, which was sold May 7, 2020.
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
On May 7, 2020, we sold our equity interests in Alon Bakersfield Property, Inc., an indirect wholly-owned subsidiary that owns our non-operating refinery located in Bakersfield, California, to a subsidiary of Global Clean Energy Holdings, Inc. (“GCE”) for total cash consideration of $40.0 million. As a result of this sale, we recognized a gain of $56.8 million, largely due to the buyer assuming substantially all of the asset retirement obligations and environmental liabilities associated with this refinery, which is included in gain on sale of non-operating refinery on the accompanying condensed consolidated statements of income. As part of the transaction, GCE granted a call option to Delek to acquire up to a 33 1/3% interest in the acquiring subsidiary of GCE, exercisable by Delek through the 90th day after GCE demonstrates commercial operations, as contractually defined.
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
Retail Segment
Our retail segment consists of 253 owned and leased convenience store sites as of September 30, 2020, located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel primarily under the Alon or Delek brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In November 2018, we terminated the license agreement with 7-Eleven, Inc. This agreement was amended in April 2020 to extend the date for the required removal of all 7-Eleven branding on a store-by-store basis from December 31, 2021 to December 31, 2022. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed at such convenience store sites.
Significant Inter-segment Transactions
All inter-segment transactions have been eliminated in consolidation and consist primarily of the following:
•refining segment refined product sales to the retail segment to be sold through the store locations;
•refining segment sales of asphalt and refined product to entities included in corporate, other and eliminations;
•logistics segment service fee revenue under service agreements with the refining segment based on the number of gallons sold and to share a portion of the margin achieved in return for providing marketing, sales and customer services;

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
•logistics segment sales of wholesale finished product to our refining segment; and
•logistics segment crude transportation, terminalling and storage fee revenue from our refining segment for the utilization of pipeline, terminal and storage assets.
Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended September 30, 2020
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$1,450.8	$49.4	$177.7	$385.0	$2,062.9
Inter-segment fees and revenues	112.7	92.8	—	(205.5)	—
Operating costs and expenses:
Cost of materials and other	1,479.2	60.7	136.3	199.7	1,875.9
Operating expenses (excluding depreciation and amortization presented below)	102.1	14.3	23.1	0.2	139.7
Segment contribution margin	$(17.8)	$67.2	$18.3	$(20.4)	47.3
Depreciation and amortization	$50.3	$9.4	$2.9	$2.6	65.2
General and administrative expenses					57.0
Other operating loss, net					0.3
Operating loss					$(75.2)
Capital spending (excluding business combinations)	$0.6	$3.2	$0.7	$0.2	$4.7

	Three Months Ended September 30, 2019
	Refining (1)	Logistics	Retail	Corporate, Other and Eliminations (1)	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$2,036.9	$71.4	$218.5	$7.5	$2,334.3
Inter-segment fees and revenues	139.9	66.2	—	(206.1)	—
Operating costs and expenses:
Cost of materials and other	1,906.0	72.6	176.4	(190.9)	1,964.1
Operating expenses (excluding depreciation and amortization presented below)	120.7	18.4	23.5	4.3	166.9
Segment contribution margin	$150.1	$46.6	$18.6	$(12.0)	203.3
Depreciation and amortization	$34.6	$6.6	$3.0	$5.6	49.8
General and administrative expenses					65.6
Other operating loss, net					0.5
Operating income					$87.4
Capital spending (excluding business combinations)	$63.3	$4.0	$3.8	$39.4	$110.5

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2020
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$4,021.9	$133.4	$521.7	$742.6	$5,419.6
Inter-segment fees and revenues	346.5	289.9	—	(636.4)	—
Operating costs and expenses:
Cost of materials and other	4,314.4	205.9	400.0	144.0	5,064.3
Operating expenses (excluding depreciation and amortization presented below)	302.5	41.5	66.8	11.2	422.0
Segment contribution margin	$(248.5)	$175.9	$54.9	$(49.0)	(66.7)
Depreciation and amortization	$132.3	$24.4	$9.1	$11.6	177.4
General and administrative expenses					184.4
Other operating income, net					(14.6)
Operating loss					$(413.9)
Capital spending (excluding business combinations)	$180.9	$6.9	$8.2	$12.0	$208.0

	Nine Months Ended September 30, 2019
	Refining (1)	Logistics	Retail	Corporate, Other and Eliminations (1)	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$6,096.7	$254.3	$640.2	$23.3	$7,014.5
Inter-segment fees and revenues	539.9	191.1	—	(731.0)	—
Operating costs and expenses:
Cost of materials and other	5,629.8	262.7	521.9	(683.2)	5,731.2
Operating expenses (excluding depreciation and amortization presented below)	356.7	51.8	71.9	15.5	495.9
Segment contribution margin	$650.1	$130.9	$46.4	$(40.0)	787.4
Depreciation and amortization	$98.9	$19.8	$11.5	$16.5	146.7
General and administrative expenses					197.3
Other operating income, net					(0.7)
Operating income					$444.1
Capital spending (excluding business combinations)	$193.8	$6.2	$14.3	$110.5	$324.8
(1)The refining segment results of operations for the three and nine months ended September 30, 2019, includes hedging gains, a component of cost of materials and other, of $22.6 million and $50.0 million, respectively, which was previously included and reported in corporate, other and eliminations.

Other Segment Information
Total assets by segment were as follows as of September 30, 2020:

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Total assets	$6,103.2	$957.7	$299.1	$(835.0)	$6,525.0
Less:
Inter-segment notes receivable	(1,326.3)	—	—	1,326.3	—
Inter-segment right of use lease assets	(393.8)	—	—	393.8	—
Total assets, excluding inter-segment notes receivable and right of use assets	$4,383.1	$957.7	$299.1	$885.1	$6,525.0

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Property, plant and equipment and accumulated depreciation as of September 30, 2020 and depreciation expense by reporting segment for the three and nine months ended September 30, 2020 are as follows (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$2,558.2	$684.2	$164.8	$108.5	$3,515.7
Less: Accumulated depreciation	(758.9)	(216.7)	(45.4)	(70.8)	(1,091.8)
Property, plant and equipment, net	$1,799.3	$467.5	$119.4	$37.7	$2,423.9
Depreciation expense for the three months ended September 30, 2020	$48.5	$9.5	$2.7	$2.6	$63.3
Depreciation expense for the nine months ended September 30, 2020	$127.3	$24.4	$8.5	$11.6	$171.8

In accordance with ASC 360, Property, Plant and Equipment ("ASC 360"), Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment related to our property, plant and equipment as of September 30, 2020 (see Note 1 for further discussion on the impact of COVID-19 Pandemic and OPEC Production Disputes).

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

17 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Numerator for EPS
(Loss) income from continuing operations, net of tax	$(76.9)	$60.0	$(285.4)	$299.0
Less: Income from continuing operations attributed to non-controlling interest	11.2	8.7	29.4	20.3
(Loss) Income from continuing operations attributable to Delek	$(88.1)	$51.3	$(314.8)	$278.7

Numerator for EPS - discontinued operations
Loss from discontinued operations attributable to Delek	$—	$—	$—	$(0.8)

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	73,669,310	75,028,562	73,551,970	76,463,435
Dilutive effect of stock-based awards	—	673,749	—	704,399
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	73,669,310	75,702,311	73,551,970	77,167,834

EPS:
Basic (loss) income per share:
(Loss) Income from continuing operations	$(1.20)	$0.68	$(4.28)	$3.64
Loss from discontinued operations	—	—	$—	(0.01)
Basic (loss) income per share	$(1.20)	$0.68	$(4.28)	$3.63
Diluted (loss) income per share:
(Loss) Income from continuing operations	$(1.20)	$0.68	$(4.28)	$3.61
Loss from discontinued operations	$—	—	$—	(0.01)
Diluted (loss) income per share	$(1.20)	$0.68	$(4.28)	$3.60

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be antidilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	3,873,055	1,846,919	3,807,699	2,003,283
Antidilutive due to loss	363,603	—	330,412	—
Total antidilutive stock-based compensation	4,236,658	1,846,919	4,138,111	2,003,283

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4 - Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations.
On August 13, 2020, Delek Logistics completed a transaction to eliminate the incentive distribution rights ("IDRs") held by Delek Logistics GP, LLC, the general partner, and convert the 2.0% economic general partner interest into a non-economic general partner interest in exchange for total consideration consisting of $45.0 million cash and 14.0 million newly issued common limited partner units. Contemporaneously, we repurchased 5.2% ownership interest in the general partner from affiliates, who are also members of the general partner's management and board of directors, for $23.1 million, increasing our ownership interest in the general partner to 100.0%.
As a result of these transactions, the non-controlling interest in our consolidated balance sheets decreased by $50.8 million, with a $37.2 million increase to additional paid-in capital which is net of $11.5 million related to deferred income taxes and $2.1 million of transaction costs.
In August 2020, Delek Logistics filed a shelf registration statement, which subsequently became effective, with the U.S. Securities and Exchange Commission for the proposed re-sale or other disposition from time to time by Delek of up to 14.0 million common limited partner units representing our limited partner interests in Delek Logistics.
As of September 30, 2020, we owned an 80.0% interest in Delek Logistics, consisting of 34,745,868 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets.
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

19 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2020	December 31, 2019

ASSETS
Cash and cash equivalents	$6.0	$5.5
Accounts receivable	17.5	13.2
Accounts receivable from related parties	9.9	—
Inventory	1.7	12.6
Other current assets	0.4	2.3
Property, plant and equipment, net	467.5	295.0
Equity method investments	255.4	247.0
Operating lease right-of-use assets	18.1	3.7
Goodwill	12.2	12.2
Intangible assets, net	161.8	146.6
Other non-current assets	7.0	6.3
Total assets	$957.5	$744.4
LIABILITIES AND DEFICIT
Accounts payable	$4.7	$12.5
Accounts payable to related parties	—	8.9
Current portion of operating lease liabilities	5.5	1.4
Accrued expenses and other current liabilities	13.8	12.2
Long-term debt	1,006.1	833.1
Asset retirement obligations	5.9	5.6
Deferred tax liabilities	1.2	0.2
Operating lease liabilities, net of current portion	12.6	2.3
Other non-current liabilities	19.2	19.3
Deficit	(111.5)	(151.1)
Total liabilities and deficit	$957.5	$744.4

Effective May 1, 2020, Delek through its wholly owned subsidiaries Lion Oil Company (“Lion Oil”) and Delek Refining, Ltd. (“Delek Refining”) contributed certain leased and owned tractors and trailers and related assets used in the provision of trucking and transportation services for crude oil, petroleum and certain other products throughout Arkansas, Oklahoma and Texas to Delek Trucking, LLC (“Delek Trucking”), a direct wholly owned subsidiary of Lion Oil. Following this contribution, Lion Oil sold all of the issued and outstanding membership interests in Delek Trucking (the “Acquisition”) to DKL Transportation, LLC (“DKL Transportation”), a wholly owned subsidiary of Delek Logistics. Promptly following the consummation of the Acquisition, Delek Trucking merged with and into DKL Transportation, with DKL Transportation continuing as the surviving entity. Total consideration for the Acquisition was approximately $48.0 million in cash, subject to certain post-closing adjustments, financed primarily with borrowings under Delek Logistics’ revolving credit facility. In connection with the Acquisition, Delek Refining, Lion Oil and DKL Transportation entered into a Transportation Services Agreement pursuant to which DKL Transportation will gather, coordinate the pickup of, transport and deliver petroleum products for Delek Refining and Lion Oil, as well as provide ancillary services as requested. Prior periods have not been recast in our Segment Data Note 2, as these assets did not constitute a business in accordance with ASU 2017-01, Clarifying the Definition of a Business, and the transaction was accounted for as an acquisition of assets between entities under common control.
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

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5 - Equity Method Investments
On July 30, 2019, we, through our wholly-owned direct subsidiary Delek US Energy, Inc. ("Delek Energy" or "Delek Member"), entered into a limited liability company agreement (the “LLCA”) and related agreements with multiple joint venture members of Wink to Webster Pipeline LLC (“WWP”). Pursuant to the LLCA, Delek Energy acquired a 15% ownership interest in WWP. WWP intends to construct and operate a crude oil pipeline system from Wink, Texas to Webster, Texas along with certain pipelines from Webster, Texas to other destinations in the Gulf Coast area. Pursuant to the LLCA, Delek Energy will be required to contribute its percentage interest of the applicable construction costs (including certain costs previously incurred by WWP) and, at the date we acquired our ownership interest, it was anticipated that Delek Energy’s capital contributions would total approximately $340 million to $380 million over the course of construction (expected to be two to three years). Construction of the crude oil pipeline system remains ongoing, where the main segment of the pipeline system connecting the Permian Basin to Houston, Texas was recently completed and began transporting crude oil in October 2020.
During the nine months ended September 30, 2020 and September 30, 2019, we made capital contributions totaling $18.9 million and $75.3 million, respectively. As of December 31, 2019, Delek's investment balance in WWP totaled $125.3 million and we recognized a nominal amount of income on the investment for the three and nine months ended September 30, 2019.
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
The Company's maximum exposure to any losses incurred by HoldCo is limited to its investment. As of September 30, 2020, except for the guarantee of member obligations under the W2W Holdings LLC Agreement, the Company does not have other existing guarantees with or to HoldCo, or any third-party work contracted with it.
As of September 30, 2020, Delek's investment balance in WWP Project Financing Joint Venture totaled $73.3 million and is included as part of total assets in corporate, other and eliminations in our segment disclosure. During the nine months ended September 30, 2020, we received distributions of $69.3 million from WWP Project Financing Joint Venture to return excess contributions made. In addition on the investment, we recognized income totaling $0.2 million and a loss of $1.8 million for the three and nine months ended September 30, 2020, respectively.
Delek Logistics Investments
In May 2019, Delek Logistics, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed under the Delek Logistics Credit Facility (as defined in Note 8), to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River (the "Red River Pipeline Joint Venture"). Red River owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. In August 2020, Red River completed a planned expansion project to increase the pipeline capacity which commenced operations on October 1, 2020. Delek Logistics contributed an additional $3.5 million related to such expansion project in May 2019. During the nine months ended September 30, 2020, we made additional capital contributions totaling $11.8 million based on capital calls received. As of September 30, 2020 and December 31, 2019, Delek's investment balance in Red River totaled $143.5 million and $131.0 million, respectively. We recognized income on the investment totaling $2.0 million and $6.8 million for the three and nine months ended September 30, 2020, respectively and $4.7 million and $7.0 million for the three and nine months ended September 30, 2019, respectively. This investment is accounted for using the equity method and is included as part of total assets in our

21 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
logistics segment.
In addition to Red River, Delek Logistics has two joint ventures that own and operate logistics assets, and which serve third parties and subsidiaries of Delek. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems (the "Caddo Pipeline") and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system (the "Rio Pipeline"). As of September 30, 2020 and December 31, 2019, Delek Logistics' investment balances in these joint ventures totaled $111.8 million and $116.0 million, respectively, and were accounted for using the equity method. We recognized income on these investments totaling $2.9 million and $10.1 million for the three and nine months ended September 30, 2020, respectively and $3.7 million and $7.9 million for the three and nine months ended September 30, 2019, respectively.
Other Investments
We have a 50% interest in a joint venture that owns an asphalt terminal located in Brownwood, Texas. As of September 30, 2020 and December 31, 2019, Delek's investment balance in this joint venture was $40.7 million and $30.7 million, respectively. We recognized income on this investment totaling $7.5 million and $13.0 million for the three and nine months ended September 30, 2020, respectively and $7.9 million and $13.1 million for the three and nine months ended September 30, 2019, respectively. This investment is accounted for using the equity method and is included as part of total assets in corporate, other and eliminations in our segment disclosure.
Delek Renewables, LLC, a wholly-owned subsidiary of Delek, has a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in North Little Rock, Arkansas. As of September 30, 2020 and December 31, 2019, Delek Renewables, LLC's investment balance in this joint venture was $3.8 million and $4.3 million, respectively, and was accounted for using the equity method. The investment in this joint venture is reflected in the refining segment.

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
Carrying value of inventories consisted of the following (in millions):

	September 30, 2020	December 31, 2019
Refinery raw materials and supplies	$261.4	$400.4
Refinery work in process	82.9	109.1
Refinery finished goods	299.1	397.5
Retail fuel	5.9	7.3
Retail merchandise	21.0	19.8
Logistics refined products	1.7	12.6
Total inventories	$672.0	$946.7
At September 30, 2020, we recorded a pre-tax inventory valuation reserve of $67.5 million, $65.0 million of which related to LIFO inventory, due to a market price decline below our cost of certain inventory products. At December 31, 2019, we recorded a pre-tax inventory valuation reserve of $1.7 million, $1.2 million of which related to LIFO inventory, which reversed in the first quarter of 2020 due to the sale of inventory quantities that gave rise to the December 31, 2019 reserve. We recognized a net reduction (increase) in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of $9.5 million and $(65.6) million for the three and nine months ended September 30, 2020, respectively, and $(20.0) million and $31.5 million for the three and nine months ended September 30, 2019, respectively.

22 |

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
Barrels subject to the Supply and Offtake Agreements are as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs
Baseline Volumes pursuant to the respective Supply and Offtake Agreements	2.0	0.8	1.3
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of September 30, 2020 (1)	3.8	1.3	1.4
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of December 31, 2019 (1)	3.5	2.0	1.7
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
In January 2020, we amended our three Supply and Offtake Agreements so that the repurchase of Baseline Volumes at the end of the Supply and Offtake Agreement term (representing the "Baseline Step-Out Liability" or, collectively, the "Baseline Step-Out Liabilities") was based on market-indexed prices subject to commodity price risk. As a result of the amendment, such Baseline Step-Out Liabilities continued to be recorded at fair value under the fair value election provided by ASC 815 and ASC 825, where the fair value now reflected changes in commodity price risk rather than interest rate risk with subsequent changes in fair value being recorded in cost of materials and other. We recognized a loss in the first quarter of 2020 of $1.5 million on the change in fair value resulting from the modification.
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
Pursuant to the Periodic Price Adjustments provision in the Supply and Offtake Agreements, the Company may be required to pay down all or a portion of the fixed component of the Baseline Step-Out Liabilities or may receive additional proceeds depending on the change in fair value of the inventory collateral subject to a threshold at certain specified Periodic Pricing Dates, which occur on October 1st and May 1st, annually, not to extend beyond expiration of the Supply and Offtake Agreements. Additionally, at the Periodic Pricing Dates, if a Periodic Price Adjustment is triggered, the prospective pricing underlying the fixed component of the Baseline Step-Out Liabilities will be adjusted to reflect either the pay-down or the incremental proceeds, accordingly. As of September 30, 2020, the fixed component of the Baseline Step-Out Liabilities subject to the Periodic Price Adjustments amounted to approximately $58.8 million. All or some portion of that amount may become due or payable in periods occurring within twelve months, if Periodic Price Adjustments are triggered in October 2020 and May

23 |

2021. See Note 19 - Subsequent Events, for details on the subsequent Periodic Price Adjustment and paydown triggered on October 1, 2020.
Monthly activity resulting in over and short volumes continue to be valued using market-indexed pricing, and are included in current liabilities (or receivables) on our consolidated balance sheet.
Net balances payable (receivable) under the Supply and Offtake Agreements were as follows as of the balance sheet dates:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Balances as of September 30, 2020:
Baseline Step-Out Liability	$100.5	$49.1	$70.8	$220.4
Revolving over/short inventory financing liability	80.6	19.7	2.5	102.8
Total Obligations Under Supply and Offtake Agreements	181.1	68.8	73.3	323.2
Less: Current portion	80.6	19.7	2.5	102.8
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$100.5	$49.1	$70.8	$220.4
Other current payable for monthly activity true-up	$12.6	$1.0	$—	$13.6

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Balances as of December 31, 2019:
Baseline Step-Out Liability	$125.5	$57.2	$87.6	$270.3
Revolving over/short inventory financing liability	93.0	73.5	40.5	207.0
Total Obligations Under Supply and Offtake Agreements	218.5	130.7	128.1	477.3
Less: Current portion	218.5	73.5	40.5	332.5
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$—	$57.2	$87.6	$144.8
Other current receivable for monthly activity true-up	$(16.4)	$(3.1)	$(3.5)	$(23.0)

The Supply and Offtake Agreements require payments of fixed annual fees which are factored into the interest rate yield under the fair value accounting model. Recurring cash fees paid during the periods presented were as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Recurring cash fees paid during the three months ended September 30, 2020	$1.5	$0.7	$1.1	$3.3
Recurring cash fees paid during the three months ended September 30, 2019	$2.9	$1.5	$2.5	$6.9
Recurring cash fees paid during the nine months ended September 30, 2020	$7.4	$2.8	$3.1	$13.3
Recurring cash fees paid during the nine months ended September 30, 2019	$8.5	$4.4	$7.6	$20.5

Interest expense recognized under the Supply and Offtake Agreements includes the yield attributable to recurring cash fees, one-time cash fees (e.g., in connection with amendments), as well as other changes in fair value, which may increase or decrease interest expense. Total interest expense incurred during the periods presented was as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Interest expense for the three months ended September 30, 2020	$1.5	$0.7	$1.1	$3.3
Interest expense for the three months ended September 30, 2019	$3.7	$2.0	$2.7	$8.4
Interest expense for the nine months ended September 30, 2020	$7.8	$5.9	$3.5	$17.2
Interest expense for the nine months ended September 30, 2019	$10.9	$3.6	$8.8	$23.3
Reflected in interest expense are losses totaling $3.9 million for the nine months ended September 30, 2020, and gains totaling $7.7 million and gains totaling $11.4 million for the three and nine months ended September 30, 2019, respectively, related to the changes in fair value in the Baseline Step-Out Liabilities component of Obligations Under Supply and Offtake Agreements. There were no such gains

24 |

or losses for three months ended September 30, 2020.

We maintained letters of credit under the Supply and Offtake Agreements as follows:

(in millions)		El Dorado	Big Spring and Krotz Springs
Letters of credit outstanding as of	September 30, 2020	$170.0	$10.0
Letters of credit outstanding as of	December 31, 2019	$180.0	$44.0

Note 8 - Long-Term Obligations and Notes Payable
Outstanding borrowings, net of unamortized debt discounts and certain deferred financing costs, under Delek’s existing debt instruments are as follows (in millions):

	September 30, 2020	December 31, 2019
Revolving Credit Facility	$110.0	$30.0
Term Loan Credit Facility (1)	1,248.6	1,069.5
Delek Logistics Credit Facility	760.7	588.4
Hapoalim Term Loan (2)	39.3	39.5
Delek Logistics Notes (3)	245.4	244.7
Reliant Bank Revolver	50.0	50.0
Promissory Notes	20.0	45.0
	2,474.0	2,067.1
Less: Current portion of long-term debt and notes payable	33.4	36.4
	$2,440.6	$2,030.7
(1)Net of deferred financing costs of $3.0 million and $3.5 million and debt discount of $24.7 million and $12.5 million at September 30, 2020 and December 31, 2019, respectively.
(2)Net of deferred financing costs of $0.2 million and $0.3 million and debt discount of $0.2 million and $0.2 million at September 30, 2020 and December 31, 2019, respectively.
(3)Net of deferred financing costs of $3.5 million and $4.0 million and debt discount of $1.1 million and $1.3 million at September 30, 2020 and December 31, 2019, respectively.

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

25 |

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
On May 19, 2020, we amended the Term Loan Credit Facility agreement and borrowed $200.0 million in aggregate principal amount of incremental term loans (the “Third Incremental Term Loan”) at an original issue discount of 7.00%. The Third Incremental Term Loan constitutes a separate class of term loan (the "Class B Loan") under the Term Loan Credit Facility from those initially borrowed in March 2018 and the incremental term loans borrowed in May 2019 and November 2019 (collectively, the "Class A Loans"). Delek will be required to pay a make-whole prepayment fee if the Third Incremental Term Loan is prepaid pursuant to an optional prepayment, in connection with a non-permitted debt issuance or in connection with an acceleration within one year of the incurrence of the Third Incremental Term Loan. Delek may voluntarily prepay the outstanding Third Incremental Term Loans at any time subject to customary “breakage” costs with respect to LIBOR loans and subject to a prepayment premium of 1.00% in connection with certain customary repricing events that may occur during the period from the day after the first anniversary of the Third Incremental Term Loan through the second anniversary of the Third Incremental Term Loan. The other terms of the Third Incremental Term Loan are substantially identical to the terms applicable to the Class A Loans. The proceeds of the Third Incremental Term Loan may be used (i) for general corporate purposes and (ii) to pay transaction fees and expenses associated with the Third Incremental Term Loan.
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
In addition, the Revolving Credit Facility requires Delek to pay an unused line fee on the average amount of unused commitments thereunder in each quarter, which the fee is at a rate of 0.25% or 0.375% per annum, depending on average commitment usage for such quarter. As of September 30, 2020, the unused line fee was 0.375% per annum.
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

26 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Additional Information
At September 30, 2020, the weighted average borrowing rate under the Revolving Credit Facility was 3.50% and was comprised entirely of a base rate borrowing, and the principal amount outstanding thereunder was $110.0 million. Additionally, there were letters of credit issued of approximately $227.3 million as of September 30, 2020 under the Revolving Credit Facility. Unused credit commitments under the Revolving Credit Facility, as of September 30, 2020, were approximately $662.7 million.
At September 30, 2020, the weighted average borrowing rate under the Term Loan Credit Facility was approximately 3.04% comprised entirely of LIBOR borrowings, and the principal amount outstanding thereunder was $1,276.3 million. As of September 30, 2020, the effective interest rate related to the Term Loan Credit Facility was 3.57%.
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
At September 30, 2020, the weighted average borrowing rate under the term loan was approximately 3.15% comprised entirely of a LIBOR borrowing and the principal amount outstanding thereunder was $39.7 million. As of September 30, 2020, the effective interest rate related to the BHI Term Loan was 3.58%.
Delek Logistics Credit Facility
On September 28, 2018, Delek Logistics and all of its subsidiaries entered into a third amended and restated senior secured revolving credit agreement with Fifth Third Bank ("Fifth Third") as administrative agent and a syndicate of lenders (hereafter, the "Delek Logistics Credit Facility") with lender commitments of 850.0 million. The Delek Logistics Credit Facility also contains an accordion feature whereby Delek Logistics can increase the size of the credit facility to an aggregate of $1.0 billion, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
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

27 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The Delek Logistics Credit Facility has a maturity date of September 28, 2023. Borrowings under the Delek Logistics Credit Facility bear interest at either a U.S. dollar prime rate, Canadian dollar prime rate, LIBOR, or a CDOR rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin in each case and the fee payable for the unused revolving commitments vary based upon Delek Logistics' most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the Delek Logistics Credit Facility. At September 30, 2020, the weighted average borrowing rate was approximately 2.69%. Additionally, the Delek Logistics Credit Facility requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2020, this fee was 0.40% on an annualized basis.
In connection with the elimination of IDRs in August 2020, Delek Logistics entered into a First Amendment to the Delek Logistics Credit Facility which, among other things, permitted the transfer of cash and equity consideration for the elimination of IDRs. It also modified the total leverage ratio and the senior leverage ratio (each as defined in the Delek Logistics Credit Facility) calculations to reduce the total funded debt (as defined in the Delek Logistics Credit Facility) component thereof by the total amount of unrestricted consolidated cash and cash equivalents on the balance sheet of the Delek Logistics and its subsidiaries up to $20.0 million.

As of September 30, 2020, Delek Logistics had $760.7 million of outstanding borrowings under the Delek Logistics Credit Facility, with no letters of credit in place. Unused credit commitments under the Delek Logistics Credit Facility, as of September 30, 2020, were $89.3 million.
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
As of September 30, 2020, we had $250.0 million in outstanding principal amount under the Delek Logistics Notes. As of September 30, 2020, the effective interest rate related to the Delek Logistics Notes was 7.22%.
Reliant Bank Revolver
Delek has an unsecured revolving credit agreement with Reliant Bank (the "Reliant Bank Revolver"). On December 16, 2019, we amended the Reliant Bank Revolver to extend the maturity date to June 30, 2022, reduce the fixed interest rate from 4.75% to 4.50% per annum and increase the revolver commitment amount from $30.0 million to $50.0 million. There were no other significant changes to the agreement. The revolving credit agreement requires us to pay a quarterly fee of 0.50% on an annualized basis on the average unused revolving commitment. As of September 30, 2020, we had $50.0 million outstanding and had no unused credit commitments under the Reliant Bank Revolver.
Promissory Notes
Delek has four notes payable (the "Promissory Notes") with various assignees of Alon Israel Oil Company, Ltd., the holder of a predecessor consolidated promissory note, which bear interest at a fixed rate of 5.50% per annum and which, collectively, require annual principal amortization payments of $25.0 million to be made each January through 2020, followed by a final principal amortization payment of $20.0 million at maturity on January 4, 2021. As of September 30, 2020, a total principal amount of $20.0 million was outstanding under the Promissory Notes.
Restrictive Covenants
Under the terms of our Revolving Credit Facility, Term Loan Credit Facility, Delek Logistics Credit Facility, Delek Logistics Notes, Reliant Bank Revolver and BHI Agreement, we are required to comply with certain usual and customary financial and non-financial covenants. The

28 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
terms and conditions of the Revolving Credit Facility include periodic compliance with a springing minimum fixed charge coverage ratio financial covenant if excess availability under the revolver borrowing base is below certain thresholds, as defined in the credit agreement. The Term Loan Credit Facility does not have any financial maintenance covenants. We believe we were in compliance with all covenant requirements under each of our credit facilities as of September 30, 2020.
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

Note 9 - Derivative Instruments
We use the majority of our derivatives to reduce normal operating and market risks with the primary objective of reducing the impact of market price volatility on our results of operations. As such, our use of derivative contracts is aimed at:
•limiting the exposure to price fluctuations of commodity inventory above or below target levels at each of our segments;
•managing our exposure to commodity price risk associated with the purchase or sale of crude oil, feedstocks and finished grade fuel products at each of our segments;
•managing the cost of our credits for commitments required by the U.S. Environmental Protection Agency ("EPA") to blend biofuels into fuel products ("RINs Obligation") using future commitments to purchase or sell renewable identification numbers ("RINs") at fixed prices and quantities; and
•limiting the exposure to interest rate fluctuations on our floating rate borrowings.
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
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales pursuant to ASC 815 and are not accounted for as derivative instruments. Rather, such forward contracts are accounted for under other applicable GAAP. Forward contracts entered into for trading purposes that do not meet the normal purchases, normal sales exception are accounted for as derivative instruments at fair value with changes in fair value recognized in earnings in the period of change. As of September 30, 2020 and December 31, 2019, and for the three and nine months ended September 30, 2020 and September 30, 2019, all of our forward contracts that were accounted for as derivative instruments primarily consisted of contracts related to our Canadian crude trading operations. Since Canadian crude trading activity is not related to managing supply or pricing risk of the actual inventory that will be used in production, such unrealized and realized gains and losses are recognized in other operating income, net rather than cost of materials and other on the accompanying condensed consolidated statements of income.
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
As of September 30, 2020, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
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

29 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
the hedged transactions are recognized in income.
The following table presents the fair value of our derivative instruments as of September 30, 2020 and December 31, 2019. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 10 for further information regarding the fair value of derivative instruments (in millions).

		September 30, 2020		December 31, 2019
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives(1)	Other current assets	$90.9	$(71.3)	$188.9	$(202.1)
Commodity derivatives(1)	Other current liabilities	881.2	(896.2)	24.4	(34.0)
Commodity derivatives(1)	Other long-term assets	0.1	—	—	—
Commodity derivatives(1)	Other long-term liabilities	374.9	(376.7)	23.4	(24.8)
RIN commitment contracts(2)	Other current assets	2.9	—	0.6	—
RIN commitment contracts(2)	Other current liabilities	—	(1.1)	—	(1.9)

Derivatives designated as hedging instruments:
Commodity derivatives (1)	Other current assets	2.7	(1.5)	3.4	(2.0)
Commodity derivatives (1)	Other long-term assets	—	—	0.2	(0.1)
Total gross fair value of derivatives		$1,352.7	$(1,346.8)	$240.9	$(264.9)
Less: Counterparty netting and cash collateral(3)		1,319.6	(1,328.7)	210.7	(249.5)
Total net fair value of derivatives		$33.1	$(18.1)	$30.2	$(15.4)
(1)As of September 30, 2020 and December 31, 2019, we had open derivative positions representing 193,693,716 and 86,484,065 barrels, respectively, of crude oil and refined petroleum products. Of these open positions, contracts representing 90,000 and 600,000 barrels were designated as cash flow hedging instruments as of September 30, 2020 and December 31, 2019, respectively. Additionally, as of September 30, 2020 and December 31, 2019, we had open derivative positions representing 13,180,000 and 40,050,000 One Million British Thermal Units ("MMBTU") of natural gas products, respectively.
(2)As of September 30, 2020 and December 31, 2019, we had open RIN commitment contracts representing 59,200,000 and 147,000,000 RINs, respectively.
(3)As of September 30, 2020 and December 31, 2019, $9.1 million and $38.8 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Total gains on our hedging derivatives and RIN commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gains (losses) on commodity derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$5.1	$34.2	$(85.8)	$118.5
Gains (losses) on commodity derivatives not designated as hedging instruments recognized in other operating income, net (1) (2)	0.1	(0.3)	7.9	0.2
Realized gains (losses) reclassified out of accumulated other comprehensive income and into cost of materials and other on commodity derivatives designated as cash flow hedging instruments	0.8	(21.1)	3.7	(55.0)
Total gains (losses)	$6.0	$12.8	$(74.2)	$63.7
(1)     Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized (losses) gains of $(19.4) million and $9.2 million for the three and nine months ended September 30, 2020, respectively, and $0.5 million and $(30.1) million for the three and nine months ended September 30, 2019, respectively. Of these amounts, approximately $0.4 million and $(13.0) million as of September 30, 2020 and September 30, 2019, respectively, represent unrealized gains (losses) where the instrument has matured but where it has not cash settled as of period end. Derivative instruments that have matured but not cash settled at the balance sheet date continue to be reflected in derivative assets or liabilities on our balance sheet.
(2)    See separate table below for disclosures about "trading derivatives."

The effect of cash flow hedge accounting on the condensed consolidated statements of income is as follows (in millions):

30 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gain (loss) on cash flow hedging relationships recognized in cost of materials and other:
Commodity contracts:
Hedged items	$(0.8)	$21.1	$(3.7)	$55.0
Derivative designated as hedging instruments	0.8	(21.1)	3.7	(55.0)
Total	$—	$—	$—	$—

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2020 or 2019. Gains, net of tax, on settled commodity contracts of $0.7 and $3.0 million during the three and nine months ended September 30, 2020, respectively, and $(16.6) million and $(43.4) million during the three and nine months ended September 30, 2019, respectively, were reclassified into cost of materials and other in the condensed consolidated statements of income. As of September 30, 2020, we estimate that $1.2 million of deferred gains related to commodity cash flow hedges will be reclassified into cost of materials and other over the next 12 months as a result of hedged transactions that are forecasted to occur.
Total (losses) gains on our trading physical forward contract derivatives (none of which were designated as hedging instruments) recorded in other operating loss (income), net on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Realized (losses) gains	$(0.4)	$(1.4)	$(3.4)	$3.3
Unrealized (losses) gains	0.2	4.5	(0.5)	6.6
Total	$(0.2)	$3.1	$(3.9)	$9.9

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
Investment commodities, which represent those commodities (generally crude oil) physically on hand as a result of trading activities with physical forward contracts, are valued using published market prices of the commodity on the applicable exchange and are, therefore, classified as Level 1. Such investment stores, included in other current assets on the condensed consolidated balance sheets, are maintained on a weighted average cost basis for determining realized gains and losses on physical sales under forward contracts, and ending balances are adjusted to fair value at each reporting date. The unrealized gain (loss) on commodity investments for the three and nine months ended September 30, 2020 totaled $0.1 million and $1.0 million, respectively, and totaled $0.1 million and $(1.9) million for the three and nine months ended September 30, 2019, respectively.
In April 2020, we entered into a contract with the Department of Energy to deposit one million barrels of crude oil into one of the Strategic Petroleum Reserve ("SPR") storage locations where they will be stored on our behalf until October 2020 for a fee of approximately 100,000 barrels. The fee of 100,000 barrels was recorded as a prepaid asset at cost, and the right to receive the 900,000 barrels was recorded as a financial asset (the "Right to receive crude oil barrels"), measured at fair value based on the value of the underlying commodity using published market prices of the commodity on the applicable exchange. Such asset is, therefore, classified as Level 2. The unrealized gain

31 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
on the underlying commodity related to the SPR financial asset for the three and nine months ended September 30, 2020 of $0.9 million and $10.6 million was recorded in other (income) expense, net.
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
As of and for the nine months ended September 30, 2020 and 2019, we elected to account for our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. With respect to the amended and restated Supply and Offtake Agreements, such amendments being effective April 2020 for all the agreements, we apply fair value measurement as follows: (1) we determine fair value for our amended variable step-out liability based on changes in fair value related to market volatility based on a floating commodity-index price, and for our amended fixed step-out liability based on changes to interest rates and the timing and amount of expected future cash settlements where such obligation is categorized as Level 2. Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other, and changes in fair value due to interest rate risk are recorded as a component of interest expense in the condensed consolidated statements of income; and (2) we determine fair value of the commodity-indexed revolving over/short inventory financing liability based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2 and is presented in the current portion of the Obligation under Supply and Offtake Agreements on our condensed consolidated balance sheets. Gains (losses) related to the change in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income. Before the January 2020 amendments, we determined the fair value for the fixed price step-out liability based on changes to interest rates reflecting changes to the interest rate risk, with obligation categorized as Level 2.
For all other financial instruments, the fair value approximates the historical or amortized cost basis comprising our carrying value and therefore are not included in the table below.
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$1,349.8	$—	$1,349.8
Commodity investments	1.0	—	—	1.0
Right to receive crude oil barrels	—	36.6	—	36.6
RIN commitment contracts	—	2.9	—	2.9
Total assets	1.0	1,389.3	—	1,390.3
Liabilities
Commodity derivatives	—	(1,345.7)	—	(1,345.7)
RIN commitment contracts	—	(1.1)	—	(1.1)
Environmental credits obligation deficit	—	(233.6)	—	(233.6)
J. Aron supply and offtake obligations	—	(323.2)	—	(323.2)
Total liabilities	—	(1,903.6)	—	(1,903.6)
Net assets (liabilities)	$1.0	$(514.3)	$—	$(513.3)

32 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$240.3	$—	$240.3
Investment commodities	12.1	—	—	12.1
RIN commitment contracts	—	0.6	—	0.6
Environmental credits obligation surplus	—	16.8	—	16.8
Total assets	12.1	257.7	—	269.8
Liabilities
Commodity derivatives	—	(263.0)	—	(263.0)
RIN commitment contracts	—	(1.9)	—	(1.9)
Environmental credits obligation deficit	—	(18.5)	—	(18.5)
J. Aron supply and offtake obligations	—	(477.3)	—	(477.3)
Total liabilities	—	(760.7)	—	(760.7)
Net assets (liabilities)	$12.1	$(503.0)	$—	$(490.9)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of September 30, 2020 and December 31, 2019, $9.1 million and $38.8 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted in the financial statements with the net derivative positions with each counterparty. See Note 9 for further information regarding derivative instruments.

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
One of our Alon subsidiaries was the defendant in a legal action related to an easement dispute arising from a purchase of property that occurred in October 2013. In June 2019, the court found in favor of the plaintiffs and assessed damages against such subsidiary, which were reduced in the fourth quarter of 2019 to $6.4 million. Such amount is included as of September 30, 2020 in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet.
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

33 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As of September 30, 2020, we have recorded an environmental liability of approximately $112.7 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $6.6 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets. There were no material releases that occurred during the nine months ended September 30, 2020. For releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. For the release sites that have not yet received regulatory closure, we expect to receive regulatory closure in late 2020 or 2021 and do not anticipate material costs associated with any fines or penalties or to complete activities that may be needed to achieve regulatory closure.
Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our consolidated statements of income.
Letters of Credit
As of September 30, 2020, we had in place letters of credit totaling approximately $227.3 million with various financial institutions securing obligations primarily with respect to our commodity transactions for the refining segment and certain of our insurance programs. There were no amounts drawn by beneficiaries of these letters of credit at September 30, 2020.

Note 12 - Income Taxes
Under ASC 740, Income Taxes (“ASC 740”) we used an estimated annual tax rate to record income taxes for the three and nine months ended September 30, 2020 and September 30, 2019. Our effective tax rate was 16.9% and 32.0% for the three and nine months ended September 30, 2020, respectively, compared to 18.3% and 21.9% for the three and nine ended September 30, 2019, respectively. The difference between the effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 was primarily due to tax benefit for federal tax credits attributable to the Company’s biodiesel blending operations that were re-enacted in December 2019, reversal of a valuation allowance for deferred tax assets in partnership investments due to changes in the future realizability of deferred tax basis differences, and expected net operating loss carryback provided under the CARES Act which allows the Company to recover federal taxes paid in prior years at a 35% tax rate creating a 14% tax rate benefit.
On March 27, 2020, the Coronavirus Aid Relief, and Economic Security Act (the "CARES Act") was enacted into law.  The CARES Act includes several significant provisions for corporations, including the usage of net operating losses, interest deductions and payroll benefits.  The Company recognized $16.8 million of current federal income tax benefit for the nine months ended September 30, 2020, attributable to anticipated tax refunds from net operating loss carryback to prior 35% tax rate years under the CARES Act. Additionally, we recorded an federal income tax receivable totaling $165.6 million as of September 30, 2020 related to the federal net operating loss carryback.

34 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 13 - Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 5). Transactions with our related parties were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Revenues (1)	$27.6	$45.1	$57.5	$73.3
Cost of materials and other (2)	$10.9	$20.3	$31.4	$33.7
(1)Consists primarily of asphalt sales which are recorded in corporate, other and eliminations segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

Note 14 - Other Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	September 30, 2020	December 31, 2019
RINs assets	$231.1	$14.5
Income and other tax receivables	181.1	61.9
Right to receive crude oil barrels (see Note 10)	36.6	—
Short-term derivative assets (see Note 9)	33.0	30.2
Prepaid expenses	19.2	21.9
Environmental Credits Obligation surplus (see Note 10)	7.3	16.8
Biodiesel tax credit (see Note 2)	3.2	97.5
Investment commodities	1.0	12.1
Other	3.4	13.8
Total	$515.9	$268.7

The detail of other non-current assets is as follows (in millions):

Other Non-Current Assets	September 30, 2020	December 31, 2019
Supply and Offtake receivable	$32.7	$32.7
Other equity Investments	10.4	8.9
Deferred financing costs	7.3	8.5
Other	18.1	17.7
Total	$68.5	$67.8

35 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	September 30, 2020	December 31, 2019
Environmental Credits Obligation deficit (see Note 10)	$237.6	$18.5
Product financing agreements	168.5	21.1
Income and other taxes payable	88.3	119.6
Crude purchase liabilities	74.3	72.1
Employee costs	23.8	47.6
Short-term derivative liabilities (see Note 9)	16.3	14.1
Interest payable	9.6	8.8
Environmental liabilities (see Note 11)	6.6	8.2
Accrued utilities	3.7	4.4
Tank inspection liabilities	3.1	5.6
Other	25.3	26.8
Total	$657.1	$346.8

The detail of other non-current liabilities is as follows (in millions):

Other Non-Current Liabilities	September 30, 2020	December 31, 2019
Liability for unrecognized tax benefits	$15.2	$12.1
Tank inspection liabilities	9.4	9.9
Pension and other postemployment benefit liabilities, net	3.1	5.3
Long-term derivative liabilities (see Note 9)	1.8	1.4
Deferred payroll taxes	7.8	—
Other	0.1	2.2
Total	$37.4	$30.9

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
Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $6.6 million and $17.4 million for the three and nine months ended September 30, 2020, respectively, and $7.3 million and $18.7 million for the three and nine months ended September 30, 2019, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of September 30, 2020, there was $42.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.
We issued net shares of common stock of 68,265 and 314,204 as a result of exercised or vested equity-based awards during the three and nine months ended September 30, 2020, respectively, and 78,695 and 462,318 for the three and nine months ended September 30, 2019, respectively. These amounts are net of 31,020 and 161,469 shares withheld to satisfy employee tax obligations related to the exercises and vesting during the three and nine months ended September 30, 2020, respectively, and 146,148 and 470,232 for the three and nine months ended September 30, 2019, respectively.
Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") was adopted by the Delek Logistics GP, LLC board of directors in connection with the completion of Delek Logistics' initial public offering in November 2012. The LTIP is administered by the Conflicts Committee of the board of directors of Delek Logistics' general partner.

36 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 16 - Shareholders' Equity
Dividends
During the nine months ended September 30, 2020, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
February 24, 2020	$0.31	March 10, 2020	March 24, 2020
May 4, 2020	$0.31	May 20, 2020	June 3, 2020
August 3, 2020	$0.31	August 19, 2020	September 3, 2020

Stock Repurchase Program
On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases are made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. During the nine months ended September 30, 2020, 58,713 shares of our common stock were repurchased for a total of $1.9 million. No repurchases of our common stock were made in the three months ended September 30, 2020. During the three and nine months ended September 30, 2019, we repurchased 1,236,854 and 4,175,576 shares of our common stock for a total of $43.0 million and $147.8 million, respectively. As of September 30, 2020, there was $229.7 million of authorization remaining under Delek's aggregate stock repurchase program.
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

37 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 17 - Employees
Postretirement Benefits
The net periodic (benefit) cost for our postretirement benefit plans was not material for the three and nine months ended September 30, 2020 or 2019. Additionally, our estimated contributions to our pension plans during 2020 have not changed significantly from amounts previously disclosed in the notes to the consolidated financial statements for the year ended December 31, 2019.

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
As of September 30, 2020, $26.8 million of our net property, plant, and equipment balance is subject to an operating lease. This agreement does not include options for the lessee to purchase our leasing equipment, nor does it include any material residual value guarantees or material restrictive covenants. The agreement includes a one-year renewal option and certain variable payment based on usage.
The following table presents additional information related to our operating leases in accordance ASC 842, Leases ("ASC 842"):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Lease Cost
Operating lease costs	$16.9	$13.5	$48.5	$44.1
Short-term lease costs (1)	5.4	4.0	19.1	11.3
Sublease income	(1.8)	(1.9)	(5.7)	(6.4)
Net lease costs	$20.5	$15.6	$61.9	$49.0

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(16.9)	$(13.5)	$(48.5)	$(44.1)
Leased assets obtained in exchange for new operating lease liabilities	$8.5	$1.5	$30.7	$9.6

			September 30, 2020
Weighted-average remaining lease term (years) operating leases			6.1
Weighted-average discount rate operating leases (2)			5.9%
(1) Includes an immaterial amount of variable lease cost.
(2) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

Note 19 - Subsequent Events
Dividend Suspension
We have elected to suspend dividends beginning in the fourth quarter of 2020 in order to conserve capital.

38 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Supply and Offtake Agreements
Pursuant to the Supply and Offtake Agreements' Periodic Price Adjustment provision, we determined that the provision was triggered on October 1, 2020 and a paydown amounting to $20.8 million was made to J. Aron on October 30, 2020. The prospective pricing underlying the fixed component of the Baseline Step-Out liabilities will be adjusted accordingly to reflect this payment, resulting in a reduction to the fixed differential component of our long-term Supply and Offtake Obligation totaling $20.8 million and a prospective contractual reset of the fixed differentials subject to future Periodic Price Adjustments. Contemporaneous with the payment, J. Aron separately refunded to us the $10.0 million of deferred additional monthly fees.

39 |

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
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:
•volatility in our refining margins or fuel gross profit as a result of changes in the prices of crude oil, other feedstocks and refined petroleum products and the impact of the COVID-19 Pandemic on such demand;
•reliability of our operating assets;
•actions of our competitors and customers;
•changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments, including current and future restrictions on commercial and economic activities in response to the COVID-19 Pandemic;
•the possibility of inefficiencies, curtailments, or shutdowns in refinery operations or pipelines, whether due to infection in the workforce or in response to reductions in demand as a result of the COVID-19 Pandemic;
•our ability to execute our strategy of growth through acquisitions and capital projects and changes in the expected value of and benefits derived therefrom, including any ability to successfully integrate acquisitions, realize expected synergies or achieve operational efficiency and effectiveness;
•diminishment in value of long-lived assets may result in an impairment in the carrying value of the assets on our balance sheet and a resultant loss recognized in the statement of operations;
•the unprecedented market environment and economic effects of the COVID-19 Pandemic, including uncertainty regarding the timing, pace and extent of economic recovery in the United States due to the COVID-19 Pandemic;

40 |

Management's Discussion and Analysis

•general economic and business conditions affecting the southern, southwestern and western United States, particularly levels of spending related to travel and tourism and the ongoing and future impacts of the COVID-19 Pandemic;
•volatility under our derivative instruments;
•deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties);
•unanticipated increases in cost or scope of, or significant delays in the completion of, our capital improvement and periodic turnaround projects;
•risks and uncertainties with respect to the quantities and costs of refined petroleum products supplied to our pipelines and/or held in our terminals;
•operating hazards, natural disasters, casualty losses and other matters beyond our control;
•increases in our debt levels or costs;
•possibility of accelerated repayment on a portion of the J. Aron supply and offtake liability if the purchase price adjustment feature triggers a change on the re-pricing dates;
•changes in our ability to continue to access the credit markets;
•compliance, or failure to comply, with restrictive and financial covenants in our various debt agreements;
•the suspension of our quarterly dividend;
•seasonality;
•acts of terrorism (including cyber-terrorism) aimed at either our facilities or other facilities that could impair our ability to produce or transport refined products or receive feedstocks;
•future decisions by OPEC+ members regarding production and pricing and disputes between OPEC+ members regarding such;
•disruption, failure, or cybersecurity breaches affecting or targeting our IT systems and controls, our infrastructure, or the infrastructure of our cloud-based IT service providers;
•changes in the cost or availability of transportation for feedstocks and refined products; and
•other factors discussed under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" and in our other filings with the SEC.
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
The outbreak of COVID-19 and its development into a pandemic in March 2020 (the "COVID-19 Pandemic" or the "Pandemic") has resulted in significant economic disruption globally, including in the United States ("U.S.") and specific geographic areas where we operate. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through both voluntary and mandated social distancing, curfews, shutdowns and expanded safety measures have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity which has had a significant impact on the nature and extent of travel. The COVID-19 Pandemic has had a devastating impact on the airline industry, dramatically reducing the number of domestic flights and, due to foreign travel bans and immigration restrictions abroad as well as traveler concerns over exposure, virtually eliminating international travel originating from the U.S. to many parts of the world. Additionally, the COVID-19 Pandemic has had a significant negative impact on motor vehicle use at a time when seasonal driving patterns typically result in an increase of consumer demand for gasoline. As a result, there has

41 |

Management's Discussion and Analysis

also been a decline in the demand for, and thus also the market prices of, crude oil and certain of our products, particularly our refined petroleum products and most notably gasoline and jet fuel. In April and June 2020, agreements were reached to cut oil production between the members of OPEC and other leading oil producing countries (together with OPEC, “OPEC+”), as part of the efforts to resolve the oil production disputes that significantly affected crude oil prices beginning in the first quarter of 2020 (the "OPEC Production Disputes"), and to provide stability in the oil markets. While OPEC+ have reached an agreement to cut oil production, the uncertainty about the duration of the COVID-19 Pandemic has caused storage constraints in the U.S. resulting from over-supply of produced oil. Based on these conditions and events, downward pressure on commodity prices, crack spreads and demand remains a significant risk and could continue for the foreseeable future.
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
During the three and nine months ended September 30, 2020, Delek has experienced the impact on demand and pricing of these unprecedented conditions, most notably in our refining segment. Our business and our third quarter 2020 results reflect the impact of decreased demand combined with crack spreads that are 53% to 71% lower, on average, compared to the same quarter in the prior year. We have also experienced operational constraints as well, including COVID-19 infections at certain of our company locations that have resulted in re-imposed or expanded remote policies and quarantine protocols. And we continue to be faced with risk from our suppliers and customers who are facing similar challenges.
We have identified the following known uncertainties resulting from the COVID-19 Pandemic, which is ongoing:
•Significant declines and/or volatility in prices of refined products we sell and the feedstocks we purchase as well as in crack spreads resulting from the COVID-19 Pandemic and the OPEC Production Disputes could have a significant impact on our revenues, cost of sales, operating income and liquidity, as well to the carrying value of our long-lived or indefinite-lived assets;
•A decline in the market prices of refined products and feedstocks below the carrying value in our inventory may result in the adjustment of the value of our inventories to the lower market price and a corresponding loss on the value of our inventories (see also Note 1 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of specific financial statement risks);
•The decline in demand for refined product could significantly impact the demand for throughput at our refineries, unfavorably impacting operating results at our refineries, and could impact the demand for storage, which could impact our logistics segment;
•The decline in demand and margins impacting current results and forecasts could result in impairments in certain of our long-lived or indefinite-lived assets, including goodwill, or have other financial statement impacts that cannot currently be anticipated (see also Note 1 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of specific financial statement risks);
•A significant reduction or suspension in U.S. crude oil production could adversely affect our suppliers and sources of crude oil;
•An outbreak in one of our refineries, exacerbated by a limited pool of qualified replacements as well as quarantine protocols, could cause significant disruption in our production or, worst case, temporary idling of the facility;
•The restrictions on travel and requirements for social distancing could significantly impact the traffic at our convenience stores, particularly the demand for fuel;
•Customers of the refining segment as well as third-party customers of the logistics segment may experience financial difficulties which could interrupt the volumes ordered by those customers and/or could impact the credit worthiness of such customers and the collectability of their outstanding receivables;
•The impact of COVID-19 or protocols implemented in response to COVID-19 by key or specialty suppliers may negatively affect our ability to obtain specialty equipment or services when needed;
•Equity method investees may be significantly impacted by the COVID-19 Pandemic and/or the OPEC Production Disputes, which may increase the risk of impairment of those investments;
•Access to capital markets may be significantly impacted by the volatility and uncertainty in the oil and gas market specifically which could restrict our ability to raise funds;

42 |

Management's Discussion and Analysis

•While our current liquidity needs are managed by existing facilities, sources of future liquidity needs may be impacted by the volatility in the debt market and the availability and pricing of such funds as a result of the COVID-19 Pandemic and the OPEC Production Disputes; and
•The U.S. Federal Government has enacted certain stimulus and relief measures, including the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") passed on March 27, 2020, and is continuing to consider additional relief legislation. Beyond the direct impact of existing legislation on Delek in the current period, the extent to which the provisions of the existing or any future legislation will achieve its intention to stimulate or provide relief to the greater U.S. economy and/or consumer, as well as the impact and success of such efforts, remains unknown.
Other uncertainties related to the impact of the COVID-19 Pandemic as well as global geopolitical factors may exist that have not been identified or that are not specifically listed above, and could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. Actions taken by OPEC+ in April and June 2020, including the agreement for management of crude oil supply in the hopes of contributing to market stabilization (the "Oil Production Cuts"), as well as the U.S. Federal Government's passage and/or enactment of additional stimulus and relief measures, as well as their future actions may impact the extent to which the risk underlying these uncertainties are realized. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under U.S. Generally Accepted Accounting Principles ("GAAP"), we have considered them in the preparation of our unaudited financial statements as of and for the nine months ended September 30, 2020, which are included in Item 1, of this Quarterly Report on Form 10-Q.
In addition, management continues to actively respond to the continuing impact of the COVID-19 Pandemic on our business. Such efforts include (but are not limited to) the following:
•Reviewing planned production throughputs at our refineries and planning for optimization of operations;
•Coordinating planned maintenance activities with possible downtime as a result of possible reductions in throughputs;
•Searching for additional storage capacity if needed to store potential builds in crude oil or refined product inventories;
•Finding additional suppliers for key or specialty items or securing inventory or priority status with existing vendors;
•Reducing planned capital expenditures for 2020;
•Suspending the share repurchase program until our internal parameters are met for resuming such repurchases, which will continue to include evaluation of our undervalued stock price in relation to opportunities to provide alternative returns and/or accretive value to investors;
•Taking advantage of the income and payroll tax relief afforded to us by the CARES Act;
•Implementing regular site cleaning and disinfecting procedures;
•Adopting remote working where possible. Where on-site operations are required, masks are mandatory and our employees have adopted social distancing;
•Reviewing dividend strategy to align with market changes and current economic conditions;
•Identifying alternative financing solutions to enhance our access to sources of liquidity; and
•Enacting cost reduction measures across the organization, including reducing contract services, reducing overtime and other employee related costs, workforce reduction and reducing or eliminating non-critical travel which serves the dual purpose of also complying with recommendations made by the state and federal governments because of the COVID-19 Pandemic.
The most significant of these efforts to date as well as specifically identified measures that are anticipated in the near term, in terms of realized or anticipated impact, include the following:
Pursuant to the provisions of the CARES Act, we recognized $16.8 million of current federal income tax benefit for the nine months ended September 30, 2020, attributable to anticipated tax refunds from net operating loss carryback to prior 35% tax rate years. Additionally, we recorded an income tax receivable totaling $165.6 million as of September 30, 2020 related to the net operating loss carryback, which we expect to collect in the first half of 2021. Finally, we deferred $7.8 million of payroll tax payments under the provisions of the CARES Act during the nine months ended September 30, 2020, which will be payable in equal installments in December 2021 and December 2022.
Beginning in the second quarter 2020, we made significant efforts to reduce our capital spending, particularly on growth and non-critical sustaining maintenance projects. As a result, we have spent $208.0 million in capital expenditures (as discussed further in the "Capital Spending" section of the "Liquidity and Capital Resources" section of Item 2. Management's Discussion and Analysis) during the nine months ended September 30, 2020 compared to our initial full-year forecast included in our December 31, 2019 Annual Report on Form 10-K of $325.7 million. See the "Liquidity and Capital Resources" section of Item 2. Management's Discussion and Analysis for further information.

43 |

Management's Discussion and Analysis

In light of the weak macro-economic environment, we elected to pull forward turnaround work into the fourth quarter of 2020 on certain units at the Krotz Springs refinery that will be conducted on a straight-time basis. This will allow us to continue running the more profitable units of the refinery and should help improve economics toward a break-even level. After this work is complete in the first quarter of next year and depending on market conditions, we have the flexibility to optimize operations at Krotz Springs by operating only the units that are producing favorable margins, thereby reducing unnecessary operating expenses, or moving back to full utilization at the facility, should the macro-economic environment and margins improve.
Additionally, we have developed a cost savings plan for 2021 designed to significantly reduce operating expenses and general and administrative expenses. The majority of the expected operating expenses reduction is attributable to the temporary unit optimization at the Krotz Spring refinery, while other efforts such as targeted budgeting around outside contractor expenses and deferral of certain non-critical, non-capitalizable maintenance activities are also expected to have a favorable impact. Furthermore, both operating and general and administrative expenses will be favorably impacted by a cumulative reduction in workforce, the first of these reductions of which began in the second quarter 2020, and which are expected to be completed by the fourth quarter. Reductions in workforce are made possible in large part by significant efforts to improve process efficiency and leverage technology where cost-effective. For the three and nine months ended September 30, 2020, we have incurred incremental severance costs of $1.8 million and $4.6 million related to these workforce reductions. We have also incurred $2.4 million of severance costs subsequent to September 30, 2020.
Finally, we have elected to suspend dividends beginning in the fourth quarter 2020 in order to conserve capital. We expect this will help us maintain our liquidity and manage our cost of capital in light of the COVID-19 Pandemic and lower oil prices. We also believe it will provide us with flexibility to pursue opportunities to provide value to investors with respect to our stock price, which we believe is undervalued.
The combination of these efforts are expected to have a favorable impact on cash flows on a prospective basis and continuing in 2021, which will reinforce our liquidity positioning in anticipation of the continued economic impacts of the COVID-19 Pandemic. See the "Liquidity and Capital Resources" section of Item 2. Management's Discussion and Analysis for further information.
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
See also "Risk Factors" in Part II, Item 1A. of this Quarterly Report on Form 10-Q for further discussion of risks associated with the COVID-19 Pandemic and the OPEC Production Disputes.

Refining Overview
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day as of September 30, 2020. A high-level summary of the refinery activities is presented below:

	Tyler, Texas refinery (the "Tyler refinery")	El Dorado, Arkansas refinery (the "El Dorado refinery")	Big Spring, Texas refinery (the "Big Spring refinery")	Krotz Springs, Louisiana refinery (the "Krotz Springs refinery")
Total Nameplate Capacity (barrels per day ("bpd"))	75,000	80,000	73,000	74,000
Primary Products	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, petroleum coke and sulfur	Gasoline, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, asphalt and sulfur	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, aromatics and sulfur	Gasoline, jet fuel, high-sulfur diesel, light cycle oil, liquefied petroleum gases, propylene and ammonium thiosulfate
Relevant Crack Spread Benchmark (1)	Gulf Coast 5-3-2	Gulf Coast 5-3-2 (2)	Gulf Coast 3-2-1 (3)	Gulf Coast 2-1-1 (4)
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

44 |

Management's Discussion and Analysis

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

Logistics Overview
Our logistics segment gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and West Texas for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), where we owned an 80.0% interest in Delek Logistics at September 30, 2020. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's pipelines and transportation business owns or leases capacity on approximately 400 miles of crude oil transportation pipelines, approximately 450 miles of refined product pipelines, an approximately 700-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 10.2 million barrels of active shell capacity. Our logistics segment owns and operates nine light product terminals and markets light products using third-party terminals. The logistics segment also has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. Additionally, on March 31, 2020, the logistics segment acquired from another of our segments approximately 200 miles of gathering and ancillary assets located in Howard, Borden and Martin Counties, Texas. In May 2020, the logistics segment acquired from another of our segments certain leased and owned tractors and trailers and related assets. The logistics segment owns or leases approximately 273 tractors and 324 trailers used to haul primarily crude oil and other products for related and third parties.

Retail Overview
Our retail segment at September 30, 2020 includes the operations of 253 owned and leased convenience store sites located primarily in Central and West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline and diesel under the DK or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and DK or Alon brand names pursuant to a license agreement with 7-Eleven, Inc. In November 2018, we terminated the license agreement with 7-Eleven, Inc. This agreement was amended in April 2020 to extend date for the required removal of all 7-Eleven branding on a store-by-store basis from December 31, 2021 to December 31, 2022. As of September 30, 2020, we have removed the 7-Eleven brand name at 57 of our store locations. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the termination. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In connection with our retail strategic initiatives, as of September 30, 2020, we have closed or sold 46 under-performing or non-strategic store locations of which one was closed during the nine months ended September 30, 2020.
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

45 |

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
2020 Developments
Transactions designed to maximize shareholder return
Dividend Suspension
On November 5, 2020, we announced that we have elected to suspend dividends beginning in the fourth quarter of 2020 in order to conserve capital. Our previous quarterly cash dividend amounts ranged between $0.27 to $0.30 per share for dividends paid throughout 2019 and was $0.31 per share for the dividends paid during each of the three quarterly periods of 2020. The declaration, amount and payment of any future dividends on our common stock will be at the sole discretion of our Board of Directors, and we are not obligated to declare or pay any dividends.

46 |

Management's Discussion and Analysis

Share Repurchases
During the nine months ended September 30, 2020, Delek repurchased 58,713 shares for an aggregate purchase price of $1.9 million under the most recent share repurchase plan which provided for repurchases of up to $500.0 million and was approved by the board on November 6, 2018. As of September 30, 2020, there remained $229.7 million available for repurchases under the most recent repurchase plan. In our efforts to conserve capital, for the time being, we have temporarily suspended the repurchase of shares. However, in light of our November 2020 decision to suspend dividends, we acknowledge that share repurchases could resume and that potential share repurchases would take priority over future dividends or growth capital.
Transactions designed to maximize return on assets
Investment in Midstream Ventures
In July 2019, we acquired a 15% ownership interest in Wink to Webster Pipeline ("WWP"). WWP intends to construct and operate a crude oil pipeline system from Wink, Texas to Webster, Texas along with certain pipelines from Webster, Texas to other destinations in the Gulf Coast area. It is expected to span approximately 650 miles at completion. Under the agreements governing the joint venture, we must contribute our percentage interest of the applicable construction costs (including certain costs previously incurred by WWP), and it is anticipated that our capital contributions will total approximately $340 million to $380 million over the course of construction (expected to be two to three years). Construction of the crude oil pipeline system remains on schedule, and the main segment of the pipeline system is expected to commence operations in the fourth quarter of 2020, with additional segments expected to be placed in service throughout 2021.
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
See further discussion in Note 5 of our condensed consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
Increased Investment in Delek Logistics
Effective August 13, 2020, Delek Logistics completed a restructuring transaction to eliminate the incentive distribution rights held by us and convert the 2.0% economic general partner interest into a non-economic general partner interest, in exchange for a total consideration consisting of $45.0 million in cash and 14.0 million newly issued common limited partner units. Contemporaneously, we repurchased 5.2% ownership interest in Delek Logistics GP LLC, the general partner, from our affiliates, who are also members of the general partner's management and board of directors, for $23.1 million in cash. Subsequent to these transactions, we owned 34,745,868 common limited partner units increasing our ownership to 80.0% of the outstanding common units, and 100% of the outstanding interest in the general partner, Delek Logistics GP, LLC.
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
Effective March 31, 2020, Delek Logistics, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Big Spring Gathering System, located in Howard, Borden and Martin Counties, Texas, from Delek. Delek Logistics will operate and maintain the Big Spring Gathering System connecting our interests in and to certain crude oil production with the Delek Logistics' Big Spring, Texas terminal and provide gathering, transportation and other related services. The total consideration was subject to certain post-closing adjustments and was comprised of $100.0 million in cash and 5.0 million common units representing limited partner interest in Delek Logistics. The

47 |

Management's Discussion and Analysis

cash component of this dropdown was financed with borrowings on the Delek Logistics Credit Facility (as defined in Note 8 of our condensed consolidated financial statements included in Item 1. Financial Statements).
Additionally, in March 2020, we purchased 451,822 of Delek Logistics limited partner units from a public investor for approximately $5.0 million. As a result of these transactions, our ownership in Delek Logistics' common limited partner units was increased to 70.5% at that time. These continued investments enhance our ability to maximize the value of our logistics assets.
See further discussion in Note 4 of our condensed consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
Sale of Bakersfield Non-Operating Refinery
On May 7, 2020, we sold our equity interests in Alon Bakersfield Property, Inc., an indirect wholly-owned subsidiary that owns our non-operating refinery located in Bakersfield, California, to a subsidiary of Global Clean Energy Holdings, Inc. (“GCE”) for total cash consideration of $40 million. GCE intends to repurpose the refinery into a renewable diesel plant. As part of the transaction, GCE granted a call option to Delek to acquire up to a 33 1/3% interest in the acquiring subsidiary, GCE Acquisitions, exercisable by Delek through the 90th day after GCE demonstrates commercial operations, as contractually defined.
See further discussion in Note 2 of our condensed consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
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
See further discussion in Note 7 of our condensed consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
2020 Amendment to the Term Loan Credit Facility
On May 19, 2020, we amended the Term Loan Credit Facility agreement (as defined in Note 8 of our condensed consolidated financial statements included in Item 1. Financial Statements) and borrowed $200.0 million in aggregate principal amount of incremental term loans (the “Third Incremental Term Loan”) at an original issue discount of 7.00%, requiring quarterly principal amortization payments of $0.5 million commencing with June 30, 2020. The Third Incremental Term Loan constitutes a separate class of term loans under the Term Loan Credit Facility from those initially borrowed in March 2018 and the incremental term loans borrowed in May 2019 and November 2019. There are no restrictions on the Company's use of the proceeds of the Third Incremental Term Loan, and the proceeds may be used (i) for general corporate purposes and (ii) to pay transaction fees and expenses associated with the Third Incremental Term Loan.
See further discussion in Note 8 of our condensed consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

48 |

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
The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods in 2019 and for the three quarterly periods in 2020. As shown in the historical graph, WTI Midland crude prices have generally been favorable as compared to WTI Cushing, though that trend has reversed slightly in the fourth quarter 2019 and the third quarter of 2020.

Crack Spreads
Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks and crude oil and refined products. Generally, crack spreads represent the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel.
The table below reflects the quarterly average Gulf Coast 5-3-2 Ultra Low Sulfur Diesel ("ULSD"), 3-2-1 and 2-1-1 crack spreads for each of the quarterly periods in 2019 and for the three quarterly periods in 2020. As the chart illustrates, the 3-2-1 crack spread has consistently outperformed the 5-3-2 and the 2-1-1 crack spreads. In such conditions, things being equal (i.e., near-capacity throughputs and no significant outages), our Big Spring refinery, whose benchmark is the 3-2-1 crack spread, should outperform our other refineries in terms of refining margin.

49 |

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
The charts below illustrate the quarterly average prices of Gulf Coast Gasoline, U.S. High Sulfur Diesel and U.S. Ultra Low Sulfur Diesel for each of the quarterly periods in 2019 and for the three quarterly periods in 2020.

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
The chart below illustrates the differentials of both Brent crude oil and WTI Midland crude oil as compared to WTI Cushing crude oil as well as WTI Cushing as compared to Louisiana Light Sweet crude oil ("LLS") for each of the quarterly periods in 2019 and for the three quarterly periods in 2020.

50 |

Management's Discussion and Analysis

RIN Volatility
Environmental regulations continue to affect our margins in the form of volatility in the cost of RINs. On a consolidated basis, we work to balance the cost of our RINs Obligation in order to minimize the effect of RINs on our results. While we generate RINs in both our refining and logistics segments through our ethanol blending and biodiesel production, our refining segment needs to purchase additional RINs to satisfy its obligations. As a result, increases in the price of RINs generally adversely affect our results of operations. It is not possible at this time to predict with certainty what future volumes or costs may be, but given the volatile price of RINs, the cost of purchasing sufficient RINs could have an adverse impact on our results of operations if we are unable to recover those costs in the price of our refined products. The chart below illustrates the volatility in RINs prices over several quarterly periods, beginning with the first quarter of 2019 through the third quarter of 2020.

51 |

Management's Discussion and Analysis

Contractual Obligations
Information regarding our known contractual obligations and commercial commitments of the types described below as of September 30, 2020, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable obligations	$33.4	$986.0	$1,487.3	$—	$2,506.7
Interest(1)	84.4	161.2	82.0	—	327.6
Operating lease commitments(2)	54.8	73.5	39.9	51.8	220.0
Purchase commitments(3)	562.2	—	—	—	562.2
Transportation agreements(4)	124.8	244.7	129.1	75.3	573.9
J. Aron supply and offtake obligations (5)	15.5	239.8	—	—	255.3
Total	$875.1	$1,705.2	$1,738.3	$127.1	$4,445.7
(1) Expected interest payments on debt outstanding at September 30, 2020. Floating interest rate debt is calculated using September 30, 2020 rates. For additional information, see Note 8 of our condensed consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of September 30, 2020.
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
(5) Balances consists of contractual obligations under the J. Aron Supply and Offtake Agreements, including annual fees and principal obligation for the Baseline Volume Step-Out Liability. For additional information, see Note 7 of our condensed consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

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
During the nine months ended September 30, 2020, we updated our critical accounting policies to include accounting policies that have become critical as a result of new transactions. Accordingly, we are adding a critical accounting policy related to evaluating variable interest entities to reflect the significant judgment that is involved when determining whether an entity is a variable interest entity ("VIE") and evaluating whether we are the primary beneficiary in connection with our new investment in W2W Holdings LLC. See Note 5 of the condensed consolidated financial statements in Item 1. Financial Statements, for discussion of our investment in W2W Holdings LLC and the related accounting treatment.
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

52 |

Management's Discussion and Analysis

Additionally, due to the economic and industry impact of the COVID-19 Pandemic and the OPEC Production Disputes, we also modified the application of certain of our critical accounting policies during and as of the nine months ended September 30, 2020 as follows:
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
In our assessment of the potential indicators of impairment, we considered the continued impact of the COVID-19 pandemic, including the significant decline in our stock price. We noted a decline in our stock price, which resulted in a decline in our market capitalization since June 30, 2020. To determine whether the decline in market capitalization and other negative developments arising due to the Pandemic that occurred through September 30, 2020, would more likely than not reduce the fair value of a reporting unit below its carrying amount, we performed certain analyses on the most significant inputs in our valuation model to evaluate the impact of these events on the fair value of our reporting units. Based on our initial qualitative analysis, we noted that the refining segment was most at risk for potential impairment. Therefore, we performed extensive additional sensitivity analysis and stress testing on certain of the key assumptions our valuation model.
Based on our analyses, we determined that there was sufficient risk present associated with both our Big Spring refinery (“BSR”) and Krotz Springs refinery (“KSR”) reporting units to indicate that the fair values of those reporting units were more likely than not to have declined below the carrying value as of September 30, 2020. Accordingly, we updated our estimates of fair value for the BSR and KSR reporting units as of September 30, 2020, using updated inputs and assumptions based on third party data where available. The estimated fair values of the reporting units were determined using a combination of a discounted cash flow ("DCF") analysis and a market approach. The DCF analysis was based on our current projection of cash flows which reflected our updated estimates for long-term growth rates, gross margin, capital expenditures and the Weighted Average Cost of Capital or "WACC", which we adjusted to reflect the uncertainties that exist in the market as a result of the Pandemic. For the market approach, we applied an average historical multiple for guideline companies to estimated income before taxes, interest, depreciation, and amortization. Our analysis included a reconciliation of the estimated fair value of all reporting units to the company’s market capitalization. Based on these quantitative analyses, we concluded that the goodwill balances attributed to the BSR and KSR reporting unit were not impaired as of September 30, 2020. The fair value measurements for the individual reporting units’ estimated fair values represent Level 3 measurements.
We performed a sensitivity analysis on our impairment test as of September 30, 2020, noting the following:

			Sensitivity
	Total Goodwill Balance at September 30, 2020	% Estimated Fair Value exceeds Carrying Value	Increase in WACC that could cause impairment (1)	Decrease in long-term growth rate that could cause impairment (1)
BSR	$528.0	< 10%	0.5%-1.0%	1%
KSR	237.2	<10%	1.0%-1.5%	1%

	(1) Assumes no other changes in any of the key assumptions.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim goodwill impairment test will prove to be an accurate prediction of the future.
Our assessment was performed based on events that had occurred and conditions that existed as of September 30, 2020. Because conditions and events are rapidly changing, we continue to monitor developments with these events and their impact on our valuation. Continued or worsening adverse changes to these factors, as well as their impact on our cash flows, market capitalization and other assumptions and inputs, may result in the need to recognize an impairment in future periods. Specifically with respect to the BSR and KSR reporting units, it is at least reasonably possible that continued or worsening adverse change to these factors, or the presence of new factors having a negative impact on our projection of future cash flows not known as of September 30, 2020, may result in a future impairment which could be material. We will perform our annual goodwill assessment during the fourth quarter.
Other than as described above, for all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K. See Note 1 of the condensed consolidated financial statements in Item 1. Financial Statements, for discussion of updates to our accounting policies.

53 |

Management's Discussion and Analysis

Non-GAAP Measures
Our management uses certain “non-GAAP” operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These financial and operational non-GAAP measures are important factors in assessing our operating results and profitability and include:
•Refining margin - calculated as the difference between net refining revenues and total cost of materials and other;
•Refined product margin - calculated as the difference between net revenues attributable to refined products (produced and purchased) and related cost of materials and other (which is applicable to both the refining segment and the west Texas wholesale marketing activities within our logistics segment); and
•Refining margin per barrels sold - calculated as refining margin divided by our average refining sales in barrels per day (excluding purchased barrels) multiplied by 1,000 and multiplied by the number of days in the period.
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
Non-GAAP Reconciliations
The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin

Refining Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues	$1,563.5	$2,176.8	$4,368.4	$6,636.6
Cost of sales	1,631.6	2,061.3	4,749.2	6,085.4
Gross margin	(68.1)	115.5	(380.8)	551.2
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	102.1	120.7	302.5	356.7
Depreciation and amortization	50.3	34.6	132.3	98.9
Refining margin	$84.3	$270.8	$54.0	$1,006.8

54 |

Management's Discussion and Analysis

Summary Financial and Other Information
The following table provides summary financial data for Delek:
Statement of Operations Data (in millions)

Consolidated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues	$2,062.9	$2,334.3	$5,419.6	$7,014.5
Total operating costs and expenses	2,138.1	2,246.9	5,833.5	6,570.4
Operating (loss) income	(75.2)	87.4	(413.9)	444.1
Total non-operating expense, net	17.3	14.0	6.1	61.3
(Loss) income before income tax (benefit) expense	(92.5)	73.4	(420.0)	382.8
Income tax (benefit) expense	(15.6)	13.4	(134.6)	83.8
(Loss) income from continuing operations, net of tax	(76.9)	60.0	(285.4)	299.0
Loss from discontinued operations, net of tax	—	—	—	(0.8)
Net (loss) income	(76.9)	60.0	(285.4)	298.2
Net income attributed to non-controlling interests	11.2	8.7	29.4	20.3
Net (loss) income attributable to Delek US	$(88.1)	$51.3	$(314.8)	$277.9

We report operating results in three reportable segments:
•Refining
•Logistics
•Retail
Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin which is defined as net revenues less costs of materials and other and operating expenses, excluding depreciation and amortization.

Results of Operations
Consolidated Results of Operations — Comparison of the Three and Nine Months Ended September 30, 2020 versus the Three and Nine Months Ended September 30, 2019
Net Loss
Q3 2020 vs. Q3 2019
Consolidated net loss for the third quarter of 2020 was $76.9 million compared to net income of $60.0 million for the third quarter of 2019. Consolidated net loss attributable to Delek for the third quarter of September 30, 2020 was $88.1 million, or $(1.20) per basic share, compared to net income of $51.3 million, or $0.68 per basic share, for the third quarter 2019. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.
YTD 2020 vs. YTD 2019
Consolidated net loss for the nine months ended September 30, 2020 was $285.4 million compared to net income of $298.2 million for the nine months ended September 30, 2019. Consolidated net loss attributable to Delek for the nine months ended September 30, 2020 was $314.8 million, or $(4.28) per basic share, compared to net income of $277.9 million, or $3.63 per basic share, for the nine months ended September 30, 2019. Explanations for significant drivers impacting net loss as compared to the comparable period of the prior year are discussed in the sections below.

55 |

Management's Discussion and Analysis

Net Revenues
Q3 2020 vs. Q3 2019
In the third quarters of 2020 and 2019, we generated net revenues of $2,062.9 million and $2,334.3 million, respectively, a decrease of $271.4 million, or 11.6%. The decrease in net revenues was primarily driven by the following factors:
•in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 29.9%, ultra-low sulfur diesel of 37.3%, and high-sulfur diesel of 41.4%, partially offset by an increase in barrels sold (both refined and purchased) of 1.2 million barrels; and
•in our retail segment, decreases in fuel sales volumes due to demand slowdown as a result of COVID-19 Pandemic and reduction in average number of stores, as well as a 19.4% decrease in average price charged per gallon; partially offset by an increase in merchandise sales.
Such decreases were partially offset by:
•increased revenues in our logistics segment associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions, partially offset by decreases in the average sales prices per gallon and volumes of diesel gallon sold in our West Texas marketing operations.
YTD 2020 vs. YTD 2019
For the nine months ended September 30, 2020 and 2019, we generated net revenues of $5,419.6 million and $7,014.5 million, respectively, a decrease of $1,594.9 million, or 22.7%. The decrease in net revenues was primarily driven by the following factors:
•in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 35.4%, ultra-low sulfur diesel of 37.7%, and high-sulfur diesel of 41.7%;
•in our retail segment, decreases in fuel sales volumes due to demand slowdown as a result of COVID-19 Pandemic and reduction in average number of stores, as well as a 17.9% decrease in average price charged per gallon; partially offset by an increase in merchandise sales; and
•in our logistics segment, decreases in average price per gallon sold in our West Texas marketing operations, partially offset by increased revenue associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions, and increased throughputs at our SALA gathering system and Magnolia pipeline.

Cost of Materials and Other
Q3 2020 vs. Q3 2019
Cost of materials and other was $1,875.9 million for the third quarter of 2020 compared to $1,964.1 million for the third quarter of 2019, a decrease of $88.2 million, or 4.5%. The net decrease in cost of materials and other was primarily driven by the following:
•decreases in cost of crude oil feedstocks at the refineries, including a 27.5% decrease in the average cost of WTI Cushing crude oil and a 26.9% decrease in the average cost of WTI Midland crude oil;
•the benefit (expense) of $9.5 million related to the change in pre-tax inventory valuation recognized during the third quarter of 2020 compared to $(20.0) million recognized during the third quarter of 2019, partially offset by a decrease in hedging gains to $5.9 million recognized during the third quarter of 2020 from $13.1 million recognized during the third quarter of 2019;
•decreases in the average cost per gallon of gasoline and diesel sold partially offset by increases in averages volumes of diesel sold in our West Texas marketing operations; and
•a decrease in retail fuel cost of materials and other attributable to demand slowdown, a reduction in average number of stores and a decrease in average cost per gallon of $0.49.
YTD 2020 vs. YTD 2019
Cost of materials and other was $5,064.3 million for the nine months ended September 30, 2020 compared to $5,731.2 million for the nine months ended September 30, 2019, a decrease of $666.9 million, or 11.6%. The net decrease in cost of materials and other was primarily driven by the following:
•decreases in cost of crude oil feedstocks at the refineries, including a 31.7% decrease in the average cost of WTI Cushing crude oil and a 30.2% decrease in the average cost of WTI Midland crude oil;
•decreases in the average volumes of diesel sold and average cost per gallon of gasoline and diesel sold, partially offset by increases in the average volumes of gasoline sold in our West Texas marketing operations; and

56 |

Management's Discussion and Analysis

•a decrease in retail fuel cost of materials and other attributable to demand slowdown, a decrease in average cost per gallon of $0.52 and a reduction in number of stores.
Such decreases were partially offset by the following:
•the (expense) benefit of $(65.6) million related to the change in pre-tax inventory valuation recognized during the nine months ended September 30, 2020 compared to $31.5 million recognized during the nine months ended September 30, 2019;
•a decrease in hedging gains to a loss of $82.1 million recognized during the nine months ended September 30, 2020 from a gain of $63.5 million recognized during the nine months ended September 30, 2019.

Operating Expenses
Q3 2020 vs. Q3 2019
Operating expenses were $139.7 million for the third quarter of 2020 compared to $166.9 million for the third quarter of 2019, a decrease of $27.2 million, or 16.3%. The decrease in operating expenses was primarily driven by the following:
•decrease in outside service costs across all segments due to cost reduction measures;
•decreases in the refining segment related employee expenses, maintenance costs and cost reductions due to the sale of our Bakersfield refinery in the second quarter of 2020; and
•decrease in retail operating expenses due to reduction in number of stores.
YTD 2020 vs. YTD 2019
Operating expenses were $422.0 million for the nine months ended September 30, 2020 compared to $495.9 million for the nine months ended September 30, 2019, a decrease of $73.9 million, or 14.9%. The decrease in operating expenses was primarily driven by the following:
•decrease in outside service costs across all segments due to cost reduction measures;
•decreases in the refining segment related to lower employee, utilities, catalysts and maintenance costs; and
•decrease in retail operating expenses due to reduction in number of stores.

General and Administrative Expenses
Q3 2020 vs. Q3 2019
General and administrative expenses were $57.0 million for the third quarter of 2020 compared to $65.6 million for the third quarter of 2019, a decrease of $8.6 million, or 13.1%. The decrease in general and administrative expense was primarily driven by the following:
•decrease in contract services due to cost reduction measures;
•decrease in stock-based compensation due to workforce reductions in 2020; and
•decrease in travel related expense due to travel restrictions in place as a result of the COVID-19 Pandemic.
YTD 2020 vs. YTD 2019
General and administrative expenses were $184.4 million and $197.3 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $12.9 million, or 6.5%. The decrease in general and administrative expense was primarily driven by the following:
•decrease in contract services due to cost reduction measures;
•decrease in stock-based compensation due to workforce reductions in 2020;
•decrease in travel related expense due to travel restrictions in place as a result of the COVID-19 Pandemic; and
•decrease in loss allowance on a note receivable.
These decreases were partially offset by increases in salaried labor, including severance, partially offset by decrease in incentive accrual.

57 |

Management's Discussion and Analysis

Depreciation and Amortization
Q3 2020 vs. Q3 2019
Depreciation and amortization (included in both cost of sales and other operating expenses) was $65.2 million for the third quarter of 2020 compared to $49.8 million for the third quarter of 2019, an increase of $15.4 million, or 30.9%, primarily due to depreciation associated with assets added during the Big Spring refinery turnaround in the first quarter of 2020 and other refining assets placed in service in late 2019 and first quarter of 2020.
YTD 2020 vs. YTD 2019
Depreciation and amortization (included in both cost of sales and other operating expenses) was $177.4 million compared to $146.7 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $30.7 million, or 20.9%, primarily due to depreciation associated with assets added during the Big Spring refinery turnaround in the first quarter of 2020, the El Dorado turnaround assets added in the second of 2019 and the addition of the alkylation unit at our Krotz Springs refinery late in the second quarter of 2019.

Other Operating Loss (Income), Net
Q3 2020 vs. Q3 2019
Other operating loss, net decreased by $0.2 million in the third quarter of 2020 to a loss of $0.3 million compared to a loss of $0.5 million in the third quarter of 2019.
YTD 2020 vs. YTD 2019
Other operating income, net increased by $13.9 million during the nine months ended September 30, 2020 to $14.6 million compared to income of $0.7 million during the nine months ended September 30, 2019.

Non-operating Expenses, Net
Interest Expense
Q3 2020 vs. Q3 2019
Interest expense decreased by $2.0 million, or 5.9%, to $31.9 million in the third quarter of 2020 compared to $33.9 million in the third quarter of 2019, primarily driven by the following:
•a decrease in the average effective interest rate of 1.18% in the third quarter of 2020 compared to the third quarter of 2019 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding), partially offset by an increase in net average borrowings outstanding (including the obligations under the Supply and Offtake Agreements which have an associated interest charge) of approximately $430.2 million in the third quarter of 2020 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the third quarter of 2019.
YTD 2020 vs. YTD 2019
Interest expense increased by $2.6 million, or 2.7%, to $98.0 million during the nine months ended September 30, 2020 compared to $95.4 million during the nine months ended September 30, 2019, primarily driven by the following:
•an increase in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $393.8 million during the nine months ended September 30, 2020 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the nine months ended September 30, 2019, partially offset by a decrease in the average effective interest rate of 0.69% during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding).
Results from Equity Method Investments
Q3 2020 vs. Q3 2019
We recognized income of $12.8 million from equity method investments during the third quarter of 2020, compared to $16.5 million for the third quarter of 2019, a decrease of $3.7 million. This decrease was primarily driven by the following:
•income from the Red River Joint Venture decreased $2.7 million due to decrease in committed volumes in July and August 2020; and
•a decrease in income from our other logistics joint ventures from $3.7 million in the third quarter of 2019 to $2.9 million in third quarter of 2020.

58 |

Management's Discussion and Analysis

During the nine months ended September 30, 2020, we recognized income of $28.6 million from equity method investments, compared to $28.4 million for the nine months ended September 30, 2019, an increase of $0.2 million.
Other
During the nine months ended September 30, 2020, we recognized a gain of $56.8 million on the sale of our non-operating refinery located in Bakersfield, California, a nominal amount of which was recognized in the third quarter. See Note 2 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information.
Q3 2020 vs. Q3 2019
Other income increased $0.8 million, to $1.0 million in third quarter of 2020 compared to $0.2 million in the third quarter of 2019.
YTD 2020 vs. YTD 2019
Other income increased $6.7 million, to $3.4 million in the nine months ended September 30, 2020, compared to a loss of $3.3 million in the nine months ended September 30, 2019.

Income Taxes
Q3 2020 vs. Q3 2019
Income tax expense decreased by $29.0 million in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•pre-tax loss of $92.5 million in the third quarter of 2020, as compared to income of $73.4 million for the third quarter of 2019; and
•a decrease in our effective tax rate which was 16.9% for the third quarter of 2020, compared to 18.3% for the third quarter of 2019 primarily due to the following:
◦projected 2020 federal net operating loss carryback to a prior 35% tax rate year creating a 14% rate benefit; and
◦net decrease in valuation allowance on utilization of state attributes.
YTD 2020 vs. YTD 2019
Income tax expense decreased by $218.4 million during the nine months ended September 30, 2020 compared to the same period for 2019, primarily driven by the following:
•pre-tax loss of $420.0 million in the nine months ended September 30, 2020, as compared to pre-tax income of $382.8 million for the nine months ended September 30, 2019; and
•an increase in our effective tax rate which was 32.0% for the nine months ended September 30, 2020, compared to 21.9% for the nine months ended September 30, 2019 primarily due to the following:
◦projected 2020 federal net operating loss carryback to a prior 35% tax rate year creating a 14% tax rate arbitrage;
◦reversal of a valuation allowance attributable to book-tax basis differences in partnership investments reported as a discrete benefit in the first quarter; and
◦an increase in the estimated annual effective tax rate applied to year to date loss for the year.

59 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

Refining Segment Margins
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues	$1,563.5	$2,176.8	$4,368.4	$6,636.6
Cost of materials and other	1,479.2	1,906.0	4,314.4	5,629.8
Refining margin	84.3	270.8	54.0	1,006.8
Operating expenses (excluding depreciation and amortization)	102.1	120.7	302.5	356.7
Contribution margin	$(17.8)	$150.1	$(248.5)	$650.1

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

60 |

Management's Discussion and Analysis

Refinery Statistics
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Tyler, TX Refinery
Days in period	92	92	274	273
Total sales volume - refined product (average barrels per day)(1)	77,386	80,981	74,050	76,262
Products manufactured (average barrels per day):
Gasoline	40,383	41,480	39,221	40,281
Diesel/Jet	31,612	33,105	28,980	30,685
Petrochemicals, LPG, natural gas liquids ("NGLs")	3,848	3,992	3,022	3,129
Other	1,763	1,853	1,442	1,560
Total production	77,606	80,430	72,665	75,655
Throughput (average barrels per day):
Crude Oil	72,651	75,266	67,693	70,594
Other feedstocks	4,975	5,565	5,422	5,710
Total throughput	77,626	80,831	73,116	76,304
Total refining revenue ($ in millions)	$383.8	$597.6	$1,055.3	$1,656.5
Cost of materials and other ($ in millions)	392.4	508.5	1,003.0	1,342.2
Total refining margin ($ in millions)	$(8.6)	$89.1	$52.3	$314.3
Per barrel of refined product sales:
Tyler refining margin	$(1.21)	$11.96	2.58	$15.09
Direct operating expenses	$3.28	$3.11	3.35	$3.77
Crude Slate: (% based on amount received in period)
WTI crude oil	89.0%	94.6%	92.1%	91.3%
East Texas crude oil	11.0%	2.7%	7.9%	8.0%
Other	—%	2.8%	—%	0.7%

El Dorado, AR Refinery
Days in period	92	92	274	273
Total sales volume - refined product (average barrels per day)(1)	79,594	71,282	77,742	58,310
Products manufactured (average barrels per day):
Gasoline	36,801	30,766	35,855	24,396
Diesel	30,709	22,348	29,473	18,559
Petrochemicals, LPG, NGLs	1,678	834	1,933	731
Asphalt	7,268	5,886	6,655	5,894
Other	825	713	801	678
Total production	77,281	60,547	74,717	50,258
Throughput (average barrels per day):
Crude Oil	74,235	58,362	72,427	49,199
Other feedstocks	2,814	1,748	2,610	1,431
Total throughput	77,049	60,110	75,037	50,630
Total refining revenue ($ in millions)	$452.6	$803.8	$1,407.8	$2,379.6
Cost of materials and other ($ in millions)	405.6	775.9	1,399.1	2,246.8
Total refining margin ($ in millions)	$47.0	$27.9	$8.7	$132.8
Per barrel of refined product sales:
El Dorado refining margin	$6.42	$4.25	$0.41	$8.34
Direct operating expenses	$3.25	$5.27	$3.73	$5.88
Crude Slate: (% based on amount received in period)
WTI crude oil	69.9%	72.0%	52.2%	53.8%
Local Arkansas crude oil	17.7%	20.7%	17.2%	25.4%
Other	12.4%	7.2%	30.5%	20.8%

61 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Big Spring, TX Refinery
Days in period	92	92	274	273
Total sales volume - refined product (average barrels per day) (1)	75,884	72,909	61,602	77,712
Products manufactured (average barrels per day):
Gasoline	38,106	33,561	29,532	36,276
Diesel/Jet	28,777	28,391	22,190	27,796
Petrochemicals, LPG, NGLs	3,923	3,755	2,959	3,761
Asphalt	2,235	2,027	1,715	1,815
Other	1,397	1,423	1,030	1,339
Total production	74,438	69,157	57,426	70,986
Throughput (average barrels per day):
Crude oil	72,779	70,542	57,725	71,939
Other feedstocks	2,067	(1,282)	746	(3)
Total throughput	74,846	69,260	58,471	71,936
Total refining revenue ($ in millions)	$401.9	$592.0	$1,104.4	$1,811.2
Cost of materials and other ($ in millions)	374.0	$510.1	1,069.3	1,497.7
Total refining margin ($ in millions)	$27.9	$81.9	$35.1	$313.5
Per barrel of refined product sales:
Big Spring refining margin	$4.00	$12.21	$2.07	$14.78
Direct operating expenses	$3.88	$4.50	$4.47	$3.98
Crude Slate: (% based on amount received in period)
WTI crude oil	63.7%	76.4%	70.3%	76.4%
WTS crude oil	36.3%	23.6%	29.7%	23.6%

Krotz Springs, LA Refinery
Days in period	92	92	274	273
Total sales volume - refined product (average barrels per day) (1)	67,465	72,173	69,965	75,207
Products manufactured (average barrels per day):
Gasoline	32,287	34,757	26,872	35,760
Diesel/Jet	23,686	27,277	25,447	29,137
Heavy Oils	729	1,125	559	1,108
Petrochemicals, LPG, NGLs	3,394	3,814	2,417	5,103
Other	4,020	—	11,117	35
Total production	64,116	66,973	66,412	71,143
Throughput (average barrels per day):
Crude Oil	60,150	69,805	64,019	70,757
Other feedstocks	3,028	(3,553)	2,415	(596)
Total throughput	63,178	66,252	66,434	70,161
Total refining revenue ($ in millions)	$335.9	$559.9	$999.1	$1,717.7
Cost of materials and other ($ in millions)	339.1	494.4	1,016.8	1,501.6
Total refining margin ($ in millions)	$(3.2)	$65.5	$(17.7)	$216.1
Per barrel of refined product sales:
Krotz Springs refining margin	$(0.50)	$9.88	$(0.92)	$10.53
Direct operating expenses	$4.25	$4.27	$3.72	$4.18
Crude Slate: (% based on amount received in period)
WTI Crude	72.6%	78.7%	69.3%	73.9%
Gulf Coast Sweet Crude	24.6%	21.3%	29.8%	26.1%
Other	2.8%	—%	0.9%	—%
(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.

62 |

Management's Discussion and Analysis

Included in the refinery statistics above are the following inter-refinery and sales to other segments:

Inter-refinery Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in barrels per day)	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Tyler refined product sales to other Delek refineries	2,479	1,543	1,813	890
El Dorado refined product sales to other Delek refineries	854	3,946	1,075	2,611
Big Spring refined product sales to other Delek refineries	2,294	1,754	1,532	1,190
Krotz Springs refined product sales to other Delek refineries	14	15,189	167	8,785

Refinery Sales to Other Segments
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in barrels per day)	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Tyler refined product sales to other Delek segments	1,069	18	1,953	192
El Dorado refined product sales to other Delek segments	27	11	122	106
Big Spring refined product sales to other Delek segments	22,835	24,404	22,839	25,735
Krotz Springs refined product sales to other Delek segments	1,002	408	336	271

Pricing Statistics (average for the period presented)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

WTI — Cushing crude oil (per barrel)	$40.88	$56.40	$38.95	$57.03
WTI — Midland crude oil (per barrel)	$41.03	$56.12	$38.98	$55.81
WTS -- Midland crude oil (per barrel) (1)	$40.99	$55.94	$38.84	$55.95
LLS (per barrel) (1)	$42.46	$60.58	$40.67	$63.32
Brent crude oil (per barrel)	$43.34	$62.03	$42.56	$64.73

U.S. Gulf Coast 5-3-2 crack spread (per barrel) - utilizing HSD	$5.13	$14.18	$5.88	$14.25
U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$7.49	$16.02	$8.30	$15.77
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$8.15	$17.55	$8.92	$17.34
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$3.51	$12.03	$4.72	$9.73

U.S. Gulf Coast Unleaded Gasoline (per gallon)	$1.15	$1.64	$1.07	$1.65
Gulf Coast Ultra low sulfur diesel (per gallon)	$1.16	$1.85	$1.18	$1.89
U.S. Gulf Coast high sulfur diesel (per gallon)	$1.02	$1.74	$1.03	$1.77
Natural gas (per MMBTU) (2)	$2.12	$2.33	$1.92	$2.56
(1)     For our Tyler and El Dorado refineries, we compare our per barrel refining product margin to the Gulf Coast 5-3-2 crack spread consisting of WTI Cushing crude, U.S. Gulf Coast CBOB and U.S. Gulf Coast Pipeline No. 2 heating oil (ultra low sulfur diesel). For our Big Spring refinery, we compare our $1.02 per barrel refined product margin to the Gulf Coast 3-2-1 crack spread consisting of WTI Cushing crude, Gulf Coast 87 Conventional gasoline and Gulf Coast ultra low sulfur diesel, and for our Krotz Springs refinery, we compare our per barrel refined product margin to the Gulf Coast 2-1-1 crack spread consisting of LLS crude oil, Gulf Coast 87 Conventional gasoline and U.S. Gulf Coast Pipeline No. 2 heating oil (high sulfur diesel). The Tyler refinery's crude oil input is primarily WTI Midland and east Texas, while the El Dorado refinery's crude input is primarily a combination of WTI Midland, local Arkansas and other domestic inland crude oil. The Big Spring refinery’s crude oil input is primarily comprised of WTS and WTI Midland. The Krotz Springs refinery’s crude oil input is primarily comprised of LLS and WTI Midland.
(2)    One Million British Thermal Units ("MMBTU").

63 |

Management's Discussion and Analysis

Refining Segment Operational Comparison of the Three and Nine Months Ended September 30, 2020 versus the Three and Nine Months Ended September 30, 2019
Q3 2020 vs. Q3 2019
Net revenues for the refining segment decreased by $613.3 million, or 28.2%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•decreases in the average price of U.S. Gulf Coast gasoline of 29.9%, ULSD of 37.3%, and HSD of 41.4%.
Such decreases were partially offset by the following:
•increases in sales volume of refined product totaling 0.7 million barrels, partially due to our El Dorado refinery which was impacted by vacuum unit outage in the comparable prior year period, and a 0.5 million barrel increase in purchased product sales.
Net revenues included sales to our retail segment of $57.6 million and $97.3 million, sales to our logistics segment of $45.1 million and $66.6 million, and sales to our other segment of $9.9 million and $23.9 million reduction in sales for the three months ended September 30, 2020 and September 30, 2019, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2020 vs. YTD 2019
Net revenues for the refining segment decreased by $2,268.2 million, or 34.2%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the following:
•decreases in the average price of U.S. Gulf Coast gasoline of 35.4%, ULSD of 37.7%, and HSD of 41.7%; and
•decreases in sales volume of refined product totaling 0.5 million barrels partially due to scheduled turnaround activities at our Big Spring refinery, partially offset by increased sales volumes at our El Dorado refinery due to prior year scheduled turnaround activities and production issues, and a 2.0 million barrel decrease in purchased product sales due to decreased demand.
Net revenues included sales to our retail segment of $166.6 million and $289.2 million, sales to our logistics segment of $155.7 million and $219.2 million and sales to our other segment of $24.2 million and $31.5 million for the nine months ended September 30, 2020 and 2019, respectively. We eliminate this intercompany revenue in consolidation.

64 |

Management's Discussion and Analysis

Cost of Materials and Other
Q3 2020 vs. Q3 2019
Cost of materials and other decreased by $426.8 million, or 22.4%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•decreases in the cost of WTI Cushing crude oil, from an average of $56.40 per barrel to an average of $40.88, or 27.5%;
•decreases in the cost of WTI Midland crude oil, from an average of $56.12 per barrel to an average of $41.03, or 26.9%; and
•the benefit (expense) of $9.5 million related to the change in pre-tax inventory valuation recognized during the third quarter of 2020 compared to $(20.0) million recognized during the third quarter of 2019.
These decreases were partially offset by the following:
•a decrease in hedging gains to $3.0 million recognized during the third quarter of 2020 from $20.0 million recognized during the third quarter of 2019; and
•Increase in sales volumes partially due to production issues at El Dorado refinery in the prior year comparable period.
YTD 2020 vs. YTD 2019
Cost of materials and other decreased by $1,315.4 million, or 23.4%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the following:
•decreases in the cost of WTI Cushing crude oil, from an average of $57.03 per barrel to an average of $38.95, or 31.7%; and
•decreases in the cost of WTI Midland crude oil, from an average of $55.81 per barrel to an average of $38.98, or 30.2%.
These decreases were partially offset by the following:
•the (expense) benefit of $(65.8) million related to the change in pre-tax inventory valuation recognized during the nine months ended September 30, 2020 compared to $31.3 million recognized during the nine months ended September 30, 2019; and
• a decrease in hedging gains to a loss of $63.5 million recognized during the nine months ended September 30, 2020 from a gain of $64.1 million recognized during the nine months ended September 30, 2019;

Crude Oil Prices
(Average per barrel)
$40.88
$41.03
$56.40
$56.12
2020
2019
Three Months Ended September 30
WTI Cushing
WTI Midland

Crude Oil Prices
(Average per barrel)
$38.95
$38.98
$57.03
$55.81
2020
2019
Nine Months Ended September 30
WTI Cushing
WTI Midland

Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $82.7 million and $55.4 million during the third quarters of 2020 and 2019, respectively, and $260.8 million and $159.8 million during the nine months ended September 30, 2020 and 2019, respectively. We eliminate these intercompany fees in consolidation.

65 |

Management's Discussion and Analysis

Refining Margin
Q3 2020 vs. Q3 2019
Refining margin decreased by $186.5 million, or 68.9%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•a narrowing of the average WTI Cushing crude oil differential to WTS crude oil to $(0.11) per barrel during the third quarter of 2020 compared to $0.46 during the third quarter of 2019 and narrowing of the average WTI Midland crude oil differential to WTI Cushing crude oil to $(0.15) per barrel during the third quarter of 2020 compared to $0.28 per barrel during the third quarter of 2019;
•a narrowing of the discount between WTI Midland crude oil and Brent crude oil where, during the third quarter of 2020, the WTI Midland crude oil differential to Brent crude oil was an average discount of $2.31 per barrel compared to $5.91 per barrel during the third quarter of 2019;
•a 70.8% decline in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery);
•a 63.8% decline in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery);
•a 53.6% decline in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery); and
•a decrease in hedging gains to $3.0 million recognized during the third quarter of 2020 from $20.0 million recognized during the third quarter of 2019.
These decreases were partially offset by the following:
•an increase attributable to the $9.5 million change in pre-tax inventory valuation benefit recognized during the third quarter of 2020 compared to an expense of $20.0 million recognized during the prior year period.

Refining Margin Per Barrel
$(1.21)
$6.42
$4.00
$(0.50)
$11.96
$4.25
$12.21
$9.88
2020
2019
Three Months Ended September 30
Tyler
Big Spring
El Dorado
Krotz Springs

Average Crack Spread
$5.13
$8.15
$3.51
$14.18
$17.55
$12.03
2020
2019
Three Months Ended September 30
Gulf Coast 5-3-2
Gulf Coast 3-2-1
Gulf Coast 2-1-1

66 |

Management's Discussion and Analysis

YTD 2020 vs. YTD 2019
Refining margin decreased by $952.8 million, or 94.6%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the following:
•a narrowing of the average discount between WTI Midland crude oil compared to WTI Cushing where, during the nine months of 2020, the average WTI Midland crude oil differential to WTI Cushing crude oil was $(0.03) per barrel compared to $1.22 during the nine months of 2019;
•a narrowing of the average discount between WTI Midland crude oil and Brent crude oil where, during the nine months of 2020, the WTI Midland crude oil differential to Brent crude oil was an average discount of $3.58 per barrel compared to $8.92 per barrel during the same period of 2019;
•a narrowing of the average WTI Cushing crude oil differential to WTS crude oil to $0.11 per barrel during the nine months of 2020 compared to $1.08 during the nine months of 2019;
•a narrowing of the discount between WTI Cushing crude oil compared to Brent where, during the nine months of 2020, the average WTI Cushing crude oil differential to Brent crude oil was $3.88 per barrel compared to $7.70 during the nine months of 2019;
•a 58.7% decline in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 48.6% decline in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery), and a 51.5% decline in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery);
•a decrease in hedging gains to a loss of $(63.5) million recognized during the nine months of 2020 from a gain of $64.1 million recognized during the nine months of 2019; and
•a decrease in reversal benefit of inventory valuation reserve of during the during the nine months of 2020 compared to the prior year period.

67 |

Management's Discussion and Analysis

Operating Expenses
Q3 2020 vs. Q3 2019
Operating expenses decreased by $18.6 million, or 15.4%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•decreases in contractor and maintenance costs partially due to cost reduction measures taken in the third quarter of 2020; and
•decreases in employee related costs primarily related to decrease in incentive plan and workforce optimization to reduce overtime rates in the third quarter of 2020; and
•reduced costs as a result of the sale of the Bakersfield refinery in May 2020.
YTD 2020 vs. YTD 2019
Operating expenses decreased by $54.2 million, or 15.2%, during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the following:
•decrease in contract services and inspection costs associated with cost reduction measures taken in the nine months of 2020;
•decrease in maintenance costs due to deferral of projects amidst the COVID-19 Pandemic, and the incurrence of extraordinary maintenance costs at our Big Spring refinery in the comparable prior year period; and
•decreases in utilities and catalyst costs, primarily at our Big Spring and Krotz Springs refineries related to reduced throughput due to turnaround and unit downtime, respectively; and
•reduced costs as a result of the sale of the Bakersfield refinery in May 2020.

Contribution Margin
Q3 2020 vs. Q3 2019
Contribution margin decreased by $167.9 million, or an 8.0% reduction in contribution margin percentage, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•the decline of the Midland WTI crude oil differential to Brent crude oil compared to the prior-year period;
•an overall decline in the average crack spreads; and
•a narrowing of the discount between WTI Cushing and WTS crude oil compared to the third quarter of 2019.
These decreases were partially offset by the following:
•an increase in reversal benefit related to inventory valuation reserve of during the third quarter of 2020 compared to prior year period; and
• decreases in operating expenses across all refineries.
YTD 2029 vs. YTD 2019
Contribution margin decreased by $898.6 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the following:
•the decline of the Midland WTI crude oil differential to Brent crude oil compared to the prior-year period;
•reduced performance at our Big Spring refinery due to turnaround;
•an overall decline in the average crack spreads;
•an decrease in reversal benefit related to inventory valuation reserves recognized during the nine months of 2020 compared to the prior year period; and
•a narrowing of the discount between WTI Cushing and WTI crude oil compared to the prior-year period.
These decreases were partially offset by decreases in operating expenses across all refineries.

68 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Logistics Contribution Margin and Operating Information
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues	$142.2	$137.6	$423.3	$445.4
Cost of materials and other	60.7	72.6	205.9	262.7
Operating expenses (excluding depreciation and amortization)	14.3	18.4	41.5	51.8
Contribution margin	$67.2	$46.6	$175.9	$130.9
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	73,417	83,953	70,376	74,607
Big Spring wholesale marketing throughputs (average bpd)	78,659	80,203	73,701	83,608
West Texas wholesale marketing throughputs (average bpd)	9,948	9,535	11,718	11,446
West Texas wholesale marketing margin per barrel	$3.42	$4.82	$2.37	$4.83
Terminalling throughputs (average bpd) (2)	160,843	170,727	145,240	160,621
Throughputs (average bpd):
Lion Pipeline System:
Crude pipelines (non-gathered)	78,244	49,477	76,750	43,446
Refined products pipelines to Enterprise Systems	55,740	43,518	55,315	32,242
SALA Gathering System	13,659	21,632	13,520	21,143
East Texas Crude Logistics System	22,591	25,391	15,705	21,045
Big Spring Gathering Assets (3)	90,719	—	85,845	—
Plains Connection System	104,314	—	96,961	—
(1)Excludes jet fuel and petroleum coke.
(2)Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, El Dorado and North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals.
(3)Throughputs for the Big Spring Gathering Assets are for the approximately 180 days we owned the assets following the Big Spring Gathering Assets Acquisition effective March 31, 2020.

Logistics Segment Operational Comparison of the Three and Nine Months Ended September 30, 2020 versus the Three and Nine Months Ended September 30, 2019
Net Revenues
Q3 2020 vs. Q3 2019
Net revenues increased by $4.6 million, or 3.3%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•increased revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions, which were effective April 1, 2020 and May 1, 2020, respectively. Refer to Note 4 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information.
Such increase was partially offset by the following:
•decreases in the average sales prices per gallon of gasoline and diesel, partially offset by in the average sales volume of diesel in our West Texas marketing operations.
◦the average sales prices of diesel and gasoline sold decreased $0.76 per gallon and $0.60 per gallon, respectively.
◦the average volumes of diesel sold increased 1.8 million gallons, partially offset by a 0.1 million decrease of gasoline gallons sold.
Net revenues included sales to our refining segment of $92.4 million and $65.4 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and sales to our other segment of $0.4 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively. We eliminate this intercompany revenue in consolidation.

69 |

Management's Discussion and Analysis

YTD 2020 vs. YTD 2019
Net revenues decreased by $22.1 million, or 5.0%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the following:
•decreases in the average sales prices per gallon and volumes of diesel gallon sold, partially offset by increases in the average sales volume of gasoline in our West Texas marketing operations:
◦the average volumes of gasoline sold increased 14.3 million gallons, partially offset by a 9.7 million decrease of diesel gallons sold.
◦the average sales prices per gallon of gasoline and diesel sold decreased $0.51 per gallon and $0.71 per gallon, respectively.
Such decrease was partially offset by the following:
•increased revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions, which were effective March 31, 2020 and May 1, 2020, respectively. Refer to Note 4 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information.
•increased revenues at our SALA Gathering System and Magnolia Pipeline as result of increased throughput during the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019.
Net revenues included sales to our refining segment of $288.3 million and $187.5 million for the nine months ended September 30, 2020 and 2019, respectively, and sales to our other segment of $1.6 million and $3.6 million for the nine months ended September 30, 2020 and 2019, respectively. We eliminate this intercompany revenue in consolidation.

70 |

Management's Discussion and Analysis

Cost of Materials and Other
Q3 2020 vs. Q3 2019
Cost of materials and other for the logistics segment decreased $11.9 million, or 16.4%, in the third quarter of 2020 compared to the third quarter of 2019 primarily driven by the following:
•decreases in the average cost per gallon of gasoline and diesel sold partially offset by increases in averages volumes of diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold decreased $0.53 per gallon and $0.74 per gallon, respectively.
◦the average volumes of diesel sold increased by 1.8 million gallons, partially offset by a 0.1 million increase in gasoline gallons sold.
Our logistics segment purchased product from our refining segment of $45.1 million and $66.6 million for the three months ended September 30, 2020 and September 30, 2019, respectively. We eliminate these intercompany costs in consolidation.
YTD 2020 vs. YTD 2019
Cost of materials and other for the logistics segment decreased $56.8 million, or 21.6%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily driven by the following:
•decreases in the average volumes of diesel sold and average cost per gallon of gasoline and diesel sold, partially offset by increases in the average volumes of gasoline sold in our West Texas marketing operations:
◦the average volumes of gasoline sold increased 14.3 million gallons, partially offset by a 9.7 million decrease of diesel gallons sold.
◦the average cost per gallon of gasoline and diesel sold decreased $0.44 per gallon and $0.66 per gallon, respectively.
Our logistics segment purchased product from our refining segment of $155.7 million and $219.2 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. We eliminate these intercompany costs in consolidation.

71 |

Management's Discussion and Analysis

Operating Expenses
Q3 2020 vs. Q3 2019
Operating expenses decreased by $4.1 million, or 22.3%, in the third quarter of 2020 compared to the third quarter of 2019, driven by the following:
•decrease in employee and outside services costs due to cost reduction measures implemented to respond to COVID-19 including delaying non-essential projects; and
•decrease in utilities and other variable expenses due to lower production.
YTD 2020 vs. YTD 2019
Operating expenses decreased by $10.3 million, or 19.9%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, driven by the following:
•decrease in employee and outside services costs due to measures implemented to respond to COVID-19 including delaying non-essential projects;
•lower operating costs associated with allocated contract services pertaining to certain of our assets; and
•decreases in variable expenses such as utilities, maintenance and materials costs due to lower production.

Contribution Margin
Q3 2020 vs. Q3 2019
Contribution margin increased by $20.6 million, or 44.2%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•increases in revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions; and
•decreases in operating expenses.
Such increases were partially offset by the following:
•decreases in the volumes combined with a decrease in gross margin of $1.4 per barrel in our West Texas marketing operations.
YTD 2020 vs. YTD 2019
Contribution margin increased by $45.0 million, or 34.4%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the following:
•increases in revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions, Magnolia Pipeline, and SALA Gathering system; and
•decreases in operating expenses.
Such increases were partially offset by the following:
•decreases in gross margin per barrel sold of $2.46 in our West Texas marketing operations.

72 |

Management's Discussion and Analysis

Retail Segment
The table below sets forth certain information concerning our retail segment operations (gross sales $ in millions):

Retail Contribution Margins
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues	$177.7	$218.5	$521.7	$640.2
Cost of materials and other	136.3	176.4	400.0	521.9
Operating expenses (excluding depreciation and amortization)	23.1	23.5	66.8	71.9
Contribution margin	$18.3	$18.6	$54.9	$46.4

Operating Information

Number of stores (end of period)	253	263	253	263
Average number of stores	253	263	253	263
Average number of fuel stores	248	255	248	255
Retail fuel sales	$90.9	$137.4	$273.8	$400.1
Retail fuel sales (thousands of gallons)	45,096	54,943	135,471	162,576
Average retail gallons sold per average number of fuel stores (in thousands)	182	215	547	638
Average retail sales price per gallon sold	$2.01	$2.50	$2.02	$2.46
Retail fuel margin ($ per gallon) (1)	$0.311	$0.315	$0.352	$0.269
Merchandise sales (in millions)	$86.8	$81.5	$247.9	$240.2
Merchandise sales per average number of stores (in millions)	$0.3	$0.3	$1.0	$0.9
Merchandise margin %	31.6%	30.5%	31.3%	30.9%

Same-Store Comparison (2)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Change in same-store fuel gallons sold	(18.8)%	3.0%	(15.6)%	3.1%
Change in same-store merchandise sales	8.7%	(1.5)%	8.8%	(1.3)%
(1)Retail fuel margin represents gross margin on fuel sales in the retail segment, and is calculated as retail fuel sales revenue less retail fuel cost of sales. The retail fuel margin per gallon calculation is derived by dividing retail fuel margin by the total retail fuel gallons sold for the period.
(2)Same-store comparisons include period-over-period increases or decreases in specified metrics for stores that were in service at both the beginning of the earliest period and the end of the most recent period used in the comparison.

Retail Segment Operational Comparison of the Three and Nine Months Ended September 30, 2020 versus the Three and Nine Months Ended September 30, 2019
Net Revenue
Q3 2020 vs. Q3 2019
Net revenues for the retail segment decreased by $40.8 million, or 18.7%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•total fuel sales were $90.9 million in the third quarter of 2020 compared to $137.4 million in the third quarter of 2019, attributable to the following:

73 |

Management's Discussion and Analysis

◦a decrease in total retail fuel gallons sold for the retail segment to 45.1 million gallons in the third quarter of 2020 compared to 54.9 million gallons in the third quarter of 2019 associated with same-store decrease in fuel volumes of 18.8%, primarily due to demand slowdown as a result of the COVID-19 Pandemic; and
◦a $0.49 decrease in average price charged per gallon.
•merchandise sales were $86.8 million in the third quarter of 2020 compared to $81.5 million in the third quarter of 2019 attributable to the following:
◦same-store sales increase of 8.7% primarily due to strong sales growth for key categories such as beer, cigarettes and packaged beverages, partially offset by $1.5 million decrease related to reduction in number of stores period over period.
YTD 2020 vs. YTD 2019
Net revenues for the retail segment decreased by $118.5 million, or 18.5%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the following:
•total fuel sales were $273.8 million in the nine months of 2020 compared to $400.1 million in the nine months of 2019, attributable to the following:
◦a decrease in total retail fuel gallons sold of 135.5 million gallons in the nine months of 2020 compared to 162.6 million gallons in the nine months of 2019, primarily attributable to same-store decline in fuel volumes of 15.6%, primarily due to demand slowdown in the nine months of 2020 as a result of the COVID-19 Pandemic;
◦a $0.44 decrease in average price charged per gallon; and
◦$11.4 million decrease related to reduction in number of stores period over period.
•merchandise sales were $247.9 million in the nine months of 2020 compared to $240.2 million in the nine months of 2019 primarily driven by the following:
▪same-store sales increase of 8.8% due to strong sales growth for key categories such as beer, cigarettes and packaged beverages, partially offset by $11.8 million decrease related to reduction in number of stores period over period.

74 |

Management's Discussion and Analysis

Cost of Materials and Other
Q3 2020 vs. Q3 2019
Cost of materials and other for the retail segment decreased by $40.1 million, or 22.7%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by the following:
•a decrease in average cost per gallon of $0.49 or 22.2% applied to fuel sales volumes that decreased period over period; and.
•$2.4 million decrease due to reduction in number of stores period over period.
Our retail segment purchased finished product from our refining segment of $57.6 million and $97.3 million for the three months ended September 30, 2020 and September 30, 2019. We eliminate this intercompany cost in consolidation.
YTD 2020 vs. YTD 2019
Cost of materials and other for the retail segment decreased by $121.9 million, or 23.4%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the following:
•a decrease in average cost per gallon of $0.52 or 23.8% applied to fuel sales volumes that decreased period over period; and
•$18.4 million decrease due to reduction in number of stores period over period.
Our retail segment purchased finished product from our refining segment of $166.6 million and $289.2 million for the nine months ended September 30, 2020 and September 30, 2019. We eliminate this intercompany cost in consolidation.

Operating Expenses
Q3 2020 vs. Q3 2019
Operating expenses for the retail segment decreased by $0.4 million, or 1.7% in the third quarter of 2020 compared to the third quarter of 2019 as a result of the reduction in the number of stores, as well as execution of various cost reduction initiatives throughout the business.
YTD 2020 vs. YTD 2019
Operating expenses for the retail segment decreased by $5.1 million, or 7.1% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. as a result of the reduction in the number of stores, in addition to the execution of various cost reduction initiatives implemented beginning in the second quarter of 2020.

Contribution Margin
Q3 2020 vs. Q3 2019
Contribution margin for the retail segment decreased by $0.3 million, or 1.6%, in the third quarter of 2020 compared to the third quarter of 2019, primarily driven by decrease in fuel sales and a $0.005 per gallon decline in the retail fuel margin, offset by 1.1% increase in merchandise margin.
YTD 2020 vs. YTD 2019
Contribution margin for the retail segment increased by $8.5 million, or 18.3%, in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily driven by a $0.083 per gallon improvement in the retail fuel margin and a 0.4% increase in merchandise margin.

75 |

Management's Discussion and Analysis

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends and operational capital expenditures. In response to the COVID-19 Pandemic and the decline in oil prices, on November 5, 2020, we announced that we have elected to suspend dividends in the fourth quarter of 2020 in order to conserve capital. Other funding sources including borrowings under existing credit agreements and issuance of equity and debt securities have been utilized to meet our funding requirements and support our growth capital projects and acquisitions. In addition we have historically been able to source funding at terms that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at terms that are sustainable and profitable for the Company. However, there can be no assurances regarding the availability of any future debt or equity financings or whether such financings can be made available on terms that are acceptable to us; any execution of such financing activities will be dependent on the contemporaneous availability of functioning debt or equity markets. Additionally, new debt financing activities will be subject to the satisfaction of any debt incurrence limitation covenants in our existing financing agreements. Our debt limitation covenants in our existing financing documents are usual and customary for credit agreements of our type and reflective of market conditions at the time of their execution. Additionally, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including the current COVID-19 Pandemic and oil prices, some of which are beyond our control.
If market conditions were to change, for instance due to the significant decline in oil prices or uncertainty created by the COVID-19 Pandemic, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be unfavorably impacted.
As of September 30, 2020, we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Logistics Credit Facility (see Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements). After considering the current effect of the significant decline in oil prices and uncertainty created by the COVID-19 Pandemic on our operations, we currently expect to remain in compliance with our existing debt maintenance covenants, though we can provide no assurances, particularly if conditions significantly worsen beyond our ability to predict. Additionally, we were in compliance with incurrence covenants during the quarter ended September 30, 2020 to the extent that any of our activities triggered these covenants. However, given the uncertainty around economic conditions arising from the COVID-19 Pandemic, it is at least reasonably possible that conditions could change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may resume paying dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to): available borrowings under our existing Wells Fargo Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Credit Facility (see Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements); the allowance to incur an additional $200 million of secured debt under the Wells Fargo Term Loan Credit Facility (see Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks, as otherwise contemplated and allowed under our incurrence covenants.

76 |

Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Nine Months Ended September 30,
	2020	2019
Cash Flow Data:
Operating activities	$(399.8)	$448.4
Investing activities	(163.0)	(509.5)
Financing activities	415.4	(11.8)
Net decrease	$(147.4)	$(72.9)

Cash Flows from Operating Activities
Net cash used in operating activities was $399.8 million for the nine months ended September 30, 2020, compared to cash provided by operating activities of $448.4 million for the comparable period of 2019. Cash receipts from customers and cash payments to suppliers and for salaries decreased resulting in a net $925.3 million decrease in cash from operating activities mainly due to a decline in the prices and volume of refined product sold. Additionally, cash paid for debt interest increased by $2.8 million. This decrease was partially offset by a $9.9 million increase in cash received for dividends and $70 million decrease in cash paid for taxes.
Cash Flows from Investing Activities
Net cash used in investing activities was $163.0 million for the first nine months of 2020, compared to $509.5 million in the comparable period of 2019. The decrease in cash flows used in investing activities was primarily due to a $183.2 million decrease in equity method investment contributions primarily due to our obtaining a 33% membership interest in the Red River Pipeline Joint Venture in May 2019 for $124.7 million. During the nine months ended September 30, 2020, we contributed $11.8 million related to our Red River Pipeline Joint Venture and $18.9 million related to our interest in WWP and WWP Project Financing JV which did not exist in the comparable prior year period. Additionally, we received distributions from our WWP Project Financing JV in the amount of $69.3 million for which there was no comparable activity in the prior year period. We also received proceeds of $39.9 million from the sale of our Bakersfield refinery in the nine months ended September 30, 2020. These decreases in cash used investing activities were partially offset by an increase in cash purchases of property, plant and equipment which increased from $305.7 million in 2019, to $241.7 million in 2020 predominantly attributable to capital expenditures related to turnaround and other sustaining maintenance activities in our refining segment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $415.4 million for the nine months ended September 30, 2020, compared to net cash used of $11.8 million in the comparable 2019 period. This increase in cash provided was predominantly due to net proceeds received from long-term revolvers of $252.3 million during the nine months ended September 30, 2020, compared to net payments of $0.5 million in the comparable 2019 period. Additionally contributing to this increase were a decrease in repurchases of common stock to $1.9 million for the nine months ended September 30, 2020 compared to $147.8 million in the comparable 2019 period due to management suspending our share repurchase program, and an increase in net proceeds from inventory financing arrangements to $142.6 million for the nine months ended September 30, 2020 compared to $18.6 million in the comparable 2019 period. Partially offsetting this increase was a decrease in net proceeds received from term debt to $150.4 million during the nine months ended September 30, 2020, compared to $215.3 million in the comparable 2019 period, and a $28.9 million increase in repurchase of non-controlling interests primarily associated with IDR simplification transactions.
Cash Position and Indebtedness
As of September 30, 2020, our total cash and cash equivalents were $807.9 million and we had total long-term indebtedness of approximately $2,474.0 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $6.7 million and $26.0 million, respectively. Additionally, we had letters of credit issued of approximately $227.3 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $752.0 million. Our total long-term indebtedness consisted of the following:
•an aggregate principal amount of $110.0 million under the Revolving Credit Facility, due on March 30, 2023, with average borrowing rate of 3.50%;
•an aggregate principal amount of $1,276.3 million under the Term Loan Credit Facility, due on March 30, 2025, with effective interest of 3.57%;
•an aggregate principal amount of $39.7 million in outstanding borrowings under the Delek Hapoalim Term Loan, due on December 31, 2022, with effective interest of 3.58%;

77 |

•an aggregate principal amount of $760.7 million under the Delek Logistics Credit Facility, due on September 28, 2023, with average borrowing rate of 2.69%;
•an aggregate principal amount of $250.0 million under the Delek Logistics Notes, due in 2025, with effective interest rate of 7.22%;
•an aggregate principal amount of $50.0 million under the Reliant Bank Revolver, due on June 30, 2022, with fixed interest rate of 4.50%; and
•an aggregate principal amount of $20.0 million under the Promissory Notes, due on January 04, 2021, with fixed interest rate of 5.50%.
See Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information about our separate credit facilities.
Additionally, our obligation under the supply and offtake inventory financing agreements with J. Aron amounted to $323.2 million at September 30, 2020, $220.4 million of which is due on December 30, 2022, except that a portion (not to exceed $58.8 million) of this otherwise long-term component is subject to potential earlier payment under the Periodic Price Adjustment provision. See Note 7 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information about our supply and offtake facilities.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the nine months ended September 30, 2020 were $208.0 million, of which approximately $180.9 million was spent in our refining segment, $6.9 million in our logistics segment, $8.2 million in our retail segment and $12.0 million at the holding company level. The following table summarizes our actual capital expenditures for the nine months ended September 30, 2020 and planned capital expenditures for the full year 2020 by operating segment and major category (in millions):

	Full Year 2020 Forecast	Nine Months Ended September 30, 2020
Refining
Sustaining maintenance, including turnaround activities	$159.1	$139.5
Regulatory	42.3	41.2
Discretionary projects	1.8	0.2
Refining segment total	203.2	180.9

Logistics
Regulatory	2.2	1.4
Sustaining maintenance	2.3	0.5
Discretionary projects	16.5	5.0
Logistics segment total	21.0	6.9

Retail
Regulatory	0.2	0.2
Sustaining maintenance	3.2	1.6
Discretionary projects	6.5	6.4
Retail segment total	9.9	8.2

Other
Regulatory	0.5	0.3
Sustaining maintenance	1.9	0.2
Discretionary projects(1)(2)	12.2	11.5
Other total	14.6	12.0
Total capital spending	$248.7	$208.0
(1) The forecast excludes forecasted expenditures on a $65 million discretionary project to complete a connector to the WWP pipeline, for which we have secured pre-approved committed financing from the WWP members, at our election. Additionally, our actual capital expenditures exclude approximately $3 million of spend in 2020 on this project that would fall under this separately committed financing.
(2) Excludes purchases of rights-of-way in the amount of $2.6 million in 2020.

78 |

Management's Discussion and Analysis

The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects. For example, we may experience increases in the cost of and/or timing to obtain necessary equipment required for our continued compliance with government regulations or to complete improvement projects or scheduled maintenance activities. Additionally, the scope and cost of employee or contractor labor expense related to installation of that equipment could exceed our projections. Our capital expenditure budget may also be revised as management continues to evaluate projects for reliability or profitability. As a result of the uncertainties associated with the COVID-19 Pandemic, we have decreased our capital spending forecast for 2020 to $248.7 million, down from the prior forecast as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, of $325.7 million. We continue to evaluate the adverse effects of the COVID-19 Pandemic, and may further revise our forecast as a result of changing circumstances.
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
The following table sets forth information relating to our open commodity derivative contracts as of September 30, 2020 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2020	2021	2022	2023
Contracts not designated as hedging instruments:
Crude oil price swaps - long(1)	$(5.5)	30,394,000	13,565,000	16,829,000	—	—
Crude oil price swaps - short(1)	(7.2)	30,457,000	13,808,000	16,649,000	—	—
Inventory, refined product and crack spread swaps - long(1)	2.4	65,615,000	13,130,000	22,885,000	22,200,000	7,400,000
Inventory, refined product and crack spread swaps - short(1)	(13.2)	65,762,000	13,397,000	22,765,000	22,200,000	7,400,000
Natural gas swaps - long(2)	2.7	3,237,500	3,237,500	—	—	—
Natural gas swaps - short(2)	(2.2)	9,942,500	9,942,500	—	—	—
RIN commitment contracts - long(3)	2.8	34,700,000	34,700,000	—	—	—
RIN commitment contracts - short(3)	(26.0)	24,500,000	24,500,000	—	—	—
Total	$(46.2)	264,608,000	126,280,000	79,128,000	44,400,000	14,800,000
Contracts designated as cash flow hedging instruments:
Crude oil price swaps - long(1)	$—	—	—	—	—	—
Crude oil price swaps - short(1)	—	—	—	—	—	—
Inventory, refined product and crack spread swaps - long(1)	(1.5)	45,000	45,000	—	—	—
Inventory, refined product and crack spread swaps - short(1)	2.7	45,000	45,000	—	—	—
Total	$1.2	90,000	90,000	—	—	—
(1)Volume in barrels
(2)Volume in MMBTU
(3)Volume in RINs

79 |

Management's Discussion and Analysis

Interest Risk Management Activities
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $2,186.7 million as of September 30, 2020. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt as of September 30, 2020 would be to change interest expense by approximately $21.9 million.
Commodity Derivatives Trading Activities
In the first half of 2018, we began entering into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, and futures contracts. These contracts are classified as held for trading and are recognized at fair value with changes in fair value recognized in the income statement. These trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts had remaining durations of less than one year as of September 30, 2020.
The following table sets forth information relating to commodity derivative contracts held for trading purposes as of September 30, 2020:

Contract Description	Less than 1 year
Over the counter forward sales contracts
Notional contract volume (1)	658,002
Weighted-average market price (per barrel)	$30.80
Contractual volume at fair value (in millions)	$20.3
Over the counter forward purchase contracts
Notional contract volume (1)	717,714
Weighted-average market price (per barrel)	$30.76
Contractual volume at fair value (in millions)	$22.1
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
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although most of our corporate employees have shifted to a remote working environment due to the COVID-19 Pandemic, we have not experienced a material impact to our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 Pandemic to minimize the impact on the design and operating effectiveness of our internal controls.

80 |

Legal Proceedings, Risk Factors, Unregistered Sales of Equity Securities and Other Information

Part II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 11 to our accompanying condensed consolidated financial statements, which is incorporated by reference in this Item 1, for additional information. Aside from the disclosure in Note 11, there have been no material developments to the proceedings previously reported in our Annual Report on Form 10-K, as amended and filed on February 28, 2020.

ITEM 1A. RISK FACTORS
There were no material changes during the nine months ended September 30, 2020 to the risk factors identified in the Company’s fiscal 2019 Annual Report on Form 10-K, except as noted below.
The current COVID-19 Pandemic and certain developments in the global oil markets have had, and may continue to have, an adverse impact on our business, our future results of operations and our overall financial performance.
The COVID-19 Pandemic could materially adversely affect our business and operations during 2020 and possibly beyond. In early 2020, global health care systems and economies began to experience strain from the spread of the COVID-19 Pandemic. As the virus spread, global economic activity began to slow and future economic activity was forecast to slow with a resulting forecast of a decline in oil and gas demand. The global pandemic has resulted in a dramatic reduction in airline flights and has reduced the number of cars on the road. Governmental actions in response to the COVID-19 Pandemic have resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders, and limitations on the availability and effectiveness of the workforce. These impacts have negatively impacted and will likely continue to negatively impact worldwide economic and commercial activity, financial markets, and demand for and prices of oil and gas products for the foreseeable future. These impacts may also precipitate a prolonged economic slowdown and recession.
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
The full impact of the ongoing COVID-19 Pandemic is unknown and is rapidly evolving. It is difficult to predict how significant the impact of the COVID-19 Pandemic including any responses to it, will be on the United States and global economies and our business or for how long disruptions are likely to continue. The extent of such impact will depend on future developments and factors outside of our control, including new information which may emerge concerning the severity or duration of the COVID-19 Pandemic and the evolving governmental and private sector actions to contain the Pandemic or treat its health, economic, and other impacts.

81 |

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
We have suspended our quarterly dividend and cannot assure you when we will declare dividends in the future.
In the fourth quarter of 2020, we suspended our quarterly dividend of $0.31 per share on our common stock in order to conserve capital in response to the impact of the COVID-19 Pandemic and related market activity. We are not obligated to declare or pay any dividend. Any future declaration, amount and payment of dividends will be at the sole discretion of our Board of Directors; however, because the impact of the COVID-19 Pandemic and related market activity is difficult to predict, we cannot provide assurance as to when our Board of Directors will declare a dividend in the future. The declaration of future dividends on our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, restrictions in our debt agreements and legal requirements. As a result, if our Board of Directors does not declare or pay dividends, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.
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
Refinery operations may also be disrupted by external factors, such as a suspension of feedstock deliveries, cyber-attacks, an interruption of electricity, natural gas, water treatment or other utilities, or a global pandemic such as the recent outbreak of the novel coronavirus. A large number of positive COVID-19 cases at one or more of our refineries could substantially impact our business, financial condition, results of operations and liquidity. Other potentially disruptive factors include natural disasters, severe weather conditions, workplace or environmental accidents, interruptions of supply, work stoppages, losses of permits or authorizations or acts of terrorism.
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
In April 2020, we amended and restated our three Supply and Offtake Agreements to renew and extend the terms to December 30, 2022, with J. Aron having the sole discretion to further extend to May 30, 2025 by providing at least six months prior notice to the current maturity date. As part of this amendment, there were changes to the underlying market index, annual fee, the crude purchase fee, crude roll fees and timing of cash settlements related to periodic price adjustments ("PPA") on the differentials. The PPA are calculated semi-annually on October 1 and May 1 ("re-pricing dates") and will result in cash settlements, (either payments to J. Aron or receipts of additional funds from J. Aron), based on the market value of the underlying commodity differential compared to the contractual differential, subject to a set threshold

82 |

amount. In the event that the periodic price adjustments are triggered on the re-pricing dates, we may be required to make earlier cash payments within three months following the re-pricing date.
ITEM 5. OTHER INFORMATION
Consulting Agreement and Separation Payment
On November 6, 2020, the Company entered into a Consulting Agreement with an effective date of November 3, 2020, (the “Consulting Agreement”) with Frederec Green, the Company’s former Executive Vice President of Corporate Development, following the expiration of his employment agreement on October 31, 2020. Under the Consulting Agreement, Mr. Green will serve as a consultant to the Company until April 30, 2021, unless earlier terminated. The Company will pay Mr. Green $40,000 per quarter during the term of the Consulting Agreement for his services, which will focus on marketing and business development and other related services. Either the Company or Mr. Green may terminate the Consulting Agreement. The Company will also make a one-time payment of $750,000 to Mr. Green in exchange for a release of claims against the Company. Mr. Green’s transition to the consulting arrangement is not the result of any disagreement between Mr. Green and the Company.
Chief Executive Officer Salary Waiver
On November 6, 2020, our President and Chief Executive Officer, Ezra Uzi Yemin agreed to waive 33% of his Base Compensation (as such term is defined in that certain Amended and Restated Executive Employment Agreement dated May 8, 2020, by and between Mr. Yemin and the Company (the “Employment Agreement”)) for a period beginning November 3, 2020 until such time as Mr. Yemin determines, in his sole discretion, to revoke such waiver. Mr. Yemin’s waiver will not affect any of Mr. Yemin’s other rights under the Employment Agreement. If the reduction impacts Mr. Yemin’s participation in, or the level of benefits provided under, any welfare benefit plan provided by the Company, the Company has agreed to provide an equivalent benefit to Mr. Yemin at no additional cost to him.

83 |

Exhibits
ITEM 6. EXHIBITS

Exhibit No.		Description

10.1
Exchange Agreement, dated as of August 13, 2020, among Delek Logistics Partners, LP, Delek Logistics GP, LLC, and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 14, 2020).

10.2		Letter Agreement, dated as of August 13, 2020, between Delek Logistics GP, LLC and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 14, 2020).

10.3		Letter Agreement, dated as of August 13, 2020, between Delek Logistics GP, LLC and Frederec Green (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on August 14, 2020).

10.4
Executive Employment Agreement, dated August 1, 2020, by and between Delek US Holdings, Inc. and Reuven Spiegel (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 7, 2020).

31.1	#	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	#	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	##	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	##	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2020 and 2019 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith

84 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chairman), President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Reuven Spiegel
Reuven Spiegel
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 6, 2020

85 |