Form 10-K
period 2020-12-31
Delek US Holdings, Inc.
filed 2021-03-01
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 18 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01	DK	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock, par value $0.01		New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 4262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates as of June 30, 2020 was approximately $1,265,400,000, based upon the closing sale price of the registrant's common stock on the New York Stock Exchange on that date. For purposes of this calculation only, all directors and officers subject to Section 16(b) of the Securities Exchange Act of 1934 are deemed to be affiliates.
At February 19, 2021, there were 73,781,666 shares of the registrant's common stock, $.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).
Documents incorporated by reference
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents
Delek US Holdings, Inc.
Annual Report on Form 10-K
For the Annual Period Ending December 31, 2020

2 |

Delek US Holdings, Inc. is a registrant pursuant to the Securities Act of 1933 and is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "DK." Effective July 1, 2017, we acquired the outstanding common stock of Alon USA Energy, Inc. ("Alon") (the "Delek/Alon Merger", as further discussed in Note 3 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K), resulting in a new post-combination consolidated registrant renamed as Delek US Holdings, Inc.
Unless otherwise noted or the context requires otherwise, the terms "we," "our," "us," "Delek" and the "Company" are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries for all periods presented. Our business consists of three operating segments: refining, logistics and retail.
As of December 31, 2020, we owned an 80.0% limited partner interest as well as a non-economic general partner interest in Delek Logistics Partners, LP ("Delek Logistics"), a publicly-traded master limited partnership that we formed in April 2012. By virtue of the Delek/Alon Merger, we acquired an 81.6% limited partner interest as well as a non-economic general partner interest in Alon USA Partners, LP (the "Alon Partnership"), then a publicly-traded limited partnership. On February 7, 2018, we acquired the remaining outstanding units in the Alon Partnership.
Statements in this Annual Report on Form 10-K, other than purely historical information, including statements regarding our plans, strategies, objectives, beliefs, expectations and intentions are forward-looking statements. Forward-looking statements include, among other things, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the outbreak of COVID-19 and its development into a pandemic in March 2020 (the "COVID-19 Pandemic" or the "Pandemic") and the actions of members of the Organization of Petroleum Exporting Countries (“OPEC”) and other leading oil producing countries (together with OPEC, “OPEC+”) with respect to oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, including those discussed below and in Item 1A. Risk Factors, which may cause actual results to differ materially from the forward-looking statements. See also "Forward-Looking Statements" included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
See the “Glossary of Terms” beginning on page 4 of this Annual Report on Form 10-K for definitions of certain business and industry terms used herein.
Available Information
Our Internet website address is www.DelekUS.com and Twitter account is @DelekUSHoldings. Information contained on our website is not part of this Annual Report on Form 10-K. Our reports, proxy and information statements, and any amendments to such documents are filed electronically with the Securities and Exchange Commission (“SEC”) and are available on our Internet website in the “Investor Relations” section (ir.delekus.com), free of charge, as soon as reasonably practicable after we file or furnish such material to the SEC. We also post our Governance Guidelines, Code of Business Conduct & Ethics and the charters of our Board of Directors’ committees in the “Corporate Governance” section of our website, accessible by navigating to the “About Us” section on our Internet website. We will provide any of these documents to any stockholder that makes a written request to the Corporate Secretary, Delek US Holdings, Inc., 7102 Commerce Way, Brentwood, Tennessee 37027.

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

4 |

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

5 |

Glossary of Terms

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

6 |

Summary of Risk Factors
Summary of Risk Factors
An investment in us involves a high degree of risk. Numerous factors, including those discussed below in Item 1A. Risk Factors, may limit our ability to successfully execute our business and growth strategies. You should carefully consider all of the information set forth and incorporated by reference in this Annual Report in deciding whether to invest in the Company. Among these important risks are the following:
•A substantial or extended decline in refining margins would reduce our operating results and cash flows and could materially and adversely impact our future rate of growth and the carrying value of our assets.
•The current COVID-19 Pandemic, any related subsequent waves of the COVID-19 Pandemic or an additional regional or global disease outbreak, and certain developments in the global oil markets have had, may continue to have, or may have an adverse impact on our business, our future results of operations and our overall financial performance.
•We have suspended our quarterly dividend and cannot assure you when we will declare dividends in the future.
•We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future laws, regulations and other requirements could significantly increase our costs of doing business, thereby adversely affecting our profitability.
•The availability and cost of RINs and other required credits could have a material adverse effect on our financial condition and results of operations.
•Increased supply of and demand for alternative transportation fuels, increased fuel economy standards and increased use of alternative means of transportation could lead to a decrease in transportation fuel prices and/or a reduction in demand for petroleum-based transportation fuels.
•Competition in the industries and segments in which we do business is intense and an increase in competition, loss of market share, or pressure to reduce prices could adversely affect our earnings and profitability.
•We may seek to diversify and expand our retail fuel and convenience store operations, which may present operational and competitive challenges.
•Decreases in commodity prices may lessen our borrowing capacities, increase collateral requirements for derivative instruments or cause a write-down of inventory.
•A terrorist attack on our assets, or threats of war or actual war, may hinder or prevent us from conducting our business.
•Legislative and regulatory measures to address climate change and GHG emissions could increase our operating costs or decrease demand for our refined products.
•Increasing attention to environmental, social and governance matters may impact our business, financial results or stock price.
•We are particularly vulnerable to disruptions to our refining operations because our refining operations are concentrated in four facilities. Our operations are subject to business interruptions and casualty losses. Failure to manage risks associated with business interruptions and casualty losses could adversely impact our operations, financial condition, results of operations and cash flows.
•The costs, scope, timelines and benefits of our refining projects may deviate significantly from our original plans and estimates.
•We depend upon our logistics segment for a substantial portion of the crude oil supply and refined product distribution networks that serve our Tyler, Big Spring and El Dorado refineries. Interruptions or limitations in the supply and delivery of crude oil, or the supply and distribution of refined products, may negatively affect our refining operations and inhibit the growth of our refining operations.
•We are subject to risks associated with significant investments in the Permian Basin.
•We have made investments in joint ventures which subject us to additional risks, over which we do not have full control and which have unique risks.
•Our retail segment is dependent on fuel sales, which makes us susceptible to increases in the cost of gasoline and interruptions in fuel supply.
•General economic conditions may adversely affect our business, operating results and financial condition.
•The termination or expiration of, or periodic price adjustment settlements in, the J. Aron & Company ("J. Aron") Supply and Offtake Agreements could have a material adverse effect on our liquidity.
•If there is negative publicity concerning our brand names or the brand names of our suppliers, fuel and merchandise sales in our retail segment may suffer.
•Wholesale cost increases, vendor pricing programs and tax increases applicable to tobacco products, as well as campaigns to discourage their use, could adversely impact our results of operations in our retail segment.
•Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.
•We may not be able to successfully execute our strategy of growth through acquisitions.

7 |

Summary of Risk Factors
•Acquisitions involve risks that could cause our actual growth or operating results to differ adversely compared with our expectations.
•Our future results will suffer if we do not effectively manage our expanded operations.
•We may incur significant costs and liabilities with respect to investigation and remediation of environmental conditions at our facilities.
•We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations.
•An increase in the price of feedstocks, or an increase in competition, and/or reduction in demand in the markets in which we purchase feedstocks and sell our refined products, could increase our costs and/or lower prices and adversely affect our cost structure, sales and profitability.
•Compliance with and changes in tax laws could adversely affect our performance.
•Adverse weather conditions or other unforeseen developments could damage our facilities, reduce customer traffic and impair our ability to produce and deliver refined petroleum products or receive supplies for our retail fuel and convenience stores.
•Our operating results are seasonal and generally lower in the first and fourth quarters of the year for our refining and logistics segments and in the first quarter of the year for our retail segment. We depend on favorable weather conditions in the spring and summer months.
•A substantial portion of the workforce at our refineries is unionized, and we may face labor disruptions that would interfere with our operations.
•We rely on information technology in our operations, and any material failure, inadequacy, interruption, cyber-attack or security failure of that technology could harm our business.
•If we lose any of our key personnel, our ability to manage our business and continue our growth could be negatively impacted.
•If we are, or become, a United States real property holding corporation, special tax rules may apply to a sale, exchange or other disposition of common stock, and non-U.S. holders may be less inclined to invest in our stock, as they may be subject to United States federal income tax in certain situations.
•Loss of or reductions to tax incentives for biodiesel production may have a material adverse effect on earnings, profitability and cash flows relating to our renewable fuels facilities.
•The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.
•Stockholder activism may negatively impact the price of our common stock, results of operations, financial conditions, and cash flows.
•Future sales of shares of our common stock could depress the price of our common stock, and could result in substantial dilution to our stockholders.
•We depend upon our subsidiaries for cash to meet our obligations and pay any dividends.
•The stockholder rights plan adopted by our Board of Directors may impair an attempt to acquire control of Delek.
•Provisions of Delaware law and our organizational documents may discourage takeovers and business combinations that our stockholders may consider in their best interests, which could negatively affect our stock price.
•Changes in our credit profile could affect our relationships with our suppliers, which could have a material adverse effect on our liquidity and our ability to operate our refineries at full capacity.
•Our commodity and interest rate derivative activity may limit potential gains, increase potential losses, result in earnings volatility and involve other risks.
•We are exposed to certain counterparty risks which may adversely impact our results of operations.
•From time to time, our cash and credit needs may exceed our internally generated cash flow and available credit, and our business could be materially and adversely affected if we are not able to obtain the necessary cash or credit from financing sources.
•Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.
•Our debt agreements contain operating and financial restrictions that might constrain our business and financing activities.
•Fluctuations in interest rates could materially affect our financial results.
•We may refinance a significant amount of indebtedness and otherwise require additional financing; we cannot guarantee that we will be able to obtain the necessary funds on favorable terms or at all.
•We recorded goodwill and other intangible assets that could become impaired and result in material non-cash charges to our results of operations in the future.

8 |

Business and Properties
PART I
ITEMS 1 and 2.    BUSINESS and PROPERTIES
Company Overview
We are an integrated downstream energy business focused on petroleum refining ("Refining" or our "refining segment"), the transportation, storage and wholesale distribution of crude oil, intermediate and refined products ("Logistics" or our "logistics segment") and convenience store retailing ("Retail" or our "retail segment"). Delek US Holdings, Inc., a Delaware corporation formed in 2016 (a successor to the original Delek US Holdings, Inc. which was a Delaware corporation originally formed in 2001), operates through its consolidated subsidiaries, which include Delek US Energy, Inc. (and its subsidiaries) ("Delek Energy") and Alon USA Energy, Inc. ("Alon" as previously defined) (and its subsidiaries).
The following map outlines the geography of our integrated downstream energy structure as of December 31, 2020:

Refining	Logistics	Retail
302,000 barrels per day ("bpd") total capacity:	10 terminals	253 stores as of December 31, 2020
Tyler, TX	Approximately 1,570 miles of pipeline (1)	Southwest U.S. locations
El Dorado, AR	10.2 million barrels of storage capacity	Primary source of fuel is Big Spring, TX refinery
Big Spring, TX	Crude oil pipeline joint ventures:
Krotz Springs, LA	Red River Pipeline Company LLC
WTI primary crude oil supply - 260,000 bpd	Caddo Pipeline LLC
Biodiesel facilities with 40 million gallons total annual capacity:	Andeavor Logistics RIO Pipeline LLC
Crossett, AR	West Texas wholesale:
Cleburne, TX	Sale of refined products through terminals
New Albany, MS
(1)    Includes approximately 240 miles of leased capacity.

9 |

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

Other Revenue Sources:	sales of wholesale products in the West Texas market
Owned or Leased Pipeline Capacities (in approximate miles):
Crude oil transportation pipelines	400
Refined product pipelines	450
Crude oil gathering system (1)	900
Other Logistics Assets/Facilities:
Gathering system crude oil capacity, intermediate and refined products storage tanks	Approximately 10.2 million barrels of active shell capacity
Other storage tanks	various other storage tanks located at our terminals
Terminals	operates ten light product distribution terminals located in Tennessee, Texas, Oklahoma and Arkansas
Joint venture investments	strategic investments in pipelines/pipeline systems servicing various areas including the Permian Basin
(1) In addition to the 700-mile crude oil gathering system, our logistics segment is also managing construction of the approximately 250-mile gathering system in the Permian Basin connecting to our Big Spring, Texas terminal and will operate the gathering system as it is completed. As of December 31, 2020, approximately 178 miles of the gathering system were completed and operational. See further discussion in our 'Recent Strategic Developments' section below.

10 |

Business and Properties

Retail Segment
Number of Stores at December 31, 2020 (owned and leased):	253
Geographic Areas Served:	Central and West Texas and New Mexico
Branding:	Delek (under "DK") and Alon branding on certain locations which will continue to increase as we re-brand existing 7-Eleven locations (1)
Fuel Offerings at Retail Locations:	various grades of gasoline and diesel under the DK or Alon brand name, primarily sourced by our Big Spring refinery
Merchandise Offerings at Convenience Store Retail Locations:	food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders
(1) In November 2018, we terminated a license agreement with 7-Eleven, Inc. and must remove all 7-Eleven branding on a store-by-store basis by December 31, 2023. Merchandise at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed at each convenience store site. As of December 31, 2020, we had removed the 7-Eleven brand name at 57 of our store locations.

Significant Acquisitions and Dispositions
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
Significant Acquisitions
Effective July 1, 2017, we acquired all of the outstanding stock of Alon. See further discussion in Note 3 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The Delek/Alon Merger continues to have a significant impact on our revenue and profitability as well as earnings per share, our net asset position, our purchasing position in the marketplace, our footprint in the refining industry, especially in the Gulf Coast Region and Permian Basin, and our ability to secure financing.
Below is a tabular summary of our most recent significant acquisitions, including the Delek/Alon Merger:

Date	Acquired Company/Assets	Acquired From	Approximate Purchase Price(1)

July 2017	Purchased the remaining approximately 53% ownership in Alon that Delek did not already own, in an all-stock transaction.	Shareholders of Alon USA Energy, Inc.	$530.7 million
February 2018	Purchased the remaining 18.4% ownership in the Alon Partnership that Delek did not already own, in an all-equity transaction.	LP unit holders of Alon USA Partners, LP	$184.7 million
May 2019	Acquired a 33% membership interest in Red River Pipeline Joint Venture.	Plains Pipeline, L.P.	$124.7 million
July 2019	Acquired a 15% membership interest in Wink to Webster ("WWP") Joint Venture. (2)	Wink to Webster Pipeline LLC	$145.6 million
(1)Includes amounts paid through the date of this Annual Report on Form 10-K, excluding transaction costs. Excludes future commitments on the WWP Joint Venture, where total capital investments are expected to be $340 million to $380 million by the time construction of the pipeline is completed.
(2)On February 21, 2020, we, through our wholly-owned direct subsidiary Delek Energy, entered into the W2W Holdings LLC Agreement ("HoldCo LLC Agreement") with MPLX Operations LLC ("MPLX") (collectively, with its wholly-owned subsidiaries, the "WWP Project Financing Joint Venture" or the "WWP Project Financing JV"). In connection with the arrangement, both Delek Energy and MPLX contributed their respective 15% ownership interests to the WWP Project Financing JV as collateral for and in service of the related project financing. See further discussion in Note 7 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Significant Dispositions
Sale of Bakersfield Non-Operating Refinery
On May 7, 2020, we sold our equity interests in Alon Bakersfield Property, Inc., an indirect wholly-owned subsidiary that owns our non-operating refinery located in Bakersfield, California, to a subsidiary of Global Clean Energy Holdings, Inc. (“GCE”) for total cash consideration of $40.0 million. GCE intends to repurpose the refinery into a renewable diesel plant. As part of the transaction, GCE granted a call option to Delek to acquire up to a 33 1/3% limited member interest in the acquiring subsidiary of GCE for $400 per unit (up to $13.3 million), subject to certain adjustments. Such option is exercisable by Delek through the 90th day after GCE demonstrates commercial operations, as contractually defined. See further discussion in Note 4 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

11 |

Business and Properties
Recent Strategic Developments
Midstream Investments
In 2019, we made the following strategic midstream investments in pipeline joint ventures, which provided for returns on completed and operational segments and is expected to provide increasing returns in future years, as planned expansions and construction projects are completed.
•In May 2019, Delek Logistics acquired a 33% membership interest in Red River Pipeline Company LLC (the "Red River Pipeline Joint Venture") which initially had pipeline capacity of 150,000 bpd, and which completed a planned expansion to 235,000 bpd with operations commencing October 1, 2020.
•Additionally, in July 2019, we acquired a 15% ownership interest in Wink to Webster Pipeline LLC (the "WWP Joint Venture"), which we subsequently contributed to a non-recourse financing joint venture with MPLX (who likewise contributed their 15% interest in the WWP Joint Venture) (the "WWP Project Financing JV") effective February 21, 2020, in exchange for a 50% interest in the WWP Project Financing JV. The WWP Joint Venture is constructing and will operate a crude oil pipeline system from Wink, Texas to Webster, Texas along with certain pipelines from Webster, Texas to other destinations in the Texas Gulf Coast area that are expected to span approximately 650 miles at completion. Construction of the crude oil pipeline system remains on schedule, and the main segment of the pipeline system commenced operations in the fourth quarter of 2020, with additional segments expected to be placed in service throughout 2021.
See further discussion in Note 7 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Additionally, since the Delek/Alon Merger and through 2019, we have also focused efforts on developing a 250-mile gathering system in the Permian Basin with existing connectivity to our Big Spring, Texas refinery as well as a third party pipeline system accessing Colorado City and future direct connectivity to Midland, Texas ("Midland") (the "Big Spring Gathering System"). This gathering system provides Delek with access to crude directly from wellheads which we expect to provide improvement in refining performance and cost structure while also providing a foundation for continuing to build new midstream income sources. As of December 31, 2019, approximately 178 miles of the gathering system were completed and operational. Effective March 31, 2020, we sold the Big Spring Gathering System to Delek Logistics, which allowed us to integrate the operation of the system into our logistics segment and enhance our return from our controlling ownership in Delek Logistics. See further discussion in Note 6 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Finally, on August 13, 2020, we completed a transaction with Delek Logistics to eliminate the incentive distribution rights ("IDRs") held by Delek through our general partner interest, and convert our 2.0% economic general partner interest into a non-economic general partner interest in exchange for total consideration consisting of $45.0 million cash and 14.0 million newly issued common limited partner units (the "IDR Simplification"). In August 2020, Delek Logistics filed a shelf registration statement to register our 14.0 million newly issued common limited partner units providing the option to divest them under the registration statement. These registered units provide another key potential source of liquidity for Delek and provides us the opportunity to monetize our investment when strategic opportunities arise.
Asset Optimization
During 2020, we continued executing on our strategy of divesting non-strategic or underperforming assets. After making significant divestitures of underperforming stores in Retail during 2019, in 2020 we focused on divesting our remaining non-operating refinery located in Bakersfield, California. As a result, on May 7, 2020, we sold our equity interests in our non-operating refinery located in Bakersfield to a subsidiary of Global Clean Energy Holdings, Inc. (“GCE”) for total cash consideration of $40.0 million and resulting in a realized gain on the sale of $56.8 million. Additionally, as part of the transaction, we received a call option to acquire up to a 33 1/3% limited member interest in GCE's acquiring subsidiary, which intends to repurpose the refinery into a renewable diesel plant, for $400 per unit (up to $13.3 million), subject to certain adjustments. Such option is exercisable by Delek through the 90th day after GCE demonstrates commercial operations, as contractually defined. See further discussion in Note 4 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Operating in the COVID-19 Pandemic Environment
During the year ended December 31, 2020, and without losing focus on our core business operations, managing risk and operational challenges in the COVID-19 Pandemic economic environment became our most critical focus. Like others in our industry, Delek experienced the impact on demand and pricing of these unprecedented conditions, most notably in our refining segment, and our 2020 results reflect the impact of decreased demand combined with decreased crack spreads. Cost control and ensuring adequate and alternative available sources of liquidity became paramount, and so one of our first areas of focus was to significantly cut back our original planned capital expenditures. Shifting our focus away from capital growth projects also provided us with the opportunity to focus our team's considerable efforts and talent on process improvement initiatives, cost control measures, and opportunities for innovation. As a result, we have implemented new technologies, processes and other changes that are already having a positive effect on safety (e.g., we now have more structured safety protocols), our costs (e.g., operating expenses significantly declined in the fourth quarter 2020 compared to the prior year quarter), and our operational effectiveness (e.g., our cost and contractor management process and system improvements are positively impacting our ability to monitor and manage our capital expenditures). Additionally, we expect these changes to continue helping us mitigate ongoing risks and economic impacts

12 |

Business and Properties
of the Pandemic, and to provide a more solid operational foundation as we look forward to an economic recovery.
Additionally, the economic effects of the Pandemic on our sector and on the market in general has caused us to consider how we manage liquidity and capital resources to ensure operational continuity and sustainability. Our ability to manage our liquidity and capital resources successfully, and to instill confidence about our continued ability to do so, is of critical importance to our shareholders as they make investment decisions, as well as to our other stakeholders, in this period of historical levels of uncertainty. For these reasons, more than ever, we are not only very focused on liquidity and capital resources, we also are committed to transparency around our efforts and strategies in this area. Some of our principal areas of focus during 2020 included the following:
•suspension of non-critical capital expenditures;
•a comprehensive cost reduction initiative that involved significant process improvements;
•continued focus on managing collections of receivables and monitoring the credit worthiness of customers;
•completion of divestiture and dropdown transactions that generated cash and value;
•suspension of our stock repurchase program and dividend payments;
•pursuing extensions and expansions of available capital resources with existing lenders/partners; and
•monitoring market conditions for other capital sources and opportunities including (but not limited to):
◦evaluating the potential sale of some of our interest in Delek Logistics common limited partner units;
◦asset monetization through product financings;
◦consideration of sale-leaseback opportunities; and
◦evaluating the potential for new debt and equity offerings.
As a result of our efforts, we believe we have maintained a strong cash position with capital resources flexibility that positions us well as we look forward to an expected economic recovery from the Pandemic, where crack spread forecasts and forward curves indicate the market's expectation for significant recovery in 2022 and stabilization by 2023.
See further discussion regarding our specific Strategic Goals and Recent Developments in the 'Executive Summary and Strategic Overview' section located in Item 7. Management's Discussion and Analysis, of this Annual Report on Form 10-K. Additionally, see also our "Liquidity and Capital Resources' section, also located in Item 7. Management's Discussion and Analysis, of this Annual Report on Form 10-K.

13 |

Business and Properties
Information About Our Segments
Delek operates in three reportable operating segments: the refining segment, the logistics segment and the retail segment, which are discussed below. Additional segment and financial information is contained in our segment results included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 4, Segment Data, of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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
Refining System Feedstock Purchases
We purchase more crude oil than our refineries process, generally through a combination of long-term acreage dedication agreements and short-term crude oil purchase agreements. This provides us with the opportunity to optimize the supply cost to the refineries while also maximizing the value of the volumes purchased directly from oil producers. The majority of the crude oil we purchase is sourced from inland domestic sources, primarily in areas of Texas, Arkansas, and Louisiana, although we can also purchase crude delivered via rail from other regions, including Oklahoma and Canada. Existing agreements with third-party pipelines and Delek Logistics allow us to deliver approximately 180,000 bpd of crude oil from West Texas (principally Midland) directly to our refineries. Typically, approximately 260,000 bpd of the crude oil we deliver to our four operating refineries is priced as a differential to the price of West Texas Intermediate (“WTI”) crude oil. In most cases, the differential is established in the month prior to the month in which the crude oil is delivered to the refineries for processing.
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

14 |

Business and Properties

Tyler Refinery
Our Tyler refinery has a nameplate crude throughput capacity of 75,000 bpd, and is designed to process mainly light, sweet crude oil, which is typically a higher quality of crude than heavier sour crude. Its property consists of approximately 600 contiguous acres of land that we own in Tyler, Texas and adjacent areas, of which the main plant and associated tank farms adjacent to the refinery sit on approximately 100 acres. Additionally, it has access to crude oil pipeline systems that allow us access to East Texas, West Texas and, to a limited extent, the Gulf of Mexico and foreign crude oil. Most of the crude supplied to the Tyler refinery is delivered by third-party pipelines and through pipelines owned by our logistics segment.
The charts below set forth information concerning crude oil received based on purchases at the Tyler refinery for the years ended December 31, 2020, 2019 and 2018:

Major processes at our Tyler refinery include crude distillation, vacuum distillation, naphtha reforming, naphtha and diesel hydrotreating, fluid catalytic cracking, alkylation, and delayed coking. The Tyler refinery has a Complexity Index of 8.7.
The chart below sets forth information concerning the throughput at the Tyler refinery:

The Tyler refinery primarily produces two grades of gasoline (E10 premium 93 and E10 regular 87), as well as aviation gasoline, and also offers both E-10 and biodiesel blended products.. Diesel and jet fuel products produced at the Tyler refinery include military specification jet fuel, commercial jet fuel and ultra-low sulfur diesel. In addition to higher-value gasoline and distillate fuels, the Tyler refinery produces small quantities of propane, refinery grade propylene and butanes, petroleum coke, slurry oil, sulfur and other blendstocks. The Tyler refinery produces both low-sulfur gasoline and ultra-low sulfur diesel fuel, both on-road and off-road, pursuant to the current EPA clean fuels standards.

15 |

Business and Properties
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
Taking into account the Tyler refinery's crude and refined product slate, as well as the refinery's location near the Gulf Coast Region, we apply the Gulf Coast 5-3-2 crack spread to calculate the approximate refined product margin resulting from processing one barrel of crude oil into three-fifths barrel of gasoline and two-fifths barrel of low sulfur diesel.

El Dorado Refinery
Our El Dorado refinery has a nameplate crude throughput capacity of 80,000 bpd, and is designed mainly to process a wide variety of crude oil, ranging from light sweet to heavy sour. The refinery site consists of approximately 460 acres of land that we own in El Dorado, Arkansas, of which the main plant and associated tank farms adjacent to the refinery sit on approximately 335 acres, and is the largest refinery in Arkansas, representing more than 90% of state-wide refining capacity. The refinery receives crude by several delivery points, including from local sources as well as other third-party pipelines that connect directly into Delek Logistics' El Dorado Pipeline System, which runs from Magnolia, Arkansas, to the El Dorado refinery (the "El Dorado Pipeline System"), and rail at third-party terminals. We also purchase crude oil for the El Dorado refinery from inland sources in East and West Texas, as well as in south Arkansas and north Louisiana through a crude oil gathering system owned and operated by Delek Logistics (the "SALA Gathering System").
The charts below set forth information concerning crude oil received at the El Dorado refinery for the years ended December 31, 2020, 2019 and 2018:

16 |

Business and Properties
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

17 |

Business and Properties

Big Spring Refinery
Our Big Spring refinery has a nameplate crude throughput capacity of 73,000 bpd and is located on 1,306 acres of land that we own in the Permian Basin in West Texas. The main plant and associated tank farms adjacent to the refinery sit on approximately 330 acres. It is the closest refinery to Midland, which allows us to efficiently source West Texas Sour ("WTS") and WTI Midland crude. Additionally, the Big Spring refinery has the ability to source locally-trucked crude as well as crude locally gathered from our own developing gathering system, which enables us to better control quality and eliminate the cost of transporting the crude supply from Midland.
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
The charts below set forth information concerning crude oil received at the Big Spring refinery for the years ended December 31, 2020, 2019 and 2018:

Major processes at our Big Spring refinery include crude distillation, vacuum distillation, naphtha reforming, naphtha and diesel hydrotreating, aromatic extraction, propane de-asphalting, fluid catalytic cracking, and alkylation. The Big Spring refinery has a Complexity Index of 10.5.
The chart below sets forth information concerning the throughput at the Big Spring refinery for the years ended December 31, 2020, 2019 and 2018:

18 |

Business and Properties
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
The chart below sets forth information concerning the Big Spring refinery's production slate for the year ended December 31, 2020, 2019 and 2018:

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

19 |

Business and Properties
The charts below set forth information concerning crude oil received at the Krotz Springs refinery for the years ended December 31, 2020, 2019 and 2018:

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
The chart below sets forth information concerning the throughput at the Krotz Springs refinery for the years ended December 31, 2020, 2019 and 2018:

The Krotz Springs refinery produces CBOB 84 grade gasoline as well as high sulfur diesel, light cycle oil, jet fuel, petrochemical feedstocks, LPG and slurry oil. The Krotz Springs refinery produces low-sulfur gasoline, pursuant to the current EPA clean fuels standards.

20 |

Business and Properties
The chart below sets forth information concerning the Krotz Springs refinery's production slate for the years ended December 31, 2020, 2019 and 2018:

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

Logistics Segment
Overview
Our logistics segment consists of Delek Logistics, a publicly-traded master limited partnership, and its subsidiaries. Our consolidated financial statements include its consolidated financial results. As of December 31, 2020, we owned an 80.0% limited partner interest in Delek Logistics, consisting of 34,745,868 common limited partner units, and the non-economic general partner interest. Delek Logistics is a variable interest entity as defined under United States generally accepted accounting principles ("GAAP"). Intercompany transactions with Delek Logistics and its subsidiaries are eliminated in our consolidated financial statements.

21 |

Business and Properties
Our logistics segment generates revenue by charging fees for gathering, transporting, offloading and storing crude oil; for storing intermediate products and feedstocks; for distributing, transporting and storing refined products; and for wholesale marketing. A majority of Logistics' existing assets are both integral to and dependent on the successful operation of Refining's assets, as our logistics segment gathers, transports and stores crude oil, and markets, distributes, transports and stores refined products in select regions of the southeastern United States and East Texas primarily in support of the Tyler and El Dorado refineries, and in Central and West Texas and New Mexico, primarily in support of the Big Spring refinery. In addition, the logistics segment also provides crude oil, intermediate and refined products transportation services for, and terminalling and marketing services to, third parties primarily in Texas, New Mexico, Tennessee and Arkansas.
The following provides an overview of our logistics segment assets and operations:

Cushing
Hewitt
RED RIVER
Nashville
Brentwood
Knoxville
Little Rock
Memphis
SALA GATHERING SYSTEM
El Dorado
Magnolia
AR
LA
Big Springs
Colorado City
Abilene
Fort Worth
Dallas
Shreveport
CADDO
Tyler
Longview
Monroe
RIO
Midland
Rio State Line Terminal
Waco
PALINE PIPELINE
Krotz Spring
New Orleans
Beaumont
EAST TEXAS LOGISTICS SYSTEM
Greenville
Mt. Pleasant
Big Sandy
Kilgore
Henderson
PALINE
DELEK LOGISTICS (DKL)
Product Terminal
Product Tank Farm
Product Pipeline
Corporate Headquarters
Crude Tank Farm
Crude Pipeline
Joint Venture Crude Pipeline
THIRD-PARTY ASSETS
Enterprise Pipeline (Product)
Delek US Refinery
Product Terminal

The logistics segment network includes the following locations/properties:

Terminal Locations	Pipelines (owned or leased)	Storage Tanks Locations
Tennessee	Louisiana and Arkansas	Tennessee
Nashville	SALA Gathering System	Nashville
Memphis	El Dorado Pipeline System	Memphis
Texas	Magnolia Pipeline System	Arkansas
Tyler	Tennessee	North Little Rock
Big Sandy	Memphis Pipeline	El Dorado
San Angelo	Texas	Texas
Abilene	Paline Pipeline System	Tyler
Mount Pleasant	McMurrey Pipeline System	Greenville
Arkansas	Nettleton Pipeline	Big Sandy
North Little Rock	Tyler-Big Sandy Product Pipeline	Big Spring
El Dorado	Greenville-Mount Pleasant Pipeline	San Angelo
Oklahoma	Big Spring Pipeline (and adjacent pipelines)	Abilene
Duncan		Mount Pleasant

22 |

Business and Properties
All of the above properties/assets are located on real property owned by Delek. Additionally, all of the pipeline systems set forth above run across fee owned land, leased land, easements and rights-of-way. The logistics segment also owns a fleet of trucks and trailers used to transport crude oil, asphalt and other hydrocarbon products.

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
Logistics Segment - Pipelines and Transportation
The logistics segment's pipelines and transportation business owns or leases capacity on approximately 400 miles of operable crude oil transportation pipelines, approximately 450 miles of refined product pipelines, an approximately 900-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 10.2 million barrels of active shell capacity. These assets are primarily divided into the following operating systems:
•the El Dorado Pipeline System, which transports crude oil to, and refined products from the El Dorado Pipeline System;
•the SALA Gathering System, which gathers and transports crude oil production in southern Arkansas and northern Louisiana, primarily for the El Dorado refinery;
•the Paline Pipeline System, which primarily transports crude oil from Longview, Texas to third-party facilities in Nederland, Texas;
•the East Texas Crude Logistics System, which currently transports a portion of the crude oil delivered to the Tyler refinery (the "East Texas Crude Logistics System");
•the Tyler-Big Sandy Product Pipeline, which is a pipeline between the Tyler refinery and the Big Sandy Terminal;
•the Tyler Tanks;
•the El Dorado Tanks;
•the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility;
•the North Little Rock Tanks;
•the El Dorado Rail Offloading Racks;
•the Tyler Crude Tank;
•the Memphis Pipeline;
•the Big Spring Pipeline;
•Big Spring Truck Unloading Station;
•Big Spring Tanks; and
•Big Spring Gathering Assets
In addition to these operating systems, the logistics segment owns or leases approximately 264 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.
Joint Ventures
The logistics segment owns a portion of three joint ventures (accounted for as equity method investments) that have logistics assets, which serve third parties and the refining segment. These assets include the following:

23 |

Business and Properties

JV Name	Ownership Interest	Description
RIO Pipeline	33%
Joint venture operates a 109-mile crude oil pipeline with a capacity of 120,000 bpd, that originates in north Loving County, Texas near the Texas-New Mexico border and terminates in Midland, Texas ("RIO Pipeline")

Caddo Pipeline	50%	Joint venture operates an 80-mile crude oil pipeline with a capacity of 80,000 bpd that originates in Longview, Texas, with destinations in the Shreveport, Louisiana area ("Caddo Pipeline")
Red River Pipeline	33%	Joint venture operates a 16-inch crude oil pipeline between Cushing, Oklahoma and Longview, Texas with prior capacity of 150,000 bpd and increased capacity of 235,000 bpd after completion of the expansion project in October 2020 ("Red River Pipeline")

Logistics Segment Supply Agreement
As of January 1, 2018, Delek Logistics purchased products from Delek and third parties at our Abilene and San Angelo terminals. To facilitate these purchases, Delek Logistics constructed a pipeline into our Abilene Terminal to receive product from the pipeline owned by Holly Energy Partners, L.P. (NYSE: HEP) through which Delek shipped product that was produced at the Big Spring Refinery. Delek Logistics is currently constructing a connection to a Magellan Midstream Partners, L.P. ("Magellan") pipeline that will allow Magellan to supply our Abilene and San Angelo terminals with product transported from the Gulf Coast. Delek Logistics also has active connections to the Magellan Orion Pipeline that enable us to ship product to our terminals and to acquire product from other shippers. Products purchased from Delek are generally based on daily market prices at the time of purchase limiting exposure to fluctuating prices. Products purchased from third parties are generally based on market prices at the time of purchase requiring price hedging risk management activities between the time of purchase and sale. Existing price risk hedging programs have been adjusted to correspond to the volume of product purchased from third parties.
Logistics Segment Operating Agreements With Delek
Delek Logistics has a number of long-term, fee-based commercial agreements with Delek and its subsidiaries that, among other things, establish fees for certain administrative and operational services provided by Delek and its subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial agreements for Delek Logistics to provide certain pipeline transportation, terminal throughput, finished product marketing and storage services to Delek. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek. The current terms for agreements effective in November 2012 extend through March 2024. In the case of the marketing agreement with Delek, the initial term has been extended through 2026. Each of these agreements requires Delek or a Delek subsidiary to pay for certain minimum volume commitments or certain minimum storage capacities. Delek Logistics also entered into an agreement to manage the construction of the 250-mile gathering system in the Permian Basin connecting to our Big Spring, Texas terminal and to operate the gathering system as it is completed. The majority of the gathering system has been constructed, however, additional costs pertaining to a pipeline connection continue to be incurred and are still subject to the terms of the agreement. That agreement extends through December 2022.
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

24 |

Business and Properties
Logistics Segment Activity
The following table summarizes our activity in the wholesale marketing and terminalling portion of our logistics segment:

Wholesale Marketing and Terminalling
	Year Ended December 31,
	2020	2019	2018
Operating Information: Throughputs (average bpd)
West Texas marketing	11,264	11,075	13,323
Terminalling(1)	147,251	160,075	161,284
East Texas marketing	71,182	74,206	77,487
Big Spring marketing(2)	76,345	82,695	81,117
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

The following table summarizes our most significant activity in the pipelines and transportation portion of our logistics segment:

Pipelines and Transportation
	Year Ended December 31,
	2020	2019	2018
Operating Information: Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	74,179	49,485	51,992
Refined products pipelines to Enterprise Pipelines Systems	53,702	37,716	45,728
SALA Gathering System	13,466	15,325	16,571
East Texas Crude Logistics System	15,960	19,927	15,696
Big Spring Gathering System (1)	82,817	—	—
Plains Connection System (1)	104,770	—	—
(1) Throughputs for the Big Spring Gathering System and the Plains Connection System are for approximately 275 days we owned the assets following the Big Spring Gathering Assets Acquisition effective March 31, 2020.

Retail Segment
Overview
Delek's retail segment includes the operations of owned and leased convenience store sites as described below:

Retail Segment Properties/Locations
Number of Stores (owned and leased) (1)	253
Number of Leased Locations (1)	112
Minimum Lease Payments Due 2021 (in millions) (1)	$7.2
Fuel Offerings	Various grades of gasoline and diesel under the DK or Alon brand names
Merchandise Offerings	Food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public
Convenience Store Branding (2)	Delek (under "DK") and Alon branding on certain locations which will continue to increase as we re-brand existing 7-Eleven locations
Locations	Central and West Texas and New Mexico
(1) As of December 31, 2020.
(2)    In November 2018, we terminated a license agreement with 7-Eleven, Inc. and must remove all 7-Eleven branding on a store-by-store basis by December 31, 2023. See further discussion below.

25 |

Business and Properties
We believe that we have established strong market presence in the major retail markets in which we operate. Our retail strategy employs localized marketing tactics that account for the unique demographic characteristics of each region that we serve. We introduce customized product offerings and promotional strategies to address the unique tastes and preferences of our customers on a market-by-market basis. Furthermore, we are actively implementing strategic initiatives to optimize our performance across our retail stores and reduce our reliance on external brand recognition, while developing and optimizing the use of our own brands and evaluating retail opportunities in current and emerging geographic and strategic markets. As a result of these efforts, in November 2018, we terminated a license agreement with 7-Eleven, Inc. This agreement was amended in January 2021 to extend the date required for the removal of all 7-Eleven branding on a store-by-store basis to December 31, 2023. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the termination. As of December 31, 2020, we had removed the 7-Eleven brand name at 57 of our store locations. Additionally, we closed or sold 46 under-performing or non-strategic store locations since our initiative began in fourth quarter 2018.
Fuel Operations
For the year ended December 31, 2020 fuel revenues were 52.5% of total net sales for our retail segment.
The following table highlights certain information regarding our fuel operations for the years ended December 31, 2020, 2019 and 2018:

Fuel Operations
	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Number of fuel stores (end of period)	248	247	271
Average number of fuel stores (during period)	248	259	271
Total fuel revenue (in thousands)	$357,878	$524,866	$571,596
Retail fuel revenues (thousands of gallons)	176,924	214,094	217,118
Average retail gallons per store (based on average number of stores) (thousands of gallons)	715	827	801
Retail fuel margin ($ per gallon)	$0.35	$0.28	$0.24

Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to recent published commodity pricing information.
Merchandise Operations
For the year ended December 31, 2020, our merchandise revenues were 47.5% of total net sales for our retail segment.
The following table highlights certain information regarding our merchandise operations for the years ended December 31, 2020, 2019 and 2018:

Merchandise Operations
	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Number of merchandise stores (end of period)	253	252	279
Average number of merchandise stores (during period)	253	266	295
Merchandise margin percentage	31.0%	30.8%	30.9%
Total merchandise revenues (in thousands)	$323,801	$313,100	$339,000
Average merchandise sales per store (in thousands)	$1,282	$1,177	$1,149

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

26 |

Business and Properties
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
Information Technology
In 2020, we continued our efforts to improve several areas of information technology ("IT"), including infrastructure, security, and enterprise software systems. Much of the effort was dictated by the transition to a remote work operating model due to the COVID-19 Pandemic, resulting in a shift in worker locations and usage patterns. We also worked to improve our business continuity to reduce both recovery time objectives and recovery point objectives. In addition, significant steps were made to consolidate and move toward a consistent, scalable security architecture. We have continued to enhance our cybersecurity posture within both of our IT and Operating Technology and Control Network environments. These efforts, coupled with actions to reduce the number and complexity of systems, are expected to enable growth, maximize our IT investment, and improve our overall security posture in these “new normal” times. Also in 2020, we continued development of an Enterprise Information Management and Master Data Governance vision, intended to increase the efficiency, security, and effectiveness of our data use as a company. Additionally, we continued to leverage our retail experience to improve data assurance and compliance with payment card industry requirements, while adding new functionality to support enhanced store performance reporting and use of advanced retail technologies. Finally, we continued to consistently evaluate and improve the confidentiality, integrity, and availability of our information and technology assets.
Governmental Regulation and Environmental Matters
Rate Regulation of Petroleum Pipelines
The rates and terms and conditions of service on certain of our pipelines are subject to regulation by the Federal Energy Regulatory Commission ("FERC"), under the Interstate Commerce Act (the “ICA”), and by the state regulatory commissions in the states in which we transport crude oil, intermediate and refined products. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate authorities. We also comply with the reporting requirements for these pipelines. Some of our other pipeline systems have received a waiver from application of the FERC's tariff requirements, but comply with other applicable regulatory requirements
The FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA, and its implementing regulations, require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil, intermediate and refined products in interstate commerce, be just and reasonable and non-discriminatory, and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Our tariff rates are typically contractually subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index, the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
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
These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters, which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of, transported, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted, or may result in, changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations. We anticipate that compliance with environmental, health and safety regulations will require us to make nominal capital investments in 2021 and 2022. These estimates do not include amounts related to capital investments that management has deemed to be strategic investments. These amounts could materially change as a result of governmental and regulatory actions.

27 |

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
The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as Superfund, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of our ordinary operations, our various businesses generate waste, some of which falls within the statutory definition of a hazardous substance and some of which may have been disposed of at sites that may require future cleanup under Superfund. At this time, our El Dorado refinery has been named as a minor potentially responsible party at one Superfund site, for which we believe future costs will not be material.
As of December 31, 2020, we have recorded an environmental liability of approximately $112.6 million, primarily related to the estimated probable costs of remediating, or otherwise addressing, certain environmental issues of a non-capital nature at the Tyler, El Dorado, Big Spring and Krotz Springs refineries as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the refineries and terminals prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions.
Approximately $5.2 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in additional remediation liabilities.
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
In 2015, EPA finalized reductions in the National Ambient Air Quality Standard ("NAAQS") for ozone, from 75 ppb to 70 ppb. Our Tyler refinery is located in an area that had the potential to be reclassified as non-attainment with the new standard. However, this area has not been classified as non-attainment with the new standard, so we do not anticipate an impact at our Tyler refinery. If air quality near our facilities worsens in the future or the EPA further reduces the NAAQS levels, it is possible that these area(s) could be reclassified as non-attainment for the new ozone standard which could require Delek to install additional air pollution control equipment for ozone forming emissions in the future. Additionally, the new standard could change the formulation of gasoline we make for use in some areas. We do not believe such capital expenditures, or the changes in our operation, will result in a material adverse effect on our business, financial condition or results of operations.
In December 2020, the EPA designated a portion of Howard County, Texas surrounding the Delek Big Spring Refinery and a neighboring carbon black plant as non-attainment for the sulfur dioxide (SO2) 1-hour primary NAAQS of 75 ppb. The Texas Commission on Environmental Quality (TCEQ) must take steps to control SO2 emissions from industrial facilities in the non-attainment area to bring the area into compliance with the SO2 NAAAS by 2025. The TCEQ has 18 months after the effective date of final non-attainment designation to develop and submit a State Implementation Plan (SIP) to the EPA which demonstrates how they will meet the SO2 standard by 2025. Although, SO2 emissions from the carbon black plant are significantly greater than from the Big Spring Refinery and are the primary cause of SO2 non-attainment, the SIP may require that additional SO2 emission controls are installed at the Big Spring Refinery. Additionally, non-attainment areas are subject to Nonattainment New Source Review (NNSR) which is a permitting program for industrial facilities to ensure that new and modified sources of SO2 emissions do not impede progress toward cleaner air. Delek does not anticipate that SO2 NNSR will significantly impact the Big Spring Refinery.
On December 1, 2015, the EPA published final rules under the Risk and Technology Review provisions of the Clean Air Act to further regulate refinery air emissions through additional New Source Performance Standard ("NSPS") and Maximum Achievable Control Technology requirements. Refineries have up to three years from the effective date of the final rule to come into compliance with certain requirements of the rule, while other aspects of the rule require compliance to be achieved at an earlier date. Additionally, the new rules will require changes to the way we operate, shut-down, start-up and maintain some process units. These rules also require that we monitor property line benzene concentrations beginning in January 2018 and provide the results to the EPA quarterly, which will make the results available to the public beginning in 2019. Even though the concentrations are not expected to exceed regulatory or health-based standards, the availability of such data may increase the likelihood of lawsuits against our refineries by the local public or organized public interest groups. We have obtained 1-year compliance extensions to certain provisions of the rule. These rules require capital expenditures for additional controls at our refineries’ relief systems, flares, tanks, other sources at our refineries, and a coker located at the Tyler refinery. Most of the capital cost needed to comply with these new rules has already been spent. We do not anticipate that any additional capital costs or future operating costs will be material, and do not believe compliance will affect our production capacities or have a material adverse effect upon our business, financial condition or results of operations.

28 |

Business and Properties
The EPA missed the statutory deadline on November 30, 2020 to finalize the renewable fuel obligation for 2021, with the exception of the biomass-based diesel volumes which were set on December 19, 2019. Therefore the 2021 renewable fuel obligation is unknown at this time. The required ethanol volumes exceed the 10% ethanol “blendwall”, requiring increased usage of higher ethanol blends such as E15 and E85. We are unable to blend sufficient quantities of ethanol and biodiesel to meet our renewable fuel obligations ("RINs Obligation") and have to purchase renewable identification numbers ("RINs"), primarily for our El Dorado and Krotz Springs refineries. In March 2018, the El Dorado and Krotz Springs refineries both received approval from the EPA exempting them from the requirements of the renewable fuel standard ("RIN Waivers") for the 2017 calendar year. During the first quarter 2019, the Tyler and Big Spring refineries received RIN Waivers for the 2017 calendar year, which had an immaterial impact on our results of operations. During the third quarter of 2019, the Tyler, El Dorado and Krotz Springs refineries received approval from the EPA for RIN Waivers for the 2018 calendar year. There were no RIN Waivers obtained for 2020.
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
The EPA finalized Tier 3 gasoline sulfur standards in March 2014. The final Tier 3 rule required a reduction in annual average gasoline sulfur content from 30 ppm to 10 ppm while retaining the maximum per-gallon sulfur content of 80 ppm. Refineries were required to comply with the 10 ppm sulfur standard by January 1, 2017, but the final rule provided a three-year waiver period, to January 1, 2020, for small volume refineries that processed less than 75,000 bpd of crude oil in 2012. In April 2016, EPA issued a revised rule requiring small volume refineries that increase their annual average crude oil processing above the 75,000 barrel per day level to comply with the Tier 3 requirements within 30 months from the time that processing level was exceeded. We have not exceeded the 75,000 barrel per day crude oil processing level at any of our refineries during this period, and all of our refineries met the criteria for the waiver for its full duration. We have spent $12.9 million through the end of 2020 in order to comply with the Tier 3 regulations. Compliance is not expected to have a material adverse effect on our business, financial condition, or results of operations.
Our operations are also subject to the Federal Clean Water Act (“CWA”), the Oil Pollution Act of 1990 (“OPA-90”) and comparable state and local requirements. The CWA, and similar laws, prohibit any discharge into surface waters, ground waters, injection wells and publicly-owned treatment works, except as allowed by pre-treatment permits and National Pollutant Discharge Elimination System (“NPDES”) permits issued by federal, state and local governmental agencies. The OPA-90 prohibits the discharge of oil into "Waters of the U.S." and requires that affected facilities have plans in place to respond to spills and other discharges. The CWA also regulates filling or discharges to wetlands and other "Waters of the U.S." In 2015, the EPA, in conjunction with the Army Corps of Engineers, issued a final rule expanding the definition of “Waters of the U.S.” The rule, which was subject to litigation, and judicial stays, was repealed in December 2019. On April 21, 2020 the EPA and U.S. Army Corps of Engineers published the Navigable Waters Protection Rule to finalize a revised definition of “Waters of the U.S.,” and the rule became effective on June 22, 2020 resulting in a more streamlined definition which narrows regulatory reach. However, legal challenges continue and the ultimate resolution is uncertain at this time. To date, these rules have not materially impacted our business, however, if the scope of the CWA’s jurisdiction is expanded through new regulatory amendments or legal challenges, we could face increased operating costs or other impediments that could alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations.
In recent years, various legislative and regulatory measures to address climate change and greenhouse gas ("GHG") emissions (including carbon dioxide, methane and nitrous oxides) have been discussed or implemented. They include proposed and enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, power plants and oil and gas production operations, as well as mobile transportation sources and fuels. EPA rules require us to report GHG emissions from our refinery operations and use of fuel products produced at our refineries on an annual basis. While the cost of compliance with the reporting rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHG. Moreover, the EPA directly regulates GHG emissions from refineries and other major sources through the Prevention of Significant Deterioration (“PSD”) and Federal Operating Permit programs and may require Best Available Control Technology for GHG emissions above a certain threshold if emissions of other pollutants would otherwise require PSD permitting.
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

29 |

Business and Properties
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
We have experienced several crude oil releases from pipelines owned by our logistics segment, including, but not limited to, a release at one of our pipelines near Sulphur Springs, Texas.
On October 3, 2019, a release of diesel fuel involving one of our pipelines occurred near Sulphur Springs, Texas (the "Sulphur Springs Release"). Cleanup operations and site maintenance and remediation on this release have been substantially completed and costs related to the release totaled $7.1 million during 2019. Booms were removed from the site in the fourth quarter of 2020. Ground water wells for monitoring activities were installed in the third quarter of 2020 and will be monitored quarterly until the site is closed. Additionally, during the third quarter of 2020 we conducted creek bed sediment sampling and the results indicated no issues with the groundwater. In the fourth quarter of 2020 we submitted an actual property assessment report ("APAR") that assessed site conditions and recommends closure of the site. We filed suit in January 2020 against a third party contractor, seeking damages related to this release. As of the date of this filing, we have not received notification that any legal action with respect to fines and penalties will be pursued by the regulatory agencies.
Human Capital Management
As of December 31, 2020, we had 3,532 employees, 15.3% of which (540 employees) were subject to a collective bargaining agreement. We recognize that the key to a successful future for Delek depends on the success of our employees. We are committed to providing a safe and healthy working environment for our employees, and have adopted a number of policies and programs to support and advance our human capital resources as discussed below.
Diversity and Inclusion
Delek is committed to fostering, cultivating and preserving a culture of diversity, equity and inclusion, as described in our Diversity, Equity and Inclusion Policy, Code of Business Conduct and Ethics, Employee Handbook, and Human Rights Policy. In 2021, we expect that over 600 people leaders in our organization will complete unconscious bias training provided by Delek to help foster a more inclusive and diverse environment for all of our employees. We recognize that a diverse, extensive talent pool provides the best opportunity to acquire unique perspectives, experiences, ideas and solutions to drive our business forward. We have implemented a number of initiatives directed specifically to fostering relationships and providing support among our diverse talent, including employee resource groups for Delek Millennials, Delek Veterans, Delek Female Leadership, and, expected to launch in the third quarter of 2021, Delek LGBTQ.
We provide an Executive Leadership Mentor Program that gives access to executive-level mentorship for ethnically and culturally diverse employees. This program provides diverse Delek employees with a mentor from executive leadership, fostering their opportunities for growth at Delek. It also improves our business by expanding options for executive succession planning. Additionally, our 2021 Talent Acquisition Strategy identifies colleges and universities with a high percentage of minority students focusing on education programs that match our required hiring qualifications to build influential relationships and recruit more diverse talent.
Turnover and Talent Management
Delek recognizes the importance of attracting and retaining the best employees to make the most of its assets. While there is great talent in the current pool of industry workers, Delek sees the value in tapping into the potential of recent graduates within the region as well. In recent years, Delek has gone to great lengths to establish relationships with local colleges and universities, increasing interest in our organization and industry among upcoming graduates, and Delek will continue to foster these relationships through our 2021 Talent Acquisition Strategy.
The continued success of Delek is not only contingent upon seeking out the best possible candidates but retaining and developing the talent that lies within the organization as well. Delek is proud to offer opportunities for employees to improve their skills to achieve their career goals.
Delek strives to maintain a work environment in which people are treated with dignity, decency and respect, which is why we have a commitment to a discrimination-free work environment, as described in our Sexual Harassment Policy, Code of Business Conduct and Ethics, and Employee Handbook. Delek also has a variety of programs dedicated to ensuring our employees are appropriately trained and aligned on expectations regarding safety and environmental performance. These programs utilize behavior-based techniques which embrace a partnership among management, employees and the contract workforce to continually focus attention and actions on daily safety behavior. This is accomplished through an evergreen approach with constant evaluation and adaptation for employee, safety and business needs.
Benefits and Wellness Programs
Delek promotes a lifestyle of wellness — physically, financially, emotionally, and socially. Our benefits package and employee programs are designed to create a healthy balance of work and life. We offer a benefits package designed to promote the health and wellness of our employees, which includes employer-contributions for medical coverage, and a 30% rebate of paid health premiums for completing annual preventative screening. Other physical health benefits include the telemedicine program, tobacco cessation program, access to onsite or local fitness centers, and active outings and step challenges.

30 |

Delek also recognizes the importance of our employees’ financial health and provides competitive base salaries. We also offer a long-term equity plan, life insurance and AD&D insurance, disability insurance, a tuition reimbursement program, dependent scholarship program, financial planning resources, professional and leadership development, and employee service awards.
Delek believes in a healthy balance between work and life and offers a variety of programs and resources to ensure every team member can be at their best. We provide a variety of programs to promote this balance such as paid time off and holidays, parental leave, dependent care flexible spending accounts, the employee assistance program, and the Delek Employee Care Fund. We also believe in investing in our employees’ social and community health. To foster a better community for our employees, we provide programs such as at-work socials, after-hours company sponsored recreation events, the Delek Day of Caring, which provides community volunteer opportunities, and the Delek Fund for Hope, which supports 501(c)(3) non-profits in the communities where our employees live and work.
Health and Safety Initiatives
Delek is committed to creating a safe work environment through programs in personal safety, process safety, health and wellness programs, and facility and employee security. In 2018, we launched the “I Own It” program to emphasize the importance of individual responsibility and accountability for a safe workplace. Under this program, every employee at every level is encouraged to sign on to four tiers of commitment: 1. Act Safe, Be Safe (commitment to self), 2. See Something, Say Something (commitment to others), 3. Enable and Support Safety (commitment to direct reports) and 4. Support the Safety Culture (commitment to the company). Participation in these safety initiatives is incentivized by Delek incorporating Health and Safety metrics as part of our bonus structure. We continuously strive to improve our safety performance with the goal of preventing all environmental spills and releases, fires, explosions, injuries and illnesses, and other accidents. We use sound maintenance and work practices, safe design, employee training, and incident investigations to minimize risks to our employees and our communities. We train our employees how to respond effectively to safety issues at our facilities and our retail outlets. Delek adheres to OSHA’s process safety management standards, the EPA’s Risk Management Program, as well as other government and industry safety standards such as those published by the American Petroleum Institute.
Fundamentally, daily safety meetings, job safety analyses and empowerment to stop work foster a culture of health, safety, and environmental awareness and accountability embraced at all levels of Delek; from manual laborers and retail employees to management and executive leadership. In addition to our culture and continual assessment, Delek expects all employees and leadership to meet safety expectations and Delek empowers our employees to make adjustments or stop work as needed in order to correct, or prevent, adverse safety or environmental conditions. Delek expects all of our contract workforce to meet the training requirements outlined by OSHA and other governing agencies. The safety content is published on the corporate website to allow service providers constant access to Delek’s message of empowerment and accountability.
Additionally, emergency response plans are developed for all Delek locations and operations. The plans are reviewed for effectiveness regularly and are communicated to affected employees through safety meetings and training. Drills and emergency exercises are conducted to ensure all employees understand their roles and responsibilities during an actual event. Delek works with local municipalities and emergency responders to ensure they are fluent in our plan and procedures. This proactive approach gives emergency responders the opportunity to ask questions and understand Delek protocols so they are prepared in the case of an emergency.
In line with our commitment to creating a healthy and safe working environment, amidst the COVID-19 Pandemic, we have adopted remote working where possible and, in addition to regular site cleaning and disinfecting, have mandated masks and social distance protocols where on-site operations are required.
Community Relations
Delek operates a 501(c)(3) non-profit called the Delek Fund for Hope that supports nonprofits alongside our employees and business partners in the communities where we live and work. Employees are able to give a portion of their paycheck to the Fund for Hope and/or complete volunteer hours within their local community. The Delek Day of Caring encourages employees to take paid and after hour time to volunteer with their local nonprofits. See further discussion in Note 23 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Corporate Headquarters
We lease our corporate headquarters at 7102 Commerce Way, Brentwood, Tennessee. The lease is for 54,000 square feet of office space. The lease term expires in May 2022.
Liens and Encumbrances
The majority of the assets described in this Form 10-K are pledged and encumbered under certain of our debt facilities. See Note 11 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

31 |

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
Risks Relating to Our Industries
The current COVID-19 Pandemic, any related subsequent waves of the COVID-19 Pandemic or an additional regional or global disease outbreak, and certain developments in the global oil markets have had, may continue to have, or may have an adverse impact on our business, our future results of operations and our overall financial performance.
The COVID-19 Pandemic could materially adversely affect our business and operations beyond 2020. In early 2020, global health care systems and economies began to experience strain from the spread of the COVID-19 Pandemic. As the virus spread, global economic activity began to slow and future economic activity was forecast to slow with a resulting forecast of a decline in oil and gas demand. The global pandemic has resulted in a dramatic reduction in airline flights and has reduced the number of vehicles on the road. Governmental actions in response to the COVID-19 Pandemic have resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders, and limitations on the availability and effectiveness of the workforce. These impacts have negatively impacted and will likely continue to negatively impact worldwide economic and commercial activity, financial markets, and demand for and prices of oil and gas products for the foreseeable future. These impacts may also precipitate a prolonged economic slowdown and recession.
In response to the decline in demand, OPEC participating countries agreed to adjust downwards their overall production of crude oil through April 30, 2022, with the agreement to be reassessed in December 2021. The impact of the declines in demand have been exacerbated by a production dispute between Russia and the members of OPEC, particularly Saudi Arabia, and the subsequent actions taken by such countries as a result thereof. Despite an expected rise in global crude oil demand in 2021, there remains considerable tension in the OPEC-Russia relationship and uncertainty in the global oil markets. A sustained reduction in crude oil production will potentially affect the global supply of oil and the prices of oil and refined products in our market. Additionally, a significant reduction or freeze in crude oil production in the United States will adversely affect our suppliers and source of crude oil.
Global economic growth drives demand for energy from all sources, including fossil fuels. Should the U.S. and global economies experience weakness, demand for energy may decline. Similarly, should growth in global energy production outstrip demand, excess supplies may arise. Declines in demand and excess supplies may result in accompanying declines in commodity prices and deterioration of our financial position along with our ability to operate profitably and our ability to obtain financing to support operations. With respect to our business, we have experienced periodic declines in demand thought to be associated with slowing economic growth in certain markets, including the effects of the COVID-19 Pandemic, coupled with new oil and gas supplies coming on line and other circumstances beyond our control that resulted in oil and gas supply exceeding global demand which, in turn, resulted in steep declines in prices of oil and natural gas. There can be no assurance as to how long the current price decline will persist or that a recurrence of price weakness will not arise in the future.
The COVID-19 Pandemic has resulted in modifications to our business practices, including limiting employee and contractor presence at certain work locations, limiting travel, and reducing capital expenditures. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, contractors, customers, suppliers and communities. However, there is no assurance that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to successfully execute our business operations could be adversely impacted. In addition, while we have recorded goodwill impairment of $126.0 million to date, the continued effects of the COVID-19 Pandemic could result in additional impairments of long-lived or indefinite-lived assets, including goodwill, at some point in the future. Such impairment charges could be material.
The full impact of the ongoing COVID-19 Pandemic is unknown and continues to rapidly evolve. It is difficult to predict how significant the impact of the COVID-19 Pandemic, any related subsequent waves of the COVID-19 Pandemic, an additional regional or global disease outbreak, and any responses to such events, will be on the United States and global economies and our business or for how long disruptions are likely to continue. The extent of such impact will depend on future developments and factors outside of our control, including new information which may emerge concerning the severity or duration of the COVID-19 Pandemic, the evolving governmental and private sector actions to contain the pandemic or treat its health, economic, and other impacts, and the timing and effectiveness of the ongoing rollout of currently available vaccines.
The ultimate extent of the impact of the volatile conditions in the oil and gas industry on our business, financial condition, results of operation and liquidity will also depend largely on future developments, including the extent and duration of any price reductions, any additional decisions by OPEC and disputes between the members of OPEC+.
To the extent COVID-19 and the developments in the global oil markets adversely affects our business, financial condition, results of operation and liquidity, they may also have the effect of heightening many of the other risks described below.

32 |

Risk Factors
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
Many of the factors influencing changes in crack spreads and refining margins are beyond our control. These factors include:
•changes in global and local economic conditions, e.g., as a result of the outbreak of the COVID-19 Pandemic;
•domestic and foreign supply and demand for crude oil and refined products;
•the level of foreign and domestic production of crude oil and refined petroleum products;
•increased regulation of feedstock production activities, such as hydraulic fracturing;
•infrastructure limitations that restrict, or events that disrupt, the distribution of crude oil, other feedstocks and refined petroleum products;
•excess or overbuilt infrastructure;
•an increase or decrease of infrastructure limitations (or the perception that such an increase or decrease could occur) on the distribution of crude oil, other feedstocks or refined products;
•investor speculation in commodities;
•worldwide political conditions, particularly in significant oil producing regions such as the Middle East, Africa, the former Soviet Union and South America;
•the ability or inability of the members of OPEC to maintain oil price and production controls;
•pricing and other actions taken by competitors that impact the market;
•the level of crude oil, other feedstocks and refined petroleum products imported into and exported out of the United States;
•excess capacity and utilization rates of refineries worldwide;
•development and marketing of alternative and competing fuels, such as ethanol and biodiesel;
•changes in fuel specifications required by environmental and other laws, particularly with respect to oxygenates and sulfur content;
•local factors, including market conditions, adverse weather conditions and the level of operations of other refineries and pipelines in our markets;
•volatility in the costs of natural gas and electricity used by our refineries;
•accidents, interruptions in transportation, inclement weather or other events, including cyber-attacks, that can cause unscheduled shutdowns or otherwise adversely affect our refineries or the supply and delivery of crude oil from third parties; and
•United States government regulations.
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
Also, the price for a significant portion of the crude oil processed at our refineries is based upon the WTI benchmark for such oil rather than the Brent benchmark. While the prices for WTI and Brent historically correlate to one another, elevated supply of WTI-priced crude oil in the Mid-Continent region has caused WTI prices to fall significantly below Brent prices at different points in time in recent years. During the years ended December 31, 2019 and December 31, 2020, this daily differential ranged from highs of $10.99 and $9.81, respectively, to lows of $3.53 and $(0.16), respectively. Our ability to purchase and process favorably priced crude oil has allowed us to achieve higher net income and cash flow in recent years; however, we cannot assure that these favorable conditions will continue.
The narrowing, and in some cases inversion, in the price differential between WTI and Brent benchmarks in 2020 and 2019 has negatively impacted our results of operations. Continued narrowing or inversion in the price differential between the WTI and Brent benchmarks for any reason, including, without limitation, increased crude oil distribution capacity from the Permian Basin, crude oil exports from the United States or

33 |

Risk Factors
actual or perceived reductions in Mid-Continent crude oil inventories, could further negatively impact our earnings and cash flows, which could have a material adverse effect on our business, financial condition and results of operations. In addition, because the premium or discount we pay for a portion of the crude oil processed at our refineries is established based upon this differential during the month prior to the month in which the crude oil is processed, rapid decreases in the differential may negatively affect our results of operations and cash flows.
Additionally, governmental and regulatory actions, including continued resolutions by OPEC to restrict crude oil production levels and executive actions by the immediately past U.S. presidential administration to advance certain energy infrastructure projects may continue to impact crude oil prices and crude oil differentials. Any increase in crude oil prices or unfavorable movements in crude oil differentials due to such actions or changing regulatory environment may negatively impact our ability to acquire crude oil at economical prices and could have a material adverse effect on our business, financial condition and results of operations.
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

34 |

Risk Factors
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
In 2015, the EPA finalized reductions in the NAAQS for ozone, from 75 ppb to 70 ppb. Our Tyler refinery is located near areas classified as being in non-attainment with the new standard. However, the refinery area has not been classified as being in non-attainment with the new standard. If air quality near our facilities worsens in the future, it is possible that these area(s) could be reclassified as being in non-attainment for the new ozone standard which could require us to install additional air pollution control equipment for ozone forming emissions in the future. We do not believe such capital expenditures, or the changes in our operation, will result in a material adverse effect on our business, financial condition or results of operations.
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
Our operations are also subject to the CWA, the OPA-90 and comparable state and local requirements. The CWA, and similar laws, prohibit any discharge into surface waters, ground waters, injection wells and publicly-owned treatment works, except as allowed by pre-treatment permits and NPDES permits issued by federal, state and local governmental agencies. The OPA-90 prohibits the discharge of oil into "Waters of the U.S." and requires that affected facilities have plans in place to respond to spills and other discharges. The CWA also regulates filling or discharges to wetlands and other "Waters of the U.S." In 2015, the EPA, in conjunction with the Army Corps of Engineers, issued a final rule expanding the definition of “Waters of the U.S.” The rule, which was subject to litigation and judicial stays, was repealed in December 2019. On April 21, 2020 the EPA and U.S. Army Corps of Engineers published the Navigable Waters Protection Rule to finalize a revised definition of “Waters of the U.S.,” and the rule became effective on June 22, 2020 resulting in a more streamlined definition which narrows regulatory reach. However, legal challenges continue and the ultimate resolution is uncertain at this time. To the extent a final rule expands the scope of the CWA’s jurisdiction, we could face increased operating costs or other impediments that could alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations.
We are subject to regulation by the DOT and various state agencies in connection with our pipeline, trucking and rail transportation operations. These regulatory authorities exercise broad powers, governing activities such as the authorization to operate hazardous materials pipelines and engage in motor carrier operations. There are additional regulations specifically relating to the transportation industry, including integrity management of pipelines, testing and specification of equipment, product handling and labeling requirements and personnel qualifications. The transportation industry is subject to possible regulatory and legislative changes that may affect the economics of our business by requiring changes in operating practices or pipeline construction or by changing the demand for common or contract carrier services or the cost of providing trucking services. Possible changes include, among other things, increasingly stringent environmental regulations, increased frequency and stringency for testing and repairing pipelines, replacement of older pipelines, changes in the hours of service regulations that govern the amount of time a driver may drive in any specific period, on-board black box recorder devices or limits on vehicle weight and size and properties of the materials that can be shipped. Required changes to the specifications governing rail cars carrying crude oil will eliminate the most commonly used tank cars or require that such cars be upgraded. In January 2017, PHMSA announced they were considering limits on the volatility of crude oil that could be shipped by rail and other modes of transportation. On May 20, 2020, PHMSA withdrew its advance notice of proposed rulemaking ("ANPRM") relating to the January 18, 2017 ANPRM concerning vapor pressure for crude oil transported by rail. Additionally, the PHMSA announced that it is no longer considering vapor pressure limits for the transportation of crude oil, other unrefined petroleum-based products, and Class 3 flammables products, by rail or any other mode. In addition to the substantial remediation costs that could be caused by leaks or spills from our pipelines, regulators could prohibit our use of affected portions of the pipeline for extended periods, thereby interrupting the delivery of crude oil to, or the distribution of refined products from, our refineries.

35 |

Risk Factors
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
Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the RFS-2 regulations reflecting the increased volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as "RINs" in lieu of such blending. While we are able to obtain many of the RINs required for compliance by blending renewable fuels manufactured by third parties or by our own biodiesel plants, we must also purchase RINs on the open market in order to comply with the quantity of renewable fuels we are required to blend under the RFS-2 regulations. Since the EPA first began mandating biofuels in excess of the “blend wall” (the 10% ethanol limit prescribed by most automobile warranties), the price of RINs has been extremely volatile. While we cannot predict the future prices of RINs, the costs to obtain the necessary number of RINs could be material. If we are unable to pass the costs of compliance with the RFS-2 regulations on to our customers, if sufficient RINs are unavailable for purchase, if we have to pay a significantly higher price for RINs or if we are otherwise unable to meet the RFS-2 mandates, our financial condition and results of operations could be adversely affected.
In the past, we have received small refinery exemptions under the RFS-2 program for certain of our refineries. However, there is no assurance that such an exemption will be obtained for any of our refineries in future years. For example, the EPA has recently indicated it plans to more closely align the agency’s criteria for granting small refinery exemptions with the recommendation of the Department of Energy, which could result in fewer such exemptions being granted. The failure to obtain such exemptions for certain of our refineries could result in the need to purchase more RINs than we currently have estimated and accrued for in our consolidated financial statements. The EPA recently promulgated new Renewable Fuel Standards regulations that could require the agency to increase the volume of renewable fuel or RINs that refiners are required to purchase if the agency anticipates it will grant small refinery exemptions. This could also increase the number of RINs we need to purchase. Additionally, recent decisions by the U.S. Court of Appeals for the 10th Circuit have vacated small refinery exemptions granted in

36 |

Risk Factors
past years for other refiners. On January 24, 2021, the U.S. Supreme Court agreed to hear the appeal. Arguments are expected in April 2021 and a decision as soon as June 2021. It is not clear at this time what steps the EPA will take with respect to those vacated small refinery exemptions, or how the case will impact small refinery exemptions granted to other refineries or future small refinery exemptions.
In addition, the RFS-2 regulations are highly complex and evolving, requiring us to periodically update our compliance systems. The RFS-2 regulations require the EPA to determine and publish the applicable annual volume and percentage standards for each compliance year by November 30 for the forthcoming year, and such blending percentages could be higher or lower than amounts estimated and accrued for in our consolidated financial statements. The future cost of RINs is difficult to estimate until such time as the EPA finalizes the applicable standards for the forthcoming compliance year. Moreover, in addition to increased price volatility in the RINs market, there have been multiple instances of RINs fraud occurring in the marketplace over the past several years. The EPA has initiated several enforcement actions against refiners who purchase fraudulent RINs, resulting in substantial costs to the refiner. While the EPA promulgated a rule in June 2019 aiming to improve transparency in the market for RINs, we cannot predict with certainty our exposure to increased RINs costs in the future, nor can we predict the extent by which costs associated with RFS-2 regulations will impact our future results of operations.
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

37 |

Risk Factors
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

38 |

Risk Factors
in government-imposed price controls. Any one of, or a combination of, these occurrences could have a material adverse effect on our business, financial condition and results of operations.
Legislative and regulatory measures to address climate change and GHG emissions could increase our operating costs or decrease demand for our refined products.
Various legislative and regulatory measures to address climate change and GHG emissions (including carbon dioxide, methane and nitrous oxides) are in various phases of discussion or implementation and could affect our operations. They include proposed and enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, coal-fired power plants and oil and gas production operations, as well as mobile transportation sources and fuels. Many states and regions have implemented, or are in the process of implementing, measures to reduce emissions of GHGs, primarily through cap and trade programs or low carbon fuel standards.
In December 2009, the EPA published its findings that emissions of GHGs present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the Earth’s atmosphere and other climatic conditions. Based on these findings, the EPA adopted two sets of regulations that restrict emissions of GHGs under existing provisions of the federal CAA, including one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates GHG emissions from certain large stationary sources under the PSD and Title V permitting programs. Congress has also from time to time considered legislation to reduce emissions of GHGs. Efforts have been made, and continue to be made, in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In April 2016, the United States became a signatory to the 2015 United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement, which became effective by its terms on November 4, 2016, will require countries to review and "represent a progression" in their intended nationally determined contributions, which set GHG emission reduction goals, every five years, beginning in 2020. On August 4, 2017, the United States formally communicated to the United Nations its intent to withdraw from participating in the Paris Agreement, which entails a four-year process. In response to the announced withdrawal plan, a number of state and local governments in the United States have expressed intentions to take GHG-related actions. In December 2020, President-elect Biden announced plans for the U.S. to rejoin the Paris Agreement. Effective as of February 19, 2021, the U. S. rejoined the Paris Agreement.
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
Our refineries consist of many processing units, a number of which have been in operation for many years. These processing units undergo periodic shutdowns, known as turnarounds, during which routine maintenance is performed to restore the operation of the equipment to a higher level of performance. Depending on which units are affected, all or a portion of a refinery's production may be halted or disrupted during a maintenance turnaround. In March 2019, we completed a shortened maintenance turnaround at our El Dorado refinery that allowed work to be completed on the majority of the process units, and a maintenance turnaround is scheduled to begin March 1, 2021. We completed a maintenance turnaround at our Tyler refinery in 2015. In addition, we began our planned maintenance turnaround for our Big Spring refinery

39 |

Risk Factors
January 1, 2020 which was completed during 2020, and we began our Krotz Springs maintenance turnaround in the fourth quarter of 2020. We are also subject to unscheduled down time for unanticipated maintenance or repairs.
Refinery operations may also be disrupted by external factors, such as a suspension of feedstock deliveries, cyber-attacks, or an interruption of electricity, natural gas, water treatment or other utilities or a global pandemic such as the outbreak of the COVID-Pandemic. A large number of positive COVID-19 cases at one or more of our refineries could substantially impact our business, financial condition, results of operations and liquidity. Other potentially disruptive factors include natural disasters, severe weather conditions, workplace or environmental accidents, interruptions of supply, work stoppages, losses of permits or authorizations or acts of terrorism.
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
Our logistics segment consists of Delek Logistics, a publicly-traded master limited partnership, and our consolidated financial statements include its consolidated financial results. As of December 31, 2020, we owned an 80.0% limited partner interest in Delek Logistics, consisting of 34,745,868 common limited partner units and the non-economic general partner interest. Delek Logistics operates a system of crude oil and refined product pipelines, distribution terminals and tankage in Arkansas, Louisiana, Tennessee and Texas. Delek Logistics generates revenues by charging tariffs for transporting crude oil and refined products through its pipelines, by leasing pipeline capacity to third parties, by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals.

40 |

Risk Factors
Our Tyler, El Dorado and Big Spring refineries are substantially dependent upon Delek Logistics' assets and services under several long-term pipeline and terminal, tankage and throughput agreements expiring in 2024 through 2033. Delek Logistics is subject to its own operating and regulatory risks, including, but not limited to:
•its reliance on significant customers, including us;
•macroeconomic factors, such as commodity price volatility that could affect its customers' utilization of its assets;
•its reliance on us for near-term growth;
•sufficiency of cash flow for required distributions;
•counterparty risks, such as creditworthiness and force majeure;
•competition from third-party pipelines and terminals and other competitors in the transportation and marketing industries;
•environmental regulations;
•operational hazards and risks;
•pipeline tariff regulations;
•limitations on additional borrowings and other restrictions in its debt agreements; and
•other financial, operational and legal risks.
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
For additional information about Delek Logistics, see "Logistics Segment" under Item 1 & 2. Business and Properties, of this Annual Report on Form 10-K.
Interruptions or limitations in the supply and delivery of crude oil, or the supply and distribution of refined products, may negatively affect our refining operations and inhibit the growth of our refining operations.
We rely on Delek Logistics and third-party transportation systems for the delivery of crude oil to our refineries. For example, during the year ended December 31, 2020, we relied upon the West Texas Gulf pipeline for the delivery of approximately 74.4% of the crude oil processed by our Tyler and El Dorado refineries. We could experience an interruption or reduction of supply and delivery, or an increased cost of receiving crude oil, if the ability of these systems to transport crude oil is disrupted because of accidents, adverse weather conditions, governmental regulation, terrorism, maintenance or failure of pipelines or other delivery systems, other third-party action or other events beyond our control. The unavailability for our use, for a prolonged period of time, of any system of delivery of crude oil could have a material adverse effect on our business, financial condition and results of operations. Pipeline suspensions like these could require us to operate at reduced throughput rates.
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

41 |

Risk Factors
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
We have made investments in joint ventures which subject us to additional risks, over which we do not have full control and which have unique risks.
We have made investments in several joint ventures, and we may enter into other joint venture arrangements in the future. Generally, we have limited control over the activities of the joint venture, including the cash distribution policies of each of the joint ventures. We also have financial obligations related to our joint venture investments, some of which may be contingent on the activities of the joint ventures and the abilities of the joint ventures to obtain their own financing for their activities. Construction delays, cost increases, changes in market conditions, and other factors may result in a change in our expectations for the results of our investments in these joint ventures, and may require additional contributions from us to a joint venture.
Additionally, the partners that we share ownership within these joint ventures may not always share our goals and objectives. Differences in views among the partners may result in delayed decisions or failures to agree on major matters, such as large expenditures or contractual commitments, the construction of assets or the borrowing of money, among others. Delay or failure to agree may prevent action with respect to such matters, even though such action may not serve our best interest or that of the joint venture. Accordingly, delayed decisions and disagreements could adversely affect the business and operations of the joint ventures and, in turn, our business and operations. From time to time, our joint ventures may be involved in disputes or legal proceedings which may negatively affect our investments. Accordingly, any such occurrences could adversely affect our financial condition, results of operations or cash flows.
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
Economic slowdowns may have serious negative consequences for our business and operating results, because our performance is subject to domestic economic conditions and their impact on levels of consumer spending. Some of the factors affecting consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth based on declines in equity markets and residential real estate values, adverse developments in mortgage markets, taxation, energy prices, interest rates, consumer confidence and other macroeconomic factors. Political instability and global health crises, such as the COVID-19 Pandemic, can also impact the global economy and decrease worldwide demand for oil and refined products. During a period of economic weakness or uncertainty, current or potential customers may travel less, reduce or defer purchases, go out of business or have insufficient funds to buy or pay for our products and services. Moreover, a financial market crisis may have a material adverse impact on financial institutions and limit access to capital and credit. This could, among other things, make it more difficult for us to obtain (or increase our cost of obtaining) capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.
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

42 |

Risk Factors
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
The termination or expiration of, or periodic price adjustment settlements in, the J. Aron Supply and Offtake Agreements could have a material adverse effect on our liquidity.
In April 2020, we amended and restated our three supply and offtake agreements with J. Aron to renew and extend the terms to December 30, 2022, with J. Aron having the sole discretion to further extend to May 30, 2025 by providing at least six months prior notice to the current maturity date. Pursuant to the agreements, J. Aron purchases a substantial portion of the crude oil and refined products for three of our refineries' inventory at market prices. Upon any termination of the agreements, including at expiration or in connection with a force majeure or default, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product and pipeline, terminalling, storage and shipping arrangements. As part of the amendment, there were changes to the underlying market index, annual fee, the crude purchase fee, crude roll fees and timing of cash settlements related to periodic price adjustments ("PPA") on the differentials. The PPA are calculated semi-annually on October 1 and May 1 ("Re-pricing dates") and will result in cash settlements, (either payments to J. Aron or receipts of additional funds from J. Aron), based on the market value of the underlying commodity differential compared to the contractual differential, subject to a set threshold amount. In the event that the periodic price adjustments are triggered on the Re-pricing dates, we may be required to make earlier cash payments within three months following the Re-pricing date.
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

43 |

Risk Factors
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
Due to our emphasis on growth through acquisitions, we are particularly susceptible to transactional risks that could cause our actual growth or operating results to differ adversely compared with our expectations. For example:
•during the acquisition process, we may fail, or be unable, to discover some of the liabilities of companies or businesses that we acquire;
•we may assume contracts or other obligations in connection with particular acquisitions on terms that are less favorable or desirable than the terms that we would expect to obtain if we negotiated the contracts or other obligations directly;
•we may fail to successfully integrate or manage acquired assets;
•acquired assets may not perform as we expect, or we may not be able to obtain the cost savings and financial improvements we anticipate;
•acquisitions may require us to incur additional debt or issue additional equity;
•acquired assets may suffer a diminishment in fair value as a result of which we may need to record a write-down or impairment;
•we may fail to grow our existing systems, financial controls, information systems, management resources and human resources in a manner that effectively supports our growth;
•to the extent that we acquire assets in new lines of business, we may become subject to additional regulatory requirements and additional risks that are characteristic or typical of these lines of business; and
•to the extent that we acquire equity interests in entities that control assets (rather than acquiring the assets directly), we may become subject to liabilities that predate our ownership and control of the assets.

44 |

Risk Factors
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

45 |

Risk Factors
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
We are subject to extensive tax liabilities, including federal and state income taxes and transactional taxes, such as excise, sales/use, payroll, franchise, withholding and ad valorem taxes. New tax laws and regulations, and changes in existing tax laws and regulations, are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Certain of these liabilities are subject to periodic audits by the respective taxing authority, which could increase or otherwise alter our tax liabilities. Though we have applied reasonable interpretations and assumptions in determining our tax liabilities, it is possible that the IRS could issue subsequent guidance or take positions on audit that differ from our prior interpretations and assumptions, which could adversely impact our cash tax liabilities, results of operations, and financial condition. Subsequent changes to our tax liabilities as a result of these audits may also subject us to interest and penalties, and could have a material adverse effect on our business, financial condition and results of operations.
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

46 |

Risk Factors
A substantial portion of the workforce at our refineries is unionized, and we may face labor disruptions that would interfere with our operations.
As of December 31, 2020, approximately 15% of our employees were represented by unions and/or covered by a collective bargaining agreement. None of our employees in our logistics segment, retail segment or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory. Although the collective bargaining agreements contain provisions to discourage strikes or work stoppages, we cannot assure that strikes or work stoppages will not occur. A strike or work stoppage could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put certain payment card data at risk. These standards for determining the required controls applicable to these systems are mandated by credit card issuers and administered by the Payment Card Industry Security Standards Counsel and not by us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. We have taken the necessary steps to comply with the Payment Card Industry Data Security Standards ("PCI-DSS") at all of our locations. However, compliance with these requirements may result in cost increases due to necessary systems changes and the development of new administrative processes.
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
Despite our security measures, we experience attempts by external parties to penetrate and attack our networks and systems. Although such attempts to date have not, to our knowledge, resulted in any material breaches, disruptions, or loss of business-critical information, our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future and such attacks could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation or regulatory actions. In addition, as technologies evolve, and cyber-attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm. We could also be liable under laws that protect the privacy of personal information, subject to regulatory penalties, experience damage to our reputation or a loss of consumer confidence, or incur additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could adversely affect our reputation, business, operations or financial results.
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

47 |

Risk Factors
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
The biodiesel industry has historically been substantially aided by federal and state tax incentives. One tax incentive program that has been significant to our renewable fuels facilities is the federal blender's tax credit. The blender's tax credit (or biodiesel tax credit) provides a $1.00 refundable tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel. The blender's tax credit has expired on several occasions, only to be reinstated on a retroactive basis. The blender's tax credit was re-enacted in December 2019 for the years 2020 through 2022 and was retroactively reinstated for 2018 and 2019. See Note 4 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding the extension of this tax credit.
It is uncertain what action, if any, Congress may take with respect to enacting or reinstating the blender's tax credit beyond 2022 or when such action might be effective. If Congress does not enact or reinstate the credit for future years, it may result in a material adverse effect on the earnings, profitability and cash flows relating to our renewable fuels facilities.
Risks Related to Ownership of Our Common Stock
The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.
The market price of our common stock may be influenced by many factors, some of which may be beyond our control, including:
•our quarterly or annual earnings, or those of other companies in our industry;
•inaccuracies in, and changes to, our previously published quarterly or annual earnings;
•changes in accounting standards, policies, guidance, interpretations or principles;
•economic conditions within our industry, as well as general economic and stock market conditions;
•the failure of securities analysts to cover our common stock, or the cessation of such coverage;
•changes in financial estimates by securities analysts and the frequency and accuracy of such reports;
•future issuance or sales of our common stock;
•announcements by us or our competitors of significant contracts or acquisitions;
•sales of common stock by our senior officers or our affiliates; and
•the other factors described in these "Risk Factors."
In recent years, the stock market in general, and the market for energy companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The trading price of Delek common stock has been volatile over the past three years. The changes often occur without any apparent regard to the operating performance of these companies, and these fluctuations could materially reduce our stock price.

48 |

Risk Factors
Stockholder activism may negatively impact the price of our common stock.
Our stockholders may from time to time engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes or acquire control over us. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors and senior management from the pursuit of business strategies. If individuals are elected or appointed to our Board of Directors who do not agree with our strategic plans, it may adversely affect the ability of our Board of Directors to function effectively and our ability to effectively and timely implement our strategic plans and create additional value for our stockholders. As a result, stockholder campaigns could adversely affect our results of operations, financial condition and cash flows.
On January 14, 2021, we received formal notice from CVR Energy, Inc. ("CVR Energy"), the owner of approximately 15% of our outstanding common stock, of their intention to propose three director candidates at our 2021 Annual Meeting. CVR Energy also proposed, among other things, that we cease refining operations at the Krotz Springs and El Dorado refineries, stop dropping down core refining assets to Delek Logistics, sell our retail business, exit non-core supply and trading activities, and simplify our corporate structure.
Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from the proposals by CVR Energy or others could lead to the perception of a change in the direction of our business or instability which may be exploited by our competitors, result in the loss of potential business opportunities, and make it more difficult to pursue our strategic initiatives or attract and retain qualified personnel and business partners, any of which could have an adverse effect, which may be material, on our business and operating results.
In addition, actions such as those described above could cause significant fluctuations in the trading prices of our common stock based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. As we continue to engage in discussions with CVR Energy, the trading price of our common stock may be subject to significant fluctuations.
Likewise, to the extent that we implement any proposals made by CVR Energy or other proposals made by any of our shareholders, the resulting changes in our business, assets, results of operations and financial condition could be material and could have an impact, which may be material, on the market price of our common stock.
As a result of the contested director election, we expect to incur significant costs during 2021.
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
We have suspended our quarterly dividend and cannot assure our shareholders when we will declare dividends in the future.
In the fourth quarter of 2020, we suspended our quarterly dividend on our common stock in order to conserve capital in response to the impact of the COVID-19 Pandemic and related market activity. We are not obligated to declare or pay any dividend. Any future declaration, amount and payment of dividends will be at the sole discretion of our Board of Directors; however, because the impact of the COVID-19 Pandemic and related market activity is difficult to predict, we cannot provide assurance as to when our Board of Directors will declare a dividend in the future. The declaration of future dividends on our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, restrictions in our debt agreements and legal requirements. As a result, if our Board of Directors does not declare or pay dividends, a shareholder may not receive any return on an investment in our common stock unless they sell our common stock for a price greater than that which they paid for it.
The stockholder rights plan adopted by our Board of Directors may impair an attempt to acquire control of Delek.

49 |

Risk Factors
On March 20, 2020, our Board of Directors adopted a stockholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of our common stock to stockholders of record on March 30, 2020. In the event that a person or group acquires beneficial ownership of 15% or more of our then-outstanding common stock, subject to certain exceptions, each right would entitle its holder (other than such person or members of such group) to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock. In addition, at any time after a person or group acquires 15% or more of our common stock (unless such person or group acquires 50% or more), the Board may exchange one share of our common stock for each outstanding right (other than rights owned by such person or group, which would have become void). Unless extended by the Board of Directors prior to expiration, the rights will expire on March 19, 2021. The stockholder rights plan could make it more difficult for a third party to acquire control of Delek or a large block of our common stock without the approval of our Board of Directors.
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
Provisions of Delaware law, our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws may have the effect of delaying or preventing a change in control of our company or deterring tender offers for our common stock that other stockholders may consider in their best interests. For example, our Amended and Restated Certificate of Incorporation provides that:
•stockholder actions may only be taken at annual or special meetings of stockholders;
•members of our Board of Directors can be removed with or without cause by a supermajority vote of stockholders;
•the Court of Chancery of the State of Delaware is, with certain exceptions, the exclusive forum for certain legal actions;
•our bylaws, as may be in effect from time to time, can be amended only by a supermajority vote of stockholders; and
•certain provisions of our certificate of incorporation, as may be in effect from time to time, can be amended only by a supermajority vote of stockholders.
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

50 |

Risk Factors
While these transactions are intended to limit our exposure to the adverse effects of fluctuations in crude oil prices, refined products prices, RIN prices and interest rates, they may also limit our ability to benefit from favorable changes in market conditions, and may subject us to period-by-period earnings volatility in the instances where we do not seek hedge accounting for these transactions. Further, depending on the volume of commodity derivative activity as compared to our actual use of crude oil, production of refined products or total RINs exposure, our risk management activity may only partially limit our exposure to market volatility. Also, in connection with such derivative transactions, we may be required to make cash payments or provide letters of credit to maintain margin accounts and to settle the contracts at their value upon termination. Finally, this activity exposes us to potential risk of counterparties to our derivative contracts failing to perform under the contracts. As a result, the effectiveness of our risk management policies could have a material adverse impact on our business, results of operations and cash flows. For additional information about the nature and volume of these transactions, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk, of this Annual Report on Form 10-K.
Additionally, it continues to be a strategic and operational objective to manage supply risk related to crude oil that is used in refinery production, and to develop strategic sourcing relationships. For that purpose, we often enter into purchase and sale contracts with vendors and customers or take physical or financial commodity positions for crude oil that may not be used immediately in production, but that may be used to manage the overall supply and availability of crude expected to ultimately be needed for production and/or to meet minimum requirements under strategic pipeline arrangements, and also to optimize and hedge availability risks associated with crude that we ultimately expect to use in production. Such transactions are inherently based on certain assumptions and judgments made about the current and possible future availability of crude. Therefore, when we take physical or financial positions for optimization purposes, our intent is generally to take offsetting positions in quantities and at prices that will advance these objectives while minimizing our positional and financial statement risk. However, because of the volatility of the market in terms of pricing and availability, it is possible that we may have material positions with timing differences or, more rarely, that we are unable to cover a position with an offsetting position as intended. Also, in connection with such transactions, we may be required to make cash payments or provide letters of credit to maintain margin accounts and to settle the contracts at their value upon termination. Finally, this activity exposes us to potential risk of counterparties to our derivative contracts failing to perform under the contracts.
As a result of the risks described above, the effectiveness of our risk management policies over these types of transactions and positions could have a material adverse impact on our business, results of operations and cash flows. For additional information about the nature and volume of these transactions, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk, of this Annual Report on Form 10-K and in Note 12 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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

51 |

Risk Factors
Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.
As of December 31, 2020, we had total debt of $2,348.4 million, including current maturities of $33.4 million. In addition to our outstanding debt, as of December 31, 2020, our letters of credit issued under our various credit facilities were $253.2 million. Our borrowing availability under our various credit facilities as of December 31, 2020 was $850.2 million.
Our level of debt could have important consequences for us. For example, it could:
•increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to service our debt and lease obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a disadvantage relative to our competitors that have less indebtedness or better access to capital by, for example, limiting our ability to enter into new markets, upgrade our fixed assets or pursue acquisitions or other business opportunities;
•limit our ability to borrow additional funds in the future; and
•increase interest costs for our borrowed funds and letters of credit.
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
The operating and financial restrictions and covenants in our credit facilities and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in, expand or pursue our business activities. For example, to varying degrees our credit facilities restrict our ability to:
•declare dividends and redeem or repurchase capital stock;
•prepay, redeem or repurchase debt;
•make loans and investments, issue guaranties and pledge assets;
•incur additional indebtedness or amend our debt and other material agreements;
•make capital expenditures;
•engage in mergers, acquisitions and asset sales; and
•enter into certain intercompany arrangements or make certain intercompany payments, which in some instances could restrict our ability to use the assets, cash flows or earnings of one operating segment to support another operating segment or Delek.
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
Further, the London Interbank Offered Rate (“LIBOR”) and certain other interest rate "benchmarks" are the subject of recent proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has publicly announced that it intends to discontinue the reporting of certain LIBOR rates after 2021, with a complete cessation for all USD LIBOR rates after June 2023. Certain of our agreements

52 |

Risk Factors
use LIBOR as a “benchmark” or “reference rate” for various terms. Some agreements contain an existing LIBOR alternative. Where there is not an alternative, we expect to replace the LIBOR benchmark with an alternative reference rate. While we do not expect the transition to an alternative rate to have a significant impact on our business or operations, it is possible that the move away from LIBOR could materially impact our borrowing costs on our variable rate indebtedness.
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
The Delek/Alon Merger has been accounted for as an acquisition, by us, of Alon in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Alon and its subsidiaries have been recorded, as of the completion of the Delek/Alon Merger, at their respective fair values. Under the acquisition method of accounting, the total purchase price has been allocated to Alon’s tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the date of completion of the Delek/Alon Merger. The excess of the purchase price over the estimated fair values of reporting units has been recorded as goodwill, which was further allocated to other reporting units as permitted under GAAP. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material non-cash charges relating to such impairment. Our financial condition and operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment. We recorded goodwill impairment of $126.0 million during the year ended December 31, 2020.

53 |

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
SEC regulations require disclosure of proceedings arising under federal, state or local provisions regulating the discharge of materials into the environment or protecting the environment, if we reasonably believe that such proceedings may result in monetary sanctions of $0.3 million or more. There is no such pending litigation against us requiring disclosure.
On June 19, 2017, the Arkansas Teacher Retirement System filed a lawsuit in the Delaware Court of Chancery (Arkansas Teacher Retirement System v. Alon USA Energy, Inc., et al., Case No. 2017-0453), alleging breach of fiduciary duty claims. Specifically, it alleges that Delek used its position as a purportedly controlling stockholder of Alon’s to obtain buyout terms from Alon at an unfairly discounted price, and that the defendant Alon directors breached their fiduciary duties allegedly owed to the plaintiff stockholder and purported class by engaging in conduct that led to the sale of Alon shares at an unfairly discounted price. The plaintiff has asked the Delaware Chancery Court to, among other things, award damages to the plaintiff and purported class in an amount to be determined at trial, award additional shares of our common stock to the plaintiff and purported class and award the plaintiff attorneys’ and experts’ fees. Although we believe the plaintiff’s claims are without merit, we cannot predict the outcome of or estimate the possible loss or range of loss from this litigation. The parties are currently engaged in discovery and a trial date is currently scheduled in June 2021.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

54 |

Market for Equity, Stockholder Matters, and Purchase of Equity Securities
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock is traded on the New York Stock Exchange under the symbol "DK." As of February 19, 2021, there were approximately 25 common stockholders of record. This number does not include beneficial owners of our common stock whose stock is held in nominee or "street name" accounts through brokers.
Dividends
In the fourth quarter of 2020, we suspended our quarterly dividend on our common stock. The Board of Directors will continue to monitor the Company's liquidity and will determine whether, and if so when, it is appropriate to resume paying dividends. There can be no assurance the Company will resume paying dividends on our common stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended December 31, 2020 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2020	—	$—	—	$229,724,248
November 1 - November 30, 2020	—	—	—	229,724,248
December 1 - December 31, 2020	—	—	—	229,724,248
Total	—	$—	—	N/A

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

55 |

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
The following graph compares cumulative total returns for our stockholders to the Standard and Poor's 500 Stock Index and a market capitalization weighted peer group selected by management for the five-year period commencing December 31, 2015 and ending December 31, 2020. The graph assumes a $100 investment made on December 31, 2015. Each of the three measures of cumulative total return assumes reinvestment of dividends. The 2020 peer group is comprised of CVR Energy, Inc. (NYSE: CVI), HollyFrontier Corporation (NYSE: HFC), Marathon Petroleum Corporation (NYSE: MPC), PBF Energy, Inc. (NYSE: PBF), Phillips 66 (NYSE: PSX), and Valero Energy Corporation (NYSE: VLO). The stock performance shown on the graph below is not necessarily indicative of future price performance.

ITEM 6. RESERVED

56 |

Management's Discussion and Analysis
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the outbreak of COVID-19 and the actions of members of the OPEC and Russia with respect to oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning our planned capital expenditures by segment for 2021, possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
•changes in the cost or availability of transportation for feedstocks and refined products; and
•other factors discussed under Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our other filings with the SEC.
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

57 |

Management's Discussion and Analysis
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
Business and Economic Environment
The outbreak of the COVID-19 Pandemic has resulted in significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through both voluntary and mandated social distancing, curfews, shutdowns and expanded safety measures have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity which has had a significant impact on the nature and extent of travel. The COVID-19 Pandemic has had a devastating impact on the airline industry, dramatically reducing the number of domestic flights and, due to foreign travel bans and immigration restrictions abroad as well as traveler concerns over exposure, virtually eliminating international travel originating from the U.S. to many parts of the world. Additionally, the COVID-19 Pandemic has had a significant negative impact on motor vehicle use. As a result, there has also been a decline in the demand for, and thus also the market prices of, crude oil and certain of our products, particularly our refined petroleum products and most notably gasoline and jet fuel. In April and June 2020, agreements were reached to cut oil production between the members of OPEC+ as part of the efforts to resolve the oil production disputes that significantly affected crude oil prices beginning in the first quarter of 2020 (the "OPEC Production Disputes"), and to provide stability in the oil markets. While OPEC+ have reached an agreement to cut oil production, the uncertainty about the duration of the COVID-19 Pandemic has caused storage constraints in the U.S. resulting from over-supply of produced oil. Based on these conditions and events, downward pressure on commodity prices, crack spreads and demand remains a significant risk and could continue for the foreseeable future.
During the latter part of 2020, governmental authorities in various states across the U.S., particularly those in our Permian Basin and U.S. Gulf Coast regions, began to lift many of the restrictions created by actions taken to slow down the spread of COVID-19. Additionally, during the fourth quarter 2020, the availability of multiple viable vaccines was announced and since have begun distribution. These actions have resulted in an increase in the level of individual movement and travel and, in turn, an increase in the demand for some of our products relative to earlier in the year, as well as an improvement in the forward curve and pricing outlooks for crude oil prices and crack spreads. These improvements have likewise led to improvement in the equity market capitalization of public companies in the midstream and downstream oil and gas sectors. However, many of the states where such restrictions were lifted also experienced a marked increase in the spread of COVID-19 and many governmental authorities in such areas have responded by reimposing certain restrictions they had previously lifted. This response, as well as the increased infection rates, impacts regions that we serve and could significantly impact demand in ways that we cannot predict. Additionally, increased infection rates could impact our refining, logistics and retail operations, particularly in high-infection states, if our employees are personally affected by the illness, both through direct infection and quarantine procedures.
Identified Uncertainties Impacting Delek
During the year ended December 31, 2020, Delek experienced the impact on demand and pricing of these unprecedented conditions, most notably in our refining segment. Our business and our 2020 results reflect the impact of decreased demand combined with decreased crack spreads. We also experienced operational constraints, including COVID-19 infections at certain of our company locations that resulted in re-imposed or expanded remote work policies and quarantine protocols. And we continue to face risk from our suppliers and customers who are being affected by similar challenges.
We have identified the following known uncertainties resulting from the ongoing COVID-19 Pandemic:
•Significant declines and/or volatility in prices of refined products we sell and the feedstocks we purchase as well as in crack spreads resulting from the COVID-19 Pandemic could have a significant impact on our revenues, cost of sales, operating income and liquidity;
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
•The decline in demand and margins impacting current results and forecasts could result in impairments in certain of our long-lived or indefinite-lived assets, including goodwill, or have other financial statement impacts that cannot currently be anticipated (See further discussion in Note 2 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K);

58 |

Management's Discussion and Analysis
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
•Equity method investees may be significantly impacted by the COVID-19 Pandemic which may increase the risk of impairment of those investments;
•Access to capital markets may be significantly impacted by the volatility and uncertainty in the oil and gas market specifically which could restrict our ability to raise funds; while our current liquidity needs are managed by existing facilities, sources of future liquidity needs may be impacted by the volatility in the debt market and the availability and pricing of such funds as a result of the COVID-19 Pandemic; and
•The U.S. Federal Government has enacted certain stimulus and relief measures, including the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") passed on March 27, 2020, and is continuing to consider additional relief legislation. Beyond the direct impact of existing legislation on Delek in the current period, the extent to which the provisions of the existing or any future legislation will achieve its intention to stimulate or provide relief to the greater U.S. economy and/or consumer, as well as the impact and success of such efforts, remains unknown.
Other uncertainties related to the impact of the COVID-19 Pandemic as well as global geopolitical factors may exist that have not been identified or that are not specifically listed above, and could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. Actions taken by OPEC+ in April and June 2020, including the agreement for management of crude oil supply in the hopes of contributing to market stabilization (the "Oil Production Cuts"), as well as the U.S. Federal Government's passage and/or enactment of additional stimulus and relief measures, as well as their future actions may impact the extent to which the risk underlying these uncertainties are realized. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under U.S. GAAP, we have considered them in the preparation of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Delek's Response to the Continuing Impact of the Pandemic and the Identified Uncertainties
In addition, management continues to actively respond to the continuing impact of the COVID-19 Pandemic on our business. Such efforts include (but are not limited to) the following:
•Reviewing planned production throughputs at our refineries and planning for optimization of operations;
•Coordinating planned maintenance or turnaround activities with possible downtime as a result of possible reductions in throughputs;
•Searching for additional storage capacity if needed to store potential builds in crude oil or refined product inventories;
•Finding additional suppliers for key or specialty items or securing inventory or priority status with existing vendors;
•Reducing planned capital expenditures as compared to pre-Pandemic levels;
•Suspending the share repurchase program and dividend distributions until our internal parameters are met for resuming such activities;
•Taking advantage of the income and payroll tax relief afforded to us by the CARES Act or other Pandemic relief legislation;
•Implementing regular site cleaning and disinfecting procedures;
•Adopting remote working where possible, and mandating masks and social distancing protocols where on-site operations are required;
•Identifying alternative financing solutions to enhance our access to sources of liquidity; and
•Enacting cost reduction measures across the organization, including reducing contract services, reducing overtime and other employee related costs, workforce reduction and reducing or eliminating non-critical travel.
The most significant of these efforts to date as well as specifically identified measures that are anticipated in the near term, in terms of realized or anticipated impact on our financial results, include the following:

59 |

Management's Discussion and Analysis
•For the year ended December 31, 2020 pursuant to the provisions of the CARES Act, we recognized $16.8 million of current federal income tax benefit attributable to anticipated tax refunds from net operating loss carryback to prior 35% tax rate years, and deferred $10.9 million of payroll tax payments which will be payable in equal installments in December 2021 and December 2022. Additionally, we recorded an income tax receivable totaling $156.2 million as of December 31, 2020 related to the net operating loss carryback, which we expect to collect $135.6 million in the first half of 2021 and the remaining balance within eighteen months.
•Beginning in the second quarter 2020, we made significant efforts to reduce our capital spending, particularly on growth and non-critical sustaining maintenance projects. As a result, we spent $239.6 million in capital expenditures (as discussed further in the "Capital Spending" section of the "Liquidity and Capital Resources" section of Item 7. Management's Discussion and Analysis) during the year ended December 31, 2020 compared to our initial full-year forecast included in our December 31, 2019 Annual Report on Form 10-K of $325.7 million. See the "Liquidity and Capital Resources" section of Item 7. Management's Discussion and Analysis for further information.
•In light of the weak macro-economic environment, we elected to pull forward turnaround work into the fourth quarter of 2020 on certain units at the Krotz Springs refinery that is being conducted on a straight-time basis. This allowed us to continue running the more profitable units of the refinery and should help improve economics toward a break-even level. After this work is complete in the first quarter of 2021 and depending on market conditions, we have the flexibility to optimize operations at Krotz Springs by operating only the units that are producing favorable margins, thereby reducing unnecessary operating expenses, or moving back to full utilization at the facility, should the macro-economic environment and margins improve.
•Additionally, we have developed a cost savings plan for 2021 designed to significantly reduce operating expenses and general and administrative expenses. The majority of the expected operating expenses reduction is attributable to the temporary unit optimization at the Krotz Spring refinery, while other efforts such as targeted budgeting around outside contractor expenses and deferral of certain non-critical, non-capitalizable maintenance activities are also expected to have a favorable impact. Furthermore, both operating and general and administrative expenses have been and will continue to be favorably impacted by a cumulative reduction in workforce, the first of which began in the second quarter 2020 and was completed in the fourth quarter. Reductions in workforce are made possible in large part by significant efforts to improve process efficiency and leverage technology where cost-effective. For the year ended December 31, 2020, we have incurred incremental severance costs of $8.5 million related to these workforce reductions.
•Finally, we elected to suspend dividends beginning in the fourth quarter 2020 in order to conserve capital. We expect this will help us maintain our liquidity and manage our cost of capital during periods impacted by the Pandemic, and we also believe it will provide us with flexibility to pursue opportunities to provide value to investors with respect to our stock price, which we believe is undervalued.
The combination of these efforts are expected to have a favorable impact on cash flows in 2021 as well as our operations process effectiveness, which will improve our liquidity positioning and operational flexibility and response in anticipation of the continued economic impacts of the COVID-19 Pandemic. See the "Liquidity and Capital Resources" section of Item 7. Management's Discussion and Analysis of this Annual Report on Form 10-K for further information.
The extent to which our future results are affected by the COVID-19 Pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the Pandemic; additional actions by businesses and governments in response to the Pandemic, and the speed and effectiveness of responses to combat the virus and any new variants. The COVID-19 Pandemic, and the volatile regional and global economic conditions stemming from the Pandemic, could also exacerbate the risk factors identified in the "Risk Factors"' section located in Item 1A. of this Annual Report on Form 10-K. The COVID-19 Pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.
Significant Subsequent Events
During February 2021, the Company experienced a severe weather event at the Tyler, El Dorado and Krotz Springs refineries, resulting in units being temporarily shut down and damages to parts of the facilities due to extreme freezing conditions. The Company is currently determining the financial impact of the event and expects to incur certain recovery costs and repair costs. Additionally, the severe weather conditions and the resultant industry downtime have caused energy prices to rise in certain regions where we operate, which are expected to result in additional operating expenses for the refineries impacted until such time that supply is restored and energy prices stabilize. As a result of this event and the related outages at our El Dorado refinery, we expect to accelerate certain of our planned turnaround activities to coincide with repairs of any damaged units, therefore optimizing and limiting our downtime.
On February 27, 2021, our El Dorado refinery experienced a fire in its Penex unit, in which six Delek employees were injured. Our on-site emergency response team, with the assistance of the El Dorado Fire Department, extinguished the fire, and we immediately began to monitor the air quality within the refinery and the community and have detected no adverse impacts as of the date of this Annual Report on Form 10-K. Our most critical focus, however, is on the safety of our employees, contractors and neighbors. While all of our facilities have rigorous, well-documented safety controls, a full investigation will be launched as soon as possible, consistent with our dedication to Safety as a Core Value.
The facility was in the process of undergoing turnaround activity, so there are no operational disruptions as a result of the fire. Although we are in the preliminary stages of assessing the extent of damages, we do not believe that this incident will have a material adverse effect on our results of operations.

60 |

Management's Discussion and Analysis

Refining Overview
The refining segment (or "Refining") processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 bpd as of December 31, 2020. A high-level summary of the refinery activities is presented below:

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

Logistics Overview
Our logistics segment (or "Logistics") gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and West Texas for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics (NYSE: DKL), where we owned an 80.0% interest at December 31, 2020. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets, and a substantial majority of its assets are currently integral to our refining and marketing operations. Logistics' pipelines and transportation business owns or leases capacity on approximately 400 miles of crude oil transportation pipelines, approximately 450 miles of refined product pipelines, and approximately 900-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 10.2 million barrels of active shell capacity. It also owns and operates nine light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. On March 31, 2020, Logistics acquired from another of our segments approximately 200 miles of gathering and ancillary assets located in Howard, Borden and Martin Counties, Texas. In May 2020, Logistics acquired from another of our segments certain leased and owned tractors and trailers and related assets, and subsequently owns or leases approximately 264 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.

Retail Overview
Our retail segment (or "Retail") at December 31, 2020 includes the operations of 253 owned and leased convenience store sites located primarily in Central and West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline and diesel under the DK or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and DK or Alon brand names pursuant to a license agreement with 7-Eleven, Inc. In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination and subsequent amendment require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the termination. As of December 31, 2020, we have removed the 7-Eleven brand name at 57 of our store locations. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In connection with our Retail strategic initiatives, we closed or sold 46 under-performing or non-strategic store locations since the fourth quarter of 2018.

Corporate and Other Overview
Our corporate activities, results of certain immaterial operating segments, discontinued operations, our recently commenced wholesale crude operations, and intercompany eliminations are reported in 'corporate, other and eliminations' in our segment disclosures.

61 |

Management's Discussion and Analysis

Strategic Overview
The Company's overall strategy is to take a disciplined approach that looks to balance returning cash to our shareholders and prudently investing in the business to support safe and reliable operations, while exploring opportunities for growth. Our goal has been to balance the different aspects of this program based on evaluations of each opportunity and how it matches our strategic priorities for the company, while factoring in market conditions and expected cash flows.
In 2019, Delek’s leadership team built a Five-Year Strategic Framework to facilitate development of the Company’s strategies and initiatives. This framework lays out the Company’s overarching objectives for a five-year period and provides the foundation for our Core Strategic Focus Areas, our Strategic Initiatives, and ultimately our Annual Strategic Priorities, as follows:
Five-Year Strategic Framework
Our Five-Year Strategic Framework consisted of the following overarching objectives:
I.Become nationally recognized for safety and wellness leadership.
II.Maximize return on assets through best-in-industry reliability and integrity.
III.Improve efficiency and execution through development of systems and processes.
IV.Identify and manage risks to improve decision-making and increase profitability.
V.Significantly increase overall earnings.
These overarching objectives are supported by strategic focus areas, which inform the priorities of each segment’s initiatives, while our overall strategy has been and continues to be to take a disciplined approach that looks to balance returning cash to our shareholders and prudently investing in the business to support safe and reliable operations, while exploring opportunities for growth.
Core Strategic Focus Areas
Our strategic focus areas and plans must balance the different aspects of our Five-Year Strategic Framework based on evaluations of each opportunity and how it matches our strategic goals for the company, while factoring in market conditions and expected cash generation. Recognizing the significance of the economic impact of the COVID-19 Pandemic (and, earlier in the year, the OPEC Production Disputes), we re-calibrated our 2020 strategy to ensure we were identifying the significant uncertainties arising from and related to the Pandemic in order to be responsive and proactive regarding the risks that those uncertainties created (as discussed above). That said, our modified 2020 strategy as well as our 2021 strategy are still centered around the following strategic focus areas:
I.     Safety and wellness.
II.    Reliability and integrity.
III.    Systems and processes.
IV.    Risk-based decision making.
V.     Positioning for growth.

62 |

Management's Discussion and Analysis
We believe that these Core Strategic Focus Areas are just as relevant in the Pandemic environment as they are in more stable economic conditions, and are representative of our desire to maximize the opportunities both within and external to the organization in a way that is innovative and forward-thinking while simultaneously managing risk and incorporating some of the strategies that have been essential to our story so far and are part of who we are as a company.
Strategic Initiatives
Building on the Five-Year Strategic Framework and the Core Strategic Focus Areas, we developed the following Strategic Initiatives:

2020 Strategic Priorities - A Look Back
All of the elements above are a critical evolution to how we determine our strategic priorities for a particular year, under normal conditions. There were many unforeseen external factors impacting our operations and the economic environment during 2020, but we took that as a challenge rather than a derailment, and we used it as an opportunity to evaluate the fundamentals of our strategy. What we found is that the unforeseen events and conditions arising as a result of the Pandemic reinforced the importance of our Framework and our Focus Areas, and validated the relevancy of not only our Initiatives, but also of our previously identified 2020 Strategic Priorities. These Strategic Priorities are outlined below.
2020 Strategic Priorities
•Maintain and continue to enhance our safe operations and commitment to responsible corporate citizenship. A central focus is to enhance the safety across our organization. It is a core value at Delek and we work day-to-day to ingrain this into our culture. The organization is focused on Environment/Health/Safety, Employee Engagement, Community Commitment and Ethics/Governance in an effort to have safe and compliant operations for the benefit of our employees, communities, customers and shareholders.
◦Our successes in this area included continued focus on safety across our organization, as well as the completion of our first ever Sustainability Report, and improving our performance and executing on our plans for environmental, social and governance responsibility (or "ESG") continues to be a priority for us.
•Broaden our winning culture. As a growing organization, we want to develop a culture that can support its success. Our core values: Safety, Integrity, Maximize Value, Passion for Winning & Excellence, Growth Oriented and Commitment are guiding factors in the way we do business. We are committed to investing in our people to expand our knowledge base through training, systems and processes with a goal to retain the ability to act quickly as we grow.
◦We had significant constraints on costs and investment during 2020 as a result of the Pandemic, and even a workforce reduction. But that is when we really saw the returns from our investments in getting the right people, who in turn have been creating and improving our processes and helping us lay the groundwork for system upgrades that will be key to our continued growth and success. The success of these efforts to date was particularly evident this year in terms of how we have managed our business and our risk in the COVID-19 Pandemic economic environment.
•Enhance our integrated platform. Our integrated platform allows us to purchase a barrel of crude oil at the wellhead, transport crude oil to our refineries to produce finished products then transport it to our retail network or third parties. Enhancing this platform we believe will maximize our return on investments and opportunities for growth.

63 |

Management's Discussion and Analysis
◦In 2020, projects such as the dropdown of gathering and trucking assets to Logistics, our involvement and investment in the expansion of Logistics and other pipeline joint venture systems, and the development of wholesale crude sales channels for excess gathered barrels, are all examples of the continuous effort to enhance our existing platform.
•Diversify our business model through growth in our midstream operations. We executed initiatives in 2019 to develop our midstream operations through construction of the Big Spring Gathering System, entering into joint ventures for the Red River and Wink to Webster pipelines, with the intention to use our cash flow and strong balance sheet to diversify our earnings mix by increasing the size of our more stable midstream business.
◦We saw continued growth in our midstream operations with strategic dropdowns of the Big Spring Gathering System and trucking assets to Delek Logistics and expansions of the pipeline capacity under Logistics' Red River joint venture investment, both of which provided immediate accretive value when we executed the IDR Simplification, as well as long term accretive value through our investment in Delek Logistics.
•Maximize operational efficiencies. This extends to all aspects of the organization. From back office processes and systems to the operating assets in refining, logistics and retail. By safely maximizing our efficiencies, reliability and asset integrity, we should enhance our competitiveness and free cash flow generation potential. In a commodity based environment that changes quickly, we are consistently focused on executing on factors that are within our control.
◦In light of the Pandemic and the resulting decline in commodity prices and crack spreads, we quickly shifted our focus away from capital growth projects in the early part of 2020. This provided us with the opportunity to focus our team's considerable efforts and talent on process improvement initiatives, cost control measures, and opportunities for innovation. As a result, we have implemented new technologies, processes and other changes that are already having a positive effect on safety (e.g., we now have more structured safety protocols), our costs (e.g., operating expenses significantly declined in 2020 compared to the prior year), and our operational effectiveness (e.g., our cost and contractor management process and system improvements are positively impacting our ability to monitor and manage our capital spend).
•Create organizational scalability to support growth. A challenge of a growing company is that sometimes it comes in large steps, which can stretch an organization. We are focused on developing our systems and processes, improving efficiencies and retaining knowledge within the organization to create a structure that is scalable as we grow in the future.
◦As referenced above, we have implemented new technologies, processes and other changes that we believe are already having a positive effect on safety, our costs, and our operational effectiveness. These represent fundamental cultural changes that we expect will position us well to implement other planned process and system improvements in the near term, and better position us for scalable growth.
•Use our financial flexibility and cash flow to create shareholder value. Delek is focused on managing the cash flow of our business to support a capital allocation program that includes: 1) returning cash to shareholders through dividends and share repurchases, 2) applying a disciplined approach to investing in our business and 3) growing through acquisitions all of which combine to serve our overarching goal of increasing long-term value for our shareholders, while also actively managing cash flow and financial risk during periods of negative economic pressure.
◦Even during this unprecedented year, we have achieved successes in this area, both in terms of strategic transactions that enhance shareholder value and in terms of managing our cash flow and financial risk so that we are protecting our shareholders' investments in Delek as best we can. See the section below, as well as the "Liquidity and Capital Resources" section of Item 7. Management's Discussion and Analysis of this Annual Report on Form 10-K for further information.
The following section highlights some of the specific significant developments and successes realized during 2020.
2020 Significant Developments
With these objectives and priorities serving as our guiding principles, and applying the short-term measures to mitigate the impact of the COVID-19 Pandemic and the OPEC Production Disputes described in the 'Business Overview' above, we are pleased to report that we have achieved the following successes during 2020:
Transactions designed to maximize return on assets and shareholder value
Investment in Midstream Ventures
In July 2019, we acquired a 15% ownership interest in Wink to Webster Pipeline LLC (the "WWP Joint Venture"), which we subsequently contributed to a non-recourse financing joint venture with MPLX (who likewise contributed their 15% interest in the WWP Joint Venture) as collateral for and in service of the related project financing (the "WWP Project Financing JV") effective February 21, 2020, in exchange for a 50% interest in the WWP Project Financing JV. The WWP Joint Venture is constructing and will operate a crude oil pipeline system from Wink, Texas to Webster, Texas along with certain pipelines from Webster, Texas to other destinations in the Texas Gulf Coast area that are expected to span approximately 650 miles at completion. Construction of the crude oil pipeline system remains on schedule, and the main segment of the pipeline system commenced operations in the fourth quarter of 2020, with additional segments expected to be placed in service throughout 2021. It is anticipated that capital contributions required of the 15% ownership interest we contributed to the WWP Project

64 |

Management's Discussion and Analysis
Financing JV will total approximately $340 million to $380 million over the course of construction, the majority of which will be financed under the nonrecourse financing facility of the WWP Project Financing JV. Distributions received from the WWP Joint Venture through the WWP Project Financing JV will first be applied in service of the related project financing debt, with excess distributions being made to the members of the WWP Project Financing JV. The obligations of the members under the WWP Project Financing JV HoldCo LLC Agreement are guaranteed by the parents of the members of the WWP Project Financing JV. See further discussion in Note 7 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Transactions with Delek Logistics
Effective August 13, 2020, Delek Logistics completed a restructuring transaction to eliminate the incentive distribution rights held by us and convert the 2.0% economic general partner interest into a non-economic general partner interest, in exchange for total consideration consisting of $45.0 million in cash and 14.0 million newly issued common limited partner units (as previously defined, the "IDR Simplification"). Contemporaneously, we repurchased a 5.2% ownership interest in Delek Logistics GP, LLC, the general partner of Delek Logistics from certain of our affiliates, who are also members of the general partner's management and board of directors, for $23.1 million in cash. Subsequent to these transactions, we owned 34,745,868 common limited partner units, increasing our ownership to 80.0% of the outstanding common units, and 100% of the outstanding interest in the general partner.
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
Effective March 31, 2020, Delek Logistics, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Big Spring Gathering System, located in Howard, Borden and Martin Counties, Texas, from Delek. Delek Logistics will operate and maintain the Big Spring Gathering System connecting our interests in and to certain crude oil production with the Delek Logistics' Big Spring, Texas terminal and provide gathering, transportation and other related services. The total consideration was comprised of $100.0 million in cash and 5.0 million common limited partner units in Delek Logistics. The cash component of this dropdown was financed with borrowings on the Delek Logistics Credit Facility (as defined in Note 8 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Finally, in March 2020, we purchased 451,822 common limited partner units in Delek Logistics from a public investor for approximately $5.0 million. See further discussion in Note 6 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Sale of Bakersfield Non-Operating Refinery
On May 7, 2020, we sold our equity interests in Alon Bakersfield Property, Inc., an indirect wholly-owned subsidiary that owns our non-operating refinery located in Bakersfield, California, to a subsidiary of Global Clean Energy Holdings, Inc. (“GCE”) for total cash consideration of $40.0 million. GCE intends to repurpose the refinery into a renewable diesel plant. As part of the transaction, GCE granted a call option to Delek to acquire up to a 33 1/3% limited member interest in the acquiring subsidiary of GCE for $400 per unit (up to $13.3 million), subject to certain adjustments. Such option is exercisable by Delek through the 90th day after GCE demonstrates commercial operations, as contractually defined. See further discussion in Note 4 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Transactions designed to minimize the cost of capital/manage financial risk exposures
Amendment and Restated Supply and Offtake Agreements
In April 2020, we amended and restated our three Supply and Offtake Agreements to amend and extend the terms to December 30, 2022, with J. Aron having the sole discretion to further extend to May 30, 2025 by providing at least six months notice prior to the current maturity date. As part of this amendment, there were changes to the underlying market index, annual fee, the crude purchase fee, crude roll fees and timing of cash settlements related to periodic price adjustments on the fixed differential component of the Baseline Volume Step-Out Liabilities. The amendments provide us dedicated financing for the inventory covered through at least December 2022, and certain specific market-indexed provisions improve our ability to manage our exposure to commodity price volatility during the term of the agreements. See further discussion in Note 10 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
2020 Amendment to the Term Loan Credit Facility
On May 19, 2020, we amended the Term Loan Credit Facility agreement (as defined in Note 11 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K) and borrowed $200.0 million in aggregate principal amount of incremental term loans (the “Third Incremental Term Loan”) at an original issue discount of 7.00%, requiring

65 |

Management's Discussion and Analysis
quarterly principal amortization payments of $0.5 million commencing on June 30, 2020. There are no restrictions on the Company's use of the proceeds of the Third Incremental Term Loan, and the proceeds may be used (i) for general corporate purposes and (ii) to pay transaction fees and expenses associated with the Third Incremental Term Loan. See further discussion in Note 11 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Dividend Suspension
On November 5, 2020, we announced that we have elected to suspend dividends beginning in the fourth quarter of 2020 in order to conserve capital. Our previous quarterly cash dividend amounts ranged between $0.27 to $0.30 per share for dividends paid throughout 2019 and was $0.31 per share for the dividends paid during each of the previous three quarterly periods of 2020. The declaration, amount and payment of any future dividends on our common stock will be at the sole discretion of our Board of Directors.
Share Repurchases
During the year ended December 31, 2020, Delek repurchased 58,713 shares for an aggregate purchase price of $1.9 million under the most recent share repurchase plan which provided for repurchases up to $500.0 million and was approved by the Board of Directors on November 6, 2018. As of December 31, 2020, there remained $229.7 million available for repurchases under the most recent repurchase plan. In our efforts to conserve capital, for the time being, we have temporarily suspended the repurchase of shares. See further discussion in Note 22 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

A Look to the Future: Our 2021 Strategic Priorities
As we move forward, we are increasingly optimistic about our outlook, and we have identified five strategic priorities for 2021 that continue to be rooted in our Five-Year Strategic Framework, linked to our Core Strategic Focus Areas, and driven by our Strategic Initiatives discussed above. Our 2021 Strategic Priorities are presented below.
2021 Strategic Priorities
Building on the continuation of our Five-Year Strategic Framework and the Core Strategic Focus Areas, we have developed and are optimistic about the following 2021 Strategic Initiatives:
•Maintain and Continue to Enhance Our Safe Operations. We are proud of our commitment to safety as a core value of the company, and this commitment is reflected in our continuous improvement in DART (days away, restricted or transferred) and TRIR (total recordable incident rate) metrics since 2016. According to the American Fuel & Petrochemical Manufacturers trade association, Delek ranks second overall in these safety metrics among companies operating multiple refineries. The retail business unit’s TRIR is half the industry average.
•Drive EBITDA and Cash Flow Improvement. In 2020, the company acted decisively by adapting to the challenging macro environment and delivering significant cost savings. We plan to maintain and enhance our cost containment efforts in 2021. Simultaneously, initiatives for margin improvements through optimization are underway. The combination of these improvements along with a diverse asset base should lead to a lower cash flow break-even profile in the future.
•Develop and Utilize Systems, Processes and Technology to Improve Operations. Recognizing that the energy industry remains behind the curve in terms of technological advancements, and that Delek has a long history of being nimble, we have added innovation to our core values. Our vision is to use select technologies and implement advanced systems and processes to achieve further, more structural cost reductions, operational improvements and asset optimization over the medium to longer term. Through our focus on innovation, we expect to enhance the competitiveness of the portfolio within the industry.
•Ongoing Commitment to ESG. At Delek, we understand the importance of ESG and the growing role it plays with all stakeholders, as well as within an investment management framework. Therefore, we were pleased that the sustainability report we published in 2020 was well-received, yielding improved scoring from multiple rating agencies. However, we are still relatively early in our ESG journey, and we are striving for progressive improvements over time in terms of underlying performance metrics and disclosure in all ESG categories. We are taking a holistic approach to addressing the evolving and challenging requirements of ESG by gleaning fresh ideas and feedback from business leaders and employees throughout the organization. One example is our de-carbonization steering committee that involves members of each business unit and attempts to generate leading-edge solutions to improve our carbon footprint while maximizing long-term returns on our capital investments.
•Laying the Foundation for Future Growth. Delek was built through a history of strategic acquisitions, with a strong track record of seamless integration. We understand that difficult macro environments often create acquisition opportunities or prospects to pivot strategically. After focusing mainly on improving our cash flow break-even profile through reduced capital expenditures and operating costs in 2020, we are emerging from this downturn with an improved cost structure, a healthy balance sheet and opportunities to pursue future growth. We are constantly evaluating the optimal investment options available in our various business units and comparing the potential returns of both organic and inorganic opportunities. In the constantly evolving energy landscape, Delek remains strong, nimble and well-positioned to capture opportunities.

66 |

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
The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods over the past three years. As shown in the historical graph, over the past three years WTI Midland crude prices have generally been favorable as compared to WTI Cushing, though that trend reversed slightly in the fourth quarter 2019 and third quarter of 2020.

Crack Spreads
Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks and crude oil and refined products. Generally, crack spreads represent the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel.
The table below reflects the quarterly average Gulf Coast 5-3-2 ULSD, 3-2-1 and 2-1-1 crack spreads for each of the quarterly periods over the past three years. As the chart illustrates, the 3-2-1 crack spread has outperformed the 5-3-2 and the 2-1-1 crack spreads in certain periods. In such conditions, things being equal (i.e., near-capacity throughputs and no significant outages), our Big Spring refinery, whose benchmark is the 3-2-1 crack spread, should outperform our other refineries in terms of refining margin.

67 |

Management's Discussion and Analysis
Crack spreads are impacted by the price of refined products as compared to the price of crude oil and therefore may narrow or widen based on different trends in those market prices, or lags in one commodity pricing change versus the other. For example, the average Gulf Coast 5-3-2 ULSD crack spread per barrel remained relatively steady at $8.18 in 2020 compared to $15.77 in 2019, despite Gulf Coast price of gasoline (CBOB) decreasing 33.1%, from an average of $1.63 per gallon in 2019 to $1.09 per gallon in 2020, which indicates that decreases in feedstocks trended similarly. As a result, while, in such circumstances, total revenues for gasoline and corresponding cost of materials and other will be lower (assuming consistent volumes), refining margins would remain relatively flat year-over-year. Thus, while fluctuations in refined product prices will significantly impact our top line revenue (assuming consistent volumes), crack spread has greater direct impact on our margins.

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
In addition to decreases in the price of CBOB gasoline, the Gulf Coast price of High Sulfur Diesel decreased 40.2%, from an average of $1.76 per gallon in 2019 to $1.06 per gallon in 2020. The Gulf Coast price of Ultra Low Sulfur Diesel decreased 36.6% from an average of $1.88 per gallon in 2019 to $1.19 per gallon in 2020. The charts below illustrate the quarterly average prices of Gulf Coast Gasoline, U.S. High Sulfur Diesel and U.S. Ultra Low Sulfur Diesel over the past three years.

Crude Pricing Differentials
As U.S. crude oil production has increased over recent years, domestic producers have benefited from the discount for WTI Cushing compared to Brent, a global benchmark crude. This generally leads to higher margins in our refineries as refined product prices are influenced by Brent crude prices and the majority of our crude supply is WTI-linked. The average discount for WTI Cushing compared to Brent increased to $3.54 during 2020 from $7.13 during 2019. We note similar historical trends when reviewing the discount for LLS compared to WTI Cushing, where the average discount decreased to $1.67 during 2020 from $5.66 during 2019. Additionally, our refineries continue to have relatively greater access to WTI Midland and WTI Midland-linked crude feedstocks compared to certain of our competitors. The average discount for WTI Midland compared to WTI Cushing decreased to $(0.13) during 2020 from $0.68 during 2019. As these discounts shrink or become premiums, our reliance on WTI-linked crude pricing, and specifically WTI Midland crude can negatively impact our results. Conversely, as these price discounts increase, so does our competitive advantage, created by our access to WTI-linked crude oil pricing, and specifically WTI Midland crude sources through our gathering systems.

68 |

Management's Discussion and Analysis
The chart below illustrates the differentials of both Brent crude oil and WTI Midland crude oil as compared to WTI Cushing crude oil as well as WTI Cushing as compared to LLS over the past three years.

Crude Oil Discount (Premium)
(Average per Barrel)
$4.32
$2.93
$0.38
$6.93
$8.10
$4.99
$14.35
$6.13
$4.51
$8.72
$7.51
$6.33
$8.96
$7.49
$1.17
$8.64
$7.26
$2.24
$5.63
$4.18
$0.28
$5.52
$3.80
$(0.92)
$4.91
$2.06
$0.06
$4.32
$1.53
$—
$2.47
$1.58
$(0.15)
$2.55
$1.51
$(0.44)
Q1 2018
Q2 2018
Q3 2018
Q4 2018
Q1 2019
Q2 2019
Q3 2019
Q4 2019
Q1 2020
Q2 2020
Q3 2020
Q4 2020
LLS/WTI Cushing
WTI Cushing/Brent
WTI Cushing/WTI Midland

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

69 |

Management's Discussion and Analysis
Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions):

Summary Statement of Operations Data	Year Ended December 31,
	2020	2019
Net revenues	$7,301.8	$9,298.2
Total operating costs and expenses	8,029.8	8,805.9
Operating (loss) income	(728.0)	492.3
Total non-operating expenses, net	35.1	89.6
(Loss) income before income tax (benefit) expense	(763.1)	402.7
Income tax (benefit) expense	(192.7)	71.7
(Loss) income from continuing operations, net of tax	(570.4)	331.0
Income from discontinued operations, net of tax	—	5.2
Net (loss) income	(570.4)	336.2
Net income attributed to non-controlling interests	37.6	25.6
Net (loss) income attributable to Delek	$(608.0)	$310.6

We report operating results in three reportable segments:
•Refining
•Logistics
•Retail
Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.

70 |

Management's Discussion and Analysis
Results of Operations
Consolidated Results of Operations — Comparison of the Year Ended December 31, 2020 versus the Year Ended December 31, 2019
Net Income
Consolidated net loss for the year ended December 31, 2020 was $570.4 million compared to net income of $336.2 million for the year ended December 31, 2019. Consolidated net loss attributable to Delek for the year ended December 31, 2020 was $608.0 million, or $(8.26) per basic share, compared to net income of $310.6 million, or $4.10 per basic share, for the year ended December 31, 2019. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
We generated net revenues of $7,301.8 million and $9,298.2 million during the years ended December 31, 2020 and 2019, respectively, a decrease of $1,996.4 million, or 21.5%. The decrease in net revenues was primarily due to the following:
•in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 33.1%, ULSD of 36.6%, and High-Sulfur diesel ("HSD") of 40.2%;
•in our retail segment, decreases in fuel sales volumes due to demand slowdown as a result of the COVID-19 Pandemic and reduction in average number of stores, as well as a 17.5% decrease in average price charged per gallon; partially offset by an increase in merchandise revenue; and
•in our logistics segment, decreases in the average volume sold and sales prices per gallon of gasoline and diesel sold in our West Texas marketing operations, where the average sales prices per gallon of gasoline and diesel sold decreased $0.49 per gallon and $0.71 per gallon, respectively. Such decrease was partially offset by increased revenue associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions.

Operating Costs and Expenses
Cost of Materials and Other
Cost of materials and other was $6,841.2 million for the year ended December 31, 2020, compared to $7,657.2 million for 2019, a decrease of $816.0 million, or 10.7%. The net decrease in cost of materials and other primarily related to the following:
•a decrease in the cost of crude oil feedstocks at the refineries including a decrease in the cost of WTI Cushing crude oil from an average of $56.99 per barrel to an average of $39.89, and a decrease in the cost of WTI Midland crude oil from an average of $56.31 per barrel to an average of $40.02 per barrel;
•a decrease in average volumes sold and the cost of refined products in the logistics segment where the average cost per gallon of gasoline and diesel purchased decreased $0.43 per gallon and $0.66 per gallon, respectively; and
•a decrease in retail fuel cost of materials and other attributable to demand slowdown, a decrease in average cost per gallon of $0.50 and a reduction in average number of stores during the year.
Such decreases were partially offset by:
•a decrease in hedging gains to a loss of $83.4 million recognized during the year ended December 31, 2020 from a gain of $22.8 million recognized during the year ended December 31, 2019
•the (expense) benefit of $(29.2) million related to the change in pre-tax inventory valuation recognized during the year ended December 31, 2020 compared to $52.3 million recognized during the year ended December 31, 2019; and
•a prior period benefit of approximately $77.6 million and $20.7 million related to the BTC and 2018 RINs waivers, respectively, recognized during 2019.

Operating Expenses
Operating expenses (included in both cost of sales and other operating expenses) were $559.8 million for the year ended December 31, 2020 compared to $682.2 million in 2019, a decrease of $122.4 million, or (17.9)%. The decrease in operating expenses was primarily driven by the following:
•decrease in outside service costs across all segments due to cost reduction measures;
•decreases in the refining segment related to lower employee, utilities, catalysts and maintenance costs; and
•decrease in retail operating expenses due to reduction in number of stores.

71 |

Management's Discussion and Analysis

General and Administrative Expenses
General and administrative expenses were $248.3 million for the year ended December 31, 2020 compared to $274.7 million in 2019, a decrease of $26.4 million, or 9.6%. The decrease was primarily driven by the following:
•decrease in contract services due to cost reduction measures;
•decrease in travel related expense due to travel restrictions in place as a result of the COVID-19 Pandemic;
•decrease in loss allowance on a note receivable; and
•decrease in stock-based compensation due to workforce reductions in 2020.
These decreases were partially offset by increases in salaried labor, including severance, partially offset by a decrease in incentive accrual.

Depreciation and Amortization
Depreciation and amortization (included in both cost of sales and other operating expenses) was $267.6 million and $194.3 million for the years ended December 31, 2020 and 2019, respectively, an increase of $73.3 million, or 37.7%, primarily due to the following:
•depreciation associated with assets added during the Big Spring refinery turnaround in the first quarter of 2020, the El Dorado turnaround assets added in the second quarter of 2019 and the addition of the alkylation unit at our Krotz Springs refinery late in the second quarter of 2019; and
•accelerated depreciation of approximately $19.0 million taken in the fourth quarter of 2020 primarily due to the decision to abandon certain property and equipment.

Other Operating Income, Net
Other operating income, net was $13.1 million and $2.5 million for the years ended December 31, 2020 and 2019, respectively, an increase of $10.6 million, primarily due to a gain of $10.8 million on the underlying commodity related to our contract to store crude oil barrels at one of the Strategic Petroleum Reserve locations. Refer to Note 13 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information.

Non-Operating Expenses
Interest Expense
Interest expense was $129.0 million in the year ended December 31, 2020, compared to $131.1 million for 2019, a decrease of $2.1 million, or 1.6%.

Results from Equity Method Investments
We recognized income from equity method investments of $30.3 million for the year ended December 31, 2020, compared to $34.3 million for the year ended December 31, 2019, a decrease of $4.0 million. This decrease was primarily driven by the following:
•an $8.5 million loss from WWP Project Financing Joint Venture primarily due to impairment taken by the underlying WWP Joint Venture.
This decrease was partially offset by an increase in income primarily related to our logistics joint ventures.

Other Non-Operating Expenses, Net
During the year ended December 31, 2020, we recognized a gain of $56.8 million on the sale of our non-operating refinery located in Bakersfield, California. See Note 4 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Other income increased $7.6 million, to $3.5 million during the year ended December 31, 2020, compared to expense of $4.1 million year ended December 31, 2019.

Income Taxes
Income tax expense decreased $264.4 million during the years ended December 31, 2020 compared to the same period for 2019, primarily driven by the following:
•pre-tax loss of $763.1 million compared to pre-tax income of $402.7 million for the years ended December 31, 2020 and 2019, respectively;

72 |

Management's Discussion and Analysis
•an increase in our effective tax rate which was 25.3% compared to 17.8% for the years ended December 31, 2020 and 2019, respectively, primarily due to the following:
◦projected 2020 federal net operating loss carryback to a prior 35% tax rate year creating a 14% tax rate arbitrage;
◦reversal of a valuation allowance attributable to book-tax basis differences in partnership investments reported as a discrete benefit in the first quarter, offset by an increase in valuation allowance on certain state attributes; and
◦exclusion of goodwill impairment expense from taxable income.
•Refer to Note 15 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information.

A detailed discussion of the fiscal year 2019 compared to year-over-year changes from fiscal year 2018 can be found in Part II, Item 7. Management's Discussion and Analysis, "Results of Operations", of our 2019 Annual Report on Form 10-K, filed on February 28, 2020.

73 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

Refining Segment Margins
	Year Ended December 31,
	2020	2019
Net revenues	$5,817.7	$8,798.5
Cost of materials and other	5,745.5	7,528.2
Refining Margin	72.2	1,270.3
Operating expenses (excluding depreciation and amortization)	402.7	492.4
Contribution margin	$(330.5)	$777.9
Contribution margin percentage	(5.7)%	8.8%

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
In addition to the above, it continues to be a strategic and operational objective to manage price and supply risk related to crude oil that is used in refinery production, and to develop strategic sourcing relationships. For that purpose, from a pricing perspective, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. We also enter into future commitments to purchase or sell renewable identification numbers ("RINs") at fixed prices and quantities, which are used to manage the costs of our credits for commitments required by the U.S. Environmental Protection Agency ("EPA") to blend biofuels into fuel products ("RINs Obligation"). Additionally, from a sourcing perspective, we often enter into purchase and sale contracts with vendors and customers or take physical or financial commodity positions for crude oil that may not be

74 |

Management's Discussion and Analysis
used immediately in production, but that may be used to manage the overall supply and availability of crude expected to ultimately be needed for production and/or to meet minimum requirements under strategic pipeline arrangements, and also to optimize and hedge availability risks associated with crude that we ultimately expect to use in production. Such transactions are inherently based on certain assumptions and judgments made about the current and possible future availability of crude. Therefore, when we take physical or financial positions for optimization purposes, our intent is generally to take offsetting positions in quantities and at prices that will advance these objectives while minimizing our positional and financial statement risk. However, because of the volatility of the market in terms of pricing and availability, it is possible that we may have material positions with timing differences or, more rarely, that we are unable to cover a position with an offsetting position as intended. Such differences could have a material impact on the classification of resulting gains/losses, assets or liabilities, and could also significantly impact refining contribution margin.
Finally, as part of our overall business strategy, we regularly evaluate opportunities to expand our portfolio of businesses and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations.

75 |

Management's Discussion and Analysis

Refinery Statistics
	Year Ended December 31,
	2020	2019
Tyler, TX Refinery
Days in period	366	365
Total sales volume - refined product (average barrels per day) (1)	74,075	76,178
Products manufactured (average barrels per day):
Gasoline	40,031	40,801
Diesel/Jet	29,220	30,673
Petrochemicals, LPG, NGLs	2,794	2,798
Other	1,461	1,554
Total production	73,506	75,826
Throughput (average barrels per day):
Crude Oil	51,854	70,516
Other feedstocks	22,126	5,873
Total throughput	73,980	76,389
Total refining revenue ($ in millions)	$1,432.2	$2,209.2
Cost of materials and other ($ in millions)	1,331.7	1,817.5
Total refining margin ($ in millions)	$100.5	$391.7
Per barrel of refined product sales:
Tyler refining margin	$3.71	$14.09
Direct operating expenses	$3.45	$3.91
Crude Slate: (% based on amount received in period)
WTI crude oil	92.0%	89.0%
East Texas crude oil	8.0%	11.0%

El Dorado, AR Refinery
Days in period	366	365
Total sales volume - refined product (average barrels per day) (1)	75,992	62,420
Products manufactured (average barrels per day):
Gasoline	35,480	27,712
Diesel	28,429	20,753
Petrochemicals, LPG, NGLs	1,772	872
Asphalt	6,687	5,533
Other	789	735
Total production	73,157	55,605
Throughput (average barrels per day):
Crude Oil	70,385	54,420
Other feedstocks	2,979	1,576
Total throughput	73,364	55,996
Total refining revenue ($ in millions)	$1,788.8	$3,291.1
Cost of materials and other ($ in millions)	1,809.3	3,123.0
Total refining margin ($ in millions)	$(20.5)	$168.1
Per barrel of refined product sales:
El Dorado refining margin	$(0.74)	$7.38
Operating expenses	$3.81	$5.73
Crude Slate: (% based on amount received in period)
WTI crude oil	52.3%	39.3%
Local Arkansas crude oil	17.8%	23.1%
Other	29.9%	37.6%

76 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Year Ended December 31,
	2020	2019
Big Spring, TX Refinery
Days in period	366	365
Total sales volume - refined product (average barrels per day) (1)	65,508	76,413
Products manufactured (average barrels per day):
Gasoline	32,340	36,352
Diesel/Jet	23,283	27,602
Petrochemicals, LPG, NGLs	3,183	3,746
Asphalt	1,685	1,870
Other	1,119	1,327
Total production	61,610	70,897
Throughput (average barrels per day):
Crude oil	61,428	72,039
Other feedstocks	1,078	(453)
Total throughput	62,506	71,586
Total refining revenue ($ in millions)	$1,531.7	$2,366.5
Cost of materials and other ($ in millions)	1,497.2	1,984.6
Total refining margin ($ in millions)	$34.5	$381.9
Per barrel of refined product sales:
Big Spring refining margin	$1.44	$13.69
Operating expenses	$4.33	$4.35
Crude Slate: (% based on amount received in period)
WTI crude oil	67.0%	75.5%
WTS crude oil	33.0%	24.5%

Krotz Springs, LA Refinery
Days in period	366	365
Total sales volume - refined product (average barrels per day) (1)	61,302	70,511
Products manufactured (average barrels per day):
Gasoline	20,615	35,026
Diesel/Jet	20,422	28,049
Heavy Oils	418	1,131
Petrochemicals, LPG, NGLs	2,223	4,647
Other	13,512	26
Total production	57,190	68,879
Throughput (average barrels per day):
Crude Oil	53,875	67,943
Other feedstocks	4,126	(366)
Total throughput	58,001	67,577
Total refining revenue ($ in millions)	$1,266.6	$2,175.7
Cost of materials and other ($ in millions)	1,296.3	1,914.2
Total refining margin ($ in millions)	$(29.7)	$261.5
Per barrel of sales:
Krotz Springs refining margin	$(1.32)	$10.16
Operating expenses	$3.97	$4.46
Crude Slate: (% based on amount received in period)
WTI Crude	70.1%	72.0%
Gulf Coast Sweet Crude	29.1%	28.0%

(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.

77 |

Management's Discussion and Analysis
Included in the refinery statistics above are the following inter-refinery and sales to other segments:

Inter-refinery Sales
	Year Ended December 31,
(in barrels per day)	2020	2019

Tyler refined product sales to other Delek refineries	2,010	894
El Dorado refined product sales to other Delek refineries	924	5,039
Big Spring refined product sales to other Delek refineries	1,356	990
Krotz Springs refined product sales to other Delek refineries	190	9,734

Refinery Sales to Other Segments
	Year Ended December 31,
(in barrels per day)	2020	2019

Tyler refined product sales to other Delek segments	1,623	252
El Dorado refined product sales to other Delek segments	94	83
Big Spring refined product sales to other Delek segments	22,601	25,223
Krotz Springs refined product sales to other Delek segments	362	462

Pricing Statistics (average for the period presented)
	Year Ended December 31,
	2020	2019

WTI — Cushing crude oil (per barrel)	$39.89	$56.99
WTI — Midland crude oil (per barrel)	$40.02	$56.31
WTS — Midland crude oil (per barrel)	$39.96	$56.27
LLS (per barrel)	$41.56	$62.65
Brent crude oil (per barrel)	$43.24	$64.14

U.S. Gulf Coast 5-3-2 crack spread (per barrel) - utilizing HSD	$5.87	$13.78
U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$8.18	$15.77
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$8.70	$16.71
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$4.65	$9.90

U.S. Gulf Coast Unleaded Gasoline (per gallon)	$1.09	$1.63
Gulf Coast Ultra low sulfur diesel (per gallon)	$1.19	$1.88
U.S. Gulf Coast high sulfur diesel (per gallon)	$1.06	$1.76
Natural gas (per MMBTU)(2)	$2.13	$2.53

(1)For our Tyler and El Dorado refineries, we compare our per barrel refining product margin to the Gulf Coast 5-3-2 crack spread consisting of WTI Cushing crude, U.S. Gulf Coast CBOB and U.S. Gulf Coast Pipeline No. 2 heating oil (ultra low sulfur diesel). For our Big Spring refinery, we compare our $1.06 per barrel refined product margin to the Gulf Coast 3-2-1 crack spread consisting of WTI Cushing crude, Gulf Coast 87 Conventional gasoline and Gulf Coast ultra low sulfur diesel, and for our Krotz Springs refinery, we compare our per barrel refined product margin to the Gulf Coast 2-1-1 crack spread consisting of LLS crude oil, Gulf Coast 87 Conventional gasoline and U.S. Gulf Coast Pipeline No. 2 heating oil (high sulfur diesel). The Tyler refinery's crude oil input is primarily WTI Midland and East Texas, while the El Dorado refinery's crude input is primarily combination of WTI Midland, local Arkansas and other domestic inland crude oil. The Big Spring refinery’s crude oil input is primarily comprised of WTS and WTI Midland. The Krotz Springs refinery’s crude oil input is primarily comprised of LLS and WTI Midland.
(2)One million British thermal units ("MMBTU").

78 |

Management's Discussion and Analysis
Refining Segment Operational Comparison of the Year Ended December 31, 2020 versus the Year Ended December 31, 2019
Net Revenues
Net revenues for the refining segment decreased $2,980.8 million, or 33.9%, in the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily driven by the following:
•decreases in the average price of U.S. Gulf Coast gasoline of 33.1%, ULSD of 36.6%, and HSD of 40.2%; and
•decreases in sales volume of refined product totaling 0.8 million barrels partially due to scheduled turnaround activities at our Big Spring refinery, partially offset by increased sales volumes at our El Dorado refinery due to prior year scheduled turnaround activities and production issues, and a 3.9 million barrel decrease in purchased product sales due to decreased demand.
Net revenues included sales to our retail segment of $220.0 million and $379.6 million, sales to our logistics segment of $203.8 million and $278.3 million and sales to our other segment of $30.8 million and $44.7 million for the years ended December 31, 2020 and 2019, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Cost of materials and other decreased $1,782.7 million, or 23.7%, in the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was primarily driven by the following:
•a decrease in the cost of WTI Cushing crude oil from an average of $56.99 per barrel for 2019 to an average of $39.89 during 2020;
•a decrease in the cost of WTI Midland crude oil, from an average of $56.31 per barrel for 2019 to an average of $40.02 during 2020.
These decreases were partially offset by the following:
•a prior period benefit of $77.6 million due to the reenactment of the BTC in December 2019 for the 2018 and 2019 periods, of which $31.1 million related to the first three quarters of 2019 blending activities and $36.0 million related to 2018 blending activities;
•a prior period benefit of approximately $20.7 million related to the 2018 RIN Waivers recognized during the year ended December 31, 2019, whereas there was no benefit for the same period of 2020;
•the (expense) benefit of $(29.4) million related to the change in pre-tax inventory valuation recognized during the year ended December 31, 2020 compared to $52.2 million recognized during the twelve year ended December 31, 2019; and
• a decrease in hedging gains to a loss of $68.2 million recognized during the year ended December 31, 2020 from a gain of $32.6 million recognized during the year ended December 31, 2019.

79 |

Management's Discussion and Analysis
Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $339.1 million and $218.0 million during the years ended December 31, 2020 and 2019, respectively. We eliminate these intercompany fees in consolidation.

Refining Margin
Refining margin decreased by $1,198.1 million, or 94.3%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, with a refining margin percentage of 1.2% as compared to 14.4% for the years ended December 31, 2020 and 2019, respectively, primarily driven by the following:
•a narrowing of the discount between WTI Midland crude oil and Brent crude oil where, during the year ended December 31, 2020, the WTI Midland crude oil differential to Brent crude oil was an average discount of $3.22 per barrel compared to $7.83 per barrel during the same period of 2019;
•a narrowing of the average WTI Cushing crude oil and WTS crude oil to $(0.07) during the year ended December 31, 2020, compared to $0.72 during the same period of 2019;
•a narrowing of the discount between WTI Midland crude oil compared to WTI Cushing where, during the year ended December 31, 2020, the average WTI Midland crude oil differential to WTI Cushing crude oil was $(0.13) per barrel compared to $0.68 during the year ended December 31, 2019;
•a narrowing of the discount between WTI Cushing crude oil compared to Brent where, during the year ended December 31, 2020, the average WTI Cushing crude oil differential to Brent crude oil was $3.54 per barrel compared to $7.13 during the year ended December 31, 2019;
•a 48.1% decline in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 47.9% decline in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery), and a 53.0% decline in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery);
•a decrease in hedging gains to a loss of $68.2 million recognized during the year ended December 31, 2020 from a gain of $32.6 million recognized during the year ended December 31, 2019; and
•a decrease in reversal benefit of inventory valuation reserve during year ended December 31, 2020 compared to the prior year period.

80 |

Management's Discussion and Analysis

WTI Discounts (Premium)
(Average per barrel)
$3.54
$(0.13)
$(0.07)
$1.67
$7.13
$0.68
$0.72
$5.66
2020
2019
Year Ended December 31
WTI Cushing/Brent
WTI Midland/WTI Cushing
WTI Cushing/WTS
WTI Cushing/LLS

Operating Expenses
Operating expenses decreased $89.7 million, or 18.2%, in the year ended December 31, 2020, compared to year ended December 31, 2019. The decrease in operating expenses was primarily driven by the following:
•decrease in contract services and inspection costs associated with cost reduction measures taken in 2020;
•decrease in maintenance costs due to deferral of projects amidst the COVID-19 Pandemic, and the incurrence of extraordinary maintenance costs at our Big Spring refinery in the comparable prior year period; and
•decreases in utilities and catalyst costs, primarily at our Big Spring and Krotz Springs refineries related to reduced throughput due to turnaround and unit downtime, respectively;
•decrease in employee related expenses due to deferrals of projects and elimination of incentive bonus; and
•reduced costs as a result of the sale of the Bakersfield refinery in May 2020.

81 |

Management's Discussion and Analysis
Contribution Margin
Contribution margin decreased by $1,108.4 million, or a 14.5% decline in contribution margin percentage, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by the following:
•the decline of the Midland WTI crude oil differential to Brent crude oil compared to the prior-year period;
•an overall decline in the average crack spreads;
•a decrease in reversal benefit related to inventory valuation reserves recognized during the year ended December 31, 2020 compared to the prior year period; and
•a narrowing of the discount between WTI Cushing and WTI crude oil compared to the prior-year period.
These decreases were partially offset by decreases in operating expenses across all refineries.

82 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Logistics Contribution Margin and Operating Information
	Year Ended December 31,
	2020	2019
Net revenues	$563.4	584.0
Cost of materials and other	269.1	336.5
Operating expenses (excluding depreciation and amortization)	56.2	74.1
Contribution margin	$238.1	$173.4
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	71,182	74,206
Big Spring wholesale marketing throughputs (average bpd)	76,345	82,695
West Texas wholesale marketing throughputs (average bpd)	11,264	11,075
West Texas wholesale marketing margin per barrel	$2.37	$4.44
Terminalling throughputs (average bpd) (2)	147,251	160,075
Throughputs (average bpd):
Lion Pipeline System:
Crude pipelines (non-gathered)	74,179	49,485
Refined products pipelines to Enterprise Systems	53,702	37,716
SALA Gathering System	13,466	15,325
East Texas Crude Logistics System	15,960	19,927
Big Spring Gathering System (3)	82,817	—
Plains Connection System (3)	104,770	—
(1) Excludes jet fuel and petroleum coke.
(2) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas, El Dorado and North Little Rock, Arkansas and Memphis and Nashville, Tennessee terminals.
(3) Throughputs for the Big Spring Gathering System and the Plains Connection System are for the approximately 275 days we owned the assets following the Big Spring Gathering Assets Acquisition effective March 31, 2020.

83 |

Management's Discussion and Analysis
Logistics Segment Operational Comparison of the Year Ended December 31, 2020 versus the Year Ended December 31, 2019
Net Revenues
Net revenues decreased by $20.6 million, or 3.5%, in the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily driven by the following:
•decreases in the average sales prices per gallon of gasoline and diesel sold, partially offset by increase in the average sales volume of gasoline in our West Texas marketing operations:
◦the average volumes of gasoline sold increased by 12.6 million gallons, offset by 8.1 million decrease of diesel gallons sold.
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.49 per gallon and $0.71 per gallon, respectively.
Such decreases were partially offset by the following:
•increased revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions, which were effective March 31, 2020 and May 1, 2020, respectively. Refer to Note 6 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information.
Net revenues included sales to our refining segment of $377.7 million and $254.9 million for the years ended December 31, 2020 and 2019, respectively, and sales to our other segment of $2.1 million and $6.1 million for the years ended December 31, 2020 and 2019, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Cost of materials and other for the logistics segment decreased by $67.4 million, or 20.0%, in the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was primarily driven by the following:
•decreases in the average volumes of diesel sold and average cost per gallon of gasoline and diesel sold partially offset by increases in averages volumes of gasoline sold in our West Texas marketing operations:
◦the average volumes of gasoline sold increased by 12.6 million gallons, partially offset by a 8.1 million decrease of diesel gallons sold.
◦the average cost per gallon of gasoline and diesel sold decreased by $0.43 per gallon and $0.66 per gallon, respectively.
Our logistics segment purchased product from our refining segment of $203.8 million and $278.3 million for the years ended December 31, 2020 and 2019, respectively. We eliminate these intercompany costs in consolidation.

84 |

Management's Discussion and Analysis

West Texas
Finished Product Cost
(Average per gallon)
$1.27
$1.29
$1.70
$1.95
2020
2019
Year Ended December 31
Gasoline
ULSD

Operating Expenses
Operating expenses decreased by $17.9 million, or 24.2%, in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by the following:
•decrease in employee and outside services costs due to measures implemented to respond to the COVID-19 Pandemic including delaying non-essential projects;
•lower operating costs associated with allocated contract services pertaining to certain of our assets; and
•decreases in variable expenses such as utilities, maintenance and materials costs due to lower production.

Contribution Margin
Contribution margin increased by $64.7 million, or 37.3%, in the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by the following:
•increases in revenue associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions; and
• decreases in operating expenses.
Such increases were partially offset by the following:
•decreases in gross margin per barrel sold of $2.07 in our West Texas marketing operations.

85 |

Management's Discussion and Analysis

Retail Segment
The tables below sets forth certain information concerning our retail segment operations (gross sales $ in millions):

Retail Contribution Margin and Operating Information
	Year Ended December 31,
	2020	2019
Net revenues	$681.7	838.0
Cost of materials and other	523.6	684.7
Operating expenses (excluding depreciation and amortization)	90.5	94.8
Contribution margin	$67.6	$58.5

Operating Information
	Year Ended December 31,
	2020	2019
Number of stores (end of period)	253	252
Average number of stores	253	266
Average number of fuel stores	248	247
Retail fuel sales	$357.9	$524.9
Retail fuel sales (thousands of gallons)	176,924	214,094
Average retail gallons per average number of stores (in thousands)	715	827
Average retail sales price per gallon sold	$2.02	$2.45
Retail fuel margin ($ per gallon)(1)	$0.347	$0.276
Merchandise sales (in millions)	$323.8	$313.1
Merchandise sales per average number of stores (in millions)	$1.3	$1.2
Merchandise margin %	31.0%	30.8%

Same-Store Comparison (2)
	Year Ended December 31,
	2020	2019

Change in same-store retail fuel gallons sold	(17.3)%	2.9%
Change in same-store merchandise sales	6.2%	(1.0)%
(1)Retail fuel margin represents gross margin on fuel sales in the retail segment, and is calculated as retail fuel sales revenue less retail fuel cost of sales. The retail fuel margin per gallon calculation is derived by dividing retail fuel margin by the total retail fuel gallons sold for the period.
(2)Same-store comparisons include year-over-year changes in specified metrics for stores that were in service at both the beginning of the year and the end of the most recent year used in the comparison.

86 |

Management's Discussion and Analysis
Retail Segment Operational Comparison of the Year Ended December 31, 2020 versus the Year Ended December 31, 2019

Net Revenues
Net revenues for the retail segment decreased by $156.3 million, or 18.7%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by the following:
•total fuel sales were $357.9 million for the year ended December 31, 2020 compared to $524.9 million for 2019, attributable to the following:
◦a decrease in total retail fuel gallons sold of 176,924 thousand gallons during 2020 compared to 214,094 thousand gallons in 2019, primarily attributable to a same-store decline in fuel volumes of (17.3)%, primarily due to demand slowdown as a result of the COVID-19 Pandemic;
◦a $0.43 decrease in average price charged per gallon; and
◦$9.8 million decrease related to reduction in number of stores period over period;
•merchandise sales were $323.8 million for the year ended December 31, 2020 compared to $313.1 million for 2019 primarily driven by the following:
◦a same-store sales increase of 6.2% due to strong sales growth for key categories such as beer, cigarettes and packaged beverages, partially offset by a $10.8 million decrease related to reduction in number of stores period over period.

87 |

Management's Discussion and Analysis
Cost of Materials and Other
Cost of materials and other for the retail segment decreased by $161.1 million, or 23.5%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by the following:
•a decrease in average cost per gallon of $0.50 or 23.0% applied to fuel sales volumes that decreased period over period; and
•a $16.3 million decrease due to reduction in number of stores period over period.
Our retail segment purchased finished product from our refining segment of $220.0 million and $379.6 million for the years ended December 31, 2020 and 2019, respectively. We eliminate this intercompany cost in consolidation.

Operating Expenses
Operating expenses for the retail segment decreased by $4.3 million, or 4.5%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease is primarily attributable to a decrease in operating costs associated with the reduction in the number of stores, in addition to the execution of various cost reduction initiatives implemented beginning in the second quarter of 2020.

Contribution Margin
Contribution margin for the retail segment increased by $9.1 million, a 15.6% increase in contribution margin percentage, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by a $0.071 per gallon improvement in the retail fuel margin and a 0.2% increase in merchandise margin.

88 |

Management's Discussion and Analysis
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At December 31, 2020 our total liquidity amounted to $1.6 billion comprised of $746.8 million in unused credit commitments under the Delek Revolving Credit Facility, $103.4 million in unused credit commitments under the DKL Credit Facility and $787.5 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends and operational capital expenditures. Other funding sources including borrowings under existing credit agreements and issuance of equity and debt securities have been utilized to meet our funding requirements and support our growth capital projects and acquisitions. In addition we have historically been able to source funding at terms that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at terms that are sustainable and profitable for the Company. However, there can be no assurances regarding the availability of any future debt or equity financings or whether such financings can be made available on terms that are acceptable to us; any execution of such financing activities will be dependent on the contemporaneous availability of functioning debt or equity markets. Additionally, new debt financing activities will be subject to the satisfaction of any debt incurrence limitation covenants in our existing financing agreements. Our debt limitation covenants in our existing financing documents are usual and customary for credit agreements of our type and reflective of market conditions at the time of their execution. Additionally, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil and gas industry and other financial and business factors, including the current COVID-19 Pandemic and the impact on demand and commodity prices as well as crack spreads, some of which are beyond our control.
During 2020 and through the date of this Annual Report, the COVID-19 Pandemic has had a significant negative impact on economic conditions in the U.S., and a particularly severe impact on the oil and gas industry because of the significant impact the Pandemic has had on motor and air travel. As previously discussed at length in the 'Executive Summary and Strategic Overview' Section of Management's Discussion and Analysis, we have identified several uncertainties and related risks associated with the current and potential future effects of the Pandemic, including increased uncertainty and risk associated with our ability to manage liquidity and capital resources. As a result, and while it's always a critical area of focus, we have dedicated significant efforts throughout 2020 to monitoring and evaluating the evolving uncertainties around liquidity and capital resources and implementing measures and plans to mitigate and manage the associated risk. Here are some of our most significant areas of focus:
•In early 2020, as the economic impact of the Pandemic became evident, we reviewed our capital expenditure planning and forecast and suspended the majority of our non-critical growth capital projects during 2020 as well as made strategic decisions to abandon certain capital assets/projects that may no longer fit our objectives. Instead, we focused on required maintenance and regulatory projects as well as strategically-timed turnaround activities. As a result, we were able to reduce our capital expenditures to $239.6 million during the year ended December 31, 2020, compared to our initial full-year forecast included in our December 31, 2019 Annual Report on Form 10-K of $325.7 million;
•The temporary suspension of growth and non-essential projects (particularly in Refining) provided us with the opportunity to shift our focus to process improvement initiatives, cost control measures, and opportunities for innovation, which has improved our ability to control costs in terms of operating expenses and the aforementioned critical capital projects, particularly during the fourth quarter of 2020 (and as evident in our results of operations and cash flows from investing activities as presented in our unaudited consolidated financial statements for the three months ended, December 31, 2020, which is presented in our earnings release included in Ex. 99.1 to our Form 8-K filed with the SEC on February 24, 2021), all of which also favorably impact our cash position and provide a longer term foundation for increased operational effectiveness;
•Throughout 2020, we continued to monitor credit and liquidity of our key customers, which already go through a stringent and ongoing credit evaluation as part of our internal controls, and we have been able to successfully maintain our collection efforts without significant losses or write-offs. As part of this effort, we also continue to monitor our customers, as well as vendors, for any areas of concentration that could put us at undue risk, and have experienced no significant deterioration in credit or concentration risks that warrant disclosure;
•We continued executing on our strategy of divesting of non-strategic or underperforming assets. Where we made significant divestitures of underperforming stores in Retail during 2019, in 2020 we focused on executing a transaction to divest of our remaining non-operating refinery located in Bakersfield, California. As a result, on May 7, 2020, we sold our equity interests in our non-operating refinery located in Bakersfield to a subsidiary of Global Clean Energy Holdings, Inc. (“GCE”) for total cash consideration of $40.0 million (and resulting in a realized gain on the sale of $56.8 million) and which was incurring non-operating losses to maintain basic regulatory requirements. As a result, not only did the sale produce significant cash proceeds, its elimination was immediately cash accretive. See further discussion in Note 4 of our consolidated financial statements included in Item 8.

89 |

Management's Discussion and Analysis
Financial Statements and Supplementary Data, of this Annual Report on Form 10-K;
•To mitigate some of the risk inherent in prices, we utilized (and continue to utilize) various derivative financial instruments to protect a portion of our commodity exposure against pricing risk. In many cases, we hedge our production in a manner that systematically places hedges for several quarters in advance, allowing us to maintain a disciplined risk management program as it relates to commodity price volatility. We supplement the systematic hedging program with discretionary hedges that take advantage of favorable market conditions. These activities included certain fixed price purchase contracts and crack spread hedges executed throughout the year to ensure that we were not overly exposed to the unusually high market volatility which could impact cash requirements at settlement. However, many of these activities also require margin deposits that can fluctuate significantly in a volatile market, much of which cannot be anticipated;
•We continue to actively monitor our maintenance and incurrence covenants under our credit facilities and debt instruments, and have implemented enhancements in our cash forecasting and modeling that allow us to better anticipate potential issues, in many cases, before they occur. We believe that our enhanced forecasting efforts and processes will better position us to preemptively work toward amendments with lenders as needed, though it is possible that amendments may not be granted for reasons that may or may not be known to us;
•We have examined our discretionary uses of cash, including our stock repurchase activities and dividend distribution payments, both of which are designed to provide a return on shareholder value in times of favorable economic conditions and operating results, but which can actually weaken shareholder value in times of economic distress and downward pressure on our operating results if such activities diminish our ability to appropriately manage and mitigate the heightened risk. As a result of this examination, beginning in the second quarter 2020, we have temporarily suspended the repurchase of shares. Additionally, on November 5, 2020, we announced that we have elected to suspend dividends indefinitely beginning in the fourth quarter of 2020. Both of these decisions have the immediate benefit of conserving capital. Depending on market conditions, we may make the decision to resume share repurchases could which may take priority over future dividends or growth capital; and
•Finally, we are always evaluating our existing sources of capital and considering the feasibility and potential advantages of strategic transactions and capital markets opportunities that could expand our sources of liquidity and strengthen our flexibility, while balancing the comparative cost of capital, the incremental leverage risk, as well as the potential transactional risk on our core business and infrastructure. We are pleased that, despite the challenging environment, we have continued to successfully manage our liquidity and available sources of capital during 2020 through strategic transactions such as the following:
◦The Delek Logistics IDR Simplification, which resulted in the receipt of newly issued registered common limited partner units that we may sell in the market, when we determine that such sale meets all of our criteria for pursuing such a divestiture, including (but not limited to):
▪that we have evaluated the impact of a dilution of our ownership interest in Delek Logistics' common limited partner units in terms of the impact on distributions to Delek and on Delek's earnings per share and believe the liquidity, potential shareholder value and/or strategic benefits/considerations to be sufficient to warrant the transaction;
▪that there is a market for the number of units we are considering divesting; and
▪that the cost of capital associated with the sale transaction (i.e., in terms of the fees and discounts) is reasonable and not unduly cost-prohibitive, given the other factors.
◦By monetizing assets (including financial assets such as RINs inventories), where the cost of capital is not cost-prohibitive compared to the liquidity considerations, through product financing arrangements; and
◦By renegotiating and extending financing arrangements and taking advantage of expansion opportunities under our existing credit facilities, where appropriate. The two most significant of these transactions executed during 2020 were as follows:
▪In April 2020, we amended and restated our three Supply and Offtake Agreements with J. Aron which extended our dedicated financing for the inventory covered through at least December 2022, and updated certain specific market-indexed provisions to improve our ability to manage our exposure to commodity price volatility during the term of the Agreements. See further discussion in Note 10 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K; and
▪On May 19, 2020, we amended the Term Loan Credit Facility agreement (as defined in Note 11 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K) and borrowed $200.0 million in aggregate principal amount of incremental term loans (the “Third Incremental Term Loan”) at an original issue discount of 7.00%, requiring quarterly principal amortization payments of $0.5 million commencing on June 30, 2020.

90 |

Management's Discussion and Analysis
As a result of these efforts, and despite the devastating economic effects of the Pandemic on our industry, we have maintained a strong cash position with capital resources flexibility that positions us well as we look forward to the expected economic recovery from the Pandemic, where crack spread forecasts and forward curves indicate the market's expectation for significant recovery in 2022 and stabilization by 2023. We believe we have sufficient financial resources from the above sources to meet our funding requirements in the next 12 months, including working capital requirements, quarterly cash distributions for Delek Logistics public unitholders, and planned capital expenditures. However, if market conditions were to change, for instance due to another significant decline in oil prices or crack spreads and/or significant worsening of conditions/uncertainty created by the COVID-19 Pandemic, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be unfavorably impacted.
As of December 31, 2020, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Logistics Credit Facility (see further discussion in Note 11 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K). After considering the current effect of the significant decline in oil prices and uncertainty created by the COVID-19 Pandemic on our operations, we currently expect to remain in compliance with our existing debt maintenance covenants, though we can provide no assurances, particularly if conditions significantly worsen beyond our ability to predict. Additionally, we were in compliance with incurrence covenants during the quarter ended December 31, 2020 to the extent that any of our activities triggered these covenants. However, given the uncertainty around economic conditions arising from the COVID-19 Pandemic, it is at least reasonably possible that conditions could change significantly, and that such changes could adversely impact our ability to meet some of these incurrence based covenants, in the event that our activities would warrant testing these covenants. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may resume paying dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to): available borrowings under our existing Wells Fargo Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Credit Facility (see further discussion in Note 11 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K); the allowance to incur an additional $200 million of secured debt under the Wells Fargo Term Loan Credit Facility(see further discussion in Note 11 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks or joint ventures, as otherwise contemplated and allowed under our incurrence covenants.
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Year Ended December 31,
	2020	2019
Cash Flow Data:
Operating activities	$(282.9)	$575.2
Investing activities	(191.3)	(691.3)
Financing activities	306.4	(7.9)
Net decrease	$(167.8)	$(124.0)

Cash Flows from Operating Activities
Net cash used in operating activities was $282.9 million for the year ended December 31, 2020, compared to cash provided of $575.2 million for the comparable period of 2019. Cash receipts from customers and cash payments to suppliers and for salaries decreased resulting in a net $960.5 million decrease in cash from operating activities mainly due to a decline in the prices and volume of refined product sold. This decrease was partially offset by a $9.3 million increase in cash received for dividends, a $90.6 million decrease in cash paid for taxes and a $2.5 million decrease in cash paid for debt interest.
Cash Flows from Investing Activities
Net cash used in investing activities was $191.3 million for the year ended December 31, 2020, compared to $691.3 million in the comparable period of 2019. Equity method investment contributions decreased $236.2 million primarily due to our initial investments in and contributions to the Red River Pipeline Joint Venture and WWP Joint Venture in 2019 for $128.6 million and $126.7 million, respectively. During the year ended December 31, 2020, we contributed $12.2 million related to our Red River Pipeline Joint Venture and $18.9 million related to our interest in WWP and WWP Project Financing JV. Additionally, we received distributions from our WWP Project Financing JV in the amount of $69.3 million for which there was no comparable activity in the prior year period. We also received proceeds of $39.9 million from the sale of our Bakersfield refinery in the year ended December 31, 2020. Also contributing to the decrease was cash purchases of property, plant and equipment which

91 |

Management's Discussion and Analysis
decreased from $413.0 million in 2019, to $269.4 million in 2020, partially attributable to delaying non-essential projects in light of the COVID-19 Pandemic.
Cash Flows from Financing Activities
Net cash provided by financing activities was $306.4 million for the year ended December 31, 2020, compared to cash used of $7.9 million in the comparable 2019 period. This increase in cash provided was predominantly due to net proceeds received from long-term revolvers of $128.2 million during the year ended December 31, 2020, compared to net payments of $118.3 million in the comparable 2019 period. Additionally contributing to this increase were a decrease in repurchases of common stock to $1.9 million for the year ended December 31, 2020 compared to $178.1 million in the comparable 2019 period due to management suspending our share repurchase program, and an increase in net proceeds from inventory financing arrangements to $169.1 million for the year ended December 31, 2020 compared to $18.6 million in the comparable 2019 period. Partially offsetting this increase was a decrease in net proceeds received from term debt to $147.1 million during the year ended December 31, 2020, compared to $399.7 million in the comparable 2019 period, and a $28.9 million increase in repurchase of non-controlling interests primarily associated with IDR simplification transactions.
Cash Position and Indebtedness
As of December 31, 2020, our total cash and cash equivalents were $787.5 million and we had total long-term indebtedness of approximately $2,348.4 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $6.4 million and $24.4 million, respectively. Additionally, we had letters of credit issued of approximately $253.2 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $850.2 million. The increase of $281.3 million compared to the balance at December 31, 2019 resulted primarily from the additional borrowings under the Term Loan Credit Facility and the Delek Logistics Credit Facility in 2020. As of December 31, 2020, our total long-term indebtedness consisted of the following:
•no aggregate principal amount under the Revolving Credit Facility, due on March 30, 2023, with average borrowing rate of 3.50%;
•an aggregate principal amount of $1,273.0 million under the Term Loan Credit Facility, due on March 30, 2025, with effective interest of 3.57%;
•an aggregate principal amount of $39.6 million in outstanding borrowings under the BHI Term Loan, due on December 31, 2022, with effective interest of 3.58%;
•an aggregate principal amount of $746.6 million under the Delek Logistics Credit Facility, due on September 28, 2023, with average borrowing rate of 2.44%;
•an aggregate principal amount of $250.0 million under the Delek Logistics Notes, due in 2025, with effective interest rate of 7.45%;
•an aggregate principal amount of $50.0 million under the Reliant Bank Revolver, due on June 30, 2022, with fixed interest rate of 4.50%; and
•an aggregate principal amount of $20.0 million under the Promissory Notes, due on January 04, 2021, with fixed interest rate of 5.50%.
See Note 11 to our accompanying consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information about our separate debt and credit facilities.
Additionally, our obligation under the supply and offtake inventory financing agreements with J. Aron amounted to $347.7 million at December 31, 2020, $224.9 million of which is due on December 30, 2022, except that a portion (not to exceed $33.1 million) of this otherwise long-term component is subject to potential earlier payment under the Periodic Price Adjustment provision. See Note 10 to our accompanying consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information about our supply and offtake facilities.
Debt Ratings
We receive debt ratings from the major ratings agencies in the U.S. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, commodity pricing levels, our liquidity, asset quality, reserve mix, debt levels and seniorities, cost structure, planned asset sales and production growth opportunities.
There are no “rating triggers” in any of our contractual debt obligations that would accelerate scheduled maturities should our debt rating fall below a specified level. However, a downgrade could adversely impact our interest rate on any credit facility implementations and the ability to economically access debt markets in the future. Additionally, any rating downgrades may result in additional letters of credit or cash collateral being posted under certain contractual arrangements.

92 |

Management's Discussion and Analysis
Our credit ratings as of December 31, 2020 and 2019 are presented below:

Year Ended December 31,
	2020	2019
Delek
S&P	BB/Negative	BB/Stable
Moody's	Ba3/Stable	Ba3/Stable
Delek Logistics
S&P	BB-/Negative	BB-/Stable
Moody's	B1/Stable	B1/Stable

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the year ended December 31, 2020 were $239.6 million, of which approximately $201.0 million was spent in our refining segment, $15.8 million in our logistics segment, $9.1 million in our retail segment and $13.7 million in corporate and other. The following table summarizes our actual capital expenditures for 2020 and planned capital expenditures for 2021 by operating segment and major category (in millions):

	Year Ended December 31,
	2021 Forecast	2020 Actual
Refining
Sustaining maintenance, including turnaround activities	$92.2	$158.9
Regulatory	4.4	41.3
Discretionary projects	0.7	0.8
Refining segment total	97.3	201.0

Logistics
Regulatory	9.0	1.9
Sustaining maintenance	4.9	1.5
Discretionary projects	6.9	12.4
Logistics segment total	20.8	15.8

Retail
Regulatory	3.3	0.2
Sustaining maintenance	—	2.4
Discretionary projects	2.4	6.5
Retail segment total	5.7	9.1

Corporate and Other
Regulatory	1.8	0.4
Sustaining maintenance	15.0	1.2
Discretionary projects (1)(2)	9.9	12.1
Other total	26.7	13.7

Total capital spending	$150.5	$239.6

(1) Excludes purchases of rights-of-way in the amount of $2.7 million in 2020.

The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects and subject to the changes and uncertainties discussed under the 'Forward-Looking Statements' section of Item 7. Management Discussion and Analysis, of this Annual Report on Form 10-K. For further information, please refer to our discussion in Item 1A. Risk Factors, of this Annual Report on Form 10-K.

93 |

Management's Discussion and Analysis
Contractual Obligations and Commitments
Information regarding our known contractual obligations of the types described below as of December 31, 2020, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable obligations	$33.4	$861.8	$1,484.0	$—	$2,379.2
Interest(1)	77.9	145.1	72.4	—	295.4
Operating lease commitments(2)	216.6	407.5	277.0	214.4	1,115.5
Purchase commitments(3)	876.6	—	—	—	876.6
Product financing agreements(4)	198.0	—	—	—	198.0
Transportation agreements(5)	124.8	230.1	127.5	60.0	542.4
J. Aron supply and offtake obligations (6)	15.5	243.5	—	—	259.0
Total	$1,542.8	$1,888.0	$1,960.9	$274.4	$5,666.1

(1) Expected interest payments on debt outstanding at December 31, 2020. Floating interest rate debt is calculated using December 31, 2020 rates. For additional information, see Note 11 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2020.
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
(4) Balances consist of obligations under RINs product financing arrangements, as described in the 'Environmental Credits and Related Regulatory Obligations' accounting policy included in Note 2 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(5) Balances consist of contractual obligations under agreements with third parties (not including Delek Logistics) for the transportation of crude oil to our refineries.
(6) Balances consists of contractual obligations under the J. Aron Supply and Offtake Agreements, including annual fees and principal obligation for the Baseline Volume Step-Out Liability. For additional information, see Note 10 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements through the date of this Annual Report on Form 10-K.

94 |

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
Evaluation of Variable Interest Entities ("VIEs")
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
LIFO Inventory
The Tyler refinery's inventory consists of crude oil, refined petroleum products and blendstocks which are stated at the lower of cost or market. Cost is determined under the last-in, first-out ("LIFO") valuation method. The LIFO method requires management to make estimates on an interim basis of the anticipated year-end inventory quantities, which could differ from actual quantities.
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
Property, Plant and Equipment and Other Intangibles Impairment
Property, plant and equipment and other intangibles are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, we must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. We use quoted market prices when available and our internal cash flow estimates discounted at an appropriate interest rate to determine fair value, as appropriate. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset. Our assessment did not result in impairment during the years ended December 31, 2020, 2019 or 2018.

95 |

Management's Discussion and Analysis
Goodwill
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
In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We may consider inputs such as a market participant weighted average cost of capital ("WACC"), forecasted crack spreads, gross margin, capital expenditures, and long-term growth rate based on historical information and our best estimate of future forecasts, all of which are subject to significant judgment and estimates. We may also consider a market approach in determining or corroborating the fair values of the reporting units using a multiple of expected future cash flows, such as those used by third-party analysts. The market approach involves significant judgment, including selection of an appropriate peer group, selection of valuation multiples, and determination of the appropriate weighting in our valuation model. If these estimates and assumptions change in the future, due to factors such as a decline in general economic conditions, sustained decrease in the crack spreads, competitive pressures on sales and margins and other economic and industry factors beyond management's control, an impairment charge may be required. The most significant risks to our valuation and the potential future impairment of goodwill are the WACC and the volatility of the crack spread, which is based on the crude oil and the refined product markets. The crack spread is often unpredictable and may negatively impact our results of operations in ways that cannot be anticipated and that are beyond management's control.
We may also elect to perform a qualitative impairment assessment of goodwill balances. The qualitative assessment permits companies to assess whether it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying amount. If a company concludes that, based on the qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company is required to perform the quantitative impairment test. Alternatively, if a company concludes based on the qualitative assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it has completed its goodwill impairment test and does not need to perform the quantitative impairment test.
We performed a qualitative assessment on the reporting units in our logistics segment for the years ended December 31, 2020, 2019 and 2018, which did not result in an impairment charge nor did our analysis reflect any reporting units at risk.
Our quantitative assessment of goodwill performed on the reporting units in our refining and retail segments during the fourth quarter of 2020, resulted in an impairment of $126.0 million during the year ended December 31, 2020, related to our Big Spring refinery and Krotz Springs refinery reporting units. The impairment was predominantly the result of the continued uncertainty regarding the impact of the COVID-19 Pandemic, which impacted various components of our assessment, including the WACC. The Pandemic has resulted in government-imposed temporary business closures and shelter-at-home directives. This has had the secondary effect of impacting prices of crude oil and refined products as well as supply and demand for crude oil and refined products, and triggered several identified uncertainties, as discussed in the 'Business Overview' section of Management's Discussion and Analysis. As part of our assessment, the aggregate fair value of all reporting units have been reconciled to our market capitalization for reasonableness. Each of the remaining reporting units have a fair value that is substantially in excess of its carrying value. There was no impairment during the years ended December 31, 2019 and 2018.
Details of remaining goodwill balances by segment are included in Note 18 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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

96 |

Management's Discussion and Analysis
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
New Accounting Pronouncements
See Note 2 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of new accounting pronouncements applicable to us.
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
Non-GAAP Reconciliations
The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin

Refining Segment
	Year Ended December 31,
	2020	2019	2018
Net revenues	$5,817.7	$8,798.5	$9,610.4
Cost of sales	6,346.5	8,154.9	8,904.6
Gross margin	(528.8)	643.6	705.8
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	402.7	492.4	465.4
Depreciation and amortization	198.3	134.3	133.7
Refining margin	$72.2	$1,270.3	$1,304.9

97 |

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
We maintain, at both company-owned and third-party facilities, inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At December 31, 2020 and 2019, we held approximately 3.8 million and 3.7 million barrels, respectively, of crude and product inventories associated with the Tyler refinery valued under the LIFO valuation method, with an average cost of $52.50 and $61.56 per barrel, respectively. At December 31, 2020 and 2019, the excess of replacement cost over the carrying value (LIFO) of refinery inventories was $3.4 million and $14.9 million, respectively. At December 31, 2020 and 2019, we held approximately 9.1 million and 9.4 million barrels, respectively, of crude and product inventories associated with the El Dorado, Big Spring and Krotz Springs refineries valued under the FIFO valuation method, with an average cost of $49.31 and $63.25 per barrel, respectively. Due to a lower crude oil and refined product pricing environment, market prices have declined to a level below the average cost of our inventories. At December 31, 2020, we recorded a pre-tax inventory valuation reserve of $31.1 million, $30.3 million of which related to LIFO inventory, which is subject to reversal in subsequent periods, not to exceed LIFO cost, should market prices recover. At December 31, 2019, we recorded a pre-tax inventory valuation reserve of $1.7 million, of which $1.2 million related to LIFO inventory, which is subject to reversal in subsequent periods, not to exceed LIFO cost, when those physical inventory quantities are sold. For the years ended December 31, 2020, 2019 and 2018, we recognized net inventory valuation (losses) gains of $(31.1) million, $37.6 million and $(52.5) million, respectively, which were recorded as a component of cost of materials and other in the consolidated statements of income.
From time to time, we also may enter into forward purchase or sale derivative contracts for trading purposes (primarily in our Canadian business) and, as a result, may have trading investment commodities on hand related to the purchased inventory. Such derivative contracts and related investment commodities are recorded at fair value and subject to pricing risk each period with changes in fair value reflected in other operating income, net in the profit and loss section of our consolidated financial statements. For the years ended December 31, 2020, 2019 and 2018, all of our forward purchase and sales contracts that were accounted for as derivative instruments consisted of contracts related to our Canadian trading activities.
Price Risk Management Activities
At times, we enter into the following instruments/transactions in order to manage our market-indexed pricing risk: commodity derivative contracts which we use to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production; and future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs obligations and meet the definition of derivative instruments under Accounting Standards Codification 815, Derivatives and Hedging ("ASC 815"). In accordance with ASC 815, all of these commodity contracts and future purchase commitments are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements. Occasionally, at inception, the Company will elect to designate the commodity derivative contracts as cash flow hedges under ASC 815. Gains or losses on commodity derivative contracts accounted for as cash flow hedges are recognized in other comprehensive income on the consolidated balance sheets and, ultimately, when the forecasted transactions are completed in net revenues or cost of materials and other in the consolidated statements of income.

98 |

Management's Discussion and Analysis
The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are presented separately below), as of December 31, 2020 ($ in millions).

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2021	2022	2023	2024	2025
Contracts not designated as hedging instruments:
Crude oil price swaps - long(1)	$41.8	21,236,000	21,086,000	150,000	—	—	—
Crude oil price swaps - short(1)	(36.2)	18,174,000	18,174,000	—	—	—	—
Inventory, refined product and crack spread swaps - long(1)	57.8	59,217,000	29,617,000	22,200,000	7,400,000	—	—
Inventory, refined product and crack spread swaps - short(1)	(72.4)	58,996,000	29,396,000	22,200,000	7,400,000	—	—
Natural gas forward contracts - long (3)	26.4	11,280,000	11,280,000	—	—	—	—
Natural gas forward contracts - short (3)	(7.2)	10,850,000	10,850,000	—	—	—	—
RINs commitment contracts - long(2)	33.6	182,650,000	—	—	—	—	—
RINs commitment contracts - short(2)	(197.2)	563,400,000	—	—	—	—	—
Total	$(153.4)	925,803,000	120,403,000	44,550,000	14,800,000	—	—
(1) Volume in barrels. (2) Volume in RINs. (3) Volume in MMBTU

Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $2,059.2 million as of December 31, 2020. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of December 31, 2020 would be to change interest expense by approximately $20.6 million.
LIBOR Transition
LIBOR is a commonly used indicative measure of the average interest rate at which major global banks could borrow from one another. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has publicly announced that it intends to discontinue the reporting of certain LIBOR rates after 2021, with a complete cessation for all USD LIBOR rates after June 2023. Certain of our agreements use LIBOR as a “benchmark” or “reference rate” for various terms. Some agreements contain an existing LIBOR alternative. Where there is not an alternative, we expect to replace the LIBOR benchmark with an alternative reference rate. While we do not expect the transition to an alternative rate to have a significant impact on our business or operations, it is possible that the move away from LIBOR could materially impact our borrowing costs on our variable rate indebtedness.
Commodity Derivatives Trading Activities
We enter into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, and futures contracts. These trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts all had remaining durations of less than one year as of December 31, 2020, and are classified as held for trading and are recognized at fair value with changes in fair value recognized in the income statement.
The following table sets forth information relating to commodity derivative contracts held for trading purposes as of December 31, 2020.

Contract Description	Less than 1 year
Over the counter forward sales contracts (crude)
Notional contract volume (1)	1,092,298
Weighted-average market price (per barrel)	$33.07
Contractual volume at fair value (in millions)	$36.1
Over the counter forward purchase contracts (crude)
Notional contract volume (1)	967,308
Weighted-average market price (per barrel)	$33.00
Contractual volume at fair value (in millions)	$31.9
(1)     Volume in barrels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by Item 8 is incorporated by reference to the section beginning on page F-1.

99 |

Controls and Procedures, and Other Information
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and Board of Directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2020, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2020, we maintained effective internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report, which is included in the section beginning on page F-1.
The information required by Item 8 is incorporated by reference to the section beginning on page F-1.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

100 |

Directors, Executive Officers, Corporate Governance and Security Ownership

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors Governance Guidelines, our charters for our Audit, Compensation, Nominating and Corporate Governance and Environmental, Health and Safety Committees and our Code of Business Conduct & Ethics covering all employees, including our principal executive officer, principal financial officer, principal accounting officer and controllers, are available on our website, www.DelekUS.com, under the "About Us - Corporate Governance" caption.  A print copy of any of these documents will be mailed upon a written request made by a stockholder to the Corporate Secretary, Delek US Holdings, Inc. 7102 Commerce Way, Brentwood, Tennessee 37027. We intend to disclose any amendments to or waivers of the Code of Business Conduct & Ethics on behalf of our Chief Executive Officer, Chief Financial Officer and persons performing similar functions on our website, at www.DelekUS.com, under the "Investor Relations" caption, promptly following the date of any such amendment or waiver.
The information required by Item 401 of Regulation S-K regarding directors will be included under "Election of Directors" in the definitive Proxy Statement for our Annual Meeting of Stockholders expected to be held May 6, 2021 (the "Definitive Proxy Statement"), and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Item 405 of Regulation S-K will be included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement and is incorporated herein by reference.  The information required by Items 406, 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference.
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

101 |

Financial Statements and Schedules

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Certain Documents Filed as Part of this Annual Report on Form 10-K:
1.Financial Statements. The accompanying Index to Financial Statements on page F-1 of this Annual Report on Form 10-K is provided in response to this item.
2.List of Financial Statement Schedules. All schedules are omitted because the required information is either not present, not present in material amounts, included within the Consolidated Financial Statements or is not applicable.
3.Exhibits - See below.

102 |

Financial Statements and Schedules
EXHIBIT INDEX

Exhibit No.		Description
2.1	<
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

2.4
Agreement and Plan of Merger dated as of November 8, 2017, among Delek US Holdings, Inc., Sugarland Mergeco, LLC, Alon USA Partners, LP, and Alon USA Partners GP, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on November 9, 2017).

3.1
Amended and Restated Certificate of Incorporation, as amended by that certain Certificate of Designations of Series A Junior Participating Preferred Stock of Delek US Holdings, Inc., dated March 23, 2020 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on May 8, 2020).

3.2		Amended and Restated Bylaws of Delek US Holdings, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q filed on May 8, 2020).
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

10.6(b)
Amendment to El Dorado Throughput and Tankage Agreement, executed as of July 22, 2016 but effective as of February 11, 2014, between Lion Oil Company and Delek Logistics Operating LLC, and, for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 5, 2016).

103 |

Financial Statements and Schedules

10.7(a)
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

10.7(b)
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

10.7(c)
Second Amendment and Restatement of Schedules to Third Amended and Restated Omnibus Agreement, dated and effective as of March 31, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 6, 2020).

10.7(d)
Third Amendment and Restatement of Schedules to Third Amended and Restated Omnibus Agreement, dated and effective as of May 15, 2020 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 18, 2020).

10.8(a)	*	Delek US Holdings, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on June 1, 2016).
10.8(b)	*
First Amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan, effective May 8, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 filed on May 31, 2018).

10.8(c)	*	Second Amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan, effective May 5, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on May 8, 2020).
10.8(d)	*
General Terms and Conditions for Restricted Stock Unit Awards to Executive Officers and Directors under the 2016 Delek US Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on August 5, 2016).

10.8(e)	*
General Terms and Conditions for Stock Appreciation Right Awards to Executive Officers and Directors under the 2016 Delek US Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed on August 5, 2016).

10.8(f)	*
Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29(c) to the Company’s Form 10-K filed February 28, 2017).

10.8(g)	*	Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29(d) to the Company’s Form 10-K filed February 28, 2017).
10.9(a)	*
Alon USA Energy, Inc. Second Amended and Restated 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Alon USA Energy, Inc.’s Form 10-Q filed on May 9, 2012, SEC File No. 001-32567).

10.9(b)	*
Form of Restricted Stock Award Agreement relating to Director Grants pursuant to Section 12 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Alon USA Energy, Inc.’s Form 8-K filed on August 5, 2005, SEC File No. 001-32567).

10.9(c)	*
Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Alon USA Energy, Inc.’s Form 8-K filed on August 23, 2005, SEC File No. 001-32567).

10.9(d)	*
Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Alon USA Energy, Inc.’s Form 8-K filed on November 8, 2005, SEC File No. 001-32567).

10.9(e)	*	Alon USA Energy, Inc. Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Alon USA Energy, Inc.’s Form 8-K filed on January 12, 2017, SEC File No. 001-32567).
10.9(f)	*
Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Alon USA Energy, Inc.’s Form 8-K filed on March 12, 2007, SEC File No. 001-32567).

10.9(g)	*
Form of Amendment to Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Alon USA Energy, Inc.’s Form 8-K filed on January 27, 2010, SEC File No. 001-32567).

10.9(h)	*
Form of Award Agreement relating to Executive Officer Restricted Stock Grants pursuant to the Alon USA Energy, Inc. 2005 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Alon USA Energy, Inc.’s Form 8-K filed on May 9, 2011, SEC File No. 001-32567).

10.1	*
Amended and Restated Executive Employment Agreement, dated as of May 8, 2020, by and between Delek US Holdings, Inc. and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 8, 2020).

10.11	*
Amended and Restated Executive Employment Agreement, dated April 6, 2020, between Delek US Holdings, Inc. and Avigal Soreq (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 9, 2020).

10.12	*
Executive Employment Agreement, effective August 6, 2018, by and between Delek US, Energy, Inc. and Louis LaBella (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K filed on March 1, 2019).

104 |

Financial Statements and Schedules

10.13(a)	*	Offer Letter, dated April 6, 2020, between Delek US Holdings, Inc. and Reuven Spiegel (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 9, 2020).
10.13(b)	*
Executive Employment Agreement, dated August 1, 2020, by and between Delek US Holdings, Inc. and Reuven Spiegel (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 7, 2020).

10.14
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

10.15
Big Spring Asphalt Services Agreement, dated March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, for the limited purposes specified therein, Delek US, and for the limited purposes specified therein, J. Aron & Company LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on March 26, 2018).

10.16
Marketing Agreement, dated as of March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, and for the limited purposes specified therein, Delek US (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on March 26, 2018).

10.17(a)
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

10.17(b)
Amendment No. 1 to Term Loan Credit Agreement, dated as of October 26, 2018 by and among Delek US Holdings, Inc., as borrower, the guarantors thereto, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2019).

10.17(c)
First Incremental Amendment to Term Loan Credit Agreement, dated as of May 22, 2019, by and among Delek US Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 29, 2019).

10.17(d)
Second Incremental Amendment to Term Loan Credit Agreement, dated as of November 12, 2019, by and among Delek US Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2019).

10.17(e)
Third Incremental Amendment to Term Loan Credit Agreement, dated as of May 19, 2020, among Delek US Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 21, 2020).

10.18(a)
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

10.18(b)
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

10.18(c)
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

10.18(d)		Third Amendment to Second Amended and Restated Credit Agreement, dated October 18, 2019 (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K filed on February 28, 2020).
10.18(e)		Fourth Amendment to Second Amended and Restated Credit Agreement, dated December 18, 2019 (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K filed on February 28, 2020).
10.19
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

105 |

Financial Statements and Schedules

10.20
Throughput and Deficiency Agreement, dated and effective as of March 31, 2020, by and between Lion Oil Trading & Transportation, LLC and DKL Permian Gathering, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 6, 2020).

10.21
Transportation Services Agreement, dated May 15, 2020 and effective as of May 1, 2020, between Delek Refining, Ltd., Lion Oil Company and DKL Transportation, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 18, 2020).

10.22
Third Amended and Restated Supply and Offtake Agreement, dated as of April 7, 2020, between J. Aron & Company LLC and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q filed on August 7, 2020).

10.23
Third Amended and Restated Master Supply and Offtake Agreement, dated as of April 7, 2020, among J. Aron & Company LLC, Lion Oil Company and Lion Oil Trading & Transportation, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-Q filed on August 7, 2020).

10.24	#	Letter Agreement, dated as of December 21, 2020 by and between J. Aron & Company LLC, Lion Oil Company, and Lion Oil Trading & Transportation, LLC.
10.25
Third Amended and Restated Supply and Offtake Agreement, dated as of April 7, 2020, between J. Aron & Company LLC and Alon USA, LP (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q filed on August 7, 2020)

10.26
Exchange Agreement, dated as of August 13, 2020, among Delek Logistics Partners, LP, Delek Logistics GP, LLC, and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 14, 2020).

10.27	*	Letter Agreement, dated as of August 13, 2020, between Delek Logistics GP, LLC and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 14, 2020).
10.28	*	Letter Agreement, dated as of August 13, 2020, between Delek Logistics GP, LLC and Frederec Green (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on August 14, 2020).
10.29	* #	Consulting Agreement, dated as of November 3, 2020, by and between Delek US Holdings, Inc. and Frederec Green.
21.1	#	Subsidiaries of the Registrant.
23.1	#	Consent of Ernst & Young LLP.
31.1	#	Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
31.2	#	Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
32.1	##	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		The following materials from Delek US Holdings, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements.
104	#	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

106 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Consolidated Financial Statements
As of December 31, 2020 and 2019 and
For Each of the Three Years Ended December 31, 2020, 2019 and 2018

F-1 |

Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Delek US Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Delek US Holdings, Inc. (“the Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

F-2 |

Financial Statements and Schedules

Valuation of Goodwill
Description of the Matter
At December 31, 2020, the Company’s goodwill was $729.7 million and represented approximately 11% of total assets. As discussed in Notes 2 and 18 of the consolidated financial statements, goodwill is reviewed at the reporting unit level for impairment at least annually or more frequently if events or changes in circumstances indicate the goodwill might be impaired. The Company performs its annual goodwill impairment assessment in the fourth quarter of each year. The Company evaluates the recoverability of goodwill by comparing the carrying amount of each reporting unit to its estimated fair value. The estimated fair value of each reporting unit is determined using a combination of a discounted cash flow analysis based upon projected financial information and a multiple of expected future cash flows, such as those used by third-party analysts. During 2020, the Company recorded a goodwill impairment charge of $126 million for certain reporting units within the Refining segment.

Auditing management’s annual goodwill impairment analysis for reporting units within the Refining segment requires significant judgment, as the valuation includes subjective estimates and assumptions in determining the estimated fair value of the reporting units. In particular, the discounted cash flow analysis is sensitive to significant assumptions such as the weighted average cost of capital and the estimate of future cash flows including the related gross margin and long-term growth rate. The market approach involves significant judgment involved in the selection of the appropriate peer group companies and valuation multiples.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls relating to the valuation of the reporting units within the Refining Segment in the goodwill impairment analysis process. For example, we tested controls over management’s review of the discounted cash flow analysis, the projected financial information, and the valuation assumptions.

To test the estimated fair value of the Company’s reporting units within the Refining segment, our audit procedures included, among others, assessing valuation methodologies, performing recalculations, and testing the significant assumptions discussed above and the underlying data used by the Company. We compared the significant assumptions in the prospective financial data used by management to current industry and economic trends, analysts’ expectations, historical performance, and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the reporting units resulting from changes in the significant assumptions. We also involved our valuation specialists to assist in evaluating the fair value methodologies, assessing the market multiples by comparison to the appropriate peer group companies, and testing the related components and assumptions that are most significant to the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Nashville, Tennessee
March 1, 2021

F-3 |

Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Delek US Holdings, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delek US Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes, and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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

                            /s/ Ernst & Young LLP

Nashville, Tennessee
March 1, 2021

F-4 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$787.5	$955.3
Accounts receivable, net	527.9	792.6
Inventories, net of inventory valuation reserves	727.7	946.7
Other current assets	256.4	268.7
Total current assets	2,299.5	2,963.3
Property, plant and equipment:
Property, plant and equipment	3,519.5	3,362.8
Less: accumulated depreciation	(1,152.3)	(934.5)
Property, plant and equipment, net	2,367.2	2,428.3
Operating lease right-of-use assets	182.0	183.6
Goodwill	729.7	855.7
Other intangibles, net	107.8	110.3
Equity method investments	363.6	407.3
Other non-current assets	84.3	67.8
Total assets	$6,134.1	$7,016.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,144.0	$1,599.7
Current portion of long-term debt	33.4	36.4
Obligation under Supply and Offtake Agreements	129.2	332.5
Current portion of operating lease liabilities	50.2	40.5
Accrued expenses and other current liabilities	546.4	346.8
Total current liabilities	1,903.2	2,355.9
Non-current liabilities:
Long-term debt, net of current portion	2,315.0	2,030.7
Obligation under Supply and Offtake Agreements	224.9	144.8
Environmental liabilities, net of current portion	107.4	137.9
Asset retirement obligations	37.5	68.6
Deferred tax liabilities	255.5	267.9
Operating lease liabilities, net of current portion	131.8	144.3
Other non-current liabilities	33.7	30.9
Total non-current liabilities	3,105.8	2,825.1
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 91,356,868 shares and 90,987,025 shares issued at December 31, 2020 and 2019, respectively	0.9	0.9
Additional paid-in capital	1,185.1	1,151.9
Accumulated other comprehensive (loss) income	(7.2)	0.1
Treasury stock, 17,575,527 shares and 17,516,814 shares, at cost, as of December 31, 2020 and 2019, respectively	(694.1)	(692.2)
Retained earnings	522.0	1,205.6
Non-controlling interests in subsidiaries	118.4	169.0
Total stockholders’ equity	1,125.1	1,835.3
Total liabilities and stockholders’ equity	$6,134.1	$7,016.3
See accompanying notes to the consolidated financial statements

F-5 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Consolidated Statements of Income
(In millions, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Net revenues	$7,301.8	$9,298.2	$10,233.1
Cost of sales:
Cost of materials and other	6,841.2	7,657.2	8,560.5
Operating expenses (excluding depreciation and amortization presented below)	462.0	580.2	538.5
Depreciation and amortization	241.6	170.7	161.3
Total cost of sales	7,544.8	8,408.1	9,260.3
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	97.8	102.0	106.5
General and administrative expenses	248.3	274.7	247.6
Depreciation and amortization	26.0	23.6	38.1
Impairment of goodwill	126.0	—	—
Other operating income, net	(13.1)	(2.5)	(31.3)
Total operating costs and expenses	8,029.8	8,805.9	9,621.2
Operating (loss) income	(728.0)	492.3	611.9
Interest expense	129.0	131.1	125.9
Interest income	(3.3)	(11.3)	(5.8)
Income from equity method investments	(30.3)	(34.3)	(9.7)
Gain on sale of business	—	—	(13.3)
Gain on sale on non-operating refinery	(56.8)	—	—
Impairment loss on assets held for sale	—	—	27.5
Loss on extinguishment of debt	—	—	9.1
Other (income) expense, net	(3.5)	4.1	(7.3)
Total non-operating expense, net	35.1	89.6	126.4
(Loss) income before income tax (benefit) expense	(763.1)	402.7	485.5
Income tax (benefit) expense	(192.7)	71.7	101.9
(Loss) income from continuing operations, net of tax	(570.4)	331.0	383.6
Discontinued operations:
Income (loss) from discontinued operations, including loss on sale of discontinued operations	—	6.6	(10.9)
Income tax expense (benefit)	—	1.4	(2.2)
Income (loss) from discontinued operations, net of tax	—	5.2	(8.7)
Net (loss) income	(570.4)	336.2	374.9
Net income attributed to non-controlling interests	37.6	25.6	34.8
Net (loss) income attributable to Delek	$(608.0)	$310.6	$340.1
Basic (loss) income per share:
(Loss) income from continuing operations	$(8.26)	$4.03	$4.31
Income (loss) from discontinued operations	—	0.07	(0.20)
Total basic (loss) income per share	$(8.26)	$4.10	$4.11
Diluted (loss) income per share:
(Loss) income from continuing operations	$(8.26)	$3.99	$4.14
Income (loss) from discontinued operations	—	0.07	(0.19)
Total diluted (loss) income per share	$(8.26)	$4.06	$3.95
Weighted average common shares outstanding:
Basic	73,598,389	75,853,187	82,797,110
Diluted	73,598,389	76,574,091	86,768,401
Dividends declared per common share outstanding	$0.93	$1.14	$0.96
See accompanying notes to the consolidated financial statements

F-6 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(570.4)	$336.2	$374.9
Other comprehensive income (loss):
Commodity contracts designated as cash flow hedges:
Net (loss) gain related to commodity cash flow hedges	(1.3)	(43.4)	33.1
Income tax (benefit) expense	(0.3)	(9.5)	6.9
Net comprehensive (loss) income on commodity contracts designated as cash flow hedges	(1.0)	(33.9)	26.2
Loss on interest rate contracts designated as cash flow hedges, net of taxes	—	—	(0.5)
Foreign currency translation gain (loss), net of taxes	0.6	0.3	(0.9)
Postretirement benefit plans:
Unrealized (loss) gain arising during the year related to:
Net actuarial (loss) gain	(8.9)	5.8	(6.5)
Curtailment and settlement gains	—	2.7	2.5
Reclassified to other expense (income), net:
Gain recognized due to curtailment and settlement	—	(2.7)	(2.5)
Amortization of net actuarial loss	0.1	0.7	0.5
(Loss) gain related to postretirement benefit plans, net	(8.8)	6.5	(6.0)
Income tax (benefit) expense	(1.9)	1.4	(1.3)
Net comprehensive (loss) gain on postretirement benefit plans	(6.9)	5.1	(4.7)
Total other comprehensive (loss) gain	(7.3)	(28.5)	20.1
Comprehensive (loss) income	$(577.7)	$307.7	$395.0
Comprehensive income attributable to non-controlling interest	37.6	25.6	34.8
Comprehensive (loss) income attributable to Delek	$(615.3)	$282.1	$360.2

See accompanying notes to the consolidated financial statements

F-7 |

Financial Statements and Schedules

Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In millions, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2017:	81,533,548	$0.8	$900.1	$6.9	$767.8	(762,623)	$(25.0)	$313.6	$1,964.2
Net income	—	—	—	—	340.1	—	—	34.8	374.9
Other comprehensive income related to commodity contracts, net	—	—	—	26.2	—	—	—	—	26.2
Other comprehensive loss related to postretirement benefit plans, net	—	—	—	(4.7)	—	—	—	—	(4.7)
Other comprehensive loss related to interest rate contracts	—	—	—	(0.5)	—	—	—	—	(0.5)
Foreign currency translation loss, net	—	—	—	(0.9)	—	—	—	—	(0.9)
Common stock dividends ($0.96 per share)	—	—	—	—	(80.1)	—	—	—	(80.1)
De-recognition of non-controlling interest	—	—	—	—	—	—	—	(18.7)	(18.7)
Reclassification for stranded tax effects resulting from the Tax Reform Act	—	—	—	1.6	(1.6)	—	—	—	—
Equity-based compensation expense	—	—	20.9	—	—	—	—	0.5	21.4
Distribution to non-controlling interest	—	—	—	—	—	—	—	(27.7)	(27.7)
Repurchase of common stock	—	—	—	—	—	(9,022,386)	(365.3)	—	(365.3)
Issuance of stock for non-controlling interest repurchase, net of tax	5,649,373	0.1	140.4	—	—	—	—	(127.0)	13.5
Shares received in connection with exercise of Call Options	—	—	124.2	—	—	(2,692,771)	(123.9)	—	0.3
Warrant reclassification to liability award	—	—	(35.9)	—	—	—	—	—	(35.9)
Cumulative effect of adopting accounting principle regarding income tax effect of intra-equity transfers	—	—	—	—	(44.4)	—	—	—	(44.4)
Shares issued in connection with settlement of Convertible Notes	2,692,218	—	(0.3)	—	—	—	—	—	(0.3)
Taxes paid due to the net settlement of equity-based compensation	—	—	(11.5)	—	—	—	—	—	(11.5)
Exercise of equity-based awards	602,936	—	—	—	—	—	—	—	—
Other	—	—	(2.5)	—	—	—	0.1	—	(2.4)
Balance at December 31, 2018:	90,478,075	$0.9	$1,135.4	$28.6	$981.8	(12,477,780)	$(514.1)	$175.5	$1,808.1

F-8 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(In millions, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018:	90,478,075	$0.9	$1,135.4	$28.6	$981.8	(12,477,780)	$(514.1)	$175.5	$1,808.1
Net income	—	—	—	—	310.6	—	—	25.6	336.2
Other comprehensive loss related to commodity contracts, net	—	—	—	(33.9)	—	—	—	—	(33.9)
Other comprehensive gain related to postretirement benefit plans, net	—	—	—	5.1	—	—	—	—	5.1
Foreign currency translation gain, net	—	—	—	0.3	—	—	—	—	0.3
Common stock dividends ($1.14 per share)	—	—	—		(86.8)	—	—	—	(86.8)
Equity-based compensation expense	—	—	25.5	—	—	—	—	0.3	25.8
Distribution to non-controlling interest	—	—	—	—	—	—	—	(32.3)	(32.3)
Repurchase of common stock	—	—	—	—	—	(5,039,034)	(178.1)	—	(178.1)
Taxes paid due to the net settlement of equity-based compensation	—	—	(9.2)	—	—	—	—	—	(9.2)
Exercise of equity-based awards	508,950	—	—	—	—	—	—	—	—
Other	—	—	0.2	—	—	—	—	(0.1)	0.1
Balance at December 31, 2019:	90,987,025	$0.9	$1,151.9	$0.1	$1,205.6	(17,516,814)	$(692.2)	$169.0	$1,835.3

F-9 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(In millions, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019:	90,987,025	$0.9	$1,151.9	$0.1	$1,205.6	(17,516,814)	$(692.2)	$169.0	$1,835.3
Cumulative effect of adopting accounting principle regarding measurement of credit losses on financial instruments, net	—	—	—	—	(6.5)	—	—	—	(6.5)
Net (loss) income	—	—	—	—	(608.0)	—	—	37.6	(570.4)
Other comprehensive loss related to commodity contracts, net	—	—	—	(1.0)	—	—	—	—	(1.0)
Other comprehensive loss related to postretirement benefit plans, net	—	—	—	(6.9)	—	—	—	—	(6.9)
Foreign currency translation gain, net	—	—	—	0.6	—	—	—	—	0.6
Common stock dividends (0.93 per share)	—	—	—	—	(69.1)	—	—	—	(69.1)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(32.9)	(32.9)
Equity-based compensation expense	—	—	22.7	—	—	—	—	0.1	22.8
Repurchase of common stock	—	—	—	—	—	(58,713)	(1.9)	—	(1.9)
Impact from IDR Simplification transaction of Delek Logistics LP	—	—	37.2	—	—	—	—	(50.8)	(13.6)
Repurchases of non-controlling interests	—	—	(24.3)	—	—	—	—	(4.6)	(28.9)
Taxes paid due to the net settlement of equity-based compensation	—	—	(2.4)	—	—	—	—	—	(2.4)
Exercise of equity-based awards	369,843	—	—	—	—	—	—	—	—
Balance at December 31, 2020:	91,356,868	$0.9	$1,185.1	$(7.2)	$522.0	(17,575,527)	$(694.1)	$118.4	$1,125.1

See accompanying notes to the consolidated financial statements

F-10 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Consolidated Statements of Cash Flows
(In millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(570.4)	$336.2	$374.9
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	267.6	194.3	199.4
Other amortization/accretion	10.8	9.5	8.2
Non-cash lease expense	59.7	34.9	—
Deferred income taxes	(32.1)	64.6	(26.8)
Impairment of goodwill	126.0	—	—
Income from equity method investments	(30.3)	(34.3)	(9.7)
Dividends from equity method investments	33.2	23.9	8.8
Non-cash lower of cost or market/net realizable value adjustment	29.2	—	—
Loss on extinguishment of debt	—	—	9.1
Gain on sale of business	—	—	(13.3)
Gain on sale of non-operating refinery	(56.8)	—	—
Impairment of assets held for sale	—	—	27.5
Equity-based compensation expense	22.8	25.8	21.4
Other	3.1	(5.5)	5.6
Changes in assets and liabilities:
Accounts receivable	259.7	(276.7)	112.7
Inventories and other current assets	244.4	(417.7)	138.7
Fair value of derivatives	(23.1)	(12.5)	(52.6)
Accounts payable and other current liabilities	(480.3)	565.2	(128.1)
Obligation under Supply and Offtake Agreements	(129.6)	115.1	(84.3)
Non-current assets and liabilities, net	(16.8)	(47.6)	(1.1)
Cash (used in) provided by operating activities - continuing operations	(282.9)	575.2	590.4
Cash used in operating activities - discontinued operations	—	—	(30.1)
Net cash (used in) provided by operating activities	(282.9)	575.2	560.3
Cash flows from investing activities:
Equity method investment contributions	(31.2)	(267.4)	(0.2)
Distributions from equity method investments	72.0	0.8	1.2
Purchases of property, plant and equipment	(269.4)	(413.0)	(322.0)
Asset acquisitions	—	(8.0)	—
Purchase of intangible assets	(2.8)	(19.9)	(1.7)
Proceeds from sale of property, plant and equipment	0.2	1.1	11.1
Proceeds from sale of retail stores	—	15.1	—
Proceeds from sale of non-operating refinery	39.9	—	—
Proceeds from sale of business	—	—	110.8
Proceeds from sales of discontinued operations	—	—	55.5
Cash used in investing activities - continuing operations	(191.3)	(691.3)	(145.3)
Cash provided by investing activities - discontinued operations	—	—	20.0
Net cash used in investing activities	(191.3)	(691.3)	(125.3)

Delek US Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)
(In millions, except per share data )

	Year Ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Proceeds from long-term revolvers	1,883.1	1,435.4	2,124.6
Payments on long-term revolvers	(1,754.9)	(1,553.7)	(1,679.8)
Proceeds from term debt	185.0	434.0	690.6
Payments on term debt	(37.9)	(34.3)	(826.3)
Proceeds from product financing agreements	297.2	40.8	—
Repayments of product financing agreements	(128.1)	(22.2)	(72.4)
Settlement of warrants unwind agreement	—	—	(35.9)
Taxes paid due to the net settlement of equity-based compensation	(2.4)	(9.2)	(11.5)
Repurchase of common stock	(1.9)	(178.1)	(365.3)
Repurchase of non-controlling interest	(28.9)	—	—
Distribution to non-controlling interest	(32.9)	(32.3)	(27.7)
Impact of IDR Simplification transaction of Delek Logistics LP	(2.1)	—	—
Dividends paid	(69.1)	(86.8)	(80.1)
Deferred financing costs paid	(0.7)	(1.5)	(13.8)
Net cash provided by (used in) financing activities	306.4	(7.9)	(297.6)
Net (decrease) increase in cash and cash equivalents	(167.8)	(124.0)	137.4
Cash and cash equivalents at the beginning of the period	955.3	1,079.3	941.9
Cash and cash equivalents at the end of the period	$787.5	$955.3	$1,079.3

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.4 million, $1.5 million and $0.8 million in the 2020, 2019 and 2018 periods, respectively	$123.7	$126.2	$120.1
Income taxes	$3.6	$94.2	$103.9
Non-cash investing activities:
Common stock issued in connection with the buyout of Alon Partnership non-controlling interest	$—	$—	$127.0
(Decrease) increase in accrued capital expenditures	$(30.1)	$15.1	$(4.8)
Non-cash financing activities:
Non-cash lease liability arising from recognition of right of use assets upon adoption of Accounting Standards Update ("ASU") 2016-02	$—	$206.0	$—
Non-cash lease liability arising from obtaining right of use assets during the period	$58.1	$15.9	$—
Common stock issued in connection with settlement of Convertible Notes	$—	$—	$123.9
Treasury shares received in connection with exercise of Call Options	$—	$—	$(123.9)

See accompanying notes to the consolidated financial statements

F-11 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Notes to Consolidated Financial Statements
1. General
Delek US Holdings, Inc. operates through its consolidated subsidiaries, which include Delek US Energy, Inc. ("Delek Energy") (and its subsidiaries) and Alon USA Energy, Inc. ("Alon") (and its subsidiaries).
Effective July 1, 2017 (the "Effective Time"), we acquired the outstanding common stock of Alon (previously listed under New York Stock Exchange ("NYSE"): ALJ) (the "Delek/Alon Merger", as further discussed in Note 3), resulting in a new post-combination consolidated registrant renamed as Delek US Holdings, Inc.
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
Our consolidated financial statements include Delek Logistics Partners, LP ("Delek Logistics"), which is a variable interest entity ("VIE"). As the indirect owner of the general partner of Delek Logistics, we have the ability to direct the activities of this entity that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes for this entity and are Delek Logistics' primary customer. As Delek Logistics does not derive an amount of gross margin material to us from third parties, there is limited risk to Delek associated with Delek Logistics' operations. However, in the event that Delek Logistics incurs a loss, our operating results will reflect such loss, net of intercompany eliminations, to the extent of our ownership interest in this entity.
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
Risks and Uncertainties Arising from the COVID-19 Pandemic and the OPEC Production Disputes
The outbreak of COVID-19 and its development into a pandemic in March 2020 (the "COVID-19 Pandemic") has resulted in significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through social distancing have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity and resulted in airlines dramatically cutting back on flights and a decrease in motor vehicle use. As a result, there has also been a decline in the demand for, and thus also the market prices of, crude oil and certain of our products. In April and June 2020, an agreement was reached to cut oil production between the members of the Organization of Petroleum Exporting Countries ("OPEC") and other leading oil producing countries (together with OPEC, “OPEC+”), as part of the efforts to resolve the oil production disputes ("OPEC Production Disputes") that significantly affected crude oil prices beginning in first quarter of 2020 and to provide stability in the oil markets. While OPEC+ have reached an agreement to cut oil production, uncertainty about the duration of the COVID-19 Pandemic has caused storage constraints in the United States resulting from over-supply of produced oil. Therefore, downward pressure on commodity prices has remained and could continue for the foreseeable future.
Uncertainties related to the impact of the COVID-19 Pandemic and other events exist that could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under GAAP, we have considered them in the preparation of our consolidated financial statements as of and for the year ended December 31, 2020. The application of accounting policies impacted by such considerations include (but are not necessarily limited to) the following:
•The evaluation of indefinite-lived intangibles and goodwill for potential impairment during our annual assessment or where indicators exist, as defined by GAAP;

F-12 |

•The evaluation of long-lived assets for potential impairment, where indicators exist, as defined by GAAP;
•The evaluation of joint ventures for potential impairment, where indicators exist, as defined by GAAP;
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
•The evaluation of the impact of changing forecasts on our assessment of deferred tax asset valuation allowances and annual effective tax rates; and
•The evaluation of our ability to continue as a going concern.
Segment Reporting
Delek is an integrated downstream energy business based in Brentwood, Tennessee, and has three primary lines of business: petroleum refining; the transportation, storage and wholesale distribution of crude oil, intermediate and refined products; and convenience store retailing. For the periods presented, we have aggregated our operating segments into three reportable segments: Refining, Logistics and Retail.
Operations that are not specifically included in the reportable segments are included in Corporate, Other and Eliminations, which consists of the following:
•our corporate activities;
•results of certain immaterial operating segments, including our Canadian crude trading operations (as discussed in Note 12);
•Alon's asphalt terminal operations acquired as part of the Delek/Alon Merger and subsequently disposed in the second quarter of 2018 (see Note 8 for further discussion);
•wholesale crude operations;
•results and assets of discontinued operations; and
•intercompany eliminations.
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
The refining segment operates high conversion, independent refineries located in Tyler, Texas (the "Tyler refinery"), El Dorado, Arkansas (the "El Dorado refinery"), Big Spring, Texas (the "Big Spring refinery"), Krotz Springs, Louisiana (the "Krotz Springs refinery") and a non-operating refinery located in Bakersfield, California (the "Bakersfield refinery"), which was sold May 7, 2020. In addition, the refining segment owns and operates three biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi. The logistics segment owns and operates crude oil and refined products logistics and marketing assets. The retail segment markets gasoline, diesel and other refined petroleum products, and convenience merchandise through a network of company-operated retail fuel and convenience stores.
Segment reporting is more fully discussed in Note 4.
Cash and Cash Equivalents
Delek maintains cash and cash equivalents in accounts with large, U.S. or multi-national financial institutions. All highly liquid investments purchased with a term of three months or less are considered to be cash equivalents. As of December 31, 2020 and 2019, these cash equivalents consisted primarily of bank money market accounts and bank certificates of deposit, as well as overnight investments in U.S. Government or its agencies' obligations and bank repurchase obligations collateralized by U.S. Government or its agencies' obligations.
Accounts Receivable
Accounts receivable primarily consists of trade receivables generated in the ordinary course of business, but may also include receivables on commodity sales contracts that are part of crude optimization and are, therefore, related to transactions that are reflected as reductions of cost of materials and other rather than revenue. Such other receivables are with the same or similar customers as our trade receivables, and are subject to the same characteristics regarding the nature, timing, pricing and risk. Delek recorded an allowance for doubtful accounts related to accounts receivable of $7.2 million and $3.7 million and as of December 31, 2020 and 2019, respectively.

F-13 |

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
One customer accounted for more than 10% of our consolidated accounts receivable balance as of December 31, 2020 and 2019. No customer accounted for more than 10% of consolidated net sales for the years ended December 31, 2020, 2019 or 2018.
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
Investment Commodities
Investment commodities represent those commodities (generally crude oil) physically on hand as a result of trading activities with physical forward contracts where such crude will not be used (either directly in production or indirectly through inventory optimization) in the normal course of our refining business. Such investment commodities are maintained on a weighted average cost basis for determining realized gains and losses on physical purchases and sales under forward contracts, and ending balances are adjusted to fair value at each reporting date using published market prices of the commodity on the applicable exchange. The investment commodities are included in other current assets on the accompanying consolidated balance sheets and changes in fair value are recorded in other operating income in the accompanying consolidated statements of income.
Property, Plant and Equipment
Assets acquired by Delek in conjunction with business acquisitions are recorded at estimated fair value at the acquisition date in accordance with the purchase method of accounting as prescribed in Accounting Standards Codification ("ASC")  805, Business Combinations ("ASC 805"). Other acquisitions of property and equipment are carried at cost. Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized. Maintenance and repairs are charged to expense as incurred. Delek owns certain fixed assets on leased locations and depreciates these assets and asset improvements over the lesser of management's estimated useful lives of the assets or the remaining lease term.
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

Other Intangible Assets
Other intangible assets acquired in a business combination and determined to be finite-lived are amortized over their respective estimated useful lives. The finite-lived intangible assets are amortized on straight-line bases over the estimated useful lives of five to 15 years. The amortization expense is included in depreciation and amortization on the accompanying consolidated statements of income. Acquired intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment in connection with our evaluation of long-lived assets as events and circumstances indicate that the asset might be impaired.

F-14 |

Property, Plant and Equipment and Other Intangibles Impairment
Property, plant and equipment held and used and other intangibles are evaluated for impairment whenever indicators of impairment exist. In accordance with ASC 360, Property, Plant and Equipment ("ASC 360") and ASC 350, Intangibles - Goodwill and Other ("ASC 350"), Delek evaluates the realizability of these long-lived assets as events occur that might indicate potential impairment. In doing so, Delek assesses whether the carrying amount of the asset is recoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset. These impairment charges are included in other operating income in our consolidated statements of income. There were no impairment charges for the years ended December 31, 2020, 2019 or 2018.
Equity Method Investments
For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of influence over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Equity investments for which we determine we have significant influence are accounted for as equity method investments. Amounts recognized for equity method investments are included in equity method investments in our consolidated balance sheets and adjusted for our share of the net earnings and losses of the investee and cash distributions, which are separately stated in our consolidated statements of income and our consolidated statements of cash flows. We evaluate our equity method investments presented for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. There were no impairment losses recorded on equity method investments for the years ended December 31, 2020, 2019 or 2018. See Note 7 for further information on our equity method investments.
Variable Interest Entities
Our consolidated financial statements include the financial statements of our subsidiaries and variable interest entities, of which we are the primary beneficiary. We evaluate all legal entities in which we hold an ownership or other pecuniary interest to determine if the entity is a VIE. Variable interests can be contractual, ownership or other pecuniary interests in an entity that change with changes in the fair value of the VIE’s assets. If we are not the primary beneficiary, the general partner or another limited partner may consolidate the VIE, and we record the investment as an equity method investment.
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
Goodwill and Impairment
Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Goodwill is reviewed at least annually during the fourth quarter for impairment, or more frequently if indicators of impairment exist, such as disruptions in our business, unexpected significant declines in operating results or a sustained market capitalization decline. Goodwill is evaluated for impairment by comparing the carrying amount of the reporting unit to its estimated fair value. The Company adopted ASU 2017-04, Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment, during the fourth quarter of 2018. In accordance with this guidance, a goodwill impairment charge is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.
In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We may consider inputs such as a market participant weighted average cost of capital, gross margin, capital expenditures and long-term growth rates based on historical information and our best estimate of future forecasts, all of which are subject to significant judgment and estimates. We may also consider a market approach in determining or corroborating the fair values of the reporting units using a multiple of expected future cash flows, such as those used by third-party analysts, which is also subject to significant judgment and estimates. If these estimates and assumptions change in the future, due to factors such as a decline in general economic conditions, competitive pressures on sales and margins and other economic and industry factors beyond management's control, an impairment charge may be required. A significant risk to our future results and the potential future impairment of goodwill is the volatility of the crude oil and the refined product markets which is often unpredictable and may negatively impact our results of operations in ways that cannot be anticipated and that are beyond management's control.

F-15 |

Our annual assessment of goodwill resulted in an impairment of $126.0 million during the year ended December 31, 2020, and no impairment during the years ended December 31, 2019 and 2018. Details of remaining goodwill balances by segment are included in Note 18.
Derivatives
Delek records all derivative financial instruments, including any interest rate swap and cap agreements, fuel-related derivatives, over the counter ("OTC") future swaps, forward contracts and future RIN purchase and sales commitments that qualify as derivative instruments, at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of the derivative instruments are recognized in operations, unless we elect to apply and qualify for the hedging treatment permitted under the provisions of ASC 815 allowing such changes to be classified as other comprehensive income for cash flow hedges. We determine the fair value of all derivative financial instruments utilizing exchange pricing and/or price index developers such as Platts, Argus or OPIS. On a regular basis, Delek enters into commodity contracts with counterparties for the purchase or sale of crude oil, blendstocks, and various finished products. We evaluate these contracts under ASC 815 and do not measure at fair value if they qualify for, and we elect, the normal purchase / normal sale exception.
Delek's policy under the guidance of ASC 815-10-45, Derivatives and Hedging - Other Presentation Matters ("ASC 815-10-45"), is to net the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and offset these values against the cash collateral arising from these derivative positions.
Fair Value of Financial Instruments
The fair values of financial instruments are estimated based upon current market conditions and quoted market prices for the same or similar instruments. Management estimates that the carrying value approximates fair value for all of Delek's assets and liabilities that fall under the scope of ASC 825, Financial Instruments ("ASC 825"). Delek also applies the provisions of ASC 825 as it pertains to the fair value option with respect to certain financial instruments. This option permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings.
Delek applies the provisions of ASC 820, Fair Value Measurements and Disclosure ("ASC 820"), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to our commodity and other derivatives that are measured at fair value on a recurring basis, and to our supply and offtake agreements and environmental credit obligations that are accounted for under the fair value election. ASC 820 also applies to the measurement of our equity method investment, goodwill and long-lived tangible and intangible assets when determining whether or not an impairment exists, when circumstances require evaluation. This standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material to our financial statements as of December 31, 2020 and 2019.
Inventory Supply and Offtake Obligations
Delek has Supply and Offtake Agreements (the "Supply and Offtake Agreements" or the "J. Aron Agreements") with J. Aron & Company ("J. Aron") in connection with its El Dorado, Big Spring and Krotz Springs refineries, which provide a financing mechanism on contractual baseline inventory volumes and also revolving over and short volumes. We account for the market-indexed obligations under our Supply and Offtake Agreements as product (in this case, crude oil and refined product inventory) financing arrangements under the fair value option pursuant to ASC 825 and the fair value guidance provided by ASC 820, and recognize all changes in the fair value in cost of materials and other in the accompanying statements of income. During periods where we had fixed price components that were subject to interest rate risk and not market price risk, the changes in fair value of those components was recognized in interest expense. By electing the fair value option, the changes in fair value provide a natural economic hedge to our FIFO cost of sales recognition without having to bifurcate any embedded derivatives and consider the complex hedge accounting rules. See Notes 10 and 13 for further discussion.
Environmental Credits and Related Regulatory Obligations
As part of our refining operations, we generate certain regulatory environmental credit obligations due to the U.S. Environmental Protection Agency (“EPA”) or other regulatory agencies. Additionally, we may generate, during the operation of our refining or other activities, or purchase on a market, environmental credits for purposes of ultimately meeting expected environmental credit obligations. These resultant net environmental credit obligations are financial instruments under ASC 825. For those financial instruments where (1) there are consistently available observable market inputs or market-corroborated inputs; and (2) there continues to be (or is reasonably expected to be) sustained liquidity in the applicable credits market, we generally apply the fair value option, as available pursuant to ASC 825. We recognize a current liability at the end of each reporting period in which we do not have sufficient environmental credits to cover the current environmental credits obligation (a “deficit”), and we recognize a current asset at the end of each reporting period in which we have generated or acquired environmental credits meeting our recognition criteria in excess of our current environmental credits obligation (a “surplus”). Any obligation surplus or deficit would be measured at fair value either directly through the observable inputs or indirectly through the market-corroborated inputs. The net cost of environmental credits used each period as well as changes to fair value attributable to our environmental credit obligations (surplus or deficit) are charged to cost of materials and other in the consolidated statements of income.
Our environmental credit obligations predominantly relate to EPA’s Renewable Fuel Standard - 2 ("RFS-2"), which requires that certain refiners generate environmental credits, called Renewable Identification Numbers ("RINs"), by blending renewable fuels into the fuel products they produce, or else purchasing RINs on the market, and that such RINs shall be used to satisfy the related environmental credit obligation. Each

F-16 |

of our refineries is an obligated party under RFS-2. To the extent that any of our refineries is unable to blend renewable fuels to generate sufficient RINs, it must purchase RINs to satisfy its annual requirement ("RINs Obligation"). To the extent that we have purchased RINs or transferred RINs to our refineries, each refinery’s RINs Obligation may be a surplus or deficit at the end of each reporting period (their respective “Net RINs Obligation”). Because our Net RINs Obligations exceed the RINs we are able to generate annually on a consolidated basis, and because we have the legal ability to transfer RINs generated or purchased through any of our entities to our obligated parties as needed, we view and manage the Company’s individual Net RINs Obligations, as well as any non-obligated party RINs holdings, on a consolidated basis. Therefore, the sum of our individual obligated parties’ Net RINs Obligations as well as RINs held by our non-obligated parties which meet our recognition criteria, comprises the Company’s “Consolidated Net RINs Obligation.” For all periods presented in these consolidated financial statements, the individual financial instruments relating to specific category and vintage requirements under RFS-2 comprising our Consolidated Net RINs Obligation are subject to market risk and meet the criteria set forth above. Therefore, we have elected to apply the fair value option to the individual financial instruments comprising our Consolidated Net RIN Obligation, using the fair value guidance provided by ASC 820.
Other Related Transactions
From time to time, Delek enters into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RINs commitment contracts meet the definition of derivative instruments under ASC 815, Derivatives and Hedging ("ASC 815"), and are measured at fair value based on quoted prices from an independent pricing service. Changes in the fair value of these future RINs commitment contracts are recorded in cost of materials and other on the consolidated statements of income. See Note 12 for further information.
Additionally, from time to time, we may elect to sell surplus environmental credits and contemporaneously enter into a corresponding obligation to repurchase substantially identical environmental credits at a future date to provide an additional source of short-term financing and to take advantage of market liquidity for holdings that are not currently required for operations. We account for such transactions as product financing arrangements. In such cases, the sale is not recognized, but rather the proceeds are treated as product financing proceeds where a corresponding product financing obligation is recorded, while the subsequent repurchase is treated as repayment of the product financing obligation, with the difference recorded as interest expense over the intervening period. Such transactions are included in our cash flows from financing transactions.
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

F-17 |

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
Other
In the first quarter of 2020, we began selling crude barrels through supply agreements predominantly in the gulf coast region. The transaction price for these products is based on contractual rates. Revenue is recognized based on consideration specified in such agreements when performance obligations are satisfied by transferring control of crude oil to the customer.
The transaction prices of our contracts with customers are either fixed or variable, with variable pricing generally based on various market indices. For our contracts that include variable consideration, we utilize the variable consideration allocation exception, whereby the variable consideration is only allocated to the performance obligations that are satisfied during the period. Refer to Note 4 for disclosure of our revenue disaggregated by segment, as well as a description of our reportable segment income.
Credit Losses
Under ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments as codified in ASC 326, Financial Instruments - Credit Losses ("ASC 326"), we have applied the expected credit loss model for recognition and measurement of impairments in financial assets measured at amortized cost or at fair value through other comprehensive income including accounts receivables. The expected credit loss model is also applied for notes receivables and contractual holdbacks to which ASU 2016-13 applies and which are not accounted for at fair value through profit or loss. The loss allowance for the financial asset is measured at an amount equal to the lifetime expected credit losses. If the credit risk on the financial asset has decreased significantly since initial recognition, the loss allowance for the financial asset is re-measured. Changes in loss allowances are recognized in profit and loss. For trade receivables, a simplified impairment approach is applied recognizing expected lifetime losses from initial recognition.
Cost of Materials and Other and Operating Expenses
For the refining segment, cost of materials and other includes the following:
•the direct cost of materials (such as crude oil and other refinery feedstocks, refined petroleum products and blendstocks, and ethanol feedstocks and products) that are a component of our products sold;
•costs related to the delivery (such as shipping and handling costs) of products sold;

F-18 |

•costs related to our environmental credit obligations to comply with various governmental and regulatory programs (such as the cost of RINs as required by the EPA's Renewable Fuel Standard and emission credits under various cap-and-trade systems); and
•gains and losses on our commodity derivative instruments.
Operating expenses for the refining segment include the costs to operate our refineries and biodiesel facilities, excluding depreciation and amortization. These costs primarily include employee-related expenses, energy and utility costs, catalysts and chemical costs, and repairs and maintenance expenses.
For the logistics segment, cost of materials and other includes the following:
•all costs of purchased refined products, additives and related transportation of such products,
•costs associated with the operation of our trucking assets, which primarily include allocated employee costs and other costs related to fuel, truck leases and repairs and maintenance,
•the cost of pipeline capacity leased from a third-party, and
•gains and losses related to our commodity hedging activities.
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
Sales, Use and Excise Taxes
Delek's policy is to exclude from revenue all taxes assessed by a governmental authority, including sales, use and excise taxes, that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer.
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
Advertising Costs
Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the years ended December 31, 2020, 2019 and 2018 was $1.9 million, $3.4 million and $4.1 million, respectively.
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

F-19 |

For all leases that include fixed rental rate increases, these are included in our fixed lease payments. Our leases may include variable payments, based on changes on price or other indices, that are expensed as incurred.
Delek calculates the total lease expense for the entire noncancelable lease period, considering renewals for all periods for which it is reasonably certain to be exercised, and records lease expense on a straight-line basis in the accompanying consolidated statements of income. Accordingly, a lease liability is recognized for these leases and is calculated to be the present value of the fixed lease payments, as defined by ASC 842-20, using a discount rate based on our incremental borrowing rate. A corresponding right-of-use asset is recognized based on the lease liability and adjusted for certain costs and prepayments. The right-of-use asset is amortized over the noncancelable lease period, considering renewals for all periods for which it is reasonably certain to be exercised. See Note 25 for further information.
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
Postretirement Benefits
In connection with the Delek/Alon Merger, we assumed defined benefit pension and postretirement medical plans for certain former Alon employees. We recognize the underfunded status of our defined benefit pension and postretirement medical plans as a liability. Changes in the funded status of our defined benefit pension and postretirement medical plans are recognized in other comprehensive income in the period when the changes occur. The funded status represents the difference between the projected benefit obligation and the fair value of the plan assets. The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Plan assets are measured at fair value. We use December 31 of each year, or more frequently as necessary, as the measurement date for plan assets and obligations for all of our defined benefit pension and postretirement medical plans. We straight-line amortize prior service costs and actuarial gains and losses over the average future service of members expected to receive benefits and use a 10% corridor in regards to the actuarial gains and losses. See Note 23 for more information regarding our postretirement benefits.
The service cost component of net periodic benefit is included as part of general and administrative expenses in the accompanying consolidated statements of income. The other components of net periodic benefit are included as part of other expense (income), net in the accompanying consolidated statements of income.

F-20 |

New Accounting Pronouncements Adopted During 2020
ASU 2018-15, Intangible - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the Financial Accounting Standards Board (the "FASB") issued guidance related to customers’ accounting for implementation costs incurred in a cloud computing arrangement that is considered a service contract. This pronouncement aligns the requirements for capitalizing implementation costs in such arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We adopted this guidance prospectively on January 1, 2020 and the adoption did not have a material impact on our business, financial condition or results of operations.
ASU 2018-13, Fair Value Measurement - Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued guidance related to disclosure requirements for fair value measurements. The pronouncement eliminates, modifies and adds disclosure requirements for fair value measurements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We adopted this guidance on January 1, 2020 and the adoption did not have a material impact on our business, financial condition or results of operations. See Note 13.
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
Accounting Pronouncements Not Yet Adopted
ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU 2020-06, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company is evaluating the impact of this guidance but does not currently expect adopting this new guidance will have a material impact on its consolidated financial statements and related disclosures.
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
ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815
In January 2020, the FASB issued ASU 2020-01 which is intended to clarify interactions between the guidance to account for certain equity securities under Topics 321, 323 and 815, and improve current GAAP by reducing diversity in practice and increasing comparability of accounting. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. We expect to adopt this guidance on the effective date and do not expect adopting this new guidance will have a material impact on our business, financial condition and results of operations.
ASU 2019-12, Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued guidance which is intended to simplify various aspects related to accounting for income taxes, eliminate certain exceptions within ASC 740 and clarify certain aspects of the current guidance to promote consistency among reporting entities. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. We expect to adopt this guidance on the effective date and do not expect adopting this new guidance will have a material impact on our business, financial condition and results of operations.

F-21 |

ASU 2018-14, Compensation - Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued guidance related to disclosure requirements for defined benefit plans. The pronouncement eliminates, modifies and adds disclosure requirements for defined benefit plans. The pronouncement is effective for fiscal years beginning after December 15, 2020. We expect to adopt this guidance on the effective date and do not expect adopting this new guidance will have a material impact on our business, financial condition or results of operations.

3. Acquisitions
Alon
Effective July 1, 2017, we acquired the outstanding common stock of Alon resulting in a new post-combination consolidated registrant renamed as Delek US Holdings, Inc. In connection with the Delek/Alon Merger, Alon, Delek and U.S. Bank National Association, as trustee (the “Trustee”) entered into a First Supplemental Indenture (the “Supplemental Indenture”), effective as of July 1, 2017, which provided that Alon's 3.0% Convertible Senior Notes due 2018, which were previously convertible into Alon common stock, would thereafter be convertible into Delek common stock based on the exchange rate applied in the Delek/Alon Merger (the “Convertible Notes”). Additionally, in connection with the Convertible Notes, Alon also entered into equity instruments, including call options (the "Call Options") and warrants (the "Warrants"), designed, in combination, to hedge a portion of the risk associated with the potential exercise of the conversion feature of the Convertible Notes and to mitigate the dilutive effect of such potential conversion. These instruments were exchanged in connection with the Delek/Alon Merger into instruments that were indexed to Delek common stock. See Note 11 for further discussion of these instruments and subsequent activity.
The Delek/Alon Merger was accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair value as of the acquisition date. During the year ended December 31, 2018, we continued our procedures to determine the fair value of assets acquired and liabilities assumed in the Delek/Alon Merger, all of which were completed by June 30, 2018. Transaction costs incurred by the Company in connection with the Delek/Alon Merger totaled approximately $6.6 million for the year ended December 31, 2018. Such costs were included in general and administrative expenses in the accompanying consolidated statements of income.

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
•wholesale crude operations;
•Alon's asphalt terminal operations;
•our discontinued Paramount and Long Beach, California refinery and California renewable fuels facility operations (acquired as part of the Delek/Alon Merger) (see Note 8 for further discussion); and
•intercompany eliminations.
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
Refining Segment
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 bpd as of December 31, 2020, including the following:
•75,000 bpd Tyler, Texas refinery (the "Tyler refinery");
•80,000 bpd El Dorado, Arkansas refinery (the "El Dorado refinery");
•73,000 bpd Big Spring, Texas refinery (the "Big Spring refinery");

F-22 |

•74,000 bpd Krotz Springs, Louisiana refinery (the "Krotz Springs refinery"); and
•a non-operating refinery located in Bakersfield, California, which was sold May 7, 2020.
As of December 31, 2020, the refining segment also owns and operates three biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi. The biodiesel industry has historically been substantially aided by federal and state tax incentives. One tax incentive program that has been significant to our renewable fuels facilities is the federal blender's tax credit (also known as the biodiesel tax credit or "BTC"). The BTC provides a $1.00 refundable tax credit per gallon of pure biodiesel to the first blender of biodiesel with petroleum-based diesel fuel. The blender's tax credit was re-enacted in December 2019 for the years 2020 through 2022 and was retroactively reinstated for 2018 and 2019.
On May 7, 2020, we sold our equity interests in Alon Bakersfield Property, Inc., an indirect wholly-owned subsidiary that owns our non-operating refinery located in Bakersfield, California, to a subsidiary of Global Clean Energy Holdings, Inc. (“GCE”) for total cash consideration of $40.0 million. As a result of this sale, we recognized a gain of $56.8 million, largely due to the buyer assuming substantially all of the asset retirement obligations and environmental liabilities associated with this refinery, which is included in gain on sale of non-operating refinery on the accompanying consolidated statements of income. As part of the transaction, GCE granted a call option to Delek to acquire up to a 33 1/3% limited member interest in the acquiring subsidiary of GCE for $400 per unit (up to $13.3 million), subject to certain adjustments. Such option is exercisable by Delek through the 90th day after GCE demonstrates commercial operations, as contractually defined.
The refining segment's petroleum-based products are marketed primarily in the south central, southwestern and western regions of the United States. This segment also ships and sells gasoline into wholesale markets in the southern and eastern United States. Motor fuels are sold under the Alon or Delek brand through various terminals to supply Alon or Delek branded retail sites. In addition, we sell motor fuels through its wholesale distribution network on an unbranded basis.
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
Retail Segment
Our retail segment includes the operations of owned and leased convenience store sites located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel under the Alon or Delek brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. We operated 253 and 252 stores as of December 31, 2020 and 2019, respectively.
In November 2018, we terminated the license agreement with 7-Eleven, Inc. The terms of such agreement and subsequent amendments require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed at such convenience store sites. In connection with certain strategic initiatives, we closed one store in 2020 and for the year ended December 31, 2019, we closed or sold 30 under-performing or non-strategic store locations for total proceeds of $15.1 million.
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
Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by contribution margin for the year ended indicated (in millions):

F-23 |

	Year Ended December 31, 2020
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$5,363.1	$183.6	$681.7	$1,073.4	$7,301.8
Inter-segment fees and revenues	454.6	379.8	—	(834.4)	—
Operating costs and expenses:
Cost of materials and other	5,745.5	269.1	523.6	303.0	6,841.2
Operating expenses (excluding depreciation and amortization presented below)	402.7	56.2	90.5	10.4	559.8
Segment contribution margin	$(330.5)	$238.1	$67.6	$(74.4)	(99.2)
Depreciation and amortization	$198.3	$35.7	$13.2	$20.4	267.6
Impairment of goodwill	$126.0	$—	$—	$—	126.0
General and administrative expenses					248.3
Other operating income, net					(13.1)
Operating loss					$(728.0)
Capital spending (excluding business combinations)	$201.0	$15.8	$9.1	$13.7	$239.6

	Year Ended December 31, 2019
(In millions)	Refining (1) (2)	Logistics	Retail	Corporate, Other and Eliminations (2)	Consolidated
Net revenues (excluding intercompany fees and revenues)	$8,095.9	$323.0	$838.0	$41.3	$9,298.2
Inter-segment fees and revenues	702.6	261.0	—	(963.6)	—
Operating costs and expenses:
Cost of materials and other	7,528.2	336.5	684.7	(892.2)	7,657.2
Operating expenses (excluding depreciation and amortization presented below)	492.4	74.1	94.8	20.9	682.2
Segment contribution margin	$777.9	$173.4	$58.5	$(51.0)	958.8
Depreciation and amortization	$134.3	$26.7	$11.2	$22.1	194.3
General and administrative expenses					274.7
Other operating income, net					(2.5)
Operating income					$492.3
Capital spending (excluding business combinations)	$266.6	$9.9	$20.5	$131.1	$428.1

	Year Ended December 31, 2018
(In millions)	Refining (1) (2)	Logistics	Retail	Corporate, Other and Eliminations (2)	Consolidated
Net revenues (excluding intercompany fees and revenues)	$8,771.4	$416.8	$915.4	$129.5	$10,233.1
Inter-segment fees and revenues	839.0	240.8	—	(1,079.8)	—
Operating costs and expenses:
Cost of materials and other	8,305.5	429.1	755.8	(929.9)	8,560.5
Operating expenses (excluding depreciation and amortization presented below)	465.4	58.7	100.7	20.2	645.0
Segment contribution margin	$839.5	$169.8	$58.9	$(40.6)	1,027.6
Depreciation and amortization	$133.7	$26.0	$24.6	$15.1	199.4
General and administrative expenses					247.6
Other operating income, net					(31.3)
Operating income					$611.9
Capital spending (excluding business combinations)	$203.9	$11.6	$10.0	$91.7	$317.2

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
(2)     The refining segment results of operations for the years ended December 31, 2019 and 2018, includes hedging gains (losses), a component of cost of materials and other, of $16.3 million and $(25.6) million, respectively, which was previously included and reported in corporate, other and eliminations.

F-24 |

Other Segment Information
Total assets by segment were as follows as of:

	December 31, 2020
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Total assets	$5,848.9	$956.5	$258.9	$(930.2)	$6,134.1
Less:
Inter-segment notes receivable	(1,285.8)	—	—	1,285.8	—
Inter-segment right of use lease assets	(370.6)	—	—	370.6	—
Total assets, excluding inter-segment notes receivable and right of use assets	$4,192.5	$956.5	$258.9	$726.2	$6,134.1

	December 31, 2019
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Total assets	$6,549.4	$744.4	$344.9	$(622.4)	$7,016.3
Less:
Inter-segment notes receivable	(1,586.8)	—	—	1,586.8	—
Inter-segment right of use lease assets	(441.3)	—	—	441.3	—
Total assets, excluding inter-segment notes receivable and right of use assets	$4,521.3	$744.4	$344.9	$1,405.7	$7,016.3

5. Earnings (Loss) Per Share
Earnings (Loss) Per Share
Basic earnings per share (or "EPS") is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income (loss), as adjusted for changes to income that would result from the assumed settlement of the dilutive equity instruments included in diluted weighted average common shares outstanding, by the diluted weighted average common shares outstanding. For all years presented, we have outstanding various equity-based compensation awards that are considered in our diluted EPS calculation (when to do so would not be anti-dilutive), and is inclusive of awards disclosed in Note 21 to these consolidated financial statements. For those instruments that are indexed to our common stock, they are generally dilutive when the market price of the underlying indexed share of common stock is in excess of the exercise price. Additionally, in connection with the Delek/Alon Merger, we assumed certain equity instruments, including conversion options (associated with Convertible Notes) and Warrants, that were dilutive in certain periods in which they were outstanding (see discussion of these instruments in Note 11). The Convertible Notes conversion options were dilutive during the period they were outstanding when the incremental EPS calculated by dividing the increase in income associated with the elimination of interest expense on the convertible debt, net of tax, by the number of shares that would be issued upon conversion using the treasury stock method (which is applicable because of the cash settlement feature associated with the underlying principal) is dilutive to the overall diluted EPS calculation. The Warrants were generally dilutive during the periods they were outstanding when the market price of the underlying indexed share of common stock was in excess of the exercise price. All such instruments that may otherwise be dilutive may not be dilutive when there is net loss for the period. We also assumed Call Options in connection with the Delek/Alon Merger which were not reflected in the diluted weighted average common shares outstanding because to do so would have been antidilutive. On September 17, 2018, Delek settled the Convertible Notes for a combination of cash and shares of Delek common stock (See Note 11) and in November 2018, Delek entered into Warrant Unwind Agreements (the "Unwind Agreements" - See Note 11) with the holders of our outstanding common stock warrants; therefore, these instruments were only potentially dilutive for EPS for the year ended December 31, 2018. The following table sets forth the computation of basic and diluted earnings per share.

F-25 |

	Year Ended December 31,
	2020	2019	2018
Numerator:
Numerator for EPS - continuing operations
(Loss) Income from continuing operations	$(570.4)	$331.0	$383.6
Less: Income from continuing operations attributed to non-controlling interest	37.6	25.6	26.7
(Loss) income from continuing operations attributable to Delek (numerator for basic EPS - continuing operations attributable to Delek)	(608.0)	305.4	356.9
Interest on convertible debt, net of tax	—	—	2.6
Numerator for diluted EPS - continuing operations attributable to Delek	$(608.0)	$305.4	$359.5

Numerator for EPS - discontinued operations
Income (loss) from discontinued operations, including gain (loss) on sale of discontinued operations	$—	$6.6	$(10.9)
Less: Income tax expense (benefit)	—	1.4	(2.2)
Income (loss) from discontinued operations, net of tax	—	5.2	(8.7)
Less: Income from discontinued operations attributed to non-controlling interest	—	—	8.1
Income (loss) from discontinued operations attributable to Delek	$—	$5.2	$(16.8)

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	73,598,389	75,853,187	82,797,110
Dilutive effect of convertible debt		—	1,525,846
Dilutive effect of warrants	—	—	967,352
Dilutive effect of stock-based awards	—	720,904	1,478,093
Weighted average common shares outstanding, assuming dilution	73,598,389	76,574,091	86,768,401

EPS:
Basic (loss) income per share:
(Loss) income from continuing operations	$(8.26)	$4.03	$4.31
Income (loss) from discontinued operations	—	0.07	(0.20)
Total basic (loss) income per share	$(8.26)	$4.10	$4.11
Diluted (loss) income per share:
(Loss) income from continuing operations	$(8.26)	$3.99	$4.14
Income (loss) from discontinued operations	—	0.07	(0.19)
Total diluted (loss) income per share	$(8.26)	$4.06	$3.95

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:

Antidilutive stock-based compensation (because average share price is less than exercise price)	466,254	1,932,179	1,462,112
Antidilutive due to loss	3,616,690	—	—
Total antidilutive stock-based compensation	4,082,944	1,932,179	1,462,112

F-26 |

6. Delek Logistics and the Alon Partnership
Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of December 31, 2020, we owned an 80.0% interest in Delek Logistics, consisting of 34,745,868 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying consolidated balance sheets.
On August 13, 2020, Delek Logistics completed a transaction to eliminate the incentive distribution rights ("IDRs") held by Delek Logistics GP, LLC ("Logistics GP"), the general partner, and convert the 2.0% economic general partner interest into a non-economic general partner interest in exchange for total consideration consisting of $45.0 million cash and 14.0 million newly issued common limited partner units. Contemporaneously, we repurchased 5.2% ownership interest in the general partner from affiliates, who are also members of the general partner's management and board of directors, for $23.1 million, increasing our ownership interest in the general partner to 100.0%. As a result of these transactions, the non-controlling interest in our consolidated balance sheets decreased by $50.8 million, with a $37.2 million increase to additional paid-in capital which is net of $11.5 million related to deferred income taxes and $2.1 million of transaction costs.
In August 2020, Delek Logistics filed a shelf registration statement, which subsequently became effective, with the U.S. Securities and Exchange Commission for the proposed re-sale or other disposition from time to time by Delek of up to 14.0 million common limited partner units representing our limited partner interests in Delek Logistics. No units were sold for the year ended December 31, 2020.
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

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$4.2	$5.5
Accounts receivable	15.7	13.2
Accounts receivable from related parties	5.9	—
Inventory	3.1	12.6
Other current assets	0.4	2.3
Property, plant and equipment, net	464.8	295.0
Equity method investments	253.7	247.0
Operating lease right-of-use assets	24.2	3.7
Goodwill	12.2	12.2
Intangible assets, net	160.1	146.6
Other non-current assets	12.1	6.3
Total assets	$956.4	$744.4
LIABILITIES AND DEFICIT
Accounts payable	$6.7	$12.5
Accounts payable to related parties	—	8.9
Current portion of operating lease liabilities	8.7	1.4
Accrued expenses and other current liabilities	12.9	12.2
Long-term debt	992.3	833.1
Asset retirement obligations	6.0	5.6
Operating lease liabilities, net of current portion	15.4	2.3
Deferred tax liabilities	0.6	0.2
Other non-current liabilities	22.1	19.3
Deficit	(108.3)	(151.1)
Total liabilities and deficit	$956.4	$744.4

F-27 |

Effective May 1, 2020, Delek through its wholly owned subsidiaries Lion Oil Company (“Lion Oil”) and Delek Refining, Ltd. (“Delek Refining”) contributed certain leased and owned tractors and trailers and related assets used in the provision of trucking and transportation services for crude oil, petroleum and certain other products throughout Arkansas, Oklahoma and Texas to Delek Trucking, LLC (“Delek Trucking”), a direct wholly owned subsidiary of Lion Oil. Following this contribution, Lion Oil sold all of the issued and outstanding membership interests in Delek Trucking (the “Trucking Acquisition”) to DKL Transportation, LLC (“DKL Transportation”), a wholly owned subsidiary of Delek Logistics. Promptly following the consummation of the Trucking Acquisition, Delek Trucking merged with and into DKL Transportation, with DKL Transportation continuing as the surviving entity. Total consideration for the Trucking Acquisition was approximately $48.0 million in cash, subject to certain post-closing adjustments, financed primarily with borrowings under Delek Logistics’ revolving credit facility. In connection with the Trucking Acquisition, Delek Refining, Lion Oil and DKL Transportation entered into a Transportation Services Agreement pursuant to which DKL Transportation will gather, coordinate the pickup of, transport and deliver petroleum products for Delek Refining and Lion Oil, as well as provide ancillary services as requested. Prior periods have not been recast in our Note 4 - Segment Data, as these assets did not constitute a business in accordance with ASU 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"), and the transaction was accounted for as an acquisition of assets between entities under common control.
Effective March 31, 2020, Delek Logistics, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Big Spring Gathering System, located in Howard, Borden and Martin Counties, Texas, from Delek, which included the execution of related commercial agreements. In connection with the closing of the transaction, Delek, Delek Logistics and various of their respective subsidiaries entered into a Throughput and Deficiency Agreement (the “T&D Agreement”). Under the T&D Agreement, Delek Logistics will operate and maintain the Big Spring Gathering System connecting our interests in and to certain crude oil production with the Delek Logistics' Big Spring, Texas terminal and provide gathering, transportation and other related services. The total consideration was subject to certain post-closing adjustments and was comprised of $100.0 million in cash and 5.0 million common units representing limited partner interest in Delek Logistics. The cash component of this dropdown was financed with borrowings on the DKL Credit Facility (as defined in Note 11). Prior periods have not been recast in our Note 4 - Segment Data, as these assets did not constitute a business in accordance with ASU 2017-01 and the transaction was accounted for as an acquisition of assets between entities under common control.
Additionally, in March 2020, we purchased 451,822 of Delek Logistics limited partner units from an investor pursuant to a Common Unit Purchase Agreement between Delek Marketing & Supply, LLC and such investor. The purchase price of the units amounted to approximately $5.0 million.
In March 2018, Delek Logistics, through its wholly-owned subsidiary DKL Big Spring, LLC, completed the acquisition from a subsidiary of Delek (the Alon Partnership) of storage tanks and terminals that support our Big Spring, Texas refinery (the "Big Spring Logistic Assets Acquisition"), which included the execution of related commercial agreements. In addition, a new marketing agreement was entered into between the subsidiary of Delek Logistics and the Alon Partnership pursuant to which the subsidiary of Delek Logistics provides marketing services for product sales from the Big Spring refinery. The cash paid for the transferred assets was $170.8 million, and the cash paid for the marketing agreement was $144.2 million. The transactions were financed with borrowings under the 2014 Facility (as defined in Note 11). Additionally, the transaction resulted in the creation of a deferred tax asset related to the tax-book basis difference in the sold assets totaling $98.8 million, against which we have recorded a valuation allowance totaling $5.5 million for the portion of the deferred tax asset that relates to basis difference attributable to the non-controlling interest and therefore may not be realizable. Prior periods have not been recast in our Note 4 - Segment Data, as these assets did not constitute a business in accordance with the ASU 2017-01, and were accounted for as acquisitions of assets between entities under common control.
Alon Partnership
As part of the Delek/Alon Merger, we acquired the Alon Partnership which owns the assets and conducts the operations of the Big Spring refinery and the associated integrated wholesale marketing operations. On February 7, 2018 (the "Merger Date"), Delek acquired from the Alon Partnership all of the outstanding limited partner units that Delek did not already own in an all-equity transaction (the "Alon Partnership Merger"). Delek owned approximately 51.0 million limited partner units of the Alon Partnership, or approximately 81.6% of the outstanding units, immediately prior to the Merger Date. Under terms of the merger agreement, the owners of the remaining outstanding units in the Alon Partnership that Delek did not own immediately prior to the Merger Date received a fixed exchange ratio of 0.49 shares of Delek common stock for each limited partner unit of the Alon Partnership, resulting in the issuance of approximately 5.6 million shares of Delek common stock to the public unitholders of the Alon Partnership. Because the transaction represented a combination of ownership interests under common control, the transfer of equity from non-controlling interest to owned interest (additional paid-in capital) was recorded at carrying value and no gain or loss was recognized in connection with the transaction. Additionally, book-tax basis difference was created as a result of the transaction that resulted in a deferred tax asset of approximately $13.5 million, net of a valuation allowance on certain state income tax components, that also increased additional paid-in capital. Transaction costs incurred by the Company in connection with the Alon Partnership Merger totaled approximately $3.0 million for the year ended December 31, 2018. Such costs were included in general and administrative expenses in the accompanying consolidated statements of income.

F-28 |

7. Equity Method Investments
Wink to Webster Pipeline
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
During the years ended December 31, 2020 and 2019, we made capital contributions totaling $18.9 million and $126.7 million, respectively. As of December 31, 2019, Delek's investment balance in WWP totaled $125.3 million, and our portion of net losses was $1.4 million for the year ended December 31, 2019.
On February 21, 2020, we through our wholly-owned direct subsidiary Delek Energy, entered into the W2W Holdings LLC Agreement with MPLX Operations LLC ("MPLX") (collectively, with its wholly-owned subsidiaries, the "WWP Project Financing Joint Venture" or the "WWP Project Financing JV"). The WWP Project Financing JV was created for the specific purpose of obtaining financing to fund our combined capital calls resulting from and occurring during the construction period of the pipeline system under the WWP Joint Venture, and to service that debt. In connection with the arrangement, both Delek Energy and MPLX contributed their respective 15% ownership interests to the WWP Project Financing JV as collateral for and in service of the related project financing. Accordingly, distributions received from WWP through the WWP Project Financing JV will first be applied in service of the related project financing debt, with excess distributions being made to the members of the WWP Project Financing JV as provided for in the W2W Holdings LLC Agreement and as allowed under the project financing debt. The obligations of the members under the joint venture are guaranteed by the parents of the members of the WWP Project Financing JV.
The Company evaluated Delek's investment in W2W Holdings LLC ("HoldCo") and determined that HoldCo is a variable interest entity. The Company determined it is not the primary beneficiary since it does not have the power to direct activities that most significantly impact HoldCo. The Company does not hold a controlling financial interest in HoldCo because no single party has the power to direct the activities that most significantly impact HoldCo’s economic performance since power to make the decisions about the significant activities is shared equally with MPLX and all significant decisions require unanimous consent of the Board of Directors. The Company accounts for its investment in HoldCo using the equity method of accounting due to its significant influence with its 50% membership interest.
The Company's maximum exposure to any losses incurred by HoldCo is limited to its investment. As of December 31, 2020, except for the guarantee of member obligations under the joint venture, the Company does not have other existing guarantees with or to HoldCo, or any third-party work contracted with it.
As of December 31, 2020, Delek's investment balance in WWP Project Financing Joint Venture totaled $66.6 million and is included as part of total assets in corporate, other and eliminations in our segment disclosure. During the year ended December 31, 2020, we received distributions of $69.3 million from WWP Project Financing Joint Venture to return excess capital contributions made. In addition, we recognized a loss on the investment of $8.5 million for the year ended December 31, 2020.
Delek Logistics Investments
In May 2019, Delek Logistics, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed under the Delek Logistics Credit Facility (as defined in Note 11), to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River ("Red River Pipeline Joint Venture"). Red River owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. In August 2020, Red River completed a planned expansion project to increase the pipeline capacity which commenced operations on October 1, 2020. Delek Logistics contributed an additional $3.5 million related to such expansion project in May 2019. During the year ended December 31, 2020, we made additional capital contributions totaling $12.2 million based on capital calls received. As of December 31, 2020 and 2019, Delek's investment balance in Red River totaled $141.8 million and $131.0 million, respectively. We recognized income on the investment totaling $8.9 million and $8.4 million for the years ended December 31, 2020 and 2019, respectively. This investment is accounted for using the equity method and is included as part of total assets in our logistics segment.
In addition to Red River, Delek Logistics has two other joint ventures that own and operate logistics assets, and which serve third parties and subsidiaries of Delek. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems (the "Caddo Pipeline") and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system (the "Rio Pipeline"). As of December 31, 2020 and 2019, Delek Logistics' investment balance in these joint ventures was $111.9 million and $116.0 million, respectively, and are accounted for using the equity method. We recognized income on these investments totaling $13.8 million and $11.5 million for the years ended December 31, 2020 and 2019, respectively.

F-29 |

Other Investments
Effective with the Delek/Alon Merger, we acquired a 50% interest in two joint ventures that own asphalt terminals located in Fernley, Nevada, and Brownwood, Texas. On May 21, 2018, Delek sold its 50% interest in the asphalt terminal located in Fernley, Nevada. See Note 8 for further discussion. As of December 31, 2020 and 2019, Delek's investment balance in the Brownwood, Texas joint venture was $39.3 million and $30.7 million, respectively. We recognized income on this investment totaling $15.4 million and $15.2 million for the years ended December 31, 2020 and 2019, respectively. This investment is accounted for using the equity method and is included as part of total assets in the corporate, other and eliminations in our segment disclosure.
Delek Renewables, LLC, a wholly-owned subsidiary of Delek, has a 50% interest in a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in North Little Rock, Arkansas. As of December 31, 2020 and 2019, Delek Renewables, LLC's investment balance in this joint venture was $4.0 million and $4.3 million, respectively, and was accounted for using the equity method. We recognized nominal income on this investment for the both years ended December 31, 2020 and 2019. The investment in this joint venture is reflected in the refining segment.

8. Discontinued Operations and Assets Held for Sale
Asphalt Terminals Held for Sale
On February 12, 2018, Delek announced it had reached a definitive agreement to sell certain assets and operations of four asphalt terminals (included in corporate, other and eliminations in our segment disclosure), as well as an equity method investment in an additional asphalt terminal, to an affiliate of Andeavor. This transaction included asphalt terminal assets in Bakersfield, Mojave and Elk Grove, California and Phoenix, Arizona, as well as Delek’s 50% equity interest in the Paramount-Nevada Asphalt Company, LLC joint venture that operated an asphalt terminal located in Fernley, Nevada. On May 21, 2018, Delek completed the transaction and received net proceeds of approximately $110.8 million, inclusive of the $75.0 million base proceeds as well as certain preliminary working capital adjustments. The assets associated with the owned terminals met the definition of held for sale pursuant to ASC 360 as of February 1, 2018, but did not meet the definition of discontinued operations pursuant to ASC 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20"), as the sale of these asphalt assets did not represent a strategic shift that would have a major effect on the entity's operations and financial results. Accordingly, depreciation ceased as of February 1, 2018, and the assets to be sold were reclassified to assets held for sale as of that date and were written down to the estimated fair value less costs to sell, resulting in an impairment loss on assets held for sale of $27.5 million for the year ended December 31, 2018. All goodwill associated with the asphalt operations sold was written off in connection with the impairment charge discussed above. In connection with the completion of the sale transaction, we recognized a gain of approximately $13.3 million, resulting primarily from the recognition of certain additional proceeds at closing associated with the asphalt terminals which were not previously determinable or probable and the recognition of the gain on the sale of the joint venture which was not previously recognized as held for sale (as it did not meet the criteria). Such gain on sale of the asphalt assets is reflected in results of continuing operations on the accompanying consolidated statement of income for the year ended December 31, 2018.
California Discontinued Entities
During the third quarter 2017, we committed to a plan to sell certain assets associated with our Paramount and Long Beach, California refineries (both non-operating refineries) and our California renewable fuels facility ("AltAir"), which were acquired as part of the Delek/Alon Merger. Such operations were designated and reported as discontinued operations.
Sale of Paramount Refinery Assets and Altair
On March 16, 2018, Delek sold to World Energy, LLC ("World Energy") (i) all of Delek’s membership interests in AltAir (ii) certain refining assets and other related assets located in Paramount, California and (iii) certain associated tank farm and pipeline assets and other related assets located in California. The sale involved initial proceeds due at closing, a subsequent working capital settlement as well as contingent proceeds for Delek's pro rata portion of any BTC relating to AltAir activities in 2018 earned through the sale date in connection with the re-enactment of the 2018 BTC that occurred in December 2019, and other final adjustments on retained contingent liabilities. Total proceeds for the sale were $93.3 million, and we recognized a loss in discontinued operations on the sale before taxes of $33.3 million, $41.4 million of which was recognized in 2018 with the remainder recognized in 2019.
Sale of Long Beach Refinery Net Assets
The transaction to dispose of certain assets and liabilities associated with our Long Beach, California refinery to Bridge Point Long Beach, LLC closed July 17, 2018 resulting in initial cash proceeds of approximately $14.5 million, net of expenses, and resulting in a gain on sale of discontinued operations of approximately $1.4 million during the third quarter of 2018. We retained certain asset retirement obligations in connection with the disposition of the Long Beach refinery related to work that was required subsequent to the sale. As of December 31, 2019, the work was completed and the remaining unused asset retirement obligations were written off resulting in additional gain on sale of discontinued operations of $1.9 million.

F-30 |

Operating Results of Discontinued Operations
The operating results, net of tax, from discontinued operations associated with the California Discontinued Entities are presented separately in Delek’s consolidated statements of income and the notes to the consolidated financial statements have been adjusted to exclude the discontinued operations. Classification as discontinued operations requires retrospective reclassification of the associated assets, liabilities and results of operations for all periods presented. The loss from discontinued operations, net of tax of $8.7 million for the year ended December 31, 2018, included operating income of $26.1 million and a preliminary loss on sale of California Discontinued Entities of $40.0 million, which was subsequently adjusted in 2019 by $6.6 million for a final loss on the sale of $33.4 million.

9. Inventory
Carrying value of inventories consisted of the following (in millions):

	December 31, 2020	December 31, 2019
Refinery raw materials and supplies	$270.7	$400.4
Refinery work in process	92.1	109.1
Refinery finished goods	327.1	397.5
Retail fuel	6.2	7.3
Retail merchandise	28.5	19.8
Logistics refined products	3.1	12.6
Total inventories	$727.7	$946.7

At December 31, 2020, we recorded a pre-tax inventory valuation reserve of $31.1 million, $30.3 million of which related to LIFO inventory, due to a market price decline below our cost of certain inventory products. At December 31, 2019, we recorded a pre-tax inventory valuation reserve of $1.7 million, $1.2 million of which related to LIFO inventory, which reversed in the first quarter of 2020 due to the sale of inventory quantities that gave rise to the December 31, 2019 reserve. For the years ended December 31, 2020, 2019 and 2018, we recognized a net reduction (increase) in cost of materials and other in the accompanying consolidated statements of income related to the change in pre-tax inventory valuation of $(29.2) million, $52.3 million and $(51.3) million, respectively.
At December 31, 2020 and 2019, the excess of replacement cost compared to the carrying value (LIFO) of the Tyler refinery inventories was $3.4 million and $14.9 million, respectively.
Permanent Liquidations
We incurred a permanent reduction in a LIFO layer resulting in liquidation (loss) gain in our refinery inventory of $(1.6) million, $9.2 million and $(7.5) million during the years ended December 31, 2020, 2019 and 2018, respectively. These liquidation (losses) gains were recognized as a component of cost of materials and other in the accompanying consolidated statements of income.

10. Inventory Supply and Offtake Obligations
Delek has Supply and Offtake Agreements with J. Aron in connection with its El Dorado, Big Spring and Krotz Springs refineries. Pursuant to the Supply and Offtake Agreements, (i) J. Aron agrees to sell to us, and we agree to buy from J. Aron, at market prices, crude oil for processing at these refineries and (ii) we agree to sell, and J. Aron agrees to buy, at market prices, certain refined products produced at these refineries. The Supply and Offtake Agreements also provide for the lease to J. Aron of crude oil and refined product storage facilities, and the identification of prospective purchasers of refined products on J. Aron’s behalf. At the inception of the Supply and Offtake Agreements, we transferred title to a certain number of barrels of crude and other inventories to J. Aron (the "Step-In"), and the Supply and Offtake Agreements require the repurchase of remaining inventory (including certain "Baseline Volumes") at the termination of those Agreements (the "Step-Out"). The Supply and Offtake Agreements are accounted for as inventory financing arrangements under the fair value election provided by ASC 815 and ASC 825.
Barrels subject to the Supply and Offtake Agreements are as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs
Baseline Volumes pursuant to the respective Supply and Offtake Agreements	2.0	0.8	1.3
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of December 31, 2020 (1)	4.0	1.3	1.2
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of December 31, 2019 (1)	3.5	2.0	1.7
(1)    Includes Baseline Volumes plus/minus over/short quantities.

F-31 |

The Supply and Offtake Agreements have certain termination provisions, which may include requirements to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
The Supply and Offtake Agreements were amended in December 2018 for Big Spring and in January 2019 for El Dorado and Krotz Springs so that the repurchase of Baseline Volumes at the end of the Supply and Offtake Agreement term (representing the "Baseline Step-Out Liability" or, collectively, the "Baseline Step-Out Liabilities") were based upon a fixed price where, prior to those amendments, the Baseline Step-Out Liabilities were based on market-indexed pricing. As a result of these amendments, the subsequent changes in fair value of the Baseline Step-Out Liabilities were recorded in interest expense. In September 2019, we amended the Supply and Offtake Agreements to increase the fixed Step-Out price on Baseline Volumes. As a result of the change in the contractual terms, we received cash, net of estimated fees paid, totaling approximately $38.9 million. No gain or loss was recognized as a result of these September 2019 amendments. In January 2020, we amended our three Supply and Offtake Agreements so that the Baseline Step-Out Liabilities were once again based on market-indexed prices subject to commodity price risk. As a result of the amendment, such Baseline Step-Out Liabilities continued to be recorded at fair value under the fair value election provided by ASC 815 and ASC 825, where the fair value now reflected changes in commodity price risk rather than interest rate risk with subsequent changes in fair value being recorded in cost of materials and other.
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
Pursuant to the Periodic Price Adjustments provision in the Supply and Offtake Agreements, the Company may be required to pay down all or a portion of the fixed component of the Baseline Step-Out Liabilities or may receive additional proceeds depending on the change in fair value of the inventory collateral subject to a threshold at certain specified Periodic Pricing Dates, which occur on October 1st and May 1st, annually, not to extend beyond expiration of the Supply and Offtake Agreements. Additionally, at the Periodic Pricing Dates, if a Periodic Price Adjustment is triggered, the prospective pricing underlying the fixed component of the Baseline Step-Out Liabilities will be adjusted to reflect either the pay-down or the incremental proceeds, accordingly. On October 1, 2020, the provision was triggered and a paydown amounting to $20.8 million was made to J. Aron on October 30, 2020. The prospective pricing underlying the fixed component of the Baseline Step-Out liabilities was adjusted accordingly to reflect this payment, resulting in a reduction to the fixed differential component of our long-term Supply and Offtake Obligation totaling $20.8 million and a prospective contractual reset of the fixed differentials subject to future Periodic Price Adjustments. Contemporaneous with the payment, J. Aron separately refunded to us the $10.0 million of deferred additional monthly fees. As of December 31, 2020, the fixed component of the Baseline Step-Out Liabilities subject to the Periodic Price Adjustments amounted to approximately $33.1 million. All or some portion of that amount may become due or payable in periods occurring within twelve months, if Periodic Price Adjustments are triggered in May 2021 and October 2021.
Monthly activity resulting in over and short volumes continue to be valued using market-indexed pricing, and are included in current liabilities (or receivables) on our consolidated balance sheet. Net balances payable (receivable) under the Supply and Offtake Agreements were as follows as of the balance sheet dates:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Balances as of December 31, 2020:
Baseline Step-Out Liability	$106.3	$47.9	$70.7	$224.9
Revolving over/short product financing liability (receivable)	102.0	25.3	(4.5)	122.8
Total Obligations Under Supply and Offtake Agreements	208.3	73.2	66.2	347.7
Less: Current portion (1)	102.0	25.3	(4.5)	122.8
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$106.3	$47.9	$70.7	$224.9
Other payable for monthly activity true-up	$6.6	$7.0	$—	$13.6

F-32 |

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Balances as of December 31, 2019:
Baseline Step-Out Liability	$125.5	$57.2	$87.6	$270.3
Revolving over/short product financing liability	93.0	73.5	40.5	207.0
Total Obligations Under Supply and Offtake Agreements	218.5	130.7	128.1	477.3
Less: Current portion	218.5	73.5	40.5	332.5
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$—	$57.2	$87.6	$144.8
Other receivable for monthly activity true-up	$(16.4)	$(3.1)	$(3.5)	$(23.0)

(1)     Current portion for Krotz Springs includes $1.9 million of current portion of obligations under Supply and Offtake Agreements and $6.4 million of current assets presented in our consolidated balance sheet.

The Supply and Offtake Agreements require payments of fees which are factored into the interest rate yield under the fair value accounting model. Recurring cash fees paid during the periods presented were as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Recurring cash fees paid during the year ended December 31, 2020	$9.7	$3.4	$4.1	$17.2
Recurring cash fees paid during the year ended December 31, 2019	$11.6	$6.2	$10.3	$28.1
Recurring cash fees paid during the year ended December 31, 2018	$10.7	$7.1	$6.7	$24.5

Interest expense recognized under the Supply and Offtake Agreements includes the yield attributable to recurring cash fees, one-time cash fees (e.g., in connection with amendments), as well as other changes in fair value, which may increase or decrease interest expense. Total interest expense incurred during the periods presented was as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Interest expense for the year ended December 31, 2020	$10.1	$6.5	$4.5	$21.1
Interest expense for the year ended December 31, 2019	$15.4	$5.5	$12.1	$33.0
Interest expense for the year ended December 31, 2018	$10.7	$7.1	$6.7	$24.5
Reflected in interest expense are losses totaling $3.9 million for the year ended December 31, 2020, and gains totaling $9.3 million for the year ended December 31, 2019 related to the changes in fair value in the Baseline Step-Out Liabilities component of Obligations Under Supply and Offtake Agreements.

We maintained letters of credit under the Supply and Offtake Agreements as follows:

(in millions)	El Dorado	Big Spring and Krotz Springs
Letters of credit outstanding as of December 31, 2020	$195.0	$10.0
Letters of credit outstanding as of December 31, 2019	$180.0	$44.0

F-33 |

11. Long-Term Obligations and Notes Payable
Outstanding borrowings, net of unamortized debt discounts and certain deferred financing costs, under Delek’s existing debt instruments are as follows (in millions):

	December 31, 2020	December 31, 2019
Revolving Credit Facility	$—	$30.0
Term Loan Credit Facility (1)	1,246.8	1,069.5
Hapoalim Term Loan (2)	39.3	39.5
Delek Logistics Credit Facility	746.6	588.4
Delek Logistics Notes (3)	245.7	244.7
Reliant Bank Revolver	50.0	50.0
Promissory Notes	20.0	45.0
	2,348.4	2,067.1
Less: Current portion of long-term debt and notes payable	33.4	36.4
	$2,315.0	$2,030.7
(1)Net of deferred financing costs of $2.9 million and $3.5 million, respectively, and debt discount of $23.3 million and $12.5 million, respectively, at December 31, 2020 and December 31, 2019.
(2)Net of deferred financing costs of $0.2 million and $0.3 million, respectively, and debt discount of $0.1 million and $0.2 million, respectively, at December 31, 2020 and December 31, 2019.
(3)Net of deferred financing costs of $3.3 million and $4.0 million, respectively, and debt discount of $1.0 million and $1.3 million, respectively, at December 31, 2020 and December 31, 2019.

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

F-34 |

On May 19, 2020, we amended the Term Loan Credit Facility agreement and borrowed $200.0 million in aggregate principal amount of incremental term loans (the “Third Incremental Term Loan”) at an original issue discount of 7.00%. The Third Incremental Term Loan constitutes a separate class of term loan (the "Class B Loan") under the Term Loan Credit Facility from those initially borrowed in March 2018 and the incremental term loans borrowed in May 2019 and November 2019 (collectively, the "Class A Loans"). Delek will be required to pay a make-whole prepayment fee if the Third Incremental Term Loan is prepaid pursuant to an optional prepayment, in connection with a non-permitted debt issuance or in connection with an acceleration within one year of the incurrence of the Third Incremental Term Loan. Delek may voluntarily prepay the outstanding Third Incremental Term Loan at any time subject to customary breakage costs with respect to LIBOR loans and subject to a prepayment premium of 1.00% in connection with certain customary repricing events that may occur during the period from the day after the first anniversary of the Third Incremental Term Loan through the second anniversary of the Third Incremental Term Loan. The other terms of the Third Incremental Term Loan are substantially identical to the terms applicable to the Class A Loans. The proceeds of the Third Incremental Term Loan may be used (i) for general corporate purposes and (ii) to pay transaction fees and expenses associated with the Third Incremental Term Loan.
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
The initial applicable margin for Revolving Credit Facility borrowings was 0.25% per annum with respect to base rate borrowings and 1.25% per annum with respect to LIBOR and CDOR borrowings, and the applicable margin for such borrowings after September 30, 2018 is based on Delek’s excess revolver availability as determined by reference to a borrowing base, ranging from 0.25% to 0.75% per annum with respect to base rate borrowings and from 1.25% to 1.75% per annum with respect to LIBOR and CDOR borrowings.
In addition, the Revolving Credit Facility requires Delek to pay an unused line fee on the average amount of unused commitments thereunder in each quarter, which fee will be at a rate of 0.25% or 0.375% per annum, depending on average commitment usage for such quarter. As of December 31, 2020, the unused line fee was set at 0.375% per annum.
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
Guarantee and Security
The obligations of the borrowers under the New Credit Facilities are guaranteed by Delek and each of its direct and indirect, existing and future, wholly-owned domestic subsidiaries, subject to customary exceptions and limitations, and excluding Delek Logistics, Delek Logistics GP, LLC, and each subsidiary of the foregoing (collectively, the "MLP Subsidiaries"). Borrowings under the New Credit Facilities are also guaranteed by DK Canada Energy ULC, a British Columbia unlimited liability company and a wholly-owned restricted subsidiary of Delek.
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

F-35 |

Additional Information
At December 31, 2020, the weighted average borrowing rate under the Revolving Credit Facility was 3.5% with no principal amount outstanding. Additionally, there were letters of credit issued of approximately $253.2 million as of December 31, 2020 under the Revolving Credit Facility. Unused credit commitments under the Revolving Credit Facility, as of December 31, 2020, were approximately $746.8 million.
At December 31, 2020, the weighted average borrowing rate under the Term Loan Credit Facility was approximately 3.04% comprised entirely of LIBOR borrowings and the principal amount outstanding thereunder was $1,273.0 million. As of December 31, 2020, the effective interest rate related to the Term Loan Credit Facility was 3.57%.
Delek Hapoalim Term Loan
On December 31, 2019, Delek entered into a term loan credit and guaranty agreement (the "Agreement") with Bank Hapoalim B.M. ("BHI") as the administrative agent. Pursuant to the Agreement, on December 31, 2019, Delek borrowed $40.0 million (the "BHI Term Loan"). The interest rate under the Agreement is equal to LIBOR plus a margin of 3.00%. The Agreement has a maturity date of December 31, 2022 and requires quarterly loan amortization payments of $0.1 million, commencing March 31, 2020. Proceeds may be used for general corporate purposes. The Agreement has an accordion feature that allows increasing the term loan to maximum size of $100.0 million, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. Any such additional borrowings must be completed by December 31, 2021. On December 30, 2020, we amended the BHI Term Loan to modify one of the required quarterly financial covenant metrics; there were no other changes as a result of this amendment.
At December 31, 2020, the weighted average borrowing rate under the term loan was approximately 3.15% comprised entirely of a LIBOR borrowing and the principal amount outstanding thereunder was $39.6 million. As of December 31, 2020, the effective interest rate related to the BHI Term Loan was 3.58%.
Delek Logistics Credit Facility
On September 28, 2018, Delek Logistics and all of its subsidiaries entered into a third amended and restated senior secured revolving credit agreement with Fifth Third Bank ("Fifth Third") as administrative agent and a syndicate of lenders (hereafter, the "Delek Logistics Credit Facility") with lender commitments of $850.0 million. The Delek Logistics Credit Facility also contains an accordion feature whereby Delek Logistics can increase the size of the credit facility to an aggregate of $1.0 billion, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
The obligations under the Delek Logistics Credit Facility are secured by first priority liens on substantially all of Delek Logistics' tangible and intangible assets.
The Delek Logistics Credit Facility has a maturity date of September 28, 2023. Borrowings under the Delek Logistics Credit Facility bear interest at either a U.S. dollar prime rate, Canadian dollar prime rate, LIBOR, or a CDOR rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin, in each case, and the fee payable for the unused revolving commitments vary based upon Delek Logistics' most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the Delek Logistics Credit Facility. At December 31, 2020, the weighted average borrowing rate was approximately 2.44%. Additionally, the Delek Logistics Credit Facility requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2020, this fee was 0.35% on an annualized basis.
In connection with the elimination of IDRs in August 2020, Delek Logistics entered into a First Amendment to the Delek Logistics Credit Facility which, among other things, permitted the transfer of cash and equity consideration for the elimination of IDRs. It also modified the total leverage ratio and the senior leverage ratio (each as defined in the Delek Logistics Credit Facility) calculations to reduce the total funded debt (as defined in the Delek Logistics Credit Facility) component thereof by the total amount of unrestricted consolidated cash and cash equivalents on the balance sheet of Delek Logistics and its subsidiaries up to $20.0 million.
As of December 31, 2020, Delek Logistics had $746.6 million of outstanding borrowings under the Delek Logistics Credit Facility, with no letters of credit in place. Unused credit commitments under the Delek Logistics Credit Facility as of December 31, 2020, were $103.4 million.
Delek Logistics Notes
On May 23, 2017, Delek Logistics and Delek Logistics Finance Corp. (collectively, the “Issuers”) issued $250.0 million in aggregate principal amount of 6.75% senior notes due in 2025 (the “Delek Logistics Notes”) at a discount. The Delek Logistics Notes are general unsecured senior obligations of the Issuers. The Delek Logistics Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics' existing subsidiaries (other than Delek Logistics Finance Corp., the "Guarantors") and will be unconditionally guaranteed on the same basis by certain of Delek Logistics' future subsidiaries. The Delek Logistics Notes rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right of payment to any future subordinated indebtedness of the Issuers. Interest on the Delek Logistics Notes is payable semi-annually in arrears on each May 15 and November 15, commencing November 15, 2017.
In May 2018, the Delek Logistics Notes were exchanged for new notes with terms substantially identical in all material respects with the Delek Logistic Notes except the new notes do not contain terms with respect to transfer restrictions.

F-36 |

Beginning on May 15, 2020, the Issuers may, subject to certain conditions and limitations, redeem all or part of Delek Logistics Notes, at a redemption price of 105.063% of the redeemed principal for the twelve-month period beginning on May 15, 2020, 103.375% for the twelve-month period beginning on May 15, 2021, 101.688% for the twelve-month period beginning on May 15, 2022, and 100.00% beginning on May 15, 2023 and thereafter, plus accrued and unpaid interest, if any.
In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the Delek Logistics Notes from holders at a price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest.
As of December 31, 2020, we had $250.0 million in outstanding principal amount under the Delek Logistics Notes, and the effective interest rate was 7.45%.
Alon Convertible Senior Notes (share values in dollars)
In connection with the Delek/Alon Merger, Alon, Delek and U.S. Bank National Association, the Trustee, entered into the Supplemental Indenture, effective as of July 1, 2017, supplementing the Indenture, dated as of September 16, 2013 (the “Original Indenture”; the Original Indenture, as amended by the Supplemental Indenture, is referred to as the "Indenture"), pursuant to which Alon issued its 3.0% Convertible Senior Notes due 2018 (as previously defined, the “Convertible Notes”) in the aggregate principal amount of $150.0 million, which were convertible into shares of Alon’s common stock, par value $0.01 per share or cash or a combination of cash and Alon common stock, at Alon's election, all as provided in the Indenture. The Supplemental Indenture provides that, as of the Effective Time, the right to convert each $1,000 principal amount of the Convertible Notes based on a number of shares of Alon common stock equal to the Conversion Rate (as defined in the Indenture) in effect immediately prior to the Delek/Alon Merger was changed into a right to convert each $1,000 principal amount of Convertible Notes into or based on a number of shares of Delek common stock (at the exchange rate of 0.504), par value $0.01 per share, equal to the Conversion Rate in effect immediately prior to the Merger. In addition, the Supplemental Indenture provided that, as of the Effective Time, Delek fully and unconditionally guaranteed, on a senior basis, Alon’s obligations under the Convertible Notes.
Interest on the Convertible Notes was payable in arrears in March and September of each year. The Convertible Notes were not redeemable at our option prior to maturity. Under the terms of the Convertible Notes, the holders of the Convertible Notes could not require us to repurchase all or part of the notes except for instances of a fundamental change, as defined in the Indenture.
The holders of the Convertible Notes could convert their notes at any time after June 15, 2018 into a settlement amount determined in accordance with the terms of the Indenture. The Convertible Notes could be converted into shares of Delek common stock, into cash, or into a combination of cash and shares of Delek common stock, at our election. In May 2018, we made the election and notified holders of our intention to satisfy the principal amount outstanding with cash and the incremental value of the conversion options with shares at maturity. The conversion rate of the Convertible Notes was subject to adjustment upon the occurrence of certain events, including cash dividend adjustments. On September 17, 2018, Delek settled the Convertible Notes for a combination of cash and shares of Delek common stock. The maturity settlement in respect of the Convertible Notes consisted of (i) cash payments totaling approximately $152.5 million which included a cash payment for outstanding principal of $150.0 million, a cash payment for accrued interest of approximately $2.2 million, a cash payment for dividends of approximately $0.3 million and a nominal cash payment in lieu of fractional shares, and (ii) the issuance of approximately 2.7 million shares of Delek common stock to holders of the Convertible Notes (the “Conversion Shares”). The issuance of the Conversion Shares was made in exchange for the Convertible Notes pursuant to an exemption from the registration requirements provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Prior to the conversion, the conversion feature met the definition for recognition as a bifurcated equity instrument.
Convertible Note Hedge Transactions
In connection with the Convertible Notes offering, Alon entered into convertible note hedge transactions with respect to Alon common stock (as previously defined, the “Call Options”) with the initial purchasers of the Convertible Notes (the “Hedge Counterparties”). In connection with the Delek/Alon Merger, Alon, Delek and the Hedge Counterparties entered into amended and restated Call Options permitting us to purchase up to approximately 5.7 million shares of Delek common stock, subject to customary anti-dilution adjustments, that underlie the Convertible Notes sold in the offering.
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
Warrant Transactions
In connection with the Convertible Notes offering, Alon also entered into warrant transactions whereby warrants to acquire Alon common stock were sold to the Hedge Counterparties. In connection with the Delek/Alon Merger, Alon, Delek and the Hedge Counterparties entered into amended and restated Warrants which allowed the Hedge Counterparties to purchase up to approximately 5.7 million shares of Delek common stock, subject to customary anti-dilution adjustments. In November 2018, Delek entered into Warrant Unwind Agreements with the holders of our outstanding common stock Warrants. Pursuant to the terms of the Unwind Agreements, we settled for cash all outstanding Warrants with

F-37 |

the holders at various prices per Warrant as provided in the Unwind Agreements. The settlement amount was based on the volume-weighted average market price of our common stock taking into account an adjustment for the exercise price of the Warrants over a period of sixteen trading days beginning November 9, 2018 (the “Unwind Period”). Following the Unwind Period and upon the satisfaction of the payment obligation, the Warrants were canceled and the associated rights and obligations terminated. Based on the provisions of the Unwind Agreements, the amount paid to warrant holders in satisfaction of the payment obligation totaled approximately $36 million.
Reliant Bank Revolver
Delek has an unsecured revolving credit agreement with Reliant Bank (the "Reliant Bank Revolver"). On December 16, 2019, we amended the Reliant Bank Revolver to extend the maturity date to June 30, 2022, reduce the fixed interest rate from 4.75% to 4.50% per annum and increase the revolver commitment amount from $30.0 million to $50.0 million. There were no other significant changes to the agreement in connection with this amendment. On December 9, 2020, we amended the Reliant Bank Revolver to modify one of the required quarterly financial covenant metrics; there were no other changes as a result of this amendment. The revolving credit agreement requires us to pay a quarterly fee of 0.50% per year on the average unused revolving commitment. As of December 31, 2020, we had $50.0 million outstanding under this facility and had no unused credit commitments under the Reliant Bank Revolver.
Promissory Notes
Delek has four notes payable (the "Promissory Notes") with various assignees of Alon Israel Oil Company, Ltd., the holder of a predecessor consolidated promissory note, which bear interest at a fixed rate of 5.50% per annum and which, collectively, requires annual principal amortization payments of $25.0 million through 2020 followed by a final principal amortization payment of $20.0 million at maturity on January 4, 2021. As of December 31, 2020, a total principal amount of $20.0 million was outstanding under the Promissory Notes.
Restrictive Covenants
Under the terms of our Revolving Credit Facility, Term Loan Credit Facility, Delek Logistics Credit Facility, Delek Logistics Notes, Reliant Bank Revolver and BHI Agreement, we are required to comply with certain usual and customary financial and non-financial covenants. The terms and conditions of the Revolving Credit Facility include periodic compliance with a springing minimum fixed charge coverage ratio financial covenant if excess availability under the revolver borrowing base is below certain thresholds, as defined in the credit agreement. The Term Loan Credit Facility does not have any financial maintenance covenants. We believe we were in compliance with all covenant requirements under each of our credit facilities as of December 31, 2020.
Certain of our debt facilities contain limitations on the incurrence of additional indebtedness, making of investments, creation of liens, dispositions and acquisitions of assets, and making of restricted payments and transactions with affiliates. These covenants may also limit the payment, in the form of cash or other assets, of dividends or other distributions, or the repurchase of shares with respect to our equity. Additionally, certain of our debt facilities limit our ability to make investments, including extensions of loans or advances to, or acquisitions of equity interests in, or guarantees of obligations of, any other entities.
Restricted Net Assets
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of assets, as has been discussed above. As of December 31, 2020, we had no subsidiaries with restricted net assets which would prohibit earnings from being transferred to the parent company for its use.
Future Maturities
Principal maturities of Delek's existing third-party debt instruments for the next five years and thereafter are as follows as of December 31, 2020 (in millions):

	2021	2022	2023	2024	2025	Thereafter	Total
Revolving Credit Facility	$—	$—	$—	$—	$—	$—	$—
Term Loan Credit Facility	13.0	13.0	13.0	13.0	1,221.0	—	1,273.0
Hapoalim Term Loan	0.4	39.2	—	—	—	—	39.6
Delek Logistics Credit Facility	—	—	746.6	—	—	—	746.6
Delek Logistics Notes	—	—	—	—	250.0	—	250.0
Reliant Bank Revolver	—	50.0	—	—	—	—	50.0
Promissory Notes	20.0	—	—	—	—	—	20.0
Total	$33.4	$102.2	$759.6	$13.0	$1,471.0	$—	$2,379.2

F-38 |

12. Derivative Instruments
We use the majority of our derivatives to reduce normal operating and market risks with the primary objective of reducing the impact of market price volatility on our results of operations. As such, our use of derivative contracts is primarily aimed at:
•limiting the exposure to price fluctuations of commodity inventory above or below target levels at each of our segments;
•managing our exposure to commodity price risk associated with the purchase or sale of crude oil, feedstocks and finished grade fuel products at each of our segments;
•managing the cost of our RINs Obligation using future commitments to purchase or sell RINs at fixed prices and quantities; and
•limiting the exposure to interest rate fluctuations on our floating rate borrowings.
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
Commodity forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales pursuant to ASC 815. If we elect the normal purchases and normal sales exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. For the years ended December 31, 2020 and 2019, our commodity fixed-price forward contracts that were accounted for as derivative instruments primarily consisted of contracts related to our Canadian crude trading operations. Since Canadian crude trading activity is not related to managing supply or pricing risk of the actual inventory that will be used in production, such unrealized and realized gains and losses are recognized in other operating income, net rather than cost of materials and other on the accompanying consolidated statements of income.
Futures, swaps or other commodity related derivative instruments that are utilized to specifically provide economic hedges on our Canadian forward contract or investment positions are recognized in other operating income, net because that is where the related underlying transactions are reflected.
From time to time, we also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RINs commitment contracts are forward contracts that meet the definition of derivative instruments under ASC 815, and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RINs commitment contracts are recorded in cost of materials and other on the consolidated statements of income.
At this time, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
In accordance with ASC 815, certain of our commodity swap contracts were designated as cash flow hedges and the change in fair value between the execution date and the end of period was recorded in other comprehensive income. The fair value of these contracts is recognized in income in the same financial statement line item as hedged transaction at the time the positions are closed and the hedged transactions are recognized in income.

F-39 |

The following table presents the fair value of our derivative instruments as of December 31, 2020 and 2019. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our consolidated balance sheets. See Note 13 for further information regarding the fair value of derivative instruments as presented below (in millions):

		December 31, 2020		December 31, 2019
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives(1)	Other current assets	$48.9	$(24.8)	$188.9	$(202.1)
Commodity derivatives(1)	Other current liabilities	930.7	(943.8)	24.4	(34.0)
Commodity derivatives(1)	Other long-term assets	2.4	(2.3)	—	—
Commodity derivatives(1)	Other long-term liabilities	415.2	(415.8)	23.4	(24.8)
RINs commitment contracts(2)	Other current assets	33.6	—	0.6	—
RINs commitment contracts(2)	Other current liabilities	—	(22.5)	—	(1.9)
Derivatives designated as hedging instruments:
Commodity derivatives(1)	Other current assets	0.5	(0.3)	3.4	(2.0)
Commodity derivatives(1)	Other current liabilities	—	—	—	—
Commodity derivatives(1)	Other long-term assets	—	—	0.2	(0.1)
Total gross fair value of derivatives		1,431.3	(1,409.5)	240.9	(264.9)
Less: Counterparty netting and cash collateral(3)		1,358.3	(1,373.1)	210.7	(249.5)
Total net fair value of derivatives		$73.0	$(36.4)	$30.2	$(15.4)
(1)As of December 31, 2020 and 2019, we had open derivative positions representing 159,682,606 and 86,484,065 barrels, respectively, of crude oil and refined petroleum products. Of these open positions, contracts representing 600,000 barrels were designated as cash flow hedging instruments as of December 31, 2019. There were no open positions designated as cash flow hedging instruments as of December 31, 2020. Additionally, as of December 31, 2020 and 2019, we had open derivative positions representing 22,130,000 and 49,350,000 One Million British Thermal Units ("MMBTU"), respectively, of natural gas products.
(2)As of December 31, 2020 and 2019, we had open RINs commitment contracts representing 746,050,000 and 147,000,000 RINs, respectively.
(3)As of December 31, 2020 and 2019, $14.8 million and $38.8 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Total (losses) gains on our hedging derivatives and RINs commitment contracts recorded in the consolidated statements of income are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
(Losses) gains on derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$(88.0)	$18.0	$0.9
Gains on commodity derivatives not designated as hedging instruments recognized in other operating income, net (1) (2)	7.9	—	7.7
Realized gains (losses) reclassified out of accumulated other comprehensive income and into cost of materials and other on commodity derivatives designated as cash flow hedging instruments	4.6	4.8	(1.7)
Gains recognized in cost of materials and other due to cash flow hedging ineffectiveness on commodity derivatives designated as hedging instruments	—	—	0.9
Total (losses) gains	$(75.5)	$22.8	$7.8
(1)     Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $23.1 million, $(41.0) million and $32.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)    See separate table below for disclosures about "trading derivatives."

F-40 |

The effect of cash flow hedge accounting on the consolidated statements of income is as follows (in millions):

	Year Ended December 31,
	2020	2019
Gain (loss) on cash flow hedging relationships recognized in cost of materials and other:
Commodity contracts:
Hedged items	$(4.6)	$(4.8)
Derivative designated as hedging instruments	4.6	4.8
Total	$—	$—

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the years ended December 31, 2020, 2019 and 2018. Losses of $3.6 million, $3.8 million and $1.5 million, net of tax, on settled commodity contracts were reclassified into cost of materials and other in the consolidated statements of income during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we estimate that $0.2 million of deferred gains related to commodity cash flow hedges will be reclassified into cost of materials and other over the next 12 months as a result of hedged transactions that are forecasted to occur.
Total (losses) gains on our trading physical forward contract derivatives (none of which were designated as hedging instruments) recorded in other operating loss (income) expense, net on the consolidated statements of income are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Realized (losses) gains	$(3.1)	$5.1	$23.1
Unrealized (losses) gains	(0.3)	3.6	(3.0)
Total	$(3.4)	$8.7	$20.1

13. Fair Value Measurements
Our assets and liabilities that are measured at fair value include commodity derivatives, investment commodities, environmental credits obligations and Supply and Offtake Agreements. ASC 820 requires disclosures that categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants.
Our commodity derivative contracts, which consist of commodity swaps, exchange-traded futures, options and physical commodity forward purchase and sale contracts (that do not qualify as normal purchases or normal sales exception under ASC 815), are valued based on exchange pricing and/or price index developers such as Platts or Argus and are, therefore, classified as Level 2.
In April 2020, we entered into a contract with the Department of Energy to deposit one million barrels of crude oil into one of the Strategic Petroleum Reserve ("SPR") storage locations which was stored on our behalf until October 2020 for a fee of approximately 100,000 barrels. The fee of 100,000 barrels was recorded as a prepaid asset at cost, and the right to receive the 900,000 barrels was recorded as a financial asset, measured at fair value based on the value of the underlying commodity using published market prices of the commodity on the applicable exchange. Such asset was, therefore, classified as Level 2. Such barrels were received in the fourth quarter of 2020. The realized gain on the underlying commodity related to the SPR financial asset for the year ended December 31, 2020 of $10.8 million was recorded in other (income) expense, net.
Our RINs commitment contracts are future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our Consolidated Net RINs Obligation. These RINs commitment contracts (which are forward contracts accounted for as derivatives – see Note 12) are categorized as Level 2, and are measured at fair value based on quoted prices from an independent pricing service.
Our environmental credits obligation surplus or deficit includes the Consolidated Net RINs Obligation surplus or deficit, as well as Other Environmental Credit Obligation surplus or deficit positions subject to fair value accounting pursuant to our accounting policy (see Note 20). The environmental credits obligation surplus or deficit is categorized as Level 2, if measured at fair value either directly through observable inputs or indirectly through market-corroborated inputs.
The environmental credits obligation is impacted by government regulation requiring such credits, and the obligation, and likewise the value of the underlying credits, may be impacted by exemptions granted by the regulatory agencies. During the third quarter of 2019, the Tyler, El Dorado and Krotz Springs refineries received approval from the EPA for a small refinery exemption from the requirements of the renewable fuel

F-41 |

standard ("RIN Waivers") for the 2018 calendar year, which resulted in a reduction of our Consolidated Net RINs Obligation and related cost of materials and other of approximately $20.7 million for the year ended December 31, 2019. During the first quarter 2019, the Tyler and Big Spring refineries received RIN Waivers for the 2017 calendar year, which had an immaterial impact on our results of operations, while the 2017 RIN Waivers for the El Dorado and Krotz Springs refineries received in March 2018 resulted in a reduction of our Consolidated Net RINs Obligation and related cost of materials and other of approximately $90.9 million for the year ended December 31, 2018. We have not received any additional RIN Waivers impacting the year ended December 31, 2020.
As of and for the years ended December 31, 2020 and 2019, we elected to account for our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. With respect to the amended and restated Supply and Offtake Agreements, such amendments being effective April 2020 for all the agreements, we apply fair value measurement as follows: (1) we determine fair value for our amended variable step-out liability based on changes in fair value related to market volatility based on a floating commodity-index price, and for our amended fixed step-out liability based on changes to interest rates and the timing and amount of expected future cash settlements where such obligation is categorized as Level 2. Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other, and changes in fair value due to interest rate risk are recorded as a component of interest expense in the consolidated statements of income; and (2) we determine fair value of the commodity-indexed revolving over/short inventory financing liability based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2 and is presented in the current portion of the Obligation under Supply and Offtake Agreements on our consolidated balance sheets. Gains (losses) related to the change in fair value are recorded as a component of cost of materials and other in the consolidated statements of income. Before the January 2020 amendments, we determined the fair value for the fixed price step-out liability based on changes to interest rates reflecting changes to the interest rate risk, with obligation categorized as Level 2.
For all other financial instruments, the fair value approximates the historical or amortized cost basis comprising our carrying value and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$1,397.7	$—	$1,397.7
RINs commitment contracts	—	33.6	—	33.6
Total assets	—	1,431.3	—	1,431.3
Liabilities
Commodity derivatives	—	(1,387.0)	—	(1,387.0)
RINs commitment contracts	—	(22.5)	—	(22.5)
Environmental credits obligation deficit	—	(59.6)	—	(59.6)
J. Aron supply and offtake obligations	—	(354.1)	—	(354.1)
Total liabilities	—	(1,823.2)	—	(1,823.2)
Net assets (liabilities)	$—	$(391.9)	$—	$(391.9)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$240.3	$—	$240.3
Investment commodities	12.1	—	—	12.1
RINs commitment contracts	—	0.6	—	0.6
Environmental credits obligation surplus	—	16.8	—	16.8
Total assets	12.1	257.7	—	269.8
Liabilities
Commodity derivatives	—	(263.0)	—	(263.0)
RINs commitment contracts	—	(1.9)	—	(1.9)
Environmental credits obligation deficit	—	(18.5)	—	(18.5)
J. Aron supply and offtake obligations	—	(477.3)	—	(477.3)
Total liabilities	—	(760.7)	—	(760.7)
Net assets (liabilities)	$12.1	$(503.0)	$—	$(490.9)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the

F-42 |

presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of December 31, 2020 and 2019, $14.8 million and $38.8 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 12 for further information regarding derivative instruments.

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
One of our Alon subsidiaries was the defendant in a legal action related to an easement dispute arising from a purchase of property that occurred in October 2013, prior to the Delek/Alon Merger. In June 2019, the court found in favor of the plaintiffs and assessed damages against such subsidiary totaling $6.7 million, which was reduced to $6.4 million in the fourth quarter of 2019 and is included as of December 31, 2020 in accrued expenses and other current liabilities on the accompanying consolidated balance sheet. As a result of this liability, a $5.7 million increase in the accrual was recorded during the year ended December 31, 2019. Additionally, we incurred $1.2 million of related legal expenses during the year ended December 31, 2019 that was recorded in general and administrative expenses in the accompanying consolidated statements of income. The judgment of $6.4 million is currently stayed while the case is under appeal with the Ninth Circuit Court of Appeals. The estimated resolution date is indeterminable at this time.
As of December 31, 2019 and 2018, AltAir (one of the California Discontinued Entities) was the party to a lawsuit whereby the plaintiff alleged breach of contract relating to a supply agreement during the period prior to the Delek/Alon Merger. We recorded a contingent liability associated with this matter (the "Ten-Tex Litigation") totaling $5.0 million as part of the purchase price allocation, which was finalized in June 2018. In July 2019, we reached a settlement with the plaintiff, whereby we were obligated for $2.3 million of the judgment against AltAir plus expected legal fees of approximately $0.2 million. Related to this obligation, we reduced our litigation accrual by $2.4 million during the year ended December 31, 2019, which was recorded in discontinued operations. In August 2019, we reached an agreement with World Energy to offset amounts payable by Delek under our seller obligations for the Ten-Tex Litigation matter against the working capital settlement receivable, and to convert the net receivable into a note receivable from World Energy. As a result, this obligation is not reflected in our liabilities on the consolidated balance sheet as of December 31, 2019. See Note 8 for further discussion of these matters.
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
On November 5, 2018, Alon and certain of its subsidiaries including Alon Bakersfield Property, Inc. (which was subsequently sold on May 7, 2020 - See Note 4) (collectively, "ABPI") entered into a Settlement and Release Agreement (the "Settlement Agreement") with Equilon

F-43 |

Enterprises, LLC, doing business as Shell Oil Products, US ("Shell"), a former owner of our non-operating Bakersfield refinery which was acquired by Delek in connection with the Delek/Alon Merger. The Settlement Agreement resolved certain disputed indemnification matters related to environmental obligations and asset retirement obligations at the Bakersfield refinery. As a result of this Settlement Agreement, Shell paid ABPI a lump sum payment of $34.0 million and conveyed to ABPI ownership of a non-operating terminal located on the site of the Bakersfield refinery (deemed to have little or no value) and the parties will terminate a nominal lease agreement related to such terminal. Of this total lump sum settlement payment, $14.0 million was previously recognized as an indemnification receivable in the purchase price allocation associated with the Delek/Alon Merger as of July 1, 2017, because such amounts represented indemnification that was deemed by the Company to be probable of realization based on existing indemnification agreements in place on the date of the acquisition and that related to identified asset retirement obligations that were also recognized in the purchase price allocation. Of the remaining settlement amount received, $16.0 million is attributable to additional recoveries of remediation costs and is included as a reduction of operating expenses, and $4.0 million is considered additional consideration for concessions made under the Settlement Agreement and is included as other income in the accompanying consolidated statements of income for the year ended December 31, 2018.
The Big Spring refinery negotiated an agreement with the EPA for over 10 years under the EPA’s National Petroleum Refinery Initiative regarding alleged historical violations of the federal Clean Air Act related to emissions and emissions control equipment. A consent decree resolving these alleged historical violations for the Big Spring refinery was lodged with the United States District Court for the Northern District of Texas on June 6, 2017. An amendment to such consent decree was agreed upon by the Delek and the EPA/Department of Justice ("DOJ") in late 2018 and was executed by Delek. That amended consent decree was lodged during the first quarter of 2019, and was entered by the Court on June 5, 2019. The civil penalty of $0.5 million was paid on June 18, 2019. Per the amended consent decree, the Company will be required to expend capital for pollution control equipment that may be significant over the next 10 years.
As of December 31, 2020, we have recorded an environmental liability of approximately $112.6 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $5.2 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
Environmental liabilities with payments that are fixed or reliably determinable have been discounted to present value at various rates depending on their expected payment stream. These discount rates vary from 1.51% to 2.84%.
The table below summaries our environmental liability accruals (in millions):

	December 31,
	2020	2019
Discounted environmental liabilities	$35.3	$59.5
Undiscounted environmental liabilities	77.3	86.6
Total accrued environmental liabilities	$112.6	$146.1

As of December 31, 2020, the estimated future payments of environmental obligations for which discounts have been applied are as follows (in millions):

2021	$1.8
2022	1.9
2023	1.5
2024	1.5
2025	1.5
Thereafter	32.0
Discounted environmental liabilities, gross	40.2
Less: Discount applied	4.9
Discounted environmental liabilities	$35.3

Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets, including five releases that occurred in 2019 and six releases that occurred in 2018. There were no material releases that occurred during the year ended December 31, 2020. For releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. For the release sites that have not yet received regulatory closure, we expect to receive regulatory closure in 2021 and do not anticipate material costs associated with any fines or penalties or to complete activities that may be needed to achieve regulatory closure.

F-44 |

Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our consolidated statements of income.
Asset Retirement Obligations
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations is as follows (in millions):

	December 31,
	2020	2019
Beginning balance	$68.6	$75.5
Liabilities settled	(32.5)	(8.6)
Accretion expense	1.4	1.7
Ending balance	$37.5	$68.6

Letters of Credit
As of December 31, 2020, we had in place letters of credit totaling approximately $253.2 million with various financial institutions securing obligations primarily with respect to our commodity purchases for the refining segment and certain of our insurance programs. There were no amounts drawn by beneficiaries of these letters of credit at December 31, 2020.

15. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
On March 27, 2020, the Coronavirus Aid Relief, and Economic Security Act (the "CARES Act") was enacted into law. The CARES Act includes several significant provisions for corporations, including the usage of net operating losses, interest deductions and payroll benefits. The Company recognized $16.8 million of current federal income tax benefit for the year ended December 31, 2020, attributable to anticipated tax refunds from net operating loss carryback to prior 35% tax rate years under the CARES Act. Also, we recorded a federal income tax receivable specifically related to the net operating loss carryback totaling $156.2 million of which $135.6 million is current and $20.6 million is non-current as of December 31, 2020.
On December 22, 2017, the U.S. government enacted the Tax Reform Act, which made broad and complex changes to the U.S. tax code, including a permanent reduction in the U.S. federal corporate tax rate from 35% to 21% (“Rate Reduction”). The Tax Reform Act also put into place new tax laws that will apply prospectively, which include, but are not limited to, modifying the rules governing the deductibility of certain executive compensation; extending and modifying the additional first-year depreciation deduction to accelerate expensing of certain qualified property; creating a limitation on deductible interest expense; and changing rules related to uses and limitations of net operating loss carryforwards. At December 31, 2018, we finalized our accounting analysis based on the guidance, interpretations, and data available. We continue to monitor IRS guidance including final regulations, revenue rulings, revenue procedures, and applicable notices.
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

F-45 |

Significant components of Delek's deferred tax assets (liabilities) reported in the accompanying consolidated financial statements as of December 31, 2020 and 2019 were as follows (in millions):

	December 31,
	2020	2019
Non-Current Deferred Taxes:
Property, plant and equipment, and intangibles	$(261.0)	$(306.3)
Right-of-use asset	(35.1)	(40.7)
Partnership and equity investments	(133.3)	(15.5)
Deferred revenues	(4.8)	(5.3)
Total deferred tax liabilities	(434.2)	(367.8)
Compensation and employee benefits	13.6	14.5
Net operating loss carryforwards	136.4	52.4
Tax credit carryforwards	17.0	—
Lease obligation	35.2	40.7
Reserves and accruals	33.4	48.3
Other	4.1	9.8
Total deferred tax assets	239.7	165.7
Valuation allowance	(55.0)	(65.8)
Total net deferred tax liabilities (1)	$(249.5)	$(267.9)
(1)     Total net deferred tax liabilities includes $6.0 million of state deferred tax assets recorded in other non-current assets in our consolidated balance sheet.

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income from continuing operations was attributable to the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Provision for federal income taxes at statutory rate	$(160.3)	$84.6	$102.0
State income tax (benefit) expense, net of federal tax provision	(11.3)	6.3	3.4
Income tax benefit attributable to non-controlling interest	(7.9)	(5.4)	(7.3)
Tax credits and incentives (1)	(9.6)	(23.2)	(8.3)
Changes in valuation allowance	(10.8)	7.3	7.7
Impact of Tax Reform Act	—	—	(0.6)
Impact of CARES Act NOL carryback	(16.8)	—	—
Goodwill impairment	21.4	—	5.3
Other items	2.6	2.1	(0.3)
Income tax (benefit) expense	$(192.7)	$71.7	$101.9
(1)     Tax credits and incentives include work opportunity and research and development credits, as well as incentives for the Company’s biodiesel blending operations.

Income tax (benefit) expense from continuing operations was as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Current	$(160.6)	$7.1	$128.7
Deferred	(32.1)	64.6	(26.8)
	$(192.7)	$71.7	$101.9

We carry valuation allowances against certain state deferred tax assets and net operating losses that may not be recoverable with future taxable income. We also carry valuation allowances related to basis differences that may not be recoverable. During the years ended December 31, 2020 and 2019, we recorded decreases to the valuation allowance of $10.8 million and increases of $7.3 million, respectively. The 2020 decrease in the valuation allowance was primarily driven by the reversal of allowance for deferred tax assets in partnership investments due to changes in the future realizability of deferred tax basis differences.
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

F-46 |

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
Federal net operating loss and credit carryforwards at December 31, 2020 totaled $355.2 million and $14.9 million, respectively, a portion of which are subject to a valuation allowance. Federal net operating losses have an indefinite carryforward life, and federal tax credit carryforwards will begin expiring in 2028. State net operating loss and credit carryforwards at December 31, 2020 totaled $1,259.9 million and $2.9 million, respectively, a portion of which are subject to a valuation allowance. State net operating losses and tax credit carryforwards will begin expiring in 2021.
Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal income tax examinations by tax authorities for years through 2011. Delek is under Joint Committee of Taxation review for tax years 2012 through 2017. Pre-acquisition tax returns for Alon USA Energy & Subsidiaries ("Alon") are closed for U.S. federal income tax examinations through the tax year ended December 31, 2016 as of December 31, 2020. Alon is currently under Joint Committee of Taxation review for tax year 2017. Delek is currently under audit in various states for tax years 2014 through 2019. No material adjustments have been identified at this time.
ASC 740 provides a recognition threshold and guidance for measurement of income tax positions taken or expected to be taken on a tax return. ASC 740 requires the elimination of the income tax benefits associated with any income tax position where it is not "more likely than not" that the position would be sustained upon examination by the taxing authorities.
Increases and decreases to the beginning balance of unrecognized tax benefits, which includes interest and penalties were as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Balance at the beginning of the year	$12.1	$19.2	$6.1
Additions based on tax positions related to current year	1.9	0.4	11.2
Additions for tax positions related to prior years and acquisitions	2.4	6.4	3.4
Reductions for tax positions related to prior years	(0.8)	(13.0)	(0.9)
Reductions for tax positions related to lapse of applicable statute of limitations	(0.2)	—	—
Settlements with taxing authorities	(5.8)	(0.9)	(0.6)
Balance at the end of the year	$9.6	$12.1	$19.2

The amount of the unrecognized benefit above, that if recognized would change the effective tax rate, is $6.2 million and $7.4 million as of December 31, 2020 and 2019, respectively.
Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. We recognized interest expense (income) of $0.5 million, $(1.1) million, and $2.9 million related to unrecognized tax benefits during the years ended December 31, 2020, 2019 and 2018. The total recognized liability for interest was $1.4 million and $2.4 million as of December 31, 2020 and 2019, respectively.
Uncertain tax positions have been examined by Delek for any material changes in the next 12 months, and no material changes are expected.

16. Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 7). Transactions with our related parties were as follows for the periods presented:

	Year Ended December 31,
(in millions)	2020	2019	2018
Revenues (1)	$69.0	$86.0	$33.7
Cost of materials and other (2)	$46.7	$44.9	$21.4
(1)Consists primarily of asphalt sales which are recorded in corporate, other and eliminations segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

F-47 |

17.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in millions):

	December 31,
	2020	2019
Land	$58.0	$59.5
Building and building improvements	114.3	108.5
Refinery machinery and equipment	1,989.5	2,019.4
Pipelines and terminals	562.3	427.3
Retail store equipment and site improvements	53.1	56.3
Refinery turnaround costs	151.7	179.9
Other equipment	162.1	142.7
Construction in progress	428.5	369.2
	$3,519.5	$3,362.8
Less: accumulated depreciation	(1,152.3)	(934.5)
	$2,367.2	$2,428.3

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment are as follows (in millions):

	As of and For the Year Ended December 31, 2020
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$2,566.0	$692.3	$165.3	$95.9	$3,519.5
Less: Accumulated depreciation	(811.2)	(227.5)	(48.9)	(64.7)	(1,152.3)
Property, plant and equipment, net	$1,754.8	$464.8	$116.4	$31.2	$2,367.2
Depreciation expense(1)	$191.5	$35.7	$12.4	$20.4	$260.0

	As of and For the Year Ended December 31, 2019
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$2,444.4	$461.3	$156.4	$300.7	$3,362.8
Less: Accumulated depreciation	(658.6)	(166.3)	(36.6)	(73.0)	(934.5)
Property, plant and equipment, net	$1,785.8	$295.0	$119.8	$227.7	$2,428.3
Depreciation expense	$128.7	$26.7	$10.4	$22.1	$187.9
(1)Depreciation expense includes accelerated depreciation of $19.0 million taken in the fourth quarter of 2020 primarily due to the decision to abandon certain property and equipment. Of this amount, $11.1 million, $1.6 million and $6.3 million relate to refining, logistics and other segments, respectively.

18.  Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired and is not amortized. Delek performs an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2020, 2019 and 2018. This review was performed at the reporting unit level, which is at or one level below our operating segment. We estimated the value of each of our reporting units using a discounted cash flows ("DCF") analysis and a multiple of expected future cash flows, such as those used by third-party analysts. The DCF analysis included a market participant weighted average cost of capital, forecasted crack spreads, gross margin, capital expenditures, and long-term growth rate based on historical information and our best estimate of future forecasts. The market approach involves significant judgment, including selection of an appropriate peer group, selection of valuation multiples, and determination of the appropriate weighting in our valuation model. With respect to the goodwill associated with the reporting units within the logistics segment, we performed a qualitative assessment in 2020, 2019 and 2018. For the year ended December 31, 2020, the annual impairment review resulted in an impairment charge

F-48 |

of $126.0 million. For the years ended December 31, 2019 and 2018, no impairment of goodwill had occurred. Accumulated goodwill impairment was $126.0 million as of December 31, 2020.
A summary of our goodwill by segment is as follows (in millions):

		Refining	Logistics	Retail	Corporate, Other and Eliminations	Total
Balance,	December 31, 2017	$750.9	$12.2	$30.8	$22.7	$816.6
Finalization of purchase price allocation for 2017 Delek/Alon Merger		50.4	—	13.5	2.4	66.3
Write-down resulting from asset held for sale impairment (1)		—	—	—	(25.1)	(25.1)
Balance,	December 31, 2018	801.3	12.2	44.3	—	857.8
Write-off of goodwill associated with retail stores sold		—	—	(2.1)	—	(2.1)
Balance,	December 31, 2019	801.3	12.2	42.2	—	855.7
Goodwill Impairment		(126.0)	—	—	—	(126.0)
Balance,	December 31, 2020	$675.3	$12.2	$42.2	$—	$729.7

(1)    This write-down of goodwill resulted from the impairment of assets held for sale associated with the asphalt business to net realizable value, as discussed in Note 8.

19.  Other Intangible Assets
A summary of our identifiable intangible assets are as follows (in millions):

As of December 31, 2020	Useful Life	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Third-party fuel supply agreement	10 years	$49.0	$(17.2)	$31.8
Fuel trade name	5 years	4.0	(2.8)	1.2
Intangible assets not subject to amortization:
Rights-of-way	Indefinite	52.1		52.1
Line space history	Indefinite	12.0		12.0
Liquor licenses	Indefinite	8.5		8.5
Refinery permits	Indefinite	2.2		2.2
Total		$127.8	$(20.0)	$107.8

As of December 31, 2019	Useful Life	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Third-party fuel supply agreement	10 years	49.0	(12.3)	36.7
Fuel trade name	5 years	4.0	(2.0)	2.0
Intangible assets not subject to amortization:
Rights-of-way	Indefinite	48.9		48.9
Line space history	Indefinite	12.0		12.0
Liquor licenses	Indefinite	8.5		8.5
Refinery permits	Indefinite	2.2		2.2
Total		$124.6	$(14.3)	$110.3

Amortization of intangible assets was $5.7 million, $5.7 million, and $6.1 million during the years ended December 31, 2020, 2019 and 2018, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of income.
Amortization expense for the next five years is estimated to be as follows (in millions):

2021	$5.7
2022	$5.3
2023	$4.9
2024	$4.9
2025	$4.9

F-49 |

20. Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	December 31, 2020	December 31, 2019
Income and other tax receivables	$142.0	$61.9
Short-term derivative assets (see Note 12)	72.9	30.2
Prepaid expenses	21.8	21.9
Biodiesel tax credit (see Note 4)	2.9	97.5
Investment commodities	1.1	12.1
Consolidated Net RINs Obligation surplus (see Note 13)	—	10.7
Other	15.7	34.4
Total	$256.4	$268.7

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	December 31, 2020	December 31, 2019
Product financing agreements	$198.0	$21.1
Income and other taxes payable	109.5	119.6
Crude purchase liabilities	62.1	72.1
Consolidated Net RINs Obligation deficit (see Note 13)	59.6	—
Short-term derivative liabilities (see Note 12)	35.8	14.1
Employee costs	30.2	47.6
Other	51.2	72.3
Total	$546.4	$346.8

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
Delek US Holdings, Inc. 2016 Long-Term Incentive Plan
On May 5, 2016, our stockholders approved our 2016 Long-Term Incentive Plan (the “2016 Plan”) to succeed our 2006 Plan. The 2016 Plan allows Delek to grant stock options, SARs, restricted stock, RSUs, performance awards and other stock-based awards of up to 4,400,000 shares of Delek's common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates.  On May 18, 2018 and May 5 2020, the Company's stockholders approved an amendment to the 2016 plan that increased the number of Common Stock available under this plan by 4,500,000 shares and 2,120,000 shares, respectively, to 11,020,000 shares. Stock options and SARs issued under the 2016 Plan are granted at prices equal to (or greater than) the fair market value of Delek's common stock on the grant date and are generally subject to a vesting period of one year or more. No awards will be made under the 2016 Plan after May 5, 2026.
Alon USA Energy, Inc. 2005 Long-Term Incentive Plan
In connection with the Delek/Alon Merger, Delek assumed the Alon USA Energy, Inc. Second Amended and Restated 2005 Incentive Compensation Plan (“the Alon 2005 Plan” and, collectively with the 2006 Plan and the 2016 Plan, the "Incentive Plans") as a component of its overall executive incentive compensation program. The Alon 2005 Plan permits the granting of awards to Alon's officers and key employees in the form of options to purchase common stock, SARs, restricted shares of common stock, RSUs, performance shares, performance units and senior executive plan bonuses. Effective with the Delek/Alon Merger, all contractually unvested share-based awards were converted into share-

F-50 |

based awards denominated in Delek common stock. Committed but unissued share-based awards were exchanged and converted into rights to receive share-based awards indexed to Delek common stock.
Option and SAR Assumptions
The table below provides the assumptions used in estimating the fair values of our outstanding stock options and SARs under the Incentive Plans. For all awards granted, we calculated volatility using historical volatility and implied volatility of a peer group of public companies using weekly stock prices.

	2019 Grants	2018 Grants
	(Graded Vesting)	(Graded Vesting)
	4 years	4 years
Expected volatility	48.16%-48.94%	47.52%-49.42%
Dividend yield	2.03%-2.60%	2.00%-2.33%
Expected term	4.57- 4.62 years	4.38-4.62 years
Risk free rate	1.57%-2.41%	1.56%-2.92%
Fair value per share	$11.46	$15.00

Stock Option and SAR Activity
The following table summarizes the stock option and SAR activity under the Incentive Plans for the years ended December 31, 2020, 2019 and 2018:

	Number of Shares Under Option	Weighted-Average Strike Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in millions)
Options and SARs outstanding, December 31, 2017	4,191,007	$26.71
Granted	1,497,400	$43.49
Exercised	(1,286,527)	$30.55
Forfeited	(827,775)	$29.01
Options and SARs outstanding, December 31, 2018	3,574,105	$32.67
Granted	593,500	$34.96
Exercised	(466,569)	$29.61
Forfeited	(494,826)	$33.47
Options and SARs outstanding, December 31, 2019	3,206,210	$34.21
Granted	17,000	$36.56
Exercised	(23,675)	$14.68
Forfeited	(709,055)	$34.25
Options and SARs outstanding, December 31, 2020	2,490,480	$34.16	6.8	$0.1
Vested options and SARs exercisable, December 31, 2020	1,501,155	$32.60	6.4	$0.1

Restricted Stock Units
The Incentive Plans provide for the award of RSUs and PRSUs to certain employees and non-employee directors. RSUs granted to employees vest ratably over three to five years from the date of grant, and RSUs granted to non-employee directors vest quarterly over the year following the date of grant. The grant date fair value of RSUs is determined based on the closing price of Delek's common stock on the grant date. PRSUs initially granted to employees will typically vest in one to three tranches, the first of which vests on December 31 of the year following the grant date, the second and third on the subsequent December 31. PRSUs subsequently granted to employees will typically vest at the end of a three calendar year performance period. The number of PRSUs that will ultimately vest is based on the Company's total shareholder return over the performance period. The grant date fair value of PRSUs is determined using a Monte-Carlo simulation model. We record compensation expense for these awards based on the grant date fair value of the award, recognized ratably over the measurement period.

F-51 |

Performance-Based Restricted Stock Unit Assumptions
The table below provides the assumptions used in estimating the fair values of our outstanding PRSUs under the Plan. For all awards granted, we calculated volatility using historical volatility and implied volatility of a peer group of public companies using weekly stock prices.

	2020 Grants	2019 Grants	2018 Grants
Expected volatility	45.06%-62.70%	39.67%-39.98%	36.11%-44.66%
Expected term	2.56-2.81 years	2.06-2.81 years	2.06-2.81 years
Risk free rate	0.20%-0.56%	1.64%-2.42%	2.40%-2.73%
Fair value per share	$10.65	$41.19	$57.93

The following table summarizes the RSU and PRSU activity under the Incentive Plans for the years ended December 31, 2020, 2019 and 2018:

		Number of RSUs	Weighted-Average Grant Date Price
Balance	December 31, 2017	1,059,670	$25.68
Granted		440,896	$53.10
Vested		(341,774)	$25.62
Forfeited		(154,780)	$36.96
Balance	December 31, 2018	1,004,012	$36.00
Granted		701,875	$36.30
Vested		(604,971)	$24.88
Forfeited		(133,243)	$39.19
Performance Achieved		145,169	$16.55
Balance	December 31, 2019	1,112,842	$39.31
Granted		1,624,695	$15.14
Vested		(512,914)	$29.72
Forfeited		(413,499)	$24.98
Performance Achieved		18,651	$29.19
Balance	December 31, 2020	1,829,775	$23.62

Compensation Expense Related to Equity-based Awards Granted Under the Incentive Plans
Compensation expense for Delek equity-based awards amounted to $22.3 million, $25.2 million and $20.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in general and administrative expenses in the accompanying consolidated statements of income. We recognized income tax expense (benefits) for equity-based awards of $2.3 million, $(2.5) million and $(2.2) million for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, there was $33.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.6 years.
The aggregate intrinsic value, which represents the difference between the underlying stock's market price and the award's exercise price, of the share-based awards exercised or vested during the years ended December 31, 2020, 2019 and 2018 was $8.4 million, $27.0 million and $39.4 million, respectively. During the years December 31, 2020, 2019 and 2018, respectively, we issued net shares of common stock of 369,843, 508,950 and 580,455 as a result of exercised or vested equity-based awards. These amounts are net of 167,094, 564,090 and 1,027,398 shares, respectively, withheld to satisfy employee tax obligations related to the exercises and vesting for the years ended December 31, 2020, 2019 and 2018. Delek paid approximately $2.4 million, $9.2 million and $11.5 million of taxes in connection with the settlement of these awards both for the years ended December 31, 2020, 2019 and 2018. We issue new shares of common stock upon exercise or vesting of share-based awards.
Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
Logistics GP maintains a unit-based compensation plan for officers, directors and employees of Logistics GP or its affiliates and certain consultants, affiliates of Logistics GP or other individuals who perform services for Delek Logistics. The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan ("Logistics LTIP") permits the grant of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards, and unit awards. The Logistics LTIP limits the number of units that may be delivered pursuant to vested awards to 612,207 common units, subject to proportionate adjustment in the event of unit splits and similar events. Awards granted under the Logistics LTIP will be settled with Delek Logistics units. Equity-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of income and is immaterial for the years ended December 31, 2020, 2019 and 2018.

F-52 |

22.  Shareholders' Equity
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
During the years ended December 31, 2020 and 2019, we repurchased 58,713 and 5,039,034 shares of our common stock for a total of $1.9 million and $178.1 million, respectively. As of December 31, 2020, there was approximately $229.7 million of authorization remaining under Delek's aggregate stock repurchase program (based on repurchases that had settled as of December 31, 2020). During the year ended December 31, 2020, we suspended the share repurchase program until our internal parameters are met for resuming such repurchases.

23.  Employees
Workforce
As of December 31, 2020, operations, maintenance and warehouse hourly employees along with truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union

F-53 |

and its Local 202. Of the Tyler employees, 51.0% of operations, maintenance and warehouse hourly employees are currently covered by a collective bargaining agreement that expires January 31, 2022 while 13.2% of Tyler truck drivers are currently covered by a collective bargaining agreement that expires May 1, 2021. As of December 31, 2020, operations and maintenance hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 381. Of the El Dorado employees, 40.7% are covered by a collective bargaining agreement which expires on August 1, 2021. As of December 31, 2020, our El Dorado and Texas based truck drivers for Lion Oil Company were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL - CIO while our El Dorado refinery warehouse hourly employees were represented by the International Union of Operating Engineers and its Local 381; none are currently covered by a collective bargaining agreement. As of December 31, 2020, approximately 68.9% of employees who work at our Big Spring refinery are covered by a collective bargaining agreement that expires March 31, 2022. None of our employees in our logistics segment, retail segment or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.
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
During 2018, we completely settled the supplemental retirement income plan of the retail segment, had a partial settlement of Alon's executive non-qualified restoration plan, froze Alon's qualified pension plan for union employees effective July 31, 2018, and entered into an agreement with the International Union of Operating Engineers (the "Union") to extend the Union agreement to March 31, 2022. As part of the extended Union agreement, the Company agreed to compensate each pension-eligible employee in the Union for the loss of the pension benefit over the remaining union contract period in four annual installments beginning July 2018. Payments are contingent upon continued employment at each annual payment date and are expected to total approximately $6.9 million in the aggregate without considering forfeitures (which cannot yet be estimated). The related expense (estimated without considering forfeitures) has been or will be recognized over the remaining union contract period. As of December 31, 2020, estimated remaining expense is approximately $2.0 million during 2021, and approximately $0.1 million in 2022.
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
Financial information related to our pension plans is presented below:

	Year Ended December 31,
	2020	2019
Change in projected benefit obligation:
Benefit obligation at beginning of year	$131.5	$131.0
Interest cost	4.2	5.4
Actuarial loss (gain)	18.3	13.6
Benefits paid	(5.3)	(5.3)
Other (effect of curtailment/settlement)	—	(13.2)
Projected benefit obligations at end of year	$148.7	$131.5
Change in plan assets:
Fair value of plan assets at beginning of year	$128.1	$115.7
Actual gain on plan assets	15.7	29.5
Employer contribution	—	1.4
Benefits paid	(5.3)	(5.3)
Other (effect of curtailment/settlement)	—	(13.2)
Fair value of plan assets at end of year	$138.5	$128.1
Reconciliation of funded status:
Fair value of plan assets at end of year	$138.5	$128.1
Less projected benefit obligations at end of year	148.7	131.5
Under-funded status at end of year	$(10.2)	$(3.4)

F-54 |

The pre-tax amounts related to the defined benefit plans recognized as pension benefit liability in the consolidated balance sheets as of December 31, 2020 was $10.2 million.
The pre-tax amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost were as follows:

	Year Ended December 31,
	2020	2019
Net actuarial loss (gain)	$9.3	$(0.1)
Prior service credit	—	—
Projected benefit obligations at end of year	$9.3	$(0.1)

The accumulated benefit obligation for each of our pension plans was in excess of the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans were as follows:

	Year Ended December 31,
	2020	2019
Projected benefit obligation	$148.7	$131.5
Accumulated benefit obligation	$148.7	131.6
Fair value of plan assets	$138.5	128.1

The weighted-average assumptions used to determine benefit obligations were as follows:

	Year Ended December 31,
	2020	2019
Discount rate	2.45%	3.20%
Rate of compensation increase	N/A	N/A

The discount rate used reflects the expected future cash flow based on our funding valuation assumptions and participant data as of the beginning of the plan period. The expected future cash flow is discounted by the Principal Pension Discount Yield Curve for the fiscal year end because it has been specifically designed to help pension funds comply with statutory funding guidelines.
The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	Year Ended December 31,
	2020	2019	2018
Discount rate	3.20%	4.15%	3.60%
Expected long-term rate of return on plan assets	5.75%	7.00%	7.33%
Rate of compensation increase	—%	—%	3.00%

The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories.
The components of net periodic benefit cost related to our benefit plans consisted of the following:

	Year Ended December 31,
Components of net periodic benefit:	2020	2019	2018
Service cost	$—	$—	$0.4
Interest cost	4.2	5.4	5.2
Expected return on plan assets	(6.8)	(7.5)	(8.0)
Recognition of gain due to settlement	—	—	(0.1)
Recognition of gain due to curtailment	—	(2.7)	(2.4)
Net periodic benefit	$(2.6)	$(4.8)	$(4.9)

The service cost component of net periodic benefit is included as part of general and administrative expenses in the accompanying statements of income. The other components of net periodic benefit are included as part of other non-operating expense (income), net.

F-55 |

The weighted-average asset allocation of our pension benefits plan assets were as follows:

	Year Ended December 31,
	2020	2019
Investments in common collective trust consisting of:
U.S. and International companies	40.4%	40.0%
Fixed-income	59.6%	60.0%
Total	100.0%	100.0%

The fair value of our pension assets by category were as follows:

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
Year Ended December 31, 2020
U.S. companies	$—	$36.2	$—	$36.2
International companies	—	19.7	—	19.7
Fixed-income	—	82.6	—	82.6
Total	$—	$138.5	$—	$138.5
Year Ended December 31, 2019
U.S. companies	$—	$38.5	$—	$38.5
International companies	—	12.8	—	12.8
Fixed-income	—	76.8	—	76.8
Total	$—	$128.1	$—	$128.1

The investment policies and strategies for the assets of our pension benefits is to, over a five-year period, provide returns in excess of the benchmark. The portfolio in our common collective trust is expected to earn long-term returns from capital appreciation and a stable stream of current income. This approach recognizes that assets are exposed to price risk and the market value of the plans’ assets may fluctuate from year to year. Risk tolerance is determined based on our specific risk management policies. In line with the investment return objective and risk parameters, the plans’ mix of assets includes a diversified portfolio of underlying securities in companies and fixed-income. The underlying securities include domestic and international companies of various sizes of capitalization. The asset allocation of the plan is reviewed on at least an annual basis.
We made no contributions to the pension plans for the year ended December 31, 2020, and expect to contribute $6.1 million to the pension plans in 2021. There were no employee contributions to the plans.
The benefits expected to be paid in each year 2021–2025 are $6.1 million, $6.6 million, $6.5 million, $7.0 million and $6.9 million, respectively. The aggregate benefits expected to be paid in the five years from 2026–2030 are $35.4 million. The expected benefits are based on the same assumptions used to measure our benefit obligation at December 31, 2020 and include estimated future employee service.
401(k) Plans
For the years ended December 31, 2020, 2019 and 2018, we sponsored a voluntary 401(k) Employee Retirement Savings Plans for eligible employees. Employees must be at least 21 years of age and have 45 days of service to be eligible to participate in the plan. Employee contributions are matched on a fully-vested basis by us up to a maximum of 8% of eligible compensation. Eligibility for the Company matching contribution begins on the first of the month following one year of employment. For the years ended December 31, 2020, 2019 and 2018, the 401(k) plans expense recognized was $10.4 million, $9.6 million and $9.6 million, respectively.
Postretirement Medical Plan
In addition to providing pension benefits, Alon has an unfunded postretirement medical plan covering certain health care and life insurance benefits for certain employees of Alon that retired prior to January 2, 2017, who met eligibility requirements in the plan documents. This plan is closed to new participants. The health care benefits in excess of certain limits are insured. The accrued benefit liability related to this plan reflected in the consolidated balance sheet was $1.8 million and $2.6 million at December 31, 2020 and 2019, respectively.

F-56 |

24.  Selected Quarterly Financial Data (Unaudited)
Quarterly financial information for the years ended December 31, 2020 and 2019 is summarized below. The sum of the quarterly results may differ from the annual results presented on our consolidated statements of operations due to rounding. The quarterly financial information summarized below has been prepared by Delek's management and is unaudited (in millions, except per share data).

	For the Three Month Periods Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net revenues	$1,821.2	$1,535.5	$2,062.9	$1,882.2
Operating (loss) income	$(361.5)	$22.8	$(75.2)	$(314.1)
Net (loss) income from continuing operations	$(307.0)	$98.5	$(76.9)	$(285.0)
Net (loss) income	$(307.0)	$98.5	$(76.9)	$(285.0)
Net (loss) income attributable to Delek	$(314.4)	$87.7	$(88.1)	$(293.2)
Basic (loss) income per share from continuing operations	$(4.28)	$1.19	$(1.20)	$(3.98)
Diluted (loss) income per share from continuing operations	$(4.28)	$1.18	$(1.20)	$(3.98)

	For the Three Month Periods Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019(1)
Net revenues	$2,199.9	$2,480.3	$2,334.3	$2,283.7
Operating income	$222.4	$134.3	$87.4	$48.2
Net income from continuing operations	$154.4	$84.6	$60.0	$32.0
Net income	$154.4	$83.8	$60.0	$38.0
Net income attributable to Delek	$149.3	$77.3	$51.3	$32.7
Basic income per share from continuing operations	$1.92	$1.02	$0.68	$0.36
Diluted income per share from continuing operations	$1.90	$1.01	$0.68	$0.36

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

F-57 |

The quarterly earnings per share calculations for the three months ended December 31, 2020 and 2019 are presented below:

	Three Months Ended December 31,
	2020	2019
Numerator:
Numerator for EPS - continuing operations
(Loss) income from continuing operations	$(285.0)	$32.0
Less: Income from continuing operations attributed to non-controlling interest	8.2	5.3
Numerator for diluted EPS - continuing operations attributable to Delek	$(293.2)	$26.7

Numerator for EPS - discontinued operations
Income from discontinued operations	$—	$6.0

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	73,736,637	74,042,343
Dilutive effect of stock-based awards	—	658,583
Weighted average common shares outstanding, assuming dilution	73,736,637	74,700,926

EPS:
Basic income per share:
(Loss) income from continuing operations	$(3.98)	$0.36
Income from discontinued operations	—	0.08
Total basic (loss) income per share	$(3.98)	$0.44
Diluted income per share:
(Loss) income from continuing operations	$(3.98)	$0.36
Income from discontinued operations	—	0.08
Total diluted (loss) income per share	$(3.98)	$0.44
The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:

Antidilutive stock-based compensation	301,086	1,925,207
Antidilutive due to loss	3,685,519	—
Total antidilutive stock-based compensation	3,986,605	1,925,207

25. Leases
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
As of December 31, 2020, $26.4 million of our net property, plant, and equipment balance is subject to an operating lease. This agreement does not include options for the lessee to purchase our leasing equipment, nor does it include any material residual value guarantees or material restrictive covenants. The agreement includes a one year renewal option and certain variable payment based on usage.

F-58 |

The following table presents additional information related to our operating leases in accordance ASC 842, Leases ("ASC 842"):

(in millions)	Year Ended December 31,
	2020	2019
Lease Cost
Operating lease costs (1)	$64.0	$49.5
Short-term lease costs (2)	24.4	17.4
Sublease income	(7.7)	(6.4)
Net lease costs	$80.7	$60.5

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$(64.0)	$(49.5)
Leased assets obtained in exchange for new operating lease liabilities	$58.1	$15.9

	December 31, 2020
Weighted-average remaining lease term (years) operating leases	5.2
Weighted-average discount rate operating leases (3)	6.4%
(1) Includes an immaterial amount of financing lease cost.
(2) Includes an immaterial amount of variable lease cost.
(3) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

The following is an estimate of the maturity of our lease liabilities for operating leases having remaining noncancelable terms in excess of one year as of December 31, 2020 (in millions) under the new lease guidance ASC 842:

Maturity of Lease Liabilities	Total
12 months or less	$216.6
13-24 months	214.7
25-36 months	192.8
37-48 months	182.2
49- 50 months	94.8
Thereafter	214.4
Total future lease payments	1,115.5
Less: Interest	933.5
Present Value of Lease Liabilities	$182.0

26. Subsequent Events
During February 2021, the Company experienced a severe weather event at the Tyler, El Dorado and Krotz Springs refineries, resulting in units being temporarily shut down and damages to parts of the facilities due to extreme freezing conditions. The Company is currently determining the financial impact of the event and expects to incur certain recovery costs and repair costs. Additionally, the severe weather conditions and the resultant industry downtime have caused energy prices to rise in certain regions where we operate, which are expected to result in additional operating expenses for the refineries impacted until such time that supply is restored and energy prices stabilize.
On February 27, 2021, our El Dorado refinery experienced a fire in its Penex unit. The facility was in the process of undergoing turnaround activity, so there are no operational disruptions as a result of the fire. We are in the preliminary stages of assessing the extent of the damages.

F-59 |

Financial Statements and Schedules
ITEM 16. FORM 10-K SUMMARY
None.

F-101 |

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By: /s/ Reuven Spiegel
Reuven Spiegel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: March 1, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 1, 2021:

/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chairman), President and Chief Executive Officer
(Principal Executive Officer)

/s/ Nilah Staskus
Nilah Staskus
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)

/s/ William J. Finnerty
William J. Finnerty
Director

/s/ Richard J. Marcogliese
Richard J. Marcogliese
Director

/s/ Gary M. Sullivan, Jr.
Gary M. Sullivan, Jr.
Director

/s/ Vicky Sutil
Vicky Sutil
Director

F-102 |

/s/ Laurie Z. Tolson
Laurie Z. Tolson
Director

/s/ David Wiessman
David Wiessman
Director

/s/ Shlomo Zohar
Shlomo Zohar
Director

F-103 |