Form 10-Q
period 2021-03-31
Delek US Holdings, Inc.
filed 2021-05-07
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At April 30, 2021, there were 73,875,724 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents
Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2021

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$793.5	$787.5
Accounts receivable, net	720.2	527.9
Inventories, net of inventory valuation reserves	1,034.6	727.7
Other current assets	358.2	256.4
Total current assets	2,906.5	2,299.5
Property, plant and equipment:
Property, plant and equipment	3,580.7	3,519.5
Less: accumulated depreciation	(1,212.9)	(1,152.3)
Property, plant and equipment, net	2,367.8	2,367.2
Operating lease right-of-use assets	174.1	182.0
Goodwill	729.7	729.7
Other intangibles, net	106.9	107.8
Equity method investments	360.2	363.6
Other non-current assets	98.8	84.3
Total assets	$6,744.0	$6,134.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,353.6	$1,144.0
Current portion of long-term debt	13.4	33.4
Obligation under Supply and Offtake Agreements	125.0	129.2
Current portion of operating lease liabilities	47.5	50.2
Accrued expenses and other current liabilities	961.8	546.4
Total current liabilities	2,501.3	1,903.2
Non-current liabilities:
Long-term debt, net of current portion	2,354.4	2,315.0
Obligation under Supply and Offtake Agreements	287.1	224.9
Environmental liabilities, net of current portion	107.0	107.4
Asset retirement obligations	37.8	37.5
Deferred tax liabilities	258.5	255.5
Operating lease liabilities, net of current portion	125.9	131.8
Other non-current liabilities	43.1	33.7
Total non-current liabilities	3,213.8	3,105.8
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 91,450,724 shares and 91,356,868 shares issued at March 31, 2021 and December 31, 2020, respectively	0.9	0.9
Additional paid-in capital	1,188.6	1,185.1
Accumulated other comprehensive loss	(7.4)	(7.2)
Treasury stock, 17,575,527 shares, at cost, as of March 31, 2021 and December 31, 2020, respectively	(694.1)	(694.1)
Retained earnings	423.2	522.0
Non-controlling interests in subsidiaries	117.7	118.4
Total stockholders’ equity	1,028.9	1,125.1
Total liabilities and stockholders’ equity	$6,744.0	$6,134.1

See accompanying notes to condensed consolidated financial statements

3 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except share and per share data)

	Three Months Ended
	March 31,
	2021	2020
Net revenues	$2,392.2	$1,821.2
Cost of sales:
Cost of materials and other	2,205.5	1,910.6
Operating expenses (excluding depreciation and amortization presented below)	128.0	129.2
Depreciation and amortization	62.3	47.0
Total cost of sales	2,395.8	2,086.8
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	21.3	25.3
General and administrative expenses	47.1	65.7
Depreciation and amortization	6.2	5.6
Other operating loss (income), net	1.9	(0.7)
Total operating costs and expenses	2,472.3	2,182.7
Operating loss	(80.1)	(361.5)
Interest expense	29.6	36.3
Interest income	(0.2)	(1.7)
Income from equity method investments	(4.8)	(5.1)
Other income, net	(1.0)	(0.9)
Total non-operating expense, net	23.6	28.6
Loss before income tax benefit	(103.7)	(390.1)
Income tax benefit	(12.4)	(83.1)
Net loss	(91.3)	(307.0)
Net income attributed to non-controlling interests	7.3	7.4
Net loss attributable to Delek	$(98.6)	$(314.4)
Basic loss per share	$(1.34)	$(4.28)
Diluted loss per share	$(1.34)	$(4.28)
Dividends declared per common share outstanding	$—	$0.31

See accompanying notes to condensed consolidated financial statements

4 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(91.3)	$(307.0)
Other comprehensive income (loss):
Commodity contracts designated as cash flow hedges:
Net (loss) gain related to commodity cash flow hedges	(0.2)	1.8
Income tax expense	—	0.4
Net comprehensive (loss) income on commodity contracts designated as cash flow hedges	(0.2)	1.4
Other loss, net of taxes	—	(0.3)
Total other comprehensive (loss) gain	(0.2)	1.1
Comprehensive loss	(91.5)	(305.9)
Comprehensive income attributable to non-controlling interest	7.3	7.4
Comprehensive loss attributable to Delek	$(98.8)	$(313.3)

See accompanying notes to condensed consolidated financial statements

5 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share and per share data)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	91,356,868	$0.9	$1,185.1	$(7.2)	$522.0	(17,575,527)	$(694.1)	$118.4	$1,125.1
Net (loss) income	—	—	—	—	(98.6)	—	—	7.3	(91.3)
Other comprehensive loss related to commodity contracts, net	—	—	—	(0.2)	—	—	—	—	(0.2)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8.0)	(8.0)
Equity-based compensation expense	—	—	4.6	—	—	—	—	—	4.6
Taxes paid due to the net settlement of equity-based compensation	—	—	(1.1)	—	—	—	—	—	(1.1)
Exercise of equity-based awards	93,856	—	—	—	—	—	—	—	—
Other	—	—	—	—	(0.2)	—	—	—	(0.2)
Balance at March 31, 2021	91,450,724	$0.9	$1,188.6	$(7.4)	$423.2	(17,575,527)	$(694.1)	$117.7	$1,028.9

6 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) (Continued)
(In millions, except share and per share data)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	90,987,025	$0.9	$1,151.9	$0.1	$1,205.6	(17,516,814)	$(692.2)	$169.0	$1,835.3
Cumulative effect of adopting accounting principle regarding measurement of credit losses on financial instruments, net	—	—	—	—	(6.5)	—	—	—	(6.5)
Net (loss) income	—	—	—	—	(314.4)	—	—	7.4	(307.0)
Other comprehensive income related to commodity contracts, net	—	—	—	1.4	—	—	—	—	1.4
Common stock dividends ($0.31 per share)	—	—	—	—	(23.1)	—	—	—	(23.1)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(8.6)	(8.6)
Equity-based compensation expense	—	—	6.2	—	—	—	—	0.1	6.3
Repurchase of common stock	—	—	—	—	—	(58,713)	(1.9)	—	(1.9)
Repurchases of non-controlling interests	—	—	—	—	—	—	—	(5.0)	(5.0)
Taxes paid due to the net settlement of equity-based compensation	—	—	(0.7)	—	—	—	—	—	(0.7)
Exercise of equity-based awards	102,895	—	—	—	—	—	—	—	—
Other	—	—	—	(0.3)	—	—	—	—	(0.3)
Balance at March 31, 2020	91,089,920	$0.9	$1,157.4	$1.2	$861.6	(17,575,527)	$(694.1)	$162.9	$1,489.9

See accompanying notes to condensed consolidated financial statements

7 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(91.3)	$(307.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68.5	52.6
Other amortization/accretion	3.0	2.2
Non-cash lease expense	15.3	13.3
Deferred income taxes	5.1	(24.5)
Income from equity method investments	(4.8)	(5.1)
Dividends from equity method investments	5.7	4.9
Non-cash lower of cost or market/net realizable value adjustment	(20.4)	280.8
Equity-based compensation expense	4.6	6.3
Other	0.9	1.1
Changes in assets and liabilities:
Accounts receivable	(192.3)	351.6
Inventories and other current assets	(304.2)	250.9
Fair value of derivatives	(91.9)	(36.1)
Accounts payable and other current liabilities	524.5	(546.3)
Obligation under Supply and Offtake Agreements	51.6	(199.9)
Non-current assets and liabilities, net	(8.6)	1.1
Net cash used in operating activities	(34.3)	(154.1)
Cash flows from investing activities:
Equity method investment contributions	(1.5)	(27.1)
Distributions from equity method investments	4.0	69.4
Purchases of property, plant and equipment	(48.3)	(189.2)
Purchase of intangible assets	(0.5)	—
Proceeds from sale of property, plant and equipment	0.2	0.3
Net cash used in investing activities	(46.1)	(146.6)

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(In millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from financing activities:
Proceeds from long-term revolvers	$609.0	$1,230.2
Payments on long-term revolvers	(568.1)	(1,053.5)
Payments on term debt	(23.3)	(27.9)
Proceeds from product financing agreements	277.2	42.0
Repayments of product financing agreements	(199.3)	(21.0)
Taxes paid due to the net settlement of equity-based compensation	(1.1)	(0.7)
Repurchase of common stock	—	(1.9)
Repurchase of non-controlling interest	—	(5.0)
Distribution to non-controlling interest	(8.0)	(8.6)
Dividends paid	—	(23.1)
Deferred financing costs paid	—	(0.2)
Net cash provided by financing activities	86.4	130.3
Net increase (decrease) in cash and cash equivalents	6.0	(170.4)
Cash and cash equivalents at the beginning of the period	787.5	955.3
Cash and cash equivalents at the end of the period	$793.5	$784.9

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.4 million and $0.2 million in the 2021 and 2020 periods, respectively	$142.1	$32.2
Income taxes	$0.1	$0.2
Non-cash investing activities:
Increase in accrued capital expenditures	$18.8	$1.1
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	$19.6	$6.8

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
Our condensed consolidated financial statements include the accounts of Delek and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 1, 2021 (the "Annual Report on Form 10-K") and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K.
Our condensed consolidated financial statements include Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), which is a variable interest entity ("VIE"). As the indirect owner of the general partner of Delek Logistics, we have the ability to direct the activities of this entity that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes for this entity and are Delek Logistics' primary customer. As Delek Logistics does not derive an amount of gross margin material to us from third parties, there is limited risk to Delek associated with Delek Logistics' operations. However, in the event that Delek Logistics incurs a loss, our operating results will reflect such loss, net of intercompany eliminations, to the extent of our ownership interest in this entity.
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
Accounting Policies
With the exception of the policy updates below, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Risks and Uncertainties Arising from the COVID-19 Pandemic
The outbreak of COVID-19 and its development into a pandemic in March 2020 (the "COVID-19 Pandemic" or the "Pandemic") continues to have an on-going impact. The restrictions imposed to prevent its spread, the challenges with the vaccination rollout, and the spread of new variants of the virus, continue to cause significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Compared to the prior year, the first quarter of 2021 has witnessed economic recovery trends including a resumption of flights by major airlines and increased motor vehicle use. As a result, there has also been an increase in the demand for, and thus also the market prices of, crude oil and certain of our products. Uncertainty about the duration of the COVID-19 Pandemic has caused storage constraints in the United States resulting from over-supply of produced oil. Therefore, downward pressure on commodity prices could exist for the foreseeable future.
Uncertainties related to the impact of the COVID-19 Pandemic and other events exist that could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under GAAP, we have considered them in the preparation of our unaudited financial statements as of and for the three months ended March 31, 2021. The application of accounting policies impacted by such considerations include (but are not necessarily limited to) the following:
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

9 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
New Accounting Pronouncements Adopted During 2021
ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815
In January 2020, the Financial Account Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-01 which is intended to clarify interactions between the guidance to account for certain equity securities under Topics 321, 323 and 815, and improve current GAAP by reducing diversity in practice and increasing comparability of accounting. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. We adopted this guidance on January 1, 2021 and the adoption did not have a material impact on our business, financial condition or results of operations.
ASU 2019-12, Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued guidance intended to simplify various aspects related to accounting for income taxes, eliminate certain exceptions within Accounting Standards Codification ("ASC") 740, Income Taxes (“ASC 740”) and clarify certain aspects of the current guidance to promote consistency among reporting entities. The pronouncement is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2020. We adopted this guidance on January 1, 2021 and the adoption did not have a material impact on our business, financial condition or results of operations.
ASU 2018-14, Compensation - Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued guidance related to disclosure requirements for defined benefit plans. The pronouncement eliminates, modifies and adds disclosure requirements for defined benefit plans. The pronouncement is effective for fiscal years beginning after December 15, 2020. We adopted this guidance on January 1, 2021 and the adoption did not have a material impact on our business, financial condition or results of operations.
Accounting Pronouncements Not Yet Adopted
ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU 2020-06, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company is evaluating the impact of this guidance but does not currently expect adopting this new guidance will have a material impact on its condensed consolidated financial statements and related disclosures.
ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)
In March 2020, the FASB issued an amendment which is intended to provide temporary optional expedients and exceptions to GAAP guidance on contracts, hedge accounting and other transactions affected by the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank rates. This guidance is effective for all entities at any time beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of the ASU. The Company is currently evaluating the impact this guidance may have on its condensed consolidated financial statements and related disclosures.

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

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Refining Segment
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd") as of March 31, 2021, including the following:
•75,000 bpd Tyler, Texas refinery (the "Tyler refinery");
•80,000 bpd El Dorado, Arkansas refinery (the "El Dorado refinery");
•73,000 bpd Big Spring, Texas refinery (the "Big Spring refinery"); and
•74,000 bpd Krotz Springs, Louisiana refinery (the "Krotz Springs refinery").
The refining segment also owns and operates three biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi. The biodiesel industry has historically been substantially aided by federal and state tax incentives. One tax incentive program that has been significant to our renewable fuels facilities is the federal blender's tax credit (also known as the biodiesel tax credit or "BTC"). The BTC provides a $1.00 refundable tax credit per gallon of pure biodiesel to the first blender of biodiesel with petroleum-based diesel fuel. The blender's tax credit was re-enacted in December 2019 for the years 2020 through 2022.
On May 7, 2020, we sold our equity interests in Alon Bakersfield Property, Inc., an indirect wholly-owned subsidiary that owned our non-operating refinery located in Bakersfield, California, to a subsidiary of Global Clean Energy Holdings, Inc. (“GCE”) for total cash consideration of $40.0 million. As a result of this sale, we recognized a gain of $56.8 million during 2020, none of which was recognized during the first quarter, largely due to the buyer assuming substantially all of the asset retirement obligations and environmental liabilities associated with this refinery. As part of the transaction, GCE granted a call option to Delek to acquire up to a 33 1/3% limited member interest in the acquiring subsidiary of GCE for up to $13.3 million, subject to certain adjustments. Such option is exercisable by Delek through the 90th day after GCE demonstrates commercial operations, as contractually defined, which has not yet occurred as of March 31, 2021.
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
Retail Segment
Our retail segment consists of 253 owned and leased convenience store sites as of March 31, 2021, located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel primarily under the Alon or Delek brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In November 2018, we terminated the license agreement with 7-Eleven, Inc. The terms of such agreement and subsequent amendments require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023.
Significant Inter-segment Transactions
All inter-segment transactions have been eliminated in consolidation and consist primarily of the following:
•refining segment refined product sales to the retail segment to be sold through the store locations;

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended March 31, 2021
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$1,584.5	$56.7	$174.8	$576.2	$2,392.2
Inter-segment fees and revenues	155.6	96.2	—	(251.8)	—
Operating costs and expenses:
Cost of materials and other	1,647.7	81.1	136.5	340.2	2,205.5
Operating expenses (excluding depreciation and amortization presented below)	113.6	14.1	21.4	0.2	149.3
Segment contribution margin	$(21.2)	$57.7	$16.9	$(16.0)	37.4
Depreciation and amortization	$52.1	$10.7	$3.2	$2.5	68.5
General and administrative expenses					47.1
Other operating expense, net					1.9
Operating loss					$(80.1)
Capital spending (excluding business combinations)	$57.8	$7.8	$0.8	$0.6	$67.0

	Three Months Ended March 31, 2020
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$1,569.3	$56.8	$178.6	$16.5	$1,821.2
Inter-segment fees and revenues	158.6	106.6	—	(265.2)	—
Operating costs and expenses:
Cost of materials and other	1,906.6	101.3	144.1	(241.4)	1,910.6
Operating expenses (excluding depreciation and amortization presented below)	111.7	14.8	22.2	5.8	154.5
Segment contribution margin	$(290.4)	$47.3	$12.3	$(13.1)	(243.9)
Depreciation and amortization	$37.2	$6.3	$2.9	$6.2	52.6
General and administrative expenses					65.7
Other operating income, net					(0.7)
Operating loss					$(361.5)
Capital spending (excluding business combinations)	$168.1	$3.0	$6.2	$12.9	$190.2

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Segment Information
Total assets by segment were as follows as of March 31, 2021:

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Total assets	$6,527.9	$948.9	$255.3	$(988.1)	$6,744.0
Less:
Inter-segment notes receivable	(1,372.8)	—	—	1,372.8	—
Inter-segment right of use lease assets	(346.4)	—	—	346.4	—
Total assets, excluding inter-segment notes receivable and right of use assets	$4,808.7	$948.9	$255.3	$731.1	$6,744.0

Property, plant and equipment and accumulated depreciation as of March 31, 2021 and depreciation expense by reporting segment for the three months ended March 31, 2021 are as follows (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$2,619.3	$699.6	$165.8	$96.0	$3,580.7
Less: Accumulated depreciation	(856.9)	(237.5)	(51.8)	(66.7)	(1,212.9)
Property, plant and equipment, net	$1,762.4	$462.1	$114.0	$29.3	$2,367.8
Depreciation expense for the three months ended March 31, 2021	$50.4	$10.7	$3.0	$2.5	$66.6

In accordance with ASC 360, Property, Plant and Equipment ("ASC 360"), Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment related to our property, plant and equipment as of March 31, 2021 (see Note 1 for further discussion on the impact of COVID-19 Pandemic).

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

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Numerator for EPS
Net loss	$(91.3)	$(307.0)
Less: Income attributed to non-controlling interest	7.3	7.4
Numerator for basic and diluted EPS attributable to Delek	$(98.6)	$(314.4)

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	73,803,772	73,437,730
Dilutive effect of stock-based awards	—	—
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	73,803,772	73,437,730

EPS:
Basic loss per share	$(1.34)	$(4.28)
Diluted loss per share	$(1.34)	$(4.28)

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be antidilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	634,006	3,684,935
Antidilutive due to loss	2,733,056	433,488
Total antidilutive stock-based compensation	3,367,062	4,118,423

Note 4 - Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of March 31, 2021, we owned an 80.0% interest in Delek Logistics, consisting of 34,745,868 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets.
On August 13, 2020, Delek Logistics completed a transaction to eliminate the incentive distribution rights ("IDRs") held by Delek Logistics GP, LLC, the general partner, and convert the economic general partner interest into a non-economic general partner interest in exchange for total consideration consisting of $45.0 million cash and 14.0 million newly issued common limited partner units. Contemporaneously, we repurchased the 5.2% ownership interest in the general partner from affiliates, who are also members of the general partner's management and board of directors, for $23.1 million, increasing our ownership interest in the general partner to 100.0%.
As a result of these transactions, the non-controlling interest in our consolidated balance sheets decreased by $50.8 million, with a $37.2 million increase to additional paid-in capital which is net of $11.5 million related to deferred income taxes and $2.1 million of transaction costs, none of which was recognized during the first quarter of 2020.
In August 2020, Delek Logistics filed a shelf registration statement, which subsequently became effective, with the SEC for the proposed re-sale or other disposition from time to time by Delek of up to 14.0 million common limited partner units representing our limited partner interests in Delek Logistics. No units were sold as of March 31, 2021.
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

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Delek Logistics is a VIE, as defined under GAAP, and is consolidated into our condensed consolidated financial statements, representing our logistics segment. The assets of Delek Logistics can only be used to settle its own obligations and its creditors have no recourse to our assets. Exclusive of intercompany balances and the marketing agreement intangible asset between Delek Logistics and Delek which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as presented below are included in the condensed consolidated balance sheets of Delek (unaudited, in millions).

	March 31, 2021	December 31, 2020

ASSETS
Cash and cash equivalents	$13.4	$4.2
Accounts receivable	12.3	15.7
Accounts receivable from related parties	—	5.9
Inventory	1.9	3.1
Other current assets	0.5	0.4
Property, plant and equipment, net	462.1	464.8
Equity method investments	251.4	253.7
Operating lease right-of-use assets	24.8	24.2
Goodwill	12.2	12.2
Intangible assets, net	158.8	160.1
Other non-current assets	11.5	12.1
Total assets	$948.9	$956.4
LIABILITIES AND DEFICIT
Accounts payable	$4.2	$6.7
Accounts payable to related parties	4.5	—
Current portion of operating lease liabilities	8.4	8.7
Accrued expenses and other current liabilities	15.7	12.9
Long-term debt	983.4	992.3
Asset retirement obligations	6.1	6.0
Deferred tax liabilities	0.7	0.6
Operating lease liabilities, net of current portion	16.3	15.4
Other non-current liabilities	21.0	22.1
Deficit	(111.4)	(108.3)
Total liabilities and deficit	$948.9	$956.4

Effective May 1, 2020, Delek through its wholly owned subsidiaries Lion Oil Company, LLC (“Lion Oil”) and Delek Refining, Ltd. (“Delek Refining”) contributed certain leased and owned tractors and trailers and related assets used in the provision of trucking and transportation services for crude oil, petroleum and certain other products throughout Arkansas, Oklahoma and Texas to Delek Trucking, LLC (“Delek Trucking”), a direct wholly owned subsidiary of Lion Oil. Following this contribution, Lion Oil sold all of the issued and outstanding membership interests in Delek Trucking (the “Trucking Acquisition”) to DKL Transportation, LLC (“DKL Transportation”), a wholly owned subsidiary of Delek Logistics. Promptly following the consummation of the Trucking Acquisition, Delek Trucking merged with and into DKL Transportation, with DKL Transportation continuing as the surviving entity. Total consideration for the Trucking Acquisition was approximately $48.0 million in cash, subject to certain post-closing adjustments, financed primarily with borrowings on the Delek Logistics Credit Facility (as defined in Note 8). In connection with the Trucking Acquisition, Delek Refining, Lion Oil and DKL Transportation entered into a Transportation Services Agreement pursuant to which DKL Transportation will gather, coordinate the pickup of, transport and deliver petroleum products for Delek Refining and Lion Oil, as well as provide ancillary services as requested. Prior periods have not been recast in our Note 2 - Segment Data, as these assets did not constitute a business in accordance with ASU 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"), and the transaction was accounted for as an acquisition of assets between entities under common control.
Effective March 31, 2020, Delek Logistics, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Big Spring Gathering System, located in Howard, Borden and Martin Counties, Texas, from Delek, which included the execution of related commercial agreements. In connection with the closing of the transaction, Delek, Delek Logistics and various of their respective subsidiaries entered into a Throughput and Deficiency Agreement (the “T&D Agreement”). Under the T&D Agreement, Delek Logistics will operate and maintain the Big Spring Gathering System connecting our interests in and to certain crude oil production with the Delek Logistics' Big Spring, Texas terminal and provide gathering, transportation and other related services. The total consideration was subject to certain post-closing adjustments and was comprised of $100.0 million in cash and 5.0 million common units representing a limited partner interest in Delek Logistics. The cash component of this dropdown was financed with borrowings on the Delek Logistics Credit Facility (as defined in Note 8).

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Note 5 - Equity Method Investments
Wink to Webster Pipeline
On July 30, 2019, we, through our wholly-owned direct subsidiary Delek Energy, entered into a limited liability company agreement (the “LLCA”) and related agreements with multiple joint venture members of Wink to Webster Pipeline LLC (“WWP”). Pursuant to the LLCA, Delek Energy acquired a 15% ownership interest in WWP ("WWP Joint Venture"). WWP intends to construct and operate a crude oil pipeline system from Wink, Texas to Webster, Texas along with certain pipelines from Webster, Texas to other destinations in the Gulf Coast area. Pursuant to the LLCA, Delek Energy will be required to contribute its percentage interest of the applicable construction costs (including certain costs previously incurred by WWP) and, at the date we acquired our ownership interest, it was anticipated that Delek Energy’s capital contributions would total approximately $340 million to $380 million over the course of construction (expected to be two to three years). Construction of the crude oil pipeline system remains ongoing, where the main segment of the pipeline system connecting the Permian Basin to Houston, Texas was completed and began transporting crude oil in October 2020, and where other construction continues to progress. During the three months ended March 31, 2020, we made capital contributions totaling $18.9 million. Additionally, during the three months ended March 31, 2021, we made additional capital contributions totaling $0.1 million based on capital calls received.
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
The Company evaluated Delek Energy's investment in W2W Holdings LLC ("HoldCo") and determined that HoldCo is a VIE. The Company determined it is not the primary beneficiary since it does not have the power to direct activities that most significantly impact HoldCo. The Company does not hold a controlling financial interest in HoldCo because no single party has the power to direct the activities that most significantly impact HoldCo’s economic performance since power to make the decisions about the significant activities is shared equally with MPLX and all significant decisions require unanimous consent of the board of directors of HoldCo. The Company accounts for its investment in HoldCo using the equity method of accounting due to its significant influence with its 50% membership interest.
The Company's maximum exposure to any losses incurred by HoldCo is limited to its investment. As of March 31, 2021, except for the guarantee of member obligations under the W2W Holdings LLC Agreement, the Company does not have other existing guarantees with or to HoldCo, or any third-party work contracted with it.
As of March 31, 2021 and December 31, 2020, Delek's investment balance in WWP Project Financing Joint Venture totaled $66.4 million and $66.6 million, respectively, and is included as part of total assets in corporate, other and eliminations in our segment disclosure. During the three months ended March 31, 2020, we received distributions of $69.3 million from WWP Project Financing Joint Venture to return excess contributions made. In addition, we recognized a loss on the investment totaling $0.3 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.
Delek Logistics Investments
In May 2019, Delek Logistics, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed under the Delek Logistics Credit Facility (as defined in Note 8), to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River (the "Red River Pipeline Joint Venture"). Red River owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. In August 2020, Red River completed a planned expansion project to increase the pipeline capacity which commenced operations on October 1, 2020. Delek Logistics contributed an additional $3.5 million related to such

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
expansion project in May 2019 and during 2020 made additional capital contributions of $12.2 million based on capital calls received. During the three months ended March 31, 2021, we made additional capital contributions totaling $1.4 million based on capital calls received. As of March 31, 2021 and December 31, 2020, Delek's investment balance in Red River totaled $140.1 million and $141.8 million, respectively. We recognized income on the investment totaling $2.7 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively. This investment is accounted for using the equity method and is included as part of total assets in our logistics segment.
In addition to Red River, Delek Logistics has two joint ventures that own and operate logistics assets, and which serve third parties and subsidiaries of Delek. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems (the "Caddo Pipeline") and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system (the "Rio Pipeline"). As of March 31, 2021 and December 31, 2020, Delek Logistics' investment balances in these joint ventures totaled $111.8 million and $111.9 million, respectively, and were accounted for using the equity method. We recognized income on these investments totaling $1.8 million and $3.8 million for the three months ended March 31, 2021 and 2020, respectively.
Other Investments
We have a 50% interest in a joint venture that owns an asphalt terminal located in Brownwood, Texas. As of March 31, 2021 and December 31, 2020, Delek's investment balance in this joint venture was $38.2 million and $39.3 million, respectively. We recognized income on this investment totaling $0.9 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. This investment is accounted for using the equity method and is included as part of total assets in corporate, other and eliminations in our segment disclosure.
Delek Renewables, LLC, a wholly-owned subsidiary of Delek, has a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in North Little Rock, Arkansas. As of March 31, 2021 and December 31, 2020, Delek Renewables, LLC's investment balance in this joint venture was $4.2 million and $4.0 million, respectively, and was accounted for using the equity method. We recognized income on this investment totaling $0.2 million for both the three months ended March 31, 2021 and 2020. The investment in this joint venture is reflected in the refining segment.

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
Carrying value of inventories consisted of the following (in millions):

	March 31, 2021	December 31, 2020
Refinery raw materials and supplies	$528.0	$270.7
Refinery work in process	109.4	92.1
Refinery finished goods	363.1	327.1
Retail fuel	6.7	6.2
Retail merchandise	25.5	28.5
Logistics refined products	1.9	3.1
Total inventories	$1,034.6	$727.7

At March 31, 2021, we recorded a pre-tax inventory valuation reserve of $10.7 million, $8.9 million of which related to LIFO inventory, due to a market price decline below our cost of certain inventory products. At December 31, 2020, we recorded a pre-tax inventory valuation reserve of $31.1 million, $30.3 million of which related to LIFO inventory, which reversed in the first quarter of 2021 due to the sale of inventory quantities that gave rise to the December 31, 2020 reserve. We recognized a net reduction (increase) in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of $20.4 million and $(280.8) million for the three months ended March 31, 2021 and 2020, respectively.

17 |

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
Barrels subject to the Supply and Offtake Agreements are as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs
Baseline Volumes pursuant to the respective Supply and Offtake Agreements	2.0	0.8	1.3
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of March 31, 2021 (1)	3.4	1.3	1.4
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of December 31, 2020 (1)	4.0	1.3	1.2
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
Pursuant to the Periodic Price Adjustments provision in the Supply and Offtake Agreements, the Company may be required to pay down all or a portion of the fixed component of the Baseline Step-Out Liabilities or may receive additional proceeds depending on the change in fair value of the inventory collateral subject to a threshold at certain specified periodic pricing dates (the "Periodic Pricing Dates"), which occur on October 1st and May 1st, annually, not to extend beyond expiration of the Supply and Offtake Agreements. Additionally, at the Periodic Pricing Dates, if a Periodic Price Adjustment is triggered, the prospective pricing underlying the fixed component of the Baseline Step-Out Liabilities will be adjusted to reflect either the pay-down or the incremental proceeds, accordingly. On October 1, 2020, the provision was triggered and a paydown amounting to $20.8 million was made to J. Aron on October 30, 2020. The prospective pricing underlying the fixed component of the Baseline Step-Out liabilities was adjusted accordingly to reflect this payment, resulting in a reduction to the fixed differential component of our long-term Supply and Offtake Obligation totaling $20.8 million and a prospective contractual reset of the fixed differentials subject to future Periodic Price Adjustments. Contemporaneous with the payment, J. Aron separately refunded to us the $10.0 million of deferred additional monthly fees. As of both March 31, 2021 and December 31, 2020, the fixed component of the Baseline Step-Out Liabilities subject to the Periodic Price Adjustments amounted to approximately $33.1 million. All or some portion of that amount may

18 |

become due or payable in periods occurring within twelve months, if Periodic Price Adjustments are triggered on the Periodic Pricing Dates.
Monthly activity resulting in over and short volumes continue to be valued using market-indexed pricing, and are included in current liabilities (or receivables) on our condensed consolidated balance sheet. Net balances payable (receivable) under the Supply and Offtake Agreements were as follows as of the balance sheet dates:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Balances as of March 31, 2021:
Baseline Step-Out Liability	$136.8	$60.1	$90.2	$287.1
Revolving over/short inventory financing liability	85.0	31.7	6.9	123.6
Total Obligations Under Supply and Offtake Agreements	221.8	91.8	97.1	410.7
Less: Current portion	85.0	31.7	6.9	123.6
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$136.8	$60.1	$90.2	$287.1
Other current payable (receivable) for monthly activity true-up	$1.4	$4.7	$(7.0)	$(0.9)

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Balances as of December 31, 2020:
Baseline Step-Out Liability	$106.3	$47.9	$70.7	$224.9
Revolving over/short inventory financing liability (receivable)	102.0	25.3	(4.5)	122.8
Total Obligations Under Supply and Offtake Agreements	208.3	73.2	66.2	347.7
Less: Current portion (1)	102.0	25.3	(4.5)	122.8
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$106.3	$47.9	$70.7	$224.9
Other current payable for monthly activity true-up	$6.6	$7.0	$—	$13.6
(1) Current portion for Krotz Springs includes $1.9 million of current portion of obligations under Supply and Offtake Agreements and $6.4 million of current assets presented in our condensed consolidated balance sheet.

The Supply and Offtake Agreements require payments of fixed annual fees which are factored into the interest rate yield under the fair value accounting model. Recurring cash fees paid during the periods presented were as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Recurring cash fees paid during the three months ended March 31, 2021	$2.4	$0.7	$1.1	$4.2
Recurring cash fees paid during the three months ended March 31, 2020	$3.2	$1.0	$1.0	$5.2

Interest expense recognized under the Supply and Offtake Agreements includes the yield attributable to recurring cash fees, one-time cash fees (e.g., in connection with amendments), as well as other changes in fair value, which may increase or decrease interest expense. Total interest expense incurred during the periods presented was as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Interest expense for the three months ended March 31, 2021	$2.4	$0.7	$1.1	$4.2
Interest expense for the three months ended March 31, 2020	$3.6	$4.1	$1.4	$9.1
There were losses totaling $3.9 million for the three months ended March 31, 2020, reflected in interest expense related to the changes in fair value in the Baseline Step-Out Liabilities component of Obligations Under Supply and Offtake Agreements. There were no such losses for the three months ended March 31, 2021.

19 |

We maintained letters of credit under the Supply and Offtake Agreements as follows:

(in millions)	El Dorado	Big Spring and Krotz Springs
Letters of credit outstanding as of March 31, 2021	$145.0	$10.0
Letters of credit outstanding as of December 31, 2020	$195.0	$10.0

Note 8 - Long-Term Obligations and Notes Payable
Outstanding borrowings, net of unamortized debt discounts and certain deferred financing costs, under Delek’s existing debt instruments are as follows (in millions):

	March 31, 2021	December 31, 2020
Revolving Credit Facility	$50.0	$—
Term Loan Credit Facility (1)	1,245.2	1,246.8
Hapoalim Term Loan (2)	39.2	39.3
Delek Logistics Credit Facility	737.5	746.6
Delek Logistics Notes (3)	245.9	245.7
Reliant Bank Revolver	50.0	50.0
Promissory Notes	—	20.0
	2,367.8	2,348.4
Less: Current portion of long-term debt and notes payable	13.4	33.4
	$2,354.4	$2,315.0
(1)Net of deferred financing costs of $2.7 million and $2.9 million and debt discount of $21.9 million and $23.3 million at March 31, 2021 and December 31, 2020, respectively.
(2)Net of deferred financing costs of $0.2 million and $0.2 million and debt discount of $0.1 million and $0.1 million at March 31, 2021 and December 31, 2020, respectively.
(3)Net of deferred financing costs of $3.1 million and $3.3 million and debt discount of $1.0 million and $1.0 million at March 31, 2021 and December 31, 2020, respectively.

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
The Term Loan Credit Facility was drawn in full for $700.0 million on the Closing Date at an original issue discount of 0.50%. Proceeds under the Term Loan Credit Facility, as well as proceeds of approximately $300.0 million in borrowings under the Revolving Credit Facility on the Closing Date, were used to repay certain indebtedness of Delek and its subsidiaries (the “Refinancing”), as well as certain fees, costs and expenses in connection with the closing of the New Credit Facilities, with any remaining proceeds held in cash. Proceeds of future borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes of Delek and its subsidiaries.

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
On May 22, 2019 (the "First Incremental Effective Date"), we amended the Term Loan Credit Facility agreement pursuant to the terms of the First Incremental Amendment to Term Loan Credit Agreement (the "Incremental Amendment"). Pursuant to the Incremental Amendment, the Company borrowed $250.0 million in aggregate principal amount of incremental term loans (the “Incremental Term Loans”) at an original issue discount of 0.75%. On November 12, 2019 (the "Second Incremental Effective Date"), we amended the Term Loan Credit facility agreement pursuant to the terms of the Second Incremental Amendment to the Term Loan Credit Agreement (the "Second Incremental Amendment") and borrowed $150.0 million in aggregate principal amount of incremental term loans (the "Incremental Loans") at an original issue discount of 1.21%. The terms of the Incremental Term Loans and Incremental Loans are substantially identical to the terms applicable to the initial term loans under the Term Loan Credit Facility borrowed in March 2018. There are no restrictions on the Company's use of the proceeds of the Incremental Term Loans and Incremental Loans. The proceeds may be used for (i) reducing utilizations under the Revolving Credit Facility, (ii) general corporate purposes and (iii) paying transaction fees and expenses associated with the incremental amendments.
On May 19, 2020, we amended the Term Loan Credit Facility agreement and borrowed $200.0 million in aggregate principal amount of incremental term loans (the “Third Incremental Term Loan”) at an original issue discount of 7.00%. The Third Incremental Term Loan constitutes a separate class of term loans (the "Class B Loans") under the Term Loan Credit Facility from those initially borrowed in March 2018 and the incremental term loans borrowed in May 2019 and November 2019 (collectively, the "Class A Loans"). Delek will be required to pay a make-whole prepayment fee if the Third Incremental Term Loan is prepaid pursuant to an optional prepayment, in connection with a non-permitted debt issuance or in connection with an acceleration within one year of the incurrence of the Third Incremental Term Loan. Delek may voluntarily prepay the outstanding Third Incremental Term Loan at any time subject to customary breakage costs with respect to LIBOR loans and subject to a prepayment premium of 1.00% in connection with certain customary repricing events that may occur during the period from the day after the first anniversary of the Third Incremental Term Loan through the second anniversary of the Third Incremental Term Loan. The other terms of the Third Incremental Term Loan are substantially identical to the terms applicable to the Class A Loans. The proceeds of the Third Incremental Term Loan may be used (i) for general corporate purposes and (ii) to pay transaction fees and expenses associated with the Third Incremental Term Loan.
Interest and Unused Line Fees
The interest rates applicable to borrowings under the Term Loan Credit Facility and the Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to either, at Delek’s option, (i) a base rate, plus an applicable margin, or (ii) a reserve-adjusted LIBOR, plus an applicable margin (or, in the case of Revolving Credit Facility borrowings denominated in Canadian dollars, the Canadian dollar bankers' acceptances rate ("CDOR")). On October 26, 2018, Delek entered into an amendment to the Term Loan Credit Facility (the “First Amendment”) to reduce the margin on certain borrowings under the Term Loan Credit Facility and incorporate certain other changes. The First Amendment decreased the applicable margins for Class A Loans under (i) Base Rate Loans by 0.25% to 1.25% and (ii) LIBOR Rate Loans by 0.25% to 2.25%, as such terms are defined in the Term Loan Credit Facility. Class B Loans incurred under the Third Incremental Term Loan bear interest at a rate that is determined, at the Company’s election, at LIBOR or at base rate, in each case, plus an applicable margin of 5.50% with respect to LIBOR borrowings and 4.50% with respect to base rate borrowings. Additionally, Class B loans that are LIBOR borrowings are subject to a minimum LIBOR rate floor of 1.00%.
The applicable margin for Revolving Credit Facility borrowings is based on Delek’s excess availability as determined by reference to a borrowing base, ranging from 0.25% to 0.75% per annum with respect to base rate borrowings and from 1.25% to 1.75% per annum with respect to LIBOR and CDOR borrowings.
In addition, the Revolving Credit Facility requires Delek to pay an unused line fee on the average amount of unused commitments thereunder in each quarter, which the fee is at a rate of 0.25% or 0.375% per annum, depending on average commitment usage for such quarter. As of March 31, 2021, the unused line fee was 0.375% per annum.
Maturity and Repayments
The Revolving Credit Facility will mature and the commitments thereunder will terminate on March 30, 2023. The Term Loan Credit Facility matures on March 30, 2025 and requires scheduled quarterly principal payments on the last business day of the applicable quarter. Pursuant to the Second Incremental Amendment, the quarterly payments increased to $2.75 million commencing with December 31, 2019 on the Class A Loans. Additionally, the Term Loan Credit Facility requires prepayments by Delek with the net cash proceeds from certain debt incurrences, asset dispositions and insurance or condemnation events with respect to Delek’s assets, subject to certain exceptions, thresholds and reinvestment rights. The Term Loan Credit Facility also requires annual prepayments with a variable percentage of Delek’s excess cash flow, ranging from 50.0% to 0% depending on Delek’s consolidated fiscal year end secured net leverage ratio. The Third Incremental Term Loan requires quarterly payments on the Class B Loans of $0.5 million commencing June 30, 2020.

21 |

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
The Revolving Credit Facility is secured by a first priority lien over substantially all of Delek’s and each guarantor's receivables, inventory, renewable identification numbers ("RINs"), instruments, intercompany loan receivables, deposit and securities accounts and related books and records and certain other personal property, subject to certain customary exceptions (the "Revolving Priority Collateral"), and a second priority lien over substantially all of Delek's and each guarantor's other assets, including all of the equity interests of any subsidiary held by Delek or any guarantor (other than equity interests in certain MLP Subsidiaries) subject to certain customary exceptions, but excluding real property (such real property and equity interests, the "Term Priority Collateral").
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
Additional Information
At March 31, 2021, the weighted average borrowing rate under the Revolving Credit Facility was 3.50% and was comprised entirely of a base rate borrowing, and the principal amount outstanding thereunder was $50.0 million. Additionally, there were letters of credit issued of approximately $314.6 million as of March 31, 2021 under the Revolving Credit Facility. Unused credit commitments under the Revolving Credit Facility, as of March 31, 2021, were approximately $635.4 million.
At March 31, 2021, the weighted average borrowing rate under the Term Loan Credit Facility was approximately 3.00% comprised entirely of LIBOR borrowings, and the principal amount outstanding thereunder was $1,269.8 million. As of March 31, 2021, the effective interest rate related to the Term Loan Credit Facility was 3.61%.
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
At March 31, 2021, the weighted average borrowing rate under the term loan was approximately 3.11% comprised entirely of a LIBOR borrowing and the principal amount outstanding thereunder was $39.5 million. As of March 31, 2021, the effective interest rate related to the BHI Term Loan was 3.54%.
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
The Delek Logistics Credit Facility has a maturity date of September 28, 2023. Borrowings under the Delek Logistics Credit Facility bear interest at either a U.S. dollar prime rate, Canadian dollar prime rate, LIBOR, or a CDOR rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin in each case and the fee payable for the unused revolving commitments vary based upon Delek Logistics' most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the Delek Logistics Credit Facility. At March 31, 2021, the weighted average borrowing rate was approximately 2.45%. Additionally, the Delek Logistics Credit Facility requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2021, this fee was 0.35% on an annualized basis.

22 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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

As of March 31, 2021, Delek Logistics had $737.5 million of outstanding borrowings under the Delek Logistics Credit Facility, with no letters of credit in place. Unused credit commitments under the Delek Logistics Credit Facility, as of March 31, 2021, were $112.5 million.
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
All or part of the Delek Logistics Notes are currently redeemable, subject to certain conditions and limitations, at a redemption price of 105.063% of the redeemed principal, plus accrued and unpaid interest, if any. Beginning on May 15, 2021, the Issuers may, subject to certain conditions and limitations, redeem all or part of the Delek Logistics Notes, at a redemption price of 103.375% of the redeemed principal for the twelve-month period beginning on May 15, 2021, 101.688% for the twelve-month period beginning on May 15, 2022, and 100.00% beginning on May 15, 2023 and thereafter, plus accrued and unpaid interest, if any.
In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the Delek Logistics Notes from holders at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.
As of March 31, 2021, we had $250.0 million in outstanding principal amount under the Delek Logistics Notes, and the effective interest rate was 7.25%.
Reliant Bank Revolver
Delek has an unsecured revolving credit agreement with Reliant Bank (the "Reliant Bank Revolver"). On December 16, 2019, we amended the Reliant Bank Revolver to extend the maturity date to June 30, 2022, reduce the fixed interest rate to 4.50% per annum and increase the revolver commitment amount to $50.0 million. There were no other significant changes to the agreement in connection with this amendment. On December 9, 2020, we amended the Reliant Bank Revolver to modify one of the required quarterly financial covenant metrics; there were no other changes as a result of this amendment. The revolving credit agreement requires us to pay a quarterly fee of 0.50% on an annualized basis on the average unused revolving commitment. As of March 31, 2021, we had $50.0 million outstanding and had no unused credit commitments under the Reliant Bank Revolver.
Promissory Notes
Delek had four notes payable (the "Promissory Notes") with various assignees of Alon Israel Oil Company, Ltd., the holder of a predecessor consolidated promissory note, which bore interest at a fixed rate of 5.50% per annum and which, collectively, required annual principal amortization payments of $25.0 million to be made each January with a final payment of $20.0 million which was paid at maturity on January 4, 2021.
Restrictive Covenants
Under the terms of our Revolving Credit Facility, Term Loan Credit Facility, Delek Logistics Credit Facility, Delek Logistics Notes, Reliant Bank Revolver and BHI Agreement, we are required to comply with certain usual and customary financial and non-financial covenants. The terms and conditions of the Revolving Credit Facility include periodic compliance with a springing minimum fixed charge coverage ratio financial covenant if excess availability under the revolver borrowing base is below certain thresholds, as defined in the credit agreement. The Term Loan Credit Facility does not have any financial maintenance covenants. We believe we were in compliance with all covenant requirements under each of our credit facilities as of March 31, 2021.
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

23 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Note 9 - Derivative Instruments
We use the majority of our derivatives to reduce normal operating and market risks with the primary objective of reducing the impact of market price volatility on our results of operations. As such, our use of derivative contracts is aimed at:
•limiting our exposure to commodity price fluctuations on inventory above or below target levels (where appropriate) within each of our segments;
•managing our exposure to commodity price risk associated with the purchase or sale of crude oil, feedstocks/intermediates and finished grade fuel within each of our segments;
•managing our exposure to market crack spread fluctuations;
•managing the cost of our credits required by the U.S. Environmental Protection Agency ("EPA") to blend biofuels into fuel products ("RINs Obligation") using future commitments to purchase or sell RINs at fixed prices and quantities; and
•limiting the exposure to interest rate fluctuations on our floating rate borrowings.
We primarily utilize commodity swaps, futures, forward contracts and options contracts, generally with maturity dates of three years or less, and from time to time interest rate swaps or caps to achieve these objectives. Futures contracts are standardized agreements, traded on a futures exchange, to buy or sell a commodity at a predetermined price and location at a specified future date. Options provide the right, but not the obligation to buy or sell the commodity at a specified price in the future. Commodity swaps and futures contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date, and options require payment/receipt of an upfront premium. Because these derivatives are entered into to achieve objectives specifically related to our inventory and production risks, such gains and losses (to the extent not designated as accounting hedges and recognized on an unrealized basis in other comprehensive income) are recognized in cost of materials and other.
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales pursuant to ASC 815. If we elect the normal purchases and normal sales exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. As of March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021 and March 31, 2020, our commodity fixed-price forward contracts that were accounted for as derivative instruments primarily consisted of contracts related to our Canadian crude trading operations. Since Canadian crude trading activity is not related to managing supply or pricing risk of the actual inventory that will be used in production, such unrealized and realized gains and losses are recognized in other operating income, net rather than cost of materials and other on the accompanying condensed consolidated statements of income.
Futures, swaps or other commodity related derivative instruments that are utilized to specifically provide economic hedges on our Canadian forward contract or investment positions are recognized in other operating income, net because that is where the related underlying transactions are reflected.
From time to time, we also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RINs commitment contracts meet the definition of derivative instruments under ASC 815, and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RINs commitment contracts are recorded in cost of materials and other on the condensed consolidated statements of income.
As of March 31, 2021, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
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
The following table presents the fair value of our derivative instruments as of March 31, 2021 and December 31, 2020. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 10 for further information regarding the fair value of derivative instruments (in millions).

24 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

		March 31, 2021		December 31, 2020
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives(1)	Other current assets	$509.2	$(479.3)	$48.9	$(24.8)
Commodity derivatives(1)	Other current liabilities	959.9	(970.5)	930.7	(943.8)
Commodity derivatives(1)	Other long-term assets	2.3	(2.2)	2.4	(2.3)
Commodity derivatives(1)	Other long-term liabilities	654.4	(654.6)	415.2	(415.8)
RIN commitment contracts(2)	Other current assets	122.5	—	33.6	—
RIN commitment contracts(2)	Other current liabilities	—	(11.6)	—	(22.5)

Derivatives designated as hedging instruments:
Commodity derivatives (1)	Other current assets	—	—	0.5	(0.3)
Total gross fair value of derivatives		$2,248.3	$(2,118.2)	$1,431.3	$(1,409.5)
Less: Counterparty netting and cash collateral(3)		2,097.7	(2,095.9)	1,358.3	(1,373.1)
Total net fair value of derivatives		$150.6	$(22.3)	$73.0	$(36.4)
(1)As of March 31, 2021 and December 31, 2020, we had open derivative positions representing 160,365,527 and 159,682,606 barrels, respectively, of crude oil and refined petroleum products. There were no open positions designated as cash flow hedging instruments as of March 31, 2021 and December 31, 2020. Additionally, as of December 31, 2020, we had open derivative positions representing and 22,130,000 MMBTU of natural gas products. There were no open natural gas positions as of March 31, 2021.
(2)As of March 31, 2021 and December 31, 2020, we had open RINs commitment contracts representing 281,608,496 and 282,150,000 RINs, respectively.
(3)As of March 31, 2021 and December 31, 2020, $(1.8) million and $14.8 million, respectively, of cash (obligation) collateral held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our hedging derivatives and RINs commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Gains on derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$57.2	$77.2
Losses on commodity derivatives not designated as hedging instruments recognized in other operating income, net (1) (2)	(1.1)	—
Realized gains reclassified out of accumulated other comprehensive income and into cost of materials and other on commodity derivatives designated as cash flow hedging instruments	0.2	0.7
Total gains	$56.3	$77.9
(1)     Gains on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains of $11.2 million and $52.0 million for the three months ended March 31, 2021 and 2020, respectively.
(2)    See separate table below for disclosures about "trading derivatives."

The effect of cash flow hedge accounting on the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Gain (loss) on cash flow hedging relationships recognized in cost of materials and other:
Commodity contracts:
Hedged items	$(0.2)	$(0.7)
Derivative designated as hedging instruments	0.2	0.7
Total	$—	$—

25 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three months ended March 31, 2021 or 2020. Gains, net of tax, on settled commodity contracts of $0.2 million and $0.6 million during the three months ended March 31, 2021 and 2020, respectively, were reclassified into cost of materials and other in the condensed consolidated statements of income. As of March 31, 2021, we estimate that no amount of deferred gains related to commodity cash flow hedges will be reclassified into cost of materials and other over the next 12 months as a result of hedged transactions that are forecasted to occur.
Total losses on our trading physical forward contract derivatives (none of which were designated as hedging instruments) recorded in other operating income, net on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Realized losses	$(0.4)	$(1.7)
Unrealized losses	(0.4)	(1.0)
Total	$(0.8)	$(2.7)

Note 10 - Fair Value Measurements
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
Our RINs commitment contracts are future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our Consolidated Net RINs Obligation (as defined in the Annual Report on Form 10-K). These RINs commitment contracts (which are forward contracts accounted for as derivatives – see Note 9) are categorized as Level 2, and are measured at fair value based on quoted prices from an independent pricing service.
Our environmental credits obligation surplus or deficit includes the Consolidated Net RINs Obligation surplus or deficit, as well as other environmental credit obligation surplus or deficit positions subject to fair value accounting pursuant to our accounting policy (see Note 14). The environmental credits obligation surplus or deficit is categorized as Level 2 if measured at fair value either directly through observable inputs or indirectly through market-corroborated inputs.
As of and for the three months ended March 31, 2021 and 2020, we elected to account for our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. With respect to the amended and restated Supply and Offtake Agreements, such amendments being effective April 2020 for all the agreements, we apply fair value measurement as follows: (1) we determine fair value for our amended variable step-out liability based on changes in fair value related to market volatility based on a floating commodity-index price, and for our amended fixed step-out liability based on changes to interest rates and the timing and amount of expected future cash settlements where such obligation is categorized as Level 2. Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other, and changes in fair value due to interest rate risk are recorded as a component of interest expense in the condensed consolidated statements of income; and (2) we determine fair value of the commodity-indexed revolving over/short inventory financing liability based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2 and is presented in the current portion of the Obligation under Supply and Offtake Agreements on our condensed consolidated balance sheets. Gains (losses) related to the change in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income.

26 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
For all other financial instruments, the fair value approximates the historical or amortized cost basis comprising our carrying value and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$2,125.8	$—	$2,125.8
RINs commitment contracts	—	122.5	—	122.5
Total assets	—	2,248.3	—	2,248.3
Liabilities
Commodity derivatives	—	(2,106.6)	—	(2,106.6)
RINs commitment contracts	—	(11.6)	—	(11.6)
Environmental credits obligation deficit	—	(220.8)	—	(220.8)
J. Aron supply and offtake obligations	—	(410.7)	—	(410.7)
Total liabilities	—	(2,749.7)	—	(2,749.7)
Net assets (liabilities)	$—	$(501.4)	$—	$(501.4)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$1,397.7	$—	$1,397.7
RINs commitment contracts	—	33.6	—	33.6
Total assets	—	1,431.3	—	1,431.3
Liabilities
Commodity derivatives	—	(1,387.0)	—	(1,387.0)
RINs commitment contracts	—	(22.5)	—	(22.5)
Environmental credits obligation deficit	—	(59.6)	—	(59.6)
J. Aron supply and offtake obligations	—	(354.1)	—	(354.1)
Total liabilities	—	(1,823.2)	—	(1,823.2)
Net assets (liabilities)	$—	$(391.9)	$—	$(391.9)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of March 31, 2021 and December 31, 2020, $(1.8) million and $14.8 million, respectively, of cash (obligation) collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 9 for further information regarding derivative instruments.

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
On April 8, 2021, an action titled CVR Energy Inc. v. Delek US Holdings, Inc., Case No. 2021-0297-JTL, was filed in the Court of Chancery of the State of Delaware. The complaint asserts claims arising out of the Company's response to the plaintiff's demand to inspect certain books and records of the Company purportedly pursuant to Section 220 of the Delaware General Corporation Law. The complaint seeks

27 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
an order from the court compelling the Company to provide certain books and records to the plaintiff for purposes of inspection and copying.
One of our Alon subsidiaries was the defendant in a legal action related to an easement dispute arising from a purchase of property that occurred in October 2013. In June 2019, the court found in favor of the plaintiffs and assessed damages against such subsidiary, which were reduced in the fourth quarter of 2019 to $6.4 million. Such amount is included as of March 31, 2021 and December 31, 2020 in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet.
Self-insurance
With respect to workers’ compensation claims, we are subject to claims losses up to a $4.0 million deductible on a per accident basis, general liability claims up to $4.0 million on a per occurrence basis and medical claims for eligible full-time employees up to $0.3 million per covered individual per calendar year. We are also subject to auto liability claims losses up to a $4.0 million deductible on a per accident basis.
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
As of March 31, 2021, we have recorded an environmental liability of approximately $112.1 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $5.1 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
We are also subject to various regulatory requirements related to carbon emissions and the compliance requirements to remit environmental credit obligations due to the EPA or other regulatory agencies, the most significant of which relates to the RINs Obligation subject to the EPA’s RFS-2 regulations. The RFS-2 regulations are highly complex and evolving, requiring us to periodically update our compliance systems. As part of our on-going monitoring and compliance efforts, on an annual basis we engage a third party to perform procedures to review our RINs inventory, processes and compliance. The results of such procedures could include procedural findings but may also include findings regarding the usage of RINs to meet past obligations, the treatment of exported RINs, and the propriety of RINs on-hand. Based on management’s current review, we have determined that there will likely be adjustments in future periods to current RINs inventory which (to the extent they are valued) offset our RINs Obligation. Such adjustments may also require communication with the EPA if they involve reportable non-compliance which could lead to the assessment of penalties. The total amount of exposure is not yet determinable, but based on management’s analysis of potential exposure, it is not expected to be material in relation to our total RINs Obligation.
El Dorado Refinery Fire
On February 27, 2021, our El Dorado refinery experienced a fire in its Penex unit. Six employees were injured in the fire, which is currently being investigated by the Occupational Safety and Health Administration. The facility was in the process of undergoing turnaround activity, so there were no operational disruptions as a result of the fire. During the three months ended March 31, 2021, we incurred workers'

28 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
compensation losses of $3.8 million associated with the fire, which is included in operating expenses in the accompanying condensed consolidated statements of income. Additionally, we recognized accelerated depreciation of $1.0 million in the three months ended March 31, 2021 due to property damaged in the fire. Work to determine the full extent of losses and potential insurance claims continues and will continue until all the affected equipment and processes are brought back online and final testing can be completed. The extent of any incremental losses is not yet determinable and may be subject to insurance recoveries.
Delek maintains property damage insurance policies which have an associated deductible of $5.0 million for the El Dorado refinery. Covered losses in excess of the $5.0 million deductible will be recoverable under the property insurance policies.
Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets. There were no material releases that occurred during the three months ended March 31, 2021. For releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. For the release sites that have not yet received regulatory closure, we expect to receive regulatory closure in 2021 and do not anticipate material costs associated with any fines or penalties or to complete activities that may be needed to achieve regulatory closure.
Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our condensed consolidated statements of income.
Letters of Credit
As of March 31, 2021, we had in place letters of credit totaling approximately $314.6 million with various financial institutions securing obligations primarily with respect to our commodity transactions for the refining segment and certain of our insurance programs. There were no amounts drawn by beneficiaries of these letters of credit at March 31, 2021.

Note 12 - Income Taxes
Under ASC 740 we used an estimated annual tax rate to record income taxes for the three months ended March 31, 2021 and March 31, 2020. Our effective tax rate was 12.0% and 21.3% for the three months ended March 31, 2021 and 2020, respectively. The difference between the effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to the first quarter 2020 reversal of a valuation allowance for deferred tax assets in partnership investments due to changes in the future realizability of deferred tax basis differences, change in state income tax footprint for separate state jurisdictions and changes in certain state income tax apportionment rates.

Note 13 - Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 5). Transactions with our related parties were as follows for the periods presented:

	Three Months Ended March 31,
(in millions)	2021	2020
Revenues (1)	$10.4	$7.7
Cost of materials and other (2)	$15.1	$9.1
(1)Consists primarily of asphalt sales which are recorded in corporate, other and eliminations segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

29 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 14 - Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	March 31, 2021	December 31, 2020
Income and other tax receivables	$158.7	$142.0
Short-term derivative assets (see Note 9)	150.6	72.9
Prepaid expenses	29.4	21.8
Other	19.5	19.7
Total	$358.2	$256.4

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	March 31, 2021	December 31, 2020
Product financing agreements	$277.8	$198.0
Consolidated Net RINs Obligation deficit (see Note 10)	220.8	59.6
Crude purchase liabilities	205.6	62.1
Income and other taxes payable	101.7	109.5
Deferred revenue	48.1	16.5
Employee costs	34.6	30.2
Short-term derivative liabilities (see Note 9)	22.2	35.8
Other	51.0	34.7
Total	$961.8	$546.4

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
Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $4.5 million and $5.8 million for the three months ended March 31, 2021 and 2020, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of March 31, 2021, there was $37.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.6 years.
We issued net shares of common stock of 93,856 and 102,895 as a result of exercised or vested equity-based awards during the three months ended March 31, 2021 and 2020, respectively. These amounts are net of 58,851 and 61,505 shares withheld to satisfy employee tax obligations related to the exercises and vesting during the three months ended March 31, 2021 and 2020, respectively.
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
Dividends Suspension
We have elected to suspend dividends beginning in the fourth quarter of 2020 in order to conserve capital.

30 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock Repurchase Program
On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases are made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. During the three months ended March 31, 2020, 58,713 shares of our common stock were repurchased for a total of $1.9 million. No repurchases of our common stock were made in the three months ended March 31, 2021. As of March 31, 2021, there was $229.7 million of authorization remaining under Delek's aggregate stock repurchase program. In the second quarter of 2020, we elected to suspend the share repurchase program.
Stockholder Rights Plan
On March 20, 2020, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Delek’s common stock and adopted a stockholder rights plan (the “Rights Agreement”). The dividend was distributed in a non-cash transaction on March 30, 2020 to the stockholders of record on that date. The Rights traded with Delek’s common stock.
The Rights expired in accordance with the terms of the Rights Agreement on March 19, 2021.

Note 17 - Leases
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
As of March 31, 2021, $26.0 million of our net property, plant, and equipment balance is subject to an operating lease. This agreement does not include options for the lessee to purchase our leasing equipment, nor does it include any material residual value guarantees or material restrictive covenants. The agreement includes a one-year renewal option and certain variable payment based on usage.
The following table presents additional information related to our operating leases in accordance ASC 842, Leases ("ASC 842"):

	Three Months Ended March 31,
(in millions)	2021	2020
Lease Cost
Operating lease costs (1)	$17.7	$15.7
Short-term lease costs (2)	9.5	7.6
Sublease income	(1.9)	(1.9)
Net lease costs	$25.3	$21.4
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$(18.3)	$(15.7)
Leased assets obtained in exchange for new operating lease liabilities	$7.4	$6.8
Leased assets obtained in exchange for new financing lease liabilities	$12.2	$—
	March 31, 2021
Weighted-average remaining lease term (years) operating leases	5.1
Weighted-average remaining lease term (years) financing leases	7.7
Weighted-average discount rate operating leases (3)	6.4%
Weighted-average discount rate financing leases (3)	3.3%
(1) Includes an immaterial amount of financing lease cost.
(2) Includes an immaterial amount of variable lease cost.
(3) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

31 |

Management's Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 1, 2021 (the "Annual Report on Form 10-K"). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain.
Delek US Holdings, Inc. is a registrant pursuant to the Securities Act of 1933, as amended ("Securities Act") and is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "DK". Unless otherwise noted or the context requires otherwise, the terms "we," "our," "us," "Delek" and the "Company" are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries for all periods presented. You should read the following discussion of our financial condition and results of operations in conjunction with our historical condensed consolidated financial statements and notes thereto.
The Company announces material information to the public about the Company, its products and services and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, the Company’s website (www.delekus.com), the investor relations section of its website (ir.delekus.com), the news section of its website (www.delekus.com/news), and/or social media, including its Twitter account (@DelekUSHoldings). The Company encourages investors and others to review the information it makes public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the outbreak of COVID-19 and its development into a pandemic in March 2020 (the "COVID-19 Pandemic" or the "Pandemic") and the actions of members of the Organization of Petroleum Exporting Countries ("OPEC") and other leading oil producing countries (together with OPEC, “OPEC+”), with respect to oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning our planned capital expenditures by segment for 2021, possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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

32 |

Management's Discussion and Analysis

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
•operating hazards, natural disasters, weather related disruptions, casualty losses and other matters beyond our control;
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
The Impact of the COVID-19 Pandemic
The outbreak of COVID-19 Pandemic has resulted in significant economic disruption globally, including in the United States and specific geographic areas where we operate. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through both voluntary and mandated social distancing, curfews, shutdowns and expanded safety measures have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity which has had a significant impact on the nature and extent of travel. The COVID-19 Pandemic has had a devastating impact on the airline industry, dramatically reducing the number of domestic flights and, due to foreign travel bans and immigration restrictions abroad as well as traveler concerns over exposure, virtually eliminating international travel originating from the U.S. to many parts of the world. Additionally, the COVID-19 Pandemic has had a significant negative impact on motor vehicle activity. As a result, and certainly during 2020, we experienced a decline in the demand for, and thus also the market prices of, crude oil and certain of our products, particularly our refined petroleum products and most notably gasoline and jet fuel. Uncertainty about the duration of the COVID-19 Pandemic has caused periodic storage constraints in the U.S.

33 |

Management's Discussion and Analysis

resulting from over-supply of produced oil, while some of this oversupply was alleviated during and after Winter Storm Uri, which caused disruption in pipelines and other supply sources in PADD 3 during February and early March. While in the last few months, we have seen successful domestic efforts to distribute the vaccine across the U.S. which has led to some improved stability in the capital markets as well as improved pricing in crude oil, refined products and related forward curves, there continues to be uncertainty, and demand for refined product, and likewise for our logistics assets, has not yet returned to normal levels. Based on these conditions and events, downward pressure on commodity prices, crack spreads and demand remains a significant risk and could continue for the foreseeable future.
We have previously identified the following known uncertainties resulting from the COVID-19 Pandemic. And while the risk surrounding these uncertainties appears to be lessening, they still represent risks that could impact our operations, financial condition and results of operations. They are as follows:
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
•The decline in demand for refined products could significantly impact the demand for throughput at our refineries, unfavorably impacting operating results at our refineries, and could impact the demand for storage, which could impact our logistics segment;
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
•Access to capital markets may be significantly impacted by the volatility and uncertainty in the oil and gas market specifically which could restrict our ability to raise funds; while our current liquidity needs are managed by existing facilities, sources of future liquidity needs may be impacted by the volatility in the debt market and the availability and pricing of such funds as a result of the COVID-19 Pandemic; and
•The U.S. Federal Government has enacted certain stimulus and relief measures and may consider additional relief legislation. Beyond the direct impact of existing legislation on Delek in the current or prior periods (as applicable), the extent to which the provisions of the existing or any future legislation will achieve its intention to stimulate or provide relief to the greater U.S. economy and/or consumer, as well as the impact and success of such efforts, remains unknown.
Other uncertainties related to the impact of the COVID-19 Pandemic as well as global geopolitical factors may exist that have not been identified or that are not specifically listed above, and could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. The U.S. Federal Government's passage and/or enactment of additional stimulus and relief measures, as well as their future actions may impact the extent to which the risk underlying these uncertainties are realized. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under U.S. Generally Accepted Accounting Principles ("GAAP"), we have considered them in the preparation of our unaudited financial statements as of and for the three months ended March 31, 2021, which are included in Item 1, of this Quarterly Report on Form 10-Q.

34 |

Management's Discussion and Analysis

In addition, management has actively responded to the continuing impact of the COVID-19 Pandemic on our business. Additionally, to the extent warranted, we continue to monitor the impact and implement measures to mitigate the risk. Such efforts include (but are not limited to) the following:
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
•Reducing discretionary capital expenditures;
•Suspending the share repurchase program and dividend distributions until our internal parameters are met for resuming such activities;
•Taking advantage of the income and payroll tax relief afforded to us by the CARES Act or other Pandemic relief legislation;
•Implementing regular site cleaning and disinfecting procedures;
•Adopting remote working where possible, and where on-site operations are required, taking appropriate safety precautions;
•Identifying alternative financing solutions as needed to enhance our access to sources of liquidity; and
•Enacting cost reduction measures across the organization, including reducing contract services, reducing overtime and other employee related costs, and reducing or eliminating non-critical travel.
The most significant of these efforts to date as well as specifically identified measures that are anticipated in the near term, in terms of realized or anticipated impact, include the following:
•For the year ended December 31, 2020 pursuant to the provisions of the CARES Act, we recognized $16.8 million of current federal income tax benefit attributable to anticipated tax refunds from net operating loss carryback to prior 35% tax rate years, and deferred $10.9 million of payroll tax payments which will be payable in equal installments in December 2021 and December 2022. Additionally, we recorded an income tax receivable totaling $156.2 million as of December 31, 2020 related to the net operating loss carryback, which we expect to collect $135.6 million in 2021 and the remaining balance in 2022.
•We made significant efforts to reduce our capital spending, particularly on growth and non-critical sustaining maintenance projects. See the "Liquidity and Capital Resources" section of Item 2. MD&A further information.
•In light of the weak macro-economic environment, we elected to pull forward turnaround work into the fourth quarter of 2020 on certain units at our Krotz Springs refinery that was conducted on a straight-time basis. This allowed us to continue running the more profitable units of the refinery and should help improve economics toward a break-even level. We completed this turnaround work late in the first quarter 2021 and have begun moving back to full utilization at the facility.
•Additionally, we developed a cost savings plan for 2021 designed to continue to reduce operating expenses and general and administrative expenses. The majority of the expected operating expenses reduction is attributable to the temporary unit optimization at the Krotz Springs refinery, while other efforts such as targeted budgeting around outside contractor expenses and deferral of certain non-critical, non-capitalizable maintenance activities are also expected to have a favorable impact. Furthermore, both operating and general and administrative expenses will be favorably impacted by a cumulative reduction in workforce. Reductions in workforce are made possible in large part by significant efforts to improve process efficiency and leverage technology where cost-effective.
•Finally, we elected to suspend dividends beginning in the fourth quarter 2020 in order to conserve capital. We expect this will help us maintain our liquidity and manage our cost of capital impacted by the Pandemic, and we believe it will provide us with flexibility to pursue opportunities to provide value to investors with respect to our stock price, which we believe is undervalued.
The combination of these efforts are expected to continue to have a favorable impact on cash flows as well as our operations process effectiveness, which will improve our liquidity positioning and operational flexibility and response in anticipation of the continued economic impacts of the COVID-19 Pandemic. See the "Liquidity and Capital Resources" section of Item 2. MD&A for further information.
The extent to which our future results are affected by the COVID-19 Pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the Pandemic; additional actions by businesses and governments in response to the Pandemic, the speed and effectiveness of responses to combat the virus and any new variants and the challenges with the vaccination rollout. The COVID-19 Pandemic, and the volatile regional and global economic conditions stemming from the Pandemic, could also exacerbate the risk factors identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in this Form 10-Q, as applicable. The COVID-19 Pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.

35 |

Management's Discussion and Analysis

Other Significant Events
During February 2021, the Company experienced a severe weather event ("Winter Storm Uri") which temporarily impacted operations at all of our refineries. Due to the extreme freezing conditions, we experienced reduced throughputs at our Tyler and Big Spring refineries as there was a disruption in the crude supply, as well as damages to various units at our refineries requiring additional operating and capital expenditures. As a result of this event and the related outages at our El Dorado refinery, we accelerated certain of our planned turnaround activities to coincide with repairs of any damaged units, therefore optimizing and limiting our downtime. As a result of the temporary unit optimization at our Krotz Springs refinery, there was limited disruption to its operations. Additionally, the severe weather conditions and the resultant industry downtime caused energy prices to rise in certain regions where we operate, which has resulted in additional operating expenses for the refineries impacted.
On February 27, 2021, our El Dorado refinery experienced a fire in its Penex unit, in which six Delek employees were injured. Our on-site emergency response team, with the assistance of the El Dorado Fire Department, extinguished the fire, and we immediately began to monitor the air quality within the refinery and the community. The incident is currently being investigated by the Occupational Safety and Health Administration. The facility was in the process of undergoing turnaround activity, so there were no operational disruptions as a result of the fire. (See Note 11 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about losses incurred and related insurance coverages).

Refining Overview
The refining segment (or "Refining") processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day as of March 31, 2021. A high-level summary of the refinery activities is presented below:

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

36 |

Management's Discussion and Analysis

Logistics Overview
Our logistics segment (or "Logistics") gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and West Texas for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), where we owned an 80.0% interest in Delek Logistics at March 31, 2021. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's pipelines and transportation business owns or leases capacity on approximately 400 miles of crude oil transportation pipelines, approximately 450 miles of refined product pipelines, and an approximately 900-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 10.2 million barrels of active shell capacity. It also owns and operates nine light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 264 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.

Retail Overview
Our retail segment (or "Retail") at March 31, 2021 includes the operations of 253 owned and leased convenience store sites located primarily in Central and West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline and diesel under the DK or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and DK or Alon brand names pursuant to a license agreement with 7-Eleven, Inc. In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination and subsequent amendment require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the termination. As of March 31, 2021, we have removed the 7-Eleven brand name at 57 of our store locations. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In connection with our Retail strategic initiatives, we closed or sold 46 under-performing or non-strategic store locations since the fourth quarter of 2018.
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

Corporate and Other Overview
Our corporate activities, results of certain immaterial operating segments, our asphalt terminal operations, our recently commenced wholesale crude operations, and intercompany eliminations are reported in corporate, other and eliminations in our segment disclosures. Additionally, our corporate activities include certain of our commodity and other hedging activities.

37 |

Management's Discussion and Analysis

Strategic Overview
The Company's overall strategy has been to take a disciplined approach that looks to balance returning cash to our shareholders and prudently investing in the business to support safe and reliable operations, while exploring opportunities for growth. Our goal has been to balance the different aspects of this program based on evaluations of each opportunity and how it matches our strategic goals for the Company, while factoring in market conditions and expected cash flows.
Having taken into account the significance of the economic impact of the COVID-19 Pandemic and the OPEC Production Disputes in early 2020, our overall strategy remains unchanged and continues to be focused on the following objectives:
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
2021 Developments
Our principle focus during the first quarter of 2021 was to execute on the following initiatives, consistent with those discussed above in the context of the COVID-19 Pandemic measures:
•effectively implementing and executing on our operating cost savings initiatives;
•continuing to be focused on controlling capital expenditures;
•focusing on operating efficiently, including the Krotz Springs refinery optimization;
•continuing to position ourselves to manage our supply chain risk, our customer risk and our liquidity sources;
•continuing to maintain a strong retail business; and
•with our sights also set on recovery from the Pandemic and the future, continuing to explore and investigate growth opportunities for midstream or other lines of business.
While, as previously noted above, COVID-19 conditions seem to be improving, as is the outlook, with the continued successful distribution of effective vaccines, we were faced with some unprecedented challenges which required our focus during the first quarter 2021. These included the effects of Winter Storm Uri as well as the El Dorado fire (described above). We believe that managing the efforts listed above, plus managing through the disruption caused by these two unexpected events, were critical to managing our results in this continued challenging environment. That said, and related to the last bullet above, we did successfully execute on a strategic opportunity in our logistics segment, as described below.
Exclusivity Supply Agreement
In May 2021, Delek Logistics executed a strategic exclusivity supply agreement with Baker Petrolite LLC (an affiliate of Baker Hughes Company) ("Baker"), for the supply of chemicals to meet IMO regulations through blending competencies utilizing proprietary intellectual property.The agreement has a 5-year initial term and a 5-year extension option. Terms of the agreement are intended to incentivize a cooperative arrangement relating to strategic blending activities to be operated by Delek Logistics, and provides an exciting growth opportunity in our logistics segment.

38 |

Management's Discussion and Analysis

Market Trends
Our results of operations are significantly affected by fluctuations in the prices of certain commodities, including, but not limited to, crude oil, gasoline, distillate fuel, biofuels, natural gas and electricity, among others. Historically, the impact of commodity price volatility on our refining margins (as defined in our 'Non-GAAP Measures' on page 45), specifically as it relates to the price of crude oil as compared to the price of refined products and timing differences in the movements of those prices (subject to our inventory costing methodology), as well as location differentials, may be favorable or unfavorable compared to peers. Additionally, our refining margin profitability is impacted by regulatory factors, including the cost of RINs.

Crude Prices
WTI crude oil represents the largest component of our crude slate at all of our refineries, and can be sourced through our gathering channels or optimization efforts from Midland, Texas or Cushing, Oklahoma. The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods in 2020 and for the first quarterly period in 2021. As shown in the historical graph, WTI Midland crude prices can be favorable or unfavorable as compared to WTI Cushing.

Crude Pricing Differentials
As U.S. crude oil production has increased over recent years, domestic refiners have benefited from the discount for WTI Cushing compared to Brent ("Brent"), a global benchmark crude. This generally leads to higher margins in our refineries, as refined product prices are influenced by Brent crude prices and the majority of our crude supply is WTI-linked. Because of our positioning in the Permian basin, including our access to significant sources of WTI Midland crude through our gathering system, we are even further benefited by discounts for WTI Midland/WTI Cushing differentials. When these discounts shrink or become premiums, our reliance on WTI-linked crude pricing, and specifically WTI Midland crude, can negatively impact our refining margins. Conversely, as these price discounts widen, so does our competitive advantage, created specifically by our access to WTI Midland crude sourced through our gathering systems.
The chart below illustrates the differentials of both Brent crude oil and WTI Midland crude oil as compared to WTI Cushing crude oil as well as WTI Cushing as compared to Louisiana Light Sweet crude oil ("LLS") for each of the quarterly periods in 2020 and for the first quarterly period in 2021.

39 |

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
The charts below illustrate the quarterly average prices of Gulf Coast Gasoline (CBOB), U.S. High Sulfur Diesel ("HSD") and U.S. ULSD for each of the quarterly periods in 2020 and for the first quarterly period in 2021.

Crack Spreads
Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks/crude oil and the resultant refined products. Generally, a crack spread represents the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel.
The table below reflects the quarterly average Gulf Coast 5-3-2 Ultra Low Sulfur Diesel ("ULSD"), 3-2-1 and 2-1-1 crack spreads for each of the quarterly periods in 2020 and for the first quarterly period in 2021. As the chart illustrates, the 3-2-1 crack spread has consistently outperformed the 5-3-2 and the 2-1-1 crack spreads. When market conditions consist of near-capacity throughputs and no significant outages, our Big Spring refinery, whose benchmark is the 3-2-1 crack spread, should outperform our other refineries in terms of refining margin, which are benchmarked against either the 5-3-2 or the 2-1-1 crack spreads.

40 |

Management's Discussion and Analysis

RIN Volatility
Environmental regulations continue to affect our margins in the form of volatility in the cost of RINs. On a consolidated basis, we work to balance our RINs Obligation in order to minimize the effect of RINs on our results. While we generate RINs in both our refining and logistics segments through our ethanol blending and biodiesel production and blending, our refining segment still needs to purchase additional RINs to satisfy its obligations. The cost to purchase these additional RINs is a significant cash outflow for our business. Additionally, increases in the market prices of RINs generally adversely affect our results of operations through changes in fair value to our existing RINs Obligation, to the extent we do not have offsetting RINs inventory on hand or effective economic hedges through net forward purchase commitments. The volatility of RINs prices is highly sensitive to regulatory and political influence and conditions, and therefore often does not correlate to movements in crude oil prices, refined product prices or crack spreads. Additionally, the pricing of RINs and the resulting impact on a refiner's margins is dependent on the type of refined product produced. Furthermore, RIN prices are impacted by market expectations regarding whether the EPA may grant certain small refinery exemptions. Therefore, the recent judicial rulings overturning certain small refinery exemptions, as well as the new presidential administration's vocal support for faster-moving clean energy initiatives, have caused significant recent increases in RINs prices to levels not seen in many years. It is not possible at this time to predict with certainty what future volumes or costs may be, but given the volatile price of RINs, the cost of purchasing sufficient RINs to satisfy our obligation could have an adverse impact on our results of operations if we are unable to recover those costs in the sale price of our refined products.

The chart below illustrates the volatility in RINs prices over several quarterly periods, beginning with the first quarter of 2020 through the first quarter of 2021.

41 |

Management's Discussion and Analysis

Contractual Obligations
Information regarding our known contractual obligations and commercial commitments of the types described below as of March 31, 2021, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable obligations	$13.4	$902.6	$1,480.8	$—	$2,396.8
Interest(1)	78.9	140.2	62.7	—	281.8
Operating lease commitments(2)(7)	47.1	80.6	43.3	55.7	226.7
Purchase commitments(3)	219.0	(0.2)	—	—	218.8
Product financing commitments(4)	277.8	—	—	—	277.8
Transportation agreements(5)	135.7	236.9	190.7	96.3	659.6
J. Aron supply and offtake obligations (6)	15.5	298.8	—	—	314.3
Total	$787.4	$1,658.9	$1,777.5	$152.0	$4,375.8
(1) Expected interest payments on debt outstanding at March 31, 2021. Floating interest rate debt is calculated using March 31, 2021 rates. For additional information, see Note 8 of our condensed consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of March 31, 2021.
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
(4) Balances consist of contractual obligations under RINs product financing arrangements.
(5) Balances consist of obligations under agreements with third parties (not including Delek Logistics) for the transportation of crude oil to our refineries.
(6) Balances consists of contractual obligations under the J. Aron Supply and Offtake Agreements, including annual fees and principal obligation for the Baseline Volume Step-Out Liability. For additional information, see Note 7 of our condensed consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(7) Includes an immaterial amount of financing lease cost.

Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments or estimates. Based on this definition and as further described in our 2020 Annual Report on Form 10-K, we believe our critical accounting policies include the following: (i) estimating our quarterly inventory adjustments using the last-in, first-out valuation method for the Tyler refinery, (ii) evaluating impairment for property, plant and equipment and definite life intangibles, (iii) evaluating potential impairment of goodwill, (iv) estimating environmental expenditures, and (v) estimating asset retirement obligations. Additionally, we have identified the following critical accounting policy that impacts the first quarter of 2021:
Under ASC 740, Accounting for Income Taxes, we use an estimated annual effective tax rate ("AETR") to record income taxes. The development of the estimated AETR involves significant judgment, particularly early in the year and in times of economic uncertainty. In the first quarter of 2021, our estimates of the expected AETR reflected inputs which are subject to judgment including (but not necessarily limited to) the following:
•Forecasted pre-tax GAAP income or loss for the year
•Estimates of expected permanent differences in GAAP income or loss and taxable income or loss for the year
•Forecasted capital expenditures for the year and future years (where such activities were significantly impacted by the recent weather event and can likewise be impacted by unanticipated events)
•Expected applicable jurisdictional tax rates
•Estimated impact of possible deduction and tax credit limitations
•Estimates regarding net operating losses, carryback and carryforward provisions (and limitations) and valuation allowances
All of these inputs are subject to significant judgment and assumptions about future events impacting 2021, some of which are based on historical trends and results, operational plans, and projections regarding future pricing and profitability (where we utilize third party forward curves and pricing sources, where possible, but where expectations regarding capture rates and other factors involve judgment). We also note that, while economic conditions affecting our industry and industry outlooks related to COVID-19 are stabilizing and improving, there remains a level of uncertainty related to COVID-19 and the expectations for recovery that increases the level of judgment involved with

42 |

Management's Discussion and Analysis

some of these assumptions, particularly during the first quarter of 2021. Accordingly, where appropriate, we may consider the probability of certain components in determining what we believe to be a reasonable estimate based on conditions and events that were in existence as of our reporting date, which may also involve the use of significant management judgment. Furthermore, many of our assumptions are inter-relational, where changing one assumption can impact other assumptions (e.g., in terms of the applicability of or limitations under various tax code provisions).
The nature of the AETR estimation approach for recording income taxes requires continuous review and adjustment during the year based on actual results, and as better information regarding forecasted results and assumptions becomes available. Significant changes in any of these assumptions or in actual results compared to our forecasts and assumptions could cause material changes in our AETR, which could result in cumulative adjustments to reflect the new estimates in future periods.
We have developed and utilized methodologies and rationales for the development of our assumptions, subject to internal controls and sensitivity or probability assessments, as appropriate, and we believe our process provides a reasonable basis for our estimated AETR as well as the income taxes as of and for the three months ended March 31, 2021.
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
We believe these non-GAAP operational and financial measures are useful to investors, lenders, ratings agencies and analysts to assess our ongoing performance because, when reconciled to their most comparable GAAP financial measure, they provide improved comparability between periods through the exclusion of certain items that we believe are not indicative of our core operating performance and that may obscure our underlying results and trends.
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
Non-GAAP Reconciliations
The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin

Refining Segment
	Three Months Ended March 31,
	2021	2020
Net revenues	$1,740.1	$1,727.9
Cost of sales	1,813.4	2,055.5
Gross margin	(73.3)	(327.6)
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	113.6	111.7
Depreciation and amortization	52.1	37.2
Refining margin	$92.4	$(178.7)

43 |

Management's Discussion and Analysis

Summary Financial and Other Information
The following table provides summary financial data for Delek:
Summary Statement of Operations Data (in millions)(1)

Consolidated
	Three Months Ended
	March 31,
	2021	2020
Net revenues	$2,392.2	$1,821.2
Total operating costs and expenses	2,472.3	2,182.7
Operating loss	(80.1)	(361.5)
Total non-operating expense, net	23.6	28.6
Loss before income tax benefit	(103.7)	(390.1)
Income tax benefit	(12.4)	(83.1)
Net loss	(91.3)	(307.0)
Net income attributed to non-controlling interests	7.3	7.4
Net loss attributable to Delek	$(98.6)	$(314.4)
(1) This information is presented at a summary level for your reference. See the Consolidated Condensed Statements of Income included in Item 1. to this Quarterly Report on Form 10-Q for more detail regarding our results of operations and net loss per share.

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

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2021 versus the Three Months Ended March 31, 2020
Net Loss
Consolidated net loss for the first quarter of 2021 was $91.3 million compared to net loss of $307.0 million for the first quarter of 2020. Consolidated net loss attributable to Delek for the first quarter of March 31, 2021 was $98.6 million, or $(1.34) per basic share, compared to net loss of $314.4 million, or $(4.28) per basic share, for the first quarter 2020. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
In the first quarters of 2021 and 2020, we generated net revenues of $2,392.2 million and $1,821.2 million, respectively, an increase of $571.0 million, or 31.4%. The increase in net revenues was primarily driven by the following factors:
•in our refining segment, we achieved similar results in the current period as compared to prior year, despite challenges impacting our refineries, including the severe weather event in February 2021, the El Dorado fire and turnaround activities, and the temporary suspension of crude refining unit production at our Krotz Spring refinery; such results were driven by increases in the average price of U.S. Gulf Coast gasoline of 36.9%, ULSD of 16.0%, and HSD of 10.3%; and
•in our corporate and other segment, an increase in wholesale crude activity which began in the second quarter of 2020.

44 |

Management's Discussion and Analysis

Such increases were partially offset by:
•in our retail segment, decreases in fuel sales volumes due to demand slowdown as a result of COVID-19 Pandemic, partially offset by an increase in merchandise sales as well as a 12.9% increase in average price charged per gallon.

Total Operating Costs and Expenses
Cost of Materials and Other
Cost of materials and other was $2,205.5 million for the first quarter of 2021 compared to $1,910.6 million for the first quarter of 2020, an increase of $294.9 million, or 15.4%. The net increase in cost of materials and other was primarily driven by the following:
•increases in cost of crude oil feedstocks at the refineries, including a 27.3% increase in the average cost of WTI Cushing crude oil and a 29.4% increase in the average cost of WTI Midland crude oil;
•an increase in wholesale crude activity which began in the second quarter of 2020; and
• a decrease in hedging gains to a loss of $57.4 million recognized during the first quarter of 2021 from a gain of $77.9 million recognized during the first quarter of 2020;
These increases were partially offset by:
•the benefit (expense) of $20.4 million related to the change in pre-tax inventory valuation recognized during the first quarter of 2021 compared to $(280.8) million recognized during the first quarter of 2020;
•decreases in the average volumes of gasoline and diesel sold, partially offset by increases in the average cost per gallon of gasoline and diesel sold in our West Texas marketing operations; and
•a decrease in total retail fuel gallons sold due to demand slowdown as a result of the COVID-19 Pandemic, partially offset by an increase in average cost per gallon.
Operating Expenses
Operating expenses were $149.3 million for the first quarter of 2021 compared to $154.5 million for the first quarter of 2020, a decrease of $5.2 million, or 3.4%. The decrease in operating expenses was primarily driven by the following:
•a decrease in employee expenses partially due to staff reductions and suspension of matching contributions to our 401(k) match; and
•decreases in contract services partially due to cost reduction measures continuing in the first quarter of 2021.
Such decrease was offset by the following:
•an increase in utilities costs primarily associated with higher natural gas costs during the February 2021 severe freezing conditions that affected most of the regions where we operate, partially offset by lower production at our El Dorado and Krotz Springs refineries.
General and Administrative Expenses
General and administrative expenses were $47.1 million for the first quarter of 2021 compared to $65.7 million for the first quarter of 2020, a decrease of $18.6 million, or 28.3%. The decrease in general and administrative expense was primarily driven by the following:
•a decrease in employee expenses partially due to staff reductions, suspension of matching contributions to our 401(k) plan, and reduction of stock-based compensation;
•a decrease in contract services due to cost reduction measures; and
•a decrease in travel related expense due to travel restrictions in place as a result of the COVID-19 Pandemic.
Depreciation and Amortization
Depreciation and amortization (included in both cost of sales and other operating expenses) was $68.5 million for the first quarter of 2021 compared to $52.6 million for the first quarter of 2020, an increase of $15.9 million, or 30.2%. This increase was primarily due to depreciation associated with assets added during the Big Spring refinery turnaround in the first quarter of 2020, as well as other refining assets placed in service.
Other Operating Loss (Income), Net
Other operating loss, net increased by $2.6 million in the first quarter of 2021 to a loss of $1.9 million compared to income of $0.7 million in the first quarter of 2020.

45 |

Management's Discussion and Analysis

Non-operating Expenses, Net
Interest Expense
Interest expense decreased by $6.7 million, or 18.5%, to $29.6 million in the first quarter of 2021 compared to $36.3 million in the first quarter of 2020, primarily driven by the following:
•a decrease in the average effective interest rate of 1.44% in the first quarter of 2021 compared to the first quarter of 2020 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding), partially offset by an increase in net average borrowings outstanding (including the obligations under the Supply and Offtake Agreements which have an associated interest charge) of approximately $221.9 million in the first quarter of 2021 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the first quarter of 2020.
Results from Equity Method Investments
We recognized income of $4.8 million from equity method investments during the first quarter of 2021, compared to $5.1 million for the first quarter of 2020, a decrease of $0.3 million.

Income Taxes
Income tax expense increased by $70.7 million in the first quarter of 2021 compared to the first quarter of 2020, primarily driven by the following:
•a pre-tax loss of $103.7 million in the first quarter of 2021, as compared to $390.1 million for the first quarter of 2020; and
•a decrease in our effective tax rate which was 12.0% for the first quarter of 2021, compared to 21.3% for the first quarter of 2020 primarily due to the following:
◦changes in valuation allowance for state attributes in the first quarter of 2021 compared to the first quarter of 2020;
◦the reversal of a valuation allowance for deferred tax assets in partnership investments in the first quarter of 2020; and
◦changes in the state income tax footprint for separate state jurisdictions.

46 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

Refining Segment Margins
	Three Months Ended
	March 31,
	2021	2020
Net revenues	$1,740.1	$1,727.9
Cost of materials and other	1,647.7	1,906.6
Refining margin	92.4	(178.7)
Operating expenses (excluding depreciation and amortization)	113.6	111.7
Contribution margin	$(21.2)	$(290.4)

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
In addition to the above, it continues to be a strategic and operational objective to manage price and supply risk related to crude oil that is used in refinery production, and to develop strategic sourcing relationships. For that purpose, from a pricing perspective, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future

47 |

Management's Discussion and Analysis

sales of refined products or to fix margins on future production. We also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage our RINs Obligation. Additionally, from a sourcing perspective, we often enter into purchase and sale contracts with vendors and customers or take physical or financial commodity positions for crude oil that may not be used immediately in production, but that may be used to manage the overall supply and availability of crude expected to ultimately be needed for production and/or to meet minimum requirements under strategic pipeline arrangements, and also to optimize and hedge availability risks associated with crude that we ultimately expect to use in production. Such transactions are inherently based on certain assumptions and judgments made about the current and possible future availability of crude. Therefore, when we take physical or financial positions for optimization purposes, our intent is generally to take offsetting positions in quantities and at prices that will advance these objectives while minimizing our positional and financial statement risk. However, because of the volatility of the market in terms of pricing and availability, it is possible that we may have material positions with timing differences or, more rarely, that we are unable to cover a position with an offsetting position as intended. Such differences could have a material impact on the classification of resulting gains/losses, assets or liabilities, and could also significantly impact refining contribution margin.
Finally, as part of our overall business strategy, we regularly evaluate opportunities to expand our portfolio of businesses and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations.

48 |

Management's Discussion and Analysis

Refinery Statistics
	Three Months Ended
	March 31,
	2021	2020
	(Unaudited)
Tyler, TX Refinery
Days in period	90	91
Total sales volume - refined product (average barrels per day)(1)	73,224	74,981
Products manufactured (average barrels per day):
Gasoline	39,560	40,041
Diesel/Jet	27,741	27,403
Petrochemicals, LPG, natural gas liquids ("NGLs")	1,724	1,992
Other	1,471	1,242
Total production	70,496	70,678
Throughput (average barrels per day):
Crude Oil	64,753	65,966
Other feedstocks	5,978	5,741
Total throughput	70,731	71,707
Total refining revenue ($ in millions)	$490.0	$419.6
Cost of materials and other ($ in millions)	441.2	566.4
Total refining margin ($ in millions)	$48.8	$(146.8)
Per barrel of refined product sales:
Tyler refining margin	7.41	$(21.51)
Direct operating expenses	3.57	$3.73
Crude Slate: (% based on amount received in period)
WTI crude oil	92.6%	92.6%
East Texas crude oil	6.8%	7.4%
Other	0.6%	—%

El Dorado, AR Refinery
Days in period	90	91
Total sales volume - refined product (average barrels per day)(1)	49,711	77,551
Products manufactured (average barrels per day):
Gasoline	17,553	36,407
Diesel	13,973	27,637
Petrochemicals, LPG, NGLs	751	2,061
Asphalt	3,670	6,641
Other	438	972
Total production	36,385	73,718
Throughput (average barrels per day):
Crude Oil	34,766	71,621
Other feedstocks	1,666	2,643
Total throughput	36,432	74,264
Total refining revenue ($ in millions)	$436.8	$611.9
Cost of materials and other ($ in millions)	450.9	671.5
Total refining margin ($ in millions)	$(14.1)	$(59.6)
Per barrel of refined product sales:
El Dorado refining margin	$(3.16)	$(8.45)
Direct operating expenses	$6.36	$4.42
Crude Slate: (% based on amount received in period)
WTI crude oil	44.0%	34.4%
Local Arkansas crude oil	32.2%	19.2%
Other	23.8%	46.4%

49 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended
	March 31,
	2021	2020
	(Unaudited)
Big Spring, TX Refinery
Days in period	90	91
Total sales volume - refined product (average barrels per day) (1)	68,699	38,086
Products manufactured (average barrels per day):
Gasoline	32,812	14,607
Diesel/Jet	20,935	9,796
Petrochemicals, LPG, NGLs	3,148	1,381
Asphalt	1,793	850
Other	1,404	480
Total production	60,092	27,114
Throughput (average barrels per day):
Crude oil	59,758	29,905
Other feedstocks	929	(1,327)
Total throughput	60,686	28,578
Total refining revenue ($ in millions)	$502.0	$409.8
Cost of materials and other ($ in millions)	461.2	453.5
Total refining margin ($ in millions)	$40.8	$(43.7)
Per barrel of refined product sales:
Big Spring refining margin	$6.60	$(12.60)
Direct operating expenses	$6.43	$7.37
Crude Slate: (% based on amount received in period)
WTI crude oil	62.8%	56.3%
WTS crude oil	37.2%	43.7%

Krotz Springs, LA Refinery
Days in period	90	91
Total sales volume - refined product (average barrels per day) (1)	24,964	81,016
Products manufactured (average barrels per day):
Gasoline	6,118	29,933
Diesel/Jet	4,003	30,932
Heavy Oils	182	731
Petrochemicals, LPG, NGLs	1,265	3,006
Other	11,216	—
Total production	22,784	64,602
Throughput (average barrels per day):
Crude Oil	13,554	72,481
Other feedstocks	11,381	(8,383)
Total throughput	24,935	64,098
Total refining revenue ($ in millions)	$319.7	$443.6
Cost of materials and other ($ in millions)	305.6	454.6
Total refining margin ($ in millions)	$14.1	$(11.0)
Per barrel of refined product sales:
Krotz Springs refining margin	$6.25	$(1.49)
Direct operating expenses	$9.07	$3.43
Crude Slate: (% based on amount received in period)
WTI Crude	81.2%	66.1%
Gulf Coast Sweet Crude	18.8%	33.9%
Other	—%	—%
(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.

50 |

Management's Discussion and Analysis

Included in the refinery statistics above are the following inter-refinery and sales to other segments:

Inter-refinery Sales
	Three Months Ended
	March 31,
(in barrels per day)	2021	2020
	(Unaudited)

Tyler refined product sales to other Delek refineries	2,095	763
El Dorado refined product sales to other Delek refineries	445	1,466
Big Spring refined product sales to other Delek refineries	728	1,025
Krotz Springs refined product sales to other Delek refineries	—	293

Refinery Sales to Other Segments
	Three Months Ended
	March 31,
(in barrels per day)	2021	2020
	(Unaudited)

Tyler refined product sales to other Delek segments	922	3,207
El Dorado refined product sales to other Delek segments	7	328
Big Spring refined product sales to other Delek segments	22,110	25,112
Krotz Springs refined product sales to other Delek segments	2,007	—

Pricing Statistics (average for the period presented)
	Three Months Ended
	March 31,
	2021	2020
	(Unaudited)

WTI — Cushing crude oil (per barrel)	$58.03	$45.57
WTI — Midland crude oil (per barrel)	$58.90	$45.51
WTS -- Midland crude oil (per barrel) (1)	$58.77	$44.99
LLS (per barrel) (1)	$60.18	$47.63
Brent crude oil (per barrel)	$61.17	$50.82

U.S. Gulf Coast 5-3-2 crack spread (per barrel) - utilizing HSD	$10.13	$8.76
U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$13.57	$10.74
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$14.33	$11.41
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$7.65	$8.12

U.S. Gulf Coast Unleaded Gasoline (per gallon)	$1.71	$1.25
Gulf Coast Ultra low sulfur diesel (per gallon)	$1.71	$1.47
U.S. Gulf Coast high sulfur diesel (per gallon)	$1.50	$1.36
Natural gas (per MMBTU) (2)	$2.72	$1.87
(1)     For our Tyler and El Dorado refineries, we compare our per barrel refining product margin to the Gulf Coast 5-3-2 crack spread consisting of WTI Cushing crude, U.S. Gulf Coast CBOB and U.S. Gulf Coast Pipeline No. 2 heating oil (ultra low sulfur diesel). For our Big Spring refinery, we compare our refined product margin to the Gulf Coast 3-2-1 crack spread consisting of WTI Cushing crude, Gulf Coast 87 Conventional gasoline and Gulf Coast ultra low sulfur diesel, and for our Krotz Springs refinery, we compare our per barrel refined product margin to the Gulf Coast 2-1-1 crack spread consisting of LLS crude oil, Gulf Coast 87 Conventional gasoline and U.S. Gulf Coast Pipeline No. 2 heating oil (high sulfur diesel). The Tyler refinery's crude oil input is primarily WTI Midland and East Texas, while the El Dorado refinery's crude input is primarily a combination of WTI Midland, local Arkansas and other domestic inland crude oil. The Big Spring refinery’s crude oil input is primarily comprised of WTS and WTI Midland. The Krotz Springs refinery’s crude oil input is primarily comprised of LLS and WTI Midland.
(2)    One Million British Thermal Units ("MMBTU").

51 |

Management's Discussion and Analysis

Refining Segment Operational Comparison of the Three Months Ended March 31, 2021 versus the Three Months Ended March 31, 2020
Net Revenues
Net revenues for the refining segment increased by $12.2 million, or 0.7%, in the first quarter of 2021 compared to the first quarter of 2020, primarily driven by the following:
•increases in the average price of U.S. Gulf Coast gasoline of 36.9%, ULSD of 16.0%, and HSD of 10.3%.
Such increase was partially offset by the following:
•a decrease in sales volumes of refined product totaling 5.2 million barrels, partially due to the temporary suspension of crude refining unit production at our Krotz Springs refinery from November 2020 through February 2021 and related turnaround activities, severe weather impacting our refineries in February 2021, and turnaround at our El Dorado refinery, partially offset by a 1.2 million barrel increase in purchased product sales and increased sales volumes at our Big Spring refinery which was in a turnaround in the prior year period.
Net revenues included sales to our retail segment of $69.7 million and $68.6 million, sales to our logistics segment of $65.8 million and $80.7 million, and sales to our other segment of $20.1 million and $9.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Cost of materials and other decreased by $258.9 million, or 13.6%, in the first quarter of 2021 compared to the first quarter of 2020, primarily driven by the following:
•a decrease in refined sales volumes at our Krotz Springs refinery and El Dorado refinery, partially offset by increased sales volumes at Big Spring refinery; and
•the benefit (expense) of $20.6 million related to the change in pre-tax inventory valuation recognized during the first quarter of 2021 compared to $(271.6) million recognized during the first quarter of 2020.
These decreases were partially offset by the following:
•increases in the cost of WTI Cushing crude oil, from an average of $45.57 per barrel to an average of $58.03, or 27.3%;
•increases in the cost of WTI Midland crude oil, from an average of $45.51 per barrel to an average of $58.90, or 29.4%; and
•a decrease in hedging gains to a loss $5.0 million recognized during the first quarter of 2021 from a gain of $80.4 million recognized during the first quarter of 2020.

52 |

Management's Discussion and Analysis

Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $95.8 million and $105.7 million during the first quarters of 2021 and 2020, respectively. We eliminate these intercompany fees in consolidation.

Refining Margin
Refining margin increased by $271.1 million, or 151.7%, in the first quarter of 2021 compared to the first quarter of 2020, primarily driven by the following:
•a 15.6% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery);
•a 25.6% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery); and
•an increase attributable to the $20.6 million change in pre-tax inventory valuation benefit recognized during the first quarter of 2021 compared to an expense of $271.6 million recognized during the prior year period.
These increases were partially offset by the following:
•a higher percentage of purchased product with a decrease in overall sales volumes;
•a 5.8% decline in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery);
•a narrowing of the average WTI Cushing crude oil differential to WTS crude oil to $(0.74) per barrel during the first quarter of 2021 compared to $0.58 during the first quarter of 2020 and narrowing of the average WTI Midland crude oil differential to WTI Cushing crude oil to $(0.87) per barrel during the first quarter of 2021 compared to $0.06 per barrel during the first quarter of 2020;
•a narrowing of the discount between WTI Midland crude oil and Brent crude oil where, during the first quarter of 2021, the WTI Midland crude oil differential to Brent crude oil was an average discount of $2.27 per barrel compared to $5.31 per barrel during the first quarter of 2020; and
•a decrease in hedging gains to a loss of $5.0 million recognized during the first quarter of 2021 from a gain of $80.4 million recognized during the first quarter of 2020.

53 |

Management's Discussion and Analysis

Operating Expenses
Operating expenses increased by $1.9 million, or 1.7%, in the first quarter of 2021 compared to the first quarter of 2020, primarily driven by the following:
•an increase in utilities costs primarily associated with higher natural gas costs during the February 2021 severe freezing conditions that affected most of the regions where we operate, partially offset by lower production at our Krotz Springs refinery.
Such increase was offset by the following:
•decreases in contract services partially due to cost reduction measures continuing in the first quarter of 2021; and
•decreases in employee related costs partially due to staff reductions made in prior year and suspension of matching contributions to our 401(k) plan.

Contribution Margin
Contribution margin increased by $269.2 million, or a 15.6% improvement in contribution margin percentage, in the first quarter of 2021 compared to the first quarter of 2020, primarily driven by the following:
•an overall increase in the average crack spreads; and
•an increase in reversal benefit related to inventory valuation reserve during the first quarter of 2021 compared to prior year period.
These increases were partially offset by the following:
•the decline of the Midland WTI crude oil differential to Brent crude oil compared to the prior-year period;
•a narrowing of the discount between WTI Cushing and WTS crude oil compared to the first quarter of 2020; and
•an increase in hedging losses compared to the prior-year period.

54 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Logistics Contribution Margin and Operating Information
	Three Months Ended
	March 31,
	2021	2020
Net revenues	$152.9	$163.4
Cost of materials and other	81.1	101.3
Operating expenses (excluding depreciation and amortization)	14.1	14.8
Contribution margin	$57.7	$47.3
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	71,963	72,650
Big Spring wholesale marketing throughputs (average bpd)	72,927	66,386
West Texas wholesale marketing throughputs (average bpd)	10,138	16,081
West Texas wholesale marketing margin per barrel	$3.42	$2.70
Terminalling throughputs (average bpd) (2)	144,539	135,329
Throughputs (average bpd):
Lion Pipeline System:
Crude pipelines (non-gathered)	44,118	55,471
Refined products pipelines to Enterprise Systems	26,349	54,106
SALA Gathering System	11,880	34,906
East Texas Crude Logistics System	26,075	14,174
Big Spring Gathering Assets (3)	73,724	—
Plains Connection System	108,361	—
(1)Excludes jet fuel and petroleum coke.
(2)Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, El Dorado and North Little Rock, Arkansas terminals and Memphis and Nashville, Tennessee terminals.
(3)The Big Spring Gathering Assets Acquisition was effective March 31, 2020; therefore, there is no comparable activity for first quarter 2020.

Logistics Segment Operational Comparison of the Three Months Ended March 31, 2021 versus the Three Months Ended March 31, 2020
Net Revenues
Net revenues decreased by $10.5 million, or 6.4%, in the first quarter of 2021 compared to the first quarter of 2020, primarily driven by the following:
•decreases in the average volumes of gasoline and diesel sold partially offset by increases in the average sales prices per gallon of gasoline and diesel sold in our West Texas marketing operations:
◦the average volumes of gasoline and diesel sold decreased by 13.9 million gallons and 9.2 million gallons, respectively.
◦the average sales prices of gasoline and diesel sold increased $0.24 per gallon and $0.12 per gallon, respectively.
•decreases in throughputs due to the impact of the severe freezing conditions that affected most of the regions where we operate resulting in lower volumes outside of contractual minimum volume commitments during the three months ended March 31, 2021 when compared to the three months ended March 31, 2020.
•decreases in throughputs at the Paline pipeline due to scheduled pipeline maintenance.
Such decrease was partially offset by the following:
•increased revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions, which were effective March 31, 2020 and May 1, 2020, respectively. Refer to Note 4 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information.
•increased revenues at our Big Spring Refinery Crude Pipeline (the "BSR Crude Pipeline") during the three months ended March 31, 2021 when compared to the three months ended March 31, 2020 as a result of new contracts executed in the second quarter of 2020.

55 |

Management's Discussion and Analysis

Net revenues included sales to our refining segment of $95.8 million and $105.7 million for the three months ended March 31, 2021 and March 31, 2020, respectively, and sales to our other segment of $0.4 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Cost of materials and other for the logistics segment decreased $20.2 million, or 19.9%, in the first quarter of 2021 compared to the first quarter of 2020 primarily driven by the following:
•decreases in the average volumes of gasoline and diesel sold, partially offset by increases in the average cost per gallon of gasoline and diesel sold in our West Texas marketing operations:
◦the average volumes of gasoline and diesel sold decreased by 13.9 million gallons and 9.2 million gallons, respectively.
◦the average cost per gallon of gasoline and diesel sold increased $0.27 per gallon and $0.10 per gallon, respectively.
Our logistics segment purchased product from our refining segment of $65.8 million and $80.7 million for the three months ended March 31, 2021 and March 31, 2020, respectively. We eliminate these intercompany costs in consolidation.

56 |

Management's Discussion and Analysis

Operating Expenses
Operating expenses decreased by $0.7 million, or 4.7%, in the first quarter of 2021 compared to the first quarter of 2020, driven by the following:
•a decrease in employee and outside services costs due to measures implemented to respond to the COVID-19 Pandemic including delaying non-essential projects;
•lower operating costs associated with allocated contract services pertaining to certain of our assets;
•decreases in variable expenses such as maintenance and materials costs due to lower throughput; and
•partially offset by the increase in utility costs as a result of significantly higher energy costs during the February 2021 severe freezing conditions that affected most of the regions where we operate.

Contribution Margin
Contribution margin increased by $10.4 million, or 22.0%, in the first quarter of 2021 compared to the first quarter of 2020, primarily driven by the following:
•an increase in gross margin of $0.72 per barrel in our West Texas marketing operations; and
•increases in revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions.
Such increases were partially offset by the following:
•decreases in gasoline and diesel volumes sold in our West Texas marketing operations.

57 |

Management's Discussion and Analysis

Retail Segment
The table below sets forth certain information concerning our retail segment operations (gross sales $ in millions):

Retail Contribution Margins
	Three Months Ended
	March 31,
	2021	2020
Net revenues	$174.8	$178.6
Cost of materials and other	136.5	144.1
Operating expenses (excluding depreciation and amortization)	21.4	22.2
Contribution margin	$16.9	$12.3

Operating Information
	Three Months Ended
	March 31,
	2021	2020
Number of stores (end of period)	253	253
Average number of stores	253	253
Average number of fuel stores	248	248
Retail fuel sales	$100.1	$106.9
Retail fuel sales (thousands of gallons)	39,765	47,959
Average retail gallons sold per average number of fuel stores (in thousands)	161	194
Average retail sales price per gallon sold	$2.52	$2.23
Retail fuel margin ($ per gallon) (1)	$0.350	$0.307
Merchandise sales (in millions)	$74.6	$71.7
Merchandise sales per average number of stores (in millions)	$0.3	$0.3
Merchandise margin %	32.7%	31.6%

Same-Store Comparison (2)
	Three Months Ended
	March 31,
	2021	2020
Change in same-store fuel gallons sold	(17.0)%	(8.2)%
Change in same-store merchandise sales	4.2%	1.7%
(1)Retail fuel margin represents gross margin on fuel sales in the retail segment, and is calculated as retail fuel sales revenue less retail fuel cost of sales. The retail fuel margin per gallon calculation is derived by dividing retail fuel margin by the total retail fuel gallons sold for the period.
(2)Same-store comparisons include period-over-period changes in specified metrics for stores that were in service at both the beginning of the earliest period and the end of the most recent period used in the comparison.

Retail Segment Operational Comparison of the Three Months Ended March 31, 2021 versus the Three Months Ended March 31, 2020
Net Revenue
Net revenues for the retail segment decreased by $3.8 million, or 2.1%, in the first quarter of 2021 compared to the first quarter of 2020, primarily driven by the following:
•total fuel sales were $100.1 million in the first quarter of 2021 compared to $106.9 million in the first quarter of 2020, attributable to the following:
◦a decrease in total retail fuel gallons sold for the retail segment to 39.8 million gallons in the first quarter of 2021 compared to 48.0 million gallons in the first quarter of 2020 associated with same-store decrease in fuel volumes of 17.0%, primarily due to demand slowdown as a result of the COVID-19 Pandemic; and

58 |

Management's Discussion and Analysis

◦an offsetting $0.29 increase in average price charged per gallon.
•merchandise sales were $74.6 million in the first quarter of 2021 compared to $71.7 million in the first quarter of 2020 attributable to a same-store sales increase of 4.2%, primarily due to strong sales growth for key categories such as beer, packaged beverages and services.

Cost of Materials and Other
Cost of materials and other for the retail segment decreased by $7.6 million, or 5.3%, in the first quarter of 2021 compared to the first quarter of 2020, primarily driven by the following:
•a decrease in total retail fuel gallons sold due to demand slowdown as a result of the COVID-19 Pandemic; and
•an offsetting increase in average cost per gallon of $0.25 or 12.9% applied to fuel sales volumes that decreased period over period.
Our retail segment purchased finished product from our refining segment of $69.7 million and $68.6 million for the three months ended March 31, 2021 and March 31, 2020. We eliminate this intercompany cost in consolidation.

Operating Expenses
Operating expenses for the retail segment decreased by $0.8 million, or 3.6% in the first quarter of 2021 compared to the first quarter of 2020 as a result of the execution of various cost reduction initiatives throughout the business.

Contribution Margin
Contribution margin for the retail segment increased by $4.6 million, or 37.4%, in the first quarter of 2021 compared to the first quarter of 2020, primarily driven by a 4.1% improvement in merchandise sales, an improvement in merchandise margin percentage of 1.1%, and a 3.6% reduction in operating expenses.

59 |

Management's Discussion and Analysis

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At March 31, 2021 our total liquidity amounted to $1.5 billion comprised of $635.4 million in unused credit commitments under the Delek Revolving Credit Facility (as defined in Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements), $112.5 million in unused credit commitments under the Delek Logistics Credit Facility (as defined in Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements) and $793.5 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends and operational capital expenditures. In response to the COVID-19 Pandemic and the decline in oil prices, on November 5, 2020, we announced that we have elected to suspend dividends in order to conserve capital. Other funding sources including borrowings under existing credit agreements and issuance of equity and debt securities have been utilized to meet our funding requirements and support our growth capital projects and acquisitions. In addition we have historically been able to source funding at terms that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at terms that are sustainable and profitable for the Company. However, there can be no assurances regarding the availability of any future debt or equity financings or whether such financings can be made available on terms that are acceptable to us; any execution of such financing activities will be dependent on the contemporaneous availability of functioning debt or equity markets. Additionally, new debt financing activities will be subject to the satisfaction of any debt incurrence limitation covenants in our existing financing agreements. Our debt limitation covenants in our existing financing documents are usual and customary for credit agreements of our type and reflective of market conditions at the time of their execution. Additionally, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including the current COVID-19 Pandemic and oil prices, some of which are beyond our control.
If market conditions were to change, for instance due to the significant decline in oil prices or uncertainty created by the COVID-19 Pandemic, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be unfavorably impacted.
As of March 31, 2021, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Logistics Credit Facility (see Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements). After considering the current effect of the uncertainty created by the COVID-19 Pandemic on our operations, we currently expect to remain in compliance with our existing debt maintenance covenants, though we can provide no assurances, particularly if conditions significantly worsen beyond our ability to predict. Additionally, we were in compliance with incurrence covenants during the quarter ended March 31, 2021 to the extent that any of our activities triggered these covenants. However, given the

60 |

Management's Discussion and Analysis

uncertainty around economic conditions arising from the COVID-19 Pandemic, it is at least reasonably possible that conditions could change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may resume paying dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to): available borrowings under our existing Wells Fargo Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Credit Facility (each as defined in Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements); the allowance to incur an additional $200 million of secured debt under the Term Loan Credit Facility (as defined in Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks, as otherwise contemplated and allowed under our incurrence covenants.
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Three Months Ended March 31,
	2021	2020
Cash Flow Data:
Operating activities	$(34.3)	$(154.1)
Investing activities	(46.1)	(146.6)
Financing activities	86.4	130.3
Net increase (decrease)	$6.0	$(170.4)

Cash Flows from Operating Activities
Net cash used in operating activities was $34.3 million for the three months ended March 31, 2021, compared to $154.1 million for the comparable period of 2020. Cash payments to suppliers and for salaries decreased resulting in a $201.7 million decrease in cash used in operating activities. Additionally, cash paid for debt interest increased by $109.9 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $46.1 million for the first three months of 2021, compared to $146.6 million in the comparable period of 2020. The decrease in cash flows used in investing activities was primarily due to a decrease in cash purchases of property, plant and equipment which decreased from $189.2 million in 2020, to $48.3 million in 2021, partially attributable to delaying non-essential projects in light of the COVID-19 Pandemic. Additionally, equity method investment contributions decreased $25.6 million primarily due to contributions made related to our Red River Pipeline Joint Venture and WWP Project Financing JV for $8.2 million and $18.9 million, respectively, during the three months ended March 31, 2020. During the three months ended March 31, 2021, we contributed $1.4 million related to our Red River Pipeline Joint Venture and $0.1 million related to our WWP Project Financing JV.
These decreases in cash used in investing activities were partially offset by distributions received in the prior year from our WWP Project Financing JV to return excess capital contributions made in the amount of $69.3 million for which there was no comparable activity in the current year period.
Cash Flows from Financing Activities
Net cash provided by financing activities was $86.4 million for the three months ended March 31, 2021, compared to $130.3 million in the comparable 2020 period. This decrease in cash provided was predominantly due to net proceeds received from long-term revolvers of $40.9 million during the three months ended March 31, 2021, compared to $176.7 million in the comparable 2020 period.
Such decreases were partially offset by an increase in net proceeds from inventory financing arrangements to $77.9 million for the three months ended March 31, 2021 compared to $21.0 million in the comparable 2020 period. Additionally, cash paid decreased $1.9 million and $23.1 million, respectively, due to suspension of our share repurchase program in the second quarter of 2020 and suspension of dividend payment in the fourth quarter of 2020. Also, there was a decrease in net payments under our term debt of $23.3 million during the three months ended March 31, 2021, compared to $27.9 million in the comparable 2020 period. During the three months ended March 31, 2020, we also repurchased 451,822 of Delek Logistics limited partner units from an investor for $5.0 million with no comparable activity in the current year period.

61 |

Cash Position and Indebtedness
As of March 31, 2021, our total cash and cash equivalents were $793.5 million and we had total long-term indebtedness of approximately $2,367.8 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $6.0 million and $23.0 million, respectively. Additionally, we had letters of credit issued of approximately $314.6 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $747.9 million. Our total long-term indebtedness consisted of the following:
•an aggregate principal amount of $50.0 million under the Revolving Credit Facility, due on March 30, 2023, with average borrowing rate of 3.50%;
•an aggregate principal amount of $1,269.8 million under the Term Loan Credit Facility, due on March 30, 2025, with effective interest rate of 3.61%;
•an aggregate principal amount of $39.5 million in outstanding borrowings under the Delek Hapoalim Term Loan, due on December 31, 2022, with effective interest rate of 3.54%;
•an aggregate principal amount of $737.5 million under the Delek Logistics Credit Facility, due on September 28, 2023, with average borrowing rate of 2.45%;
•an aggregate principal amount of $250.0 million under the Delek Logistics Notes, due in 2025, with effective interest rate of 7.25%; and
•an aggregate principal amount of $50.0 million under the Reliant Bank Revolver, due on June 30, 2022, with fixed interest rate of 4.50%.
See Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information about our separate credit facilities.
Additionally, our obligation under the supply and offtake inventory financing agreements with J. Aron amounted to $410.7 million at March 31, 2021, $287.1 million of which is due on December 30, 2022, except that a portion (not to exceed $33.1 million) of this otherwise long-term component is subject to potential earlier payment under the Periodic Price Adjustment provision. See Note 7 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information about our supply and offtake facilities.

62 |

Management's Discussion and Analysis

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the three months ended March 31, 2021 were $67.0 million, of which approximately $57.8 million was spent in our refining segment, $7.8 million in our logistics segment, $0.8 million in our retail segment and $0.6 million at the holding company level. The following table summarizes our actual capital expenditures for the three months ended March 31, 2021 and planned capital expenditures for the full year 2021 by operating segment and major category (in millions):

	Full Year 2021 Forecast	Three Months Ended March 31, 2021
Refining
Sustaining maintenance, including turnaround activities (1)	$115.3	$57.4
Regulatory	4.0	0.4
Discretionary projects	0.9	—
Refining segment total	120.2	57.8

Logistics
Regulatory	8.4	0.5
Sustaining maintenance	4.7	—
Discretionary projects	14.7	7.3
Logistics segment total	27.8	7.8

Retail
Regulatory	—	—
Sustaining maintenance	2.5	0.6
Discretionary projects	2.4	0.2
Retail segment total	4.9	0.8

Other
Regulatory	4.2	0.4
Sustaining maintenance	13.2	0.2
Discretionary projects	9.9	—
Other total	27.3	0.6
Total capital spending	$180.2	$67.0
(1) Excludes potential additional capital expenditures associated with the effects of Winter Storm Uri and/or the El Dorado fire that are not yet determinable and/or which we reasonably expect to be covered under our applicable insurance policies and likewise reimbursable by insurance recoveries.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
These disclosures should be read in conjunction with the condensed consolidated financial statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other information presented herein, as well as in the "Quantitative and Qualitative Disclosures About Market Risk" section contained in our Annual Report on Form 10-K, filed on March 1, 2021.
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

63 |

Management's Discussion and Analysis

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
The following table sets forth information relating to our open commodity derivative contracts as of March 31, 2021 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2021	2022	2023
Contracts not designated as hedging instruments:
Crude oil price swaps - long(1)	$62.0	21,106,000	20,176,000	930,000	—
Crude oil price swaps - short(1)	(64.0)	16,784,000	16,784,000	—	—
Inventory, refined product and crack spread swaps - long(1)	13.5	59,209,000	29,609,000	22,200,000	7,400,000
Inventory, refined product and crack spread swaps - short(1)	(9.3)	61,755,000	32,155,000	22,200,000	7,400,000
Natural gas swaps - long(2)	—	—	—	—	—
Natural gas swaps - short(2)	—	—	—	—	—
RIN commitment contracts - long(3)	122.2	235,290,749	235,290,749	—	—
RIN commitment contracts - short(3)	(11.3)	46,317,747	46,317,747	—	—
Total	$113.1	440,462,496	380,332,496	45,330,000	14,800,000
(1)Volume in barrels
(2)Volume in MMBTU
(3)Volume in RINs

Interest Risk Management Activities
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $2,096.8 million as of March 31, 2021. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt as of March 31, 2021 would be to change interest expense by approximately $21.0 million.
Commodity Derivatives Trading Activities
We enter into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, and futures contracts. These trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts all had remaining durations of less than one year as of March 31, 2021, and are classified as held for trading and are recognized at fair value with changes in fair value recognized in the income statement.
The following table sets forth information relating to commodity derivative contracts held for trading purposes as of March 31, 2021:

Contract Description	Less than 1 year
Over the counter forward sales contracts (crude)
Notional contract volume (1)	774,849
Weighted-average market price (per barrel)	$48.22
Contractual volume at fair value (in millions)	$37.4
Over the counter forward purchase contracts (crude)
Notional contract volume (1)	736,678
Weighted-average market price (per barrel)	$48.23
Contractual volume at fair value (in millions)	$35.5
(1)     Volume in barrels

64 |

Management's Discussion and Analysis

ITEM 4. CONTROLS AND PROCEDURES
Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Exchange Act, is accumulated and appropriately communicated to management. We carried out an evaluation required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the reporting period. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the reporting period.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although most of our corporate employees have shifted to a remote working environment due to the COVID-19 Pandemic, we have not experienced a material impact to our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 Pandemic to minimize the impact on the design and operating effectiveness of our internal controls.

65 |

Legal Proceedings, Risk Factors, Unregistered Sales of Equity Securities and Other Information

Part II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 11 to our accompanying condensed consolidated financial statements, which is incorporated by reference in this Item 1, for additional information. Aside from the disclosure in Note 11, there have been no material developments to the proceedings previously reported in our Annual Report on Form 10-K filed on March 1, 2021.

ITEM 1A. RISK FACTORS
There were no material changes during the three months ended March 31, 2021 to the risk factors identified in the Company’s fiscal 2020 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION
None.

66 |

Exhibits
ITEM 6. EXHIBITS

Exhibit No.		Description

3.1	#	Third Amended and Restated Bylaws of Delek US Holdings, Inc.

31.1	#	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	#	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	##	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	##	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2021 and 2020 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2021 and 2020 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith

67 |

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
Dated: May 6, 2021

68 |