Form 10-Q
period 2021-06-30
Delek US Holdings, Inc.
filed 2021-08-05
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At July 30, 2021, there were 74,062,177 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents
Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2021

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$833.0	$787.5
Accounts receivable, net	826.3	527.9
Inventories, net of inventory valuation reserves	1,031.2	727.7
Other current assets	271.0	256.4
Total current assets	2,961.5	2,299.5
Property, plant and equipment:
Property, plant and equipment	3,630.7	3,519.5
Less: accumulated depreciation	(1,268.1)	(1,152.3)
Property, plant and equipment, net	2,362.6	2,367.2
Operating lease right-of-use assets	168.1	182.0
Goodwill	729.7	729.7
Other intangibles, net	105.7	107.8
Equity method investments	360.8	363.6
Other non-current assets	100.0	84.3
Total assets	$6,788.4	$6,134.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,654.0	$1,144.0
Current portion of long-term debt	46.4	33.4
Obligation under Supply and Offtake Agreements	167.3	129.2
Current portion of operating lease liabilities	44.8	50.2
Accrued expenses and other current liabilities	878.8	546.4
Total current liabilities	2,791.3	1,903.2
Non-current liabilities:
Long-term debt, net of current portion	2,197.9	2,315.0
Obligation under Supply and Offtake Agreements	329.0	224.9
Environmental liabilities, net of current portion	109.4	107.4
Asset retirement obligations	38.2	37.5
Deferred tax liabilities	202.3	255.5
Operating lease liabilities, net of current portion	122.4	131.8
Other non-current liabilities	45.5	33.7
Total non-current liabilities	3,044.7	3,105.8
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 91,637,661 shares and 91,356,868 shares issued at June 30, 2021 and December 31, 2020, respectively	0.9	0.9
Additional paid-in capital	1,192.6	1,185.1
Accumulated other comprehensive loss	(7.4)	(7.2)
Treasury stock, 17,575,527 shares, at cost, as of June 30, 2021 and December 31, 2020	(694.1)	(694.1)
Retained earnings	342.0	522.0
Non-controlling interests in subsidiaries	118.4	118.4
Total stockholders’ equity	952.4	1,125.1
Total liabilities and stockholders’ equity	$6,788.4	$6,134.1

See accompanying notes to condensed consolidated financial statements

3 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues	$2,191.5	$1,535.5	$4,583.7	$3,356.7
Cost of sales:
Cost of materials and other	1,995.8	1,277.8	4,201.3	3,188.4
Operating expenses (excluding depreciation and amortization presented below)	129.6	103.4	257.6	232.6
Depreciation and amortization	60.5	53.6	122.8	100.6
Total cost of sales	2,185.9	1,434.8	4,581.7	3,521.6
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	31.5	24.4	52.8	49.7
General and administrative expenses	58.6	61.7	105.7	127.4
Depreciation and amortization	5.8	6.0	12.0	11.6
Other operating income, net	(4.9)	(14.2)	(3.0)	(14.9)
Total operating costs and expenses	2,276.9	1,512.7	4,749.2	3,695.4
Operating (loss) income	(85.4)	22.8	(165.5)	(338.7)
Interest expense	33.2	29.8	62.8	66.1
Interest income	(0.1)	(0.5)	(0.3)	(2.2)
Income from equity method investments	(6.8)	(10.7)	(11.6)	(15.8)
Gain on sale on non-operating refinery	—	(56.9)	—	(56.9)
Other expense (income), net	6.8	(1.5)	5.8	(2.4)
Total non-operating expense (income), net	33.1	(39.8)	56.7	(11.2)
(Loss) income before income tax benefit	(118.5)	62.6	(222.2)	(327.5)
Income tax benefit	(46.0)	(35.9)	(58.4)	(119.0)
Net (loss) income	(72.5)	98.5	(163.8)	(208.5)
Net income attributed to non-controlling interests	8.6	10.8	15.9	18.2
Net (loss) income attributable to Delek	$(81.1)	$87.7	$(179.7)	$(226.7)
Basic (loss) income per share	$(1.10)	$1.19	$(2.43)	$(3.08)
Diluted (loss) income per share	$(1.10)	$1.18	$(2.43)	$(3.08)
Dividends declared per common share outstanding	$—	$0.31	$—	$0.62

See accompanying notes to condensed consolidated financial statements

4 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net (loss) income	$(72.5)	$98.5	$(163.8)	$(208.5)
Other comprehensive income (loss):
Commodity contracts designated as cash flow hedges:
Net (loss) gain related to commodity cash flow hedges	—	(1.4)	(0.2)	0.3
Income tax benefit	—	(0.3)	—	—
Net comprehensive (loss) income on commodity contracts designated as cash flow hedges	—	(1.1)	(0.2)	0.3
Other income, net of taxes	—	0.4	—	0.1
Total other comprehensive (loss) gain	—	(0.7)	(0.2)	0.4
Comprehensive (loss) income	(72.5)	97.8	(164.0)	(208.1)
Comprehensive income attributable to non-controlling interest	8.6	10.8	15.9	18.2
Comprehensive (loss) income attributable to Delek	$(81.1)	$87.0	$(179.9)	$(226.3)

See accompanying notes to condensed consolidated financial statements

5 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share and per share data)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2021	91,450,724	$0.9	$1,188.6	$(7.4)	$423.2	(17,575,527)	$(694.1)	$117.7	$1,028.9
Net (loss) income	—	—	—	—	(81.1)	—	—	8.6	(72.5)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(7.9)	(7.9)
Equity-based compensation expense	—	—	5.9	—	—	—	—	—	5.9
Taxes paid due to the net settlement of equity-based compensation	—	—	(1.9)	—	—	—	—	—	(1.9)
Exercise of equity-based awards	186,937	—	—	—	—	—	—	—	—
Other	—	—	—	—	(0.1)	—	—	—	(0.1)
Balance at June 30, 2021	91,637,661	$0.9	$1,192.6	$(7.4)	$342.0	(17,575,527)	$(694.1)	$118.4	$952.4

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2020	91,089,920	$0.9	$1,157.4	$1.2	$861.6	(17,575,527)	$(694.1)	$162.9	$1,489.9
Net income	—	—	—	—	87.7	—	—	10.8	98.5
Other comprehensive loss related to commodity contracts, net	—	—	—	(1.1)	—	—	—	—	(1.1)
Common stock dividends ($0.31 per share)	—	—	—	—	(22.9)	—	—	—	(22.9)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(8.2)	(8.2)
Equity-based compensation expense	—	—	4.7	—	—	—	—	—	4.7
Repurchase of non-controlling interest	—	—	(0.8)	—	—	—	—	—	(0.8)
Taxes paid due to the net settlement of equity-based compensation	—	—	(1.2)	—	—	—	—	—	(1.2)
Exercise of equity-based awards	143,044	—	—	—	—	—	—	—	—
Other	—	—	—	0.4	—	—	—	—	0.4
Balance at June 30, 2020	91,232,964	$0.9	$1,160.1	$0.5	$926.4	(17,575,527)	$(694.1)	$165.5	$1,559.3

6 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share and per share data)

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	91,356,868	$0.9	$1,185.1	$(7.2)	$522.0	(17,575,527)	$(694.1)	$118.4	$1,125.1
Net (loss) income	—	—	—	—	(179.7)	—	—	15.9	(163.8)
Other comprehensive loss related to commodity contracts, net	—	—	—	(0.2)	—	—	—	—	(0.2)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(15.9)	(15.9)
Equity-based compensation expense	—	—	10.5	—	—	—	—	—	10.5
Taxes paid due to the net settlement of equity-based compensation	—	—	(3.0)	—	—	—	—	—	(3.0)
Exercise of equity-based awards	280,793	—	—	—	—	—	—	—	—
Other	—	—	—	—	(0.3)	—	—	—	(0.3)
Balance at June 30, 2021	91,637,661	$0.9	$1,192.6	$(7.4)	$342.0	(17,575,527)	$(694.1)	$118.4	$952.4

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	90,987,025	$0.9	$1,151.9	$0.1	$1,205.6	(17,516,814)	$(692.2)	$169.0	$1,835.3
Cumulative effect of adopting accounting principle regarding measurement of credit losses on financial instruments, net	—	—	—	—	(6.5)	—	—	—	(6.5)
Net (loss) income	—	—	—	—	(226.7)	—	—	18.2	(208.5)
Other comprehensive income related to commodity contracts, net	—	—	—	0.3	—	—	—	—	0.3
Common stock dividends ($0.62 per share)	—	—	—	—	(46.0)	—	—	—	(46.0)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(16.8)	(16.8)
Equity-based compensation expense	—	—	10.9	—	—	—	—	0.1	11.0
Repurchase of common stock	—	—	—	—	—	(58,713)	(1.9)	—	(1.9)
Repurchases of non-controlling interests	—	—	(0.8)	—	—	—	—	(5.0)	(5.8)
Taxes paid due to the net settlement of equity-based compensation	—	—	(1.9)	—	—	—	—	—	(1.9)
Exercise of equity-based awards	245,939	—	—	—	—	—	—	—	—
Other	—	—	—	0.1	—	—	—	—	0.1
Balance at June 30, 2020	91,232,964	$0.9	$1,160.1	$0.5	$926.4	(17,575,527)	$(694.1)	$165.5	$1,559.3

See accompanying notes to condensed consolidated financial statements

7 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(163.8)	$(208.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	134.8	112.2
Non-cash lease expense	28.1	21.9
Deferred income taxes	(52.9)	65.9
Income from equity method investments	(11.6)	(15.8)
Dividends from equity method investments	10.6	14.3
Non-cash lower of cost or market/net realizable value adjustment	(30.1)	75.1
Gain on sale of non-operating refinery	—	(56.9)
Other	13.9	17.4
Changes in assets and liabilities:
Accounts receivable	(298.4)	307.2
Inventories and other current assets	(302.5)	125.0
Fair value of derivatives	(7.1)	(23.6)
Accounts payable and other current liabilities	671.4	(594.6)
Obligation under Supply and Offtake Agreements	148.6	(163.3)
Non-current assets and liabilities, net	(6.1)	0.6
Net cash provided by (used in) operating activities	134.9	(323.1)
Cash flows from investing activities:
Equity method investment contributions	(1.6)	(29.5)
Distributions from equity method investments	5.4	71.0
Purchases of property, plant and equipment	(132.7)	(235.4)
Purchase of intangible assets	(0.7)	(2.1)
Proceeds from sale of property, plant and equipment	10.9	0.2
Proceeds from sale of non-operating refinery	—	39.9
Net cash used in investing activities	(118.7)	(155.9)
Cash flows from financing activities:
Proceeds from long-term revolvers	1,026.5	1,583.7
Payments on long-term revolvers	(1,501.3)	(1,352.1)
Proceeds from term debt	400.0	185.0
Payments on term debt	(26.7)	(31.2)
Proceeds from product financing agreements	458.2	86.4
Repayments of product financing agreements	(302.2)	(26.5)
Taxes paid due to the net settlement of equity-based compensation	(3.0)	(1.9)
Repurchase of common stock	—	(1.9)
Repurchase of non-controlling interest	—	(5.8)
Distribution to non-controlling interest	(15.9)	(16.8)
Dividends paid	—	(46.0)
Deferred financing costs paid	(6.3)	(0.2)
Net cash provided by financing activities	29.3	372.7
Net increase (decrease) in cash and cash equivalents	45.5	(106.3)
Cash and cash equivalents at the beginning of the period	787.5	955.3
Cash and cash equivalents at the end of the period	$833.0	$849.0

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(In millions)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.5 million and $0.2 million in the 2021 and 2020 periods, respectively	$55.7	$66.1
Income taxes	$4.0	$0.2
Non-cash investing activities:
Increase (decrease) in accrued capital expenditures	$0.1	$(33.1)
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	$26.4	$22.2

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
Risks and Uncertainties Arising from the COVID-19 Pandemic
U.S. economic activity continued on a recovery trend during the quarter ended June 30, 2021, albeit remaining subject to heightened levels of uncertainty related to the on-going impact of the COVID-19 outbreak that developed into a pandemic in March 2020 (the “COVID-19 Pandemic” or the “Pandemic”), and the spread of new variants of the virus. Most of the restrictions imposed in the prior year to prevent its spread have been eased and government vaccination campaigns continue. Compared to the prior year, the economic recovery trends in the three and six months ended June 30, 2021 included a resumption of flights by major airlines and increased motor vehicle use. This has in turn resulted in increased demand and market prices for crude oil and certain of our products. Nonetheless, there remains continued uncertainty about the duration and future impact of the COVID-19 Pandemic.
Uncertainties related to the impact of the COVID-19 Pandemic and other events exist that could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. To the extent these uncertainties have been identified and are believed to have had a material impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under GAAP, we have considered them in the preparation of our unaudited financial statements as of and for the three and six months ended June 30, 2021. The application of accounting policies impacted by such considerations include (but are not necessarily limited to) the following:
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
Refining Segment
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd") as of June 30, 2021, including the following:
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
On May 7, 2020, we sold our equity interests in Alon Bakersfield Property, Inc., an indirect wholly-owned subsidiary that owned our non-operating refinery located in Bakersfield, California, to a subsidiary of Global Clean Energy Holdings, Inc. (“GCE”) for total cash consideration of $40.0 million. As a result of this sale, we recognized a gain of $56.9 million during the second quarter of 2020, largely due to the buyer assuming substantially all of the asset retirement obligations and environmental liabilities associated with this refinery. As part of the transaction, GCE granted a call option to Delek to acquire up to a 33 1/3% limited member interest in the acquiring subsidiary of GCE for up to $13.3 million, subject to certain adjustments. Such option is exercisable by Delek through the 90th day after GCE demonstrates commercial operations, as contractually defined, which has not yet occurred as of June 30, 2021.
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
Retail Segment
Our retail segment consists of 252 owned and leased convenience store sites as of June 30, 2021, located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel primarily under the Alon or Delek brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money grams to the public, primarily under the 7-Eleven and DK or Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In November 2018, we terminated the license agreement with 7-Eleven, Inc. The terms of such agreement and subsequent amendments require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023.
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
Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended June 30, 2021
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations (1)	Consolidated (1)
Net revenues (excluding inter-segment fees and revenues)	$2,226.9	$66.1	$209.0	$(310.5)	$2,191.5
Inter-segment fees and revenues	188.8	102.4	—	(291.2)	—
Operating costs and expenses:
Cost of materials and other	2,321.8	88.8	164.7	(579.5)	1,995.8
Operating expenses (excluding depreciation and amortization presented below)	113.8	15.5	22.4	9.4	161.1
Segment contribution margin	$(19.9)	$64.2	$21.9	$(31.6)	34.6
Depreciation and amortization	$51.0	$10.0	$3.4	$1.9	66.3
General and administrative expenses					58.6
Other operating income, net					(4.9)
Operating loss					$(85.4)
Capital spending (excluding business combinations)	$60.7	$2.6	$0.5	$1.9	$65.7

	Three Months Ended June 30, 2020
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$1,001.9	$27.3	$165.4	$340.9	$1,535.5
Inter-segment fees and revenues	75.1	90.4	—	(165.5)	—
Operating costs and expenses:
Cost of materials and other	928.6	43.9	119.6	185.7	1,277.8
Operating expenses (excluding depreciation and amortization presented below)	88.7	12.4	21.5	5.2	127.8
Segment contribution margin	$59.7	$61.4	$24.3	$(15.5)	129.9
Depreciation and amortization	$44.8	$8.7	$3.3	$2.8	59.6
General and administrative expenses					61.7
Other operating income, net					(14.2)
Operating income					$22.8
Capital spending (excluding business combinations)	$12.2	$0.7	$1.3	$0.8	$15.0

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2021
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$3,811.4	$122.8	$383.8	$265.7	$4,583.7
Inter-segment fees and revenues	344.4	198.6	—	(543.0)	—
Operating costs and expenses:
Cost of materials and other	3,969.5	169.9	301.2	(239.3)	4,201.3
Operating expenses (excluding depreciation and amortization presented below)	227.4	29.6	43.8	9.6	310.4
Segment contribution margin	$(41.1)	$121.9	$38.8	$(47.6)	72.0
Depreciation and amortization	$103.1	$20.7	$6.6	$4.4	134.8
General and administrative expenses					105.7
Other operating income, net					(3.0)
Operating loss					$(165.5)
Capital spending (excluding business combinations)	$118.5	$10.4	$1.3	$2.5	$132.7

	Six Months Ended June 30, 2020
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$2,571.1	$84.2	$344.0	$357.4	$3,356.7
Inter-segment fees and revenues	233.8	196.9	—	(430.7)	—
Operating costs and expenses:
Cost of materials and other	2,835.2	145.2	263.7	(55.7)	3,188.4
Operating expenses (excluding depreciation and amortization presented below)	200.4	27.2	43.7	11.0	282.3
Segment contribution margin	$(230.7)	$108.7	$36.6	$(28.6)	(114.0)
Depreciation and amortization	$82.0	$15.0	$6.2	$9.0	112.2
General and administrative expenses					127.4
Other operating income, net					(14.9)
Operating loss					$(338.7)
Capital spending (excluding business combinations)	$180.3	$3.7	$7.5	$11.8	$203.3
(1) Reflects an adjustment to net down year-to-date net revenues and cost of materials and other of approximately $362 million related to certain crude wholesale net settled transactions included in corporate, other and eliminations that occurred during the three months ended March 31, 2021, which was not reflected in the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021, as filed on our March 31, 2021 Quarterly Report on Form 10-Q on May 6, 2021. Such uncorrected adjustment, as well as the subsequent out-of-period correction reflected above, did not relate to any of our reportable segments, had no impact on segment contribution margin, consolidated contribution margin or consolidated operating loss, and are not considered material to the condensed consolidated financial statements in either period.

Other Segment Information
Total assets by segment were as follows as of June 30, 2021:

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Total assets	$6,458.7	$935.5	$257.5	$(863.3)	$6,788.4
Less:
Inter-segment notes receivable	(1,225.8)	—	—	1,225.8	—
Inter-segment right of use lease assets	(304.1)	—	—	304.1	—
Total assets, excluding inter-segment notes receivable and right of use assets	$4,928.8	$935.5	$257.5	$666.6	$6,788.4

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Property, plant and equipment and accumulated depreciation as of June 30, 2021 and depreciation expense by reporting segment for the three and six months ended June 30, 2021 are as follows (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$2,666.1	$701.8	$165.7	$97.1	$3,630.7
Less: Accumulated depreciation	(898.6)	(247.1)	(54.4)	(68.0)	(1,268.1)
Property, plant and equipment, net	$1,767.5	$454.7	$111.3	$29.1	$2,362.6
Depreciation expense for the three months ended June 30, 2021	$49.4	$10.0	$3.2	$1.9	$64.5
Depreciation expense for the six months ended June 30, 2021	$99.8	$20.7	$6.2	$4.4	$131.1

In accordance with ASC 360, Property, Plant and Equipment ("ASC 360"), Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment related to our property, plant and equipment as of June 30, 2021 (see Note 1 for further discussion on the impact of COVID-19 Pandemic).

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
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Numerator for EPS
Net (loss) income	$(72.5)	$98.5	$(163.8)	$(208.5)
Less: Income attributed to non-controlling interest	8.6	10.8	15.9	18.2
Numerator for basic and diluted EPS attributable to Delek	$(81.1)	$87.7	$(179.7)	$(226.7)

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	73,911,582	73,547,582	73,857,975	73,492,656
Dilutive effect of stock-based awards	—	480,461	—	—
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	73,911,582	74,028,043	73,857,975	73,492,656
EPS:
Basic (loss) income per share	$(1.10)	$1.19	$(2.43)	$(3.08)
Diluted (loss) income per share	$(1.10)	$1.18	$(2.43)	$(3.08)
The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be antidilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	659,005	3,922,290	678,426	3,328,789
Antidilutive due to loss	2,983,783	—	2,802,950	372,220
Total antidilutive stock-based compensation	3,642,788	3,922,290	3,481,376	3,701,009

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4 - Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of June 30, 2021, we owned an 80.0% interest in Delek Logistics, consisting of 34,745,868 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets.
On August 13, 2020, Delek Logistics completed a transaction to eliminate the incentive distribution rights ("IDRs") held by Delek Logistics GP, LLC, the general partner, and convert the economic general partner interest into a non-economic general partner interest in exchange for total consideration consisting of $45.0 million cash and 14.0 million newly issued common limited partner units. Contemporaneously, we repurchased the 5.2% ownership interest in the general partner from affiliates, who are also members of the general partner's management and board of directors, for $23.1 million, increasing our ownership interest in the general partner to 100.0%. As a result of these transactions, the non-controlling interest in our consolidated balance sheets decreased by $50.8 million, with a $37.2 million increase to additional paid-in capital which is net of $11.5 million related to deferred income taxes and $2.1 million of transaction costs, none of which was recognized during the three and six months ended June 30, 2020.
In August 2020, Delek Logistics filed a shelf registration statement, which subsequently became effective, with the SEC for the proposed re-sale or other disposition from time to time by Delek of up to 14.0 million common limited partner units representing our limited partner interests in Delek Logistics. No units were sold as of June 30, 2021.
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

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$2.2	$4.2
Accounts receivable	18.0	15.7
Accounts receivable from related parties	—	5.9
Inventory	2.0	3.1
Other current assets	0.9	0.4
Property, plant and equipment, net	454.8	464.8
Equity method investments	252.0	253.7
Operating lease right-of-use assets	25.1	24.2
Goodwill	12.2	12.2
Intangible assets, net	157.2	160.1
Other non-current assets	11.1	12.1
Total assets	$935.5	$956.4
LIABILITIES AND DEFICIT
Accounts payable	$4.8	$6.7
Accounts payable to related parties	36.8	—
Current portion of operating lease liabilities	8.0	8.7
Accrued expenses and other current liabilities	17.9	12.9
Long-term debt	928.7	992.3
Asset retirement obligations	6.2	6.0
Operating lease liabilities, net of current portion	17.0	15.4
Other non-current liabilities	23.9	22.7
Deficit	(107.8)	(108.3)
Total liabilities and deficit	$935.5	$956.4

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Effective May 1, 2020, Delek through its wholly owned subsidiaries Lion Oil Company, LLC ("Lion Oil") and Delek Refining, Ltd. contributed certain leased and owned tractors and trailers and related assets used in the provision of trucking and transportation services for crude oil, petroleum and certain other products throughout Arkansas, Oklahoma and Texas to Delek Trucking, LLC (“Delek Trucking”). Lion Oil then sold all of the issued and outstanding membership interests in Delek Trucking (the “Trucking Acquisition”) to DKL Transportation, LLC (“DKL Transportation”). Promptly following the consummation of the Trucking Acquisition, Delek Trucking merged with and into DKL Transportation, with DKL Transportation, a wholly owned subsidiary of Delek Logistics, continuing as the surviving entity. Total consideration for the Trucking Acquisition was approximately $48.0 million in cash, subject to certain post-closing adjustments, financed primarily with borrowings on the Delek Logistics Credit Facility (as defined in Note 8). Prior periods have not been recast in our Note 2 - Segment Data, as these assets did not constitute a business in accordance with ASU 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"), and the transaction was accounted for as an acquisition of assets between entities under common control.
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

Note 5 - Equity Method Investments
Wink to Webster Pipeline
On July 30, 2019, we, through our wholly-owned direct subsidiary Delek Energy, entered into a limited liability company agreement (the “LLCA”) and related agreements with multiple joint venture members of Wink to Webster Pipeline LLC (“WWP”). Pursuant to the LLCA, Delek Energy acquired a 15% ownership interest in WWP ("WWP Joint Venture"). WWP intends to construct and operate a crude oil pipeline system from Wink, Texas to Webster, Texas along with certain pipelines from Webster, Texas to other destinations in the Gulf Coast area. Pursuant to the LLCA, Delek Energy will be required to contribute its percentage interest of the applicable construction costs (including certain costs previously incurred by WWP). During the six months ended June 30, 2020, we made capital contributions totaling $18.9 million.
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
The Company's maximum exposure to any losses incurred by HoldCo is limited to its investment. As of June 30, 2021, except for the guarantee of member obligations under the W2W Holdings LLC Agreement, the Company does not have other existing guarantees with or to HoldCo, or any third-party work contracted with it.
As of June 30, 2021 and December 31, 2020, Delek's investment balance in WWP Project Financing Joint Venture totaled $62.6 million and $66.6 million, respectively, and is included as part of total assets in corporate, other and eliminations in our segment disclosure. During the six months ended June 30, 2020, we received distributions of $69.3 million from WWP Project Financing Joint Venture to return excess contributions made. In addition on the investment, we recognized a loss of $3.9 million and $4.1 million for the three and six

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
months ended June 30, 2021, respectively, and a loss of $0.9 million and $2.0 million for the three and six months ended June 30, 2020, respectively.
Delek Logistics Investments
In May 2019, Delek Logistics, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed under the Delek Logistics Credit Facility (as defined in Note 8), to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River (the "Red River Pipeline Joint Venture"). Red River owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. In August 2020, Red River completed a planned expansion project to increase the pipeline capacity which commenced operations on October 1, 2020. Delek Logistics contributed an additional $3.5 million related to such expansion project in May 2019 and during 2020 made additional capital contributions of $12.2 million based on capital calls received. During the six months ended June 30, 2021, we made additional capital contributions totaling $1.4 million based on capital calls received. As of June 30, 2021 and December 31, 2020, Delek's investment balance in Red River totaled $143.2 million and $141.8 million, respectively. We recognized income on the investment totaling $3.7 million and $6.0 million and for the three and six months ended June 30, 2021, respectively, and $2.9 million and $4.7 million for the three and six months ended June 30, 2020, respectively. This investment is accounted for using the equity method and is included as part of total assets in our logistics segment.
In addition to Red River, Delek Logistics has two joint ventures that own and operate logistics assets, and which serve third parties and subsidiaries of Delek. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems (the "Caddo Pipeline") and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system (the "Rio Pipeline"). As of June 30, 2021 and December 31, 2020, Delek Logistics' investment balances in these joint ventures totaled $108.9 million and $111.9 million, respectively, and were accounted for using the equity method. We recognized income on these investments totaling $2.9 million and $4.6 million for the three and six months ended June 30, 2021, respectively, and $3.5 million and $7.3 million for the three and six months ended June 30, 2020, respectively.
Other Investments
We have a 50% interest in a joint venture that owns an asphalt terminal located in Brownwood, Texas. As of June 30, 2021 and December 31, 2020, Delek's investment balance in this joint venture was $41.8 million and $39.3 million, respectively. We recognized income on this investment totaling $3.9 million and $4.8 million for the three and six months ended June 30, 2021, respectively, and $5.0 million and $5.5 million for the three and six months ended June 30, 2020, respectively. This investment is accounted for using the equity method and is included as part of total assets in corporate, other and eliminations in our segment disclosure.
Delek Renewables, LLC, a wholly-owned subsidiary of Delek, has a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in North Little Rock, Arkansas. As of June 30, 2021 and December 31, 2020, Delek Renewables, LLC's investment balance in this joint venture was $4.3 million and $4.0 million, respectively, and was accounted for using the equity method. We recognized income on this investment totaling $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2020, respectively. The investment in this joint venture is reflected in the refining segment.

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
Carrying value of inventories consisted of the following (in millions):

	June 30, 2021	December 31, 2020
Refinery raw materials and supplies	$415.0	$270.7
Refinery work in process	140.2	92.1
Refinery finished goods	437.1	327.1
Retail fuel	9.3	6.2
Retail merchandise	27.6	28.5
Logistics refined products	2.0	3.1
Total inventories	$1,031.2	$727.7

17 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
At June 30, 2021, we recorded a pre-tax inventory valuation reserve of $0.9 million, none of which related to LIFO inventory, due to a market price decline below our cost of certain inventory products. At December 31, 2020, we recorded a pre-tax inventory valuation reserve of $31.1 million, $30.3 million of which related to LIFO inventory, which reversed in the first quarter of 2021 due to the sale of inventory quantities that gave rise to the December 31, 2020 reserve. We recognized a net reduction (increase) in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of $9.7 million and $30.1 million for the three and six months ended June 30, 2021, respectively, and $203.1 million and $(75.1) million for the three and six months ended June 30, 2020, respectively.

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
Barrels subject to the Supply and Offtake Agreements are as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs
Baseline Volumes pursuant to the respective Supply and Offtake Agreements	2.0	0.8	1.3
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of June 30, 2021 (1)	3.6	1.4	1.3
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of December 31, 2020 (1)	4.0	1.3	1.2
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
Pursuant to the Periodic Price Adjustments provision in the Supply and Offtake Agreements, the Company may be required to pay down all or a portion of the fixed component of the Baseline Step-Out Liabilities or may receive additional proceeds depending on the change in fair value of the inventory collateral subject to a threshold at certain specified periodic pricing dates (the "Periodic Pricing Dates"), which occur on October 1st and May 1st, annually, not to extend beyond expiration of the Supply and Offtake Agreements. Additionally, at the Periodic Pricing Dates, if a Periodic Price Adjustment is triggered, the prospective pricing underlying the fixed component of the Baseline Step-Out Liabilities will be adjusted to reflect either the pay-down or the incremental proceeds, accordingly. On October 1, 2020, the provision was triggered and a paydown amounting to $20.8 million was made to J. Aron on October 30, 2020. The prospective pricing underlying the

18 |

fixed component of the Baseline Step-Out liabilities was adjusted accordingly to reflect this payment, resulting in a reduction to the fixed differential component of our long-term Supply and Offtake Obligation totaling $20.8 million and a prospective contractual reset of the fixed differentials subject to future Periodic Price Adjustments. Contemporaneous with the payment, J. Aron separately refunded to us the $10.0 million of deferred additional monthly fees. On May 1, 2021 the provision was triggered and on May 28, 2021, $15.2 million of incremental proceeds were received from J. Aron. Effective June 4, 2021, J. Aron terminated our $10.0 million letter of credit that was issued to them under the terms of the Supply and Offtake Agreement. As of June 30, 2021, the fixed component of the Baseline Step-Out Liabilities subject to the Periodic Price Adjustments amounted to approximately $38.6 million. Some portion of that amount may become due or payable in periods occurring within twelve months, if Periodic Price Adjustments are triggered on the Periodic Pricing Dates.
Monthly activity resulting in over and short volumes continue to be valued using market-indexed pricing, and are included in current liabilities (or receivables) on our condensed consolidated balance sheet. Net balances payable (receivable) under the Supply and Offtake Agreements were as follows as of the balance sheet dates:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Balances as of June 30, 2021:
Baseline Step-Out Liability	$158.9	$68.2	$101.9	$329.0
Revolving over/short inventory financing liability	122.8	44.9	(0.4)	167.3
Total Obligations Under Supply and Offtake Agreements	281.7	113.1	101.5	496.3
Less: Current portion	122.8	44.9	(0.4)	167.3
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$158.9	$68.2	$101.9	$329.0
Other current payable (receivable) for monthly activity true-up	$17.8	$(0.5)	$18.8	$36.1

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Balances as of December 31, 2020:
Baseline Step-Out Liability	$106.3	$47.9	$70.7	$224.9
Revolving over/short inventory financing liability (receivable)	102.0	25.3	(4.5)	122.8
Total Obligations Under Supply and Offtake Agreements	208.3	73.2	66.2	347.7
Less: Current portion (1)	102.0	25.3	(4.5)	122.8
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$106.3	$47.9	$70.7	$224.9
Other current payable for monthly activity true-up	$6.6	$7.0	$—	$13.6
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

The Supply and Offtake Agreements require payments of fixed annual fees which are factored into the interest rate yield under the fair value accounting model. Recurring cash fees paid during the periods presented were as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Recurring cash fees paid during the three months ended June 30, 2021	$2.8	$0.8	$1.1	$4.7
Recurring cash fees paid during the three months ended June 30, 2020	$2.7	$1.1	$1.0	$4.8
Recurring cash fees paid during the six months ended June 30, 2021	$5.2	$1.5	$2.2	$8.9
Recurring cash fees paid during the six months ended June 30, 2020	$5.9	$2.1	$2.0	$10.0

Interest expense recognized under the Supply and Offtake Agreements includes the yield attributable to recurring cash fees, one-time cash fees (e.g., in connection with amendments), as well as other changes in fair value, which may increase or decrease interest expense. Total interest expense incurred during the periods presented was as follows:

(in millions)	El Dorado	Big Spring	Krotz Springs	Total
Interest expense for the three months ended June 30, 2021	$2.8	$0.8	$1.1	$4.7
Interest expense for the three months ended June 30, 2020	$2.7	$1.1	$1.0	$4.8
Interest expense for the six months ended June 30, 2021	$5.2	$1.5	$2.2	$8.9
Interest expense for the six months ended June 30, 2020	$6.3	$5.2	$2.4	$13.9
Reflected in interest expense are losses totaling $3.9 million for the six months ended June 30, 2020, related to the changes in fair value in the Baseline Step-Out Liabilities component of Obligations under Supply and Offtake Agreements. There were no such losses for the three

19 |

and six months ended June 30, 2021.

We maintained letters of credit under the Supply and Offtake Agreements as follows:

(in millions)	El Dorado	Big Spring and Krotz Springs
Letters of credit outstanding as of June 30, 2021	$195.0	$—
Letters of credit outstanding as of December 31, 2020	$195.0	$10.0

Note 8 - Long-Term Obligations and Notes Payable
Outstanding borrowings, net of unamortized debt discounts and certain deferred financing costs, under Delek’s existing debt instruments are as follows (in millions):

	June 30, 2021	December 31, 2020
Revolving Credit Facility	$—	$—
Term Loan Credit Facility (1)	1,243.4	1,246.8
Hapoalim Term Loan (2)	39.2	39.3
Delek Logistics Credit Facility	288.8	746.6
Delek Logistics 2025 Notes (3)	246.2	245.7
Delek Logistics 2028 Notes (4)	393.7	—
Reliant Bank Revolver	33.0	50.0
Promissory Notes	—	20.0
	2,244.3	2,348.4
Less: Current portion of long-term debt and notes payable	46.4	33.4
	$2,197.9	$2,315.0
(1)Net of deferred financing costs of $2.5 million and $2.9 million and debt discount of $20.6 million and $23.3 million at June 30, 2021 and December 31, 2020, respectively.
(2)Net of deferred financing costs of $0.1 million and $0.2 million and debt discount of $0.1 million and $0.1 million at June 30, 2021 and December 31, 2020, respectively.
(3)Net of deferred financing costs of $2.9 million and $3.3 million and debt discount of $0.9 million and $1.0 million at June 30, 2021 and December 31, 2020, respectively.
(4)Net of deferred financing costs of $6.3 million at June 30, 2021.

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
In addition, the Revolving Credit Facility requires Delek to pay an unused line fee on the average amount of unused commitments thereunder in each quarter, which the fee is at a rate of 0.25% or 0.375% per annum, depending on average commitment usage for such quarter. As of June 30, 2021, the unused line fee was 0.375% per annum.
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
Additional Information
At June 30, 2021, the weighted average borrowing rate under the Revolving Credit Facility was 3.50% and there were no principal amounts outstanding thereunder . Additionally, there were letters of credit issued of approximately $305.9 million as of June 30, 2021 under the Revolving Credit Facility. Unused credit commitments under the Revolving Credit Facility, as of June 30, 2021, were approximately $694.1 million.
At June 30, 2021, the weighted average borrowing rate under the Term Loan Credit Facility was approximately 3.00% comprised entirely of LIBOR borrowings, and the principal amount outstanding thereunder was $1,266.5 million. As of June 30, 2021, the effective interest rate related to the Term Loan Credit Facility was 3.53%.
Delek Hapoalim Term Loan
On December 31, 2019, Delek entered into a term loan credit and guaranty agreement (the "Agreement") with Bank Hapoalim B.M. ("BHI") as the administrative agent. Pursuant to the Agreement, on December 31, 2019, Delek borrowed $40.0 million (the "BHI Term Loan"). The interest rate under the Agreement is equal to LIBOR plus a margin of 3.00%. The Agreement has a current maturity of December 31, 2022 and requires quarterly loan amortization payments of $0.1 million, commencing March 31, 2020. Proceeds may be used for general corporate purposes. The Agreement has an accordion feature that allows increasing the term loan by up to an additional $60.0 million in principal, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent. Any such additional borrowings must be completed by December 31, 2021. On December 30, 2020 and June 28, 2021, we amended the BHI Term Loan to modify one of the required quarterly financial covenant metrics; there were no other changes as a result of these amendments.
At June 30, 2021, the weighted average borrowing rate under the term loan was approximately 3.10% comprised entirely of a LIBOR borrowing and the principal amount outstanding thereunder was $39.4 million. As of June 30, 2021, the effective interest rate related to the BHI Term Loan was 3.53%.
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
The Delek Logistics Credit Facility has a maturity date of September 28, 2023. Borrowings under the Delek Logistics Credit Facility bear interest at either a U.S. dollar prime rate, Canadian dollar prime rate, LIBOR, or a CDOR rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin in each case and the fee payable for the unused revolving commitments vary based upon Delek Logistics' most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the Delek Logistics Credit Facility. At June 30, 2021, the weighted average borrowing rate was approximately 2.50%. Additionally, the Delek Logistics Credit Facility requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2021, this fee was 0.35% on an annualized basis.
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

22 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2021, Delek Logistics had $288.8 million of outstanding borrowings under the Delek Logistics Credit Facility, with no letters of credit in place. Unused credit commitments under the Delek Logistics Credit Facility, as of June 30, 2021, were $561.2 million.
Delek Logistics 2025 Notes
On May 23, 2017, Delek Logistics and Delek Logistics Finance Corp. (collectively, the “Issuers”) issued $250.0 million in aggregate principal amount of 6.75% senior notes due 2025 (the “Delek Logistics 2025 Notes”) at a discount. The Delek Logistics 2025 Notes are general unsecured senior obligations of the Issuers. The Delek Logistics 2025 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics' existing subsidiaries (other than Delek Logistics Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics' future subsidiaries. The Delek Logistics 2025 Notes rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right of payment to any future subordinated indebtedness of the Issuers. Interest on the Delek Logistics 2025 Notes is payable semi-annually in arrears on each May 15 and November 15, commencing November 15, 2017.
In May 2018, the Delek Logistics 2025 Notes were exchanged for new notes with terms substantially identical in all material respects with the Delek Logistic 2025 Notes except the new notes do not contain terms with respect to transfer restrictions.
All or part of the Delek Logistics 2025 Notes are currently redeemable, subject to certain conditions and limitations, at a redemption price of 103.375% of the redeemed principal, plus accrued and unpaid interest, if any. Beginning on May 15, 2022, the Issuers may, subject to certain conditions and limitations, redeem all or part of the Delek Logistics 2025 Notes, at a redemption price of 101.688% of the redeemed principal for the twelve-month period beginning on May 15, 2022, and 100.00% beginning on May 15, 2023 and thereafter, plus accrued and unpaid interest, if any.
In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the Delek Logistics 2025 Notes from holders at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.
As of June 30, 2021, we had $250.0 million in outstanding principal amount under the Delek Logistics 2025 Notes, and the effective interest rate was 7.21%.
Delek Logistics 2028 Notes
On May 24, 2021, Delek Logistics and its wholly owned subsidiary Delek Logistics Finance Corp. (“Finance Corp.” and together with Delek Logistics, the “Co-issuers”), sold $400.0 million in aggregate principal amount of the Co-issuers 7.125% Senior Notes due 2028 (the “Delek Logistics 2028 Notes”), at par, pursuant to an indenture with U.S. Bank, National Association as trustee. The Delek Logistics 2028 Notes are general unsecured senior obligations of the Co-issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries other than Finance Corp. and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. The Delek Logistics 2028 Notes rank equal in right of payment with all existing and future senior indebtedness of the Co-issuers, and senior in right of payment to any future subordinated indebtedness of the Co-issuers. The Delek Logistics 2028 Notes will mature on June 1, 2028, and interest is payable semi-annually in arrears on each June 1 and December 1, commencing December 1, 2021.
At any time prior to June 1, 2024, the Co-issuers may redeem up to 35% of the aggregate principal amount of the Delek Logistics 2028 Notes with the net cash proceeds of one or more equity offerings by Delek Logistics at a redemption price of 107.125% of the redeemed principal amount, plus accrued and unpaid interest, if any, subject to certain conditions and limitations. Prior to June 1, 2024, the Co-issuers may also redeem all or part of the Delek Logistics 2028 Notes at a redemption price of the principal amount plus accrued and unpaid interest, if any, plus a "make whole" premium, subject to certain conditions and limitations. In addition, beginning on June 1, 2024, the Co-issuers may, subject to certain conditions and limitations, redeem all or part of the Delek Logistics 2028 Notes, at a redemption price of 103.563% of the redeemed principal for the twelve-month period beginning on June 1, 2024, 101.781% for the twelve-month period beginning on June 1, 2025, and 100.00% beginning on June 1, 2026 and thereafter, plus accrued and unpaid interest, if any.
In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Co-issuers will be obligated to make an offer for the purchase of the Delek Logistics 2028 Notes from holders at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.
As of June 30, 2021, we had $400.0 million in outstanding principal amount under the Delek Logistics 2028 Notes, and the effective interest rate was 7.41%.

23 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Reliant Bank Revolver
Delek has an unsecured revolving credit agreement with Reliant Bank (the "Reliant Bank Revolver"). On December 16, 2019, we amended the Reliant Bank Revolver to extend the maturity date to June 30, 2022, reduce the fixed interest rate to 4.50% per annum and increase the revolver commitment amount to $50.0 million. There were no other significant changes to the agreement in connection with this amendment. On December 9, 2020 and June 17, 2021, we amended the Reliant Bank Revolver to modify a required quarterly financial covenant metric; there were no other changes as a result of these amendments. The revolving credit agreement requires us to pay a quarterly fee of 0.50% on an annualized basis on the average unused revolving commitment. As of June 30, 2021, we had $33.0 million outstanding and $17.0 million of unused credit commitments under the Reliant Bank Revolver.
Promissory Notes
Delek had four notes payable (the "Promissory Notes") with various assignees of Alon Israel Oil Company, Ltd., the holder of a predecessor consolidated promissory note, which bore interest at a fixed rate of 5.50% per annum and which, collectively, required annual principal amortization payments of $25.0 million, with a final payment of $20.0 million which was paid at maturity of the Promissory Notes on January 4, 2021.
Restrictive Covenants
Under the terms of our Revolving Credit Facility, Term Loan Credit Facility, Delek Logistics Credit Facility, Delek Logistics 2025 Notes, Delek Logistics 2028 Notes, Reliant Bank Revolver and BHI Agreement, we are required to comply with certain usual and customary financial and non-financial covenants. The terms and conditions of the Revolving Credit Facility include periodic compliance with a springing minimum fixed charge coverage ratio financial covenant if excess availability under the revolver borrowing base is below certain thresholds, as defined in the credit agreement. The Term Loan Credit Facility does not have any financial maintenance covenants. We believe we were in compliance with all covenant requirements under each of our credit facilities as of June 30, 2021.
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
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales pursuant to ASC 815. If we elect the normal purchases and normal sales exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value

24 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
recognized in earnings in the period of change. As of June 30, 2021 and December 31, 2020, and for the three and six months ended June 30, 2021 and June 30, 2020, our commodity fixed-price forward contracts that were accounted for as derivative instruments primarily consisted of contracts related to our Canadian crude trading operations. Since Canadian crude trading activity is not related to managing supply or pricing risk of the actual inventory that will be used in production, such unrealized and realized gains and losses are recognized in other operating income, net rather than cost of materials and other on the accompanying condensed consolidated statements of income.
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
As of June 30, 2021, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
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
The following table presents the fair value of our derivative instruments as of June 30, 2021 and December 31, 2020. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 10 for further information regarding the fair value of derivative instruments (in millions).

		June 30, 2021		December 31, 2020
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives(1)	Other current assets	$22.4	$(3.1)	$48.9	$(24.8)
Commodity derivatives(1)	Other current liabilities	98.2	(122.4)	930.7	(943.8)
Commodity derivatives(1)	Other long-term assets	—	—	2.4	(2.3)
Commodity derivatives(1)	Other long-term liabilities	15.0	(15.2)	415.2	(415.8)
RIN commitment contracts(2)	Other current assets	42.6	—	33.6	—
RIN commitment contracts(2)	Other current liabilities	—	(2.0)	—	(22.5)

Derivatives designated as hedging instruments:
Commodity derivatives (1)	Other current assets	—	—	0.5	(0.3)
Total gross fair value of derivatives		$178.2	$(142.7)	$1,431.3	$(1,409.5)
Less: Counterparty netting and cash collateral(3)		113.4	(121.4)	1,358.3	(1,373.1)
Total net fair value of derivatives		$64.8	$(21.3)	$73.0	$(36.4)
(1)As of June 30, 2021 and December 31, 2020, we had open derivative positions representing 212,533,990 and 159,682,606 barrels, respectively, of crude oil and refined petroleum products. There were no open positions designated as cash flow hedging instruments as of June 30, 2021 and December 31, 2020. Additionally, as of December 31, 2020, we had open derivative positions representing and 22,130,000 MMBTU of natural gas products. There were no open natural gas positions as of June 30, 2021.
(2)As of June 30, 2021 and December 31, 2020, we had open RINs commitment contracts representing 83,460,000 and 282,150,000 RINs, respectively.
(3)As of June 30, 2021 and December 31, 2020, $8.0 million and $14.8 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our hedging derivatives and RINs commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions):

25 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gains (losses) on derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$22.2	$(156.6)	$79.6	$(91.0)
(Losses) gains on commodity derivatives not designated as hedging instruments recognized in other operating income, net (1) (2)	(4.4)	(3.7)	(5.5)	7.9
Realized gains reclassified out of accumulated other comprehensive income and into cost of materials and other on commodity derivatives designated as cash flow hedging instruments	—	2.2	0.2	2.9
Total gains (losses)	$17.8	$(158.1)	$74.3	$(80.2)
(1)     Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $(21.2) million and $(9.4) million for the three and six months ended June 30, 2021, respectively, and $(23.4) million and $28.6 million for the three and six months ended June 30, 2020, respectively.
(2)    See separate table below for disclosures about "trading derivatives."

The effect of cash flow hedge accounting on the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gain (loss) on cash flow hedging relationships recognized in cost of materials and other:
Commodity contracts:
Hedged items	$—	$(2.2)	$(0.2)	$(2.9)
Derivative designated as hedging instruments	—	2.2	0.2	2.9
Total	$—	$—	$—	$—

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2021 or 2020. There were no gains (losses), net of tax, on settled commodity contracts during the three months ended June 30, 2021, and $0.2 million during the six months ended June 30, 2021, and $1.7 million and $2.3 million during the three and six months ended June 30, 2020, respectively, which were reclassified into cost of materials and other in the condensed consolidated statements of income. As of June 30, 2021, we estimate that no amount of deferred gains related to commodity cash flow hedges will be reclassified into cost of materials and other over the next 12 months as a result of hedged transactions that are forecasted to occur.
Total (losses) gains on our trading physical forward contract derivatives (none of which were designated as hedging instruments) recorded in other operating income, net on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Realized gains (losses)	$2.5	$(1.2)	$2.1	$(2.9)
Unrealized gains (losses)	0.8	0.3	0.4	(0.7)
Total	$3.3	$(0.9)	$2.5	$(3.6)

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

26 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Our commodity derivative contracts, which consist of commodity swaps, exchange-traded futures, options and physical commodity forward purchase and sale contracts (that do not qualify as normal purchases or normal sales exception under ASC 815), are valued based on exchange pricing and/or price index developers such as Platts or Argus and are, therefore, classified as Level 2.
Our RINs commitment contracts are future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our Consolidated Net RINs Obligation (as defined in our accounting policies in Note 1 to the audited consolidated financial statements included in Item. 8 Financial Statements and Supplementary Data, of our December 31, 2020 Annual Report on Form 10-K). These RINs commitment contracts (which are forward contracts accounted for as derivatives – see Note 9) are categorized as Level 2, and are measured at fair value based on quoted prices from an independent pricing service.
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
As of and for the six months ended June 30, 2021 and 2020, we elected to account for our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. With respect to the amended and restated Supply and Offtake Agreements, such amendments being effective April 2020 for all the agreements, we apply fair value measurement as follows: (1) we determine fair value for our amended variable step-out liability based on changes in fair value related to market volatility based on a floating commodity-index price, and for our amended fixed step-out liability based on changes to interest rates and the timing and amount of expected future cash settlements where such obligation is categorized as Level 2 Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other, and changes in fair value due to interest rate risk are recorded as a component of interest expense in the condensed consolidated statements of income; and (2) we determine fair value of the commodity-indexed revolving over/short inventory financing liability based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2 and is presented in the current portion of the Obligation under Supply and Offtake Agreements on our condensed consolidated balance sheets. Gains (losses) related to the change in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income.
For all other financial instruments, the fair value approximates the historical or amortized cost basis comprising our carrying value and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$135.6	$—	$135.6
RINs commitment contracts	—	42.6	—	42.6
Total assets	—	178.2	—	178.2
Liabilities
Commodity derivatives	—	(140.7)	—	(140.7)
RINs commitment contracts	—	(2.0)	—	(2.0)
Environmental credits obligation deficit	—	(139.8)	—	(139.8)
J. Aron supply and offtake obligations	—	(496.3)	—	(496.3)
Total liabilities	—	(778.8)	—	(778.8)
Net assets (liabilities)	$—	$(600.6)	$—	$(600.6)

27 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$1,397.7	$—	$1,397.7
RINs commitment contracts	—	33.6	—	33.6
Total assets	—	1,431.3	—	1,431.3
Liabilities
Commodity derivatives	—	(1,387.0)	—	(1,387.0)
RINs commitment contracts	—	(22.5)	—	(22.5)
Environmental credits obligation deficit	—	(59.6)	—	(59.6)
J. Aron supply and offtake obligations	—	(354.1)	—	(354.1)
Total liabilities	—	(1,823.2)	—	(1,823.2)
Net assets (liabilities)	$—	$(391.9)	$—	$(391.9)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of June 30, 2021 and December 31, 2020, $8.0 million and $14.8 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 9 for further information regarding derivative instruments.

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
On April 8, 2021, an action titled CVR Energy Inc. v. Delek US Holdings, Inc., Case No. 2021-0297-JTL, was filed in the Court of Chancery of the State of Delaware. The complaint asserted claims arising out of the Company's response to the plaintiff's demand to inspect certain books and records of the Company purportedly pursuant to Section 220 of the Delaware General Corporation Law. The matter was dismissed on May 13, 2021 by the parties.
One of our Alon subsidiaries was the defendant in a legal action related to an easement dispute arising from a purchase of property that occurred in October 2013. In June 2019, the court found in favor of the plaintiffs and assessed damages against such subsidiary, which were reduced in the fourth quarter of 2019 to $6.4 million. Such amount is included as of June 30, 2021 and December 31, 2020 in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet. The matter is currently under appeal.
On June 19, 2017, the Arkansas Teacher Retirement System filed a lawsuit in the Delaware Court of Chancery (Arkansas Teacher Retirement System v. Alon USA Energy, Inc., et al., Case No. 2017-0453), asserting claims for breach of fiduciary duty in connection with the business combination of Delek US Holdings, Inc. and Alon USA Energy, Inc. Following a mediation, the parties to the litigation have agreed to a settlement and release of all claims of the plaintiff class in exchange for the defendants' agreement to pay $44.8 million into a settlement fund, of which our insurance carriers agreed to fund approximately $42.5 million under the applicable insurance policies and pursuant to varying limits and limitations. The settlement, in which the Company and other defendants expressly deny all assertions of wrongdoing or fault, is subject to approval by the court after notice and a fairness hearing, which is scheduled for October 29, 2021. In addition to the $2.3 million of the settlement that is not covered by insurance, we have accrued $4.2 million as estimated unpaid and remaining legal fees, for a total accrual of approximately $6.5 million as of June 30, 2021. Such amount is included as of June 30, 2021 in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet.

28 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As of June 30, 2021, we have recorded an environmental liability of approximately $112.0 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $2.6 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
We are also subject to various regulatory requirements related to carbon emissions and the compliance requirements to remit environmental credit obligations due to the EPA or other regulatory agencies, the most significant of which relates to the RINs Obligation subject to the EPA’s RFS-2 regulations (as as defined in our accounting policies in Note 1 to the audited consolidated financial statements included in Item. 8 Financial Statements and Supplementary Data, of our December 31, 2020 Annual Report on Form 10-K). The RFS-2 regulations are highly complex and evolving, requiring us to periodically update our compliance systems. As part of our on-going monitoring and compliance efforts, on an annual basis we engage a third party to perform procedures to review our RINs inventory, processes and compliance. The results of such procedures may include procedural findings but may also include findings regarding the usage of RINs to meet past obligations, the treatment of exported RINs, and the propriety of RINs on-hand and related adjustments to our RINs inventory, which (to the extent they are valued) offset our RINs Obligation. Such adjustments may also require communication with the EPA if they involve reportable non-compliance which could lead to the assessment of penalties. Based on management’s review which was completed during the second quarter 2021, we recorded a RINs inventory true-up adjustment during the three and six months ended June 30, 2021 totaling $(12.3) million which increased our recorded RINs Obligation. We have also self-reported our related instances of non-compliance to the EPA, and while we cannot yet estimate the extent of penalties that may be assessed, it is not expected to be material in relation to our total RINs Obligation.
Other Losses and Contingencies
Delek maintains property damage insurance policies which have varying deductibles. Delek also maintains business interruption insurance policies, with varying coverage limits and waiting periods. Covered losses in excess of the deductible and outside of the waiting period will be recoverable under the property and business interruption insurance policies.
El Dorado Refinery Fire
On February 27, 2021, our El Dorado refinery experienced a fire in its Penex unit. Six employees were injured in the fire, which is currently being investigated by the Occupational Safety and Health Administration. Contrary to initial assessments, and despite occurring during the

29 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
early stages of turnaround activity, the facility did suffer operational disruptions as a result of the fire. During the six months ended June 30, 2021, we incurred workers' compensation losses of $3.8 million associated with the fire, which is included in operating expenses in the accompanying condensed consolidated statements of income. Additionally, we recognized accelerated depreciation of $1.0 million in the six months ended June 30, 2021 due to property damaged in the fire, and we continue to incur repair costs that may be recoverable under property and casualty insurance polices. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and may result in the future recognition of insurance recoveries. The extent of any incremental losses is not yet determinable and may also be subject to insurance recoveries.
Winter Storm Uri
During February 2021, the Company experienced a severe weather event ("Winter Storm Uri") which temporarily impacted operations at all of our refineries. Due to the extreme freezing conditions, we experienced reduced throughputs at our refineries as there was a disruption in the crude supply, as well as damages to various units at our refineries requiring additional operating and capital expenditures. The majority of our losses related to Winter Storm Uri resulted from the operational disruptions and related lost profit which are not accruable under ASC 450, Contingencies, but which may be covered under our business interruption insurance policies. Work to determine the full extent of covered business interruption losses, as well as any property and casualty losses, and potential insurance claims is ongoing and may result in the future recognition of insurance recoveries. The extent of any incremental losses is not yet determinable and may also be subject to insurance recoveries.
Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets. There were no material releases that occurred during the six months ended June 30, 2021. For releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. For the release sites that have not yet received regulatory closure, we expect to receive regulatory closure in 2021 and do not anticipate material costs associated with any fines or penalties or to complete activities that may be needed to achieve regulatory closure.
Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our condensed consolidated statements of income.
Letters of Credit
As of June 30, 2021, we had in place letters of credit totaling approximately $305.9 million with various financial institutions securing obligations primarily with respect to our commodity transactions for the refining segment and certain of our insurance programs. There were no amounts drawn by beneficiaries of these letters of credit at June 30, 2021.

Note 12 - Income Taxes
Under ASC 740 we used an estimated annual tax rate to record income taxes for the three and six months ended June 30, 2021 and June 30, 2020. Our effective tax rate was 38.8% and 26.3% for the three and six months ended June 30, 2021, respectively, and (57.3)% and 36.3% for the three and six months ended June 30, 2020, respectively. The difference between the effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 was primarily due to reversal of a valuation allowance for deferred tax assets in partnership investments and federal net operating loss carryback to a prior 35% tax rate year recorded as discrete adjustments during the first and second quarters of 2020 coupled with the impact of changes in the second quarter estimated annual effective tax rate applied to year-to date loss for the six months ended June 30, 2021 and June 30, 2020.
As of December 31, 2020, we recorded a current income tax receivable of $135.6 million and a non-current tax receivable of $20.6 million, related to the federal net operating loss carryback as allowed per the Coronavirus Aid Relief, and Economic Security Act (the "CARES Act") which was enacted in March 2020. The full amount of this federal income tax receivable, totaling $156.2 million, was received in July and August of 2021.

30 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 13 - Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 5). Transactions with our related parties were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Revenues (1)	$19.2	$22.2	$29.6	$29.9
Cost of materials and other (2)	$9.9	$11.4	$25.0	$20.5
(1)Consists primarily of asphalt sales which are recorded in corporate, other and eliminations segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

Note 14 - Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	June 30, 2021	December 31, 2020
Income and other tax receivables	$146.7	$142.0
Short-term derivative assets (see Note 9)	64.8	72.9
Prepaid expenses	24.8	21.8
Other	34.7	19.7
Total	$271.0	$256.4

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	June 30, 2021	December 31, 2020
Product financing agreements	$358.8	$198.0
Consolidated Net RINs Obligation deficit (see Note 10)	139.8	59.6
Crude purchase liabilities	116.4	62.1
Income and other taxes payable	113.4	109.5
Deferred revenue	48.1	16.5
Employee costs	36.1	30.2
Short-term derivative liabilities (see Note 9)	21.1	35.8
Other	45.1	34.7
Total	$878.8	$546.4

Note 15 - Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 and Alon USA Energy, Inc. 2005 Long-Term Incentive Plans (collectively, the "Incentive Plans")
On May 6, 2021, the Company's stockholders approved an amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan that increased the number of shares of common stock available for issuance under this plan by 3,215,000 shares to 14,235,000 shares.
Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $5.7 million and $10.1 million for the three and six months ended June 30, 2021, respectively, and $5.0 million and $10.9 million for the three and six months ended June 30, 2020, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
As of June 30, 2021, there was $45.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years.

31 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
We issued net shares of common stock of 186,937 and 280,793 as a result of exercised or vested equity-based awards during the three and six months ended June 30, 2021, respectively, and 143,044 and 246,463 for the three and six months ended June 30, 2020, respectively. These amounts are net of 88,478 and 147,329 shares withheld to satisfy employee tax obligations related to the exercises and vesting during the three and six months ended June 30, 2021, and 68,944 and 130,449 for the three and six months ended June 30, 2020, respectively
Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") was adopted by the Delek Logistics GP, LLC board of directors in connection with the completion of Delek Logistics' initial public offering in November 2012. The LTIP is administered by the Conflicts Committee of the board of directors of Delek Logistics' general partner. On June 9, 2021, the Delek Logistics GP, LLC board of directors amended the LTIP and increased the number of common units representing limited partner interests in Delek Logistics (the "Common Units") authorized for issuance under this plan by 300,000 Common Units to 912,207 Common Units. The term of the LTIP was also extended to June 9, 2031.
Delek US Holdings, Inc. Employee Stock Purchase Plan
On June 2, 2021, the Company's board of directors adopted the Delek US Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"). The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the U.S. Internal Revenue Code of 1986. The Company authorized the issuance of 2,000,000 shares of common stock under the ESPP. On each purchase date, eligible employees (as defined in the ESPP) can purchase the Company's stock at a price per share equal to 85.0% of the closing price of the Company's common stock on the exercise date, but no less than par value. There are four offering periods of three months during each fiscal year, beginning each January 1st, April 1st, July 1st, and October 1st. No shares of common stock were issued under the ESPP as of June 30, 2021.

Note 16 - Shareholders' Equity
Dividends Suspension
We have elected to suspend dividends beginning in the fourth quarter of 2020 in order to conserve capital.
Stock Repurchase Program
On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases are made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. In the second quarter of 2020, we elected to suspend the share repurchase program. During the six months ended June 30, 2020, 58,713 shares of our common stock were repurchased for a total of $1.9 million; none of which were repurchased during the second quarter of 2020. No repurchases of our common stock were made in the three and six months ended June 30, 2021. As of June 30, 2021, there was $229.7 million of authorization remaining under Delek's aggregate stock repurchase program.
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

32 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
rent or sublease certain real estate and equipment to third parties. Our sublease portfolio consists primarily of operating leases within our retail stores and crude storage equipment.
As of June 30, 2021, $25.5 million of our net property, plant, and equipment balance is subject to an operating lease. This agreement does not include options for the lessee to purchase our leasing equipment, nor does it include any material residual value guarantees or material restrictive covenants. The agreement includes a one-year renewal option and certain variable payment based on usage.
The following table presents additional information related to our operating leases in accordance ASC 842, Leases ("ASC 842"):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Lease Cost
Operating lease costs (1)	$17.8	$15.9	$35.5	$31.6
Short-term lease costs (2)	11.0	6.1	20.5	13.7
Sublease income	(1.9)	(2.0)	(3.8)	(3.9)
Net lease costs	$26.9	$20.0	$52.2	$41.4
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$(17.9)	$(15.9)	$(36.2)	$(31.6)
Leased assets obtained in exchange for new operating lease liabilities	$6.8	$15.4	$14.2	$22.2
Leased assets obtained in exchange for new financing lease liabilities	$0.2	$—	$12.4	$—

			June 30, 2021	June 30, 2020
Weighted-average remaining lease term (years) operating leases			4.9	6.4
Weighted-average remaining lease term (years) financing leases			7.5	N/A
Weighted-average discount rate operating leases (3)			6.4%	6.0%
Weighted-average discount rate financing leases (3)			3.3%	N/A
(1) Includes an immaterial amount of financing lease cost.
(2) Includes an immaterial amount of variable lease cost.
(3) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

Note 18 - Subsequent Events
In July and August 2021, we received a total of $156.2 million in federal income tax refunds related to net operating loss carryback provisions which were enacted under the CARES Act. See Note 12 for additional information.

33 |

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the outbreak of COVID-19, its development into a pandemic in March 2020, and any subsequent mutation of COVID-19 into one or more variants (the "COVID-19 Pandemic" or the "Pandemic") and the actions of members of the Organization of Petroleum Exporting Countries ("OPEC") and other leading oil producing countries (together with OPEC, “OPEC+”), with respect to oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning our planned capital expenditures by segment for 2021, possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
•changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments, including current and future restrictions on commercial and economic activities in response to the COVID-19 Pandemic or future pandemics;
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
•the unprecedented market environment and economic effects of the COVID-19 Pandemic, including uncertainty

34 |

Management's Discussion and Analysis

regarding the timing, pace and extent of economic recovery in the United States ("U.S.") due to the COVID-19 Pandemic;
•general economic and business conditions affecting the southern, southwestern and western U.S., particularly levels of spending related to travel and tourism and the ongoing and future impacts of the COVID-19 Pandemic;
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
•future decisions by OPEC+ members regarding production and pricing and disputes between OPEC+ members regarding the same;
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
The Impact of the COVID-19 Pandemic
The COVID-19 Pandemic has resulted in significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through both voluntary and mandated social distancing, curfews, shutdowns and expanded safety measures have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity which has had a significant impact on the nature and extent of travel. The COVID-19 Pandemic has had a devastating impact on the airline industry, dramatically reducing the number of domestic flights and, due to foreign travel bans and immigration restrictions abroad as well as traveler concerns over exposure, virtually eliminating international travel originating from the U.S. to many parts of the world. Additionally, the COVID-19 Pandemic has had a significant negative impact on motor vehicle activity. As a result, and particularly during 2020, we experienced a decline in the demand for, and thus also the market prices of, crude oil and certain of our products, particularly our refined petroleum products and most notably gasoline and jet fuel. Uncertainty about the duration of the COVID-19 Pandemic has caused periodic storage constraints in the U.S. resulting from over-supply

35 |

Management's Discussion and Analysis

of produced oil. Additionally, significant environmental events, such as extreme weather conditions or natural disasters can impact pipeline accessibility and utilization, other supply sources, as well as demand. While in the last several months, we have seen successful domestic efforts to distribute the COVID-19 vaccine across the U.S., which has led to some improved stability in the capital markets as well as improved pricing in crude oil, refined products, and related forward curves, there continues to be general economic uncertainty, and, accordingly, demand for refined product and for our logistics assets has not yet returned to normal levels. Such uncertainty has been further aggravated by the mutation of the COVID-19 virus into one or more variants and plateauing demand for currently available vaccines. Based on these conditions and events, downward pressure on commodity prices, crack spreads and demand remains a significant risk and could continue for the foreseeable future.
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
Other uncertainties related to the impact of the COVID-19 Pandemic as well as global geopolitical factors may exist that have not been identified or that are not specifically listed above, and could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. The U.S. Federal Government's passage and/or enactment of additional stimulus and relief measures, as well as their future actions may impact the extent to which the risk underlying these uncertainties are realized. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under U.S. Generally Accepted Accounting

36 |

Management's Discussion and Analysis

Principles ("GAAP"), we have considered them in the preparation of our unaudited financial statements as of and for the six months ended June 30, 2021, which are included in Item 1, of this Quarterly Report on Form 10-Q.
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
•Taking advantage of the income and payroll tax relief afforded to us by the Coronavirus Aid Relief, and Economic Security Act (the "CARES Act") or other Pandemic relief legislation;
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
The most significant of these efforts to date as well as specifically identified measures that are anticipated in the near term, in terms of realized or anticipated impact, include the following:
•For the year ended December 31, 2020 pursuant to the provisions of the CARES Act, we recognized $16.8 million of current federal income tax benefit attributable to anticipated tax refunds from net operating loss carryback to prior 35% tax rate years, and deferred $10.9 million of payroll tax payments which will be payable in equal installments in December 2021 and December 2022. Additionally, we recorded a current income tax receivable of $135.6 million and a non-current tax receivable of $20.6 million as of December 31, 2020, related to the net operating loss carryback, all of which was received in the third quarter of 2021.
•We made significant efforts to reduce our capital spending, particularly on growth and non-critical sustaining maintenance projects. See the "Liquidity and Capital Resources" section of Item 2. MD&A for further information.
•In light of the weak macro-economic environment, we elected to pull forward turnaround work into the fourth quarter of 2020 on certain units at our Krotz Springs refinery that was conducted on a straight-time basis. This allowed us to continue running the more profitable units of the refinery and should help improve economics toward a break-even level. We completed this turnaround work late in the first quarter 2021 and have since returned to normalized production.
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
•Finally, we elected to suspend share repurchases and dividends beginning in the second and fourth quarters of 2020, respectively, in order to conserve capital. We expect this will help us maintain our liquidity and manage our cost of capital impacted by the Pandemic, and we believe it will provide us with flexibility to pursue opportunities to provide value to investors with respect to our stock price, which we believe is undervalued.
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

37 |

Management's Discussion and Analysis

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
Other Significant Events
During February 2021, the Company experienced a severe weather event ("Winter Storm Uri") which temporarily impacted operations at all of our refineries. Due to the extreme freezing conditions, and despite the acceleration of planned and ongoing turnaround work at the El Dorado and Krotz Spring refineries (which provided some mitigation), we experienced reduced throughputs at our refineries as there was a disruption in the crude supply, increases in natural gas costs, as well as damages to various units at our refineries requiring additional operating and capital expenditures.
On February 27, 2021, our El Dorado refinery experienced a fire in its Penex unit, in which six Delek employees were injured. Our on-site emergency response team, with the assistance of the El Dorado Fire Department, extinguished the fire, and we immediately began to monitor the air quality within the refinery and the community. The incident is currently being investigated by the Occupational Safety and Health Administration and Chemical Safety Board. Contrary to initial assessments, and despite occurring during the early stages of turnaround activity, the facility did suffer operational disruptions as a result of the fire.
Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and is expected to result in the future recognition of insurance recoveries. The extent of any incremental losses is not yet determinable and may also be subject to insurance recoveries. (See Note 11 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about losses incurred and related insurance coverages).

Refining Overview
The refining segment (or "Refining") processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day as of June 30, 2021. A high-level summary of the refinery activities is presented below:

	Tyler, Texas refinery (the "Tyler refinery")	El Dorado, Arkansas refinery (the "El Dorado refinery")	Big Spring, Texas refinery (the "Big Spring refinery")	Krotz Springs, Louisiana refinery (the "Krotz Springs refinery")
Total Nameplate Capacity (barrels per day ("bpd"))	75,000	80,000 (1)	73,000	74,000
Primary Products	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, petroleum coke and sulfur	Gasoline, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, asphalt and sulfur	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, aromatics and sulfur	Gasoline, jet fuel, high-sulfur diesel, light cycle oil, liquefied petroleum gases, propylene and ammonium thiosulfate
Relevant Crack Spread Benchmark	Gulf Coast 5-3-2	Gulf Coast 5-3-2 (2)	Gulf Coast 3-2-1 (3)	Gulf Coast 2-1-1 (4)
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

(1)     While the El Dorado refinery has a total nameplate capacity of 80,000 bpd, in order to qualify for the small refinery exemption under the EPA’s Renewable Fuel Standards regulations total output cannot exceed 75,000 bpd. We currently expect that the El Dorado refinery’s output will remain under the 75,000 bpd threshold in the current economic environment.
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

38 |

Management's Discussion and Analysis

Logistics Overview
Our logistics segment (or "Logistics") gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and West Texas for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), where we owned an 80.0% interest in Delek Logistics at June 30, 2021. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's pipelines and transportation business owns or leases capacity on approximately 400 miles of crude oil transportation pipelines, approximately 450 miles of refined product pipelines, and an approximately 900-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 10.2 million barrels of active shell capacity. It also owns and operates nine light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 264 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.

Retail Overview
Our retail segment (or "Retail") at June 30, 2021 includes the operations of 252 owned and leased convenience store sites located primarily in Central and West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline and diesel under the DK or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money grams to the public, primarily under the 7-Eleven and DK or Alon brand names pursuant to a license agreement with 7-Eleven, Inc. In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination and subsequent amendment require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the termination. As of June 30, 2021, we have removed the 7-Eleven brand name at 57 of our store locations. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In connection with our Retail strategic initiatives, we closed or sold 46 under-performing or non-strategic store locations since the fourth quarter of 2018.
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

39 |

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
Having taken into account the significance of the economic impact of the COVID-19 Pandemic and the OPEC production disputes in early 2020, our strategy continued to focus on the following objectives during the first six months of 2021:
I.     Safety and wellness.
II.    Reliability and integrity.
III.    Systems and processes.
IV.    Risk-based decision making.
V.     Positioning for growth.
As we look to the remainder of the year and the economic environment that is emerging, and while our core values continue to be the bedrock of the Company's operations and focus, we are actively reviewing our strategies and related operational objectives and will consider the need for changes in order to address the evolving industry and market, while ensuring that we continue to appropriately consider and capitalize on our operational strengths and strategic positioning.
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
2021 Developments
Our principle focus during 2021 has been to execute on the following initiatives, consistent with those discussed above in the context of the COVID-19 Pandemic:
•effectively implementing and executing on our operating cost savings initiatives;
•continuing to be focused on controlling capital expenditures;
•focusing on operating efficiently;
•continuing to position ourselves to manage our supply chain risk, our customer risk and our liquidity sources;
•continuing to maintain a strong retail business; and
•with our sights also set on recovery from the Pandemic and the future, continuing to explore and investigate potential growth opportunities for midstream or other lines of business.
While, as previously noted above, COVID-19 conditions seem to be improving, we were faced with some unprecedented challenges which required our focus during the first half of 2021, including the effects of Winter Storm Uri as well as the El Dorado fire (described above). These events continue to be a significant area of focus as we continue to work on identifying and estimating losses (both realized and incurred and unrealized lost profit) in order to aggressively pursue insurance recoveries under our existing policies. We believe that managing the efforts listed above, plus managing through the disruption caused by these two unexpected events, were critical to managing our results in this continued challenging environment.
Our RINs cost and RINs Obligation have been negatively impacted during 2021 and as of June 30, 2021 by rapidly escalating RINs prices which resulted from an unfavorable ruling against companies previously granted the EPA's Small Refinery Exemptions (or "SREs") under

40 |

Management's Discussion and Analysis

the Renewable Fuel Standard (the "RFS") which governs RINs volume obligations for U.S. hydrocarbon refining companies. Additionally, the industry has been faced with worsening environmental regulatory sentiment in Washington, D.C. following the change in the presidential administration in January 2021 has continued to put upward pressure on RIN prices. The 10th Circuit Court of Appeals ruling, which was subsequently appealed and (for the majority of the period) was waiting to be heard by the U.S. Supreme Court, stalled the approval of 2019 SRE applications already submitted (inclusive of SRE applications for each of our four refineries) and led to the postponement of 2020 SRE applications. Because of these delays and uncertainties, the EPA issued, by Final Rule, extensions on the compliance deadline under the RFS as well as the deadline for submission of the obligated party attestation reports, as follows: the 2019 compliance deadline was extended to November 30, 2021, and the submission deadline for the related report was extended to June 1, 2022, for small refineries; and the 2020 compliance deadline was extended to January 31, 2021, and the submission deadline for the related report was extended to June 1, 2022, for small refineries. While the uncertainty regarding the likelihood of SREs persisted, the RINs prices increased significantly, leaving our outlook regarding our ability to capture crack spreads, as well as those of many other downstream companies, also very uncertain. In late June 2021, the U.S. Supreme Court overturned the previous appeals court's ruling regarding RINs, resulting in market optimism that the stalled SRE applications from 2019, as well as new applications for 2020, may be granted, based on the published criteria. Immediately following this ruling, we undertook efforts to prepare 2020 SRE applications for our refineries and we submitted them in August 2021.
While we cannot know the outcome of our SRE applications, we have a history of being granted the waivers for all four refineries, but most often the Krotz Springs and El Dorado refineries. In 2018, we were granted SREs for our Tyler, Krotz Springs and El Dorado refineries. Additionally, while our current Net RINs Obligation reflects current RINs market prices as of June 30, 2021, the financial statement impact, including both the income statement and net cash impact, of any future receipt of SRE(s) is not determinable because of the complexity of the Net RINs Obligation and related transactions, where such financial statement impact is dependent upon the following: (1) which refineries receive exemptions; (2) the composition of those specific Net RINs Obligation (in terms of the vintages of RINs we currently own versus the waived RINs Obligation) and the related market prices at the date each exemption is granted; (3) the composition of our RINs forward commitment contracts that may be settled or positions closed as a result of any exemption and the related gains or losses; (4) the settlement requirements of related RINs product financing arrangements; and (5) the quantity of and dates at which excess RINs can be sold and the sales price (see also Note 9, Note 10 and Note 14 to the condensed consolidated financial statements included as well as our related accounting policies related to RINs included in Note 2 to the audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of our December 31, 2020 Annual Report on Form 10-K). We note that our total gross RINs Obligation for 2020, for all four refineries, was approximately 340 million RINs, across several RIN categories, and that receipt of any SREs could result in significant benefit, both in terms of income statement effect and cash flows.
Regardless of whether we expect to be granted SREs, we continue to actively manage our RINs inventory portfolio as well as monitor prices and positions on existing and expected RINs Obligations to mitigate our income statement and cash flow exposure. See additional discussion of the effect of RINs prices and volatility on our refining margins in the "Market Trends" section below.
In addition to these management efforts, we successfully executed on several strategic opportunities as described below.
Delek US Holdings, Inc. Employee Stock Purchase Plan
In June 2021, the Company's board of directors adopted the Delek US Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"). The ESPP is structured as a qualified employee stock purchase plan. The Company authorized the issuance of 2,000,000 shares of common stock under the ESPP. On each purchase date, eligible employees (as defined in the ESPP) can purchase the Company's stock at a price per share equal to 85.0% of the closing price of the Company's common stock on the exercise date, but no less than par value. There are four offering periods of three months during each fiscal year, beginning each January 1st, April 1st, July 1st, and October 1st. (See further discussion in Note 15 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).
Delek Logistics 2028 Notes
On May 24, 2021, Delek Logistics and its wholly owned subsidiary Delek Logistics Finance Corp. (“Finance Corp.” and together with Delek Logistics, the “Co-issuers”), sold $400.0 million in aggregate principal amount of the Co-issuers 7.125% Senior Notes due 2028 (the “Delek Logistic 2028 Notes”) at par, pursuant to an indenture with U.S. Bank, National Association as trustee. The Delek Logistics 2028 Notes are general unsecured senior obligations of the Co-issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Guarantors and will be unconditionally guaranteed on the same basis by certain of the Delek Logistics’ future subsidiaries. The Delek Logistic 2028 Notes rank equal in right of payment with all existing and future senior indebtedness of the Co-issuers, and senior in right of payment to any future subordinated indebtedness of the Co-issuers. The Delek Logistic 2028 Notes will mature on June 1, 2028, and interest is payable semi-annually in arrears on each June 1 and December 1, commencing December 1, 2021. (See further discussion in Note 8 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

41 |

Management's Discussion and Analysis

Exclusive Supply Agreement
In May 2021, we executed an exclusive supply and strategic relationship agreement with Baker Petrolite LLC (an affiliate of Baker Hughes Company) ("Baker"). The agreement provides that, under certain circumstances, Baker will supply certain chemicals exclusively to us within a defined territory. Those chemicals allow us, through blending competencies utilizing proprietary intellectual property, to clarify slurry which can then be used in International Maritime Organization-compliant products. The agreement has a 5-year initial term and a 5-year extension option.
Market Trends
Our results of operations are significantly affected by fluctuations in the prices of certain commodities, including, but not limited to, crude oil, gasoline, distillate fuel, biofuels, natural gas and electricity, among others. Historically, the impact of commodity price volatility on our refining margins (as defined in our "Non-GAAP Measures" in MD&A Item 2.), specifically as it relates to the price of crude oil as compared to the price of refined products and timing differences in the movements of those prices (subject to our inventory costing methodology), as well as location differentials, may be favorable or unfavorable compared to peers. Additionally, our refining margin profitability is impacted by regulatory factors, including the cost of RINs.
During the first half of 2021, despite improved consumer demand resulting from stabilization in cases during much of the period and across much of the country, and corresponding to the availability of vaccines, improvements in domestic refining margins have been slow. This is largely attributable to the increasing supply from international markets where consumer demand improvement has lagged behind the U.S and, similarly, the closing of much of the U.S. export arbitrage. The U.S. market for transportation fuels has attracted higher infusion of international supply due in part to supply disruptions in the U.S. that occurred during the first six months of 2021. In February 2021, the operations of many U.S. refineries, including ours, were temporarily disrupted due to the negative effects arising out of Winter Storm Uri. This contributed to a significant depletion of transportation fuel inventories throughout much of the country. Additionally, in May 2021, there was a cybersecurity incident with the Colonial Pipeline which resulted in pipeline shutdowns that interrupted supply to much of the eastern U.S. for six days, and which caused disruption for Delek primarily at our Krotz Springs refinery. As a result of both of these events, the U.S. market attracted higher levels of supply from international markets, which diluted price increases and associated refining margins.
Furthermore, while there have been improving crack spreads during 2021, driven largely by the improvement in domestic consumer demand and the modest economic improvement and outlook associated with stabilizing Pandemic uncertainties, the ability of U.S. refiners to capture those improvements were significantly dampened by sharply increasing RIN prices. As previously discussed, the RINs market was impacted by last year's judicial rulings imposing limitations on smaller refinery's abilities to qualify for the EPA's SREs under the RFS, combined with worsening environmental regulatory sentiment coming out of Washington, D.C.. These conditions were pervasive for the majority of the first half of 2021. Following the June 2021 U.S. Supreme Court reversal of the lower court's ruling, however, there was a notable improvement in market optimism that existing SRE applications from 2019, as well as new applications for 2020, may be granted. While it is possible that SREs may be granted before the extended compliance deadlines, refining companies in the U.S. likely will not see much impact to RINs prices and, accordingly, refining margins until the EPA actually begins granting SREs on a relatively widespread basis.
See below for further discussion on how certain key market trends impact our refining margins.

Crude Prices
WTI crude oil represents the largest component of our crude slate at all of our refineries, and can be sourced through our gathering channels or optimization efforts from Midland, Texas or Cushing, Oklahoma. The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods in 2020 and for the two quarterly periods in 2021. As shown in the historical graph, WTI Midland crude prices can be favorable or unfavorable as compared to WTI Cushing.

42 |

Management's Discussion and Analysis

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
The chart below illustrates the differentials of both Brent crude oil and WTI Midland crude oil as compared to WTI Cushing crude oil as well as WTI Cushing as compared to Louisiana Light Sweet crude oil ("LLS") for each of the quarterly periods in 2020 and for the two quarterly periods in 2021.

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
The charts below illustrate the quarterly average prices of Gulf Coast Gasoline (CBOB), U.S. High Sulfur Diesel ("HSD") and U.S. Ultra Low Sulfur Diesel ("ULSD") for each of the quarterly periods in 2020 and for the two quarterly periods in 2021.

43 |

Management's Discussion and Analysis

Crack Spreads
Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks/crude oil and the resultant refined products. Generally, a crack spread represents the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel.
The table below reflects the quarterly average Gulf Coast 5-3-2 ULSD, 3-2-1 and 2-1-1 crack spreads for each of the quarterly periods in 2020 and for the two quarterly periods in 2021. As the chart illustrates, the 3-2-1 crack spread has consistently outperformed the 5-3-2 and the 2-1-1 crack spreads. When market conditions consist of near-capacity throughputs and no significant outages, our Big Spring refinery, whose benchmark is the 3-2-1 crack spread, should outperform our other refineries in terms of refining margin, which are benchmarked against either the 5-3-2 or the 2-1-1 crack spreads.

RIN Volatility
Environmental regulations and the political environment continue to affect our refining margins in the form of volatility in the cost of RINs. On a consolidated basis, we work to balance our RINs Obligation in order to minimize the effect of RINs on our results. While we generate RINs in both our refining and logistics segments through our ethanol blending and biodiesel production and blending, our refining segment still needs to purchase additional RINs to satisfy its obligations. The cost to purchase these additional RINs is a significant cash outflow for our business. Additionally, increases in the market prices of RINs generally adversely affect our results of operations through changes in fair value to our existing RINs Obligation, to the extent we do not have offsetting RINs inventory on hand or effective economic hedges through net forward purchase commitments. The volatility of RINs prices is highly sensitive to regulatory and political influence and conditions, and therefore often does not correlate to movements in crude oil prices, refined product prices or crack spreads. Additionally, the pricing of RINs and the resulting impact on a refiner's margins is dependent on the type of refined product produced. Furthermore, RIN prices are impacted by market expectations regarding whether the EPA may grant certain SREs. The 2020 unfavorable SRE judicial rulings, as well as the recent changes in regulatory sentiment following the presidential administration change, have caused significant increases in RINs prices to levels not seen in many years. Because of the volatility in RINs prices, it is not possible to predict future RINs cost with certainty, and movements in RIN prices can have significant and unanticipated adverse effects on our refining margins that are outside of our control.
The chart below illustrates the volatility in RINs beginning with the first quarter of 2020 through the second quarter of 2021.

44 |

Management's Discussion and Analysis

Contractual Obligations
Information regarding our known contractual obligations and commercial commitments of the types described below as of June 30, 2021, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable obligations	$46.4	$353.8	$1,477.5	$400.0	$2,277.7
Interest(1)	94.4	176.0	101.8	57.0	429.2
Operating lease commitments(2)(6)	127.4	385.5	172.3	149.4	834.6
Product financing commitments(3)	358.8	—	—	—	358.8
Transportation agreements(4)	138.4	222.4	189.0	80.8	630.6
J. Aron supply and offtake obligations (5)	15.5	336.8	—	—	352.3
Total	$780.9	$1,474.5	$1,940.6	$687.2	$4,883.2
(1) Expected interest payments on debt outstanding at June 30, 2021. Floating interest rate debt is calculated using June 30, 2021 rates. For additional information, see Note 8 of our condensed consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of June 30, 2021.
(3) Balances consist of contractual obligations under RINs product financing arrangements.
(4) Balances consist of obligations under agreements with third parties (not including Delek Logistics) for the transportation of crude oil to our refineries.
(5) Balances consists of contractual obligations under the J. Aron Supply and Offtake Agreements, including annual fees and principal obligation for the Baseline Volume Step-Out Liability. For additional information, see Note 7 of our condensed consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(6) Includes an immaterial amount of financing lease cost.

Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments or estimates. Based on this definition and as further described in our 2020 Annual Report on Form 10-K, we believe our critical accounting policies include the following: (i) estimating our quarterly inventory adjustments using the last-in, first-out valuation method for the Tyler refinery, (ii) evaluating impairment for property, plant and equipment and definite life intangibles, (iii) evaluating potential impairment of goodwill, (iv) estimating environmental expenditures, and (v) estimating asset retirement obligations. Additionally, we have identified the following critical accounting policy that impacts the six months ended June 30, 2021:
Under Accounting Standards Codification ("ASC") 740, Income Taxes (“ASC 740”), we use an estimated annual effective tax rate ("AETR") to record income taxes. The development of the estimated AETR involves significant judgment, particularly early in the year and in times of economic uncertainty. As of and during the six months ended June 30, 2021, our estimates of the expected AETR reflected inputs which are subject to judgment including (but not necessarily limited to) the following:
•Forecasted pre-tax GAAP income or loss for the year
•Estimates of expected permanent differences in GAAP income or loss and taxable income or loss for the year
•Forecasted capital expenditures for the year and future years (where such activities were significantly impacted by the recent weather event and can likewise be impacted by unanticipated events)
•Expected applicable jurisdictional tax rates
•Estimated impact of possible deduction and tax credit limitations
•Estimates regarding net operating losses, carryback and carryforward provisions (and limitations) and valuation allowances
All of these inputs are subject to significant judgment and assumptions about future events impacting 2021, some of which are based on historical trends and results, operational plans, and projections regarding future pricing and profitability (where we utilize third party forward curves and pricing sources, where possible, but where expectations regarding capture rates and other factors involve judgment). We also note that, while economic conditions affecting our industry and industry outlooks related to COVID-19 are stabilizing and improving, there remains a level of uncertainty related to COVID-19 and the expectations for recovery that increases the level of judgment involved with some of these assumptions. Accordingly, where appropriate, we may consider the probability of certain components in determining what

45 |

Management's Discussion and Analysis

we believe to be a reasonable estimate based on conditions and events that were in existence as of our reporting date, which may also involve the use of significant management judgment. Furthermore, many of our assumptions are inter-relational, where changing one assumption can impact other assumptions (e.g., in terms of the applicability of or limitations under various tax code provisions).
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
We have developed and utilized methodologies and rationales for the development of our assumptions, subject to internal controls and sensitivity or probability assessments, as appropriate, and we believe our process provides a reasonable basis for our estimated AETR as well as the income taxes as of and for the six months ended June 30, 2021.
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
Non-GAAP Reconciliations
The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin

Refining Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues	$2,415.7	$1,077.0	$4,155.8	$2,804.9
Cost of sales	2,486.6	1,062.1	4,300.0	3,117.6
Gross margin	(70.9)	14.9	(144.2)	(312.7)
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	113.8	88.7	227.4	200.4
Depreciation and amortization	51.0	44.8	103.1	82.0
Refining margin	$93.9	$148.4	$186.3	$(30.3)

46 |

Management's Discussion and Analysis

Summary Financial and Other Information
The following table provides summary financial data for Delek:
Summary Statement of Operations Data (in millions)(1)

Consolidated
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues	$2,191.5	$1,535.5	$4,583.7	$3,356.7
Total operating costs and expenses	2,276.9	1,512.7	4,749.2	3,695.4
Operating (loss) income	(85.4)	22.8	(165.5)	(338.7)
Total non-operating expense (income), net	33.1	(39.8)	56.7	(11.2)
(Loss) income before income tax benefit	(118.5)	62.6	(222.2)	(327.5)
Income tax benefit	(46.0)	(35.9)	(58.4)	(119.0)
Net (loss) income	(72.5)	98.5	(163.8)	(208.5)
Net income attributed to non-controlling interests	8.6	10.8	15.9	18.2
Net (loss) income attributable to Delek	$(81.1)	$87.7	$(179.7)	$(226.7)
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

Results of Operations
Consolidated Results of Operations — Comparison of the Three and Six Months Ended June 30, 2021 versus the Three and Six Months Ended June 30, 2020
Net Loss
Q2 2021 vs. Q2 2020
Consolidated net loss for the second quarter of 2021 was $72.5 million compared to net income of $98.5 million for the second quarter of 2020. Consolidated net loss attributable to Delek for the second quarter of June 30, 2021 was $81.1 million, or $(1.10) per basic share, compared to net income of $87.7 million, or $1.19 per basic share, for the second quarter 2020. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.
YTD 2021 vs. YTD 2020
Consolidated net loss for the six months ended June 30, 2021 was $163.8 million compared to net loss of $208.5 million for the six months ended June 30, 2020. Consolidated net loss attributable to Delek for the six months ended June 30, 2021 was $179.7 million, or $(2.43) per basic share, compared to a net loss of $226.7 million, or $(3.08) per basic share, for the six months ended June 30, 2020. Explanations for significant drivers impacting net loss as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
Q2 2021 vs. Q2 2020
In the second quarters of 2021 and 2020, we generated net revenues of $2,191.5 million and $1,535.5 million, respectively, an increase of $656.0 million, or 42.7%. The increase in net revenues was primarily driven by the following factors:

47 |

Management's Discussion and Analysis

•in our refining segment, increases in the average price of U.S. Gulf Coast gasoline of 145.4%, ULSD of 114.7%, and HSD of 128.2%;
•in our logistics segment, increases in the average volumes of gasoline and diesel sold and in the average sales prices per gallon of gasoline and diesel sold in our West Texas marketing operations; and
•in our retail segment, increases in fuel sales primarily attributable to a 61.8% increase in average price charged per gallon sold.
YTD 2021 vs. YTD 2020
For the six months ended June 30, 2021 and 2020, we generated net revenues of $4,583.7 million and $3,356.7 million, respectively, an increase of $1,227.0 million, or 36.6%. The increase in net revenues was primarily driven by the following factors:
•in our refining segment, increases in the average price of U.S. Gulf Coast gasoline of 81.3%, ultra-low sulfur diesel of 54.0%, and high-sulfur diesel of 52.2%;
•in our logistics segment, increases in the average sales prices per gallon of gasoline and diesel sold in our West Texas marketing operations, as well increased revenues associated with agreements executed in six months ended June 30, 2020, partially offset by decreased throughputs due to the impact of Winter Storm Uri; and
•in our retail segment, increases in fuel sales primarily attributable to a 34.1% increase in average price charged per gallon sold.

Total Operating Costs and Expenses
Cost of Materials and Other
Q2 2021 vs. Q2 2020
Cost of materials and other was $1,995.8 million for the second quarter of 2021 compared to $1,277.8 million for the second quarter of 2020, an increase of $718.0 million, or 56.2%. The net increase in cost of materials and other was primarily driven by the following:
•increases in cost of crude oil feedstocks at the refineries, including a 122.3% increase in the average cost of WTI Cushing crude oil and a 123.1% increase in the average cost of WTI Midland crude oil;
•increases in average RINs costs during the second quarter of 2021 compared to the second quarter of 2020;
•the benefit of $9.7 million related to the change in pre-tax inventory valuation recognized during the second quarter of 2021 compared to $203.1 million recognized during the second quarter of 2020;
•increases in the average volumes and average cost per gallon of gasoline and diesel sold in our West Texas marketing operations; and
•an increase in retail cost of materials and other due to 86.5% increase in average cost per gallon sold applied to higher fuel sales volumes.
Such increases were partially offset by the following:
• a decrease in commodity hedging losses to a loss of $22.9 million recognized during the second quarter of 2021 from a loss of $153.7 million recognized during the second quarter of 2020.
YTD 2021 vs. YTD 2020
Cost of materials and other was $4,201.3 million for the six months ended June 30, 2021 compared to $3,188.4 million for the six months ended June 30, 2020, an increase of $1,012.9 million, or 31.8%. The net increase in cost of materials and other was primarily driven by the following:
•increases in cost of crude oil feedstocks at the refineries, including a 64.0% increase in the average cost of WTI Cushing crude oil and a 65.5% increase in the average cost of WTI Midland crude oil;
•increases in average RINs costs during the six months ended June 30, 2021 compared to the six months ended June 30, 2020;
•an increase in hedging gains to a loss of $28.2 million recognized during the six months ended June 30, 2021 from a loss of $89.2 million recognized during the six months ended June 30, 2020;
•increases in the average cost per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations; and
•an increase in retail fuel cost of materials and other primarily attributable to a 41.9% increase in average cost per gallon sold.
Such increases were partially offset by the following:
•the benefit (expense) of $30.1 million related to the change in pre-tax inventory valuation recognized during the six months ended June 30, 2021 compared to $(75.1) million recognized during the six months ended June 30, 2020.

48 |

Management's Discussion and Analysis

Operating Expenses
Q2 2021 vs. Q2 2020
Operating expenses were $161.1 million for the second quarter of 2021 compared to $127.8 million for the second quarter of 2020, an increase of $33.3 million, or 26.1%. The increase in operating expenses was primarily driven by the following:
•an increase in variable costs partially due to higher natural gas and electric costs at our refineries as well as higher chemical and catalyst costs driven by lower comparable year period at our Krotz Springs refinery; and
•increases in maintenance, outside services and lease costs due to continued costs associated with Winter Storm Uri as well as unit outages at certain of our refineries.
YTD 2021 vs. YTD 2020
Operating expenses were $310.4 million for the six months ended June 30, 2021 compared to $282.3 million for the six months ended June 30, 2020, a increase of $28.1 million, or 10.0%. The increase in operating expenses was primarily driven by the following:
•an increase in variable expenses primarily associated with higher natural gas costs during the February 2021 severe freezing conditions that affected most of the regions where we operate; and
•increases in maintenance, outside services and lease costs due to continued costs associated with Winter Storm Uri as well as unit outages at certain of our refineries.
Such increases were partially offset by the following:
•a decrease in expenses at our El Dorado refinery due to current year turnaround activities; and
•decreases related to certain cost-cutting measures.
General and Administrative Expenses
Q2 2021 vs. Q2 2020
General and administrative expenses were $58.6 million for the second quarter of 2021 compared to $61.7 million for the second quarter of 2020, a decrease of $3.1 million, or 5.0%. The decrease in general and administrative expense was primarily driven by the following:
•a decrease in contract services due to additional legal and consulting services associated with the drop downs in prior year and cost reduction measures.
YTD 2021 vs. YTD 2020
General and administrative expenses were $105.7 million and $127.4 million for the six months ended June 30, 2021 and 2020, respectively, a decrease of $21.7 million, or 17.0%. The decrease in general and administrative expense was primarily driven by the following:
•a decrease in employee expenses partially due to additional severance costs incurred in prior year and suspension of matching contributions to our 401(k) plan for the six months ended June 30, 2021 while the plan was still in place during the six months ended June 30, 2020;
•a decrease in contract services due to additional legal and consulting services associated with the drop downs in prior year and cost reduction measures; and
•a decrease in travel related expense due to travel restrictions in place as a result of the COVID-19 Pandemic.
Depreciation and Amortization
Q2 2021 vs. Q2 2020
Depreciation and amortization (included in both cost of sales and other operating expenses) was $66.3 million for the second quarter of 2021 compared to $59.6 million for the second quarter of 2020, an increase of $6.7 million, or 11.2%. This increase was primarily due to depreciation associated with assets added during the El Dorado refinery turnaround in the first quarter of 2021, as well as other refining assets placed in service.
YTD 2021 vs. YTD 2020
Depreciation and amortization (included in both cost of sales and other operating expenses) was $134.8 million compared to $112.2 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $22.6 million, or 20.1%, primarily due to depreciation associated with assets added during the Big Spring refinery turnaround in the first quarter of 2020 and the El Dorado refinery turnaround in 2021, as well as other refining assets placed in service.

49 |

Management's Discussion and Analysis

Other Operating Income, Net
Q2 2021 vs. Q2 2020
Other operating income, net decreased by $9.3 million in the second quarter of 2021 to $4.9 million compared to $14.2 million in the second quarter of 2020.
YTD 2021 vs. YTD 2020
Other operating income, net decreased by $11.9 million during the six months ended June 30, 2021 to $3.0 million compared to $14.9 million during the six months ended June 30, 2020.

Non-operating Expenses, Net
Interest Expense
Q2 2021 vs. Q2 2020
Interest expense increased by $3.4 million, or 11.4%, to $33.2 million in the second quarter of 2021 compared to $29.8 million in the second quarter of 2020, primarily driven by the following:
•an increase in the average effective interest rate of 0.28% in the second quarter of 2021 compared to the second quarter of 2020 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding); and
•an increase in net average borrowings outstanding (including the obligations under the Supply and Offtake Agreements which have an associated interest charge) of approximately $128.7 million in the second quarter of 2021 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the second quarter of 2020.
YTD 2021 vs. YTD 2020
Interest expense decreased by $3.3 million, or 5.0%, to $62.8 million during the six months ended June 30, 2021 compared to $66.1 million during the six months ended June 30, 2020, primarily driven by the following:
• a decrease in the average effective interest rate of 0.36% during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding), partially offset by an increase in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $64.9 million during the six months ended June 30, 2021 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the six months ended June 30, 2020.
Results from Equity Method Investments
Q2 2021 vs. Q2 2020
We recognized income of $6.8 million from equity method investments during the second quarter of 2021, compared to $10.7 million for the second quarter of 2020, a decrease of $3.9 million. This decrease was primarily driven by the following:
•a decrease in income from our investment in W2W Holdings LLC to a loss of $3.9 million in the second quarter of 2021 from a loss of $0.9 million in the second quarter of 2020.
YTD 2021 vs. YTD 2020
During the six months ended June 30, 2021, we recognized income of $11.6 million from equity method investments, compared to $15.8 million for the six months ended June 30, 2020, an decrease of $4.2 million. This decrease was primarily driven by the following:
•decrease in income from our logistics' equity method investments due to lower volumes as the impact of the February 2021 Winter Storm Uri was pervasive across all of our equity method investments' pipeline systems; and
•a decrease in income from our investment in W2W Holdings LLC to a loss of $4.1 million in the second quarter of 2021 from a loss of $2.0 million in the second quarter of 2020.
Other
During the three and six months ended June 30, 2020, we recognized a gain of $56.9 million on the sale of our non-operating refinery located in Bakersfield, California. See Note 2 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information.

50 |

Management's Discussion and Analysis

Income Taxes
Q2 2021 vs. Q2 2020
Income tax benefit increased by $10.1 million in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•a pre-tax loss of $118.5 million in the second quarter of 2021, as compared to income of $62.6 million for the second quarter of 2020; and
•an increase in our effective tax rate which was 38.8% for the second quarter of 2021, compared to (57.3)% for the second quarter of 2020 primarily due to the following:
◦2020 federal net operating loss carryback to a prior 35% tax rate year creating a 14% rate benefit reported as a discrete adjustment in the second quarter of 2020; and
◦changes in the second quarter estimated AETR applied to year-to-date loss for the second quarter of 2020 exceeded changes in AETR applied to year-to-date loss for the second quarter of 2021.
YTD 2021 vs. YTD 2020
Income tax benefit decreased by $60.6 million during the six months ended June 30, 2021 compared to the same period for 2020, primarily driven by the following:
•pre-tax loss of $222.2 million in the six months ended June 30, 2021, as compared to pre-tax loss of $327.5 million for the six months ended June 30, 2020; and
•a decrease in our effective tax rate which was 26.3% for the six months ended June 30, 2021, compared to 36.3% for the six months ended June 30, 2020 primarily due to the following:
◦2020 federal net operating loss carryback to a prior 35% tax rate year creating a 14% rate benefit reported as a discrete adjustment in the second quarter of 2020; and
◦the reversal of a valuation allowance attributable to book-tax basis differences in partnership investments reported as a discrete benefit in the first quarter of 2020.

51 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

Refining Segment Margins
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues	$2,415.7	$1,077.0	$4,155.8	$2,804.9
Cost of materials and other	2,321.8	928.6	3,969.5	2,835.2
Refining margin	93.9	148.4	186.3	(30.3)
Operating expenses (excluding depreciation and amortization)	113.8	88.7	227.4	200.4
Contribution margin	$(19.9)	$59.7	$(41.1)	$(230.7)

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

52 |

Management's Discussion and Analysis

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

53 |

Management's Discussion and Analysis

Refinery Statistics
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Tyler, TX Refinery
Days in period	91	91	181	182
Total sales volume - refined product (average barrels per day)(1)	77,529	69,746	75,389	72,364
Products manufactured (average barrels per day):
Gasoline	37,495	37,225	38,522	38,633
Diesel/Jet	30,449	27,897	29,102	27,650
Petrochemicals, LPG, natural gas liquids ("NGLs")	2,079	3,216	1,903	2,604
Other	1,633	1,319	1,552	1,281
Total production	71,656	69,657	71,079	70,168
Throughput (average barrels per day):
Crude Oil	72,639	64,408	68,718	65,187
Other feedstocks	(384)	5,848	2,779	5,648
Total throughput	72,255	70,256	71,497	70,835
Total refining revenue ($ in millions)	$625.0	$251.8	$1,115.0	$671.4
Cost of materials and other ($ in millions)	588.3	44.1	1,029.5	610.6
Total refining margin ($ in millions)	$36.7	$207.7	$85.5	$60.8
Per barrel of refined product sales:
Tyler refining margin (2)	$5.20	$32.72	6.26	$4.62
Direct operating expenses	$3.51	$3.00	3.54	$3.38
Crude Slate: (% based on amount received in period)
WTI crude oil	86.7%	94.2%	90.6%	93.3%
East Texas crude oil	13.3%	5.8%	9.0%	6.7%
Other	—%	—%	0.4%	—%

El Dorado, AR Refinery
Days in period	91	91	181	182
Total sales volume - refined product (average barrels per day)(1)	55,381	76,059	52,561	76,805
Products manufactured (average barrels per day):
Gasoline	26,143	34,346	21,872	35,376
Diesel	20,534	30,060	17,271	28,849
Petrochemicals, LPG, NGLs	808	2,063	780	2,062
Asphalt	5,997	6,049	4,840	6,345
Other	603	605	521	788
Total production	54,085	73,123	45,284	73,420
Throughput (average barrels per day):
Crude Oil	54,086	71,406	44,479	71,514
Other feedstocks	1,451	2,369	1,558	2,506
Total throughput	55,537	73,775	46,037	74,020
Total refining revenue ($ in millions)	$489.5	$343.3	$926.2	$955.2
Cost of materials and other ($ in millions)	479.1	322.0	930.0	993.5
Total refining margin ($ in millions)	$10.4	$21.3	$(3.8)	$(38.3)
Per barrel of refined product sales:
El Dorado refining margin	$2.06	$3.08	$(0.39)	$(2.74)
Direct operating expenses	$5.14	$3.53	$5.71	$3.98
Crude Slate: (% based on amount received in period)
WTI crude oil	48.9%	51.4%	46.9%	42.9%
Local Arkansas crude oil	20.4%	14.7%	25.1%	17.0%
Other	30.7%	33.9%	28.0%	40.1%

54 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Big Spring, TX Refinery
Days in period	91	91	181	182
Total sales volume - refined product (average barrels per day) (1)	69,191	70,679	68,947	54,382
Products manufactured (average barrels per day):
Gasoline	33,501	35,789	33,159	25,198
Diesel/Jet	25,492	27,924	23,226	18,860
Petrochemicals, LPG, NGLs	4,335	3,563	3,745	2,472
Asphalt	1,012	2,055	1,400	1,452
Other	1,491	1,208	1,448	844
Total production	65,831	70,539	62,977	48,826
Throughput (average barrels per day):
Crude oil	69,731	70,327	64,772	50,116
Other feedstocks	(1,704)	1,483	(395)	78
Total throughput	68,027	71,810	64,377	50,194
Total refining revenue ($ in millions)	$615.1	$292.6	$1,117.1	$702.4
Cost of materials and other ($ in millions)	572.0	$241.9	1,033.2	695.4
Total refining margin ($ in millions)	$43.1	$50.7	$83.9	$7.0
Per barrel of refined product sales:
Big Spring refining margin	$6.84	$7.88	$6.72	$0.71
Direct operating expenses	$5.34	$3.55	$5.88	$4.89
Crude Slate: (% based on amount received in period)
WTI crude oil	66.4%	83.9%	64.7%	75.1%
WTS crude oil	33.6%	16.1%	35.3%	24.9%

Krotz Springs, LA Refinery
Days in period	91	91	181	182
Total sales volume - refined product (average barrels per day) (1)	77,318	61,441	51,286	71,229
Products manufactured (average barrels per day):
Gasoline	33,056	17,461	19,661	24,135
Diesel/Jet	26,611	21,742	15,370	26,337
Heavy Oils	868	215	527	473
Petrochemicals, LPG, NGLs	6,601	840	3,948	1,923
Other	6,705	18,871	8,948	14,704
Total production	73,841	59,129	48,454	67,572
Throughput (average barrels per day):
Crude Oil	70,883	59,468	42,377	65,975
Other feedstocks	2,240	1,114	6,786	2,104
Total throughput	73,123	60,582	49,163	68,079
Total refining revenue ($ in millions)	$687.4	$219.6	$1,007.1	$663.2
Cost of materials and other ($ in millions)	668.4	223.1	974.0	677.7
Total refining margin ($ in millions)	$19.0	$(3.5)	$33.1	$(14.5)
Per barrel of refined product sales:
Krotz Springs refining margin	$2.71	$(0.64)	$3.56	$(1.12)
Direct operating expenses	$3.96	$3.53	$5.19	$3.47
Crude Slate: (% based on amount received in period)
WTI Crude	65.0%	69.7%	67.9%	67.7%
Gulf Coast Sweet Crude	33.5%	30.3%	30.9%	32.3%
Other	1.5%	—%	1.2%	—%
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

55 |

Management's Discussion and Analysis

Included in the refinery statistics above are the following inter-refinery and sales to other segments:

Inter-refinery Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in barrels per day)	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Tyler refined product sales to other Delek refineries	1,797	2,190	1,945	1,477
El Dorado refined product sales to other Delek refineries	961	1,074	704	446
Big Spring refined product sales to other Delek refineries	874	1,269	801	1,147
Krotz Springs refined product sales to other Delek refineries	590	197	297	245

Refinery Sales to Other Segments
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in barrels per day)	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Tyler refined product sales to other Delek segments	897	1,592	909	2,400
El Dorado refined product sales to other Delek segments	11	11	9	169
Big Spring refined product sales to other Delek segments	22,179	20,570	22,145	22,841
Krotz Springs refined product sales to other Delek segments	2,069	—	2,038	—

Pricing Statistics (average for the period presented)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

WTI — Cushing crude oil (per barrel)	$66.19	$29.77	$62.21	$37.93
WTI — Midland crude oil (per barrel)	$66.41	$29.77	$62.74	$37.90
WTS -- Midland crude oil (per barrel)	$66.57	$29.61	$62.73	$37.69
LLS (per barrel)	$68.04	$31.30	$64.21	$39.73
Brent crude oil (per barrel)	$69.08	$33.35	$65.22	$42.16

U.S. Gulf Coast 5-3-2 crack spread (per barrel) - utilizing HSD	$11.89	$3.66	$11.04	$6.28
U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$16.72	$6.67	$15.20	$8.74
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$18.29	$7.08	$16.38	$9.32
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$9.79	$2.35	$8.75	$5.35

U.S. Gulf Coast Unleaded Gasoline (per gallon)	$1.99	$0.81	$1.85	$1.02
Gulf Coast Ultra low sulfur diesel (per gallon)	$1.95	$0.91	$1.83	$1.19
U.S. Gulf Coast high sulfur diesel (per gallon)	$1.67	$0.73	$1.58	$1.04
Natural gas (per MMBTU) (2)	$2.98	$1.75	$2.85	$1.81
(1)     For our Tyler and El Dorado refineries, we compare our per barrel refining product margin to the Gulf Coast 5-3-2 crack spread consisting of WTI Cushing crude, U.S. Gulf Coast (CBOB) and U.S. Gulf Coast Pipeline No. 2 heating oil (ultra low sulfur diesel). For our Big Spring refinery, we compare our refined product margin to the Gulf Coast 3-2-1 crack spread consisting of WTI Cushing crude, Gulf Coast 87 Conventional gasoline and Gulf Coast ultra low sulfur diesel, and for our Krotz Springs refinery, we compare our per barrel refined product margin to the Gulf Coast 2-1-1 crack spread consisting of LLS crude oil, Gulf Coast 87 Conventional gasoline and U.S. Gulf Coast Pipeline No. 2 heating oil (high sulfur diesel). The Tyler refinery's crude oil input is primarily WTI Midland and East Texas, while the El Dorado refinery's crude input is primarily a combination of WTI Midland, local Arkansas and other domestic inland crude oil. The Big Spring refinery’s crude oil input is primarily comprised of WTS and WTI Midland. The Krotz Springs refinery’s crude oil input is primarily comprised of LLS and WTI Midland.
(2)    One Million British Thermal Units ("MMBTU").

56 |

Management's Discussion and Analysis

Refining Segment Operational Comparison of the Three and Six Months Ended June 30, 2021 versus the Three and Six Months Ended June 30, 2020
Net Revenues
Q2 2021 vs. Q2 2020
Net revenues for the refining segment increased by $1,338.7 million, or 124.3%, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•increases in the average price of U.S. Gulf Coast gasoline of 145.41%, ULSD of 114.67%, and HSD of 128.18%; and
•an increase in sales volumes of refined and purchased product of 0.3 million barrels and 1.0 million barrels, respectively.
Net revenues included sales to our retail segment of $91.8 million and $40.4 million, sales to our logistics segment of $74.1 million and $29.7 million, and sales to our other segment of $22.9 million and $5.0 million for the three months ended June 30, 2021 and June 30, 2020, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2021 vs. YTD 2020
Net revenues for the refining segment increased by $1,350.9 million, or 48.2%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by the following:
•increases in the average price of U.S. Gulf Coast gasoline of 81.3%, ULSD of 54.0%, and HSD of 52.2%; and
•decreases in sales volume of refined product totaling 5.0 million barrels, partially due to the temporary suspension of crude refining unit production at our Krotz Springs refinery from November 2020 through February 2021 and related turnaround activities, severe weather impacting our refineries in February 2021, and turnaround at our El Dorado refinery, partially offset by a 2.2 million barrel increase in purchased product sales and increased sales volumes at our Big Spring refinery which was in a turnaround in the prior year period.
Net revenues included sales to our retail segment of $161.5 million and $109.0 million, sales to our logistics segment of $139.9 million and $110.5 million and sales to our other segment of $43.0 million and $14.3 million for the six months ended June 30, 2021 and 2020, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Q2 2021 vs. Q2 2020
Cost of materials and other increased by $1,393.2 million, or 150.0%, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•increases in the cost of WTI Cushing crude oil, from an average of $29.77 per barrel to an average of $66.19, or 122.3%;
•increases in the cost of WTI Midland crude oil, from an average of $29.77 per barrel to an average of $66.41, or 123.1%;
•an increase attributable to the $9.6 million change in pre-tax inventory valuation benefit recognized during the second quarter of 2021 compared to $193.7 million recognized during the prior year period;
•increase in RINs costs from an average cost per RIN of $0.40 and $0.54 for ethanol and biodiesel RINs, respectively during the second quarter of 2020 to and average of $1.62 and $1.71 during the second quarter of 2021; and

57 |

Management's Discussion and Analysis

•a 31% increase purchased product volumes sold.
These increases were partially offset by the following:
•a decrease in hedging losses to a loss $22.6 million recognized during the second quarter of 2021 from a loss of $146.8 million recognized during the second quarter of 2020.
YTD 2021 vs. YTD 2020
Cost of materials and other increased by $1,134.3 million, or 40.0%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by the following:
•increases in the cost of WTI Cushing crude oil, from an average of $37.93 per barrel to an average of $62.21, or 64.0%;
•increases in the cost of WTI Midland crude oil, from an average of $37.90 per barrel to an average of $62.74, or 65.5%;
•increases in RINs costs from an average cost per RIN of $0.34 and $0.51 for ethanol and biodiesel RINs, respectively during the six months ended June 30, 2020 to an average of $1.34 and $1.44 during the six months ended June 30, 2021; and
•a 31% increase purchased product volumes sold.
These increases were partially offset by the following:
•the benefit (expense) of $30.2 million related to the change in pre-tax inventory valuation recognized during the six months ended June 30, 2021 compared to $(75.3) million recognized during the six months ended June 30, 2020; and
•a decrease in hedging losses to $27.6 million recognized during the six months ended June 30, 2021 as compared to $66.4 million recognized during the six months ended June 30, 2020.
Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $101.9 million and $90.0 million during the second quarters of 2021 and 2020, respectively, and $197.7 million and $195.7 million during the six months ended June 30, 2021 and 2020, respectively. We eliminate these intercompany fees in consolidation.

Refining Margin
Q2 2021 vs. Q2 2020
Refining margin decreased by $54.5 million, or 36.7%, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•increases in average RINs costs in the second quarter of 2021 compared to the second quarter of 2020;
•a decrease attributable to the $9.6 million change in pre-tax inventory valuation benefit recognized during the second quarter of 2021 compared to $193.7 million recognized during the prior year period; and
•a 31% increase purchased product volumes sold, while overall sales increased only 4%.
Such decrease was partially offset by the following:

58 |

Management's Discussion and Analysis

•a 224.9% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 158.3% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery), and a 316.6% improvement in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery); and
•a $124.2 million decrease in hedging losses.
YTD 2021 vs. YTD 2020
Refining margin increased by $216.6 million, or 714.9%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by the following:
•a 75.8% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 75.8% decline in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery), and a 63.6% decline in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery);
•a $38.8 million decrease in hedging losses; and
•an increase in reversal benefit of inventory valuation reserve of during the during the six months of 2021 compared to the prior year period.
These increases were partially offset by the following:
•increases in average RINs costs during the six months ended June 30, 2021 compared to the six months ended June 30, 2020; and
•a 31% increase purchased product volumes sold, while overall sales volumes decreased.

59 |

Management's Discussion and Analysis

Operating Expenses
Q2 2021 vs. Q2 2020
Operating expenses increased by $25.1 million, or 28.3%, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•an increase outside services, maintenance and lease costs primarily due to continued repairs and equipment rentals related to Winter Storm Uri, unplanned unit outage at our Tyler refinery, and additional repairs at our Big Spring and Krotz Springs refineries; and
•an increase in variable cost primarily due to increased catalyst cost incurred at our Krotz Springs refinery and higher natural gas costs.
YTD 2021 vs. YTD 2020
Operating expenses increased by $27.0 million, or 13.5%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by the following:
•an increase outside services, maintenance and lease costs primarily due to continued repairs and equipment rentals related to Winter Storm Uri;
•an increase in utilities costs primarily associated with higher natural gas costs during the February 2021 related to Winter Storm Uri.
Such increases were offset by the following:
•a decrease in variable costs at our El Dorado refinery due to turnaround activities during the six months ended June 30, 2020

60 |

Management's Discussion and Analysis

Contribution Margin
Q2 2021 vs. Q2 2020
Contribution margin decreased by $79.6 million, or a 6.4% decline in contribution margin percentage, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•a decrease in refining margin primarily driven by higher average RINs costs, a decrease in reversal benefit related to inventory valuation reserve and higher percentage of purchased product sold, partially offset by improved crack spreads and decrease in hedging losses; and
•an increase in operating expenses of $25.1 million, or 28.3%.
YTD 2021 vs. YTD 2020
Contribution margin increased by $189.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by the following:
•an increase in refining margin primarily driven by an overall increase in the average crack spreads, an increase in reversal benefit related to inventory valuation reserves and decrease in hedging losses, partially offset by higher percentage of purchased product sold and increase in average RINs cost.
Such increase was offset by the following:
•an increase in operating expenses of $27.0 million, or 13.5%

61 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Logistics Contribution Margin and Operating Information
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues	$168.5	$117.7	$321.4	$281.1
Cost of materials and other	88.8	43.9	169.9	145.2
Operating expenses (excluding depreciation and amortization)	15.5	12.4	29.6	27.2
Contribution margin	$64.2	$61.4	$121.9	$108.7
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	74,565	65,028	73,271	68,839
Big Spring wholesale marketing throughputs (average bpd)	75,136	76,004	74,038	71,195
West Texas wholesale marketing throughputs (average bpd)	9,395	9,143	9,765	12,612
West Texas wholesale marketing margin per barrel	$4.24	$0.64	$3.81	$1.96
Terminalling throughputs (average bpd) (2)	139,987	138,593	142,250	136,961
Throughputs (average bpd):
Lion Pipeline System:
Crude pipelines (non-gathered)	53,316	79,066	48,743	75,995
Refined products pipelines to Enterprise Systems	39,193	56,093	32,806	55,110
SALA Gathering System	17,430	9,447	14,670	13,449
East Texas Crude Logistics System	27,497	10,275	26,790	12,224
Big Spring Gathering Assets (3)	79,589	105,162	76,672	105,162
Plains Connection System	122,529	—	115,484	—
(1)Excludes jet fuel and petroleum coke.
(2)Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, El Dorado and North Little Rock, Arkansas terminals and Memphis and Nashville, Tennessee terminals.
(3)Prior-year period throughputs for the Big Spring Gathering Assets are for the 91 days we owned the assets following the Big Spring Gathering Assets Acquisition effective March 31, 2020.

Logistics Segment Operational Comparison of the Three and Six Months Ended June 30, 2021 versus the Three and Six Months Ended June 30, 2020
Net Revenues
Q2 2021 vs. Q2 2020
Net revenues increased by $50.8 million, or 43.2%, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•an increase in revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions, which were effective March 31, 2020 and May 1, 2020, respectively. Refer to Note 4 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information.
•increases in the average volumes of gasoline and diesel sold and in the average sales prices per gallon of gasoline and diesel sold in our West Texas marketing operations:
◦the average volumes of gasoline and diesel sold decreased by 0.3 million gallons and 0.7 million gallons, respectively.
◦the average sales prices of gasoline and diesel sold increased by $1.14 per gallon and $1.08 per gallon, respectively.
Net revenues included sales to our refining segment of $101.9 million and $90.0 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and sales to our other segment of $0.5 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2021 vs. YTD 2020
Net revenues increased by $40.3 million, or 14.3%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by the following:

62 |

Management's Discussion and Analysis

•increased revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions, which were effective March 31, 2020 and May 1, 2020, respectively. Refer to Note 4 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information.
•increased revenues at our Big Spring Refinery Crude Pipeline (the "BSR Crude Pipeline"), as a result of new contracts executed in the second quarter of 2020, during the six months ended June 30, 2021 when compared to the six months ended June 30, 2020.
•increases in the average sales prices per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased $0.57 per gallon and $0.55 per gallon, respectively.
◦the average volumes of gasoline sold increased 13.6 million gallons, partially offset by a 8.5 million decrease of diesel gallons sold.
Such increases were partially offset by the following:
•decreases in throughputs due to the impact of the severe freezing conditions that affected most of the regions where we operate resulting in lower volumes outside of contractual minimum volume commitments during the six months ended June 30, 2021 when compared to the six months ended June 30, 2020.
•decreases in throughputs at the Paline pipeline due to scheduled pipeline maintenance.
Net revenues included sales to our refining segment of $197.7 million and $195.7 million for the six months ended June 30, 2021 and 2020, respectively, and sales to our other segment of $0.9 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively. We eliminate this intercompany revenue in consolidation.

63 |

Management's Discussion and Analysis

Cost of Materials and Other
Q2 2021 vs. Q2 2020
Cost of materials and other for the logistics segment increased $44.9 million, or 102.3%, in the second quarter of 2021 compared to the second quarter of 2020 primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold, and increases in the volume of diesel and gasoline sold in our West Texas marketing operations:
◦the average volumes of gasoline and diesel sold increased by 0.3 million gallons and 0.7 million gallons, respectively.
◦the average cost per gallon of gasoline and diesel sold increased $1.21 per gallon and $1.04 per gallon, respectively.
Our logistics segment purchased product from our refining segment of $74.1 million and $29.7 million for the three months ended June 30, 2021 and June 30, 2020, respectively. We eliminate these intercompany costs in consolidation.
YTD 2021 vs. YTD 2020
Cost of materials and other for the logistics segment increased $24.7 million, or 17.0%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased $0.62 per gallon and $0.52 per gallon, respectively.
◦the average volumes of gasoline sold increased 13.6 million gallons, partially offset by a 8.5 million decrease of diesel gallons sold.
Our logistics segment purchased product from our refining segment of $139.9 million and $110.5 million for the six months ended June 30, 2021 and June 30, 2020, respectively. We eliminate these intercompany costs in consolidation.

Operating Expenses
Q2 2021 vs. Q2 2020
Operating expenses increased by $3.1 million, or 25.0%, in the second quarter of 2021 compared to the second quarter of 2020, driven by the following:
•increases in employee and outside service costs due to reduction of cost cutting measures were implemented to respond to the COVID-19 Pandemic such as delaying non-essential projects; and
•increases in utilities and other variable expenses due to higher throughput.
YTD 2021 vs. YTD 2020
Operating expenses increased by $2.4 million, or 8.8%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, driven by the following:
•increases in employee and outside service costs due to the reduction of cost cutting measures were implemented to respond to the COVID-19 Pandemic such as delaying non-essential projects;

64 |

Management's Discussion and Analysis

•increases in variable expenses such as maintenance and materials costs due to higher throughput; and
•increases in utility costs as a result of significantly higher energy costs during the February 2021 severe freezing conditions that affected most of the regions where we operate.

Contribution Margin
Q2 2021 vs. Q2 2020
Contribution margin increased by $2.8 million, or 4.6%, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•an increase in volumes sold and increase in gross margin of $3.60 per barrel in our West Texas marketing operations; and
•increases in revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions.
Such increases were partially offset by the following:
•an increase in operating expenses.
YTD 2021 vs. YTD 2020
Contribution margin increased by $13.2 million, or 12.1%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by the following:
•an increase in gross margin of $1.85 per barrel in our West Texas marketing operations; and
•increases in revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions.
Such increases were partially offset by the following:
•a decrease in gasoline and diesel volumes sold in our West Texas marketing operations; and
•an increase in operating expenses.

65 |

Management's Discussion and Analysis

Retail Segment
The table below sets forth certain information concerning our retail segment operations (gross sales $ in millions):

Retail Contribution Margins
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues	$209.0	$165.4	$383.8	$344.0
Cost of materials and other	164.7	119.6	301.2	263.7
Operating expenses (excluding depreciation and amortization)	22.4	21.5	43.8	43.7
Contribution margin	$21.9	$24.3	$38.8	$36.6

Operating Information
Number of stores (end of period)	252	253	252	253
Average number of stores	252	253	252	253
Average number of fuel stores	247	248	247	248
Retail fuel sales	$124.5	$75.9	$224.6	$182.9
Retail fuel sales (thousands of gallons)	42,978	42,436	82,744	90,376
Average retail gallons sold per average number of fuel stores (in thousands)	174	171	336	365
Average retail sales price per gallon sold	$2.90	$1.79	$2.71	$2.02
Retail fuel margin ($ per gallon) (1)	$0.389	$0.445	$0.370	$0.372
Merchandise sales (in millions)	$84.5	$89.4	$159.2	$161.1
Merchandise sales per average number of stores (in millions)	$0.3	$0.4	$0.6	$0.6
Merchandise margin %	32.7%	30.8%	32.7%	31.1%

Same-Store Comparison (2)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Change in same-store fuel gallons sold	1.3%	(19.7)%	(10.7)%	(13.9)%
Change in same-store merchandise sales	(5.4)%	13.1%	(1.9)%	7.6%
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

Retail Segment Operational Comparison of the Three and Six Months Ended June 30, 2021 versus the Three and Six Months Ended June 30, 2020
Net Revenue
Q2 2021 vs. Q2 2020
Net revenues for the retail segment increased by $43.6 million, or 26.4%, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•an increase in total fuel sales which were $124.5 million in the second quarter of 2021 compared to $75.9 million in the second quarter of 2020, primarily attributable to an increase of $1.11 in average price charged per gallon sold; and
•slightly offset by a decrease in merchandise sales to $84.5 million in the second quarter of 2021 compared to $89.4 million in the second quarter of 2020 attributable to a same-store sales decrease of 5.4%.

66 |

Management's Discussion and Analysis

YTD 2021 vs. YTD 2020
Net revenues for the retail segment increased by $39.8 million, or 11.6%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by the following:
•an increase in total fuel sales which were $224.6 million in the six months of 2021 compared to $182.9 million in the six months of 2020, primarily attributable to a $0.69 increase in average price charged per gallon sold, slightly offset by a decrease in total retail fuel gallons sold; and
•slightly offset by a decrease in merchandise sales to $159.2 million in the six months of 2021 compared to $161.1 million in the six months of 2020, primarily driven by the same-store sales decrease of 1.9%

Cost of Materials and Other
Q2 2021 vs. Q2 2020
Cost of materials and other for the retail segment increased by $45.1 million, or 37.7%, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•an increase in average cost per gallon of $1.16 or 86.5% applied to fuel sales volumes that increased period over period.
Our retail segment purchased finished product from our refining segment of $91.8 million and $40.4 million for the three months ended June 30, 2021 and June 30, 2020, respectively. We eliminate this intercompany cost in consolidation.
YTD 2021 vs. YTD 2020
Cost of materials and other for the retail segment increased by $37.5 million, or 14.2%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by the following:
•an increase in average cost per gallon of $0.69 or 41.9% applied to fuel sales volumes that decreased slightly period over period.
Our retail segment purchased finished product from our refining segment of $161.5 million and $109.0 million for the six months ended June 30, 2021 and June 30, 2020, respectively. We eliminate this intercompany cost in consolidation.

67 |

Management's Discussion and Analysis

Operating Expenses
Q2 2021 vs. Q2 2020
Operating expenses for the retail segment increased by $0.9 million, or 4.2% in the second quarter of 2021 compared to the second quarter of 2020.
YTD 2021 vs. YTD 2020
Operating expenses for the retail segment increased by $0.1 million, or 0.2% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Contribution Margin
Q2 2021 vs. Q2 2020
Contribution margin for the retail segment decreased by $2.4 million, or 9.9%, in the second quarter of 2021 compared to the second quarter of 2020, primarily driven by the following:
•a decrease in average fuel margin of $0.0570 per gallon;
•a 5.5% decrease in merchandise sales, offset by an improvement in merchandise margin percentage of 2.0%;
•and a 4.2% increase in operating expenses.
YTD 2021 vs. YTD 2020
Contribution margin for the retail segment increased by $2.2 million, or 6.0%, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily driven by a 1.6% increase in merchandise margin.

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At June 30, 2021 our total liquidity amounted to $2.1 billion comprised primarily of $694.1 million in unused credit commitments under the Delek Revolving Credit Facility (as defined in Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements), $561.2 million in unused credit commitments under the Delek Logistics Credit Facility (as defined in Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements) and $833.0 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends and operational capital expenditures. In response to the COVID-19 Pandemic and the decline in oil prices, on November 5, 2020, we announced that we have elected to suspend dividends in order to conserve capital. Other funding sources including borrowings under existing credit agreements and issuance of equity and debt securities have been utilized to meet our funding requirements and support our growth capital projects and

68 |

Management's Discussion and Analysis

acquisitions. In addition we have historically been able to source funding at terms that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at terms that are sustainable and profitable for the Company. However, there can be no assurances regarding the availability of any future debt or equity financings or whether such financings can be made available on terms that are acceptable to us; any execution of such financing activities will be dependent on the contemporaneous availability of functioning debt or equity markets. Additionally, new debt financing activities will be subject to the satisfaction of any debt incurrence limitation covenants in our existing financing agreements. Our debt limitation covenants in our existing financing documents are usual and customary for credit agreements of our type and reflective of market conditions at the time of their execution. Additionally, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including the current COVID-19 Pandemic and oil prices, some of which are beyond our control.
If market conditions were to change, for instance due to the significant decline in oil prices or uncertainty created by the COVID-19 Pandemic, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be unfavorably impacted.
As of June 30, 2021, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Logistics Credit Facility (see Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements). After considering the current effect of the uncertainty created by the COVID-19 Pandemic on our operations, we currently expect to remain in compliance with our existing debt maintenance covenants, though we can provide no assurances, particularly if conditions significantly worsen beyond our ability to predict. Additionally, we were in compliance with incurrence covenants during the quarter ended June 30, 2021 to the extent that any of our activities triggered these covenants. However, given the uncertainty around economic conditions arising from the COVID-19 Pandemic, it is at least reasonably possible that conditions could change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may resume paying dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to) the following: available borrowings under our existing Wells Fargo Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Credit Facility (each as defined in Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements); the allowance to incur an additional $200 million of secured debt under the Term Loan Credit Facility (as defined in Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks, each as otherwise contemplated and allowed under our incurrence covenants.
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Six Months Ended June 30,
	2021	2020
Cash Flow Data:
Operating activities	$134.9	$(323.1)
Investing activities	(118.7)	(155.9)
Financing activities	29.3	372.7
Net increase (decrease)	$45.5	$(106.3)

Cash Flows from Operating Activities
Net cash provided by operating activities was $134.9 million for the six months ended June 30, 2021, compared to net cash used of $323.1 million for the comparable period of 2020. Cash receipts from customers and cash payments to suppliers and for salaries increased resulting in a net $455.1 million increase in cash provided by operating activities. Additionally, cash paid for debt interest decreased by $10.4 million. Partially offsetting these increases in cash provided were an increase in income taxes paid of $3.8 million and a decrease in dividends received of $3.7 million.

69 |

Cash Flows from Investing Activities
Net cash used in investing activities was $118.7 million for the first six months of 2021, compared to $155.9 million in the comparable period of 2020. The decrease in cash flows used in investing activities was primarily due to a decrease in cash purchases of property, plant and equipment which decreased from $235.4 million in 2020, to $132.7 million in 2021, partially attributable to delaying non-essential projects in light of the COVID-19 Pandemic. Additionally, equity method investment contributions decreased $27.9 million primarily due to contributions made related to our Red River Pipeline Joint Venture and WWP Project Financing JV (each as defined in Note 5 of the condensed consolidated financial statements in Item 1. Financial Statements) for $10.5 million and $18.9 million, respectively, during the six months ended June 30, 2020. During the six months ended June 30, 2021, we contributed $1.4 million related to our Red River Pipeline Joint Venture and $0.1 million related to our WWP Project Financing JV.
These decreases in cash used in investing activities were partially offset by distributions received in the prior year from our WWP Project Financing JV to return excess capital contributions made in the amount of $69.3 million and proceeds of $39.9 million from the sale of the Bakersfield refinery in the prior year for which there was no comparable activity in the current year period.
Cash Flows from Financing Activities
Net cash provided by financing activities was $29.3 million for the six months ended June 30, 2021, compared to $372.7 million in the comparable 2020 period. This decrease in cash provided was predominantly due to net payments on long-term revolvers and term debt of $101.5 million during the six months ended June 30, 2021, compared to net proceeds of $385.4 million in the comparable 2020 period.
Such decreases were partially offset by an increase in net proceeds from inventory financing arrangements to $156.0 million for the six months ended June 30, 2021 compared to $59.9 million in the comparable 2020 period. Additionally, cash provided increased $46.0 million due to suspension of dividends in the fourth quarter of 2020.
Cash Position, Indebtedness and Other Financing Arrangements
As of June 30, 2021, our total cash and cash equivalents were $833.0 million and we had total long-term indebtedness of approximately $2,244.3 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $11.8 million and $21.6 million, respectively. Additionally, we had letters of credit issued of approximately $305.9 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $1,272.3 million. Our total long-term indebtedness consisted of the following:
•an aggregate principal amount of $1,266.5 million under the Term Loan Credit Facility, due on March 30, 2025, with effective interest rate of 3.53%;
•an aggregate principal amount of $39.4 million in outstanding borrowings under the Delek Hapoalim Term Loan, due on December 31, 2022, with effective interest rate of 3.53%;
•an aggregate principal amount of $288.8 million under the Delek Logistics Credit Facility, due on September 28, 2023, with average borrowing rate of 2.50%;
•an aggregate principal amount of $250.0 million under the Delek Logistics 2025 Notes, due in 2025, with effective interest rate of 7.21%;
•an aggregate principal amount of $400.0 million under the Delek Logistics 2028 Notes, due in 2028, with effective interest rate of 7.41%;
•an aggregate principal amount of $33.0 million under the Reliant Bank Revolver, due on June 30, 2022, with fixed interest rate of 4.50%; and
•the Revolving Credit Facility, due on March 30, 2023, with average borrowing rate of 3.50%, no principal amount outstanding.
See Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information about our separate credit facilities included in long-term indebtedness.
Additionally, we also utilize other financing arrangements to finance operating assets and/or, from time to time, to monetize other assets that may not be needed in the near term, when internal cost of capital and other criteria are met. Such arrangements include our supply and offtake arrangements, which finance a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs or other non-inventory product financing liabilities. Our supply and offtake obligation with J. Aron amounted to $496.3 million at June 30, 2021, $329.0 million of which is due on December 30, 2022, except that a portion (not to exceed $28.6 million) of this otherwise long-term component is subject to potential earlier payment under the Periodic Price Adjustment provision. See Note 7 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information about our supply and offtake facilities. Our product financing liabilities consisted primarily of RIN financings as of June 30, 2021, and totaled $358.8 million, all of which is due by December 31, 2021. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our audited consolidated financial statements included Item 8. Financial Statements and Supplementary Data, of our December 31, 2020 Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Contractual Obligations" section included in Item 2. Management's Discussion and and Analysis.

70 |

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the six months ended June 30, 2021 were $132.7 million, of which approximately $118.5 million was spent in our refining segment, $10.4 million in our logistics segment, $1.3 million in our retail segment and $2.5 million at the holding company level. The following table summarizes our actual capital expenditures for the six months ended June 30, 2021 and planned capital expenditures for the full year 2021 by operating segment and major category (in millions):

	Full Year 2021 Forecast	Six Months Ended June 30, 2021
Refining
Sustaining maintenance, including turnaround activities (1)	$133.4	$117.4
Regulatory	2.6	1.0
Discretionary projects	0.1	0.1
Refining segment total	136.1	118.5

Logistics
Regulatory	7.3	1.1
Sustaining maintenance	3.8	0.5
Discretionary projects	18.4	8.8
Logistics segment total	29.5	10.4

Retail
Regulatory	—	—
Sustaining maintenance	2.8	0.9
Discretionary projects	1.8	0.4
Retail segment total	4.6	1.3

Other
Regulatory	3.4	0.9
Sustaining maintenance	3.8	1.1
Discretionary projects	3.2	0.5
Other total	10.4	2.5
Total capital spending	$180.6	$132.7
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

71 |

Management's Discussion and Analysis

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
The following table sets forth information relating to our open commodity derivative contracts as of June 30, 2021 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2021	2022	2023
Contracts not designated as hedging instruments:
Crude oil price swaps - long(1)	$35.4	15,924,000	14,994,000	930,000	—
Crude oil price swaps - short(1)	(35.5)	13,989,000	13,989,000	—	—
Inventory, refined product and crack spread swaps - long(1)	42.2	89,425,000	30,225,000	44,400,000	14,800,000
Inventory, refined product and crack spread swaps - short(1)	(61.0)	90,394,000	31,194,000	44,400,000	14,800,000
Natural gas swaps - long(2)	—	—	—	—	—
Natural gas swaps - short(2)	—	—	—	—	—
RIN commitment contracts - long(3)	40.7	81,960,000	81,960,000	—	—
RIN commitment contracts - short(3)	0.1	1,500,000	1,500,000	—	—
Total	$21.9	293,192,000	173,862,000	89,730,000	29,600,000
(1)     Volume in barrels
(2)     Volume in MMBTU
(3)     Volume in RINs

Interest Risk Management Activities
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $1,594.7 million as of June 30, 2021. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt as of June 30, 2021 would be to change interest expense by approximately $15.9 million.
Commodity Derivatives Trading Activities
We enter into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, and futures contracts. These trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts all had remaining durations of less than one year as of June 30, 2021, and are classified as held for trading and are recognized at fair value with changes in fair value recognized in the income statement.
The following table sets forth information relating to commodity derivative contracts held for trading purposes as of June 30, 2021:

Contract Description	Less than 1 year
Over the counter forward sales contracts (crude)
Notional contract volume (1)	1,701,878
Weighted-average market price (per barrel)	$58.69
Contractual volume at fair value (in millions)	$99.9
Over the counter forward purchase contracts (crude)
Notional contract volume (1)	1,100,112
Weighted-average market price (per barrel)	$59.46
Contractual volume at fair value (in millions)	$65.4
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
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have a flexible work schedule that allows both on-site and remote work arrangements for employees, we have not experienced a material impact to our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 Pandemic to minimize the impact on the design and operating effectiveness of our internal controls.

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

ITEM 1A. RISK FACTORS
There were no material changes during the six months ended June 30, 2021 to the risk factors identified in the Company’s fiscal 2020 Annual Report on Form 10-K, except as described below.
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
In January 2021, CVR Energy, Inc. ("CVR Energy"), the owner (at that time) of approximately 15% of our outstanding common stock, proposed three director candidates to be considered at our 2021 Annual Meeting. CVR Energy also proposed a series of operational and strategic changes to our business. On May 6, 2021, our stockholders rejected CVR Energy’s director candidates and voted to elect all eight of Delek's nominees. As a result of the contested director election, we incurred significant costs during 2021.
Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from future proposals from stockholders could lead to the perception of a change in the direction of our business or instability which may be exploited by our competitors, result in the loss of potential business opportunities, and make it more difficult to pursue our strategic initiatives or attract and retain qualified personnel and business partners, any of which could have an adverse effect, which may be material, on our business and operating results.
In addition, actions such as those described above could cause significant fluctuations in the trading prices of our common stock based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
Likewise, to the extent that we implement any proposals made by any of our shareholders, the resulting changes in our business, assets, results of operations and financial condition could be material and could have an impact, which may be material, on the market price of our common stock.

ITEM 5. OTHER INFORMATION
None.

74 |

Exhibits
ITEM 6. EXHIBITS

Exhibit No.		Description

4.1
Indenture, dated as of May 24, 2021, among Delek Logistics, Delek Logistics Finance Corp., the Guarantors named therein and U.S. Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Delek Logistics’ Form 8-K filed on May 26, 2021).

4.2		Form of 7.125% Senior Note due 2028 (incorporated by reference to Exhibit 4.2 of the Partnership’s Form 8-K filed on May 26, 2021).

10.1		Third Amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form S-8 filed on June 10, 2021).

31.1	#	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	#	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	##	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	##	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2021 and 2020 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith

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
Dated: August 5, 2021

76 |