Form 10-Q
period 2021-09-30
Delek US Holdings, Inc.
filed 2021-11-05
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At October 29, 2021, there were 74,124,937 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents
Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2021

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$830.6	$787.5
Accounts receivable, net	1,008.1	527.9
Inventories, net of inventory valuation reserves	1,093.0	727.7
Other current assets	80.3	256.4
Total current assets	3,012.0	2,299.5
Property, plant and equipment:
Property, plant and equipment	3,598.3	3,519.5
Less: accumulated depreciation	(1,282.0)	(1,152.3)
Property, plant and equipment, net	2,316.3	2,367.2
Operating lease right-of-use assets	169.6	182.0
Goodwill	729.7	729.7
Other intangibles, net	104.4	107.8
Equity method investments	354.4	363.6
Other non-current assets	80.5	84.3
Total assets	$6,766.9	$6,134.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,684.6	$1,144.0
Current portion of long-term debt	63.4	33.4
Obligation under Supply and Offtake Agreements	148.7	129.2
Current portion of operating lease liabilities	43.3	50.2
Accrued expenses and other current liabilities	840.0	546.4
Total current liabilities	2,780.0	1,903.2
Non-current liabilities:
Long-term debt, net of current portion	2,158.8	2,315.0
Obligation under Supply and Offtake Agreements	329.8	224.9
Environmental liabilities, net of current portion	109.3	107.4
Asset retirement obligations	38.2	37.5
Deferred tax liabilities	203.5	255.5
Operating lease liabilities, net of current portion	125.0	131.8
Other non-current liabilities	44.7	33.7
Total non-current liabilities	3,009.3	3,105.8
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 91,700,464 shares and 91,356,868 shares issued at September 30, 2021 and December 31, 2020, respectively	0.9	0.9
Additional paid-in capital	1,199.2	1,185.1
Accumulated other comprehensive loss	(7.4)	(7.2)
Treasury stock, 17,575,527 shares, at cost, as of September 30, 2021 and December 31, 2020	(694.1)	(694.1)
Retained earnings	360.1	522.0
Non-controlling interests in subsidiaries	118.9	118.4
Total stockholders’ equity	977.6	1,125.1
Total liabilities and stockholders’ equity	$6,766.9	$6,134.1

See accompanying notes to condensed consolidated financial statements

3 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues	$2,956.5	$2,062.9	$7,540.2	$5,419.6
Cost of sales:
Cost of materials and other	2,670.1	1,875.9	6,871.4	5,064.3
Operating expenses (excluding depreciation and amortization presented below)	100.7	115.7	358.3	348.3
Depreciation and amortization	55.6	59.4	178.4	160.0
Total cost of sales	2,826.4	2,051.0	7,408.1	5,572.6
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	22.1	24.0	74.9	73.7
General and administrative expenses	58.7	57.0	164.4	184.4
Depreciation and amortization	5.2	5.8	17.2	17.4
Other operating (income) expense, net	(1.7)	0.3	(4.7)	(14.6)
Total operating costs and expenses	2,910.7	2,138.1	7,659.9	5,833.5
Operating income (loss)	45.8	(75.2)	(119.7)	(413.9)
Interest expense	37.7	31.9	100.5	98.0
Interest income	(0.2)	(0.9)	(0.5)	(3.1)
Income from equity method investments	(2.9)	(12.8)	(14.5)	(28.6)
Loss (gain) on sale of non-operating refinery	—	0.1	—	(56.8)
Other income, net	(21.8)	(1.0)	(16.0)	(3.4)
Total non-operating expense, net	12.8	17.3	69.5	6.1
Income (loss) before income tax expense (benefit)	33.0	(92.5)	(189.2)	(420.0)
Income tax expense (benefit)	6.1	(15.6)	(52.3)	(134.6)
Net income (loss)	26.9	(76.9)	(136.9)	(285.4)
Net income attributed to non-controlling interests	8.8	11.2	24.7	29.4
Net income (loss) attributable to Delek	$18.1	$(88.1)	$(161.6)	$(314.8)
Basic income (loss) per share	$0.24	$(1.20)	$(2.19)	$(4.28)
Diluted income (loss) per share	$0.24	$(1.20)	$(2.19)	$(4.28)
Dividends declared per common share outstanding	$—	$0.31	$—	$0.93

See accompanying notes to condensed consolidated financial statements

4 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share and per share data)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2021	91,637,661	$0.9	$1,192.6	$(7.4)	$342.0	(17,575,527)	$(694.1)	$118.4	$952.4
Net income	—	—	—	—	18.1	—	—	8.8	26.9
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8.2)	(8.2)
Equity-based compensation expense	—	—	6.8	—	—	—	—	0.1	6.9
Taxes paid due to the net settlement of equity-based compensation	—	—	(0.4)	—	—	—	—	—	(0.4)
Exercise of equity-based awards	62,803	—	—	—	—	—	—	—	—
Other	—	—	0.2	—	—	—	—	(0.2)	—
Balance at September 30, 2021	91,700,464	$0.9	$1,199.2	$(7.4)	$360.1	(17,575,527)	$(694.1)	$118.9	$977.6

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2020	91,232,964	$0.9	$1,160.1	$0.5	$926.4	(17,575,527)	$(694.1)	$165.5	$1,559.3
Net (loss) income	—	—	—	—	(88.1)	—	—	11.2	(76.9)
Other comprehensive loss related to commodity contracts, net	—	—	—	(0.5)	—	—	—	—	(0.5)
Common stock dividends ($0.31 per share)	—	—	—	—	(23.0)	—	—	—	(23.0)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(8.2)	(8.2)
Equity-based compensation expense	—	—	6.7	—	—	—	—	—	6.7
Repurchases of non-controlling interests	—	—	(23.5)	—	—	—	—	0.4	(23.1)
Impact from IDR Simplification transaction of Delek Logistics LP	—	—	37.2	—	—	—	—	(50.8)	(13.6)
Taxes paid due to the net settlement of equity-based compensation	—	—	(0.4)	—	—	—	—	—	(0.4)
Exercise of equity-based awards	68,265	—	—	—	—	—	—	—	—
Balance at September 30, 2020	91,301,229	$0.9	$1,180.1	$—	$815.3	(17,575,527)	$(694.1)	$118.1	$1,420.3

5 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share and per share data)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	91,356,868	$0.9	$1,185.1	$(7.2)	$522.0	(17,575,527)	$(694.1)	$118.4	$1,125.1
Net (loss) income	—	—	—	—	(161.6)	—	—	24.7	(136.9)
Other comprehensive loss related to commodity contracts, net	—	—	—	(0.2)	—	—	—	—	(0.2)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(24.1)	(24.1)
Equity-based compensation expense	—	—	17.3	—	—	—	—	0.1	17.4
Taxes paid due to the net settlement of equity-based compensation	—	—	(3.4)	—	—	—	—	—	(3.4)
Exercise of equity-based awards	343,596	—	—	—	—	—	—	—	—
Other	—	—	0.2	—	(0.3)	—	—	(0.2)	(0.3)
Balance at September 30, 2021	91,700,464	$0.9	$1,199.2	$(7.4)	$360.1	(17,575,527)	$(694.1)	$118.9	$977.6

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	90,987,025	$0.9	$1,151.9	$0.1	$1,205.6	(17,516,814)	$(692.2)	$169.0	$1,835.3
Cumulative effect of adopting accounting principle regarding measurement of credit losses on financial instruments, net	—	—	—	—	(6.5)	—	—	—	(6.5)
Net (loss) income	—	—	—	—	(314.8)	—	—	29.4	(285.4)
Other comprehensive loss related to commodity contracts, net	—	—	—	(0.2)	—	—	—	—	(0.2)
Common stock dividends ($0.93 per share)	—	—	—	—	(69.0)	—	—	—	(69.0)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(25.0)	(25.0)
Equity-based compensation expense	—	—	17.6	—	—	—	—	0.1	17.7
Repurchase of common stock	—	—	—	—	—	(58,713)	(1.9)	—	(1.9)
Repurchases of non-controlling interests	—	—	(24.3)	—	—	—	—	(4.6)	(28.9)
Impact from IDR Simplification transaction of Delek Logistics LP	—	—	37.2	—	—	—	—	(50.8)	(13.6)
Taxes paid due to the net settlement of equity-based compensation	—	—	(2.3)	—	—	—	—	—	(2.3)
Exercise of equity-based awards	314,204	—	—	—	—	—	—	—	—
Other	—	—	—	0.1	—	—	—	—	0.1
Balance at September 30, 2020	91,301,229	$0.9	$1,180.1	$—	$815.3	(17,575,527)	$(694.1)	$118.1	$1,420.3

See accompanying notes to condensed consolidated financial statements

6 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(136.9)	$(285.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	195.6	177.4
Non-cash lease expense	40.8	34.0
Deferred income taxes	(50.3)	32.9
Income from equity method investments	(14.5)	(28.6)
Dividends from equity method investments	19.0	21.6
Non-cash lower of cost or market/net realizable value adjustment	(29.9)	65.6
Gain on sale of non-operating refinery	—	(56.8)
Other	22.2	28.2
Changes in assets and liabilities:
Accounts receivable	(473.6)	268.9
Inventories and other current assets	(186.0)	(42.1)
Fair value of derivatives	22.4	(0.5)
Accounts payable and other current liabilities	662.2	(464.9)
Obligation under Supply and Offtake Agreements	130.8	(154.1)
Non-current assets and liabilities, net	8.4	4.0
Net cash provided by (used in) operating activities	210.2	(399.8)
Cash flows from investing activities:
Equity method investment contributions	(1.6)	(30.8)
Distributions from equity method investments	6.3	72.0
Purchases of property, plant and equipment	(163.1)	(241.7)
Purchase of intangible assets	(0.8)	(2.6)
Proceeds from sale of property, plant and equipment	11.6	0.2
Proceeds from sale of non-operating refinery	—	39.9
Insurance proceeds	4.4	—
Net cash used in investing activities	(143.2)	(163.0)
Cash flows from financing activities:
Proceeds from long-term revolvers	1,232.8	1,798.1
Payments on long-term revolvers	(1,718.5)	(1,545.8)
Proceeds from term debt	400.0	185.0
Payments on term debt	(40.1)	(34.6)
Proceeds from product financing agreements	667.8	222.0
Repayments of product financing agreements	(532.2)	(79.4)
Taxes paid due to the net settlement of equity-based compensation	(3.4)	(2.3)
Repurchase of common stock	—	(1.9)
Repurchase of non-controlling interest	—	(28.9)
Distribution to non-controlling interest	(24.1)	(25.0)
Impact of IDR Simplification transaction of Delek Logistics LP	—	(2.1)
Dividends paid	—	(69.0)
Deferred financing costs paid	(6.2)	(0.7)
Net cash (used in) provided by financing activities	(23.9)	415.4
Net increase (decrease) in cash and cash equivalents	43.1	(147.4)
Cash and cash equivalents at the beginning of the period	787.5	955.3
Cash and cash equivalents at the end of the period	$830.6	$807.9

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(In millions)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.4 million and $0.2 million in the 2021 and 2020 periods, respectively	$79.1	$91.1
Income taxes	$4.1	$3.3
Non-cash investing activities:
Decrease in accrued capital expenditures	$(1.5)	$(33.9)
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	$44.0	$30.7

See accompanying notes to condensed consolidated financial statements

7 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$26.9	$(76.9)	$(136.9)	$(285.4)
Other comprehensive income (loss):
Commodity contracts designated as cash flow hedges:
Net loss related to commodity cash flow hedges	—	(0.6)	(0.2)	(0.3)
Income tax benefit	—	(0.1)	—	(0.1)
Net comprehensive loss on commodity contracts designated as cash flow hedges	—	(0.5)	(0.2)	(0.2)
Other (loss) income, net of taxes	—	—	—	0.1
Total other comprehensive loss	—	(0.5)	(0.2)	(0.1)
Comprehensive income (loss)	26.9	(77.4)	(137.1)	(285.5)
Comprehensive income attributable to non-controlling interest	8.8	11.2	24.7	29.4
Comprehensive income (loss) attributable to Delek	$18.1	$(88.6)	$(161.8)	$(314.9)

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
Our condensed consolidated financial statements include the accounts of Delek and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 1, 2021 (the "Annual Report on Form 10-K") and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K.
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
Risks and Uncertainties Arising from the COVID-19 Pandemic
U.S. economic activity continued on a recovery trend during the quarter ended September 30, 2021, albeit remaining subject to heightened levels of uncertainty related to the on-going impact of the COVID-19 outbreak that developed into a pandemic in March 2020 (the “COVID-19 Pandemic” or the “Pandemic”), and the spread of new variants of the virus. Most of the restrictions imposed in the prior year to prevent its spread have been eased and government vaccination campaigns continue. Compared to the prior year, the economic recovery trends in the three and nine months ended September 30, 2021 included a resumption of flights by major airlines and increased motor vehicle use. This has in turn resulted in increased demand and market prices for crude oil and certain of our products. Nonetheless, there remains continued uncertainty about the duration and future impact of the COVID-19 Pandemic.
Uncertainties related to the impact of the COVID-19 Pandemic and other events exist that could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. To the extent these uncertainties have been identified and are believed to have had a material impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under GAAP, we have considered them in the preparation of our unaudited financial statements as of and for the three and nine months ended September 30, 2021. The application of accounting policies impacted by such considerations include (but are not necessarily limited to) the following:
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

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Refining Segment
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd") as of September 30, 2021, including the following:
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
On May 7, 2020, we sold our equity interests in Alon Bakersfield Property, Inc., an indirect wholly-owned subsidiary that owned our non-operating refinery located in Bakersfield, California, to a subsidiary of Global Clean Energy Holdings, Inc. (“GCE”) for total cash consideration of $40.0 million. As a result of this sale, we recognized a gain of $56.8 million, largely due to the buyer assuming substantially all of the asset retirement obligations and environmental liabilities associated with this refinery. As part of the transaction, GCE granted a call option to Delek to acquire up to a 33 1/3% limited member interest in the acquiring subsidiary of GCE for up to $13.3 million, subject to certain adjustments. Such option is exercisable by Delek through the 90th day after GCE demonstrates commercial operations, as contractually defined, which has not yet occurred as of September 30, 2021.
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
Retail Segment
Our retail segment consists of 250 owned and leased convenience store sites as of September 30, 2021, located primarily in Central and West Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel primarily under the Alon or Delek brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money grams to the public, primarily under the 7-Eleven and DK or Alon brand names. Substantially all of the motor fuel sold through

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In November 2018, we terminated the license agreement with 7-Eleven, Inc. The terms of such agreement and subsequent amendments require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023.
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
Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended September 30, 2021
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$2,603.8	$79.8	$206.5	$66.4	$2,956.5
Inter-segment fees and revenues	210.8	109.8	—	(320.6)	—
Operating costs and expenses:
Cost of materials and other	2,640.4	105.1	165.2	(240.6)	2,670.1
Operating expenses (excluding depreciation and amortization presented below)	82.8	17.3	23.4	(0.7)	122.8
Segment contribution margin	$91.4	$67.2	$17.9	$(12.9)	163.6
Depreciation and amortization	$45.9	$10.2	$3.0	$1.7	60.8
General and administrative expenses					58.7
Other operating income, net					(1.7)
Operating income					$45.8
Capital spending (excluding business combinations)	$14.5	$4.2	$1.9	$8.3	$28.9

	Three Months Ended September 30, 2020
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$1,450.8	$49.4	$177.7	$385.0	$2,062.9
Inter-segment fees and revenues	112.7	92.8	—	(205.5)	—
Operating costs and expenses:
Cost of materials and other	1,479.2	60.7	136.3	199.7	1,875.9
Operating expenses (excluding depreciation and amortization presented below)	102.1	14.3	23.1	0.2	139.7
Segment contribution margin	$(17.8)	$67.2	$18.3	$(20.4)	47.3
Depreciation and amortization	$50.3	$9.4	$2.9	$2.6	65.2
General and administrative expenses					57.0
Other operating expense, net					0.3
Operating loss					$(75.2)
Capital spending (excluding business combinations)	$0.6	$3.2	$0.7	$0.2	$4.7

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2021
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$6,415.1	$202.6	$590.3	$332.2	$7,540.2
Inter-segment fees and revenues	555.3	308.4	—	(863.7)	—
Operating costs and expenses:
Cost of materials and other	6,609.9	275.0	466.4	(479.9)	6,871.4
Operating expenses (excluding depreciation and amortization presented below)	310.2	46.9	67.2	8.9	433.2
Segment contribution margin	$50.3	$189.1	$56.7	$(60.5)	235.6
Depreciation and amortization	$149.0	$30.9	$9.6	$6.1	195.6
General and administrative expenses					164.4
Other operating income, net					(4.7)
Operating loss					$(119.7)
Capital spending (excluding business combinations)	$133.0	$14.6	$3.2	$10.8	$161.6

	Nine Months Ended September 30, 2020
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$4,021.9	$133.4	$521.7	$742.6	$5,419.6
Inter-segment fees and revenues	346.5	289.9	—	(636.4)	—
Operating costs and expenses:
Cost of materials and other	4,314.4	205.9	400.0	144.0	5,064.3
Operating expenses (excluding depreciation and amortization presented below)	302.5	41.5	66.8	11.2	422.0
Segment contribution margin	$(248.5)	$175.9	$54.9	$(49.0)	(66.7)
Depreciation and amortization	$132.3	$24.4	$9.1	$11.6	177.4
General and administrative expenses					184.4
Other operating income, net					(14.6)
Operating loss					$(413.9)
Capital spending (excluding business combinations)	$180.9	$6.9	$8.2	$12.0	$208.0

Other Segment Information
Total assets by segment were as follows as of September 30, 2021 (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Total assets	$6,513.7	$930.5	$247.8	$(925.1)	$6,766.9
Less:
Inter-segment notes receivable	(991.8)	—	—	991.8	—
Inter-segment right of use lease assets	(282.2)	—	—	282.2	—
Total assets, excluding inter-segment notes receivable and right of use assets	$5,239.7	$930.5	$247.8	$348.9	$6,766.9

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Property, plant and equipment and accumulated depreciation as of September 30, 2021 and depreciation expense by reporting segment for the three and nine months ended September 30, 2021 are as follows (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$2,628.0	$704.9	$166.5	$98.9	$3,598.3
Less: Accumulated depreciation	(899.0)	(256.7)	(56.7)	(69.6)	(1,282.0)
Property, plant and equipment, net	$1,729.0	$448.2	$109.8	$29.3	$2,316.3
Depreciation expense for the three months ended September 30, 2021	$44.2	$10.2	$2.8	$1.7	$58.9
Depreciation expense for the nine months ended September 30, 2021	$144.0	$30.9	$9.0	$6.1	$190.0

In accordance with ASC 360, Property, Plant and Equipment ("ASC 360"), Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment related to our property, plant and equipment as of September 30, 2021 (see Note 1 for further discussion on the impact of COVID-19 Pandemic).

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
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Numerator for EPS
Net income (loss)	$26.9	$(76.9)	$(136.9)	$(285.4)
Less: Income attributed to non-controlling interest	8.8	11.2	24.7	29.4
Numerator for basic and diluted EPS attributable to Delek	$18.1	$(88.1)	$(161.6)	$(314.8)

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	74,074,446	73,669,310	73,930,925	73,551,970
Dilutive effect of stock-based awards	417,730	—	—	—
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	74,492,176	73,669,310	73,930,925	73,551,970
EPS:
Basic income (loss) per share	$0.24	$(1.20)	$(2.19)	$(4.28)
Diluted income (loss) per share	$0.24	$(1.20)	$(2.19)	$(4.28)
The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be antidilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	3,711,184	3,873,055	2,967,725	3,807,699
Antidilutive due to loss	—	363,603	605,270	330,412
Total antidilutive stock-based compensation	3,711,184	4,236,658	3,572,995	4,138,111

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 4 - Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of September 30, 2021, we owned an 80.0% interest in Delek Logistics, consisting of 34,745,868 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets.
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
In August 2020, Delek Logistics filed a shelf registration statement, which subsequently became effective, with the SEC for the proposed re-sale or other disposition from time to time by Delek of up to 14.0 million common limited partner units representing our limited partner interests in Delek Logistics. No units were sold as of September 30, 2021.
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

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$4.9	$4.2
Accounts receivable	18.4	15.7
Accounts receivable from related parties	—	5.9
Inventory	2.2	3.1
Other current assets	1.1	0.4
Property, plant and equipment, net	448.2	464.8
Equity method investments	251.9	253.7
Operating lease right-of-use assets	22.9	24.2
Goodwill	12.2	12.2
Intangible assets, net	155.4	160.1
Other non-current assets	13.3	12.1
Total assets	$930.5	$956.4
LIABILITIES AND DEFICIT
Accounts payable	$7.4	$6.7
Accounts payable to related parties	44.6	—
Current portion of operating lease liabilities	7.4	8.7
Accrued expenses and other current liabilities	28.6	12.9
Long-term debt	901.4	992.3
Asset retirement obligations	6.4	6.0
Operating lease liabilities, net of current portion	15.5	15.4
Other non-current liabilities	24.0	22.7
Deficit	(104.8)	(108.3)
Total liabilities and deficit	$930.5	$956.4

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

Note 5 - Equity Method Investments
Wink to Webster Pipeline
On July 30, 2019, we, through our wholly-owned direct subsidiary Delek Energy, entered into a limited liability company agreement (the “LLCA”) and related agreements with multiple joint venture members of Wink to Webster Pipeline LLC (“WWP”). Pursuant to the LLCA, Delek Energy acquired a 15% ownership interest in WWP ("WWP Joint Venture"). WWP intends to construct and operate a crude oil pipeline system from Wink, Texas to Webster, Texas along with certain pipelines from Webster, Texas to other destinations in the Gulf Coast area. Pursuant to the LLCA, Delek Energy will be required to contribute its percentage interest of the applicable construction costs (including certain costs previously incurred by WWP). During the nine months ended September 30, 2020, we made capital contributions totaling $18.9 million.
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
The Company's maximum exposure to any losses incurred by HoldCo is limited to its investment. As of September 30, 2021, except for the guarantee of member obligations under the W2W Holdings LLC Agreement, the Company does not have other existing guarantees with or to HoldCo, or any third-party work contracted with it.
On September 30, 2021 WWP made the decision to buy Delek out of the Midland Connector Financing Commitment Agreement which provided an interest-free commitment to fund us up to $65.0 million upon completion of a connector to connect the WWP long-haul pipeline to our Big Spring Gathering System, with repayment over 14 years. The buy-out totaled $27.5 million and represented the estimated incremental cost of capital to fund the $65.0 million in expenditures over a 14-year term, and enabled us to recover approximately $18.0 million of capital expenditures that we may not have incurred had it not been for the financing commitment, including approximately $6.6

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
million that was written off during the third quarter. As a result of the transaction, we recognized $20.9 million of other non-operating income in the third quarter, representing the excess over our current period recognized write-offs.
As of September 30, 2021 and December 31, 2020, Delek's investment balance in WWP Project Financing Joint Venture totaled $53.9 million and $66.6 million, respectively, and is included as part of total assets in corporate, other and eliminations in our segment disclosure. During the nine months ended September 30, 2020, we received distributions of $69.3 million from WWP Project Financing Joint Venture to return excess contributions made. In addition on the investment, we recognized a loss of $8.8 million and $12.9 million for the three and nine months ended September 30, 2021, respectively, and income totaling $0.2 million and a loss of $1.8 million for the three and nine months ended September 30, 2020, respectively.
Delek Logistics Investments
In May 2019, Delek Logistics, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed under the Delek Logistics Credit Facility (as defined in Note 8), to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River (the "Red River Pipeline Joint Venture"). Red River owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. In August 2020, Red River completed a planned expansion project to increase the pipeline capacity which commenced operations on October 1, 2020. Delek Logistics contributed an additional $3.5 million related to such expansion project in May 2019 and during 2020 made additional capital contributions of $12.2 million based on capital calls received. During the nine months ended September 30, 2021, we made additional capital contributions totaling $1.4 million based on capital calls received. As of September 30, 2021 and December 31, 2020, Delek's investment balance in Red River totaled $143.4 million and $141.8 million, respectively. We recognized income on the investment totaling $3.9 million and $9.9 million and for the three and nine months ended September 30, 2021, respectively, and $2.0 million and $6.8 million for the three and nine months ended September 30, 2020, respectively. This investment is accounted for using the equity method and is included as part of total assets in our logistics segment.
In addition to Red River, Delek Logistics has two joint ventures that own and operate logistics assets, and which serve third parties and subsidiaries of Delek. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems (the "Caddo Pipeline") and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system (the "Rio Pipeline"). As of September 30, 2021 and December 31, 2020, Delek Logistics' investment balances in these joint ventures totaled $108.5 million and $111.9 million, respectively, and were accounted for using the equity method. We recognized income on these investments totaling $3.4 million and $8.0 million for the three and nine months ended September 30, 2021, respectively, and $2.9 million and $10.1 million for the three and nine months ended September 30, 2020, respectively.
Other Investments
We have a 50% interest in a joint venture that owns an asphalt terminal located in Brownwood, Texas. As of September 30, 2021 and December 31, 2020, Delek's investment balance in this joint venture was $44.1 million and $39.3 million, respectively. We recognized income on this investment totaling $4.2 million and $9.0 million for the three and nine months ended September 30, 2021, respectively, and $7.5 million and $13.0 million for the three and nine months ended September 30, 2020, respectively. This investment is accounted for using the equity method and is included as part of total assets in corporate, other and eliminations in our segment disclosure.
Delek Renewables, LLC, a wholly-owned subsidiary of Delek, has a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in North Little Rock, Arkansas. As of September 30, 2021 and December 31, 2020, Delek Renewables, LLC's investment balance in this joint venture was $4.5 million and $4.0 million, respectively, and was accounted for using the equity method. We recognized income on this investment totaling $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2020, respectively. The investment in this joint venture is reflected in the refining segment.

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

17 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Carrying value of inventories consisted of the following (in millions):

	September 30, 2021	December 31, 2020
Refinery raw materials and supplies	$470.9	$270.7
Refinery work in process	137.6	92.1
Refinery finished goods	447.3	327.1
Retail fuel	7.8	6.2
Retail merchandise	27.2	28.5
Logistics refined products	2.2	3.1
Total inventories	$1,093.0	$727.7

At September 30, 2021, we recorded a pre-tax inventory valuation reserve of $1.1 million, none of which related to LIFO inventory, due to a market price decline below our cost of certain inventory products. At December 31, 2020, we recorded a pre-tax inventory valuation reserve of $31.1 million, $30.3 million of which related to LIFO inventory, which reversed in the first quarter of 2021 due to the sale of inventory quantities that gave rise to the December 31, 2020 reserve. We recognized a net reduction (increase) in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of $(0.2) million and $29.9 million for the three and nine months ended September 30, 2021, respectively, and $9.5 million and $(65.6) million for the three and nine months ended September 30, 2020, respectively.
As of September 30, 2021, we recorded an immaterial cumulative error correction relating to prior periods to capitalize manufacturing overhead costs that should have been included in refining finished goods totaling $21.5 million. The impact of the balance sheet error correction would not have been material to the prior period financial statements and is not material to total inventory. Of that amount, $14.0 million was recognized as a reduction of operating expenses and $7.5 million was recognized as a reduction of depreciation in the refining segment during the three and nine months ended September 30, 2021.

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
Barrels subject to the Supply and Offtake Agreements are as follows (in millions):

	El Dorado	Big Spring	Krotz Springs
Baseline Volumes pursuant to the respective Supply and Offtake Agreements	2.0	0.8	1.3
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of September 30, 2021 (1)	3.3	1.4	1.3
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of December 31, 2020 (1)	4.0	1.3	1.2
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

18 |

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
Pursuant to the Periodic Price Adjustments provision in the Supply and Offtake Agreements, the Company may be required to pay down all or a portion of the fixed component of the Baseline Step-Out Liabilities or may receive additional proceeds depending on the change in fair value of the inventory collateral subject to a threshold at certain specified periodic pricing dates (the "Periodic Pricing Dates"), which occur on October 1st and May 1st, annually, not to extend beyond expiration of the Supply and Offtake Agreements. Additionally, at the Periodic Pricing Dates, if a Periodic Price Adjustment is triggered, the prospective pricing underlying the fixed component of the Baseline Step-Out Liabilities will be adjusted to reflect either the pay-down or the incremental proceeds, accordingly. On October 1, 2020, the provision was triggered and a paydown amounting to $20.8 million was made to J. Aron on October 30, 2020. The prospective pricing underlying the fixed component of the Baseline Step-Out liabilities was adjusted accordingly to reflect this payment, resulting in a reduction to the fixed differential component of our long-term Supply and Offtake Obligation totaling $20.8 million and a prospective contractual reset of the fixed differentials subject to future Periodic Price Adjustments. Contemporaneous with the payment, J. Aron separately refunded to us the $10.0 million of deferred additional monthly fees. On May 1, 2021 the provision was triggered and on May 28, 2021, $15.2 million of incremental proceeds were received from J. Aron. Effective June 4, 2021, J. Aron terminated our $10.0 million letter of credit that was issued to them under the terms of the Supply and Offtake Agreements. As of September 30, 2021, the fixed component of the Baseline Step-Out Liabilities subject to the Periodic Price Adjustments amounted to approximately $38.6 million. Some portion of that amount may become due or payable in periods occurring within twelve months, if Periodic Price Adjustments are triggered on the Periodic Pricing Dates.
Monthly activity resulting in over and short volumes continue to be valued using market-indexed pricing, and are included in current liabilities (or receivables) on our condensed consolidated balance sheet. Net balances payable (receivable) under the Supply and Offtake Agreements were as follows as of the balance sheet dates (in millions):

	El Dorado	Big Spring	Krotz Springs	Total
Balances as of September 30, 2021:
Baseline Step-Out Liability	$159.3	$68.3	$102.2	$329.8
Revolving over/short inventory financing liability	99.0	49.4	0.3	148.7
Total Obligations Under Supply and Offtake Agreements	258.3	117.7	102.5	478.5
Less: Current portion	99.0	49.4	0.3	148.7
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$159.3	$68.3	$102.2	$329.8
Other current receivable for monthly activity true-up	$(2.0)	$(5.5)	$(4.9)	$(12.4)

	El Dorado	Big Spring	Krotz Springs	Total
Balances as of December 31, 2020:
Baseline Step-Out Liability	$106.3	$47.9	$70.7	$224.9
Revolving over/short inventory financing liability (receivable)	102.0	25.3	(4.5)	122.8
Total Obligations Under Supply and Offtake Agreements	208.3	73.2	66.2	347.7
Less: Current portion (1)	102.0	25.3	(4.5)	122.8
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$106.3	$47.9	$70.7	$224.9
Other current payable for monthly activity true-up	$6.6	$7.0	$—	$13.6
(1) Current portion for Krotz Springs includes $1.9 million of current portion of obligations under Supply and Offtake Agreements and $6.4 million of current assets presented in our condensed consolidated balance sheet.

The Supply and Offtake Agreements require payments of fixed annual fees which are factored into the interest rate yield under the fair value accounting model. Recurring cash fees paid during the periods presented were as follows (in millions):

19 |

	El Dorado	Big Spring	Krotz Springs	Total
Recurring cash fees paid during the three months ended September 30, 2021	$2.5	$0.9	$1.0	$4.4
Recurring cash fees paid during the three months ended September 30, 2020	$1.5	$0.7	$1.1	$3.3
Recurring cash fees paid during the nine months ended September 30, 2021	$7.7	$2.4	$3.2	$13.3
Recurring cash fees paid during the nine months ended September 30, 2020	$7.4	$2.8	$3.1	$13.3

Interest expense recognized under the Supply and Offtake Agreements includes the yield attributable to recurring cash fees, one-time cash fees (e.g., in connection with amendments), as well as other changes in fair value, which may increase or decrease interest expense. Total interest expense incurred during the periods presented was as follows (in millions):

	El Dorado	Big Spring	Krotz Springs	Total
Interest expense for the three months ended September 30, 2021	$2.5	$0.9	$1.0	$4.4
Interest expense for the three months ended September 30, 2020	$1.5	$0.7	$1.1	$3.3
Interest expense for the nine months ended September 30, 2021	$7.7	$2.4	$3.2	$13.3
Interest expense for the nine months ended September 30, 2020	$7.8	$5.9	$3.5	$17.2
Reflected in interest expense are losses totaling $3.9 million for the nine months ended September 30, 2020, related to the changes in fair value in the Baseline Step-Out Liabilities component of Obligations under Supply and Offtake Agreements. There were no such losses for the three and nine months ended September 30, 2021.

We maintained letters of credit under the Supply and Offtake Agreements as follows (in millions):

	El Dorado	Big Spring and Krotz Springs
Letters of credit outstanding as of September 30, 2021	$170.0	$—
Letters of credit outstanding as of December 31, 2020	$195.0	$10.0

Note 8 - Long-Term Obligations and Notes Payable
Outstanding borrowings, net of unamortized debt discounts and certain deferred financing costs, under Delek’s existing debt instruments are as follows (in millions):

	September 30, 2021	December 31, 2020
Revolving Credit Facility	$—	$—
Term Loan Credit Facility (1)	1,241.7	1,246.8
Hapoalim Term Loan (2)	29.1	39.3
Delek Logistics Credit Facility	260.9	746.6
Delek Logistics 2025 Notes (3)	246.4	245.7
Delek Logistics 2028 Notes (4)	394.1	—
Reliant Bank Revolver	50.0	50.0
Promissory Notes	—	20.0
	2,222.2	2,348.4
Less: Current portion of long-term debt and notes payable	63.4	33.4
	$2,158.8	$2,315.0
(1)Net of deferred financing costs of $2.4 million and $2.9 million and debt discount of $19.2 million and $23.3 million at September 30, 2021 and December 31, 2020, respectively.
(2)Net of deferred financing costs of $0.1 million and $0.2 million and debt discount of $0.1 million and $0.1 million at September 30, 2021 and December 31, 2020, respectively.
(3)Net of deferred financing costs of $2.7 million and $3.3 million and debt discount of $0.9 million and $1.0 million at September 30, 2021 and December 31, 2020, respectively.
(4)Net of deferred financing costs of $5.9 million at September 30, 2021.

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
In addition, the Revolving Credit Facility requires Delek to pay an unused line fee on the average amount of unused commitments

21 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
thereunder in each quarter, which the fee is at a rate of 0.25% or 0.375% per annum, depending on average commitment usage for such quarter. As of September 30, 2021, the unused line fee was 0.375% per annum.
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
Additional Information
At September 30, 2021, the borrowing rate for base rate loans under the Revolving Credit Facility was 3.50% and there were no principal amounts outstanding thereunder. Additionally, there were letters of credit issued of approximately $278.3 million as of September 30, 2021 under the Revolving Credit Facility. Unused credit commitments under the Revolving Credit Facility, as of September 30, 2021, were approximately $721.7 million.
At September 30, 2021, the weighted average borrowing rate under the Term Loan Credit Facility was approximately 2.98% comprised entirely of LIBOR borrowings, and the principal amount outstanding thereunder was $1,263.3 million. As of September 30, 2021, the effective interest rate related to the Term Loan Credit Facility was 3.51%.
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
At September 30, 2021, the weighted average borrowing rate under the term loan was approximately 3.08% comprised entirely of a LIBOR borrowing and the principal amount outstanding thereunder was $29.3 million. On July 30, 2021, we elected to voluntarily prepay $10.0 million in principal of the term loan. As of September 30, 2021, the effective interest rate related to the BHI Term Loan was 3.65%.
Delek Logistics Credit Facility
On September 28, 2018, Delek Logistics and all of its subsidiaries entered into a third amended and restated senior secured revolving credit agreement with Fifth Third Bank ("Fifth Third") as administrative agent and a syndicate of lenders (hereafter, the "Delek Logistics

22 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Delek Logistics Credit Facility has a maturity date of September 28, 2023. Borrowings under the Delek Logistics Credit Facility bear interest at either a U.S. dollar prime rate, Canadian dollar prime rate, LIBOR, or a CDOR rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin in each case and the fee payable for the unused revolving commitments vary based upon Delek Logistics' most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the Delek Logistics Credit Facility. At September 30, 2021, the weighted average borrowing rate was approximately 2.62%. Additionally, the Delek Logistics Credit Facility requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2021, this fee was 0.35% on an annualized basis.
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
As of September 30, 2021, Delek Logistics had $260.9 million of outstanding borrowings under the Delek Logistics Credit Facility, with no letters of credit in place. Unused credit commitments under the Delek Logistics Credit Facility, as of September 30, 2021, were $589.1 million.
Delek Logistics 2025 Notes
On May 23, 2017, Delek Logistics and its wholly owned subsidiary Delek Logistics Finance Corp. (“Finance Corp.” and together with Delek Logistics, the “Issuers”) issued $250.0 million in aggregate principal amount of 6.75% senior notes due 2025 (the “Delek Logistics 2025 Notes”) at a discount. The Delek Logistics 2025 Notes are general unsecured senior obligations of the Issuers. The Delek Logistics 2025 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics' existing subsidiaries (other than Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics' future subsidiaries. The Delek Logistics 2025 Notes rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right of payment to any future subordinated indebtedness of the Issuers. Interest on the Delek Logistics 2025 Notes is payable semi-annually in arrears on each May 15 and November 15.
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
As of September 30, 2021, we had $250.0 million in outstanding principal amount under the Delek Logistics 2025 Notes, and the effective interest rate was 7.21%.
Delek Logistics 2028 Notes
On May 24, 2021, Delek Logistics and Finance Corp. (collectively, the “Co-issuers”), issued $400.0 million in aggregate principal amount of the Co-issuers 7.125% Senior Notes due 2028 (the “Delek Logistics 2028 Notes”), at par, pursuant to an indenture with U.S. Bank, National Association as trustee. The Delek Logistics 2028 Notes are general unsecured senior obligations of the Co-issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries other than Finance Corp. and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. The Delek Logistics 2028 Notes rank equal in right of payment with all existing and future senior indebtedness of the Co-issuers, and senior in right of payment to any future subordinated indebtedness of the Co-issuers. The Delek Logistics 2028 Notes will mature on June 1, 2028, and interest is payable semi-annually in arrears on each June 1 and December 1, commencing December 1, 2021.
At any time prior to June 1, 2024, the Co-issuers may redeem up to 35% of the aggregate principal amount of the Delek Logistics 2028 Notes with the net cash proceeds of one or more equity offerings by Delek Logistics at a redemption price of 107.125% of the redeemed

23 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As of September 30, 2021, we had $400.0 million in outstanding principal amount under the Delek Logistics 2028 Notes, and the effective interest rate was 7.41%.
Reliant Bank Revolver
Delek has an unsecured revolving credit agreement with Reliant Bank (the "Reliant Bank Revolver"). On December 16, 2019, we amended the Reliant Bank Revolver to extend the maturity date to June 30, 2022, reduce the fixed interest rate to 4.50% per annum and increase the revolver commitment amount to $50.0 million. There were no other significant changes to the agreement in connection with this amendment. On December 9, 2020 and June 17, 2021, we amended the Reliant Bank Revolver to modify a required quarterly financial covenant metric; there were no other changes as a result of these amendments. The revolving credit agreement requires us to pay a quarterly fee of 0.50% on an annualized basis on the average unused revolving commitment. As of September 30, 2021, we had $50.0 million outstanding and had no unused credit commitments under the Reliant Bank Revolver.
Promissory Notes
Delek had four notes payable (the "Promissory Notes") for a total of $120.0 million in principal with various assignees of Alon Israel Oil Company, Ltd., the holder of a predecessor consolidated promissory note, which bore interest at a fixed rate of 5.50% per annum and which, collectively, required annual principal amortization payments of $25.0 million, with a final payment of $20.0 million which was paid at maturity of the Promissory Notes on January 4, 2021.
Restrictive Covenants
Under the terms of our Revolving Credit Facility, Term Loan Credit Facility, Delek Logistics Credit Facility, Delek Logistics 2025 Notes, Delek Logistics 2028 Notes, Reliant Bank Revolver and BHI Agreement, we are required to comply with certain usual and customary financial and non-financial covenants. The terms and conditions of the Revolving Credit Facility include periodic compliance with a springing minimum fixed charge coverage ratio financial covenant if excess availability under the revolver borrowing base is below certain thresholds, as defined in the credit agreement. The Term Loan Credit Facility does not have any financial maintenance covenants. We believe we were in compliance with all covenant requirements under each of our credit facilities as of September 30, 2021.
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

24 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales pursuant to ASC 815. If we elect the normal purchases and normal sales exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. As of September 30, 2021 and December 31, 2020, and for the three and nine months ended September 30, 2021 and September 30, 2020, our commodity fixed-price forward contracts that were accounted for as derivative instruments primarily consisted of contracts related to our Canadian crude trading operations. Since Canadian crude trading activity is not related to managing supply or pricing risk of the actual inventory that will be used in production, such unrealized and realized gains and losses are recognized in other operating income, net rather than cost of materials and other on the accompanying condensed consolidated statements of income. Additionally, as of and for the three months ended September 30, 2021, we also had certain fixed price normal course transactions related to crude optimization that included identifiable one-to-one hedges associated with them which are being recognized as derivatives. We elected to not take the NPNS election on these forward physical transaction so that both the hedged item and the related economic hedge would be recognized together in earnings. Such transactions are specific to managing crude costs and optimizing crude procurement rather than for trading purposes, are therefore are recognized in cost of materials and other on the accompanying condensed consolidated statements of income in our refining segment, and are included in our disclosures of commodity derivatives in the tables below.
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
As of September 30, 2021, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
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
The following table presents the fair value of our derivative instruments as of September 30, 2021 and December 31, 2020. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 10 for further information regarding the fair value of derivative instruments (in millions).

25 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

		September 30, 2021		December 31, 2020
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives(1)	Other current assets	$178.5	$(150.0)	$48.9	$(24.8)
Commodity derivatives(1)	Other current liabilities	245.2	(281.0)	930.7	(943.8)
Commodity derivatives(1)	Other long-term assets	—	—	2.4	(2.3)
Commodity derivatives(1)	Other long-term liabilities	13.4	(13.8)	415.2	(415.8)
RIN commitment contracts(2)	Other current assets	14.8	—	33.6	—
RIN commitment contracts(2)	Other current liabilities	—	(2.5)	—	(22.5)

Derivatives designated as hedging instruments:
Commodity derivatives (1)	Other current assets	—	—	0.5	(0.3)
Total gross fair value of derivatives		$451.9	$(447.3)	$1,431.3	$(1,409.5)
Less: Counterparty netting and cash collateral(3)		406.9	(416.3)	1,358.3	(1,373.1)
Total net fair value of derivatives		$45.0	$(31.0)	$73.0	$(36.4)
(1)As of September 30, 2021 and December 31, 2020, we had open derivative positions representing 179,677,948 and 159,682,606 barrels, respectively, of crude oil and refined petroleum products. There were no open positions designated as cash flow hedging instruments as of September 30, 2021 and December 31, 2020. Additionally, as of December 31, 2020, we had open derivative positions representing and 22,130,000 MMBTU of natural gas products. There were no open natural gas positions as of September 30, 2021.
(2)As of September 30, 2021 and December 31, 2020, we had open RINs commitment contracts representing 67,750,000 and 282,150,000 RINs, respectively.
(3)As of September 30, 2021 and December 31, 2020, $9.4 million and $14.8 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our non-trading commodity derivatives and RINs commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gains (losses) on hedging derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$(23.2)	$5.1	$56.4	$(85.8)
Gains (losses) on non-trading physical forward contract commodity derivatives in cost of materials and other	7.5	—	7.5	—
Realized gains reclassified out of accumulated other comprehensive income and into cost of materials and other on commodity derivatives designated as cash flow hedging instruments	—	0.8	0.2	3.7
Total gains (losses)	$(15.7)	$5.9	$64.1	$(82.1)
(1)     Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $(6.8) million and $(16.2) million for the three and nine months ended September 30, 2021, respectively, and $(19.4) million and $9.2 million for the three and nine months ended September 30, 2020, respectively.
(2)    See separate table below for disclosures about "trading derivatives."

The effect of cash flow hedge accounting on the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain (loss) on cash flow hedging relationships recognized in cost of materials and other:
Commodity contracts:
Hedged items	$—	$(0.8)	$(0.2)	$(3.7)
Derivative designated as hedging instruments	—	0.8	0.2	3.7
Total	$—	$—	$—	$—

26 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2021 or 2020. There were no gains (losses), net of tax, on settled commodity contracts during the three months ended September 30, 2021, and $0.2 million during the nine months ended September 30, 2021, and $0.7 million and $3.0 million during the three and nine months ended September 30, 2020, respectively, which were reclassified into cost of materials and other in the condensed consolidated statements of income. As of September 30, 2021, we estimate that no amount of deferred gains related to commodity cash flow hedges will be reclassified into cost of materials and other over the next 12 months as a result of hedged transactions that are forecasted to occur.
Total (losses) gains on our trading derivatives (none of which were designated as hedging instruments) recorded in other operating income, net on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Trading Physical Forward Contract Commodity Derivatives
Realized gains (losses)	$2.8	$(0.4)	$4.9	$(3.4)
Unrealized gains (losses)	(0.8)	0.2	(0.4)	(0.5)
Total	$2.0	$(0.2)	$4.5	$(3.9)

Trading Hedging Commodity Derivatives
Realized gains (losses)	$0.7	$1.7	$0.2	$0.5
Unrealized gains (losses)	(0.9)	(1.6)	(5.9)	7.4
Total	$(0.2)	$0.1	$(5.7)	$7.9

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

27 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
As of and for the nine months ended September 30, 2021 and 2020, we elected to account for our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. With respect to the amended and restated Supply and Offtake Agreements, such amendments being effective April 2020 for all the agreements, we apply fair value measurement as follows: (1) we determine fair value for our amended variable step-out liability based on changes in fair value related to market volatility based on a floating commodity-index price, and for our amended fixed step-out liability based on changes to interest rates and the timing and amount of expected future cash settlements where such obligation is categorized as Level 2 Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other, and changes in fair value due to interest rate risk are recorded as a component of interest expense in the condensed consolidated statements of income; and (2) we determine fair value of the commodity-indexed revolving over/short inventory financing liability based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2 and is presented in the current portion of the Obligation under Supply and Offtake Agreements on our condensed consolidated balance sheets. Gains (losses) related to the change in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income.
For all other financial instruments, the fair value approximates the historical or amortized cost basis comprising our carrying value and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$437.1	$—	$437.1
RINs commitment contracts	—	14.8	—	14.8
Total assets	—	451.9	—	451.9
Liabilities
Commodity derivatives	—	(444.8)	—	(444.8)
RINs commitment contracts	—	(2.5)	—	(2.5)
Environmental credits obligation deficit	—	(92.7)	—	(92.7)
J. Aron supply and offtake obligations	—	(478.5)	—	(478.5)
Total liabilities	—	(1,018.5)	—	(1,018.5)
Net liabilities	$—	$(566.6)	$—	$(566.6)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$1,397.7	$—	$1,397.7
RINs commitment contracts	—	33.6	—	33.6
Total assets	—	1,431.3	—	1,431.3
Liabilities
Commodity derivatives	—	(1,387.0)	—	(1,387.0)
RINs commitment contracts	—	(22.5)	—	(22.5)
Environmental credits obligation deficit	—	(59.6)	—	(59.6)
J. Aron supply and offtake obligations	—	(354.1)	—	(354.1)
Total liabilities	—	(1,823.2)	—	(1,823.2)
Net liabilities	$—	$(391.9)	$—	$(391.9)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of September 30, 2021 and December 31, 2020, $9.4 million and $14.8 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 9 for further information regarding derivative instruments.

28 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
One of our Alon subsidiaries was the defendant in a legal action related to an easement dispute arising from a purchase of property that occurred in October 2013. In June 2019, the court found in favor of the plaintiffs and assessed damages against such subsidiary, which were reduced in the fourth quarter of 2019 to $6.4 million. Such amount is included as of September 30, 2021 and December 31, 2020 in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet. The matter is currently under appeal, but has been remanded to the district court regarding jurisdictional issues.
On June 19, 2017, the Arkansas Teacher Retirement System filed a lawsuit in the Delaware Court of Chancery (Arkansas Teacher Retirement System v. Alon USA Energy, Inc., et al., Case No. 2017-0453), asserting claims for breach of fiduciary duty in connection with the business combination of Delek US Holdings, Inc. and Alon USA Energy, Inc. Following a mediation, the parties to the litigation agreed to a settlement and release of all claims of the plaintiff class in exchange for the defendants' agreement to pay $44.8 million into a settlement fund, of which our insurance carriers agreed to fund approximately $42.5 million under the applicable insurance policies and pursuant to varying limits and limitations. The settlement, in which the Company and other defendants expressly deny all assertions of wrongdoing or fault, was approved by the Court on October 29, 2021. In addition to the $2.3 million of the settlement that was not covered by insurance, we accrued $4.2 million of estimated unpaid and remaining legal fees. As of September 30, 2021 the remaining unpaid balance is $0.8 million, and is included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet.
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
As of September 30, 2021, we have recorded an environmental liability of approximately $112.1 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $2.8 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be

29 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
We are also subject to various regulatory requirements related to carbon emissions and the compliance requirements to remit environmental credit obligations due to the EPA or other regulatory agencies, the most significant of which relates to the RINs Obligation subject to the EPA’s RFS-2 regulations (as defined in our accounting policies in Note 1 to the audited consolidated financial statements included in Item. 8 Financial Statements and Supplementary Data, of our December 31, 2020 Annual Report on Form 10-K). The RFS-2 regulations are highly complex and evolving, requiring us to periodically update our compliance systems. As part of our on-going monitoring and compliance efforts, on an annual basis we engage a third party to perform procedures to review our RINs inventory, processes and compliance. The results of such procedures may include procedural findings but may also include findings regarding the usage of RINs to meet past obligations, the treatment of exported RINs, and the propriety of RINs on-hand and related adjustments to our RINs inventory, which (to the extent they are valued) offset our RINs Obligation. Such adjustments may also require communication with the EPA if they involve reportable non-compliance which could lead to the assessment of penalties. Based on management’s review which was completed during the second quarter 2021, we recorded a RINs inventory true-up adjustment totaling $(12.3) million which increased our recorded RINs Obligation. We have also self-reported our related instances of non-compliance to the EPA, and while we cannot yet estimate the extent of penalties that may be assessed, it is not expected to be material in relation to our total RINs Obligation.
Other Losses and Contingencies
Delek maintains property damage insurance policies which have varying deductibles. Delek also maintains business interruption insurance policies, with varying coverage limits and waiting periods. Covered losses in excess of the deductible and outside of the waiting period will be recoverable under the property and business interruption insurance policies.
El Dorado Refinery Fire
On February 27, 2021, our El Dorado refinery experienced a fire in its Penex unit. Six employees were injured in the fire, which was investigated by the Occupational Safety and Health Administration. Contrary to initial assessments, and despite occurring during the early stages of turnaround activity, the facility did suffer operational disruptions as a result of the fire. During the nine months ended September 30, 2021, we incurred workers' compensation losses of $3.8 million associated with the fire, which is included in operating expenses in the accompanying condensed consolidated statements of income. Additionally, we recognized accelerated depreciation of $1.0 million in the nine months ended September 30, 2021 due to property damaged in the fire, which was recovered during the three months ended September 30, 2021. An additional $3.4 million was recognized as a gain, in excess of these losses, during the three months ended September 30, 2021. We continue to incur repair costs that may be recoverable under property and casualty insurance policies. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and may result in the future recognition of insurance recoveries.
Winter Storm Uri
During February 2021, the Company experienced a severe weather event ("Winter Storm Uri") which temporarily impacted operations at all of our refineries. Due to the extreme freezing conditions, we experienced reduced throughputs at our refineries as there was a disruption in the crude supply, as well as damages to various units at our refineries requiring additional operating and capital expenditures. We recognized additional operating expenses in the amount of $28.4 million in the nine months ended September 30, 2021 due to property damaged in the freeze, and we continue to incur repair costs that may be recoverable under property and casualty insurance policies. If applicable, we accrue receivables for probable insurance or other third-party recoveries. During the three months ended September 30, 2021, we recorded $17.0 million in receivables from the insurers for those losses. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and is expected to result in additional future recognition of insurance recoveries.
Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets. There were no material releases that occurred during the nine months ended September 30, 2021. For releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. For the release sites that have not yet received regulatory closure, we expect to receive regulatory closure in 2021 and do not anticipate material costs associated with any fines or penalties or the completion of activities that may be needed to achieve regulatory closure. Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our condensed consolidated statements of income.
Letters of Credit
As of September 30, 2021, we had in place letters of credit totaling approximately $278.3 million with various financial institutions securing obligations primarily with respect to our commodity transactions for the refining segment and certain of our insurance programs. There were no amounts drawn by beneficiaries of these letters of credit at September 30, 2021.

30 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12 - Income Taxes
Under ASC 740 we used an estimated annual tax rate to record income taxes for the three and nine months ended September 30, 2021 and September 30, 2020. Our effective tax rate was 18.5% and 27.6% for the three and nine months ended September 30, 2021, respectively, and 16.9% and 32.0% for the three and nine months ended September 30, 2020, respectively. The difference between the effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 was primarily due to the impact of credits and permanent differences on the tax rate due to changes in pre-tax book income and adjustments reported in 2020 to reflect the reversal of a valuation allowance for deferred tax assets in partnership investments and federal net operating loss carryback to a prior 35% tax rate year coupled with the impact of changes in the third quarter estimated annual effective tax rate applied to year-to date loss for the nine months ended September 30, 2021 and September 30, 2020.
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
Note 13 - Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 5). Transactions with our related parties were as follows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues (1)	$25.7	$27.6	$55.3	$57.5
Cost of materials and other (2)	$12.4	$10.9	$37.4	$31.4
(1)Consists primarily of asphalt sales which are recorded in corporate, other and eliminations segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

Note 14 - Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	September 30, 2021	December 31, 2020
Short-term derivative assets (see Note 9)	45.1	72.9
Prepaid expenses	19.2	21.8
Income and other tax receivables	$4.5	$142.0
Other	11.5	19.7
Total	$80.3	$256.4

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	September 30, 2021	December 31, 2020
Product financing agreements	$342.5	$198.0
Crude purchase liabilities	142.3	62.1
Income and other taxes payable	99.2	109.5
Consolidated Net RINs Obligation deficit (see Note 10)	92.7	59.6
Employee costs	36.9	30.2
Short-term derivative liabilities (see Note 9)	30.7	35.8
Inventory reserve	29.5	—
Deferred revenue	12.9	16.5
Other	53.3	34.7
Total	$840.0	$546.4

31 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $6.5 million and $16.7 million for the three and nine months ended September 30, 2021, respectively, and $6.6 million and $17.4 million for the three and nine months ended September 30, 2020, respectively. These amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of income. As of September 30, 2021, there was $39.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years.
We issued net shares of common stock of 62,803 and 343,596 as a result of exercised or vested equity-based awards during the three and nine months ended September 30, 2021, respectively, and 68,265 and 314,204 for the three and nine months ended September 30, 2020, respectively. These amounts are net of 11,781 and 159,110 shares withheld to satisfy employee tax obligations related to the exercises and vesting during the three and nine months ended September 30, 2021, and 31,020 and 161,469 for the three and nine months ended September 30, 2020, respectively
Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
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
Delek US Holdings, Inc. Employee Stock Purchase Plan
On June 2, 2021, the Company's board of directors adopted the Delek US Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"). The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the U.S. Internal Revenue Code of 1986. The Company authorized the issuance of 2,000,000 shares of common stock under the ESPP. On each purchase date, eligible employees (as defined in the ESPP) can purchase the Company's stock at a price per share equal to 85.0% of the closing price of the Company's common stock on the exercise date, but no less than par value. There are four offering periods of three months during each fiscal year, beginning each January 1st, April 1st, July 1st, and October 1st. No shares of common stock were issued under the ESPP as of September 30, 2021.
Note 16 - Shareholders' Equity
Dividends Suspension
We elected to suspend dividends beginning in the fourth quarter of 2020 in order to conserve capital.
Stock Repurchase Program
On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases are made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. In the second quarter of 2020, we elected to suspend the share repurchase program. During the nine months ended September 30, 2020, 58,713 shares of our common stock were repurchased for a total of $1.9 million; none of which were repurchased during the third quarter of 2020. No repurchases of our common stock were made in the three and nine months ended September 30, 2021. As of September 30, 2021, there was $229.7 million of authorization remaining under Delek's aggregate stock repurchase program.
Stockholder Rights Plan
On March 20, 2020, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Delek’s common stock and adopted a stockholder rights plan (the “Rights Agreement”). The dividend was distributed in a non-

32 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
cash transaction on March 30, 2020 to the stockholders of record on that date. The Rights traded with Delek’s common stock and expired in accordance with the terms of the Rights Agreement on March 19, 2021.

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
As of September 30, 2021, $25.0 million of our net property, plant, and equipment balance is subject to an operating lease. This agreement does not include options for the lessee to purchase our leasing equipment, nor does it include any material residual value guarantees or material restrictive covenants. The agreement includes a one-year renewal option and certain variable payment based on usage.
The following table presents additional information related to our operating leases in accordance ASC 842, Leases ("ASC 842"):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Lease Cost
Operating lease costs (1)	$15.7	$16.9	$51.2	$48.5
Short-term lease costs (2)	7.0	5.4	27.5	19.1
Sublease income	(2.0)	(1.8)	(5.8)	(5.7)
Net lease costs	$20.7	$20.5	$72.9	$61.9
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$(16.5)	$(16.9)	$(52.8)	$(48.5)
Leased assets obtained in exchange for new operating lease liabilities	$14.2	$8.5	$28.4	$30.7
Leased assets obtained in exchange for new financing lease liabilities	$3.2	$—	$15.6	$—

			September 30, 2021	September 30, 2020

Weighted-average remaining lease term (years) operating leases			4.8	6.1
Weighted-average remaining lease term (years) financing leases			6.7	N/A
Weighted-average discount rate operating leases (3)			6.4%	5.9%
Weighted-average discount rate financing leases (3)			3.2%	N/A
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
The Impact of the COVID-19 Pandemic
The COVID-19 Pandemic has resulted in significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through both voluntary and mandated social distancing, curfews, shutdowns and expanded safety measures have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity which has had a significant impact on the nature and extent of travel. The COVID-19 Pandemic has had a devastating impact on the airline industry, dramatically reducing the number of domestic flights and, due to foreign travel bans and immigration restrictions abroad as well as traveler concerns over exposure, virtually eliminating international travel originating from the U.S. to many parts of the world. Additionally, the COVID-19 Pandemic has had a significant negative impact on motor vehicle activity. As a result, and particularly during 2020, we experienced a decline in the demand for, and thus also the market prices of, crude oil and certain of our products, particularly our refined petroleum products and most notably gasoline and jet fuel. Uncertainty about the duration of the COVID-19 Pandemic has caused periodic storage constraints in the U.S. resulting from over-supply

35 |

Management's Discussion and Analysis

of produced oil. Additionally, significant environmental events, such as extreme weather conditions or natural disasters can impact pipeline accessibility and utilization, other supply sources, as well as demand. While in the last several months, we have seen successful domestic efforts to distribute the COVID-19 vaccine across the U.S., which has led to some improved stability in the capital markets as well as improved pricing in crude oil, refined products, and related forward curves, there continues to be general economic uncertainty, and, accordingly, demand for refined product and for our logistics assets has not yet returned to normal levels. Such uncertainty has been further aggravated by the mutation of the COVID-19 virus into one or more variants and plateauing demand for currently available vaccines. Based on these conditions and events, downward pressure on commodity prices, crack spreads and demand remains a significant risk and could continue for the near term.
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
Other uncertainties related to the impact of the COVID-19 Pandemic as well as global geopolitical factors may exist that have not been identified or that are not specifically listed above, and could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. The U.S. Federal Government's passage and/or enactment of additional stimulus and relief measures, as well as their future actions may impact the extent to which the risk underlying these uncertainties are realized. To the extent these uncertainties have been identified and are believed to have an impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under U.S. Generally Accepted Accounting

36 |

Management's Discussion and Analysis

Principles ("GAAP"), we have considered them in the preparation of our unaudited financial statements as of and for the nine months ended September 30, 2021, which are included in Item 1, of this Quarterly Report on Form 10-Q.
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
•Adopting remote working where possible and when immediate exposure risk warrants, and where on-site operations are required, taking appropriate safety precautions;
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
•Additionally, we developed a cost savings plan for 2021 designed to continue to reduce operating expenses and general and administrative expenses. The majority of the expected operating expenses reduction is attributable to the temporary unit optimization at the Krotz Springs refinery, while also implementing other efforts such as targeted budgeting around outside contractor expenses and deferral of certain non-critical, non-capitalizable maintenance activities. Furthermore, both operating and general and administrative expenses were favorably impacted by a cumulative reduction in workforce, some of which were temporary. Reductions in workforce were made possible in large part by significant efforts to improve process efficiency and leverage technology where cost-effective.
•Finally, we elected to suspend share repurchases and dividends beginning in the second and fourth quarters of 2020, respectively, in order to conserve capital. This has helped us maintain our liquidity and manage our cost of capital impacted by the Pandemic, as well as provided additional flexibility to pursue opportunities to provide value to investors with respect to our stock price, which we believe is undervalued.
The combination of these efforts had a mitigating impact on cash flows as well as our operations, which we believe has improved our liquidity positioning and operational flexibility and response in anticipation of the continued economic impacts of the COVID-19 Pandemic. See the "Liquidity and Capital Resources" section of Item 2. MD&A for further information.
The extent to which our future results are affected by the COVID-19 Pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the Pandemic; additional actions by businesses and governments in response to the

37 |

Management's Discussion and Analysis

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
On February 27, 2021, our El Dorado refinery experienced a fire in its Penex unit, in which six Delek employees were injured. Our on-site emergency response team, with the assistance of the El Dorado Fire Department, extinguished the fire, and we immediately began to monitor the air quality within the refinery and the community. The incident was investigated by the Occupational Safety and Health Administration and Chemical Safety Board and resulted in operational disruptions as well as property and casualty damages..
To date, we have recognized approximately $21.4 million ($16.6 million after-tax) of insurance recoveries all related to property and casualty claims, $4.4 million of which related to replacement cost coverage on property losses and which helps offset corresponding capital expenditures, and the remaining $17.0 million of which relates to repairs and other operating expenses incurred in connection with our property and casualty damages. We have additional property and casualty claims, as well as business interruption claims, that are outstanding and still pending, and which are expected to be recognized in future quarters.

Refining Overview
The refining segment (or "Refining") processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day as of September 30, 2021. A high-level summary of the refinery activities is presented below:

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

38 |

Management's Discussion and Analysis

Logistics Overview
Our logistics segment (or "Logistics") gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and West Texas for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), where we owned an 80.0% interest in Delek Logistics at September 30, 2021. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's pipelines and transportation business owns or leases capacity on approximately 400 miles of crude oil transportation pipelines, approximately 450 miles of refined product pipelines, and an approximately 900-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 10.2 million barrels of active shell capacity. It also owns and operates ten light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 264 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.

Retail Overview
Our retail segment (or "Retail") at September 30, 2021 includes the operations of 250 owned and leased convenience store sites located primarily in Central and West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline and diesel under the DK or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money grams to the public, primarily under the 7-Eleven and DK or Alon brand names pursuant to a license agreement with 7-Eleven, Inc. In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination and subsequent amendments require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the termination. As of September 30, 2021, we have removed the 7-Eleven brand name at 57 of our store locations. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In connection with our Retail strategic initiatives, we closed or sold 49 under-performing or non-strategic store locations since the fourth quarter of 2018.
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

Corporate and Other Overview
Our corporate activities, results of certain immaterial operating segments, our asphalt terminal operations, our wholesale crude operations, and intercompany eliminations are reported in corporate, other and eliminations in our segment disclosures. Additionally, our corporate activities include certain of our commodity and other hedging activities.

39 |

Management's Discussion and Analysis

Strategic Overview
The Road So Far: A Recent Look Back
In recent history, the Company's overall strategy has been to take a disciplined approach that looks to balance returning cash to our shareholders and prudently investing in the business to support safe and reliable operations, while exploring opportunities for growth. Our goal has been to balance the different aspects of this program based on evaluations of each opportunity and how it matches our strategic goals for the Company, while factoring in market conditions and expected cash flows.
In our 2020 Annual Report on Form 10-K, we outlined the specifics around the Company's strategy, including the Five-Year Strategic Framework (which we initially developed in 2019), as well as our corresponding Core Strategic Focus Areas and our Strategic Initiatives. During much of the first half of 2021, our principal focus was on managing the operational and financial risks related to the COVID-19 Pandemic while also maintaining our attention on these Core Strategic Areas of Focus, which in turn continued to guide our objectives and initiatives :
I.     Safety and wellness.
II.    Reliability and integrity.
III.    Systems and processes.
IV.    Risk-based decision making.
V.     Positioning for growth.
That said, as we have previously communicated to you, not only have we consistently reevaluated our initiatives and immediate strategic priorities in light of the significant economic and operational impact of the COVID-19 Pandemic, we also have been continuing to actively review our strategies and related operational objectives and consider the need for changes in order to address the evolving industry and market, while ensuring that we continue to appropriately consider and capitalize on our operational strengths and strategic positioning. The combination of our commitment to strategic thinking combined with the rapidly changing environment has led us to embrace a seismic shift in perspective around our long-term strategic direction and outlook, which now is guiding changes to our strategic framework and objectives. The critical principle underlying this evolving perspective is sustainability, and is discussed in more detail below.
Evolving Focus: A Sustainability Strategy
It is vitally important that our strategic process, especially in view of the evolutionary direction of our macroeconomic and geopolitical environment, involves a continuous evaluation of our business model in terms of long-term economic and operational sustainability. We are operating in a mature industry (the production, logistics and marketing of hydrocarbon-based refined products), with increasingly difficult operational and regulatory challenges and, likewise, pressure on operating costs/gross margins as well as the availability and cost of capital. More consolidation in our industry is expected as the regulatory environment continues to move towards reducing carbon emissions and transitions to renewable energy in the long-term, and evolving consumer and capital markets sentiment, regulations, talent availability, supply chain constraints and customer demand as we move in that direction are expected to cause disruption and increasing pressure in the intermediate term. In order to compete and survive under historic environmental and regulatory changes, companies in our industry will need to be adaptive, forward-thinking and strategic in their approach to long-term sustainability. What this picture looks like, as we come to understand it, is what we refer to as our "Sustainability View."
A New Framework: Long-Term Sustainability
For these reasons, we have launched a process to develop a Long-Term Sustainability Framework, out of which will come our refined strategic objectives and initiatives. Within this Long-Term Sustainability Framework, we have identified the following initial overarching objectives:
I.    Focus on Improving Operational Efficiency at Capturing Margins.
II.    Redirect Corporate Culture towards Innovation, Excellence, and Operating Discipline.
III.    Understand Value Proposition of Costs and Investments and Maximize Return on Investment.
IV.    Implement Digital Transformation Strategy.
V.     Evaluate Strategic Priorities and Redefine Long-term Sustainable Business Model.
Developing a strategy focused on long-term economic and operational sustainability in a challenging and rapidly changing environment is a larger and more ambitious objective than a strategy that is simply centered on growth and return on shareholder investment in the near-term. For these reasons, it is important to understand the scalability of our strategy and what are the appropriate stages and priorities, recognizing that the inherent complexity of achieving long-term sustainability is a long game requiring both a measured, disciplined approach as well agility and flexibility to changing conditions.

40 |

Management's Discussion and Analysis

A Great Start: Stage 1 Initiatives
While this Framework is in its early changes, we have already been hard at work identifying and developing our Stage 1 Initiatives in the context of these overarching objectives, and many of them are well underway in terms of implementation. This progress is in part due to some overlap with our previous strategic objectives (thus also validating that our previous objectives were, in many ways, the right areas of focus), but also the result of the energy and commitment that our sustainability framework is generating in our organization.
Some of the initiatives that are underway and are expected to continue throughout the remainder of 2021 and into 2022 include the following:
•Enterprise-wide cost and waste reduction initiatives as well as initiatives focused on eliminating lost revenue and value leakage;
•Recent and on-going new system implementations that will improve our ability to understand all aspects of our business as well as our ability to make real-time and forward-looking operational decisions.
•Identifying the qualities of a "Delek Leader" and the "Employee of the Future" to help incorporate those qualities into our human capital programs, incentives and rewards.
•Identifying and evaluating the types of investment opportunities that fit our Sustainability View, including consideration of strategic investments or joint ventures in renewables, incubator investments in innovative new technologies, and other core-business investments that could improve our scalability and agility.
•Redefining our framework for evaluating, tracking and understanding the value creation propositions for proposed capital and strategic investments under the context of our evolving Long-Term Sustainability Objectives and our Sustainability View.
We have selected these Stage 1 initiatives because they are all foundational to continued progression toward achieving our overarching strategic objectives under the Long-Term Sustainability Framework, and thus were very intentional. We look forward to reporting to you on our progress on these and other key initiatives, and to providing additional color around this exciting new way of thinking about and planning for the future of our business.

2021 Developments
Managing Through the COVID-19 Pandemic
Our principle focus during 2021 has been to execute on the following initiatives, consistent with those discussed above, in the context of the COVID-19 Pandemic:
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
While, as previously noted above, COVID-19 conditions seem to be improving, we were faced with some unprecedented challenges which required our focus during the first nine months of 2021, including the effects of Winter Storm Uri as well as the El Dorado fire (described above). These events continue to be a significant area of focus as we continue to aggressively pursue insurance recoveries under our existing policies. We believe that managing the efforts listed above, plus managing through the disruption caused by these two unexpected events, were critical to managing our results in this continued challenging environment.
Regulatory Volatility
Our RINs cost and RINs Obligation (as defined in Note 9 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) have been negatively impacted by increasing RINs prices during much of 2021 which resulted from an unfavorable ruling against companies previously granted the EPA's Small Refinery Exemptions (or "SREs") under the Renewable Fuel Standard (the "RFS") which governs RINs volume obligations for U.S. hydrocarbon refining companies, importers and blenders. Additionally, a worsening environmental regulatory sentiment in Washington, D.C. following the change in the presidential administration in January 2021 continued to put upward pressure on RIN prices. The 10th Circuit Court of Appeals ruling, which was subsequently appealed and (for the majority of the period) was waiting to be heard by the U.S. Supreme Court, stalled the approval of 2019 SRE applications already submitted (inclusive of 2019 SRE applications for each of our four refineries) and led to the postponement of 2020 SRE applications. Because of these delays and uncertainties, the EPA issued, by Final Rule, extensions on the compliance deadline under the RFS as well as the deadline for submission of the obligated party attestation reports, as follows: the 2019 compliance deadline was extended to November 30, 2021, and the submission deadline for the related report was extended to June 1, 2022, for small refineries; the

41 |

Management's Discussion and Analysis

2020 compliance deadline was extended to January 31, 2022, and the submission deadline for the related report was extended to June 1, 2022, for small refineries; and the 2021 compliance deadline remains at March 31, 2022. In late June 2021, the U.S. Supreme Court overturned the previous appeals court's ruling regarding RINs, resulting in market optimism that the stalled SRE applications from 2019, as well as new applications for 2020, may be granted, based on the published criteria. Immediately following this ruling, we undertook efforts to prepare 2020 SRE applications for our refineries and we submitted them in August 2021. Market expectations that at least some SRE applications may be approved and/or that the EPA may reduce certain outstanding compliance requirements, resulted in an improvement in RINs prices during the third quarter of 2021.
Uncertainty remains regarding the likelihood of SREs being granted as well as the potential for EPA relief from certain compliance requirements. While we cannot know the outcome of our SRE applications, Delek has a long history of being granted the waivers with most grants to the Krotz Springs and El Dorado refineries. As an example, in 2018, we were granted SREs for our Tyler, Krotz Springs and El Dorado refineries. Additionally, while our current Net RINs Obligation reflects current RINs market prices as of September 30, 2021, the financial statement impact, including both the income statement and net cash impact, of any future receipt of SRE(s) is not determinable because of the complexity of the Net RINs Obligation and related transactions, where such financial statement impact is dependent upon the following: (1) which refineries receive exemptions; (2) the composition of those specific Net RINs Obligation (in terms of the vintages of RINs we currently own versus the waived RINs Obligation) and the related market prices at the date each exemption is granted; (3) the composition of our RINs forward commitment contracts that may be settled or positions closed as a result of any exemption and the related gains or losses; (4) the settlement requirements of related RINs product financing arrangements; and (5) the quantity of and dates at which excess RINs can be sold and the sales price (see also Note 9, Note 10 and Note 14 to the condensed consolidated financial statements included as well as our related accounting policies related to RINs included in Note 2 to the audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of our December 31, 2020 Annual Report on Form 10-K). We note that our total gross RINs Obligation for 2020, for all four refineries, was approximately 340 million RINs, across all RIN categories, and that receipt of any SREs could result in significant benefit, both in terms of income statement effect and cash flows.
Regardless of whether we expect to be granted SREs, we continue to actively manage our RINs inventory portfolio as well as monitor prices and positions on existing and expected RINs Obligations to mitigate our income statement and cash flow exposure. See additional discussion of the effect of RINs prices and volatility on our refining margins in the "Market Trends" section below.
Other Strategic Activity
In addition to these management efforts, we successfully executed on several strategic opportunities as described below.
Wink to Webster Contract Termination
On September 30, 2021 Wink to Webster Pipeline LLC (“WWP”) made the decision to buy Delek out of the Midland Connector Financing Commitment Agreement which provided an interest-free commitment to fund us up to $65.0 million upon completion of a connector to connect the WWP long-haul pipeline to our Big Spring Gathering System, with repayment over 14 years. The buy-out totaled $27.5 million and represented the estimated incremental cost of capital to fund the $65.0 million in expenditures over a 14-year term, and enabled us to recover approximately $18.0 million of capital expenditures that we may not have incurred had it not been for the financing commitment, including approximately $6.6 million that was written off during the third quarter. As a result of the transaction, we recognized $20.9 million of other non-operating income in the third quarter, representing the excess over our current period recognized write-offs. (See further discussion in Note 5 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).
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
Delek Logistics 2028 Notes
On May 24, 2021, Delek Logistics and its wholly owned subsidiary Delek Logistics Finance Corp. (“Finance Corp.” and together with Delek Logistics, the “Co-issuers”), issued $400.0 million in aggregate principal amount of the Co-issuers 7.125% Senior Notes due 2028 (the “Delek Logistic 2028 Notes”) at par, pursuant to an indenture with U.S. Bank, National Association as trustee. The Delek Logistics 2028 Notes are general unsecured senior obligations of the Co-issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries other than Finance Corp. The Delek Logistic 2028 Notes rank equal in right of payment with all existing and future senior indebtedness of the Co-issuers, and senior in right of payment to any future subordinated indebtedness

42 |

Management's Discussion and Analysis

of the Co-issuers. The Delek Logistic 2028 Notes will mature on June 1, 2028, and interest is payable semi-annually in arrears on each June 1 and December 1, commencing December 1, 2021. (See further discussion in Note 8 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q)
Exclusive Supply Agreement
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
During 2021, despite improved consumer demand resulting from stabilization in cases of COVID-19 and decreasing mortality rates during much of the period and across much of the country, and corresponding to the availability of vaccines, improvements in domestic refining margins have been slow to materialize. This is largely attributable to the increasing supply from international markets where consumer demand improvement has lagged behind the U.S and, similarly, the closing of much of the U.S. export arbitrage. The U.S. market for transportation fuels has attracted higher infusion of international supply due in part to supply disruptions in the U.S. that occurred during the first nine months of 2021. In February 2021, the operations of many U.S. refineries, including ours, were temporarily disrupted due to the negative effects arising out of Winter Storm Uri. This contributed to a significant depletion of transportation fuel inventories throughout much of the country. Additionally, in May 2021, there was a cybersecurity incident with the Colonial Pipeline which resulted in pipeline shutdowns that interrupted supply to much of the eastern U.S. for six days, and which caused disruption for Delek primarily at our Krotz Springs refinery. As a result of both of these events, the U.S. market attracted higher levels of supply from international markets, which diluted price increases and associated refining margins.
Furthermore, while there have been improving crack spreads during 2021, driven largely by the improvement in domestic consumer demand and the modest economic improvement and outlook associated with stabilizing Pandemic uncertainties, the ability of U.S. refiners to capture those improvements were significantly dampened by sharply increasing RIN prices. As previously discussed, the RINs market was impacted by last year's judicial rulings imposing limitations on smaller refinery's abilities to qualify for the EPA's SREs under the RFS, combined with worsening environmental regulatory sentiment coming out of Washington, D.C.. These conditions were pervasive for the majority of the first half of 2021. Following the June 2021 U.S. Supreme Court reversal of the lower court's ruling, however, there was a notable improvement in market optimism that existing SRE applications from 2019, as well as new applications for 2020, may be granted. As a result, we saw some improvement in RIN prices during the third quarter 2021, in anticipation of possible EPA relief.
See the following pages for further discussion on how certain key market trends impact our refining margins.

43 |

Management's Discussion and Analysis

Crude Prices
WTI crude oil represents the largest component of our crude slate at all of our refineries, and can be sourced through our gathering channels or optimization efforts from Midland, Texas or Cushing, Oklahoma or other locations. The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods in 2020 and for the three quarterly periods in 2021. As shown in the historical graph, WTI Midland crude prices can be favorable or unfavorable as compared to WTI Cushing.

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
The chart below illustrates the key differentials impacting our refining operations, including WTI Cushing to Brent, WTI Midland to WTI Cushing, and Louisiana Light Sweet crude oil ("LLS") to WTI Cushing for each of the quarterly periods in 2020 and for the three quarterly periods in 2021.

44 |

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
The charts below illustrate the quarterly average prices of Gulf Coast Gasoline (CBOB), U.S. High Sulfur Diesel ("HSD") and U.S. Ultra Low Sulfur Diesel ("ULSD") for each of the quarterly periods in 2020 and for the three quarterly periods in 2021.

Crack Spreads
Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks/crude oil and the resultant refined products. Generally, a crack spread represents the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel.
The table below reflects the quarterly average Gulf Coast 5-3-2 ULSD, 3-2-1 ULSD and 2-1-1 HSD/LLS crack spreads for each of the quarterly periods in 2020 and for the three quarterly periods in 2021. As the chart illustrates, the 3-2-1 crack spread has consistently outperformed the 5-3-2 and the 2-1-1 crack spreads. When market conditions consist of near-capacity throughputs and no significant outages, our Big Spring refinery, whose benchmark is the 3-2-1 crack spread, should outperform our other refineries in terms of refining margin, which are benchmarked against either the 5-3-2 or the 2-1-1 crack spreads.

45 |

Management's Discussion and Analysis

RIN Volatility
Environmental regulations and the political environment continue to affect our refining margins in the form of volatility in the price of RINs. On a consolidated basis, we work to balance our RINs Obligation in order to minimize the effect of RINs on our results. While we generate RINs in both our refining and logistics segments through our ethanol blending and biodiesel production and blending, our refining segment still needs to purchase additional RINs to satisfy its obligations. The cost to purchase these additional RINs is a significant cash outflow for our business. Additionally, increases in the market prices of RINs generally adversely affect our results of operations through changes in fair value to our existing RINs Obligation, to the extent we do not have offsetting RINs inventory on hand or effective economic hedges through net forward purchase commitments. The volatility of RINs prices is highly sensitive to regulatory and political influence and conditions, and therefore often does not correlate to movements in crude oil prices, refined product prices or crack spreads. Additionally, the pricing of RINs and the resulting impact on a refiner's margins is dependent on the type of refined product produced. Furthermore, RIN prices are impacted by market expectations regarding whether the EPA may grant certain SREs. The 2020 unfavorable SRE judicial rulings, as well as the changes in regulatory sentiment following the presidential administration change, have caused significant increases in RINs prices to all-time highs. Subsequently, in late June 2021, the U.S. Supreme Court overturned the previous appeals court's ruling regarding RINs, resulting in market optimism regarding the granting of SRE applications. Because of the volatility in RINs prices, it is not possible to predict future RINs cost with certainty, and movements in RIN prices can have significant and unanticipated adverse effects on our refining margins that are outside of our control.
The chart below illustrates the volatility in RINs beginning with the first quarter of 2020 through the third quarter of 2021.

46 |

Management's Discussion and Analysis

Other Required Information
Contractual Obligations
Information regarding our known contractual obligations and commercial commitments of the types described below as of September 30, 2021, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable obligations	$63.4	$315.8	$1,474.3	$400.0	$2,253.5
Interest(1)	93.6	172.7	92.2	57.0	415.5
Operating lease commitments(2)(6)	73.2	390.5	175.1	150.0	788.8
Product financing commitments(3)	342.5	—	—	—	342.5
Transportation agreements(4)	126.2	194.4	187.2	77.1	584.9
J. Aron supply and offtake obligations (5)	15.5	333.7	—	—	349.2
Total	$714.4	$1,407.1	$1,928.8	$684.1	$4,734.4
(1) Expected interest payments on debt outstanding at September 30, 2021. Floating interest rate debt is calculated using September 30, 2021 rates. For additional information, see Note 8 of our condensed consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of September 30, 2021.
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

Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments or estimates. Based on this definition and as further described in our 2020 Annual Report on Form 10-K, we believe our critical accounting policies include the following: (i) estimating our quarterly inventory adjustments using the last-in, first-out valuation method for the Tyler refinery, (ii) evaluating impairment for property, plant and equipment and definite life intangibles, (iii) evaluating potential impairment of goodwill, (iv) estimating environmental expenditures, and (v) estimating asset retirement obligations. Additionally, we have identified the following critical accounting policy that impacts the nine months ended September 30, 2021:
Under Accounting Standards Codification ("ASC") 740, Income Taxes (“ASC 740”), we use an estimated annual effective tax rate ("AETR") to record income taxes. The development of the estimated AETR involves significant judgment, particularly early in the year and in times of economic uncertainty. As of and during the nine months ended September 30, 2021, our estimates of the expected AETR reflected inputs which are subject to judgment including (but not necessarily limited to) the following:
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

47 |

Management's Discussion and Analysis

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
We have developed and utilized methodologies and rationales for the development of our assumptions, subject to internal controls and sensitivity or probability assessments, as appropriate, and we believe our process provides a reasonable basis for our estimated AETR as well as the income taxes as of and for the nine months ended September 30, 2021.
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
In our assessment of the potential indicators of impairment, we considered the continued impact of the COVID-19 pandemic, including the the significant rise in number and severity of COVID-19 cases related to the spread of the Delta variant since the second quarter of 2021, as well as the impact of our stock price, which continues to be depressed, on our market capitalization. To determine whether these negative developments arising due to the Pandemic that occurred through September 30, 2021, would more likely than not reduce the fair value of a reporting unit below its carrying amount, we performed certain analyses on the most significant inputs in our valuation model to evaluate the impact of these events on the fair value of our reporting units. Based on our initial qualitative analysis, we determined that there was sufficient risk present associated with our Krotz Springs refinery (“KSR”) reporting unit to indicate that the fair value of that reporting unit were more likely than not to have declined below the carrying value as of August 31, 2021. Accordingly, we performed a quantitative assessment of goodwill on the KSR reporting unit as of August 31, 2021.
The estimated fair value of the reporting unit was determined using a combination of a discounted cash flow ("DCF") analysis and a market approach. The DCF analysis was based on our current projection of cash flows which reflected our updated estimates for long-term growth rates, gross margin, capital expenditures and the Weighted Average Cost of Capital or "WACC", which we adjusted to reflect the uncertainties that exist in the market as a result of the Pandemic. For the market approach, we applied an average historical multiple for guideline companies to estimated income before taxes, interest, depreciation, and amortization. Our analysis included a reconciliation of the estimated fair value of all reporting units to the company’s market capitalization. Based on the quantitative analysis, we concluded that the goodwill attributed to the KSR reporting unit was not impaired as of August 31, 2021, and the fair value was substantially in excess of its carrying value. We performed a sensitivity analysis on our impairment test, noting that 1% change in our WACC or long-term growth rate, assuming no other changes in any if the other key assumptions, would not result in an impairment of this reporting unit. The fair value measurements for individual reporting units’ estimated fair values represent Level 3 measurements.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim goodwill impairment test will prove to be an accurate prediction of the future.
We updated our assessment from a sensitivity perspective to consider events that had occurred and conditions that existed as of September 30, 2020, noting no changes to our August 31, 2021 conclusion. Because conditions and events are rapidly changing, we continue to monitor developments with these events and their impact on our valuation. Continued or worsening adverse changes to these factors, as well as their impact on our cash flows, market capitalization and other assumptions and inputs, may result in the need to recognize an impairment in future periods. Specifically with respect to the KSR reporting units, it is at least reasonably possible that continued or worsening adverse change to these factors, or the presence of new factors having a negative impact on our projection of future cash flows not known as of September 30, 2020, may result in a future impairment which could be material. We will perform our annual goodwill assessment during the fourth quarter.
Other than as described above, for all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies or estimates since our most recently filed Annual Report on Form 10-K. See Note 1 of the condensed consolidated financial statements in Item 1. Financial Statements, for discussion of updates to our accounting policies.

48 |

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
Non-GAAP Reconciliations
The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin (in millions)

Refining Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues	$2,814.6	$1,563.5	$6,970.4	$4,368.4
Cost of sales	2,769.1	1,631.6	7,069.1	4,749.2
Gross margin	45.5	(68.1)	(98.7)	(380.8)
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	82.8	102.1	310.2	302.5
Depreciation and amortization	45.9	50.3	149.0	132.3
Refining margin	$174.2	$84.3	$360.5	$54.0

49 |

Management's Discussion and Analysis

Summary Financial and Other Information
The following table provides summary financial data for Delek:
Summary Statement of Operations Data (in millions)(1)

Consolidated
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues	$2,956.5	$2,062.9	$7,540.2	$5,419.6
Total operating costs and expenses(2)	2,910.7	2,138.1	7,659.9	5,833.5
Operating income (loss)(2)	45.8	(75.2)	(119.7)	(413.9)
Total non-operating expense, net	12.8	17.3	69.5	6.1
Income (loss) before income tax expense (benefit)	33.0	(92.5)	(189.2)	(420.0)
Income tax expense (benefit)	6.1	(15.6)	(52.3)	(134.6)
Net income (loss)	26.9	(76.9)	(136.9)	(285.4)
Net income attributed to non-controlling interests	8.8	11.2	24.7	29.4
Net loss attributable to Delek	$18.1	$(88.1)	$(161.6)	$(314.8)
(1) This information is presented at a summary level for your reference. See the Consolidated Condensed Statements of Income included in Item 1. to this Quarterly Report on Form 10-Q for more detail regarding our results of operations and net loss per share.
(2) As of September 30, 2021, we recorded an immaterial cumulative correction relating to prior periods to capitalize manufacturing overhead costs that should have been included in refining finished goods totaling $21.5 million. The impact of the balance sheet error correction would not have been material to the prior periods presented and is not material to total inventory or to beginning retained earnings. Of that amount, $14.0 million was recognized as a reduction of operating expenses and $7.5 million was recognized as a reduction of depreciation in the refining segment.

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

Results of Operations
Consolidated Results of Operations — Comparison of the Three and Nine Months Ended September 30, 2021 versus the Three and Nine Months Ended September 30, 2020
Net Loss
Q3 2021 vs. Q3 2020
Consolidated net income for the third quarter of 2021 was $26.9 million compared to net loss of $76.9 million for the third quarter of 2020. Consolidated net income attributable to Delek for the third quarter of September 30, 2021 was $18.1 million, or $0.24 per basic share, compared to net loss of $88.1 million, or $(1.20) per basic share, for the third quarter 2020. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.
YTD 2021 vs. YTD 2020
Consolidated net loss for the nine months ended September 30, 2021 was $136.9 million compared to net loss of $285.4 million for the nine months ended September 30, 2020. Consolidated net loss attributable to Delek for the nine months ended September 30, 2021 was $161.6 million, or $(2.19) per basic share, compared to a net loss of $314.8 million, or $(4.28) per basic share, for the nine months ended September 30, 2020. Explanations for significant drivers impacting net loss as compared to the comparable period of the prior year are discussed in the sections below.

50 |

Management's Discussion and Analysis

Net Revenues
Q3 2021 vs. Q3 2020
In the third quarters of 2021 and 2020, we generated net revenues of $2,956.5 million and $2,062.9 million, respectively, an increase of $893.6 million, or 43.3%. The increase in net revenues was primarily driven by the following factors:
•in our refining segment, increases in the average price of U.S. Gulf Coast gasoline of 86.56%, ULSD of 79.25%, and HSD of 75.13%;
•in our logistics segment, increases in the average volumes of gasoline sold and in the average sales prices per gallon of gasoline and diesel sold in our West Texas marketing operations; and
•in our retail segment, increases in fuel sales primarily attributable to a 47.9% increase in average price charged per gallon sold.
YTD 2021 vs. YTD 2020
For the nine months ended September 30, 2021 and 2020, we generated net revenues of $7,540.2 million and $5,419.6 million, respectively, an increase of $2,120.6 million, or 39.1%. The increase in net revenues was primarily driven by the following factors:
•in our refining segment, increases in the average price of U.S. Gulf Coast gasoline of 83.2%, ULSD of 62.6%, and HSD of 60.1%;
•in our logistics segment, increases in the average sales prices per gallon of gasoline and diesel sold in our West Texas marketing operations, as well increased revenues associated with agreements executed in the nine months ended September 30, 2020, partially offset by decreased throughputs due to the impact of Winter Storm Uri; and
•in our retail segment, increases in fuel sales primarily attributable to a 38.7% increase in average price charged per gallon sold.

Total Operating Costs and Expenses
Cost of Materials and Other
Q3 2021 vs. Q3 2020
Cost of materials and other was $2,670.1 million for the third quarter of 2021 compared to $1,875.9 million for the third quarter of 2020, an increase of $794.2 million, or 42.3%. The net increase in cost of materials and other was primarily driven by the following:
•increases in cost of crude oil feedstocks at the refineries, including a 72.6% increase in the average cost of WTI Cushing crude oil and a 72.4% increase in the average cost of WTI Midland crude oil;
•increases in average RINs costs during the third quarter of 2021 compared to the third quarter of 2020;
•increases in the average volumes of gasoline sold and average cost per gallon of gasoline and diesel sold in our West Texas marketing operations; and
•an increase in retail cost of materials and other due to 56.0% increase in average cost per gallon sold applied to higher fuel sales volumes.
YTD 2021 vs. YTD 2020
Cost of materials and other was $6,871.4 million for the nine months ended September 30, 2021 compared to $5,064.3 million for the nine months ended September 30, 2020, an increase of $1,807.1 million, or 35.7%. The net increase in cost of materials and other was primarily driven by the following:
•increases in cost of crude oil feedstocks at the refineries, including a 67.0% increase in the average cost of WTI Cushing crude oil and a 68.0% increase in the average cost of WTI Midland crude oil;
•increases in average RINs costs during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020;
•increases in the average cost per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations; and
•an increase in retail fuel cost of materials and other primarily attributable to a 46.6% increase in average cost per gallon sold.
Such increases were partially offset by the following:
•an increase in commodity hedging gains to a loss of $46.2 million recognized during the nine months ended September 30, 2021 from a loss of $85.2 million recognized during the nine months ended September 30, 2020;
•the benefit (expense) of $29.9 million related to the change in pre-tax inventory valuation recognized during the nine months ended September 30, 2021 compared to $(65.6) million recognized during the nine months ended September 30, 2020.

51 |

Management's Discussion and Analysis

Operating Expenses
Q3 2021 vs. Q3 2020
Operating expenses were $122.8 million for the third quarter of 2021 compared to $139.7 million for the third quarter of 2020, a decrease of $16.9 million, or 12.1%. The decrease in operating expenses was primarily driven by the following:
•a one-time favorable adjustment of $14.0 million in the current period to reflect the cumulative error correction to capitalize manufacturing overhead in refining finished goods inventory; and
•insurance recoveries of $17.0 million related to losses associated with Winter Storm Uri.
Such decreases were partially offset by the following:
•an increase in variable expenses due to natural gas pricing increases in the third quarter of 2021;
•increases in our logistics segment due to terminating certain cost cutting measures previously implemented in response to the Pandemic, as well as increased variable costs due to higher throughput; and
•increases in our refining segment at our Krotz Springs refinery associated with new slurry operations and costs associated with Hurricane Ida.
YTD 2021 vs. YTD 2020
Operating expenses were $433.2 million for the nine months ended September 30, 2021 compared to $422.0 million for the nine months ended September 30, 2020, an increase of $11.2 million, or 2.7%. The increase in operating expenses was primarily driven by the following:
•an increase in variable expenses primarily associated with higher natural gas costs during the February 2021 severe freezing conditions that affected most of the regions where we operate and higher natural gas pricing during the third quarter of 2021;
•an increase in Big Spring variable costs due to the refinery being shut down for turnaround activities during the first and second quarters of 2020;
•increases in our logistics segment due to terminating certain cost cutting measures previously implemented in response to the Pandemic, as well as increased variable costs due to higher throughput; and
•increases in maintenance, outside services and lease costs due to continued costs associated with Winter Storm Uri as well as unit outages at certain of our refineries.
Such increases were partially offset by the following:
•a one-time favorable adjustment of $14.0 million in the third quarter of 2021 to reflect the cumulative error correction to capitalize manufacturing overhead in refining finished goods inventory;
•insurance recoveries of $17.0 million related to losses associated with Winter Storm Uri.
General and Administrative Expenses
Q3 2021 vs. Q3 2020
General and administrative expenses were $58.7 million for the third quarter of 2021 compared to $57.0 million for the third quarter of 2020, an increase of $1.7 million, or 3.0%.
YTD 2021 vs. YTD 2020
General and administrative expenses were $164.4 million and $184.4 million for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $20.0 million, or 10.8%. The decrease in general and administrative expense was primarily driven by the following:
•a decrease in employee expenses partially due to additional severance costs incurred in prior year and suspension of matching contributions to our 401(k) plan for the first half of 2021 while the plan was still in place during the nine months ended September 30, 2020; and
•a decrease in contract services due to additional legal and consulting services associated with the drop downs in prior year and cost reduction measures.

52 |

Management's Discussion and Analysis

Depreciation and Amortization
Q3 2021 vs. Q3 2020
Depreciation and amortization (included in both cost of sales and other operating expenses) was $60.8 million for the third quarter of 2021 compared to $65.2 million for the third quarter of 2020, a decrease of $4.4 million, or 6.7% primarily due to the following:
•a one-time favorable adjustment of $7.5 million in the current period to reflect the cumulative error correction to capitalize manufacturing overhead in refining finished goods inventory;
•an offsetting increase due to depreciation associated with assets added during the El Dorado refinery turnaround in the first quarter of 2021, as well as other refining assets placed in service.
YTD 2021 vs. YTD 2020
Depreciation and amortization (included in both cost of sales and other operating expenses) was $195.6 million compared to $177.4 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $18.2 million, or 10.3%, primarily due to depreciation associated with assets added during the Big Spring refinery turnaround in the first quarter of 2020 and the El Dorado refinery turnaround in 2021, as well as other refining assets placed in service.
Other Operating Income, Net
Q3 2021 vs. Q3 2020
Other operating income, net decreased by $2.0 million in the third quarter of 2021 to $1.7 million compared to a loss of $0.3 million in the third quarter of 2020.
YTD 2021 vs. YTD 2020
Other operating income, net decreased by $9.9 million during the nine months ended September 30, 2021 to $4.7 million compared to $14.6 million during the nine months ended September 30, 2020 primarily due to unrealized gain of $10.6 million on the underlying commodity related tie the Strategic Petroleum Reserve financial asset during the prior year period.

Non-operating Expenses, Net
Interest Expense
Q3 2021 vs. Q3 2020
Interest expense increased by $5.8 million, or 18.2%, to $37.7 million in the third quarter of 2021 compared to $31.9 million in the third quarter of 2020, primarily driven by the following:
•an increase in the average effective interest rate of 0.96% in the third quarter of 2021 compared to the third quarter of 2020 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding); and partially offset by,
•a decrease in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $62.4 million in the third quarter of 2021 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the third quarter of 2020.
YTD 2021 vs. YTD 2020
Interest expense increased by $2.5 million, or 2.6%, to $100.5 million during the nine months ended September 30, 2021 compared to $98.0 million during the nine months ended September 30, 2020, primarily driven by the following:
•an increase in the average effective interest rate of 0.07% during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding); and
•an increase in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $30.8 million during the nine months ended September 30, 2021 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the nine months ended September 30, 2020.
Results from Equity Method Investments
Q3 2021 vs. Q3 2020
We recognized income of $2.9 million from equity method investments during the third quarter of 2021, compared to $12.8 million for the third quarter of 2020, a decrease of $9.9 million. This decrease was primarily driven by the following:

53 |

Management's Discussion and Analysis

•a decrease in income from our investment in W2W Holdings LLC to a loss of $8.8 million in the third quarter of 2021 from income of $0.2 million in the third quarter of 2020.
YTD 2021 vs. YTD 2020
During the nine months ended September 30, 2021, we recognized income of $14.5 million from equity method investments, compared to $28.6 million for the nine months ended September 30, 2020, an decrease of $14.1 million. This decrease was primarily driven by the following:
•decrease in income from our logistics' equity method investments due to lower volumes as the impact of the February 2021 Winter Storm Uri was pervasive across all of our equity method investments' pipeline systems; and
•a decrease in income from our investment in W2W Holdings LLC to a loss of $12.9 million in the third quarter of 2021 from a loss of $1.8 million in the third quarter of 2020.
Other
During the three and nine months ended September 30, 2021, we recognized a receivable of $27.5 million, $20.9 million of which is included as a gain in other income, related to payment to be received from a loan buy-out agreement between Wink to Webster Pipeline LLC and the Company. Refer to Note 5 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information.
During the nine months ended September 30, 2020, we recognized a gain of $56.8 million on the sale of our non-operating refinery located in Bakersfield, California. See Note 2 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information.

Income Taxes
Q3 2021 vs. Q3 2020
Income tax expense increased by $21.7 million in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:
•pre-tax income of $33.0 million in the third quarter of 2021, as compared to loss of $92.5 million for the third quarter of 2020; and
•an increase in our effective tax rate which was 18.5% for the third quarter of 2021, compared to 16.9% for the third quarter of 2020 primarily due to the following:
◦the impact of credits and permanent differences on the tax rate due to changes in pre-tax book income; and
◦changes in the third quarter estimated AETR applied to year-to-date loss for the third quarter of 2020 exceeded changes in AETR applied to year-to-date loss for the third quarter of 2021; offset by
◦2020 federal net operating loss carryback to a prior 35% tax rate year creating a 14% rate benefit reported in the third quarter of 2020.
YTD 2021 vs. YTD 2020
Income tax benefit decreased by $82.3 million during the nine months ended September 30, 2021 compared to the same period for 2020, primarily driven by the following:
•pre-tax loss of $189.2 million in the nine months ended September 30, 2021, as compared to pre-tax loss of $420.0 million for the nine months ended September 30, 2020; and
•a decrease in our effective tax rate which was 27.6% for the nine months ended September 30, 2021, compared to 32.0% for the nine months ended September 30, 2020 primarily due to the following:
◦the reversal of a valuation allowance attributable to book-tax basis differences in partnership investments reported as a discrete benefit in the first quarter of 2020; and
◦2020 federal net operating loss carryback to a prior 35% tax rate year creating a 14% rate benefit reported in the third quarter of 2020; offset by
◦the impact of credits and permanent differences on the tax rate due to changes in pre-tax book income.

54 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

Refining Segment Margins
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues	$2,814.6	$1,563.5	$6,970.4	$4,368.4
Cost of materials and other	2,640.4	1,479.2	6,609.9	4,314.4
Refining margin	174.2	84.3	360.5	54.0
Operating expenses (excluding depreciation and amortization)(1)	82.8	102.1	310.2	302.5
Contribution margin(1)	$91.4	$(17.8)	$50.3	$(248.5)
(1) As of September 30, 2021, we recorded an immaterial cumulative correction relating to prior periods to capitalize manufacturing overhead costs that should have been included in refining finished goods totaling $21.5 million. The impact of the balance sheet error correction resulted in a reduction in operating expenses $14.0 million in the three and nine months ended September 30, 2021, and would not have been material to the prior periods presented.

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
The cost to acquire the refined fuel products we sell to our wholesale customers in our logistics segment and at our convenience stores in our retail segment largely depend on the factors discussed above. Our retail merchandise sales are driven by convenience, customer service, competitive pricing and branding. Motor fuel margin is sales less the delivered cost of fuel and motor fuel taxes, measured on a cents per gallon basis. Our motor fuel margins are impacted by local supply, demand, weather, competitor pricing and product brand.
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

55 |

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

56 |

Management's Discussion and Analysis

Refinery Statistics
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Tyler, TX Refinery
Days in period	92	92	273	274
Total sales volume - refined product (average barrels per day)(1)	74,904	77,386	75,225	74,050
Products manufactured (average barrels per day):
Gasoline	35,221	40,383	37,410	39,221
Diesel/Jet	28,452	31,612	28,883	28,980
Petrochemicals, LPG, natural gas liquids ("NGLs")	2,196	3,848	2,001	3,022
Other	1,620	1,763	1,575	1,442
Total production	67,489	77,606	69,869	72,665
Throughput (average barrels per day):
Crude Oil	67,199	72,651	68,206	67,693
Other feedstocks	528	4,975	2,021	5,422
Total throughput	67,727	77,626	70,227	73,115
Total refining revenue ($ in millions)	$643.9	$383.8	$1,759.0	$1,055.3
Cost of materials and other ($ in millions)	595.5	392.4	1,625.0	1,003.0
Total refining margin ($ in millions)	$48.4	$(8.6)	$134.0	$52.3
Per barrel of refined product sales:
Tyler refining margin	$7.03	$(1.21)	6.52	$2.58
Direct operating expenses	$3.20	$3.28	3.42	$3.35
Crude Slate: (% based on amount received in period)
WTI crude oil	87.8%	89.0%	89.6%	92.1%
East Texas crude oil	12.2%	11.0%	10.1%	7.9%
Other	—%	—%	0.3%	—%

El Dorado, AR Refinery
Days in period	92	92	273	274
Total sales volume - refined product (average barrels per day)(1)	89,909	79,594	65,147	77,742
Products manufactured (average barrels per day):
Gasoline	40,108	36,801	28,017	35,855
Diesel	31,922	30,709	22,208	29,473
Petrochemicals, LPG, NGLs	1,235	1,678	933	1,933
Asphalt	7,595	7,268	5,768	6,655
Other	720	825	588	801
Total production	81,580	77,281	57,514	74,717
Throughput (average barrels per day):
Crude Oil	78,744	74,235	56,026	72,427
Other feedstocks	4,115	2,814	2,419	2,610
Total throughput	82,859	77,049	58,445	75,037
Total refining revenue ($ in millions)	$728.4	$452.6	$1,654.6	$1,407.8
Cost of materials and other ($ in millions)	709.2	405.6	1,639.2	1,399.1
Total refining margin ($ in millions)	$19.2	$47.0	$15.4	$8.7
Per barrel of refined product sales:
El Dorado refining margin	$2.32	$6.42	$0.87	$0.41
Direct operating expenses	$1.75	$3.25	$3.87	$3.73
Crude Slate: (% based on amount received in period)
WTI crude oil	56.9%	69.9%	51.6%	52.2%
Local Arkansas crude oil	14.7%	17.7%	20.2%	17.2%
Other	28.4%	12.4%	28.2%	30.5%

57 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Big Spring, TX Refinery
Days in period	92	92	273	274
Total sales volume - refined product (average barrels per day) (1)	72,142	75,884	70,023	61,602
Products manufactured (average barrels per day):
Gasoline	36,051	38,106	34,133	29,532
Diesel/Jet	27,036	28,777	24,510	22,190
Petrochemicals, LPG, NGLs	3,528	3,923	3,672	2,959
Asphalt	1,589	2,235	1,464	1,715
Other	1,354	1,397	1,416	1,030
Total production	69,558	74,438	65,195	57,426
Throughput (average barrels per day):
Crude oil	70,473	72,779	66,693	57,725
Other feedstocks	576	2,067	(68)	746
Total throughput	71,049	74,846	66,625	58,471
Total refining revenue ($ in millions)	$677.1	$401.9	$1,794.1	$1,104.4
Cost of materials and other ($ in millions)	630.1	374.0	1,663.4	1,069.3
Total refining margin ($ in millions)	$47.0	$27.9	$130.7	$35.1
Per barrel of refined product sales:
Big Spring refining margin	$7.07	$4.00	$6.84	$2.07
Direct operating expenses	$2.93	$3.88	$4.86	$4.47
Crude Slate: (% based on amount received in period)
WTI crude oil	75.9%	63.7%	68.7%	70.3%
WTS crude oil	24.1%	36.3%	31.3%	29.7%

Krotz Springs, LA Refinery
Days in period	92	92	273	274
Total sales volume - refined product (average barrels per day) (1)	74,493	67,465	59,107	69,965
Products manufactured (average barrels per day):
Gasoline	31,465	32,287	23,639	26,872
Diesel/Jet	26,364	23,686	19,075	25,447
Heavy Oils	1,216	729	759	559
Petrochemicals, LPG, NGLs	6,151	3,394	4,690	2,417
Other	3,960	4,020	7,267	11,117
Total production	69,156	64,116	55,430	66,412
Throughput (average barrels per day):
Crude Oil	65,583	60,150	50,197	64,019
Other feedstocks	2,713	3,028	5,413	2,415
Total throughput	68,296	63,178	55,610	66,434
Total refining revenue ($ in millions)	$745.2	$335.9	$1,752.3	$999.1
Cost of materials and other ($ in millions)	705.9	339.1	1,679.9	1,016.8
Total refining margin ($ in millions)	$39.3	$(3.2)	$72.4	$(17.7)
Per barrel of refined product sales:
Krotz Springs refining margin	$5.73	$(0.50)	$4.48	$(0.92)
Direct operating expenses	$3.69	$4.25	$4.55	$3.72
Crude Slate: (% based on amount received in period)
WTI Crude	62.5%	72.6%	65.5%	69.3%
Gulf Coast Sweet Crude	37.5%	24.6%	33.8%	29.8%
Other	—%	2.8%	0.7%	0.9%
(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.

58 |

Management's Discussion and Analysis

Included in the refinery statistics above are the following inter-refinery and sales to other segments:

Inter-refinery Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in barrels per day)	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Tyler refined product sales to other Delek refineries	1,712	2,479	1,866	1,813
El Dorado refined product sales to other Delek refineries	736	854	715	1,075
Big Spring refined product sales to other Delek refineries	580	2,294	727	1,532
Krotz Springs refined product sales to other Delek refineries	1	14	197	167

Refinery Sales to Other Segments
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in barrels per day)	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Tyler refined product sales to other Delek segments	50	1,069	619	1,953
El Dorado refined product sales to other Delek segments	9	27	9	122
Big Spring refined product sales to other Delek segments	22,298	22,835	22,196	22,839
Krotz Springs refined product sales to other Delek segments	3,180	1,002	2,423	336

Pricing Statistics (average for the period presented)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

WTI — Cushing crude oil (per barrel)	$70.54	$40.88	$65.06	$38.95
WTI — Midland crude oil (per barrel)	$70.74	$41.03	$65.48	$38.98
WTS -- Midland crude oil (per barrel)	$70.58	$40.99	$65.43	$38.84
LLS (per barrel)	$71.46	$42.46	$66.69	$40.67
Brent crude oil (per barrel)	$73.15	$43.34	$67.96	$42.56

U.S. Gulf Coast 5-3-2 crack spread (per barrel) - utilizing HSD	$13.53	$5.13	$11.90	$5.88
U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$18.46	$7.49	$16.32	$8.30
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$19.72	$8.15	$17.53	$8.92
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$11.91	$3.51	$9.84	$4.72

U.S. Gulf Coast Unleaded Gasoline (per gallon)	$2.15	$1.15	$1.95	$1.07
Gulf Coast Ultra low sulfur diesel (per gallon)	$2.08	$1.16	$1.92	$1.18
U.S. Gulf Coast high sulfur diesel (per gallon)	$1.79	$1.02	$1.65	$1.03
Natural gas (per MMBTU) (2)	$4.32	$2.12	$3.35	$1.92
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
(2)    One Million British Thermal Units ("MMBTU").

59 |

Management's Discussion and Analysis

Refining Segment Operational Comparison of the Three and Nine Months Ended September 30, 2021 versus the Three and Nine Months Ended September 30, 2020
Net Revenues
Q3 2021 vs. Q3 2020
Net revenues for the refining segment increased by $1,251.1 million, or 80.0%, in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:
•increases in the average price of U.S. Gulf Coast gasoline of 86.56%, ULSD of 79.25%, and HSD of 75.13%; and
•an increase in sales volumes of refined and purchased product of 1.3 million barrels and 0.1 million barrels, respectively.
Net revenues included sales to our retail segment of $92.3 million and $57.6 million, sales to our logistics segment of $89.9 million and $45.1 million, and sales to our other segment of $28.7 million and $9.9 million for the three months ended September 30, 2021 and September 30, 2020, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2021 vs. YTD 2020
Net revenues for the refining segment increased by $2,602.0 million, or 59.6%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by the following:
•increases in the average price of U.S. Gulf Coast gasoline of 83.2%, ULSD of 62.6%, and HSD of 60.1%; and
•decreases in sales volume of refined product totaling 3.7 million barrels, partially due to the temporary suspension of crude refining unit production at our Krotz Springs refinery from November 2020 through February 2021 and related turnaround activities, severe weather impacting our refineries in February 2021, and turnaround at our El Dorado refinery, partially offset by a 2.1 million barrel increase in purchased product sales and increased sales volumes at our Big Spring refinery which was in a turnaround in the prior year period.
Net revenues included sales to our retail segment of $253.8 million and $166.6 million, sales to our logistics segment of $229.8 million and $155.7 million and sales to our other segment of $71.7 million and $24.2 million for the nine months ended September 30, 2021 and 2020, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Q3 2021 vs. Q3 2020
Cost of materials and other increased by $1,161.2 million, or 78.5%, in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:
•increases in the cost of WTI Cushing crude oil, from an average of $40.88 per barrel to an average of $70.54, or 72.6%;
•increases in the cost of WTI Midland crude oil, from an average of $41.03 per barrel to an average of $70.74, or 72.4%;
•increase in RINs costs from an average cost per RIN of $0.47 and $0.67 for ethanol and biodiesel RINs, respectively during the third quarter of 2020 to and average of $1.41 and $2.40 during the third quarter of 2021; and

60 |

Management's Discussion and Analysis

•an increase in sales volumes.
YTD 2021 vs. YTD 2020
Cost of materials and other increased by $2,295.5 million, or 53.2%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by the following:
•increases in the cost of WTI Cushing crude oil, from an average of $38.95 per barrel to an average of $65.06, or 67.0%;
•increases in the cost of WTI Midland crude oil, from an average of $38.98 per barrel to an average of $65.48, or 68.0%; and
•increases in RINs costs from an average cost per RIN of $0.37 and $0.56 for ethanol and biodiesel RINs, respectively during the nine months ended September 30, 2020 to an average of $1.37 and $2.24 during the nine months ended September 30, 2021.
These increases were partially offset by the following:
•the benefit (expense) of $29.9 million related to the change in pre-tax inventory valuation recognized during the nine months ended September 30, 2021 compared to $(65.8) million recognized during the nine months ended September 30, 2020;
•a decrease in sales volumes; and
•a decrease in hedging losses to $38.1 million recognized during the nine months ended September 30, 2021 as compared to $63.5 million recognized during the nine months ended September 30, 2020.
Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $109.3 million and $92.4 million during the third quarters of 2021 and 2020, respectively, and $307.0 million and $288.3 million during the nine months ended September 30, 2021 and 2020, respectively. We eliminate these intercompany fees in consolidation.

Refining Margin
Q3 2021 vs. Q3 2020
Refining margin increased by $89.9 million, or 106.6%, in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:
•a 163.7% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 142.0% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery), and a 239.3% improvement in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery).
Such increase was partially offset by the following:
• increases in average RINs costs in the third quarter of 2021 compared to the third quarter of 2020; and
•a $13.5 million decrease in hedging gains.

61 |

Management's Discussion and Analysis

YTD 2021 vs. YTD 2020
Refining margin increased by $306.5 million, or 567.6%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by the following:
•a 102.4% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 96.5% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery), and a 108.5% improvement in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery);
•a $25.4 million decrease in hedging losses; and
•an increase in reversal benefit of inventory valuation reserve of during the during the nine months of 2021 compared to the prior year period.
These increases were partially offset by the following:
•increases in average RINs costs during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020; and
•a 20.4% increase purchased product volumes sold, while overall sales volumes decreased.

62 |

Management's Discussion and Analysis

Refining Margin Per Barrel
$6.52
$0.87
$6.84
$4.48
$2.58
$0.41
$2.07
$(0.92)
2021
2020
Nine Months Ended September 30
Tyler
Big Spring
El Dorado
Krotz Springs

Average Crack Spread
$11.90
$17.53
$9.84
$5.88
$8.92
$4.72
2021
2020
Nine Months Ended September 30
Gulf Coast 5-3-2
Gulf Coast 3-2-1
Gulf Coast 2-1-1

Operating Expenses
Q3 2021 vs. Q3 2020
Operating expenses decreased by $19.3 million, or 18.9%, in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:
•a one-time favorable adjustment of $14.0 million in the current period to reflect the cumulative error correction to capitalize manufacturing overhead in refining finished goods inventory; and
• insurance recoveries of $17.0 million related to losses associated with Winter Storm Uri.
Such decreases were offset by the following:
•an increase in variable expenses due to natural gas pricing increases in the third quarter of 2021; and
•increases at our Krotz Spring refinery due to additional costs incurred as a result of Hurricane Ida, and higher operating expenses due to slurry operations which did not exist in the third quarter of 2020.
YTD 2021 vs. YTD 2020
Operating expenses increased by $7.7 million, or 2.5%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by the following:
•an increase in outside services, maintenance and lease costs primarily due to continued repairs and equipment rentals related to Winter Storm Uri;
•an increase in Big Spring variable costs due to the refinery being shut down for turnaround activities during the first and second quarters of 2020;

63 |

Management's Discussion and Analysis

•an increase in utilities costs primarily associated with higher natural gas costs during the February 2021 related to Winter Storm Uri and pricing increases in the third quarter of 2021.
Such increases were offset by the following:
•a one-time favorable adjustment of $14.0 million in the third quarter of 2021 to reflect the cumulative error correction to capitalize manufacturing overhead in refining finished goods inventory; and
• insurance recoveries of $17.0 million related to losses associated with Winter Storm Uri.

Contribution Margin
Q3 2021 vs. Q3 2020
Contribution margin increased by $109.2 million, or a 4.4% improvement in contribution margin percentage, in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:
•an increase in refining margin primarily driven by improved crack spreads, partially offset by higher average RINs costs and a decrease in hedging gains; and
•a decrease in operating expenses of $19.3 million, or 18.9%.
YTD 2021 vs. YTD 2020
Contribution margin increased by $298.8 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by the following:
•an increase in refining margin primarily driven by an overall increase in the average crack spreads, an increase in reversal benefit related to inventory valuation reserves and decrease in hedging losses, partially offset by higher percentage of purchased product sold and increase in average RINs cost.
Such increase was offset by the following:
•an increase in operating expenses of $7.7 million, or 2.5%

64 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Logistics Contribution Margin and Operating Information
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues	$189.6	$142.2	$511.0	$423.3
Cost of materials and other	105.1	60.7	275.0	205.9
Operating expenses (excluding depreciation and amortization)	17.3	14.3	46.9	41.5
Contribution margin	$67.2	$67.2	$189.1	$175.9
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	71,847	73,417	72,791	70,376
Big Spring wholesale marketing throughputs (average bpd)	81,880	78,659	76,680	73,701
West Texas wholesale marketing throughputs (average bpd)	10,560	9,948	10,033	11,718
West Texas wholesale marketing margin per barrel	$3.33	$3.42	$3.64	$2.37
Terminalling throughputs (average bpd) (2)	144,355	160,843	142,959	145,240
Throughputs (average bpd):
Lion Pipeline System:
Crude pipelines (non-gathered)	81,929	78,244	60,344	76,750
Refined products pipelines to Enterprise Systems	62,263	55,740	42,733	55,315
SALA Gathering System	14,086	13,659	14,056	13,520
East Texas Crude Logistics System	18,644	22,591	24,045	15,705
Big Spring Gathering Assets (3)	84,325	90,719	79,251	85,845
Plains Connection System	131,571	104,314	120,905	96,961
(1)Excludes jet fuel and petroleum coke.
(2)Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, El Dorado and North Little Rock, Arkansas terminals and Memphis and Nashville, Tennessee terminals.
(3)Prior-year period throughputs for the Big Spring Gathering Assets are for the 180 days we owned the assets following the Big Spring Gathering Assets Acquisition effective March 31, 2020.

Logistics Segment Operational Comparison of the Three and Nine Months Ended September 30, 2021 versus the Three and Nine Months Ended September 30, 2020
Net Revenues
Q3 2021 vs. Q3 2020
Net revenues increased by $47.4 million, or 33.3%, in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:
•increased revenues at our Big Spring Refinery Crude Pipeline (the "BSR Crude Pipeline"), as a result of new contracts executed in the second quarter of 2020, which had higher throughput volumes during the third quarter of 2021 compared to the third quarter of 2020;
•increased revenues for the Trucking assets, due to higher volumes transported from El Dorado;
•increase in revenues for the Paline pipeline and Plains connection system, due to higher throughput volumes;
•increases in the average volumes of gasoline sold and in the average sales prices per gallon of gasoline and diesel sold in our West Texas marketing operations as follows:
◦the average sales prices of gasoline and diesel sold increased by $0.93 per gallon and $0.95 per gallon, respectively; and
◦the average volumes of gasoline sold increased by 2.9 million gallons, while diesel volumes sold decreased 0.5 million gallons.
Net revenues included sales to our refining segment of $109.3 million and $92.4 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and sales to our other segment of $0.5 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. We eliminate this intercompany revenue in consolidation.

65 |

Management's Discussion and Analysis

YTD 2021 vs. YTD 2020
Net revenues increased by $87.7 million, or 20.7%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by the following:
•increased revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions, which were effective March 31, 2020 and May 1, 2020, respectively. Refer to Note 4 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information;
•increased revenues at our BSR Crude Pipeline, as a result of new contracts executed in the second quarter of 2020; and
•increases in the average sales prices per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased $0.69 per gallon and $0.69 per gallon, respectively; and
◦the average volumes of gasoline sold decreased 10.7 million gallons, partially offset by a 9.0 million decrease of diesel gallons sold.
Such increases were partially offset by the following:
•decreases in throughputs due to the impact of the severe freezing conditions that affected most of the regions where we operate resulting in lower volumes outside of contractual minimum volume commitments during the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020.
•decreases in throughputs at the Paline pipeline due to scheduled pipeline maintenance.
Net revenues included sales to our refining segment of $307.0 million and $288.3 million for the nine months ended September 30, 2021 and 2020, respectively, and sales to our other segment of $1.4 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively. We eliminate this intercompany revenue in consolidation.

66 |

Management's Discussion and Analysis

Cost of Materials and Other
Q3 2021 vs. Q3 2020
Cost of materials and other for the logistics segment increased $44.4 million, or 73.1%, in the third quarter of 2021 compared to the third quarter of 2020 primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold, and increases in the volume of gasoline sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased $1.01 per gallon and $0.96 per gallon, respectively; and
◦the average volumes of gasoline increased by 2.9 million gallons, while diesel volumes sold decreased by 0.5 million gallons.
Our logistics segment purchased product from our refining segment of $89.9 million and $45.1 million for the three months ended September 30, 2021 and September 30, 2020, respectively. We eliminate these intercompany costs in consolidation.
YTD 2021 vs. YTD 2020
Cost of materials and other for the logistics segment increased $69.1 million, or 33.6%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased $0.75 per gallon and $0.68 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold increased by 10.7 million gallons and 9.0 million gallons, respectively.
Our logistics segment purchased product from our refining segment of $229.8 million and $155.7 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. We eliminate these intercompany costs in consolidation.

Operating Expenses
Q3 2021 vs. Q3 2020
Operating expenses increased by $3.0 million, or 21.0%, in the third quarter of 2021 compared to the third quarter of 2020, driven by the following:
•increases in employee and outside service costs after cost cutting measures previously implemented to respond to the COVID-19 Pandemic, including delaying non-essential projects, ended;
•increase in energy costs, due to higher natural gas prices; and
•increases in utilities, maintenance and other variable expenses due to higher throughput.
YTD 2021 vs. YTD 2020
Operating expenses increased by $5.4 million, or 13.0%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven by the following:
•increases in employee and outside service costs after cost cutting measures implemented to respond to the COVID-19 Pandemic, including delaying non-essential projects, ended;

67 |

Management's Discussion and Analysis

•increase in energy costs due to higher natural gas prices;
•increases in variable expenses such as maintenance and materials costs due to higher throughput; and
•increases in utility costs as a result of significantly higher energy costs during the February 2021 severe freezing conditions that affected most of the regions where we operate.

Contribution Margin
Q3 2021 vs. Q3 2020
Contribution margin remained stable at $67.2 million in the third quarter of 2021 compared to the third quarter of 2020 as increases in gross margin were offset by higher operating costs.
YTD 2021 vs. YTD 2020
Contribution margin increased by $13.2 million, or 7.5%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by the following:
•an increase in gross margin of $1.27 per barrel in our West Texas marketing operations; and
•increases in revenues associated with agreements executed in connection with Big Spring Gathering System and Delek Trucking acquisitions.
Such increases were partially offset by the following:
•a decrease in gasoline and diesel volumes sold in our West Texas marketing operations; and
•an increase in operating expenses

68 |

Management's Discussion and Analysis

Retail Segment
The table below sets forth certain information concerning our retail segment operations (gross sales $ in millions):

Retail Contribution Margins
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues	$206.5	$177.7	$590.3	$521.7
Cost of materials and other	165.2	136.3	466.4	400.0
Operating expenses (excluding depreciation and amortization)	23.4	23.1	67.2	66.8
Contribution margin	$17.9	$18.3	$56.7	$54.9

Operating Information
Number of stores (end of period)	250	253	250	253
Average number of stores	250	253	250	253
Average number of fuel stores	245	248	245	248
Retail fuel sales	$124.9	$90.9	$349.5	$273.8
Retail fuel sales (thousands of gallons)	41,912	45,096	124,655	135,471
Average retail gallons sold per average number of fuel stores (in thousands)	171	182	510	547
Average retail sales price per gallon sold	$2.98	$2.01	$2.80	$2.02
Retail fuel margin ($ per gallon) (1)	$0.327	$0.311	$0.356	$0.352
Merchandise sales (in millions)	$81.7	$86.8	$240.9	$247.9
Merchandise sales per average number of stores (in millions)	$0.3	$0.3	$1.0	$1.0
Merchandise margin %	33.7%	31.6%	33.1%	31.3%

Same-Store Comparison (2)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Change in same-store fuel gallons sold	(5.9)%	(18.8)%	(9.6)%	(15.6)%
Change in same-store merchandise sales	(7.1)%	8.7%	(3.1)%	8.8%
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

Retail Segment Operational Comparison of the Three and Nine Months Ended September 30, 2021 versus the Three and Nine Months Ended September 30, 2020
Net Revenue
Q3 2021 vs. Q3 2020
Net revenues for the retail segment increased by $28.8 million, or 16.2%, in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:
•an increase in total fuel sales which were $124.9 million in the third quarter of 2021 compared to $90.9 million in the third quarter of 2020, primarily attributable to an increase of $0.96 in average price charged per gallon sold; and
•slightly offset by a decrease in merchandise sales to $81.7 million in the third quarter of 2021 compared to $86.8 million in the third quarter of 2020 attributable to a same-store sales decrease of 7.1%.

69 |

Management's Discussion and Analysis

2021 vs. YTD 2020
Net revenues for the retail segment increased by $68.6 million, or 13.1%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by the following:
•an increase in total fuel sales which were $349.5 million in the nine months of 2021 compared to $273.8 million in the nine months of 2020, primarily attributable to a $0.78 increase in average price charged per gallon sold, slightly offset by a decrease in total retail fuel gallons sold; and
•slightly offset by a decrease in merchandise sales to $240.9 million in the nine months of 2021 compared to $247.9 million in the nine months of 2020, primarily driven by the same-store sales decrease of 3.1%.

Cost of Materials and Other
Q3 2021 vs. Q3 2020
Cost of materials and other for the retail segment increased by $28.9 million, or 21.2%, in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:
•an increase in average cost per gallon of $0.95 or 56.0% applied to fuel sales volumes that decreased period over period.
Our retail segment purchased finished product from our refining segment of $92.3 million and $57.6 million for the three months ended September 30, 2021 and September 30, 2020, respectively. We eliminate this intercompany cost in consolidation.
YTD 2021 vs. YTD 2020
Cost of materials and other for the retail segment increased by $66.4 million, or 16.6%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by the following:
•an increase in average cost per gallon of $0.78 or 46.6% applied to fuel sales volumes that decreased period over period.
Our retail segment purchased finished product from our refining segment of $253.8 million and $166.6 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. We eliminate this intercompany cost in consolidation.

70 |

Management's Discussion and Analysis

Operating Expenses
Q3 2021 vs. Q3 2020
Operating expenses for the retail segment increased by $0.3 million, or 1.3% in the third quarter of 2021 compared to the third quarter of 2020.
YTD 2021 vs. YTD 2020
Operating expenses for the retail segment increased by $0.4 million, or 0.6% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Contribution Margin
Q3 2021 vs. Q3 2020
Contribution margin for the retail segment decreased by $0.4 million, or 2.2%, in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the following:
•a 5.9% decrease in merchandise sales, offset by an improvement in merchandise margin percentage of 2.1%; and
•a decrease in fuel sales volume, partially offset by increase in average fuel margin of $0.016 per gallon.
YTD 2021 vs. YTD 2020
Contribution margin for the retail segment increased by $1.8 million, or 3.3%, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily driven by the following:
•2.8% decrease in merchandise sales, partially offset by an improvement in merchandise margin percentage of 1.8%; and
•a decrease in fuel sales volume, partially offset by increase in average fuel margin of $0.004 per gallon.

71 |

Management's Discussion and Analysis

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At September 30, 2021 our total liquidity amounted to $2.1 billion comprised primarily of $721.7 million in unused credit commitments under the Delek Revolving Credit Facility (as defined in Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements), $589.1 million in unused credit commitments under the Delek Logistics Credit Facility (as defined in Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements) and $830.6 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends and operational capital expenditures. In response to the COVID-19 Pandemic and the decline in oil prices, on November 5, 2020, we announced that we have elected to suspend dividends in order to conserve capital. Other funding sources including borrowings under existing credit agreements and issuance of equity and debt securities have been utilized to meet our funding requirements and support our growth capital projects and acquisitions. In addition, we have historically been able to source funding at terms that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at terms that are sustainable and profitable for the Company. However, there can be no assurances regarding the availability of any future debt or equity financings or whether such financings can be made available on terms that are acceptable to us; any execution of such financing activities will be dependent on the contemporaneous availability of functioning debt or equity markets. Additionally, new debt financing activities will be subject to the satisfaction of any debt incurrence limitation covenants in our existing financing agreements. Our debt limitation covenants in our existing financing documents are usual and customary for credit agreements of our type and reflective of market conditions at the time of their execution. Additionally, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including the current COVID-19 Pandemic and oil prices, some of which are beyond our control.
If market conditions were to change, for instance due to the significant decline in oil prices or uncertainty created by the COVID-19 Pandemic, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be unfavorably impacted.
As of September 30, 2021, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Logistics Credit Facility (see Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements). After considering the current effect of the uncertainty created by the COVID-19 Pandemic on our operations, we currently expect to remain in compliance with our existing debt maintenance covenants, though we can provide no assurances, particularly if conditions significantly worsen beyond our ability to predict. Additionally, we were in compliance with incurrence covenants during the quarter ended September 30, 2021 to the extent that any of our activities triggered these covenants. However, given the uncertainty around economic conditions arising from the COVID-19 Pandemic, it is at least reasonably possible that conditions could change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants. Inability to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may resume paying dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such quarter that we are able to satisfy the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to) the following: available borrowings under our existing Wells Fargo Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Credit Facility (each as defined in Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements); the allowance to incur additional secured debt under the Term Loan Credit Facility (as defined in Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks, each as otherwise contemplated and allowed under our incurrence covenants.

72 |

Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Nine Months Ended September 30,
	2021	2020
Cash Flow Data:
Operating activities	$210.2	$(399.8)
Investing activities	(143.2)	(163.0)
Financing activities	(23.9)	415.4
Net increase (decrease)	$43.1	$(147.4)

Cash Flows from Operating Activities
Net cash provided by operating activities was $210.2 million for the nine months ended September 30, 2021, compared to net cash used of $399.8 million for the comparable period of 2020. Cash receipts from customers and cash payments to suppliers and for salaries increased resulting in a net $601.4 million increase in cash provided by operating activities. Additionally, cash paid for debt interest decreased by $12.0 million. Partially offsetting these increases in cash provided were an increase in income taxes paid of $0.8 million and a decrease in dividends received of $2.6 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $143.2 million for the first nine months of 2021, compared to $163.0 million in the comparable period of 2020. The decrease in cash flows used in investing activities was primarily due to a decrease in cash purchases of property, plant and equipment which decreased from $241.7 million in 2020, to $163.1 million in 2021, partially attributable to delaying non-essential projects in light of the COVID-19 Pandemic. Additionally, equity method investment contributions decreased $29.2 million primarily due to contributions made related to our Red River Pipeline Joint Venture and WWP Project Financing JV (each as defined in Note 5 of the condensed consolidated financial statements in Item 1. Financial Statements) for $11.8 million and $18.9 million, respectively, during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we contributed $1.4 million related to our Red River Pipeline Joint Venture and $0.2 million related to our WWP Project Financing JV.
These decreases in cash used in investing activities were partially offset by distributions received in the prior year from our WWP Project Financing JV to return excess capital contributions made in the amount of $69.3 million and proceeds of $39.9 million from the sale of the Bakersfield refinery in the prior year for which there was no comparable activity in the current year period.
Cash Flows from Financing Activities
Net cash used in financing activities was $23.9 million for the nine months ended September 30, 2021, compared to cash provided of $415.4 million in the comparable 2020 period. This decrease in cash provided was predominantly due to net payments on long-term revolvers and term debt of $125.8 million during the nine months ended September 30, 2021, compared to net proceeds of $402.7 million in the comparable 2020 period.
Such decreases were partially offset by an increase in net proceeds from inventory financing arrangements to $135.6 million for the nine months ended September 30, 2021 compared to $142.6 million in the comparable 2020 period. Additionally, cash provided increased $69.0 million due to suspension of dividends in the fourth quarter of 2020.
Cash Position, Indebtedness and Other Financing Arrangements
As of September 30, 2021, our total cash and cash equivalents were $830.6 million and we had total long-term indebtedness of approximately $2,222.2 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $11.1 million and $20.2 million, respectively. Additionally, we had letters of credit issued of approximately $278.3 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $1,310.8 million. Our total long-term indebtedness consisted of the following:
•an aggregate principal amount of $1,263.3 million under the Term Loan Credit Facility, due on March 30, 2025, with effective interest rate of 3.51%;
•an aggregate principal amount of $29.3 million in outstanding borrowings under the Delek Hapoalim Term Loan, due on December 31, 2022, with effective interest rate of 3.65%;
•an aggregate principal amount of $260.9 million under the Delek Logistics Credit Facility, due on September 28, 2023, with average borrowing rate of 2.62%;
•an aggregate principal amount of $250.0 million under the Delek Logistics 2025 Notes, due in 2025, with effective interest rate of 7.21%;

73 |

•an aggregate principal amount of $400.0 million under the Delek Logistics 2028 Notes, due in 2028, with effective interest rate of 7.41%;
•an aggregate principal amount of $50.0 million under the Reliant Bank Revolver, due on June 30, 2022, with fixed interest rate of 4.50%; and
•the Revolving Credit Facility, due on March 30, 2023, with borrowing rate of 3.50% for base rate loans, and no principal amount outstanding.
See Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information about our separate credit facilities included in long-term indebtedness.
Additionally, we also utilize other financing arrangements to finance operating assets and/or, from time to time, to monetize other assets that may not be needed in the near term, when internal cost of capital and other criteria are met. Such arrangements include our supply and offtake arrangements, which finance a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs or other non-inventory product financing liabilities. Our supply and offtake obligation with J. Aron amounted to $478.5 million at September 30, 2021, $329.8 million of which is due on December 30, 2022, except that a portion (not to exceed $28.6 million, net of the $10.0 million settlement threshold) of this otherwise long-term component is subject to potential earlier payment under the Periodic Price Adjustment provision. See Note 7 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information about our supply and offtake facilities. Our product financing liabilities consisted primarily of RIN financings as of September 30, 2021, and totaled $342.5 million, all of which is due by December 31, 2021. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our audited consolidated financial statements included Item 8. Financial Statements and Supplementary Data, of our December 31, 2020 Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Contractual Obligations" section included in Item 2. Management's Discussion and Analysis.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the nine months ended September 30, 2021 were $161.6 million, of which approximately $133.0 million was spent in our refining segment, $14.6 million in our logistics segment, $3.2 million in our retail segment and $10.8 million primarily at the holding company level. The following table summarizes our actual capital expenditures for the nine months ended September 30, 2021 and planned capital expenditures for the full year 2021 by operating segment and major category (in millions):

	Full Year 2021 Forecast	Nine Months Ended September 30, 2021
Refining
Sustaining maintenance, including turnaround activities (1)	$153.6	$131.5
Regulatory	1.7	1.3
Discretionary projects	0.2	0.2
Refining segment total	155.5	133.0

Logistics
Regulatory	3.4	1.4
Sustaining maintenance	1.6	1.2
Discretionary projects	19.6	12.0
Logistics segment total	24.6	14.6

Retail
Regulatory	—	—
Sustaining maintenance	2.8	2.0
Discretionary projects	2.1	1.2
Retail segment total	4.9	3.2

Other
Regulatory	4.3	3.5
Sustaining maintenance	12.5	5.8
Discretionary projects	5.2	1.5
Other total	22.0	10.8
Total capital spending	$207.0	$161.6

74 |

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
The following table sets forth information relating to our open commodity derivative contracts as of September 30, 2021 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2021	2022	2023
Contracts not designated as hedging instruments:
Crude oil price swaps - long(1)	$72.4	17,305,000	11,776,000	5,529,000	—
Crude oil price swaps - short(1)	(77.7)	12,387,000	11,937,000	450,000	—
Inventory, refined product and crack spread swaps - long(1)	33.8	72,450,000	13,250,000	44,400,000	14,800,000
Inventory, refined product and crack spread swaps - short(1)	(53.6)	73,011,000	13,811,000	44,400,000	14,800,000
RIN commitment contracts - long(2)	(1.4)	19,750,000	—	—	—
RIN commitment contracts - short(2)	13.7	48,000,000	—	—	—
Total	$(12.8)	242,903,000	50,774,000	94,779,000	29,600,000
(1)     Volume in barrels
(2)     Volume in RINs

Interest Risk Management Activities
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $1,553.5 million as of September 30, 2021. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt as of September 30, 2021 would be to change interest expense by approximately $15.5 million.

75 |

Management's Discussion and Analysis

Commodity Derivatives Trading Activities
We enter into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, and futures contracts. These trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts all had remaining durations of less than one year as of September 30, 2021, and are classified as held for trading and are recognized at fair value with changes in fair value recognized in the income statement.
The following table sets forth information relating to trading commodity derivative contracts held for trading purposes as of September 30, 2021:

Contract Description	Less than 1 year
Over the counter forward sales contracts (crude)
Notional contract volume (1)	846,465
Weighted-average market price (per barrel)	$64.30
Contractual volume at fair value (in millions)	$54.4
Over the counter forward purchase contracts (crude)
Notional contract volume (1)	705,483
Weighted-average market price (per barrel)	$64.17
Contractual volume at fair value (in millions)	$45.4
(1)     Volume in barrels

ITEM 4. CONTROLS AND PROCEDURES
Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in reports we file under the Exchange Act is accumulated and appropriately communicated to management. We carried out an evaluation required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures at the end of the reporting period. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the reporting period.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have a flexible work schedule that allows both on-site and remote work arrangements for employees, we have not experienced a material impact to our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 Pandemic to minimize the impact on the design and operating effectiveness of our internal controls.

76 |

Legal Proceedings, Risk Factors, Unregistered Sales of Equity Securities and Other Information

Part II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 11 to our accompanying condensed consolidated financial statements, which is incorporated by reference in this Item 1, for additional information. Aside from the disclosure updated in Note 11, there have been no material developments to the proceedings previously reported in our Annual Report on Form 10-K filed on March 1, 2021.

ITEM 1A. RISK FACTORS
There were no material changes during the nine months ended September 30, 2021 to the risk factors identified in the Company’s fiscal 2020 Annual Report on Form 10-K, except as described below.
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

ITEM 5. OTHER INFORMATION
On November 4, 2021, David Wiessman notified the Company of his intention to resign from the Board of Directors (the “Board”) of the Company and its committees effective as of November 10, 2021. Mr. Wiessman’s resignation was not due to any disagreement with the Board or the Company’s management or any matter related to the Company’s operations, policies or practices. The Company thanks Mr. Wiessman for the service and leadership he has provided since joining the Board in 2017. The Nominating and Corporate Governance Committee and Board are conducting a search for a director with a focus on candidates with diversity in gender, race, ethnic background, and professional experience.

77 |

Exhibits
ITEM 6. EXHIBITS

Exhibit No.		Description

31.1	#	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	#	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	##	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	##	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2021 and 2020 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith

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
Dated: November 5, 2021

79 |