Form 10-K
period 2021-12-31
Delek US Holdings, Inc.
filed 2022-02-25
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 18 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 4262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates as of June 30, 2021 was approximately $1,579,900, based upon the closing sale price of the registrant's common stock on the New York Stock Exchange on that date. For purposes of this calculation only, all directors and officers subject to Section 16(b) of the Securities Exchange Act of 1934 are deemed to be affiliates.
At February 18, 2022, there were 74,196,653 shares of the registrant's common stock, $.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).
Documents incorporated by reference
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents
Delek US Holdings, Inc.
Annual Report on Form 10-K
For the Annual Period Ending December 31, 2021

2 |

Delek US Holdings, Inc. is a registrant pursuant to the Securities Act of 1933 and is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "DK." Effective July 1, 2017, we acquired the outstanding common stock of Alon USA Energy, Inc. ("Alon") (the "Delek/Alon Merger"), resulting in a new post-combination consolidated registrant renamed as Delek US Holdings, Inc.
Unless otherwise noted or the context requires otherwise, the terms "we," "our," "us," "Delek" and the "Company" are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries for all periods presented. Our business consists of three operating segments: refining, logistics and retail.
As of December 31, 2021, we owned a 79.8% limited partner interest as well as a non-economic general partner interest in Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), a publicly-traded master limited partnership that we formed in April 2012.
Statements in this Annual Report on Form 10-K, other than purely historical information, including statements regarding our plans, strategies, objectives, beliefs, expectations and intentions are forward-looking statements. Forward-looking statements include, among other things, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the outbreak of COVID-19 and its development into a pandemic in early 2020 (the "COVID-19 Pandemic" or the "Pandemic") with respect to oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, including those discussed below and in Item 1A. Risk Factors, which may cause actual results to differ materially from the forward-looking statements. See also "Forward-Looking Statements" included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
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
EPA - The Environmental Protection Agency.
ESG - Environmental, Social, and Corporate Governance is an evaluation of an entity's collective conscientiousness for social and environmental factors.
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
•The COVID-19 Pandemic, any related subsequent waves of the COVID-19 Pandemic or an additional regional or global disease outbreak, and certain developments in the global oil markets have had, may continue to have, or may have an adverse impact on our business, our future results of operations and our overall financial performance.
•We have suspended our quarterly dividend and cannot assure you when we will declare dividends in the future.
•We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future laws, regulations and other requirements could significantly increase our costs of doing business, thereby adversely affecting our profitability.
•The availability and cost of Renewable Identification Numbers ("RINs") and other required credits could have a material adverse effect on our financial condition and results of operations.
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
•Acts of terror or sabotage, threats of war, armed conflict, or war may have an adverse impact on our business, our future results of operations and our overall financial performance.
•Legislative and regulatory measures to address climate change and greenhouse gases ("GHG") emissions could increase our operating costs or decrease demand for our refined products.
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
•We depend upon our logistics segment for a substantial portion of the crude oil supply and refined product distribution networks that serve our Tyler, Texas, Big Spring, Texas, and El Dorado, Arkansas refineries. Interruptions or limitations in the supply and delivery of crude oil, or the supply and distribution of refined products, may negatively affect our refining operations and inhibit the growth of our refining operations.
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
•If we are, or become, a United States ("U.S.") real property holding corporation, special tax rules may apply to a sale, exchange or other disposition of common stock, and non-U.S. holders may be less inclined to invest in our stock, as they may be subject to U. S. federal income tax in certain situations.
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

8 |

Business and Properties
PART I
ITEMS 1 and 2.    BUSINESS and PROPERTIES
Company Overview
We are an integrated downstream energy business focused on petroleum refining ("Refining" or our "refining segment"), the transportation, storage and wholesale distribution of crude oil, intermediate and refined products ("Logistics" or our "logistics segment") and convenience store retailing ("Retail" or our "retail segment"). Delek US Holdings, Inc., a Delaware corporation formed in 2016 (a successor to the original Delek US Holdings, Inc. which was a Delaware corporation originally formed in 2001), operates through its consolidated subsidiaries, which include Delek US Energy, Inc. (and its subsidiaries) ("Delek Energy") and Alon (and its subsidiaries).
The following map outlines the geography of our integrated downstream energy structure as of December 31, 2021:

Refining	Logistics	Retail
302,000 bpd total capacity:	10 light product distribution terminals	248 stores as of December 31, 2021
Tyler, TX	Approximately 1,750 miles of pipeline (1)	Southwest U.S. locations
El Dorado, AR	10.2 million barrels of storage capacity	Primary source of fuel is Big Spring, TX refinery
Big Spring, TX	Crude oil pipeline joint ventures:
Krotz Springs, LA	Red River Pipeline Company LLC
WTI primary crude oil supply - 228,000 bpd	Caddo Pipeline LLC
Biodiesel facilities with 40 million gallons total annual capacity:	Andeavor Logistics RIO Pipeline LLC
Crossett, AR	West Texas wholesale:
Cleburne, TX	Sale of refined products through terminals
New Albany, MS
(1)    Includes approximately 240 miles of leased capacity.

9 |

Business and Properties
The principal activities of our refining, logistics and retail segments are described below:

Refining Segment
Inputs:	crude oil and other feedstocks
Products:	transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products
Nameplate Capacity (bpd):	302,000
Primary Refinery Operations (and bpd capacity):
Tyler, Texas refinery (the "Tyler refinery")	75,000
El Dorado, Arkansas refinery (the "El Dorado refinery")	80,000
Big Spring, Texas refinery (the "Big Spring refinery")	73,000
Krotz Springs, Louisiana refinery (the "Krotz Springs refinery")	74,000
Other Refinery Operations/Assets:
Renewables facilities	approximately 40 million gallons of annual biodiesel production capacity across three facilities located in Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi
Primary Distribution Channels:
Tyler refinery	production primarily distributed through a refined products terminal located at the refinery that is owned and operated by our logistics segment to supply the local market in the East Texas area
El Dorado refinery
production primarily shipped into the Enterprise Pipeline System and our logistics segment's El Dorado Pipeline system to supply a combination of pipeline bulk sales and wholesale rack sales at terminal locations along the pipeline in Louisiana, Arkansas, Tennessee, Missouri and Indiana

Big Spring refinery
significant portion of production is distributed across the refinery truck terminal into local markets and by pipeline through various terminals to supply Delek or Alon branded retail sites primarily in Central and West Texas and New Mexico

Krotz Springs refinery	production primarily distributed through pipeline and barge bulk sales and wholesale rack sales at terminals located on the Colonial Pipeline system in the southeastern United States

Logistics Segment
Primary Operations:
owns and operates crude oil/refined products logistics and marketing assets for the use in providing logistics and marketing services to customers; primary customer is Delek, inter-company transactions are eliminated in consolidation

Fee-Based Revenue Sources:
crude oil gathering, transporting and storage; marketing, distributing, transporting and storing intermediate and refined products in select regions of the southeastern United States and West Texas for refining segment and third parties

Other Revenue Sources:	sales of wholesale products in the West Texas market
Owned or Leased Pipeline Capacities (in approximate miles):
Crude oil transportation pipelines	400
Refined product pipelines	450
Crude oil gathering system	approximately 900
Other Logistics Assets/Facilities:
Gathering system crude oil capacity, intermediate and refined products storage tanks	Approximately 10.2 million barrels of active shell capacity
Other storage tanks	various other storage tanks located at our terminals
Terminals	operates ten light product distribution terminals located in Tennessee, Texas, Oklahoma and Arkansas
Joint venture investments	strategic investments in pipelines/pipeline systems servicing various areas including the Permian Basin

Retail Segment
Number of Stores at December 31, 2021 (owned and leased):	248
Geographic Areas Served:	Primarily West Texas and New Mexico
Branding:	Delek (i.e., "DK") and Alon branding on certain locations which will continue to increase as we re-brand existing 7-Eleven locations (1)
Fuel Offerings at Retail Locations:	various grades of gasoline and diesel under the DK or Alon brand name, primarily sourced by our Big Spring refinery
Merchandise Offerings at Convenience Store Locations:	food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders
(1) Per our 2018 license termination agreement, all 7-Eleven branding must be removed by December 31, 2023. Merchandise at our convenience store sites will continue to be sold under the 7-Eleven brand name until removal. As of December 31, 2021, we had removed the 7-Eleven brand name at 55 of our store locations.

10 |

Business and Properties
Our Vision
For many years, we have operated successfully in our core segments by focusing on operating efficiencies and market fundamentals, balanced with the continued pursuit of strategic investments and acquisitions. And while the oil and gas macroeconomic environment continues to be dynamic, we believe the world’s reliance on hydrocarbons will not disappear, and oil and gas will continue to remain relevant in meeting global energy demand. At the same time, the emphasis on environmental responsibility and long-term economic and environmental sustainability is accelerating, with increased demand for transparency evolving out of the environmental, social, and governance (“ESG”) movement. For these reasons, it is critical that we understand not only our current ESG positioning in the market, but also also that we integrate a broader sustainability view to all of our activities, both operational and strategic. For these reasons, we have developed a Long-Term Sustainability Framework, representing a continuously evolving foundation out of which we identify our strategic objectives and initiatives, which collectively form our Long-term Sustainability Strategy for 2022.
Core Values
First and foremost, it's important to acknowledge that, despite evolving views on long-term sustainability in terms of our strategy and future growth, our core values remain solid and unchanging and representative of our foundational principles:

Long-Term Sustainability Framework: Overarching Objectives
Our Long-Term Sustainability Framework is simply a lens with which to view our strategic objectives, built upon the bedrock of our core values. As discussed above, we expect that our Long-Term Sustainability Framework will involve iterative, living evolution as we transform as a company. That said, certain fundamental principles are foundational, and direct us as we develop our guiding objectives. With that in mind, we have initially identified the following overarching objectives:
I.    Redirect Corporate Culture towards Innovation, Excellence, and Operating Discipline.
II.    Focus on Operational Optimization and Improved Margin Capture.
III.    Implement Digital Transformation Strategy.
IV.    Identify ESG-Conscious Investments with Clear Value Propositions and Sustainable Returns.
V.     Evaluate Strategic Priorities and Redefine Long-term Sustainable Business Model.
Long-Term Sustainability Framework: Key Initiatives
Integral to our Long-Term Sustainability Framework and the achievement of the initial overarching objectives are the following key initiatives:
■Transform our corporate and operating culture into "One Delek" through unification of purpose, vision and strategy with an emphasis on cultural sustainability.
■Transform our refining operations into the "Refinery of the Future" founded on automation, innovation and synergistic discipline.
■Develop a "New Energy" mentality focused on understanding the future of energy on a global scale and how Delek can be a contributor and facilitator of positive, sustainable change.
See further discussion in the 'Executive Summary: Strategic Overview' Section of Item 7. Management's Discussion and Analysis, of this Annual Report on Form 10-K.

11 |

Business and Properties
Evolving Strategic View
Historically, we have grown through acquisitions in all of our segments. Our business strategy has been focused on capitalizing on and growing our integrated business model in ways that allow us to participate in all phases of the downstream production process, from transporting crude oil to our refineries for processing into refined products to selling fuel to retail customers at the pump. This growth has come from acquisitions or new investments, as well as investments in our existing businesses, as we continue to broaden our existing geographic presence and integrated business model. Our strategy has also included (and continues to include) evaluating certain under-performing and non-core business lines and assets and divesting of those when doing so helps us achieve our strategic objectives.
In connection with the development of our Long-Term Sustainability Framework, we have expanded the scope of our growth and business development strategy to one that is also focused on operational, economic and environmental sustainability, including increased emphasis on sustainable carbon efficiency. As an initial foundational change, this expanded scope includes the implementation of an enhanced screening process for proposed future growth projects to incorporate key considerations regarding their environmental and social impact, including quantitative and qualitative data corresponding to several sustainability criteria, such as greenhouse gas ("GHG") emissions, carbon intensity, water usage, electricity usage, waste generation, biodiversity impact, and impact on indigenous peoples, among other environmental conscious considerations. This type of data provides management with a more thorough understanding of a project’s potential environmental and social impacts to better make investment decisions that are aligned with our long-term sustainability view. As we move into the future and begin to execute on new growth transactions under the sustainability framework, this data will enable us not only to more closely track the impact we have on both the communities in which we operate and the environment at large, but also to realize the exponential impact of sustainable growth on the long-term value to our stakeholders.
Managing Through the COVID-19 Pandemic
During the year ended December 31, 2021, we have applied our sustainability-focused vision in real-time as we have directed much of our energy to continuing to manage risk and operational challenges in the COVID-19 Pandemic economic environment. The economic effects of the Pandemic on our sector and on the market in general caused us to consider how we manage liquidity and capital resources to ensure operational continuity and sustainability. Our ability to manage our liquidity and capital resources successfully, and to instill confidence about our continued ability to do so, has been of critical importance to our shareholders as they make investment decisions, as well as to our other stakeholders, in this period of uncertainty. For these reasons, more than ever, we have been very focused on liquidity and capital resources. We also are committed to transparency around our efforts and strategies in this area. Some of our principal areas of focus during 2021 included the following:
•controlling capital expenditures;
•operating efficiently;
•managing our supply chain risk, our customer risk and our liquidity sources;
•executing on our temporary operating cost savings measures;
•maintaining a strong retail business; and
•continuing to explore and investigate potential growth opportunities for the midstream and other lines of business.
The unprecedented conditions during the past two years required that we direct our attentions to minimizing the impact of the economic environment on our stakeholders, which included managing our liquidity and controlling costs, both of which were critical to successfully navigating the market conditions and economic pressures and protecting the financial condition of the Company. However, in 2022, as economic indicators and markets continue to stabilize, we are beginning to return our attentions to longer term strategic growth and sustainability with a renewed excitement for strategic acquisitions and investment opportunities, as part of our continued commitment to increasing shareholder value. As a reminder of this commitment, which has long been a defining characteristic of Delek, here are some of our most significant pre-Pandemic transactions in recent years, all of which continue to have a lasting and important impact on our strategic positioning and long-term value proposition:

Date	Acquired Company/Assets	Acquired From	Approximate Purchase Price(1)
July 2017	Purchased the remaining approximately 53% ownership in Alon that Delek did not already own, in an all-stock transaction, resulting in the addition of the Krotz Springs refinery and the majority ownership in the Big Spring refinery, as well as the addition of our retail segment.	Shareholders of Alon USA Energy, Inc.	$530.7 million
February 2018	Purchased the remaining 18.4% ownership in the Alon Partnership, in an all-equity transaction, representing the remaining interest in the Big Spring refinery operations, which has become one of our best-performing refineries.	LP unitholders of Alon USA Partners, LP	$184.7 million
May 2019	Acquired a 33% membership interest in Red River Pipeline Joint Venture, which continues to be highly accretive to our Logistics segment and one of the principle drivers of our joint venture investment growth.	Plains Pipeline, L.P.	$124.7 million
July 2019
Acquired a 15% membership interest in Wink to Webster Pipeline ("WWP") Joint Venture (which was subsequently converted to an indirect interest via the formation of and contribution to the WWP Project Financing Joint Venture;; the WWP JV is ramping up operations in 2022 with the completion of long-haul pipeline segments and brings committed volumes that are expected to position the JV for appreciable returns.
		Wink to Webster Pipeline LLC	$76.3 million
(1)Includes amounts paid through the date of this Annual Report on Form 10-K. The WWP Project Financing Joint Venture "purchase price" includes our total capital invested to date, which reflects the required capital calls to date under our indirect 15% WWP Joint Venture interest totaling $314.4 million, the majority of which have been financed within the WWP Project Financing Joint Venture. See further discussion in the Notes to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

12 |

Business and Properties
Other Strategic Activity
Despite the Pandemic and its impact on our strategic growth activities (as described above), we continued to successfully execute on several other strategic opportunities during 2021, including:
•initiating a program to monetize a portion of our ownership in Delek Logistics under a Rule 10b5-1 program to sell up to 434,590 common limited partner units, which helped us to not only capture $2.1 million (pre-tax) of tangible value to date in the Delek valuation but also serves to improve the liquidity of the Delek Logistics units without diluting the overall market capitalization of Delek Logistics;
•negotiating an accretive buy-out of a financing commitment agreement with WWP which allowed us to recoup capital expenditures we may not have incurred had it not been for the financing commitment and recognize an incremental gain of approximately $10.2 million; and
•successfully completing a $400.0 million senior note debt issuance at Delek Logistics (the “Delek Logistic 2028 Notes”) which the net proceeds were used to pay down borrowings under the Delek Logistics Credit Facility and likewise enhance liquidity.
See further discussion regarding our specific '2021 Strategic Activities - A Look Back' in the 'Executive Summary'' section as well as relevant discussion in our "Liquidity and Capital Resources' section located in Item 7. Management's Discussion and Analysis, of this Annual Report on Form 10-K. Additionally, see further discussion in Note 5, Note 6 and Note 10, respectively, of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Other Events
While COVID-19 conditions seem to be improving, we were faced with some additional unprecedented challenges which required our focus during 2021, including the effects of a severe weather event ("Winter Storm Uri") as well as a fire at our El Dorado refinery, both of which occurred in the first quarter 2021 and caused property and equipment damage as well as unplanned downtime. Mitigating the effects of these events in a comprehensive manner continued to be a significant area of focus throughout the remainder of 2021, and included the recalibration of turnaround and maintenance activities during downtime to minimize the economic impact of the disruption, as well as aggressive pursuit of insurance recoveries under our property and casualty and business interruption policies.

13 |

Business and Properties
Information About Our Segments
Delek operates in three reportable operating segments: the refining segment, the logistics segment and the retail segment, which are discussed below. Additional segment and financial information is contained in our segment results included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 3, Segment Data, of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Refining Segment
Overview
We own and operate four independent refineries located in Tyler, Texas, El Dorado, Arkansas, Big Spring, Texas and Krotz Springs, Louisiana, currently representing a combined 302,000 bpd of crude throughput capacity. Our refining system produces a variety of petroleum-based products used in transportation and industrial markets, which are sold to a wide range of customers located principally in inland, domestic markets and which comply with current EPA clean fuels standards. All four of these refineries are located in the U.S. Gulf Coast ("Gulf Coast") Region (PADD III), which is one of the five Petroleum Administration for Defense District ("PADD") regional zones established by the U.S. Department of Energy where refined products are produced and sold. Refined product prices generally differ among each of the five PADDs.
Our refining segment also includes three biodiesel facilities we own and operate that are engaged in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi.
Refining System Feedstock Purchases
We purchase more crude oil than our refineries process, generally through a combination of long-term acreage dedication agreements and short-term crude oil purchase agreements. This provides us with the opportunity to optimize the supply cost to the refineries while also maximizing the value of the volumes purchased directly from oil producers. The majority of the crude oil we purchase is sourced from inland domestic sources, primarily in areas of Texas, Arkansas, and Louisiana, although we can also purchase crude delivered via rail from other regions, including Oklahoma and Canada. Existing agreements with third-party pipelines and Delek Logistics allow us to deliver approximately 160,000 bpd of crude oil from West Texas (principally Midland) directly to our refineries. Typically, approximately 228,000 bpd of the crude oil we deliver to our four operating refineries is priced as a differential to the price of West Texas Intermediate (“WTI”) crude oil. In most cases, the differential is established in the month prior to the month in which the crude oil is delivered to the refineries for processing.
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
The charts below set forth information concerning Tyler refinery crude oil receipts for the years ended December 31, 2021, 2020 and 2019:

Major processes at our Tyler refinery include crude distillation, vacuum distillation, naphtha reforming, naphtha and diesel hydrotreating, fluid catalytic cracking, alkylation, and delayed coking. The Tyler refinery has a Complexity Index of 8.7.
The chart below sets forth information concerning the throughput at the Tyler refinery for the years ended December 31, 2021, 2020 and 2019:

The Tyler refinery primarily produces two grades of gasoline (E10 premium 93 and E10 regular 87), as well as aviation gasoline, and also offers both E-10 and biodiesel blended products. Diesel and jet fuel products produced at the Tyler refinery include military specification jet fuel, commercial jet fuel and ultra-low sulfur diesel. In addition to higher-value gasoline and distillate fuels, the Tyler refinery produces small quantities of propane, refinery grade propylene and butanes, petroleum coke, slurry oil, sulfur and other blendstocks. The Tyler refinery produces both low-sulfur gasoline and ultra-low sulfur diesel fuel, both on-road and off-road, pursuant to the current EPA clean fuels standards.

15 |

Business and Properties
The chart below sets forth information concerning the Tyler refinery's production slate for the years ended December 31, 2021, 2020 and 2019:

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

El Dorado Refinery
Our El Dorado refinery has a nameplate crude throughput capacity of 80,000 bpd, and is designed to process a wide variety of crude oil, ranging from light sweet to heavy sour. The refinery site consists of approximately 460 acres of land that we own in El Dorado, Arkansas, of which the main plant and associated tank farms adjacent to the refinery sit on approximately 335 acres, and is the largest refinery in Arkansas, representing more than 90% of state-wide refining capacity. The refinery receives crude by several delivery points, including from local sources as well as other third-party pipelines that connect directly into Delek Logistics' El Dorado Pipeline System, which runs from Magnolia, Arkansas, to the El Dorado refinery (the "El Dorado Pipeline System"), and rail at third-party terminals. We also purchase crude oil for the El Dorado refinery from inland sources in East and West Texas, as well as in south Arkansas and north Louisiana through a crude oil gathering system owned and operated by Delek Logistics (the "SALA Gathering System").
The charts below set forth information concerning El Dorado refinery crude oil receipts for the years ended December 31, 2021, 2020 and 2019:

16 |

Business and Properties
Major processes at our El Dorado refinery include crude distillation, vacuum distillation, naphtha isomerization and reforming, naphtha and diesel hydrotreating, gas oil hydrotreating, fluid catalytic cracking and alkylation. The El Dorado refinery has a Complexity Index of 10.2.
The chart below sets forth information concerning the throughput at the El Dorado refinery for the years ended December 31, 2021, 2020 and 2019:

The El Dorado refinery produces a wide range of refined products, including multiple grades (E-10 premium 93 and E-10 regular 87) of gasoline and ultra-low sulfur diesel fuels, liquefied petroleum gas ("LPG"), refinery grade propylene and a variety of asphalt products, including paving grade asphalt and roofing flux. The El Dorado refinery offers both E-10 and biodiesel blended products. The El Dorado refinery produces both low-sulfur gasoline and ultra-low sulfur diesel fuel, both on-road and off-road, pursuant to the current EPA clean fuels standards.
The chart below sets forth information concerning the El Dorado refinery's production slate for the years ended December 31, 2021, 2020 and 2019:

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
The charts below set forth information regarding Big Spring refinery crude oil receipts for the years ended December 31, 2021, 2020 and 2019:

Major processes at our Big Spring refinery include crude distillation, vacuum distillation, naphtha reforming, naphtha and diesel hydrotreating, aromatic extraction, propane de-asphalting, fluid catalytic cracking, and alkylation. The Big Spring refinery has a Complexity Index of 10.5.
The chart below sets forth throughput composition at the Big Spring refinery for the years ended December 31, 2021, 2020 and 2019:

The Big Spring refinery primarily produces two grades of gasoline (premium CBOB and CBOB). Diesel and jet fuel products produced at the Big Spring refinery include military specification jet fuel, commercial jet fuel and ultra-low sulfur diesel. We also produce propane, propylene, certain aromatics, specialty solvents and benzene for use as petrochemical feedstocks, and asphalt along with other by-products such as sulfur and

18 |

Business and Properties
carbon black oil. The Big Spring refinery produces both low-sulfur gasoline and ultra-low sulfur diesel fuel, both on-road and off-road, pursuant to current EPA clean fuels standards, and certain boutique fuels supplied to the El Paso, Texas, and Phoenix, Arizona, markets.
The chart below sets forth information concerning the Big Spring refinery's production slate for the years ended December 31, 2021, 2020 and 2019:

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

19 |

Business and Properties
The charts below set forth information regarding Krotz Springs refinery crude oil receipts for the years ended December 31, 2021, 2020 and 2019:

Major processes at the Krotz Springs refinery include crude distillation, vacuum distillation, naphtha hydrotreating, naphtha isomerization and reforming, and gas oil/residual catalytic cracking to minimize low quality black oil production and to produce higher light product yields. The Krotz Springs refinery has a Complexity Index of 8.8. Additionally, in April 2019, the Krotz Springs refinery completed construction of an alkylation unit with approximately 6,000-bpd capacity that is designed to combine isobutane and butylene into alkylate and enable multiple grades of gasoline to be produced, including premium octane gasoline.
The chart below sets forth information concerning the throughput at the Krotz Springs refinery for the years ended December 31, 2021, 2020 and 2019:

The Krotz Springs refinery produces CBOB 84 grade gasoline as well as high sulfur diesel ("HSD"), light cycle oil, jet fuel, petrochemical feedstocks, LPG, slurry oil and alkylate. The Krotz Springs refinery produces low-sulfur gasoline, pursuant to the current EPA clean fuels standards.

20 |

Business and Properties
The chart below sets forth information concerning the Krotz Springs refinery's production slate for the years ended December 31, 2021, 2020 and 2019:

The Krotz Springs refinery markets transportation fuel substantially through bulk sales and exchange channels. These bulk sales and exchange arrangements are entered into with various oil companies and trading companies and are transported to markets on the Mississippi River and the Atchafalaya River as well as to the Colonial Pipeline.
For our Krotz Springs refinery, we compare our per barrel refined product margin to the Gulf Coast 2-1-1 high sulfur diesel crack spread, which is the approximate refined product margin calculated assuming that one barrel of LLS crude oil is converted into one-half barrel of Gulf Coast conventional gasoline and one-half barrel of Gulf Coast HSD. The Krotz Springs refinery has the capability to process substantial volumes of sweet crude oil to produce a high percentage of refined light products.

21 |

Business and Properties

Logistics Segment
Overview
Our logistics segment consists of Delek Logistics, a publicly-traded master limited partnership, and its subsidiaries. Our consolidated financial statements include its consolidated financial results. As of December 31, 2021, we owned a 79.8% limited partner interest in Delek Logistics, consisting of 34,696,800 common limited partner units, and the non-economic general partner interest. Delek Logistics is a variable interest entity as defined under U.S. generally accepted accounting principles ("GAAP"). Intercompany transactions with Delek Logistics and its subsidiaries are eliminated in our consolidated financial statements.

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
The following provides an overview of our logistics segment assets and operations:

BIG SPRING GATHERING SYSTEM
Big Spring
Midland
Cushing
Hewitt
RED RIVER
Nashville
Brentwood
Knoxville
Memphis
Little Rock
SALA GATHERING SYSTEM
El Dorado
Magnolia
AR
LA
Big Spring
Colorado City
Abilene
Fort Worth
Dallas
Shreveport
Tyler
Longview
RIO
Midland
Rio State Line Terminal
Monroe
Waco
PALINE PIPELINE
Krotz Springs
New Orleans
Beaumont
EAST TEXAS LOGISTICS SYSTEM
Mt. Pleasant
Greenville
Big Sandy
CADDO
Longview
Tyler
Kilgore
Henderson
DELEK LOGISTICS (DKL)
Product Terminal
Product Tank Farm
Product Pipeline
Crude Pipeline
Corporate Headquarters
Crude Tank Farm
Joint Venture Crude Pipeline
THIRD-PARTY ASSETS
Enterprise Pipeline (Product)
Delek US Refinery
Product Terminal

22 |

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

Logistics Segment - Wholesale Marketing and Terminalling
The logistics segment's wholesale marketing and terminalling business provides wholesale marketing and terminalling services to the refining segment and to independent third parties from whom it receives fees for marketing, transporting, storing and terminalling refined products and to whom it wholesale markets refined products. It generates revenue by (i) providing marketing services for the refined products output of the Tyler and Big Spring refineries, (ii) engaging in wholesale activity at owned terminals in Abilene and San Angelo, Texas, as well as at terminals owned by third parties in Texas, whereby it purchases light products for sale and exchange to third parties and (iii) providing terminalling services to independent third parties and the refining segment. Three terminals, located in El Dorado, Arkansas, Memphis, Tennessee and North Little Rock, Arkansas, throughput refined product produced at the El Dorado refinery. Three terminals, located in Tyler, Big Sandy and Mount Pleasant Texas, throughput refined product produced at the Tyler refinery.
Logistics Segment - Pipelines and Transportation
The logistics segment's pipelines and transportation business owns or leases capacity on approximately 400 miles of operable crude oil transportation pipelines, approximately 450 miles of refined product pipelines, an approximately 900-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 10.2 million barrels of active shell capacity. These assets are primarily divided into the following operating systems:
•the El Dorado Pipeline System, which transports crude oil to and refined products from the El Dorado refinery;
•the SALA Gathering System, which gathers and transports crude oil production in southern Arkansas and northern Louisiana, primarily for the El Dorado refinery;
•the Paline Pipeline System, which primarily transports crude oil from Longview, Texas to third-party facilities in Nederland, Texas ("the Paline Pipeline System");
•the East Texas Crude Logistics System, which currently transports a portion of the crude oil delivered to the Tyler refinery (the "East Texas Crude Logistics System");
•the Tyler-Big Sandy Product Pipeline, which is a pipeline between the Tyler refinery and the Big Sandy Terminal;
•the Tyler Tanks;
•the El Dorado Tanks;
•the Greenville-Mount Pleasant Pipeline and Greenville Storage Facility;
•the North Little Rock Tanks;
•the El Dorado Rail Offloading Racks;
•the Tyler Crude Tank;
•the Memphis Pipeline;
•the Big Spring Pipeline;
•Big Spring Truck Unloading Station;
•Big Spring Tanks; and
•Permian Gathering Assets, which is a crude oil gathering system located in Howard, Borden and Martin Counties, Texas (the "Permian Gathering Assets", previously referred to as the Big Spring Gathering Assets).
In addition to these operating systems, the logistics segment owns or leases approximately 264 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.

23 |

Business and Properties
Joint Ventures
The logistics segment owns a portion of three joint ventures (accounted for as equity method investments) that have logistics assets, which serve third parties and the refining segment. These assets include the following:

JV Name	Ownership Interest	Description
RIO Pipeline	33%
Joint venture operates a 109-mile crude oil pipeline with a capacity of 120,000 barrels per day ("bpd"), that originates in north Loving County, Texas near the Texas-New Mexico border and terminates in Midland, Texas ("RIO Pipeline")

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
Logistics Segment Operating Agreements With Delek
Delek Logistics has a number of long-term, fee-based commercial agreements with Delek and its subsidiaries that, among other things, establish fees for certain administrative and operational services provided by Delek and its subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial agreements for Delek Logistics to provide certain pipeline transportation, terminal throughput, finished product marketing and storage services to Delek. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek. The current terms for agreements effective in November 2012 extend through March 2024. In the case of the marketing agreement with Delek, the initial term has been extended through 2026. Each of these agreements requires Delek or a Delek subsidiary to pay for certain minimum volume commitments ("MVCs") or certain minimum storage capacities. Delek Logistics also entered into an agreement to manage the construction of the 250-mile gathering system in the Permian Basin connecting to our Big Spring, Texas terminal and to operate the gathering system as it is completed. The majority of the gathering system has been constructed, however, additional costs pertaining to a pipeline connection continue to be incurred and are still subject to the terms of the agreement. That agreement extends through December 2022.
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
Logistics Segment Competition
Our logistics segment faces competition for the transportation of crude oil from other pipeline owners whose pipelines (i) may have a location advantage over our pipelines, (ii) may be able to transport more desirable crude oil to third parties, (iii) may be able to transport crude oil or finished product at a lower tariff or (iv) may be able to store more crude oil or finished product. In addition, the wholesale marketing and terminalling business in general is also very competitive. Our owned refined product terminals, as well as the other third-party terminals we use to sell refined products, compete with other independent terminal operators as well as integrated oil companies on the basis of terminal location, price, versatility and services provided. The costs associated with transporting products from a loading terminal to end users limit the geographic size of the market that can be competitively served by any terminal.

24 |

Business and Properties
Logistics Segment Activity
The following table summarizes our activity in the wholesale marketing and terminalling portion of our logistics segment:

Wholesale Marketing and Terminalling
	Year Ended December 31,
	2021	2020	2019
Operating Information: Throughputs (average bpd)
West Texas marketing	10,026	11,264	11,075
Terminalling(1)	138,301	147,251	160,075
East Texas marketing	68,497	71,182	74,206
Big Spring marketing	78,370	76,345	82,695
(1)     Consists of terminalling throughputs at our Tyler, Big Sandy and Mount Pleasant, Texas terminals, El Dorado and North Little Rock, Arkansas terminals and Memphis and Nashville, Tennessee terminals.

The following table summarizes our most significant activity in the pipelines and transportation portion of our logistics segment:

Pipelines and Transportation
	Year Ended December 31,
	2021	2020	2019
Operating Information: Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	65,335	74,179	49,485
Refined products pipelines to Enterprise Pipelines Systems	48,757	53,702	37,716
SALA Gathering System	14,460	13,466	15,325
East Texas Crude Logistics System	22,647	15,960	19,927
Permian Gathering System (1)	80,285	82,817	—
Plains Connection System (1)	124,025	104,770	—
(1) Throughputs for the Permian Gathering System (previously referred to as the Big Spring Gathering System) and the Plains Connection System are for approximately 275 days we owned the assets in 2020 following the Permian Gathering Assets Acquisition (previously referred to as the Big Spring Gathering System) effective March 31, 2020.

25 |

Business and Properties

Retail Segment
Overview
Delek's retail segment includes the operations of owned and leased convenience store sites as described below:

Retail Segment Properties/Locations
Number of Stores (owned and leased) (1)	248
Number of Leased Locations (1)	112
Minimum Lease Payments Due 2022 (in millions) (1)	$6.6
Fuel Offerings	Various grades of gasoline and diesel under the DK or Alon brand names
Merchandise Offerings	Food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public
Convenience Store Branding (2)	Delek (under "DK") and Alon branding on certain locations which will continue to increase as we re-brand existing 7-Eleven locations
Locations	Primarily West Texas and New Mexico
(1) As of December 31, 2021.
(2)    In November 2018, we terminated a license agreement with 7-Eleven, Inc. to remove its branding on a store-by-store basis by December 31, 2023. See further discussion below.

We believe that we have established a strong market presence in the major retail markets in which we operate. Our retail strategy employs localized marketing tactics that account for the unique demographic characteristics of each region that we serve. We introduce customized product offerings and promotional strategies to address the unique tastes and preferences of our customers on a market-by-market basis. In some locations, we have implemented the option of a cashless check-out system. Furthermore, we are actively implementing strategic initiatives to optimize our performance across our retail stores and reduce our reliance on external brand recognition, while developing and optimizing the use of our own brands and evaluating retail opportunities in current and emerging geographic and strategic markets. As a result of these efforts, in November 2018, we terminated a license agreement with 7-Eleven, Inc. This agreement was amended in January 2021 to extend the date required for the removal of all 7-Eleven branding on a store-by-store basis to December 31, 2023. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the license agreement. As of December 31, 2021, we had removed the 7-Eleven brand name at 55 of our store locations. Additionally, we closed or sold 51 under-performing or non-strategic store locations since our initiative began in fourth quarter 2018.
Fuel Operations
For the year ended December 31, 2021 fuel revenues were 60.3% of total net sales for our retail segment. The following table highlights certain information regarding our fuel operations for the years ended December 31, 2021, 2020 and 2019:

Fuel Operations
	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Number of fuel stores (end of period)	243	248	247
Average number of fuel stores (during period)	243	248	259
Total fuel revenue (in thousands)	$480,949	$357,878	$524,866
Retail fuel revenues (thousands of gallons)	166,959	176,924	214,094
Average retail gallons per store (based on average number of stores) (thousands of gallons)	688	715	827
Retail fuel margin ($ per gallon)	$0.34	$0.35	$0.28

Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to recent published commodity pricing information.

26 |

Business and Properties
Merchandise Operations
For the year ended December 31, 2021, our merchandise revenues were 39.7% of total net sales for our retail segment. The following table highlights certain information regarding our merchandise operations for the years ended December 31, 2021, 2020 and 2019:

Merchandise Operations
	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Number of merchandise stores (end of period)	248	253	252
Average number of merchandise stores (during period)	248	253	266
Merchandise margin percentage	33.2%	31.0%	30.8%
Total merchandise revenues (in thousands)	$316,400	$323,801	$313,100
Average merchandise sales per store (in thousands)	$1,278	$1,282	$1,177

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

27 |

Business and Properties
Governmental Regulation and Environmental Matters
Environmental Sustainability
As part of our commitment to corporate sustainability, we published the Delek Sustainability Report describing the Company's sustainability strategies, which include the Company’s fuel conservation and emissions reduction initiatives and other efforts to reduce greenhouse gas emissions and address other environmental matters such as energy and water conservation, waste minimization, and recycling. Information contained in the Sustainability Report is not incorporated by reference into, and does not constitute a part of, this Form 10-K. While the Company believes that the disclosures contained in the Sustainability Report and other voluntary disclosures regarding ESG matters are responsive to various areas of investor interest, the Company believes that these disclosures do not currently address matters that are material in the near term to the Company’s operations, strategy, financial condition or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions and timelines used to create the Sustainability Report and other voluntary disclosures, the materiality of these disclosures is inherently difficult to assess in advance.
Delek remains steadfast in its desire to pursue, implement, and enhance initiatives to address the Company's impact on the environment. In 2021, the Company announced goals to reduce Scope 1 & 2 emissions by 34% through emission reductions and carbon offsets. This goal is aligned with both the IEA’s Sustainable Development Scenario ("SDS") and the Paris Accord’s goal of limiting warming to less than 2°C above pre-industrial levels. Using 2012 as our baseline, we plan to pursue the reductions via a combination of steps including, but not limited to: energy-efficient operational improvements, transitioning some refinery production away from transportation fuels and towards chemicals, renewable power purchases, when feasible, and offsets, when necessary and previously executed facility shutdowns that were later divested. Our pledge is the first step towards a long-term roadmap which we are seeking to align with the Science Based Targets Initiative ("SBTI"), to move Delek firmly in the direction of the carbon-neutral operating environment that we expect to exist by mid-century, as envisioned by the Paris Accords.
Rate Regulation of Petroleum Pipelines
The rates and terms and conditions of service on certain of our pipelines are subject to regulation by the Federal Energy Regulatory Commission ("FERC"), under the Interstate Commerce Act (the “ICA”) and by the state regulatory commissions in the states in which we transport crude oil, intermediate and refined products. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate authorities. We also comply with the reporting requirements for these pipelines. Some of our other pipeline systems have received a waiver from application of the FERC's tariff requirements, but comply with other applicable regulatory requirements
The FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA, and its implementing regulations, require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil, intermediate and refined products in interstate commerce, be just and reasonable and non-discriminatory, and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Our tariff rates are typically contractually subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index, the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
Environmental, Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by various agencies, including, but not limited to, the EPA, the U. S. Department of Transportation (the "DOT") and the Occupational Safety and Health Administration ("OSHA"), as well as numerous state, regional and local environmental, safety and pipeline agencies.
These laws and regulations govern the discharge, release and spillage of materials into the environment, waste management practices, pollution prevention measures and the composition of the fuels we produce, as well as the safe operation of our plants, pipelines and trucks and the safety of our workers, the public and the environment. Numerous permits or other authorizations are required under these laws and regulations for the operation of our refineries, renewable fuel facilities, terminals, pipelines, underground storage tanks, trucks, rail cars and related operations, and such permits and authorizations may be subject to revocation, modification and renewal.
Any failure to comply with these laws and permits may raise potential exposure to future claims and lawsuits involving environmental and safety matters, which could include soil, surface water and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of, transported, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements and permitting requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters with us and federal and state authorities, including receipt of and responses to notices of violations, citations and other enforcement actions, some of which have resulted, or may result in, changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations of existing laws and regulations. We anticipate that compliance with environmental, health and safety regulations will require us

28 |

Business and Properties
to make nominal capital investments in 2022 and 2023. These estimates do not include amounts related to capital investments that management has deemed to be strategic investments. These amounts could materially change as a result of governmental and regulatory actions.
We generate wastes that may be subject to the Resource Conservation and Recovery Act ("RCRA") and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of managing, transporting, recycling and disposing of hazardous and certain non-hazardous wastes. Our refineries are large quantity generators of hazardous waste and require hazardous waste permits issued by the EPA or state agencies. Our other facilities, such as terminals and renewable fuel plants, generate lesser quantities of hazardous wastes.
Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as Superfund, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substances into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of our ordinary operations, our various businesses generate waste, some of which falls within the broad statutory definition of a hazardous substance and some of which may have been disposed of at sites that may require future cleanup under Superfund. At this time, our El Dorado refinery has been named as a de minimis potentially responsible party at one Superfund site, for which we believe future costs will not be material.
As of December 31, 2021, we have recorded an environmental liability of approximately $112.2 million, primarily related to the estimated probable costs of remediating, or otherwise addressing, certain environmental issues of a non-capital nature at the Tyler, El Dorado, Big Spring and Krotz Springs refineries as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the refineries and terminals prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions.
Approximately $2.7 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in additional remediation liabilities.
Our operations are subject to certain requirements of the Federal Clean Air Act (“CAA”), as well as related state and local laws and regulations governing air emission. Certain CAA regulatory programs applicable to our refineries, terminals and other operations require capital expenditures for the installation of air pollution control devices, operational procedures to minimize emissions and monitoring and reporting of emissions. A consent decree was entered in the U. S. District Court for the Northern District of Texas in June 2019 resolving alleged historical violations of the CAA at our Big Spring refinery. In addition to a civil penalty of $0.5 million that we paid in June 2019, the Company will be required to expend capital for pollution control equipment that may be significant over the next 6 years. There are no more capital obligations required after 2028.
In 2015, EPA finalized reductions in the National Ambient Air Quality Standard ("NAAQS") for ozone, from 75 parts per billion ("ppb") to 70 ppb. If air quality near our facilities worsens in the future or the EPA further reduces the NAAQS levels, it is possible that one or more area(s) could be reclassified as non-attainment for the ozone standard. Operating in a non-attainment area may require Delek to install additional air pollution control equipment for ozone forming emissions in the future. Additionally, the standard could change the formulation of gasoline we make for use in some areas. We do not believe such capital expenditures, or the changes in our operation, will result in a material adverse effect on our business, financial condition or results of operations.
In December 2020, the EPA designated a portion of Howard County, Texas surrounding the Delek Big Spring Refinery and a neighboring carbon black plant as non-attainment for the sulfur dioxide (SO2) 1-hour primary NAAQS of 75 ppb. The Texas Commission on Environmental Quality ("TCEQ") must take steps to control SO2 emissions from industrial facilities in the non-attainment area to bring the area into compliance with the SO2 NAAQS by 2025. In 2022, the Texas Commission on Environmental Quality (“TCEQ”) will submit a State Implementation Plan ("SIP") to the EPA which demonstrates how they will meet the SO2 standard by 2025. Additionally, non-attainment areas are subject to Nonattainment New Source Review ("NNSR") which is a permitting program for industrial facilities to ensure that new and modified sources of SO2 emissions do not impede progress toward cleaner air. While Delek does not anticipate that SO2 NNSR will significantly impact the Big Spring Refinery, the SIP could require that the Big Spring Refinery accept reduced emission limitations and/or the installation of additional SO2 emission controls.
The Risk and Technology Review provisions of the Clean Air Act, and the rules and regulations promulgated thereunder, regulate refinery air emissions through the New Source Performance Standard ("NSPS") and Maximum Achievable Control Technology requirements. Among other things, these rules require that we monitor property line benzene concentrations and provide the results to the EPA quarterly. Even though the concentrations are not expected to exceed regulatory or health-based standards, the availability of such data may increase the likelihood of lawsuits against our refineries by the local public or organized public interest groups. Most of the capital cost needed to comply with these new rules has already been spent on, among things, additional controls at our refineries’ relief systems, flares, tanks, and other sources at our refineries. We do not anticipate that any additional capital costs or future operating costs will be material, and do not believe compliance will affect our production capacities or have a material adverse effect upon our business, financial condition or results of operations. Additionally,

29 |

Business and Properties
these rules require changes to the way we operate, shut-down, start-up and maintain some process units. These rules also require that we monitor property line benzene concentrations and provide the results to the EPA quarterly. Even though the concentrations are not expected to exceed regulatory or health-based standards, the availability of such data may increase the likelihood of lawsuits against our refineries by the local public or organized public interest groups. These rules require capital expenditures for additional controls at our refineries’ relief systems, flares, tanks, other sources at our refineries, and a coker located at the Tyler refinery. Most of the capital cost needed to comply with these new rules has already been spent. We do not anticipate that any additional capital costs or future operating costs will be material, and do not believe compliance will affect our production capacities or have a material adverse effect upon our business, financial condition or results of operations.
The EPA’s Renewable Fuel Standard - 2 ("RFS-2") requires that all refiners remit environmental credits, called Renewable Identification Numbers ("RINs"), which may be generated by blending renewable fuels into the fuel products they produce, or else purchasing RINs on the market, and that such RINs shall be used to satisfy the related renewable volume obligation ("RVO"). Each of our refineries is an obligated party under RFS-2. To the extent that any of our refineries is unable to blend renewable fuels to generate sufficient RINs, it must purchase RINs to satisfy its annual requirement. Based on our current operating structure, we are unable to blend sufficient quantities of ethanol and biodiesel to meet our RINs Obligation and have to purchase RINs. Recent regulatory activity relating to RFS and RINs were as follows:
•During the first quarter 2019, the Tyler and Big Spring refineries received Small Refinery Exemptions ("SREs") from the EPA exempting them from the requirements of the renewable fuel standard ("RIN Waivers") for the 2017 calendar year, which had an immaterial impact on our results of operations. During the third quarter of 2019, the Tyler, El Dorado and Krotz Springs refineries received approval from the EPA for RIN Waivers for the 2018 calendar year under SREs.
•In January 2020, the U.S. Court of Appeals for the 10th Circuit vacated SREs granted in past years for certain refiners, which created tremendous uncertainty regarding the likelihood of pending or future SREs being granted. Appeals were filed, while the EPA evaluated whether revisions to RVOs were warranted. Because of the ongoing uncertainty, the EPA issued, by Final Rule, extensions on the compliance deadline under RFS-2 as well as the deadline for submission of the obligated party attestation reports, which were effective as of December 31, 2020, as follows: the 2019 compliance deadline for small refineries was extended to November 30, 2021, and the submission deadline for the related report was extended to June 1, 2022, for small refineries; the 2020 compliance deadline was extended to January 31, 2022, and the submission deadline for the related report was extended to June 1, 2022, for small refineries; and the 2021 compliance deadline remained at March 31, 2022.
•On January 24, 2021, the U.S. Supreme Court agreed to hear the appeal of the 10th Circuit decision, and on June 25, 2021, the U.S. Supreme Court reversed the 10th Circuit Court of Appeals decision on SREs, ruling that the EPA can extend SREs to small refineries whose earlier temporary exemptions had lapsed. The 10th Circuit Court of Appeals ruling stalled the EPA's consideration of 2019 SRE applications already submitted (inclusive of 2019 SRE applications for each of our four refineries) and led to the postponement of accepting 2020 SRE applications. In December 2021, the EPA proposed a rule to revise 2020 Renewable Volume Requirements and to suggest rates for 2021 and 2022, and proposed denial of pending SRE petitions, noting that the proposed volumetric rate changes may be sufficient to render the granting of small refinery exemptions unnecessary based on the arguably inaccurate presumption that small refineries are not unduly burdened by the cost of RINs. As of the date of this Annual Report on Form 10-K, uncertainty remains regarding the likelihood of SREs being granted as well as the potential for EPA relief from certain compliance requirements, and the December 2021 Proposed Rule is still under review and has not yet been finalized. Because of the delays and uncertainties, the EPA Issued, by Final Rule in February 2022, compliance and attestation reporting deadline extensions based on a formula that begins with the first reporting deadline that is at least 60 days after the 2019 RVO compliance requirements are made effective via Final Rule, with the 2020, 2021 and 2022 deadlines to occur at each successive quarterly reporting deadline. So if the RVO rule is finalized in June 2022, the 2019 compliance year reporting and attestation deadline would be September 1, 2022, followed by the following deadlines for subsequent RVO years: 2020 - December 1, 2022; 2021 - March 31, 2023; 2022 - June 1, 2023.
◦Immediately following the favorable U.S. Supreme Court ruling in June 2021, we undertook efforts to prepare 2020 SRE applications for our refineries and we submitted them in August 2021. We believe that RIN costs do significantly impact the crack spread capture at our refineries and therefore the original intent of SREs is still applicable and, likewise, that SREs should be granted. Furthermore, Delek has a history of being granted the waivers. Because EPA failed to decide Delek’s pending 2019 SRE petitions within the statutorily prescribed 90-day period, Delek filed suit against the Agency in federal district court in the District of Columbia. That case remains pending before the court.
The EPA’s Tier 3 gasoline sulfur standards require that all gasoline (and any ethanol-gasoline blend) meet an annual production average sulfur level of 10 parts per million ("ppm") or less while maintaining the existing Tier 2 per-gallon sulfur caps of 80 ppm at the refinery gate and 95 ppm downstream. Small volume refineries that increase their annual average crude oil processing above the 75,000 bpd level must comply with the Tier 3 requirements within 30 months from the time that processing level was exceeded. At all relevant times, we have not exceeded the 75,000 bpd crude oil processing level at any of our refineries. Compliance is not expected to have a material adverse effect on our business, financial condition or results of operations.
Our operations are also subject to the Federal Clean Water Act (“CWA”), the Oil Pollution Act of 1990 (“OPA-90”) and comparable state and local requirements. The CWA, and similar laws, prohibit any discharge into surface waters, ground waters, injection wells and publicly-owned treatment works, except as allowed by pre-treatment permits and National Pollutant Discharge Elimination System (“NPDES”) permits issued by federal, state and local governmental agencies. The OPA-90 prohibits the discharge of oil into "Waters of the U.S." and requires that affected facilities have plans in place to respond to spills and other discharges. The CWA also regulates filling or discharges to wetlands and other "Waters of the U.S." To date, these rules have not materially impacted our business, however, if the scope of the CWA’s jurisdiction is expanded through new regulatory amendments or legal challenges, we could face increased operating costs or other impediments that could alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations.

30 |

Business and Properties
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
The U. S. Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (“Pipeline Safety Act”) increased the maximum civil penalties for certain violations from $100,000 to $200,000 per violation per day and from a total cap of $1 million to $2 million. A number of the provisions of the Pipeline Safety Act have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs. Additionally, PHMSA regulation that impose additional responsibilities concerning the operation, maintenance, and inspection of hazardous liquid pipelines; the reporting of pipeline incidents; reference standards for in-line pipeline inspection and the direct assessment of stress corrosion cracking; and other requirements. Additional potential new regulations of pipelines have been proposed by PHMSA and we are monitoring these developments to the extent applicable to our operations. The DOT has issued guidelines with respect to securing regulated facilities such as our bulk terminals against terrorist attack. We have instituted security measures and procedures in accordance with such guidelines to enhance the protection of certain of our facilities. We cannot provide any assurance that these security measures would fully protect our facilities from an attack.
The Federal Motor Carrier Safety Administration ("FMCSA") of the DOT regulates safety standards and monitors drivers and equipment of commercial motor carrier fleets. Such standards include vehicle and maintenance inspection requirements, limitations on the number of hours drivers may operate vehicles and financial responsibility requirements. We believe that the operations of our fleet of crude oil and finished products truck transports are substantially in compliance with these regulations and safety requirements.
We have experienced several releases from pipelines owned by our logistics segment, including, but not limited to, a release at one of our pipelines near Sulphur Springs, Texas. On October 3, 2019, a release of diesel fuel involving one of our pipelines occurred near Sulphur Springs, Texas (the "Sulphur Springs Release"). Cleanup operations and site maintenance and remediation on this release have been substantially completed and such costs totaled $7.1 million during 2019 and $0.5 million during 2020. In the fourth quarter of 2020 we submitted an actual property assessment report that assessed site conditions and recommended closure of the site. Closure of the site was approved in the first quarter of 2021. The ground water monitoring wells were abandoned and removed in the second quarter of 2021 in accordance with applicable requirements. We have not received notification that any administrative or legal action seeking fines and penalties will be pursued by the regulatory agencies.
Human Capital Management
As of December 31, 2021, we had 3,312 employees, 14.9% of which (approximately 493 employees) were subject to a collective bargaining agreement. We recognize that the key to a successful future for Delek depends on the success of our employees, which we have estimated to be comprised of approximately 65% who identify as male and 35% who identify as female, and where we estimate that approximately 25% identify as Hispanic or Latino. In addition, we estimate that approximately 40% of management roles were held by those who identify as women in 2021. We are committed to providing a safe and healthy working environment for our employees, and have adopted a number of policies and programs to support and advance our human capital resources as discussed below.
Diversity and Inclusion
Delek is committed to fostering, cultivating and preserving a culture of diversity, equity and inclusion, as described in our Diversity, Equity and Inclusion Policy, Code of Business Conduct and Ethics, Employee Handbook, and Human Rights Policy. In 2021, approximately 600 leaders in our organization completed unconscious bias training provided by Delek to help foster a more inclusive and diverse environment for all of our employees. We recognize that a diverse, extensive talent pool provides the best opportunity to acquire unique perspectives, experiences, ideas and solutions to drive our business forward. We have implemented a number of initiatives directed specifically to fostering relationships and providing support among our diverse talent, including employee resource groups for Delek Millennials, Delek Veterans, Delek Female Leadership, and, launched in the third quarter of 2021, Delek LGBTQ.
We provide an Executive Leadership Mentor Program that gives access to executive-level mentorship for ethnically and culturally diverse employees. This program provides diverse Delek employees with a mentor from executive leadership, fostering their opportunities for growth at

31 |

Delek. It also improves our business by expanding options for executive succession planning. Additionally, our Talent Acquisition Strategy identifies colleges and universities with a high percentage of minority students focusing on education programs that match our required hiring qualifications to build influential relationships and recruit more diverse talent. Lastly, our commitment includes transparency. We publicly disclose our EEO-1 Component 1 report, which is a mandatory annual report required by the Equal Employment Opportunity Commission and which captures demographic workforce data, including data by race/ethnicity, sex and job categories.
Turnover and Talent Management
Delek recognizes the importance of attracting and retaining the best employees to make the most of its assets. While there is great talent in the current pool of industry workers, Delek sees the value in tapping into the potential of recent graduates within the region as well. In recent years, Delek has gone to great lengths to establish relationships with local colleges and universities, increasing interest in our organization and industry among upcoming graduates, and Delek will continue to foster these relationships through our Talent Acquisition Strategy.
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
Delek also recognizes the importance of our employees’ financial health and provides competitive base salaries. We also offer a long-term equity plan, life insurance and accidental death and dismemberment ("AD&D") insurance, disability insurance, a tuition reimbursement program, dependent scholarship program, financial planning resources, professional and leadership development and employee service awards.
Delek believes in a healthy balance between work and life and offers a variety of programs and resources to ensure every team member can be at their best. We provide a variety of programs to promote this balance such as paid time off and holidays, parental leave, dependent care flexible spending accounts, the employee assistance program and the Delek Employee Care Fund. We also believe in investing in our employees’ social and community health. To foster a better community for our employees, we provide programs such as at-work socials, after-hours company sponsored recreation events, the Delek Day of Caring, which provides community volunteer opportunities and the Delek Fund for Hope, which supports 501(c)(3) non-profits in the communities where our employees live and work.
Health and Safety Initiatives
Delek is committed to creating a safe work environment through programs in personal safety, process safety, health and wellness programs, and facility and employee security. In 2018, we launched the “I Own It” program to emphasize the importance of individual responsibility and accountability for a safe workplace. Under this program, every employee at every level is encouraged to sign on to four tiers of commitment: 1. Act Safe, Be Safe (commitment to self), 2. See Something, Say Something (commitment to others), 3. Enable and Support Safety (commitment to direct reports) and 4. Support the Safety Culture (commitment to the company). Participation in these safety initiatives is incentivized by Delek incorporating Health and Safety metrics as part of our bonus structure. We continuously strive to improve our safety performance with the goal of preventing all environmental spills and releases, fires, explosions, injuries and illnesses and other accidents. We use sound maintenance and work practices, safe design, employee training and incident investigations to minimize risks to our employees and our communities. We train our employees how to respond effectively to safety issues at our facilities and our retail outlets. Delek adheres to OSHA’s process safety management standards, the EPA’s Risk Management Program, as well as other government and industry safety standards such as those published by the American Petroleum Institute.
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

32 |

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
Information Technology
In 2021, we continued our efforts to improve several areas of information technology ("IT"), including infrastructure, security and enterprise software systems. Much of the effort was driven by the continued reliance on a remote work operating model due to the COVID-19 Pandemic, resulting in a shift of worker locations and usage patterns. We also worked to improve our business continuity to reduce both recovery time objectives and recovery point objectives. In addition, significant steps were made to consolidate and move toward a consistent, scalable security architecture. We have continued to enhance our cybersecurity posture within both of our IT & Operational Technology and Industrial Control System Network environments. These efforts, coupled with actions to reduce the number and complexity of the systems, are expected to enable growth, maximize our IT investment and improve our overall security posture in these “new normal” times. Also in 2021, we continued development of an Enterprise Information Management and Master Data Governance vision, intended to increase the efficiency, security and effectiveness of our data use as a company. Additionally, we continued to leverage our retail experience to improve data assurance and compliance with payment card industry requirements, while adding new functionality to support enhanced store performance reporting and use of advanced retail technologies. Finally, we continued to consistently evaluate and improve the confidentiality, integrity and availability of our information and technology assets.
Corporate Headquarters
We lease our corporate headquarters at 7102 Commerce Way, Brentwood, Tennessee. The lease is for 54,000 square feet of office space. The lease term expires in May 2023.
Liens and Encumbrances
The majority of the assets described in this Form 10-K are pledged and encumbered under certain of our debt facilities. See Note 10 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

33 |

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
Risks Relating to Our Industries
The COVID-19 Pandemic, any related subsequent waves of the COVID-19 Pandemic or an additional regional or global disease outbreak, and certain developments in the global oil markets have had, may continue to have, or may have an adverse impact on our business, our future results of operations and our overall financial performance.
The COVID-19 Pandemic and spread of new variants of the virus could materially adversely affect our business and operations for the foreseeable future. The COVID-19 Pandemic has significantly destabilized and will likely continue to impact worldwide economic and commercial activity, financial markets and the demand for and prices of oil and gas products for the foreseeable future. In particular, there remains considerable tension in the Organization of Petroleum Exporting Countries ("OPEC")-Russia relationship, uncertainty in the global oil markets, substantial global supply chain issues, and significant disruptions in the labor market. The impact of the COVID-19 Pandemic may precipitate a prolonged economic slowdown and recession.
Global economic growth drives demand for energy from all sources, including fossil fuels. Should the U.S. and global economies experience weakness, demand for energy may decline. Should growth in global energy production outstrip demand, excess supplies may arise. Declines in demand and excess supplies may result in accompanying declines in commodity prices and deterioration of our financial position along with our ability to operate profitably and our ability to obtain financing to support operations. Conversely, should demand for energy outstrip global supply, commodity prices are likely to rise. With respect to our business, we have experienced periodic declines in demand thought to be associated with slowing economic growth in certain markets, including the effects of the COVID-19 Pandemic, coupled with new oil and gas supplies coming on line and other circumstances beyond our control that resulted in oil and gas supply exceeding global demand which, in turn, resulted in steep declines in prices of oil and natural gas. At times, we have also experienced declines in the supply of inputs thought to be associated with supply chain issues and disruptions in the labor market arising from the effects of the COVID-19 Pandemic. There can be no assurance as to how long the current uncertainty will persist or that a recurrence of price weakness will not arise in the future.
The COVID-19 Pandemic has resulted in modifications to our business practices, including limiting employee and contractor presence at certain work locations, limiting travel and reducing capital expenditures. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, contractors, customers, suppliers and communities. However, there is no assurance that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to successfully execute our business operations could be adversely impacted. In addition, while we have recorded no goodwill impairment to date, the continued effects of the COVID-19 Pandemic could result in additional impairments of long-lived or indefinite-lived assets, including goodwill, at some point in the future. Such impairment charges could be material.
The full impact of the ongoing COVID-19 Pandemic is unknown and continues to rapidly evolve. It is difficult to predict how significant the impact of the COVID-19 Pandemic, any related subsequent waves of the COVID-19 Pandemic, an additional regional or global disease outbreak, and any responses to such events, will be on the U. S. and global economies and our business or for how long disruptions are likely to continue. The extent of such impact will depend on future developments and factors outside of our control, including new information which may emerge concerning the severity or duration of the COVID-19 Pandemic, the evolving governmental and private sector actions to contain the pandemic or treat its health, economic, and other impacts, and the timing and effectiveness of the ongoing rollout of currently available vaccines.
The ultimate extent of the impact of the volatile conditions in the oil and gas industry on our business, financial condition, results of operation and liquidity will also depend largely on future developments, including the extent and duration of any price reductions, any additional decisions by OPEC and disputes between the members of other leading oil producing countries (together with OPEC, “OPEC+”).
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

34 |

Risk Factors
Many of the factors influencing changes in crack spreads and refining margins are beyond our control. These factors include:
•changes in global and local economic conditions, e.g., as a result of the outbreak of the COVID-19 Pandemic;
•domestic and foreign supply and demand for crude oil and refined products, including changes in the availability and cost of inputs from price inflation and supply chain disruptions;
•the level of foreign and domestic production of crude oil and refined petroleum products;
•changes in the rate of inflation (including the cost of raw materials, labor, commodities, and supplies) and interest rates;
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
•the level of crude oil, other feedstocks and refined petroleum products imported into and exported out of the U. S.;
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
•accidents, interruptions in transportation, inclement weather, earthquakes, or other events, including cyber-attacks, that can cause unscheduled shutdowns or otherwise adversely affect our refineries or the supply and delivery of crude oil from third parties; and
•U. S. government regulations.
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
Also, the price for a significant portion of the crude oil processed at our refineries is based upon the WTI benchmark for such oil rather than the Brent Crude ("Brent") benchmark. While the prices for WTI and Brent historically correlate to one another, elevated supply of WTI-priced crude oil in the Mid-Continent region has caused WTI prices to fall significantly below Brent prices at different points in time in recent years. Our ability to purchase and process favorably priced crude oil has allowed us to achieve higher net income and cash flow in certain years; however, we cannot assure that these favorable conditions will continue.
The narrowing, and in some cases inversion, in the price differential between WTI and Brent benchmarks in 2021 and 2020 has negatively impacted our results of operations. Continued narrowing or inversion in the price differential between the WTI and Brent benchmarks for any reason, including, without limitation, increased crude oil distribution capacity from the Permian Basin, crude oil exports from the U. S. or actual or perceived reductions in Mid-Continent crude oil inventories, could further negatively impact our earnings and cash flows, which could have a material adverse effect on our business, financial condition and results of operations. In addition, because the premium or discount we pay for a portion of the crude oil processed at our refineries is established based upon this differential during the month prior to the month in which the crude oil is processed, rapid decreases in the differential may negatively affect our results of operations and cash flows.
Additionally, governmental and regulatory actions, including continued resolutions by OPEC to restrict crude oil production levels and executive actions by the U.S. presidential administration to advance certain energy infrastructure projects may continue to impact crude oil prices and crude oil differentials. Any increase in crude oil prices or unfavorable movements in crude oil differentials due to such actions or changing regulatory environment may negatively impact our ability to acquire crude oil at economical prices and could have a material adverse effect on our business, financial condition and results of operations.

35 |

Risk Factors
We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future laws, regulations and other requirements could significantly increase our costs of doing business, thereby adversely affecting our profitability.
Our industry is subject to extensive laws, regulations, permits and other requirements including, but not limited to, those relating to the environment, fuel composition, safety, transportation, pipeline tariffs, employment, labor, immigration, minimum wages, overtime pay, health care benefits, working conditions, public accessibility, retail fuel pricing, the sale of alcohol and tobacco and other requirements. These permits, laws and regulations are enforced by federal agencies including the EPA, DOT, PHMSA, FMCSA, Federal Railroad Administration ("FRA"), OSHA, National Labor Relations Board ("NLRB"), Equal Employment Opportunity Commission ("EEOC"), Federal Trade Commission ("FTC") and the FERC, and numerous other state and federal agencies. We anticipate that compliance with environmental, health and safety regulations could require us to spend significant amounts in capital costs during the next five years. These estimates do not include amounts related to capital investments that management has deemed to be strategic investments. These amounts could materially change as a result of governmental and regulatory actions.
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
Ongoing compliance with, or violation of, laws, regulations and other requirements could also have a material adverse effect on our business, financial condition and results of operations. We face potential exposure to future claims and lawsuits involving environmental matters, including, but not limited to, surface water, ground water, and wetlands contamination, air pollution, personal injury and property damage allegedly caused by substances we manufactured, handled, used, released or disposed. We are, and have been, the subject of various state, federal and private proceedings relating to environmental regulations, conditions and inquiries.
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
We generate wastes that may be subject to RCRA and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of managing, transporting, recycling and disposing of hazardous and certain non-hazardous wastes. Our refineries are large quantity generators of hazardous waste and require hazardous waste permits issued by the EPA or state agencies. Additionally, certain of our other facilities, such as terminals and biodiesel plants, generate lesser quantities of hazardous wastes.
Under RCRA, CERCLA and other federal, state and local environmental laws, as the owner or operator of refineries, biodiesel plants, bulk terminals, pipelines, tank farms, rail cars, trucks and retail locations, we may be liable for the costs of removal or remediation of contamination at our existing or former locations, whether we knew of, or were responsible for, the presence of such contamination. We have incurred such liability in the past, and several of our current and former locations are the subject of ongoing remediation projects. The failure to timely report and properly remediate contamination may subject us to liability to third parties and may adversely affect our ability to sell or rent our property or to borrow money using our property as collateral. Additionally, persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of these substances at sites where they are located, regardless of whether the site is owned or operated by that person. We typically arrange for the treatment or disposal of hazardous substances generated by our refining and other operations. Therefore, we may be liable for removal or remediation costs associated with releases of these substances at third party locations, as well as other related costs, including fines, penalties and damages resulting from injuries to persons, property and natural resources. Our El Dorado refinery is a de minimis potentially responsible party at a Superfund site, for which we expect our costs to be non-material. In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire or at third party sites where hazardous substances from these locations have been treated or disposed.
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
A consent decree was entered in the U. S. District Court for the Northern District of Texas in June 2019 resolving alleged historical violations of the CAA at our Big Spring refinery. In addition to a civil penalty of $0.5 million that we paid in June 2019, we will be required to expend capital for pollution control equipment that may be significant over the next 6 years. According to the EPA, approximately 95% of the nation's refining capacity has entered into "global" settlements under the EPA National Refinery Initiative.
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

36 |

Risk Factors
for the new ozone standard which could require us to install additional air pollution control equipment for ozone forming emissions in the future. We do not believe such capital expenditures, or the changes in our operation, will result in a material adverse effect on our business, financial condition or results of operations.
In late 2015, the EPA finalized additional rules regulating refinery air emissions from a variety of sources (such as cokers, flares, tanks and other process units) through additional NSPS and National Emission Standards for Hazardous Air Pollutants and changing the way emissions from startup, shutdown and malfunction operations are regulated (the "Refinery Risk and Technology Review Rules" or “RTR”). The RTR rule also requires that we monitor property line benzene concentrations at our refineries, and report those concentrations quarterly to the EPA, which will make the results available to the public. Even though the concentrations are not expected to exceed regulatory or health based standards, we have experienced some time periods above the action level, and have taken the corrective actions required by the RTR for those time periods. The availability of such data may increase the likelihood of lawsuits against our refineries by the local public or organized public interest groups.
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
Our operations are also subject to the CWA, the OPA-90 and comparable state and local requirements. The CWA, and similar laws, prohibit any discharge into surface waters, ground waters, injection wells and publicly-owned treatment works, except as allowed by pre-treatment permits and NPDES permits issued by federal, state and local governmental agencies. The OPA-90 prohibits the discharge of oil into "Waters of the U.S." and requires that affected facilities have plans in place to respond to spills and other discharges. The CWA also regulates filling or discharges to wetlands and other "Waters of the U.S." In 2015, the EPA, in conjunction with the Army Corps of Engineers, issued a final rule expanding the definition of “Waters of the U.S.” The rule, which was subject to litigation and judicial stays, was repealed in December 2019. On April 21, 2020 the EPA and U.S. Army Corps of Engineers published the Navigable Waters Protection Rule to finalize a revised definition of “Waters of the U.S.,” and the rule became effective on June 22, 2020 resulting in a more streamlined definition which narrows regulatory reach. However, in 2021 the Navigable Waters Protection Rule was vacated. While the EPA and the Army Corps of Engineers engage in further rulemaking, the agencies are interpreting "waters of the United States" consistent with the pre-2015 regulatory regime. To the extent a final rule expands the scope of the CWA’s jurisdiction, we could face increased operating costs or other impediments that could alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations.
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

37 |

Risk Factors
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
Environmental regulations are becoming more stringent, and new environmental and safety laws and regulations are continuously being enacted or proposed. Compliance with any future legislation or regulation of our produced fuels, including renewable fuel or carbon content, GHG emissions, sulfur, benzene or other toxic content, vapor pressure, octane; or other fuel characteristics, may result in increased capital and operating costs and may have a material adverse effect on our business, financial conditions or results of operations. While it is impractical to predict the impact that potential regulatory and activist activity may have, such future activity may result in increased costs to operate and maintain our facilities, as well as increased capital outlays to improve our facilities. Such future activity could also adversely affect our ability to expand production, result in damaging publicity about us, or reduce demand for our products. Our need to incur costs associated with complying with any resulting new legal or regulatory requirements that are substantial and not adequately provided for, could have a material adverse effect on our business, financial condition and results of operations.
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
In the past, we have received small refinery exemptions under the RFS-2 program for certain of our refineries. However, there is no assurance that such an exemption will be obtained for any of our refineries in future years. For example, the EPA has recently indicated it plans to more closely align the agency’s criteria for granting small refinery exemptions with the recommendation of the Department of Energy, which could result in fewer such exemptions being granted. The failure to obtain such exemptions for certain of our refineries could result in the need to purchase more RINs than we currently have estimated and accrued for in our consolidated financial statements. The EPA recently promulgated new Renewable Fuel Standards regulations that could require the agency to increase the volume of renewable fuel or RINs that refiners are required to purchase if the agency anticipates it will grant small refinery exemptions. This could also increase the number of RINs we need to purchase. Additionally, recent decisions by the U.S. Court of Appeals for the 10th Circuit have vacated small refinery exemptions granted in past years for other refiners. On January 24, 2021, the U.S. Supreme Court agreed to hear the appeal, and in late June 2021, the U.S. Supreme Court overturned the 10th Circuit's ruling regarding RINs. It is uncertain how the ruling will impact small refinery exemptions granted to other refineries or future small refinery exemptions.
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

38 |

Risk Factors
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
In 2012, the EPA and the National Highway Traffic Safety Administration ("NHTSA") finalized rules raising the required Corporate Average Fuel Economy and GHG standards for passenger vehicles beginning with 2017 model year vehicles and increasing to the equivalent of 54.5 mpg by 2025. These standards were reaffirmed by the EPA in January 2017, but that action was subsequently withdrawn on April 13, 2018. Additional increases in fuel efficiency standards for medium and heavy-duty vehicles were finalized in 2016. On August 10, 2021, the NHTSA proposed to amend the Corporate Average Fuel Economy standards previously published in 2020 (for model years 2024-2026) to increase the stringency at a rate of 8% per year, rather than the 1.5% set previously. Such increases in fuel economy standards and potential electrification of the vehicle fleet, along with mandated increases in use of renewable fuels discussed above, could result in decreasing demand for petroleum fuels, which, in turn, could materially affect profitability at our refineries.
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
We compete with a broad range of companies in our refining and petroleum product marketing operations. Many of these competitors are integrated, multinational oil companies that are substantially larger than us. Because of their diversity, integration of operations, larger capitalization, larger and more complex refineries and greater resources, these companies may be better able to withstand volatile market conditions relating to crude oil and refined product pricing, compete on the basis of price, obtain crude oil in times of shortage, and weather disruptions arising from the COVID-19 Pandemic.
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

39 |

Risk Factors
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
Acts of terror or sabotage, threats of war, armed conflict, or war may have an adverse impact on our business, our future results of operations and our overall financial performance.
Acts of sabotage or terrorist attacks (including cyber-attacks), threats of war, armed conflict, or war, as well as events occurring in response to or in connection with them, including political instability in significant oil producing regions such as the Middle East, Africa, the former Soviet Union and South America, may harm our business or have an adverse impact on our future results of operations and financial condition. This risk, and others dependent on geopolitical factors, may be heightened as a result of Russian action against Ukraine and events occurring in response thereto.
Energy-related assets (which could include refineries, pipelines and terminals) may be at greater risk of future terrorist attacks than other possible targets in the U. S. A direct attack on our assets, or the assets of others used by us, could have a material adverse effect on our business, financial condition and results of operations. Uncertainty surrounding new or continued global hostilities or other sustained military campaigns, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror, armed conflict or war may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products. In addition, any terrorist attack, armed conflict, war or political instability in significant oil producing regions such as the Middle East, Africa, the former Soviet Union and South America could have an adverse impact on energy prices, including prices for crude oil, other feedstocks and refined petroleum products, and an adverse impact on the margins from our refining and petroleum product marketing operations. The long-term impacts of terrorist attacks and the threat of future terrorist attacks on the energy transportation industry in general, and on us in particular, are unknown. Increased security measures taken by us as a precaution against possible terrorist attacks or vandalism could result in increased costs to our business. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. Any one of, or a combination of, these occurrences could have a material adverse effect on our business, financial condition and results of operations.
Further, changes in the insurance markets attributable to terrorist attacks or acts of sabotage could make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism, sabotage or war could also affect our ability to raise capital, including our ability to repay or refinance debt.

40 |

Risk Factors
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
In December 2009, the EPA published its findings that emissions of GHGs present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the Earth’s atmosphere and other climatic conditions. Based on these findings, the EPA adopted two sets of regulations that restrict emissions of GHGs under existing provisions of the federal CAA, including one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates GHG emissions from certain large stationary sources under the PSD and Title V permitting programs. Congress has also from time to time considered legislation to reduce emissions of GHGs. Efforts have been made, and continue to be made, in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In April 2016, the U.S. became a signatory to the 2015 United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. After beginning the process to withdraw from participation in the Paris Agreement in 2017, in 2021 the U.S. rejoined the Paris Agreement. In addition, a number of state and local governments in the U.S. have expressed intentions to take, or have taken, action to reduce GHG emissions.
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
In recent years, increasing attention has been given to corporate activities related to ESG matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change, promoting the use of substitutes to fossil fuel products, and encouraging the divestment of companies in the fossil fuel industry. These activities could reduce demand for our products, reduce our profits, increase the potential for investigations and litigation, impair our brand and have negative impacts on our stock price and access to capital markets.
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

41 |

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
Our logistics segment consists of Delek Logistics, a publicly-traded master limited partnership, and our consolidated financial statements include its consolidated financial results. As of December 31, 2021, we owned a 79.8% limited partner interest in Delek Logistics, consisting of 34,696,800 common limited partner units and the non-economic general partner interest. Delek Logistics operates a system of crude oil and refined product pipelines, distribution terminals and tankage in Arkansas, Louisiana, Oklahoma, Tennessee and Texas. Delek Logistics generates revenues by charging tariffs for transporting crude oil and refined products through its pipelines, by leasing pipeline capacity to third parties, by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals.
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

42 |

Risk Factors
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

43 |

Risk Factors
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
Additionally,our joint venture partners may not always share our goals and objectives. Differences in views among the partners may result in delayed decisions or failures to agree on major matters, such as large expenditures or contractual commitments, the construction of assets or the borrowing of money, among others. Delay or failure to agree may prevent action with respect to such matters, even though such action may not serve our best interest or that of the joint venture. Accordingly, delayed decisions and disagreements could adversely affect the business and operations of the joint ventures and, in turn, our business and operations. From time to time, our joint ventures may be involved in disputes or legal proceedings which may negatively affect our investments. Accordingly, any such occurrences could adversely affect our financial condition, results of operations or cash flows.
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
Economic slowdowns may have serious negative consequences for our business and operating results, because our performance is subject to domestic economic conditions and their impact on levels of consumer spending. Some of the factors affecting consumer spending include general economic conditions, unemployment, consumer debt, inflation, reductions in net worth based on declines in equity markets and residential real estate values, adverse developments in mortgage markets, taxation, energy prices, interest rates, consumer confidence and other macroeconomic factors. Political instability and global health crises, such as the COVID-19 Pandemic, can also impact the global economy and decrease worldwide demand for oil and refined products. During a period of economic weakness or uncertainty, current or potential customers may travel less, reduce or defer purchases, go out of business or have insufficient funds to buy or pay for our products and services. Moreover, a financial market crisis may have a material adverse impact on financial institutions and limit access to capital and credit. This could, among other things, make it more difficult for us to obtain (or increase our cost of obtaining) capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.
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

44 |

Risk Factors
robust, which supports overall economic health of the region. If crude oil prices fall below certain dollar per barrel thresholds, economic activity in the region may slow down, which could have a material adverse impact on the profitability of our business in West Texas.
We may be adversely affected by the effects of inflation.
Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has the potential to result in higher interest rates and capital costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, increases in the costs of feedstocks, labor, materials, and other inputs. Although we may take measures to mitigate the impact of this inflation through pricing actions and efficiency gains, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take could result in a decrease in market share.
Disruption of our supply chain could adversely impact our ability to refine, manufacture, transport and sell our products.
We and our suppliers use multiple forms of transportation to bring our products to market. Disruption to the timely supply of raw materials, parts, other inputs and finished goods or increases in the cost of transportation services, including due to general inflationary pressures, cost of fuel and labor, labor disputes or shortages, governmental regulation or governmental restrictions limiting specific forms of transportation, could have an adverse effect on our ability to refine, manufacture, transport and sell our products, which would adversely affect our liquidity, business, financial condition and results of operations.
Our business could be adversely impacted as a result of our failure to retain or attract key talent.
Our failure to retain or attract key talent with specific capabilities could interfere with our ability to execute on strategic transformation implementations, and could diminish our ability to execute and integrate strategic transactions. As a result, our ability to remain competitive in our industry sector and/or to operate effectively could be adversely impacted.
Evolving employee preferences and values, inflationary pressures, shortages in the labor market, increased employee turnover, and changes in the availability of workers could make it more difficult to retain or attract key talent and could increase labor costs, which could have a material adverse effect on our liquidity, business, financial condition and results of operations.
Additionally, our labor costs include the cost of providing employee benefits. Inflation, and other factors, could increase the costs of providing such benefits. Failure, or any perceived failure to provide such benefits, could impact our competitive position, which could in turn negatively affect our liquidity, business, financial condition and results of operations.
The termination or expiration of, or periodic price adjustment settlements in, the J. Aron Supply and Offtake Agreements could have a material adverse effect on our liquidity.
Pursuant to three supply and offtake agreements with J. Aron, J. Aron purchases a substantial portion of the crude oil and refined products for three of our refineries' inventory at market prices. In April 2020, we amended and restated the agreements to renew and extend the terms of such agreements to December 30, 2022, with J. Aron having the sole discretion to further extend to May 30, 2025 by providing at least six months prior notice to the current maturity date. Upon any termination of the agreements, including at expiration or in connection with a force majeure or default, the parties are required to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product and pipeline, terminalling, storage and shipping arrangements. As part of the amendments, there were changes to the underlying market index, annual fee, the crude purchase fee, crude roll fees and timing of cash settlements related to periodic price adjustments ("PPA") on the differentials. The PPA are calculated semi-annually on October 1 and May 1 ("Re-pricing dates") and will result in cash settlements, (either payments to J. Aron or receipts of additional funds from J. Aron), based on the market value of the underlying commodity differential compared to the contractual differential, subject to a set threshold amount. In the event that the periodic price adjustments are triggered on the Re-pricing dates, we may be required to make earlier cash payments within three months following the Re-pricing date. Such cash payment, or the termination or expiration of such agreements, could have a material adverse effect on our liquidity, business, financial condition and results of operations.
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

45 |

Risk Factors
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

46 |

Risk Factors
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
Based upon environmental evaluations performed internally and by third parties, we recorded and periodically update environmental liabilities and accrued amounts we believe are sufficient to complete remediation. We expect remediation at some properties to continue for the foreseeable future. The need to make future expenditures for these purposes that exceed the amounts for which we estimated and accrued could have a material adverse effect on our business, financial condition and results of operations.
In addition, Alon indemnified certain parties, to which they sold assets, for costs and liabilities that may be incurred as a result of environmental conditions existing at the time of such sales. As a result of our purchase of Alon, if we are forced to incur costs or pay liabilities in connection with these indemnification obligations, such costs and payments could be significant.
In the future, we may incur substantial expenditures for investigation or remediation of contamination that has not been discovered at our current or former locations or locations that we may acquire, or at third party sites where hazardous substances from these locations may have been treated or disposed. Our handling and storage of petroleum and hazardous substances may lead to additional contamination at our facilities or along our pipelines and at facilities to which we send or have sent wastes or by-products for treatment or disposal. In addition, new legal requirements, new interpretations of existing legal requirements, increased legislative activity and governmental enforcement and other developments could require us to make additional unforeseen expenditures. As a result, we may be subject to additional investigation and remediation costs, governmental penalties and third-party suits alleging personal injury and property damage. Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and costs can be reasonably estimated as material. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action.

47 |

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
Unlike most refineries, the Tyler refinery currently has limited ability to distribute refined products outside its local market in northeast Texas due to a lack of pipeline assets connecting the facility to other markets. While, in recent years, we have expanded our refined product distribution capabilities in northeast Texas through the use of transloading facilities enabling the shipment of products by rail to distant markets, including Mexico and through our acquisition of refined product terminals in Big Sandy and Mt. Pleasant, Texas, this limited ability may limit the refinery’s ability to increase the production of petroleum products, attract new customers for its refined petroleum products or increase sales of products from the refinery. In addition, if demand for petroleum products diminishes in northeast Texas, the refinery may be required to reduce production levels and our financial results may be adversely affected.
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
We are subject to extensive tax liabilities, including federal and state income taxes and transactional taxes, such as excise, sales/use, payroll, franchise, withholding and ad valorem taxes. New tax laws and regulations, and changes in existing tax laws and regulations, are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Certain of these liabilities are subject to periodic audits by the respective taxing authority, which could increase or otherwise alter our tax liabilities. Though we have applied reasonable interpretations and assumptions in determining our tax liabilities, it is possible that the Internal Revenue Service ("IRS") could issue subsequent guidance or take positions on audit that differ from our prior interpretations and assumptions, which could adversely impact our cash tax liabilities, results of operations, and financial condition. Subsequent changes to our tax liabilities as a result of these audits may also subject us to interest and penalties, and could have a material adverse effect on our business, financial condition and results of operations.
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

48 |

Risk Factors
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
As of December 31, 2021, approximately 15% of our employees were represented by unions and/or covered by a collective bargaining agreement. None of our employees in our logistics segment, retail segment or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory. Although the collective bargaining agreements contain provisions to discourage strikes or work stoppages, we cannot assure that strikes or work stoppages will not occur. A strike or work stoppage could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, may put certain payment card data at risk. These standards for determining the required controls applicable to these systems are mandated by credit card issuers and administered by the Payment Card Industry Security Standards Council and not by us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements. We have taken the necessary steps to comply with the Payment Card Industry Data Security Standards ("PCI-DSS") at all of our locations. However, compliance with these requirements may result in cost increases due to necessary systems changes and the development of new administrative processes.
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

49 |

Risk Factors
The implementation of social distancing measures and other limitations on our workforce in response to the COVID-19 Pandemic have necessitated portions of our workforce switching to remote work arrangements. The increase in companies and individuals working remotely has increased the frequency and scope of cyber-attacks and the risk of potential cybersecurity incidents, both deliberate attacks and unintentional events. Despite our security measures, we experience attempts by external parties to penetrate and attack our networks and systems. Although such attempts to date have not, to our knowledge, resulted in any material breaches, disruptions, or loss of business-critical information, our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future and such attacks could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation or regulatory actions. In addition, as technologies evolve, and cyber-attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm. We could also be liable under laws that protect the privacy of personal information, subject to regulatory penalties, experience damage to our reputation or a loss of consumer confidence, or incur additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could adversely affect our reputation, business, operations or financial results.
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
If we are, or become, a U. S. real property holding corporation, special tax rules may apply to a sale, exchange or other disposition of common stock, and non-U.S. holders may be less inclined to invest in our stock, as they may be subject to U.S. federal income tax in certain situations.
A non-U.S. holder of our common stock may be subject to U. S. federal income tax with respect to gain recognized on the sale, exchange or other disposition of our common stock if we are, or were, a "U.S. real property holding corporation" ("USRPHC") at any time during the shorter of the five-year period ending on the date of the sale or other disposition and the period such non-U.S. holder held our common stock (the shorter period referred to as the "lookback period"). In general, we would be a USRPHC if the fair market value of our "U.S. real property interests," as such term is defined for U. S. federal income tax purposes, equals or exceeds 50% of the sum of the fair market value of our worldwide real property interests and our other assets used or held for use in a trade or business. The test for determining USRPHC status is applied on certain specific determination dates and is dependent upon a number of factors, some of which are beyond our control (including, for example, fluctuations in the value of our assets). If we are or become a USRPHC, so long as our common stock is regularly traded on an established securities market such as the NYSE, only a non-U.S. holder who, actually or constructively, holds or held during the lookback period more than five percent of our common stock will be subject to U. S. federal income tax on the disposition of our common stock.
Loss of or reductions to tax incentives for biodiesel production may have a material adverse effect on earnings, profitability and cash flows relating to our renewable fuels facilities.
The biodiesel industry has historically been substantially aided by federal and state tax incentives. One tax incentive program that has been significant to our renewable fuels facilities is the federal blender's tax credit. The blender's tax credit (or biodiesel tax credit) provides a $1.00 refundable tax credit per gallon of pure biodiesel, or B100, to the first blender of biodiesel with petroleum-based diesel fuel. The blender's tax credit has expired on several occasions, only to be reinstated on a retroactive basis. The blender's tax credit was re-enacted in December 2019 for the years 2020 through 2022 and was retroactively reinstated for 2018 and 2019. See Note 3 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding the extension of this tax credit.
It is uncertain what action, if any, Congress may take with respect to enacting or reinstating the blender's tax credit beyond 2022 or when such action might be effective. If Congress does not enact or reinstate the credit for future years, it may result in a material adverse effect on the earnings, profitability and cash flows relating to our renewable fuels facilities.
Our business requires us to make significant capital expenditures and to maintain and improve our refineries, logistics assets, and retail locations.
Our business is capital intensive and asset heavy. Our refineries, logistics assets, including pipelines, distribution terminals, tractors, trailers and tankage, and retail locations require us to make significant capital expenditures and to incur substantial costs maintaining and improving such assets. Our cash from operations and existing financing arrangements may not be sufficient to fund our capital requirements and we may not be able to obtain additional financing on terms acceptable to us, or at all. Our inability to fund such capital expenditures, maintenance or improvements, or decision to cancel, delay or defer such projects, could increase the costs of repairing or replacing such assets (subject to reserved funds to cover certain of these costs), increase the costs or delays associated with turnaround activities in our refining segment and

50 |

Risk Factors
other maintenance, place us at a competitive disadvantage, increase the costs of regulatory compliance, limit our ability to develop, market and sell new products and invest in new technologies, and decrease the amount of funds available for future acquisitions or cash available for distributions, all of which could have a material adverse effect on our business, financial condition and results of operations. In light of our recent operating results and liquidity needs, we have cancelled, delayed, or deferred certain capital expenditures, maintenance and improvements. Our need to incur costs associated with the commencement of such capital expenditures, maintenance, and improvements may be substantial and could have a material adverse effect on our business, financial condition and results of operations.
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
In January 2021, CVR Energy, Inc. ("CVR Energy") (an affiliate of IEP Energy Holding LLC), the owner (at that time) of approximately 15% of our outstanding common stock, proposed three director candidates to be considered at our 2021 Annual Meeting. CVR Energy also proposed a series of operational and strategic changes to our business. On May 6, 2021, our stockholders rejected CVR Energy’s director candidates and voted to elect all eight of Delek's nominees. As a result of the contested director election, we incurred significant costs during 2021.
In February 2022, IEP Energy Holding LLC and certain of its affiliates (but not including CVR Energy) proposed three director candidates to be considered at our 2022 Annual Meeting.
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

51 |

Risk Factors
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
We are a holding company. Our subsidiaries conduct substantially all of our operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations or pay dividends to our stockholders depend upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends, distributions, tax sharing payments or otherwise. Our subsidiaries' ability to make any payments will depend on many factors, including general economic conditions, their earnings, cash flows, the terms of any applicable credit facilities, tax considerations and legal restrictions.
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

52 |

Risk Factors
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
As a result of the risks described above, the effectiveness of our risk management policies over these types of transactions and positions could have a material adverse impact on our business, results of operations and cash flows. For additional information about the nature and volume of these transactions, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk, and Note 11 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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

53 |

Risk Factors
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
As of December 31, 2021, we had total debt of $2,218.0 million, including current maturities of $92.2 million. In addition to our outstanding debt, as of December 31, 2021, our letters of credit issued under our various credit facilities were $270.4 million. Our borrowing availability under our various credit facilities as of December 31, 2021 was $1,321.6 million. Our level of debt could have important consequences for us. For example, it could:
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

54 |

Risk Factors
Fluctuations in interest rates could materially affect our financial results.
Because a significant portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense. The use of interest rate hedges, including of the types we have employed in the past, may not be effective at mitigating this risk. This risk, and others dependent on prevailing interest rates, are likely to be heightened during periods of inflation. An increase in interest rates could have a material adverse effect on our business, financial condition and results of operations.
Further, the administrator for the London Interbank Offered Rate ("LIBOR") ceased publishing one-week and two-month U.S. dollar LIBOR at the end of 2021 and will cease publishing all remaining U.S. dollar LIBOR tenors in mid-2023. Concurrently, the United Kingdom’s Financial Conduct Authority announced the cessation or loss of representativeness of the U.S. dollar LIBOR tenors from those dates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, has recommended replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities. SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. Certain of our agreements use LIBOR as a “benchmark” or “reference rate” for various terms. Some agreements contain an existing LIBOR alternative. Where there is not an alternative, we expect to replace the LIBOR benchmark with an alternative reference rate. While we do not expect the transition to an alternative rate to have a significant impact on our business or operations, it is possible that the move away from LIBOR could materially impact our borrowing costs on our variable rate indebtedness.
Rising interest rates may also adversely impact our weighted average cost of capital (“WACC”) which is used in the valuation of our reporting units for goodwill. A higher WACC, all other things being equal, will result in a lower valuation using a discounted cash flow model, which is an income approach of business valuation. Therefore, rising interest rates can cause a reporting unit to become impaired when, in a lower interest rate environment, it may not be, resulting in incremental impairment expense.
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
The Delek/Alon Merger has been accounted for as an acquisition, by us, of Alon in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Alon and its subsidiaries have been recorded, as of the completion of the Delek/Alon Merger, at their respective fair values. Under the acquisition method of accounting, the total purchase price has been allocated to Alon’s tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the date of completion of the Delek/Alon Merger. The excess of the purchase price over the estimated fair values of reporting units has been recorded as goodwill, which was further allocated to other reporting units as permitted under GAAP. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material non-cash charges relating to such impairment. Our financial condition and operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment. We recorded no goodwill impairment and $126.0 million during the years ended December 31, 2021 and 2020, respectively.
An impairment of our long-lived assets or goodwill could negatively impact our results of operations and financial condition.
We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that a long-lived asset or goodwill may be impaired. If a triggering event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value based on the ability to generate future cash flows. We may also conduct impairment testing based on both the guideline public company and guideline transaction methods. Our long-lived assets and goodwill impairment analyses are sensitive to changes in key assumptions used in our analysis, estimates of future market prices, forecasted throughput levels, operating costs and capital expenditures, most of which can be impacted by inflation. If the assumptions used in our analysis are not realized, it is possible a material impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any additional impairments of long-lived assets or goodwill in the future. During the year ended December 31, 2020, we recorded a goodwill impairment charge related to our Big Spring refinery and Krotz Springs refinery reporting units. A reasonable expectation exists that further deterioration in our operating results or overall economic conditions could result in an impairment of goodwill and / or additional long-lived asset impairments at some point in the future. Future impairment charges could be material to our results of operations.

55 |

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
See Note 13 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, which is incorporated by reference in this Item 3, for additional information.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

56 |

Market for Equity, Stockholder Matters, and Purchase of Equity Securities
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock is traded on the New York Stock Exchange under the symbol "DK." As of February 18, 2022, there were approximately 133 common stockholders of record. This number does not include beneficial owners of our common stock whose stock is held in nominee or "street name" accounts through brokers.
Dividends
In the fourth quarter of 2020, we suspended our quarterly dividend on our common stock. The Board of Directors will continue to monitor the Company's liquidity and will determine whether, and if so when, it is appropriate to resume paying dividends. There can be no assurance the Company will resume paying dividends on our common stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended December 31, 2021 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2021	—	$—	—	$229,724,248
November 1 - November 30, 2021	—	—	—	229,724,248
December 1 - December 31, 2021	—	—	—	229,724,248
Total	—	$—	—	N/A
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

Performance Graph

The Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The adjacent graph compares cumulative total returns for our stockholders to the Standard and Poor's 500 Stock Index and a market capitalization weighted peer group selected by management for the five-year period commencing December 31, 2016 and ending December 31, 2021. The graph assumes a $100 investment made on December 31, 2016. Each of the three measures of cumulative total return assumes reinvestment of dividends. The 2021 peer group is comprised of CVR Energy, Inc. (NYSE: CVI), HollyFrontier Corporation (NYSE: HFC), Marathon Petroleum Corporation (NYSE: MPC), PBF Energy, Inc. (NYSE: PBF), Phillips 66 (NYSE: PSX), and Valero Energy Corporation (NYSE: VLO). The stock performance shown on the graph below is not necessarily indicative of future price performance.

ITEM 6. RESERVED

57 |

Management's Discussion and Analysis
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the outbreak of COVID-19 and the related Pandemic with respect to oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning our planned capital expenditures, possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
•seasonality;
•We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future laws, regulations and other requirements could significantly increase our costs of doing business, thereby adversely affecting our profitability;
•Legislative and regulatory measures to address climate change and greenhouse gases emissions could increase our operating costs or decrease demand for our refined products;
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

58 |

Management's Discussion and Analysis
Executive Summary: Management's View of Our Business and Strategic Overview

Management's View of Our Business
We are an integrated downstream energy business focused on petroleum refining, the transportation, storage and wholesale distribution of crude oil, intermediate and refined products and convenience store retailing.
Business and Economic Environment Overview
As we reflect on the macro environment in 2021, the economy continued to recover from the impact of the COVID-19 Pandemic, both globally and domestically. However, despite improved consumer demand resulting from stabilization in cases of COVID-19 and decreasing mortality rates during much of the period and across much of the country, and corresponding to the availability of vaccines, improvements in domestic refining margins have been slow to materialize. This was largely attributable to limited demand from international markets where consumer demand improvement has lagged behind the U.S. resulting in the closing of much of the U.S. export arbitrage. In February 2021, the operations of many U.S. refineries, including ours, were temporarily disrupted due to the negative effects arising out of Winter Storm Uri. This contributed to a significant depletion of transportation fuel inventories throughout much of the country. Additionally, in May 2021, there was a cybersecurity incident with the Colonial Pipeline which resulted in pipeline shutdowns that interrupted supply to much of the eastern U.S. for six days, and which caused disruption for Delek primarily at our Krotz Springs refinery. As a result of both of these events, the U.S. market attracted higher levels of supply from international markets, which diluted price increases and associated refining margins for much of the year. That said, the fourth quarter of 2021 finished strong for the downstream oil and gas sector, with higher oil prices, widening crack spreads and improving demand for refined product.
While there have been improving crack spreads during 2021, driven largely by the improvement in domestic consumer demand and the modest economic improvement and outlook associated with stabilizing Pandemic uncertainties, the ability of U.S. refiners to capture those improvements were impacted by the following macro factors:
•Rising RIN Prices: For the first half of the year, the RINs market was impacted by 2020's judicial rulings imposing limitations on smaller refineries' abilities to qualify for the EPA's SREs under the RFS, which was exacerbated by worsening environmental regulatory sentiment coming out of Washington, D.C. Following the June 2021 U.S. Supreme Court reversal of the lower court's ruling, however, there was a notable improvement in market optimism that existing SRE applications from 2019, as well as new applications for 2020, may be granted. As a result, we saw some improvement in RIN prices during the third quarter 2021, in anticipation of possible EPA relief. This expectation was dampened by the release of a proposed rule by the EPA in December 2021 which recommended revised volumetric rates for 2020 and, for the first time, introduced proposed rates for 2021 and 2022, with no final ruling on the likelihood of small refinery exemptions. Also of note, movements in crack spreads behave independently from movements in RFS regulatory requirements and RINs prices and thus can disproportionately impact small refiners. For example, in periods of low crack spreads and high RIN costs (which are a function of both regulatory volumetric requirements and market RINs prices), small refineries may experience negative operating results where other, larger refineries with better economies of scale and other competitive advantages may fare better. Even when increases in crack spreads coincide with the independent increases in RIN prices, small refiners may continue to see a larger burden of such costs on crack spread capture in contribution margin than many larger refineries experience.
•Rising Energy Costs: Crack spread capture was further impacted by rising energy (natural gas and electricity) costs. Throughout most of 2021, domestic natural gas demand outpaced growth in supply and contributed to sustained increases in natural gas prices. Additional factors, including increased exports triggered by unusually high international gas prices, as well as critical pipeline outages and the prices and availability of substitute fuels for power generation, put additional upward pressure on domestic natural gas prices. The spike in natural gas prices in the first quarter of 2021 relating to Winter Storm Uri had a significant impact on our refining contribution margin, and despite mitigating commercial efforts, the high natural gas prices continued to impact our crack spread capture for the remainder 2021.
•Unfavorable Location Differentials: Most midstream and downstream oil and gas entities have competitive advantages or disadvantages that relate to their geographic positioning. We have a significant presence in the Permian Basin, with one of our best performing refineries and much of our gathering assets located there. For these reasons, our refining operations are heavily dependent on Midland WTI crude, and our refining margins are likewise impacted by the Midland-Cushing differential. While an unfavorable Midland differential compared to Cushing on WTI crude oil will have a negative impact on our results, a favorable differential (or discount compared to Cushing barrels) will significantly increase our refining margin. Such conditions are highly dependent on domestic and global demand and supply, which can be impacted by geopolitical conditions as well as unexpected outages or disruptions and can shift quickly.
See further discussion on macroeconomic factors and market trends, including the impact on 2021 and the outlook for 2022, in the ‘Market Trends’ section below.
Overall, our Refining results are much improved in 2021 compared to 2020, largely attributable to improvements in oil prices and crack spreads combined with cost control efforts we implemented, while Pandemic-related pressure on demand combined with high RIN costs and energy costs continued to strain our crack spread capture in contribution margin. On the positive side, while increasing RINs prices weighed negatively on Refining margins; year-over-year we experienced improvement in crack spread net of incremental RINs cost, driven primarily by steadily improving crack spreads during most of 2021 combined with a fourth quarter 2021 stabilization of RIN costs to first quarter 2021 quarter levels. Furthermore, while RINs costs will impact our capture rate in a more pronounced manner than many larger refineries, if RINs costs stabilize, we are poised to take advantage of possible widening crack spreads and increased demand in 2022. If we receive SREs, the benefit will be even more significant, and will allow us to maintain a more consistent capture rate, which will align more closely to some of the larger refiners. Logistics results continued to be strong in 2021 and benefited from MVCs during periods that may otherwise have been constrained, such as

59 |

Management's Discussion and Analysis
the first quarter when much of our market was impacted by the winter storm. Logistics also continues to benefit from strong performance amongst our pipeline joint venture investments. Retail stores continue to perform well and we are beginning to realize the benefit of store optimization activities we conducted during the past two years, and we expect to begin seeing growth from new stores and successful re-branding. Looking forward to 2022, besides the expected favorable benefit of market improvements described above, we have many strategic initiatives that align with our new long-term sustainability view, as discussed in the ‘Strategic Overview’ section below. Additionally, in 2022, we expect to begin realizing returns from our indirect investment in the WWP pipeline, as the majority of the segments are now fully online and supported by existing throughput MVCs, and we also look forward to evaluating the potential for exercising our call option for a 33 1/3% limited member interest in a clean energy facility in California.

Refining Overview
The refining segment (or "Refining") processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 bpd as of December 31, 2021. A high-level summary of the refinery activities is presented below:

	Tyler Refinery	El Dorado Refinery	Big Spring Refinery	Krotz Springs Refinery
Total Nameplate Capacity (bpd)	75,000	80,000 (1)	73,000	74,000
Primary Products	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, petroleum coke and sulfur	Gasoline, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, asphalt and sulfur	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, aromatics and sulfur	Gasoline, jet fuel, high-sulfur diesel, light cycle oil, liquefied petroleum gases, propylene and ammonium thiosulfate
Relevant Crack Spread Benchmark	Gulf Coast 5-3-2	Gulf Coast 5-3-2 (2)	Gulf Coast 3-2-1 (3)	Gulf Coast 2-1-1 (4)
Marketing and Distribution
The refining segment's petroleum-based products are marketed primarily in the south central and southwestern regions of the United States, and the refining segment also ships and sells gasoline into wholesale markets in the southern and eastern United States. Motor fuels are sold under the Alon or Delek brand through various terminals to supply Alon or Delek branded retail sites. In addition, we sell motor fuels through our wholesale distribution network on an unbranded basis.

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

Logistics Overview
Our logistics segment (or "Logistics") gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and West Texas for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics (NYSE: DKL), where we owned a 79.8% interest at December 31, 2021. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's pipelines and transportation business owns or leases capacity on approximately 400 miles of crude oil transportation pipelines, approximately 450 miles of refined product pipelines, and an approximately 900-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 10.2 million barrels of active shell capacity. It also owns and operates ten light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 264 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.

Retail Overview
Our retail segment (or "Retail") at December 31, 2021 includes the operations of 248 owned and leased convenience store sites located primarily in West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline and diesel under the DK or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and DK or Alon brand names pursuant to a license agreement with 7-Eleven, Inc. In

60 |

Management's Discussion and Analysis
November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination and subsequent amendments require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023. Merchandise at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the termination. As of December 31, 2021, we have removed the 7-Eleven brand name at 55 of our store locations. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In connection with our Retail strategic initiatives, we closed or sold 51 under-performing or non-strategic store locations since the fourth quarter of 2018.

Corporate and Other Overview
Our corporate activities, results of certain immaterial operating segments, discontinued operations, our asphalt terminal operations, our wholesale crude operations, and intercompany eliminations are reported in 'corporate, other and eliminations' in our segment disclosures. Additionally, our corporate activities include certain of our commodity and other hedging activities.

Strategic Overview
The Road So Far: A Look Back
In recent years, the Company's overall strategy has been to take a disciplined approach that looks to balance returning cash to our shareholders and prudently investing in the business to support safe and reliable operations, while exploring opportunities for growth. Our goal has been to balance the different aspects of this program based on evaluations of each opportunity and how it matches our strategic goals for the Company, while factoring in market conditions and expected cash flows. To that end, in 2019, Delek’s leadership team built a Five-Year Strategic Framework to facilitate development of the Company’s strategies and initiatives. This framework lays out the Company’s overarching objectives for a five-year period and provides the foundation for our Core Strategic Focus Areas, our Strategic Initiatives, and ultimately our Annual Strategic Priorities, as follows:
Previous Core Strategic Focus Areas
During much of the first half of 2021, our principal focus was on managing the operational and financial risks related to the COVID-19 Pandemic while also maintaining our attention on these Core Strategic Areas of Focus, which in turn continued to guide our objectives and initiatives:
I.     Safety and wellness.
II.    Reliability and integrity.
III.    Systems and processes.
IV.    Risk-based decision making.
V.     Positioning for growth.
We have consistently reevaluated our initiatives and immediate strategic priorities in light of the significant economic and operational impact of the COVID-19 Pandemic. We also have continued to actively review our targeted Pandemic strategies and related operational objectives and consider the need for changes in order to address the evolving industry and market, while ensuring that we continue to appropriately consider

61 |

Management's Discussion and Analysis
and capitalize on our operational strengths and strategic positioning in the near term. As the impact of the Pandemic began to stabilize in the latter half of 2021, we began to shift our attention to the post-Pandemic horizon in earnest, now that there's a clearer picture of what that may look like. Capitalizing on our unwavering commitment to strategic thinking in a rapidly changing environment, we have embraced a seismic shift in perspective around our long-term strategic direction and outlook, which now is guiding changes to our strategic framework and objectives. The critical principle underlying this evolving perspective is sustainability, and is discussed in more detail below.
Evolving Focus: A Sustainability Strategy
It is vitally important that our strategic process, especially in view of the evolutionary direction of our macroeconomic and geopolitical environment, involves a continuous evaluation of our business model in terms of long-term economic and operational sustainability. We are operating in a mature industry (the production, logistics and marketing of hydrocarbons and hydrocarbon-based refined products), with increasingly difficult operational and regulatory challenges and, likewise, pressure on operating costs/gross margins as well as the availability and cost of capital. More consolidation in our industry is expected as the regulatory environment continues to move towards reducing carbon emissions and transitions to renewable energy in the long-term. Additionally, evolving consumer and capital markets sentiment, regulations, talent availability, supply chain constraints and customer demand are expected to cause disruption and increasing pressure in the intermediate term. In order to compete under historic environmental and regulatory changes, companies in our industry will need to be adaptive, forward-thinking and strategic in their approach to long-term sustainability. What this picture looks like, as we come to understand it, is what we refer to as our "Sustainability View."
A New Framework: Long-Term Sustainability
The emphasis on environmental responsibility and long-term economic and environmental sustainability is accelerating, with increased demand for transparency evolving out of the ESG movement. As we evaluate our current ESG positioning in the market, we also must integrate a broader sustainability view to all of our activities, both operational and strategic. For these reasons, we have developed a Long-Term Sustainability Framework, which will help us to formulate our strategic objectives and initiatives.
Long-Term Sustainability Framework: Overarching Objectives
Certain fundamental principles are foundational to our Long-Term Sustainability Framework, and direct us as we develop our guiding objectives. With that in mind, we have initially identified the following overarching objectives:
I.    Redirect Corporate Culture towards Innovation, Excellence, and Operating Discipline.
II.    Focus on Operational Optimization and Improved Margin Capture.
III.    Implement Digital Transformation Strategy.
IV.    Identify ESG-Conscious Investments with Clear Value Propositions and Sustainable Returns.
V.     Evaluate Strategic Priorities and Redefine Long-term Sustainable Business Model.
Long-Term Sustainability Framework: Key Initiatives
Additionally, integral to our Long-Term Sustainability Framework and the achievement of the initial overarching objectives are the following key initiatives:
■Transform our corporate and operating culture into "One Delek" through unification of purpose, vision and strategy with an emphasis on cultural sustainability.
■Transform our refining operations into the "Refinery of the Future" founded on digitization and automation, innovation and synergistic discipline.
■Develop a "New Energy" mentality focused on understanding the future of energy on a global scale and how Delek can be a leader and facilitator of positive, sustainable change in the energy industry.
Long-Term Sustainability Strategy: A Snapshot
The Overarching Objectives and Key Initiatives are integrated and interdependent, representative of the synergistic approach we are employing, and together comprise our Long-term Sustainability Strategy. To illustrate these overlapping components and their interdependence, see the illustrative snapshot of our Long-Term Sustainability Strategy below:

62 |

Management's Discussion and Analysis
Our Key Initiatives, which are integrated with our Overarching Objectives, also provide clear, actionable paths toward long-term sustainability, as shown below:
Long-Term Sustainability Strategy: Developing Actionable Key Initiatives, Focused Objectives and Specific Priorities
Developing a strategy focused on long-term economic and operational sustainability in a challenging and rapidly changing environment is a larger and more ambitious objective than a strategy that is simply centered on growth and return on shareholder investment in the near-term. For these reasons, it is important to understand the scalability of our strategy and what are the appropriate stages and priorities, recognizing that the inherent complexity of achieving long-term sustainability is a long game requiring both a measured, disciplined approach as well agility and flexibility to changing conditions. As a result, we are implementing our new strategic framework in intentional stages.
Stage 1 - Second Half of 2021
While this Framework is in its early phase, we have already been hard at work executing on our Stage 1 Priorities in the context of our Overarching Objectives and Key Initiatives. This progress is, in part, due to some overlap with our previous strategic objectives (thus also validating that our previous objectives were, in many ways, the right areas of focus), but also the result of the energy and commitment that our sustainability framework is generating in our organization. We selected these Stage 1 Priorities because they are all foundational to a continued progression toward achieving our overarching strategic objectives under the Long-Term Sustainability Framework. As we continue to develop future Stage Priorities, they will be designed to further advance the realization of our Key Initiatives. Furthermore, we fully expect

63 |

Management's Discussion and Analysis
overlap with previous stages and that our priorities will evolve over time to align with changing circumstances and to reflect obstacles we encounter as well as our continued progress. This is an evolution, not a "one-and-done" exercise.
Stage 2 - 2022
We developed our Stage 2 activities more intentionally, in the context of the new Framework. First, we identified our Stage 2 Key Initiatives, which are a targeted subset of the Key Initiatives discussed above. We then developed Stage 2 Focused Objectives which reflect the strategic objectives we want to achieve specifically in 2022. Finally, we developed Stage 2 Specific Priorities, which represent those priorities that we believe will help us accomplish our Stage 2 Focused Objectives, and will likewise advance achievement on our overall Key Initiatives. As our approach becomes more integrated, you will see that our Focused Objectives serve cross-purposes across our Key Initiatives, and that our Specific Priorities serve cross-purposes across our Focused Objectives.
Action Plan and Timeline
The following graphic shows the overall timeline and structure of our Key Initiatives, which guide our Focused Objectives, and ultimately our Specific Priorities, for Stage 1 and Stage 2, based on our planned timeline:

64 |

Management's Discussion and Analysis
Long-Term Sustainability Strategy: Stage 2 Activities Planned for 2022
We have preliminarily identified our Stage 2 Priorities, in the context of our Stage 2 Focused Objectives and Stage 2 Key Initiatives, as follows:

Key Initiative: Implementing One Delek Culture Transformation	Key Initiative: Planning for Refinery of the Future Operational Transformation	Key Initiative: Preparing for the New Energy Transition
Focused Objective: Safety & Wellness Leadership
We strive to be nationally recognized as an industry leader for our commitment to sustaining safe work environments that help every employee feel and do their best. We want every Delek employee to come to work every day knowing they are valued and protected.
Continuing to incorporate the qualities of the "Delek Leader" and the "Employee of the Future" into our human capital programs, incentives and rewards	Create an operating model with an empowered, highly effective workforce ready for any challenge by removing barriers and streamlining processes and procedures
Focused Objective: Operating with Reliability and Integrity
By focusing on reliability and integrity, we maximize the return on our investments. Our employees, customers and shareholders can count on us to operate every aspect of our business responsibly, reflecting that the work we do every day is recognized across our industry as reputable and essential.

Continued progress on new system implementations that will improve our ability to understand all aspects of our business as well as our ability to make real-time and forward-looking operational decisions	Sustain low operating cost model through spending discipline, supply chain management, and innovation solutions
Focused Objective: Improving Efficiency in Systems and Processes
We are committed to becoming even more efficient by focusing on our systems and processes. We know there is always room for improvement, and those improvements can make every employee more effective and valued.
Continued progress on new system implementations that will improve our ability to understand all aspects of our business as well as our ability to make real-time and forward-looking operational decisions	Develop and cross-develop internal capabilities - "taught by Delek, supported by Delek, empowered by Delek"	Continuing to redefine our framework for evaluating, tracking and understanding the value creation propositions for proposed capital and strategic investments under the context of our evolving Long-Term Sustainability Objectives and our Sustainability View
Develop a Post-Pandemic Talent Retention Task Force to identify the risks around retaining talent and to develop strategies for retaining talent given the changing workforce expectations and tight market for talent	Improve discipline around outage spend and optimizing downtimes	Continue to develop process for identifying and evaluating the types of investment opportunities that fit our Sustainability View, including consideration of strategic investments or joint ventures in renewables, incubator investments in innovative new technologies, and other core-business investments that could improve our scalability and agility
Continued enterprise-wide cost and waste reduction initiatives as well as initiatives focused on eliminating lost revenue and value leakage
Focused Objective: Balancing Risk and Reward
As we continue to grow, we want to cultivate a healthy appetite for risk. That means, when we make decisions, we plan to identify those risks that come with the greatest potential for success, and pursue them with care.
Continue to develop process for identifying and evaluating the types of investment opportunities that fit our Sustainability View, including consideration of strategic investments or joint ventures in renewables, incubator investments in innovative new technologies, and other core-business investments that could improve our scalability and agility		Continue to develop process for identifying and evaluating the types of investment opportunities that fit our Sustainability View, including consideration of strategic investments or joint ventures in renewables, incubator investments in innovative new technologies, and other core-business investments that could improve our scalability and agility
Continue exploring opportunities to monetize some of our investment in Delek Logistics, which will help us to better capture tangible value in the Delek valuation, while also improving liquidity in the market for DKL units without dilution of overall DKL market capitalization

Focused Objective: Driving EBITDA Improvements
Increasing our profitability will allow us to become a more sustainable business that is equipped for steady growth. It also means that we can achieve both our short-term and long-term goals.
Through cross-functional collaboration, identify operational improvements to reduce the cost of crude and transportation costs	Sustain low operating cost model through spending discipline, supply chain management, and innovation solutions
Through cross-functional collaboration, identify operational improvements to reduce yield loss inside and outside of the fence	Improve discipline around outage spend and optimizing downtimes

65 |

Management's Discussion and Analysis

2021 Strategic Activities - A Look Back
In addition to the Phase 1 Strategic Priorities that were identified in connection with the development of the Long-Term Sustainability Framework in the latter part of 2021, our 2021 strategic activities were also driven by the following strategic initiatives which were identified under our previous Five-Year Strategic Framework and which were aligned to our previous Core Strategic Focus Areas:
•Maintain and Continue to Enhance Our Safe Operations. Our commitment to safety has been reflected in our continuous improvement in DART (days away, restricted or transferred) and TRIR (total recordable incident rate) metrics since 2016.
•Drive Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and Cash Flow Improvement. In 2021, the company continued to deliver cost savings and implement initiatives for margin improvements through optimization.
•Develop and Utilize Systems, Processes and Technology to Improve Operations. We have increased our focus on upgrading our technologies and implement advanced systems and processes to achieve further, more structural cost reductions, operational improvements and asset optimization over the medium to longer term.
•Ongoing Commitment to ESG. We are still relatively early in our ESG journey, and we are striving for progressive improvements over time in terms of underlying performance metrics and disclosure in all ESG categories. We recently announced our first greenhouse gas emissions reductions target as we seek to align our business with the Paris Climate Accords, as well as a diversity goal for our Board of Directors composition.
•Laying the Foundation for Future Growth. After focusing mainly on improving our cash flow break-even profile through reduced discretionary capital expenditures and operating costs in 2021, we are emerging from this downturn with an improved cost structure, a healthy balance sheet and opportunities to pursue future growth. We are constantly evaluating the optimal investment options available in our various business units and comparing the potential returns of both organic and inorganic opportunities.
2021 Significant Strategic Developments/Areas of Focus
The following table highlights our 2021 Strategic Developments/Areas of Focus, with linkages to our new Long-Term Sustainability Strategy Overarching Objectives and Key Initiatives:

Under our new Long-Term Sustainability Strategy
2021 Significant Developments/Areas of Focus	Linkage to Overarching Objectives	Linkage to Key Initiatives
Significant Developments: (1)
Initiated a program to monetize a portion of our ownership in Delek Logistics under a Rule 10b5-1 program to sell up to 434,590 common limited partner units, which helped us to not only capture $2.1 million (pre-tax) to date of tangible value in the Delek valuation but also serves to improve the liquidity of the Delek Logistics units without diluting the overall market capitalization of Delek Logistics.
	Long-term Sustainable Business Model	One Delek
Negotiated an accretive buy-out of a financing commitment agreement with WWP which allowed us to recoup capital expenditures we may not have incurred had it not been for the financing commitment and recognize an incremental gain of approximately $10.2 million.
	Operational Optimization and Improved Margin Capture	One Delek
Successfully completed a $400.0 million senior note debt issuance at Delek Logistics (the “Delek Logistic 2028 Notes”) which the net proceeds were used to pay down borrowings under the Delek Logistics Credit Facility and likewise enhance liquidity.
	Long-term Sustainable Business Model	One Delek
Other Areas of Focus:
Continued expansion in our crude gathering business in the Permian Basin.	Long-term Sustainable Business Model	One Delek
Executed an exclusive supply and strategic relationship agreement for the supply of certain chemicals exclusively which Delek Logistics can then use, through blending competencies utilizing proprietary intellectual property, to clarify slurry which can then be used in International Maritime Organization ("IMO")-compliant products.	ESG-Conscious Investments with Clear Value Propositions and Sustainable Returns	One Delek
Executed opportunistic turnaround and maintenance activities to minimize impact of disruption from Winter Storm Uri and the El Dorado refinery fire.	Culture of Innovation, Excellence and Operating Discipline	Refinery of the Future
Implemented enterprise-wide cost and waste reduction initiatives as well as initiatives focused on eliminating lost revenue and value leakage.	Operational Optimization and Improved Margin Capture	Refinery of the Future
Continued our retail rebranding efforts, and resumed retail growth plans with four new-to-industry locations in the planning phase.	Long-term Sustainable Business Model	One Delek
Progressed on digital system implementations that will improve our ability to understand all aspects of our business as well as our ability to make real-time and forward-looking operational decisions.	Digital Transformation	One Delek Refinery of the Future
Identified the qualities of a "Delek Leader" and the "Employee of the Future" to help incorporate those qualities into our human capital programs, incentives and rewards.	Culture of Innovation, Excellence and Operating Discipline	One Delek
Began to develop a process for identifying and evaluating the types of investment opportunities that fit our Sustainability View, including consideration of strategic investments or joint ventures in renewables, incubator investments in innovative new technologies, and other core-business investments that could improve our scalability and agility.	ESG-Conscious Investments with Clear Value Propositions and Sustainable Returns	One Delek New Energy
Redefined our framework for evaluating, tracking and understanding the value creation propositions for proposed capital and strategic investments under the context of our evolving Long-Term Sustainability Objectives and our Sustainability View.	Long-term Sustainable Business Model	One Delek Refinery of the Future New Energy
(1) For further discussion of these items, see Notes 5, 6 and 10, respectively, in our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

66 |

Management's Discussion and Analysis
Significant Known Uncertainties Impacting Delek
Aside from the market trends and the uncertainties inherent to those market drivers many of which are referenced in the 'Executive Summary' above and which are discussed at length in the 'Market Trends' section below, we have also identified certain uncertainties that we believe to be sufficiently significant to our financial results in the near term as to warrant additional discussion. We have included supplemental discussion of those uncertainties, and our efforts for mitigating them, below. However, note that this discussion is to bring additional attention to areas that have been of particular interest to management but should not be considered comprehensive of all known trends and uncertainties which may be relevant. Instead, in the context of all known trends or uncertainties that have had, or that are reasonably likely to have, a material favorable or unfavorable effect on financial results, they should be considered part of the larger discussion on market trends and uncertainties throughout our management's discussion and analysis.
COVID-19 Pandemic
The outbreak of the COVID-19 Pandemic has resulted in significant economic disruption globally, including in the U.S. and specific geographic areas where we operate. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 through both voluntary and mandated social distancing, curfews, shutdowns and expanded safety measures have restricted travel, many business operations, public gatherings and the overall level of individual movement and in-person interaction across the globe. This has in turn significantly reduced global economic activity which has had a significant impact on the nature and extent of travel. The COVID-19 Pandemic has had a devastating impact on the airline industry, dramatically reducing the number of domestic flights and, due to foreign travel bans and immigration restrictions abroad as well as traveler concerns over exposure, virtually eliminating international travel originating from the U.S. to many parts of the world. Additionally, the COVID-19 Pandemic has had a significant negative impact on motor vehicle activity. As a result, and particularly during 2020, we experienced a decline in the demand for, and thus also the market prices of, crude oil and certain of our products, particularly our refined petroleum products and most notably gasoline and jet fuel. Uncertainty about the duration of the COVID-19 Pandemic has caused periodic storage constraints in the U.S. resulting from over-supply of produced oil. Additionally, significant environmental events, such as extreme weather conditions or natural disasters can impact pipeline accessibility and utilization, other supply sources, as well as demand. While in the last several months, the availability of the COVID-19 vaccine across the U.S. has led to some improved stability in the capital markets as well as improved pricing in crude oil, refined products, and related forward curves, there continues to be general economic uncertainty, and, accordingly, demand for refined product and for our logistics assets has not yet returned to normal levels. Such uncertainty has been further aggravated by the mutation of the COVID-19 virus into new variants and plateauing demand for currently available vaccines. Based on these conditions and events, downward pressure on commodity prices, crack spreads and demand remains a significant risk and could continue for the near term.
While the risk surrounding the uncertainties of the COVID-19 Pandemic appears to be lessening, they still represent risks that could impact our operations, financial condition and results of operations. We have identified the following known uncertainties resulting from the ongoing COVID-19 Pandemic:
•Significant declines and/or volatility in prices of refined products we sell and the feedstocks we purchase as well as in crack spreads resulting from the COVID-19 Pandemic could have a significant impact on our revenues, cost of sales, operating income and liquidity, as well to the carrying value of our long-lived or indefinite-lived assets;
•A decline in the market prices of refined products and feedstocks below the carrying value in our inventory may result in the adjustment of the value of our inventories to the lower market price and a corresponding loss on the value of our inventories (See also Note 2 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional discussion of specific statement risks);
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

67 |

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
Delek's Response to Significant Uncertainties Associated with the COVID-19 Pandemic
Management has actively responded to the continuing impact of the COVID-19 Pandemic on our business. Additionally, to the extent warranted, we continue to monitor the impact and implement measures to mitigate the risk. Such efforts include (but are not limited to) the following:
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
•Taking advantage of the income and payroll tax relief afforded to us by the Coronavirus Aid, Relief, and Economic Security Act ("CARES") or other Pandemic relief legislation;
•Implementing regular site cleaning and disinfecting procedures;
•Adopting remote working where possible, and when immediate exposure risk warrants, and where on-site operations are required, taking appropriate safety precautions;
•Identifying alternative financing solutions as needed to enhance our access to sources of liquidity; and
•Enacting temporary cost reduction measures across the organization, including reducing contract services, reducing overtime and other employee related costs, and reducing or eliminating non-critical travel.
The most significant of these efforts to date as well as specifically identified measures that are anticipated in the near term, in terms of realized or anticipated impact on our financial results, include the following:
•For the year ended December 31, 2020 pursuant to the provisions of the CARES Act, we recognized $16.8 million of current federal income tax benefit attributable to anticipated tax refunds from net operating loss carryback to prior 35% tax rate years, and deferred $10.9 million of payroll tax payments which was and will be payable in equal installments in December 2021 and December 2022. Additionally, we recorded a current income tax receivable totaling $135.6 million and a non-current tax receivable of $20.6 million as of December 31, 2020, related to the net operating loss carryback, all of which we received in the third quarter of 2021.
•We made significant efforts to temporarily reduce our capital spending, particularly on growth and non-critical sustaining maintenance projects, and by deferring non-critical turnaround activities (for example, we are conducting "surgical strike" turnaround activities at our Tyler refinery, which allows us to defer the full turnaround until 2023). See the "Liquidity and Capital Resources" section of Item 7. Management's Discussion and Analysis, for further information.
•In light of the weak macro-economic environment, we elected to pull forward turnaround work into the fourth quarter of 2020 on certain units at the Krotz Springs refinery that was conducted on a straight-time basis. This allowed us to continue running the more profitable units of the refinery and should help improve economics toward a break-even level. We completed this turnaround work late in the first quarter 2021 and have since returned to normalized production.
•Additionally, we implemented a temporary cost reduction plan for 2021 designed to significantly reduce operating expenses and general and administrative expenses. The majority of the operating expenses reduction was attributable to the temporary unit optimization at the Krotz Spring refinery, with additional reductions arising from other efforts such as targeted budgeting around outside contractor expenses and deferral of certain non-critical, non-capitalizable maintenance activities. Furthermore, both operating and general and administrative expenses were favorably impacted by a cumulative reduction in workforce, some of which were temporary.
•Finally, we elected to suspend dividends beginning in the fourth quarter 2020 in order to conserve capital. This has helped us maintain our liquidity and manage our cost of capital impacted by the Pandemic, as well as provided additional flexibility to pursue opportunities to provide value to investors with respect to our stock price, which we believe is undervalued.

68 |

Management's Discussion and Analysis
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
The extent to which our future results are affected by the COVID-19 Pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the Pandemic; additional actions by businesses and governments in response to the Pandemic, and the speed and effectiveness of responses to combat the virus and any new variants. The COVID-19 Pandemic, and the volatile regional and global economic conditions stemming from the Pandemic, could also exacerbate the risk factors identified in the "Risk Factors" section located in Item 1A. of this Annual Report on Form 10-K. The COVID-19 Pandemic may also materially adversely affect our results in a manner that is either not currently known or that we do not currently consider to be a significant risk to our business.
Regulatory Volatility
Our RINs cost and RINs Obligation (as defined in Note 11 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K) have been negatively impacted by increasing RINs prices during much of 2021 which resulted from the 2020 unfavorable ruling against companies previously granted the EPA's SREs under the RFS which governs RINs volume obligations for U.S. hydrocarbon refining companies, importers and blenders. Additionally, increased environmental regulatory activity in Washington, D.C. following the change in the presidential administration in January 2021 continued to put upward pressure on RIN prices. The 10th Circuit Court of Appeals ruling, which was subsequently appealed and (for the first half of the year) was waiting to be heard by the U.S. Supreme Court, stalled the approval of 2019 SRE applications already submitted (inclusive of 2019 SRE applications for each of our four refineries) and led to the postponement of 2020 SRE applications. Additionally, because of these delays and uncertainties, the EPA issued, by Final Rule, extensions on the compliance deadline under the RFS as well as the deadline for submission of the obligated party attestation reports as of December 31, 2020 that delayed the deadlines until future periods. In late June 2021, the U.S. Supreme Court overturned the 10th Circuit's previous ruling regarding RINs, resulting in market optimism that the stalled SRE applications from 2019, as well as new applications for 2020, might be granted, based on the published criteria. Market expectations that at least some SRE applications may be approved and/or that the EPA may reduce certain outstanding compliance requirements, resulted in an improvement in RINs prices during the third quarter of 2021. However, this expectation was dampened by the release of a proposed rule by the EPA in December 2021 which recommended revised volumetric rates for 2020 and, for the first time, introduced proposed rates for 2021 and 2022, and proposed denial of pending SRE petitions, noting that the proposed volumetric rate changes may be sufficient to render the granting of small refinery exemptions unnecessary based on the arguably inaccurate presumption that small refineries are not unduly burdened by the cost of RINs. The December 2021 Proposed Rule is still under comment and review and has not yet been finalized. Because of the delays and uncertainties, the EPA Issued, by Final Rule in February 2022, compliance and attestation reporting deadline extensions based on a formula that begins with the first reporting deadline that is at least 60 days after the 2019 RINs Obligation compliance requirements are made effective via Final Rule, with the 2020, 2021 and 2022 deadlines to occur at each successive quarterly reporting deadline. So if the 2019 compliance requirement is finalized in June 2022, it's reporting and attestation compliance deadline would be September 1, 2022, followed by the following deadlines for subsequent RINs Obligation years: 2020 - December 1, 2022; 2021 - March 31, 2023; 2022 - June 1, 2023.
Uncertainty remains regarding the likelihood of SREs being granted as well as the potential for EPA relief from certain compliance requirements. Additionally, uncertainty remains regarding the impact that proposed EPA rules, or future revisions to proposed rules, may have on RINs prices, which impact the determination of the fair value of our Net RINs Obligation, as well as the fair value of forward RIN commitment contracts. While we cannot know the outcome of our SRE applications, Delek has a history of being granted the waivers with most grants to the Krotz Springs and El Dorado refineries. As an example, in 2018, we were granted SREs for our Tyler, Krotz Springs and El Dorado refineries. Additionally, while our current Net RINs Obligation reflects current RINs market prices as of December 31, 2021, the financial statement impact, including both the income statement and net cash impact, of any future receipt of SRE(s) or future changes to enacted Renewable Volume Obligation rates, is not determinable because of the complexity of the Net RINs Obligation and related transactions, where such financial statement impact is dependent upon the following: (1) which refineries receive exemptions and/or the extent of enacted volumetric requirement changes; (2) the composition of the specific Net RINs Obligation (in terms of the vintages of RINs we currently own versus the waived RINs Obligation) and the related market prices at the date each exemption is granted or volumetric requirement change is enacted; (3) the composition of our RINs forward commitment contracts that may be settled or positions closed as a result of any exemption or enacted change and the related gains or losses; (4) the settlement requirements of related RINs product financing arrangements; and (5) the quantity of and dates at which excess RINs can be sold and the sales price (see also Note 11, Note 12 and Note 19 as well as our related accounting policies related to RINs included in Note 2 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K). We note that our total gross RINs Obligation for 2020 (which is the most recent period for which volumetric requirements have been enacted), for all four refineries, was approximately 340 million RINs, across all RIN categories. While receipt of any SREs could result in significant benefit, both in terms of income statement effect and cash flows, other enacted regulatory changes could impact our financial results in ways that we cannot currently anticipate.

69 |

Management's Discussion and Analysis
Delek's Response to Significant Uncertainties Associated with Regulatory Volatility
As discussed above, RFS activities and Renewable Volume Obligation requirements, and their impact on RIN prices, represent a significant risk which has, and could continue to, materially impact our financial results in ways that are currently uncertain. Our efforts to mitigate this risk include the following:
•Aggressively pursuing small refinery exemptions for all four of our refineries;
◦Immediately following the favorable U.S. Supreme Court ruling in June 2021, we undertook efforts to prepare 2020 SRE applications for our refineries and we submitted them in August 2021. We believe that RINs do significantly impact the crack spread capture at our refineries and therefore the original intent of SREs is still applicable and, likewise, that SREs should be granted to us. Furthermore, Delek has a history of being granted the waivers. Because EPA failed to decide Delek’s pending 2019 SRE petitions within the statutorily prescribed 90-day period, Delek filed suit against the Agency in federal district court in the District of Columbia. That case remains pending before the court.
•Actively monitoring EPA rule-making and RFS actions regarding volumetric requirements, remittance due dates, and deferral opportunities in order to make decisions about RINs inventory;
•Proactively monitoring our Net RINs Obligation position (inclusive of our RINs inventory portfolio), by vintage and RIN category, in order to make decisions about the purchase and sale of RINs, based on both a current and forward basis, and considering the risk of floating versus fixed pricing; and
•Incorporating into our strategic priorities activities designed to enhance incremental crack spread capture so that the impact of high RIN prices or RINs price volatility is diminished.
While there continues to be risk around the fair value of RINs Obligation that we incur and the RINs cost we recognize in our results of operations, we believe that our risk management activities around RINs are comprehensive. That said, because the RINs market is subject to factors outside of our control, there will continue to be risk that RINs cost could adversely affect our financial results. See additional discussion of the effect of RINs prices and volatility on our refining margins in the "Market Trends" section below.
Climate Change
Increasingly unstable environmental conditions and spontaneous extreme weather events are making it costlier and more difficult for oil and gas companies to operate in certain environments. Consequently, climate-change, and related current and proposed regulations, are directly and indirectly impacting industry bottom lines globally and in specific geographic areas where we operate. Current and proposed climate-change and environmental regulations, laws and government policies affect where and how companies invest, conduct their operations and formulate their products and, in some cases, limit their profits directly. There continues to be significant uncertainty around coming regulatory requirements, not just from an operational perspective, but also around what reporting requirements may be, as well as the associated cost. The SEC is currently considering its requirements for ESG reporting in the near term, which may include requirements that independent assurance be obtained and reported for ESG disclosures, similar to financial statement audit reports.
Delek's Response to Significant Uncertainties Associated with Climate Change
We remain committed to complying with all regulations, laws and government policies designed to curb the growing climate-change crisis. In 2021, the Company announced goals to reduce Scope 1 & 2 emissions by 34% through emission reductions and carbon offsets. This goal is aligned with both the IEA’s SDS and the Paris Accord’s goal of limiting warming to less than 2°C above pre-industrial levels. Using 2012 as our baseline, we plan to pursue the reductions via a combination of steps including, but not limited to: energy-efficient operational improvements; transitioning some refinery production away from transportation fuels and towards chemicals; renewable power purchases, when feasible, and offsets, when necessary; and previously executed facility shutdowns that were later divested Our pledge is the first step towards a long-term roadmap which we are seeking to align with the SBTI, to move Delek firmly in the direction of the carbon-neutral operating environment as envisioned by the Paris Accords.
We also continue to monitor the activities of the SEC as it works towards issuing reporting compliance rules around ESG and climate change, which includes consideration of framework and/or standards introduced by the Task Force on Climate-related Financial Disclosures ("TCFD") Sustainability Accounting Standards Board ("SASB"), so that we may ensure timely compliance with requirements as well as meaningful disclosure for our investors and stakeholders.
Talent Retention
It is widely reported that post-Pandemic talent retention has become a very real risk for companies that are looking forward to emerging from Pandemic conditions. According to a 2021 report by Achievers Workforce Institute, 52% of employees in North America will look for a new job in the near future, leading many to refer to the phenomenon as a “turnover tsunami” or the "Great Resignation." The Pandemic has caused changes in consumer behavior, in travel and also in the way we work. It has triggered a fundamental shift in the way many people view their lives and their relationships with employers, in a time when concern for the health and well-being of loved ones has been paramount. Additionally, the job market has changed. COVID-19-related fatalities have taken a toll on the talent pool, and the remaining workforce have shifted their views of what's important. Encouraged/forced retirement and workforce reductions during the height of the Pandemic pushed workers into different roles, while health concerns, flexibility needs and the success of remote working optionality have changed the way employees view work. Additionally, changing consumer behavior and demands during the Pandemic have fueled certain industries and decimated others, creating new demand for certain jobs and changing the market compensation for many.
As we look to 2022, we have identified certain key contributors to post-Pandemic talent retention risk which include the following:

70 |

Management's Discussion and Analysis
•Highly Competitive Labor Markets — in many of the markets where we operate, we recognize that there turnover rates are at historic highs, combined with low unemployment rates;
•Voluntary Underemployment or Unemployment — many workers have been forced into under- or unemployment during the Pandemic, and either have successfully adjusted to it or continue to have concerns about health and safety and/or caring for family members; and
•Evolving Employee Value Proposition Expectations — Rising wages and new expectations for working flexibility favor employers who are culturally responsive.
We have also identified the following potential consequences of failing to adequately to address the risk around retaining talent:
•Strategic Transformation Failure — failure to recruit and retain employees for roles necessary for specific organizational transformation objectives can contribute to delay or failure of the transformation;
•Cultural Disruption/Erosion — failure to retain team builders and talent with institutional knowledge can cause cultural disruption/erosion, leading to employees that feel less invested in the success of their teams and the company, and contributing to the risk of escalating turnover; and
•Loss of Agility Required for Sustainability — in a rapidly evolving economic landscape, agility is often dependent upon the talent and institutional knowledge of your employee force, and loss of that talent and knowledge can impact a company's ability to remain competitive and to achieve or maintain long-term sustainability.
Because of the pervasiveness of the risk, and that it is not specific to Delek, there remains significant uncertainty about the extent to which we may experience post-Pandemic talent attrition, and how workforce demands and expectations may continue to evolve on both a macro and micro level. Furthermore, there is significant uncertainty as to the impact of post-Pandemic talent attrition, in terms of the specific talent and institutional knowledge that may be lost and how that could impact our strategic transformation activities, our culture and our ability to remain agile. Failure to appropriately mitigate this risk, ultimately, could impair our long-term sustainability.
Delek's Response to Significant Uncertainties Associated with Post-Pandemic Talent Retention
We recognize that talent retention is a significant risk to the Company post-Pandemic, for all the reasons discussed above. Our efforts to mitigate this risk include the following:
•We have engaged consultants to benchmark our overall Enterprise Risk Management framework, and as a result, we have:
◦Identified Post-Pandemic Talent Retention ("PPTR") as one of the most critical emerging risks facing the Company; and
◦Identified the key drivers or post-Pandemic talent retention risk and potential consequences
•We have recently established a PPTR Task Force which has been charged with the following:
◦Drilling down on the potential consequences of failing to appropriately manage PPTR identified above and identify underlying drivers and risks specific to Delek;
◦Ranking each identified driver/risk to determine priority for mitigation activities; and
◦Identifying action plans for the mitigation activities, based on priorities
These efforts are incremental to our existing human capital programs, and are specifically designed to address the risks presented by the changing environment. Additionally, the PPTR Task Force is recently established, and its function and responsibilities will continue to evolve over time. That said, because the PPTR risk is subject to certain factors outside of our control, there will continue to be risk that our PPTR will not be sufficiently successful and that resulting turnover could indirectly result in an adverse effect on our financial results.
Other Significant Events
During February 2021, the Company experienced a severe weather event ("Winter Storm Uri"), at all the refineries, resulting in units being temporarily shut down and damages being incurred to parts of the facilities due to extreme freezing conditions. Due to the extreme freezing conditions, and despite the acceleration of planned and ongoing turnaround work at the El Dorado and Krotz Spring refineries (which provided some mitigation), we experienced reduced throughputs at our refineries as there was a disruption in the crude supply, increases in natural gas costs, as well as damages to various units at our refineries requiring additional operating and capital expenditures. Additionally, on February 27, 2021, our El Dorado refinery experienced a fire in its Penex unit, in which six Delek employees were injured. Our on-site emergency response team, with the assistance of the El Dorado Fire Department, extinguished the fire, and we immediately began to monitor the air quality within the refinery and the community. The incident was investigated by the OSHA and Chemical Safety Board and resulted in operational disruptions as well as property and casualty damages.
For the year ended December 31, 2021, we have recognized approximately $30.9 million ($23.9 million after-tax) of insurance recoveries related to property and casualty claims relating to the winter storm and the fire, $13.4 million of which related to replacement cost coverage on property losses and which helps offset corresponding capital expenditures, and the remaining $17.5 million of which relates to repairs and other operating expenses incurred in connection with our property and casualty damages. Additionally, during the first half of 2021, the fire and freeze events caused us to experience operational disruptions that significantly affected our results. While we cannot know what our EBITDA would have been, we submitted business interruption insurance claims for covered economic losses based on our insurance policies. For the three months and year ended December 31, 2021, we have recognized $9.9 million ($7.7 million after-tax) of business interruption insurance recoveries, which were recorded in other operating income on the consolidated statement of income. There are additional property and casualty claims, as well as business interruption claims, that are outstanding and still pending which are expected to be recognized in future quarters.

71 |

Management's Discussion and Analysis
Market Trends
Our results of operations are significantly affected by fluctuations in the prices of certain commodities, including, but not limited to, crude oil, gasoline, distillate fuel, biofuels, natural gas and electricity, among others. Historically, the impact of commodity price volatility on our refining margins (as defined in our "Non-GAAP Measures" in MD&A Item 7.), specifically as it relates to the price of crude oil as compared to the price of refined products and timing differences in the movements of those prices (subject to our inventory costing methodology), as well as location differentials, may be favorable or unfavorable compared to peers. Additionally, our refining margin profitability is impacted by regulatory factors, including the cost of RINs.
As we reflect on the macro environment in 2021,the economy continued to recover from the impact of the COVID-19 Pandemic, both globally and domestically. While the effects of recurrent COVID-19 variant mutations caused fluctuating travel restrictions, global chip shortages, supply chain challenges, and inflationary pressures in multiple parts of the world, these effects were generally less pronounced than in 2020, which was characterized by economic lockdowns and pervasive uncertainty about the viability and availability of vaccines. In the last several months, the availability of the COVID-19 vaccine across the U.S., as well as stabilizing trade relations with global partners, has led to improved stability in the U.S. capital markets and certain industry sectors. Crude oil markets experienced increasing levels of demand, which combined with intermittent constraints on supply, translated into a strong oil price recovery. We saw this in the recovery of WTI, which is the largest component of our crude slate, with an average price per barrel of $77.33 in the fourth quarter of 2021 (for Cushing barrels) compared to an average price of $42.63 in the fourth quarter of 2020. This translated into improved crack spreads and increases in CBOB gasoline prices, where the average 5-3-2 crack spread increased from $7.83 to $17.51 and where CBOB gasoline prices increased from an average of $1.17 to $2.22 in the fourth quarter of 2020 versus the fourth quarter of 2021, respectively. These increases reflect recoveries of prices to pre-Pandemic levels. That said, our refining operations are heavily dependent on Midland crude, because of our geographic footprint and gathering activities in Midland and surrounding Permian area. Thus, an unfavorable Midland differential compared to Cushing on WTI crude oil will have a negative impact on our results. The Midland differential was at an unfavorable premium for the latter half of 2020 through the third quarter 2021, and has just now flattened to near zero in the fourth quarter of 2021.
Other conditions impacting the macro-economic environment during 2021 included several events of unexpected severe weather. Violent storms, wildfires and extreme temperatures across the U.S. impacted travel, disrupted supply chain infrastructure and resulted in consumer losses of property and, in some cases, lives, which put pressure on the economy. Winter Storm Uri, which crippled much of Texas in February of 2021, impacted much of our network in the Permian Basin and Gulf Coast region, causing pipeline disruptions, power outages and constrained consumer travel. Additionally, 2021 ushered in both improvements in COVID-19 testing and vaccine distribution, but also a shift in regulatory sentiment. The changing regulatory landscape has renewed industry focus on climate change concerns and resulted in an acceleration of ESG efforts. While it has inspired expansion of technological investment in lower carbon-emission technologies such as renewables, green and blue hydrogen energy, as well as carbon capture, utilization and storage (“CCUS”) projects, it has also translated into delays in the EPA’s RFS activities with respect to proposing and finalizing volumetric requirements for Renewable Volume Obligations and granting small refinery exemptions, which in turn has had a significant impact on the prices of RINs. Unfavorable RINs prices can impact the capture of crack spreads, and can be especially impactful to small refineries, and we felt the squeeze of high RINs prices in our refining segment, particularly with respect to our Krotz Springs and El Dorado refineries.
The cost of energy also affects our macro-economic environment. During 2021, U.S. natural gas prices saw a brief spike in February during Winter Storm Uri, which strained natural gas supply and distribution and, likewise, the electricity markets in Texas and Oklahoma. Throughout most of the remainder of 2021, domestic natural gas demand outpaced growth in supply and contributed to sustained increases in natural gas prices. Additional factors, including increased exports triggered by unusually high international gas prices, as well as critical pipeline outages and the prices and availability of substitute fuels for power generation, put additional upward pressure on domestic natural gas prices. Domestically, U.S. Henry Hub natural gas prices rose dramatically to an average $3.86 per million British thermal units on a quarterly basis in 2021, up from $1.86 in 2020. International natural gas pricing was volatile despite following the traditional seasonal pattern, swinging from Pandemic-driven lows in 2020 to record highs around the world. The spike in natural gas prices in the first quarter of 2021 relating to Winter Storm Uri had a significant impact on our refining contribution margin, and the high natural gas prices continued to impact our crack spread capture for the remainder 2021. That said, we successfully employed commercial strategies to help mitigate the risk of extreme volatility in energy costs during much of the year, following that initial spike.
Looking Ahead to 2022
As we look ahead to 2022, we expect the global economic environment to continue to support growth, though both growth and stability may be constrained by building inflationary pressures. In February 2022, oil prices have surged toward $100 a barrel for the first time since 2014 which has the effect of both hampering growth and driving inflation. There is an expectation that the U.S. Federal Reserve and fellow central banks may make rate changes to combat the rising inflation. At the same time, inflation hits companies and consumers with higher costs for essentials like food, transportation and heat. In fact, the International Monetary Fund recently raised its forecast for global consumer price increases to an average 3.9% in advanced economies this year, up from 2.3%, and 5.9% in emerging and developing nations.
Additionally, military actions by Russia towards the Ukraine are causing significant consternation among NATO countries and across the global landscape, and could result in sanctions on Russia that could disrupt the global markets in ways that cannot yet be anticipated, but that could reduce Russian supply and create demand for domestic crude and refined product, and could also impact natural gas exports and domestic prices. The uncertainties surrounding future oil supply are compounded by conflicts in the Middle East, which resulted in damaged fuel storage

72 |

Management's Discussion and Analysis
facilities in Abu Dhabi and increases in oil production in countries such as Libya and Kazakhstan in response to blockades and other disruptions. Concerns about low oil inventories and potential supply disruptions have outweighed downward price pressure from China’s announcement that it will release crude oil from its national strategic stockpiles.
All of these contributing factors, combined with upward price pressures on natural gas, liquified natural gas ("LNG"), and coal energy are expected to increase the demand for hydrocarbon-based energy in 2022. Likewise, we expect continued improvements in crack spreads, driven by increased demand. Absent government intervention, industry analysts expect the Brent-WTI differential to be favorable for domestic exports in 2022, including the U.S. Gulf Coast region. However, the Midland-Cushing differential is not expected to improve significantly in 2022, due to overbuilt pipeline capacity despite an expectation for depleted Cushing inventory. However, significant export developments and other factors could quickly shift differentials to be more favorable to our Permian-heavy positioning. Meanwhile, in December 2021, the EPA proposed a rule to revise 2021 Renewable Volume Requirements and to suggest rates for 2022 and 2023. Additionally, the EPA has proposed views that such changes may be sufficient to render the granting of small refinery exemptions unnecessary, based on the arguably inaccurate presumption that small refineries are not unduly burdened by the cost of RINs. In any case, we will continue to pursue the small refinery exemptions. Furthermore, the establishment of volumes for two years may stabilize RIN prices, though they may continue to be higher than historical averages.
See below for further discussion on how certain key market trends impact our operating results.

Crude Prices
WTI crude oil represents the largest component of our crude slate at all of our refineries, and can be sourced through our gathering channels or optimization efforts from Midland, Texas or Cushing, Oklahoma or other locations.The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods over the past three years. As shown in the historical graph, WTI Midland crude prices can be favorable or unfavorable as compared to WTI Cushing. We manage our supply chain risk to ensure that we have the barrels to meet our crude slate consumption plan for each month through gathering supply contracts and throughput agreements on various strategic pipelines, some of which include those where we hold equity method investments. We manage market price risk on crude oil through financial derivative hedges, in accordance with our risk management strategies.
The chart below illustrates the average quarterly price of WTI Midland and WTI Cushing over the past three years.

73 |

Management's Discussion and Analysis

Crude Pricing Differentials
As U.S. crude oil production has increased over recent years, domestic refiners have benefited from the discount for WTI Cushing compared to Brent, a global benchmark crude. This generally leads to higher margins in our refineries, as refined product prices are influenced by Brent crude prices and the majority of our crude supply is WTI-linked. Because of our positioning in the Permian basin, including our access to significant sources of WTI Midland crude through our gathering system, we are even further benefited by discounts for WTI Midland/WTI Cushing differentials. When these discounts shrink or become premiums, our reliance on WTI-linked crude pricing, and specifically WTI Midland crude, can negatively impact our refining margins. Conversely, as these price discounts widen, so does our competitive advantage, created specifically by our access to WTI Midland crude sourced through our gathering systems.
The chart below illustrates the key differentials impacting our refining operations, including WTI Cushing to Brent, WTI Midland to WTI Cushing, and LLS to WTI Cushing over the past three years.

Crude Oil Premium (Discount)
(Average per Barrel)
$7.49
$7.26
$4.18
$3.80
$2.06
$1.53
$1.58
$1.51
$2.15
$1.85
$0.92
$1.06
$0.92
$—
$0.15
$0.44
$0.87
$0.22
$0.20
$(1.17)
$(2.24)
$(0.28)
$(0.06)
$(0.05)
$(8.96)
$(8.64)
$(5.63)
$(5.52)
$(4.91)
$(4.32)
$(2.47)
$(2.55)
$(3.26)
$(2.89)
$(2.56)
$(2.43)
Q1 2019
Q2 2019
Q3 2019
Q4 2019
Q1 2020
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Q4 2021
WTI Cushing-Brent
WTI Midland-WTI Cushing
LLS-WTI Cushing

Refined Product Prices
We are impacted by refined product prices in two ways: (1) in terms of the prices we are able to sell our refined product for in our refining segment, and (2) in terms of the cost to acquire the refined products to meet Refining production shortfalls (e.g., when we have outages), or to acquire refined fuel products we sell to our wholesale customers in our logistics segment and at our convenience stores in our retail segment. These prices largely depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation.
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

74 |

Management's Discussion and Analysis
The charts below illustrate the quarterly average prices of Gulf Coast Gasoline (CBOB), HSD and ULSD over the past three years.

Crack Spreads
Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks/crude oil and the resultant refined products. Generally, a crack spread represents the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel.
The table below reflects the quarterly average Gulf Coast 5-3-2 ULSD, 3-2-1 ULSD and 2-1-1 HSD/LLS crack spreads for each of the quarterly periods over the past three years. As the chart illustrates, the 3-2-1 crack spread has consistently outperformed the 5-3-2 and the 2-1-1 crack spreads. When market conditions consist of near-capacity throughputs and no significant outages, our Big Spring refinery, whose benchmark is the 3-2-1 crack spread, should outperform our other refineries in terms of refining margin, which are benchmarked against either the 5-3-2 or the 2-1-1 crack spreads.

75 |

Management's Discussion and Analysis

RIN Volatility
Environmental regulations and the political environment continue to affect our refining margins in the form of volatility in the price of RINs. On a consolidated basis, we work to balance our RINs Obligation in order to minimize the effect of RINs prices on our results. While we obtain RINs in our refining and logistics segments through our ethanol and biodiesel blending and generate RINs through biodiesel production, our refining segment still must purchase additional RINs to satisfy its obligations. Additionally, our ability to obtain RINs through blending is limited by our refined product slate, blending capabilities and market constraints. The cost to purchase these additional RINs is a significant cash outflow for our business. Additionally, increases in the market prices of RINs generally adversely affect our results of operations through changes in fair value to our existing RINs Obligation, to the extent we do not have offsetting RINs inventory on hand or effective economic hedges through net forward purchase commitments. RINs prices are highly sensitive to regulatory and political influence and conditions, and therefore often do not correlate to movements in crude oil prices, refined product prices or crack spreads. Furthermore, RINs prices are impacted by market expectations regarding whether the EPA may grant SREs. The unfavorable 2020 SRE judicial rulings, as well as the changes in regulatory sentiment following the presidential administration change, have caused significant increases in RINs prices to all-time highs in 2021. Because of the volatility in RINs prices, it is not possible to predict future RINs cost with certainty, and movements in RINs prices can have significant and unanticipated adverse effects on our refining margins that are outside of our control.
The chart below illustrates the volatility in RINs over the past three years.

76 |

Management's Discussion and Analysis

Energy Costs
Energy costs are a significant element of our Refining contribution margin and can significantly impact our ability to capture crack spreads, with natural gas representing the largest component. Natural gas prices are driven by supply-side factors such as amount of natural gas production, level of natural gas in storage and import and export activity, while demand-side factors include variability of weather, economic growth and the availability and price of other fuels. Refiners and other large-volume fuel consumers may be more or less susceptible to volatility in natural gas prices depending on their consumption levels as well as their capabilities to switch to more economical sources of fuel/energy. Additionally, geographic location of facilities make consumers vulnerable to price differentials of natural gas available at different supply hubs. Within Delek’s geographic footprint, we source the majority of our natural gas from the Gulf Coast, and secondarily from the Permian, coinciding with the physical locations of our refineries. We manage our risk around natural gas prices by entering into variable and fixed-price supply contracts in both the Gulf and Permian Basin or by entering into derivative hedges based on forecasted consumption and forward curve prices, as appropriate, in accordance with our risk policy.
The charts below illustrate the quarterly average prices of Waha (Permian Basin) and Henry Hub (Gulf Coast) over the past three years.

77 |

Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions):

Summary Statement of Operations Data (1)	Year Ended December 31,
	2021	2020
Net revenues	$10,648.2	$7,301.8
Total operating costs and expenses (2)	10,778.6	8,029.8
Operating loss (2)	(130.4)	(728.0)
Total non-operating expenses, net	102.6	35.1
Loss before income tax benefit	(233.0)	(763.1)
Income tax benefit	(62.5)	(192.7)
Net loss	(170.5)	(570.4)
Net income attributed to non-controlling interests	33.0	37.6
Net loss attributable to Delek	$(203.5)	$(608.0)
(1) This information is presented at a summary level for your reference. See the Consolidated Statements of Income included in Item 8.Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for more detail regarding our results of operations and net loss per share.
(2) For the year ended December 31, 2021, we recorded an immaterial cumulative correction relating to prior periods to capitalize manufacturing overhead costs that should have been included in refining finished goods totaling $21.5 million. The impact of the balance sheet error correction would not have been material to the prior periods presented and is not material to total inventory or to beginning retained earnings. Of that amount, $14.0 million was recognized as a reduction of operating expenses and $7.5 million was recognized as a reduction of depreciation in the refining segment.

We report operating results in three reportable segments:
•Refining
•Logistics
•Retail
Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment contribution margin.
Results of Operations
Consolidated Results of Operations — Comparison of the Year Ended December 31, 2021 versus the Year Ended December 31, 2020
Net Loss
Consolidated net loss for the year ended December 31, 2021 was $170.5 million compared to $570.4 million for the year ended December 31, 2020. Consolidated net loss attributable to Delek for the year ended December 31, 2021 was $203.5 million, or $(2.75) per basic share, compared to $608.0 million, or $(8.26) per basic share, for the year ended December 31, 2020. Explanations for significant drivers impacting net loss as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
We generated net revenues of $10,648.2 million and $7,301.8 million during the years ended December 31, 2021 and 2020, respectively, an increase of $3,346.4 million, or 45.8%. The increase in net revenues was primarily due to the following:
•in our refining segment, increases in the average price of U.S. Gulf Coast gasoline of 85.2%, ULSD of 69.5%, and HSD of 65.1%;
•in our logistics segment, increases in the average sales prices per gallon of gasoline and diesel sold in our West Texas marketing operations, as well increased revenues associated with agreements executed in the year 2020, partially offset by decreased throughputs primarily due to the impact of Winter Storm Uri; and
•in our retail segment, increases in fuel sales primarily attributable to a 42.4% increase in average price charged per gallon sold.

78 |

Management's Discussion and Analysis
Total Operating Costs and Expenses
Cost of Materials and Other
Cost of materials and other was $9,739.6 million for the year ended December 31, 2021, compared to $6,841.2 million for 2020, an increase of $2,898.4 million, or 42.4%. The net increase in cost of materials and other primarily related to the following:
•an increase in the cost of crude oil feedstocks at the refineries, including a 70.7% increase in the average cost of WTI Cushing crude oil and a 71.3% increase in the average cost of WTI Midland crude oil;
•increases in average RINs costs during the year ended December 31, 2021 compared to the year ended December 31, 2020;
•increases in the average cost per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations; and
•an increase in retail fuel cost of materials and other primarily attributable to a 51.6% increase in average cost per gallon sold.
Such increases were partially offset by the following:
•an increase in commodity hedging gains to a loss of $51.7 million recognized during the year ended December 31, 2021 from a loss of $87.5 million recognized during the year ended December 31, 2020;
•the benefit (expense) of $22.3 millions related to the change in pre-tax inventory valuation recognized during the year ended December 31, 2021 compared to $(29.2) millions recognized during the year ended December 31, 2020.
Operating Expenses
Operating expenses (included in both cost of sales and other operating expenses) were $595.6 million for the year ended December 31, 2021 compared to $559.8 million in 2020, an increase of $35.8 million, or 6.4%. The increase in operating expenses was primarily driven by the following:
•an increase in variable expenses primarily associated with higher natural gas costs during the February 2021 severe freezing conditions that affected most of the regions where we operate and higher natural gas pricing during the third quarter of 2021; and
•increases in employee and outside services costs in our logistics segment due to terminating certain cost cutting measures previously implemented in response to the Pandemic.
Such increases were partially offset by the following:
•a one-time favorable adjustment of $14.0 million in the third quarter of 2021 to reflect the cumulative adjustment to capitalize manufacturing overhead in refining finished goods inventory.
General and Administrative Expenses
General and administrative expenses were $229.4 million for the year ended December 31, 2021 compared to $248.3 million in 2020, a decrease of $18.9 million, or 7.6%. The decrease was primarily driven by the following:
•a decrease in employee expenses partially due to additional severance costs incurred in prior year and suspension of matching contributions to our 401(k) plan for the first half of 2021 while the plan was still in place during the year ended December 31, 2020; and
•a decrease in contract services due to additional legal and consulting services associated with the drop downs in prior year and cost reduction measures.
Depreciation and Amortization
Depreciation and amortization (included in both cost of sales and other operating expenses) was $264.6 million and $267.6 million for the years ended December 31, 2021 and 2020, respectively, a decrease of $3.0 million, or 1.1%.
Other Operating Income, Net
Other operating income, net was $50.6 million and $13.1 million for the years ended December 31, 2021 and 2020, respectively, an increase of $37.5 million, primarily due to following:
•a gain of $23.3 million from property and casualty and business interruption insurance recoveries associated with losses incurred from Winter Storm Uri and the El Dorado fire; and
•a $21.8 million increase in gains from our trading derivatives
Such increase was partially offset by $10.8 million gain on the underlying commodity related tie the Strategic Petroleum Reserve financial asset during the prior year period.

79 |

Management's Discussion and Analysis
Non-Operating Expenses, Net
Interest Expense
Interest expense was $137.2 million in the year ended December 31, 2021, compared to $129.0 million for 2020, an increase of $8.2 million, or 6.4% primarily due to the following:
•an increase in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $80.6 million during the year ended December 31, 2021 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the year ended December 31, 2020; and
•an increase in the average effective interest rate of 0.16% during the year ended December 31, 2021 compared to the year ended December 31, 2020 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding).
Results from Equity Method Investments
We recognized income from equity method investments of $18.3 million for the year ended December 31, 2021, compared to $30.3 million for the year ended December 31, 2020, a decrease of $12.0 million. This decrease was primarily driven by the following:
•decrease in income from our logistics' equity method investments due to lower volumes as the impact of the February 2021 Winter Storm Uri was pervasive across all of our equity method investments' pipeline systems; and
•a decrease in income from our investment in W2W Holdings LLC to a loss of $17.7 million during the year ended December 31, 2021 from a loss of $8.5 million in the year ended December 31, 2020.
Other
During the year ended December 31, 2021, we recognized a receivable of $27.5 million, $20.9 million of which is included as a gain in other income, related to payment to be received from a loan buy-out agreement between Wink to Webster Pipeline LLC and the Company. Refer to Note 6 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.
During the year ended December 31, 2020, we recognized a gain of $56.8 million on the sale of our non-operating refinery located in Bakersfield, California. See Note 3 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Income Taxes
Income tax benefit decreased $130.2 million resulting in net benefit of $62.5 million during the year ended December 31, 2021 compared to the same period for 2020, primarily driven by the following:
•pre-tax loss of $233.0 million compared to $763.1 million for the years ended December 31, 2021 and 2020, respectively;
•2020 federal net operating loss carryback to a prior 35% tax rate year creating a 14% rate arbitrage and $16.8 million benefit in 2020;
•the reversal of a valuation allowance attributable to book-tax basis differences in partnership investments reported as a discrete benefit in the first quarter of 2020, versus a net increase in valuation allowance on certain state tax attributes in 2021; offset by
• exclusion of impairment of goodwill expense in 2020 which reduced taxable benefit.
Refer to Note 14 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information.

A detailed discussion of the fiscal year 2020 compared to year-over-year changes from fiscal year 2019 can be found in Part II, Item 7. Management's Discussion and Analysis, "Results of Operations", of our 2020 Annual Report on Form 10-K, filed on March 1, 2021.

80 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

Refining Segment Margins
	Year Ended December 31,
	2021	2020
Net revenues	$9,956.0	$5,817.7
Cost of materials and other	9,439.5	5,745.5
Refining Margin	516.5	72.2
Operating expenses (excluding depreciation and amortization) (1)	434.1	402.7
Contribution margin (1)	$82.4	$(330.5)
Contribution margin percentage	0.8%	(5.7)%
(1) As of December 31, 2021, we recorded an immaterial cumulative correction relating to prior periods to capitalize manufacturing overhead costs that should have been included in refining finished goods totaling $21.5 million . The impact of the balance sheet error correction resulted in a reduction in operating expenses of $14.0 million during the year ended December 31, 2021, and would not have been material to the prior periods presented.

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
Additionally, our margins are impacted by the pricing differentials of the various types and sources of crude oil we use at our refineries and their relation to product pricing. Our crude slate is predominantly comprised of WTI crude oil. Therefore, favorable differentials of WTI compared to other crude will favorably impact our operating results, and vice versa. Additionally, because of our gathering system presence in the Midland area and the significant source of crude specifically from that region into our network, a widening of the WTI Cushing less WTI Midland spread will favorably influence the operating margin for our refineries. Alternatively, a narrowing of this differential will have an adverse effect on our operating margins. Global product prices are influenced by the price of Brent which is a global benchmark crude. Global product prices influence product prices in the U.S. As a result, our refineries are influenced by the spread between Brent and WTI Midland. The Brent less WTI Midland spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of WTI Midland crude oil. A widening of the spread between Brent and WTI Midland will favorably influence our refineries' operating margins. Also, the Krotz Springs refinery is influenced by the spread between Brent and LLS. The Brent less LLS spread represents the differential between the average per barrel price of Brent and the average per barrel price of LLS crude oil. A discount in LLS relative to Brent will favorably influence the Krotz Springs refinery operating margin.
Finally, Refining contribution margin is impacted by regulatory costs associated with the cost of RINs as well as energy costs, including the cost of natural gas. In periods of unfavorable regulatory sentiment or uncertainty regarding the possibility of SREs, RINs prices can increase at higher rates than crack spreads, or even when crack spreads are declining. This can be particularly impactful on smaller refineries, where the operating cost structure does not have as much scalability as larger refineries. Additionally, volatility in energy costs, which are captured in our operating expenses and impact our Refining contribution margin, can significantly impact our ability to capture crack spreads, with natural gas representing the most significant component. Within Delek’s geographic footprint, we source the majority of our natural gas from the Gulf Coast, and secondarily from the Permian, and we do not currently have the capability at our refineries to switch our energy consumption to utilize alternative sources of fuel. For this reason, unfavorable Gulf Coast (Henry Hub) differentials can impact our crack spread capture.

81 |

Management's Discussion and Analysis
The cost to acquire the refined fuel products we sell to our wholesale customers in our logistics segment and at our convenience stores in our retail segment largely depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation.
In addition to the above, it continues to be a strategic and operational objective to manage price and supply risk related to crude oil that is used in refinery production, and to develop strategic sourcing relationships. For that purpose, from a pricing perspective, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. We also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs of our credits for commitments required by the EPA to blend biofuels into fuel products ("RINs Obligation"). Additionally, from a sourcing perspective, we often enter into purchase and sale contracts with vendors and customers or take physical or financial commodity positions for crude oil that may not be used immediately in production, but that may be used to manage the overall supply and availability of crude expected to ultimately be needed for production and/or to meet minimum requirements under strategic pipeline arrangements, and also to optimize and hedge availability risks associated with crude that we ultimately expect to use in production. Such transactions are inherently based on certain assumptions and judgments made about the current and possible future availability of crude. Therefore, when we take physical or financial positions for optimization purposes, our intent is generally to take offsetting positions in quantities and at prices that will advance these objectives while minimizing our positional and financial statement risk. However, because of the volatility of the market in terms of pricing and availability, it is possible that we may have material positions with timing differences or, more rarely, that we are unable to cover a position with an offsetting position as intended. Such differences could have a material impact on the classification of resulting gains/losses, assets or liabilities, and could also significantly impact refining contribution margin.

82 |

Management's Discussion and Analysis

Refinery Statistics
	Year Ended December 31,
	2021	2020
Tyler, TX Refinery
Days in period	365	366
Total sales volume - refined product (average barrels per day) (1)	71,016	74,075
Products manufactured (average barrels per day):
Gasoline	35,782	40,031
Diesel/Jet	27,553	29,220
Petrochemicals, LPG, NGLs	1,957	2,794
Other	1,503	1,461
Total production	66,795	73,506
Throughput (average barrels per day):
Crude Oil	65,205	67,868
Other feedstocks	1,971	6,112
Total throughput	67,176	73,980
Total refining revenue ($ in millions)	$2,337.4	$1,432.2
Cost of materials and other ($ in millions)	2,169.5	1,331.7
Total refining margin ($ in millions)	$167.9	$100.5
Per barrel of refined product sales:
Tyler refining margin	$6.48	$3.71
Direct operating expenses	$3.91	$3.45
Crude Slate: (% based on amount received in period)
WTI crude oil	90.8%	92.0%
East Texas crude oil	9.0%	8.0%
Other	0.2%	—%

El Dorado, AR Refinery
Days in period	365	366
Total sales volume - refined product (average barrels per day) (1)	70,182	75,992
Products manufactured (average barrels per day):
Gasoline	32,004	35,480
Diesel	24,777	28,429
Petrochemicals, LPG, NGLs	1,078	1,772
Asphalt	6,352	6,687
Other	646	789
Total production	64,857	73,157
Throughput (average barrels per day):
Crude Oil	62,067	70,385
Other feedstocks	3,580	2,979
Total throughput	65,647	73,364
Total refining revenue ($ in millions)	$2,387.7	$1,788.8
Cost of materials and other ($ in millions)	2,345.5	1,809.3
Total refining margin ($ in millions)	$42.2	$(20.5)
Per barrel of refined product sales:
El Dorado refining margin	$1.65	$(0.74)
Operating expenses	$3.81	$3.81
Crude Slate: (% based on amount received in period)
WTI crude oil	49.0%	52.3%
Local Arkansas crude oil	18.5%	17.8%
Other	32.5%	29.9%

83 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Year Ended December 31,
	2021	2020
Big Spring, TX Refinery
Days in period	365	366
Total sales volume - refined product (average barrels per day) (1)	71,930	65,508
Products manufactured (average barrels per day):
Gasoline	35,640	32,340
Diesel/Jet	25,284	23,283
Petrochemicals, LPG, NGLs	3,712	3,183
Asphalt	1,475	1,685
Other	1,404	1,119
Total production	67,515	61,610
Throughput (average barrels per day):
Crude oil	68,038	61,428
Other feedstocks	843	1,078
Total throughput	68,881	62,506
Total refining revenue ($ in millions)	$2,561.3	$1,531.7
Cost of materials and other ($ in millions)	2,375.3	1,497.2
Total refining margin ($ in millions)	$186.0	$34.5
Per barrel of refined product sales:
Big Spring refining margin	$7.08	$1.44
Operating expenses	$4.57	$4.33
Crude Slate: (% based on amount received in period)
WTI crude oil	71.0%	67.0%
WTS crude oil	29.0%	33.0%

Krotz Springs, LA Refinery
Days in period	365	366
Total sales volume - refined product (average barrels per day) (1)	65,992	61,302
Products manufactured (average barrels per day):
Gasoline	26,170	20,615
Diesel/Jet	21,387	20,422
Heavy Oils	719	418
Petrochemicals, LPG, NGLs	5,170	2,223
Other	7,895	13,512
Total production	61,341	57,190
Throughput (average barrels per day):
Crude Oil	55,321	53,875
Other feedstocks	5,912	4,126
Total throughput	61,233	58,001
Total refining revenue ($ in millions)	$2,674.9	$1,266.6
Cost of materials and other ($ in millions)	2,550.2	1,296.3
Total refining margin ($ in millions)	$124.7	$(29.7)
Per barrel of sales:
Krotz Springs refining margin	$5.18	$(1.32)
Operating expenses	$4.20	$3.97
Crude Slate: (% based on amount received in period)
WTI Crude	65.3%	70.1%
Gulf Coast Sweet Crude	34.3%	29.1%
Other	0.4%	0.8%

(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.

84 |

Management's Discussion and Analysis
Included in the refinery statistics above are the following inter-refinery and sales to other segments:

Inter-refinery Sales
	Year Ended December 31,
(in barrels per day)	2021	2020

Tyler refined product sales to other Delek refineries	1,636	2,010
El Dorado refined product sales to other Delek refineries	866	924
Big Spring refined product sales to other Delek refineries	1,502	1,356
Krotz Springs refined product sales to other Delek refineries	150	190

Refinery Sales to Other Segments
	Year Ended December 31,
(in barrels per day)	2021	2020

Tyler refined product sales to other Delek segments	463	1,623
El Dorado refined product sales to other Delek segments	9	94
Big Spring refined product sales to other Delek segments	22,174	22,601
Krotz Springs refined product sales to other Delek segments	2,927	362

Pricing Statistics (average for the period presented)
	Year Ended December 31,
	2021	2020

WTI — Cushing crude oil (per barrel)	$68.11	$39.89
WTI — Midland crude oil (per barrel)	$68.55	$40.02
WTS — Midland crude oil (per barrel)	$68.29	$39.96
LLS (per barrel)	$69.60	$41.56
Brent (per barrel)	$70.96	$43.24

U.S. Gulf Coast 5-3-2 crack spread (per barrel) - utilizing HSD	$12.14	$5.87
U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$16.62	$8.18
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$17.79	$8.70
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$10.41	$4.65

U.S. Gulf Coast Unleaded Gasoline (per gallon)	$2.02	$1.09
Gulf Coast Ultra low sulfur diesel (per gallon)	$2.02	$1.19
U.S. Gulf Coast high sulfur diesel (per gallon)	$1.75	$1.06
Natural gas (per One Million British Thermal Units ("MMBTU")	$3.73	$2.13

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

85 |

Management's Discussion and Analysis
Refining Segment Operational Comparison of the Year Ended December 31, 2021 versus the Year Ended December 31, 2020
Net Revenues
Net revenues for the refining segment increased $4,138.3 million, or 71.1%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by the following:
•increase in the average price of U.S. Gulf Coast gasoline of 85.2%, ULSD of 69.5%, and HSD of 65.1%; and
•increases in sales volumes of refined and purchased product of 0.7 million and 1.6 million barrels, respectively.
Net revenues included sales to our retail segment of $355.7 million and $220.0 million, sales to our logistics segment of $321.9 million and $203.8 million and sales to our other segment of $110.1 million and $30.8 million for the years ended December 31, 2021 and 2020, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Cost of materials and other increased $3,694.0 million, or 64.3%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily driven by the following:
•increases in the cost of WTI Cushing crude oil, from an average of $39.89 per barrel to an average of $68.11, or 70.7%;
•increases in the cost of WTI Midland crude oil, from an average of $40.02 per barrel to an average of $68.55, or 71.3%; and
•increases in RINs costs from an average cost per RIN of $0.44 and $0.64 for ethanol and biodiesel RINs, respectively during the year ended December 31, 2020 to an average of $1.31 and $1.50 during the year ended December 31, 2021.
These increases were partially offset by the following:
•the benefit (expense) of $23.6 million related to the change in pre-tax inventory valuation recognized during the year ended December 31, 2021 compared to $(29.4) million recognized during the year ended December 31, 2020.

86 |

Management's Discussion and Analysis
Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to MVCs. These costs and fees were $367.9 million and $339.1 million during the years ended December 31, 2021 and 2020, respectively. We eliminate these intercompany fees in consolidation.

Refining Margin
Refining margin increased by $444.3 million, or 615.4%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, with a refining margin percentage of 5.2% as compared to 1.2% for the years ended December 31, 2021 and 2020, respectively, primarily driven by the following:
•a 106.8% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 104.5% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery), and a 123.9% improvement in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery); and
•an increase in reversal benefit of inventory valuation reserve during the year 2021 compared to the prior year period.
These increases were partially offset by the following:
•increases in average RINs costs during the year ended December 31, 2021 compared to the year ended December 31, 2020.

87 |

Management's Discussion and Analysis

WTI Premium (Discounts)
(Average per barrel)
$(2.78)
$(0.02)
$(0.15)
$1.49
$(3.54)
$0.13
$(0.07)
$1.67
2021
2020
Year Ended December 31
WTI Cushing-Brent
WTI Midland-WTI Cushing
WTI Cushing-WTS
LLS-WTI Cushing

Operating Expenses
Operating expenses increased $31.4 million, or 7.8%, in the year ended December 31, 2021, compared to year ended December 31, 2020. The increase in operating expenses was primarily driven by the following:
•an increase in utilities costs primarily associated with higher natural gas costs during the February 2021 related to Winter Storm Uri and pricing increases in the later half of 2021; and
•an increase in catalyst costs due to increased production at the refineries.
Such increases were offset by the following:
•a one-time favorable adjustment of $14.0 million in the third quarter of 2021 to reflect the cumulative adjustment to capitalize manufacturing overhead in refining finished goods inventory.

Contribution Margin
Contribution margin increased by $412.9 million, or a 6.5% improvement in contribution margin percentage, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the following:
•an increase in refining margin primarily driven by an overall increase in the average crack spreads, partially offset by higher percentage of purchased product sold and increase in average RINs cost.
Such increase was offset by the following:
•an increase in operating expenses of $31.4 million, or 7.8%.

88 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Logistics Contribution Margin and Operating Information
	Year Ended December 31,
	2021	2020
Net revenues	$700.9	563.4
Cost of materials and other	384.4	269.1
Operating expenses (excluding depreciation and amortization)	60.8	56.2
Contribution margin	$255.7	$238.1
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	68,497	71,182
Big Spring wholesale marketing throughputs (average bpd)	78,370	76,345
West Texas wholesale marketing throughputs (average bpd)	10,026	11,264
West Texas wholesale marketing margin per barrel	$3.72	$2.37
Terminalling throughputs (average bpd) (2)	138,301	147,251
Throughputs (average bpd):
Lion Pipeline System:
Crude pipelines (non-gathered)	65,335	74,179
Refined products pipelines to Enterprise Systems	48,757	53,702
SALA Gathering System	14,460	13,466
East Texas Crude Logistics System	22,647	15,960
Permian Gathering System (3)	80,285	82,817
Plains Connection System	124,025	104,770
(1) Excludes jet fuel and petroleum coke.
(2) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, El Dorado and North Little Rock, Arkansas terminals and Memphis and Nashville, Tennessee terminals.
(3) Throughputs for the Permian Gathering System and the Plains Connection System are for the approximately 275 days we owned the assets following the Big Spring Gathering Assets Acquisition effective March 31, 2020.

Logistics revenue is largely based on fixed-fee or tariff rates charged for throughput volumes running through our logistics network, where many of those volumes are contractually protected by MVCs. To the extent that our logistics volumes are not subject to MVCs, our Logistics revenue may be negatively impacted in periods where are customers are experiencing economic pressures or reductions in demand for their products. Additionally, certain of our throughput arrangements contain deficiency credit provisions that may require us to defer excess MVC fees collected over actual throughputs to apply toward MVC deficiencies in future periods. With respect to our equity method investments in pipeline joint ventures, our earnings from those investments (which is based on our pro rata ownership percentage of the joint venture's recognized net income or loss) are directly impacted by the operations of those joint ventures. Items impacting the joint venture net income (loss) may include (but is not limited to) the following: long-term throughput contractual arrangements and related MVCs and, in some cases, deficiency credit provisions; the demand for walk-up nominations; applicable rates or tariffs; long-lived asset or other impairments assessed at the joint venture level; and pipeline releases or other contingent liabilities. With respect to our West Texas marketing activities, our profitability is dependent upon the cost of landed product versus the rack price of refined product sold. Our logistics segment is generally protected from commodity price risk because inventory is purchased and then immediately sold at the rack.

89 |

Management's Discussion and Analysis
Logistics Segment Operational Comparison of the Year Ended December 31, 2021 versus the Year Ended December 31, 2020
Net Revenues
Net revenues increased by $137.5 million, or 24.4%, in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily driven by the following:
•increased revenues associated with agreements executed in connection with Permian Gathering System and Delek Trucking acquisitions, which were effective March 31, 2020 and May 1, 2020, respectively. Refer to Note 5 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information.
•increased revenues at our Big Springs Refinery Crude Pipeline, as a result of new contracts executed in the second quarter of 2020; and
•increases in the average sales prices per gallon of gasoline and diesel sold, partially offset by decreases in the average sales volume of gasoline and diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.78 per gallon and $0.83 per gallon, respectively; and
◦the average volumes of gasoline sold decreased by 10.5 million gallons, offset by 8.8 million decrease of diesel gallons sold.
Such increases were partially offset by the following:
•decreases in throughputs due to the impact of the severe freezing conditions that affected most of the regions where we operate resulting in lower volumes outside of contractual MVCs during the year ended December 31, 2021 when compared to the year ended December 31, 2020; and
•decreases in throughputs at the Paline pipeline due to scheduled pipeline maintenance.
Net revenues included sales to our refining segment of $417.0 million and $377.7 million for the years ended December 31, 2021 and 2020, respectively, and sales to our other segment of $1.8 million and $2.1 million for the years ended December 31, 2021 and 2020, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Cost of materials and other for the logistics segment increased by $115.3 million, or 42.8%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily driven by the following related to our West Texas marketing operations:
•the average cost per gallon of gasoline and diesel sold increased by $0.83 per gallon and $0.80 per gallon, respectively; and
•the average volumes of gasoline and diesel sold decreased by 10.5 million gallons and 8.8 million gallons, respectively.
Our logistics segment purchased product from our refining segment of $321.9 million and $203.8 million for the years ended December 31, 2021 and 2020, respectively. We eliminate these intercompany costs in consolidation.

90 |

Management's Discussion and Analysis

West Texas
Finished Product Cost
(Average per gallon)
$2.10
$2.09
$1.27
$1.29
2021
2020
Year Ended December 31
Gasoline
ULSD

Operating Expenses
Operating expenses increased by $4.6 million, or 8.2%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the following:
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

Contribution Margin
Contribution margin increased by $17.6 million, or 7.4%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the following:
•an increase in gross margin of $1.35 per barrel in our West Texas marketing operations; and
•increases in revenues associated with agreements executed in connection with the Permian Gathering System and Delek Trucking acquisitions.
Such increases were partially offset by the following:
•a decrease in gasoline and diesel volumes sold in our West Texas marketing operations; and
•an increase in operating expenses.

91 |

Management's Discussion and Analysis

Retail Segment
The tables below sets forth certain information concerning our retail segment operations (gross sales $ in millions):

Retail Contribution Margin and Operating Information
	Year Ended December 31,
	2021	2020
Net revenues	$797.4	681.7
Cost of materials and other	635.6	523.6
Operating expenses (excluding depreciation and amortization)	89.8	90.5
Contribution margin	$72.0	$67.6

Operating Information
	Year Ended December 31,
	2021	2020
Number of stores (end of period)	248	253
Average number of stores	248	253
Average number of fuel stores	243	248
Retail fuel sales	$480.9	$357.9
Retail fuel sales (thousands of gallons)	166,959	176,924
Average retail gallons per average number of stores (in thousands)	688	715
Average retail sales price per gallon sold	$2.88	$2.02
Retail fuel margin ($ per gallon)(1)	$0.341	$0.347
Merchandise sales (in millions)	$316.4	$323.8
Merchandise sales per average number of stores (in millions)	$1.3	$1.3
Merchandise margin %	33.2%	31.0%

Same-Store Comparison (2)
	Year Ended December 31,
	2021	2020

Change in same-store retail fuel gallons sold	(5.3)%	(17.3)%
Change in same-store merchandise sales	(1.8)%	6.2%
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

92 |

Management's Discussion and Analysis
Retail Segment Operational Comparison of the Year Ended December 31, 2021 versus the Year Ended December 31, 2020
Net Revenues
Net revenues for the retail segment increased by $115.7 million, or 17.0%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the following:
•an increase in total fuel sales which were $480.9 million for the year ended December 31, 2021 compared to $357.9 million for 2020, primarily attributable to a $0.86 increase in average price charged per gallon sold, slightly offset by a decrease in total retail fuel gallons sold; and
•slightly offset by a decrease in merchandise sales to $316.4 million for the year ended December 31, 2021 compared to $323.8 million for 2020, primarily driven by the same-store sales decrease of (1.8)%.

93 |

Management's Discussion and Analysis
Cost of Materials and Other
Cost of materials and other for the retail segment increased by $112.0 million, or 21.4%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the following:
•an increase in average cost per gallon of $0.86 or 51.6% applied to fuel sales volumes that decreased period over period.
Our retail segment purchased finished product from our refining segment of $355.7 million and $220.0 million for the years ended December 31, 2021 and 2020, respectively. We eliminate this intercompany cost in consolidation.

Operating Expenses
Operating expenses for the retail segment decreased by $0.7 million, or 0.8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Contribution Margin
Contribution margin for the retail segment increased by $4.4 million, a 6.5% increase in contribution margin percentage, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the following:
•an improvement in merchandise margin percentage of 2.2%, partially offset by 2.3% decrease in merchandise sales; and
•an increase in fuel sales due to $0.86 increase in sales price, offset by a decrease in average fuel margin of $0.006 per gallon applied to lower fuel sales volumes.

94 |

Management's Discussion and Analysis
Liquidity and Capital Resources
Sources of Capital
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At December 31, 2021 our total liquidity amounted to $2.2 billion comprised primarily of $729.6 million in unused credit commitments under the Delek Revolving Credit Facility (as defined in Note 10 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K), $592.0 million in unused credit commitments under the DKL Credit Facility (as defined in Note 10 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K) and $856.5 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends and fund operational capital expenditures. In response to the COVID-19 Pandemic and the decline in oil prices, on November 5, 2020, we announced that we elected to suspend dividends in order to conserve capital. Other funding sources including borrowings under existing credit agreements and issuance of equity and debt securities have been utilized to meet our funding requirements and support our growth capital projects and acquisitions. In addition we have historically been able to source funding at terms that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at terms that are sustainable and profitable for the Company. However, there can be no assurances regarding the availability of any future debt or equity financings or whether such financings can be made available on terms that are acceptable to us; any execution of such financing activities will be dependent on the contemporaneous availability of functioning debt or equity markets. Additionally, new debt financing activities will be subject to the satisfaction of any debt incurrence limitation covenants in our existing financing agreements. Our debt limitation covenants in our existing financing documents are usual and customary for credit agreements of our type and reflective of market conditions at the time of their execution. Additionally, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including the current COVID-19 Pandemic and oil prices, some of which are beyond our control.
During 2021 and through the date of this Annual Report, the COVID-19 Pandemic has had a significant negative impact on economic conditions in the U.S., and a particularly severe impact on the oil and gas industry because of the significant impact the Pandemic has had on motor and air travel. As previously discussed at length in the 'Executive Summary and Strategic Overview' Section of Management's Discussion and Analysis, we have identified several uncertainties and related risks associated with the current and potential future effects of the Pandemic, including increased uncertainty and risk associated with our ability to manage liquidity and capital resources. As a result, and while it's always a critical area of focus, we have dedicated significant efforts throughout 2021 to monitoring and evaluating the evolving uncertainties around liquidity and capital resources and implementing measures and plans to mitigate and manage the associated risk. Here are some of our most significant areas of focus:
•We have focused on required maintenance and regulatory projects as well as strategically-timed turnaround activities. As a result, we were able to reduce our capital expenditures to $227.1 million during the year ended December 31, 2021, compared to our initial full-year forecast included in our December 31, 2020 Annual Report on Form 10-K of $239.6 million;
•The temporary suspension of growth and non-essential projects (particularly in Refining) provided us with the opportunity to shift our focus to process improvement initiatives, cost control measures, and opportunities for innovation, which has improved our ability to control costs in terms of operating expenses and critical capital projects, all of which also favorably impact our cash position and provide a longer term foundation for increased operational effectiveness;
•Throughout 2021, we continued to monitor credit and liquidity of our key customers, which already go through a stringent and ongoing credit evaluation as part of our internal controls, and we have been able to successfully maintain our collection efforts without significant losses or write-offs. As part of this effort, we also continue to monitor our customers, as well as vendors, for any areas of concentration that could put us at undue risk, and have experienced no significant deterioration in credit or concentration risks that warrant disclosure;
•We continued executing on our strategy of divesting of non-strategic or underperforming assets. We made significant divestitures of underperforming stores in Retail during 2019 and in 2020 we focused on executing a transaction to divest our remaining non-operating refinery located in Bakersfield, California. See further discussion in Note 3 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K;
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

95 |

Management's Discussion and Analysis
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
•We have examined our discretionary uses of cash, including our stock repurchase activities and dividend distribution payments, both of which are designed to provide a return on shareholder value in times of favorable economic conditions and operating results, but which can actually weaken shareholder value in times of economic distress and downward pressure on our operating results if such activities diminish our ability to appropriately manage and mitigate the heightened risk. As a result of this examination, beginning in the second quarter 2020, we have temporarily suspended the repurchase of shares. Additionally, on November 5, 2020, we announced that we have elected to suspend dividends indefinitely beginning in the fourth quarter of 2020. Both of these decisions have the immediate benefit of conserving capital. Depending on market conditions, we may make the decision to resume share repurchases which may take priority over future dividends or growth capital; and
•Finally, we are always evaluating our existing sources of capital and considering the feasibility and potential advantages of strategic transactions and capital markets opportunities that could expand our sources of liquidity and strengthen our flexibility, while balancing the comparative cost of capital, the incremental leverage risk, as well as the potential transactional risk on our core business and infrastructure. We are pleased that, despite the challenging environment, we have continued to successfully manage our liquidity and available sources of capital during 2021 through strategic transactions such as the following:
◦By monetizing assets (including financial assets such as RINs inventories), where the cost of capital is not cost-prohibitive compared to the liquidity considerations, through product financing arrangements; and
◦By taking advantage of credit opportunities and favorable investment markets, where appropriate. The most significant of these transactions executed during 2021 were as follows:
▪On May 24, 2021, Delek Logistics and Finance Corp. issued $400.0 million in aggregate principal amount 7.125% Senior Notes due 2028 (the "Delek Logistics 2028 Notes”) at par, requiring semi-annual interest payments in arrears on each June 1 and December 1, commencing on December 31, 2021. See further discussion in Note 9 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
▪In December 2021, we initiated a program to monetize a portion of our ownership in Delek Logistics under a Rule 10b5-1 program to sell up to 434,590 common limited partner units, which helped us to not only capture $2.1 million (pre-tax) tangible value to date in the Delek valuation but also serves to improve the liquidity of the Delek Logistics units without diluting the overall market capitalization of Delek Logistics. See further discussion in Note 5 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
As a result of these efforts, and despite the devastating economic effects of the Pandemic on our industry, we have maintained a strong cash position with capital resources flexibility that positions us well as we look forward to the expected economic recovery from the Pandemic, where crack spread forecasts and forward curves indicate the market's expectation for significant recovery in 2022 and stabilization by 2023. We believe we have sufficient financial resources from the above sources to meet our funding requirements in the next 12 months, including working capital requirements, quarterly cash distributions for Delek Logistics public unitholders, and planned capital expenditures. However, if market conditions were to change, for instance due to the significant decline in oil prices or uncertainty created by the COVID-19 Pandemic, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be unfavorably impacted.
As of December 31, 2021, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Logistics Credit Facility (see further discussion in Note 10 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K). After considering the current effect of the significant decline in oil prices and uncertainty created by the COVID-19 Pandemic on our operations, we currently expect to remain in compliance with our existing debt maintenance covenants, though we can provide no assurances, particularly if conditions significantly worsen beyond our ability to predict. Additionally, we were in compliance with incurrence covenants during the quarter ended December 31, 2021 to the extent that any of our activities triggered these covenants. However, given the uncertainty around economic conditions arising from the COVID-19 Pandemic, it is at least reasonably possible that conditions could change significantly, and that such changes could adversely impact our ability to meet some of these incurrence based covenants, in the event that our activities would warrant testing these covenants. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may resume paying dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to): available borrowings under our existing Wells Fargo Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Credit Facility (see further discussion in Note 10 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K); the allowance to incur an additional $200 million of secured debt under the Wells Fargo Term Loan Credit Facility (see further discussion in Note 10 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks or joint ventures, as otherwise contemplated and allowed under our incurrence covenants.

96 |

Management's Discussion and Analysis
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Year Ended December 31,
	2021	2020
Cash Flow Data:
Operating activities	$371.4	$(282.9)
Investing activities	(178.4)	(191.3)
Financing activities	(124.0)	306.4
Net increase (decrease)	$69.0	$(167.8)

Cash Flows from Operating Activities
Net cash used in operating activities was $371.4 million for the year ended December 31, 2021, compared to cash used of $282.9 million for the comparable period of 2020. Cash receipts from customers and cash payments to suppliers and for salaries increased resulting in a net $660.5 million increase in cash from operating activities. Partially offsetting these increases in cash provided were an increase in cash paid for debt interest of $1.6 million, an increase in income taxes paid of $0.6 million and a decrease in dividends received of $4.0 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $178.4 million for the year ended December 31, 2021, compared to $191.3 million in the comparable period of 2020. The increase in cash flows used in investing activities was primarily due to distributions received in the prior year from our WWP Project Financing JV to return excess capital contributions made in the amount of $69.3 million and proceeds of $39.9 million from the sale of the Bakersfield refinery in the prior year for which there was no comparable activity in the current year period.
These increases in cash used in investing activities were partially offset by a decrease in cash purchases of property, plant and equipment which decreased from $269.4 million in 2020, to $222.2 million in 2021, partially attributable to delaying non-essential projects in light of the COVID-19 Pandemic. Additionally, equity method investment contributions decreased $29.5 million primarily due to contributions made related to our Red River Pipeline Joint Venture and WWP Project Financing JV (each as defined in Note 6 of our accompanying consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K) for $12.2 million and $18.9 million, respectively, during the year ended December 31, 2020. During the year ended December 31, 2021, we contributed $1.4 million related to our Red River Pipeline Joint Venture and $0.3 million related to our WWP Project Financing JV.
Cash Flows from Financing Activities
Net cash used in financing activities was $124.0 million for the year ended December 31, 2021, compared to cash provided of $306.4 million in the comparable 2020 period. This decrease in cash provided was predominantly due to net payments on long-term revolvers and term debt of $132.0 million during the year ended December 31, 2021, compared to net proceeds of $275.3 million in the comparable 2020 period. Additionally, net proceeds from product financing arrangements decreased to $38.5 million for the year ended December 31, 2021 compared to $169.1 million in the comparable 2020 period.
Such decreases were partially offset by increases of $69.1 million due to suspension of dividends in the fourth quarter of 2020 and $28.9 million due to the repurchase of non-controlling interest in the prior year period with no comparable activity in the current year.
Cash Position and Indebtedness
As of December 31, 2021, our total cash and cash equivalents were $856.5 million and we had total long-term indebtedness of approximately $2,218.0 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $10.5 million and $18.7 million, respectively. Additionally, we had letters of credit issued of approximately $270.4 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $1,321.6 million. The decrease of $130.4 million in total long term indebtedness as of December 31, 2021 compared to the prior year resulted primarily from net repayments under the Delek Logistics Credit Facility and other term debt in 2021. As of December 31, 2021, our total long-term indebtedness consisted of the following:
•an aggregate principal amount of $1,260.0 million under the Term Loan Credit Facility, due on March 30, 2025, with effective interest of 3.53%;
•an aggregate principal amount of $29.2 million in outstanding borrowings under the Delek Hapoalim Term Loan, due on December 31, 2022, with effective interest of 3.67%;
•an aggregate principal amount of $258.0 million under the Delek Logistics Credit Facility, due on September 28, 2023, with average borrowing rate of 2.46%;
•an aggregate principal amount of $250.0 million under the Delek Logistics 2025 Notes, due in 2025, with effective interest rate of 7.20%;
•an aggregate principal amount of $400.0 million under the Delek Logistics 2028 Notes, due in 2028, with effective interest rate of 7.41%;

97 |

Management's Discussion and Analysis
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
Additionally, we also utilize other financing arrangements to finance operating assets and/or, from time to time, to monetize other assets that may not be needed in the near term, when internal cost of capital and other criteria are met. Such arrangements include our supply and offtake arrangements, which finance a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs or other non-inventory product financing liabilities. Our supply and offtake obligation with J. Aron amounted to $487.5 million at December 31, 2021, $330.4 million of which is due on December 30, 2022, except that a portion (not to exceed $28.6 million, net of the $(10.0) million settlement threshold) of this otherwise long-term component is subject to potential earlier payment under the Periodic Price Adjustment provision. See Note 9 of the our accompanying consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information about our supply and offtake facilities. Our product financing liabilities consisted primarily of RIN financings as of December 31, 2021, and totaled $249.6 million, all of which is due in the next 12 months. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our accompanying consolidated financial statements included Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Contractual Obligations and Commitments" section included in Item 7. Management's Discussion and Analysis.
Debt Ratings
We receive debt ratings from the major ratings agencies in the U.S. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, commodity pricing levels, our liquidity, asset quality, reserve mix, debt levels and seniorities, cost structure, planned asset sales and production growth opportunities.
There are no “rating triggers” in any of our contractual debt obligations that would accelerate scheduled maturities should our debt rating fall below a specified level. However, a downgrade could adversely impact our interest rate on any credit facility implementations and the ability to economically access debt markets in the future. Additionally, any rating downgrades may increase the likelihood of us having to post additional letters of credit or cash collateral under certain contractual arrangements.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for 2021, by segment, as well as planned capital expenditures for 2022 by operating segment and major category (in millions):

	Year Ended December 31,
	2022 Forecast	2021 Actual
Refining
Sustaining maintenance, including turnaround activities	$83.1	$170.6
Regulatory	12.6	1.8
Discretionary projects	11.8	0.2
Refining segment total	107.5	172.6
Logistics
Regulatory	8.1	2.2
Sustaining maintenance	3.8	4.7
Discretionary projects	59.0	20.4
Logistics segment total	70.9	27.3
Retail
Regulatory	—	—
Sustaining maintenance	3.6	2.8
Discretionary projects	31.4	2.3
Retail segment total	35.0	5.1
Corporate and Other
Regulatory	3.4	4.9
Sustaining maintenance	26.6	11.8
Discretionary projects	10.0	5.4
Other total	40.0	22.1
Total capital spending	$253.4	$227.1

98 |

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
Cash Requirements
Long-Term Cash Requirements Under Contractual Obligations
Information regarding our known cash requirements under contractual obligations of the types described below as of December 31, 2021, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable obligations	$92.2	$284.0	$1,471.0	$400.0	$2,247.2
Interest(1)	92.0	170.7	74.5	42.8	380.0
Operating lease commitments(2)	65.6	97.6	50.9	40.5	254.6
Purchase commitments(3)	968.0	—	—	—	968.0
Product financing agreements(4)	249.6	—	—	—	249.6
Transportation agreements(5)	169.2	266.2	273.9	299.7	1,009.0
J. Aron supply and offtake obligations (6)	345.5	—	—	—	345.5
Total	$1,982.1	$818.5	$1,870.3	$783.0	$5,453.9
(1) Expected interest payments on debt outstanding at December 31, 2021. Floating interest rate debt is calculated using December 31, 2021 rates. For additional information, see Note 10 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2021.
(3) We have purchase commitments to secure certain quantities of crude oil, finished product and other resources used in production at both fixed and market prices. We have estimated future payments under the market-based agreements using current market rates. Excludes purchase commitments in buy-sell transactions which have matching notional amounts with the same counterparty and are generally net settled in exchanges.
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
(6) Balances consists of contractual obligations under the J. Aron Supply and Offtake Agreements, including annual fees and principal obligation for the Baseline Volume Step-Out Liability. For additional information, see Note 9 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Other Cash Requirements
Our material short-term cash requirements under contractual obligations are presented above, and we expect to fund the majority of those requirements with cash flows from operations, with the exception of the supply and offtake obligations, which are expected to be refinanced. Our other cash requirements consisted of operating activities and capital expenditures. Operating activities include cash outflows related to payments to suppliers for crude and other inventories (which are largely reflected in our contractual purchase commitments in the table above) and payments for salaries and other employee related costs. Cash outlays in the first quarter of 2022 are planned to include incentive compensation payments that were earned and accrued in 2021. In line with our Long-term Sustainable strategy, future cash requirements will include initiatives to build on our long term sustainable business model, ESG initiatives and digital transformation.
Refer to the cash flow section for our operating activities spend in 2021. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity.
Refer to the 'Capital Spending' section for our capital expenditures for 2021 and our anticipated cash requirements for planned capital expenditures for 2022.

99 |

Management's Discussion and Analysis
Critical Accounting Estimates
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
In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We may consider inputs such as a market participant weighted average cost of capital ("WACC"), forecasted crack spreads, gross margin, capital expenditures, and long-term growth rate based on historical information and our best estimate of future forecasts, all of which are subject to significant judgment and estimates. We may also consider a market approach in determining or corroborating the fair values of the reporting units using a multiple of expected future cash flows, such as those used by third-party analysts. The market approach involves significant judgment, including selection of an appropriate peer group, selection of valuation multiples, and determination of the appropriate weighting in our valuation model. If these estimates and assumptions change in the future, due to factors such as a decline in general economic conditions, sustained decrease in the crack spreads, competitive pressures on sales and margins and other economic and industry factors beyond management's control, an impairment charge may be required. The most significant risks to our valuation and the potential future impairment of goodwill are the WACC and the volatility of the crack spread, which is based on the crude oil and the refined product markets. The crack spread is often unpredictable and may negatively impact our results of operations in ways that cannot be anticipated and that are beyond management's control. Additionally, rising interest rates (which often occur in under inflationary conditions) may also adversely impact our WACC. A higher WACC, all other things being equal, will result in a lower valuation using a discounted cash flow model, which is an income approach. Therefore, rising interest rates can cause a reporting unit to become impaired when, in a lower interest rate environment, it may not be.
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
We performed a qualitative assessment on the reporting units in our logistics segment for the years ended December 31, 2021, 2020 and 2019, which did not result in an impairment charge nor did our analysis reflect any reporting units at risk.
Our quantitative assessment of goodwill performed on the reporting units in our refining and retail segments during the fourth quarter of 2021, resulted in no impairment during the year ended December 31, 2021. There was $126.0 million impairment during the year ended December 31, 2020 and no impairment in 2019. As part of our assessment, the aggregate fair value of all reporting units have been reconciled to our market capitalization for reasonableness. Each of the reporting units have a fair value that is substantially in excess of its carrying value, with the exception of the Krotz Springs refinery ("KSR") reporting unit.
Given the relatively small cushion for the KSR reporting unit, we performed a sensitivity analysis on our impairment test noting the following:

	(in millions)		Sensitivity
	Goodwill Balance at 2021 Annual Assessment Date	% Estimated Fair Value exceeds Carrying Value	Increase in WACC that could cause impairment (1)
KSR	$212.2	<10%	1.5%-2.0%

	(1) Assumes no other changes in any of the key assumptions.

100 |

Management's Discussion and Analysis

Details of remaining goodwill balances by segment are included in Note 17 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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

101 |

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
•Refined product margin - calculated as the difference between net revenues attributable to refined products (produced and purchased) and related cost of materials and other (which is applicable to both the refining segment and the West Texas wholesale marketing activities within our logistics segment); and
•Refining margin per barrels sold - calculated as refining margin divided by our average refining sales in bpd (excluding purchased barrels) multiplied by 1,000 and multiplied by the number of days in the period.
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
Non-GAAP Reconciliations
The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin

Refining Segment
	Year Ended December 31,
	2021	2020	2019
Net revenues	$9,956.0	$5,817.7	$8,798.5
Cost of sales	10,072.3	6,346.5	8,154.9
Gross margin	(116.3)	(528.8)	643.6
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	434.1	402.7	492.4
Depreciation and amortization	198.7	198.3	134.3
Refining margin	$516.5	$72.2	$1,270.3

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
We maintain, at both company-owned and third-party facilities, inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At December 31, 2021 and 2020, we held approximately 5.0 million and 3.8 million barrels, respectively, of crude and product inventories associated with the Tyler refinery valued under the last-in, first-out ("LIFO") valuation method, with an average cost of $65.56 and $52.50 per barrel, respectively. At December 31, 2021 and 2020, the excess of replacement cost over the carrying value of refinery inventories was $68.4 million and $3.4 million, respectively. At December 31, 2021 and 2020, we held approximately 8.7 million and 9.1 million barrels, respectively, of crude and product inventories associated with the El Dorado, Big Spring and Krotz Springs refineries valued under the first-in, first-out ("FIFO") valuation method, with an average cost of $81.04 and $49.31 per barrel, respectively. In periods of declining crude oil and refined product pricing, market prices may decline to a level below the average cost of our inventories. At December 31, 2021, we recorded a pre-tax inventory valuation reserve of $8.8 million, none of which related to LIFO inventory. At December 31, 2020, we recorded a pre-tax

102 |

Management's Discussion and Analysis
inventory valuation reserve of $31.1 million, of which $30.3 million related to LIFO inventory, which is subject to reversal in subsequent periods, not to exceed LIFO cost, when those physical inventory quantities are sold. For the years ended December 31, 2021, 2020 and 2019, we recognized net inventory valuation (losses) gains of $(8.8) million, $(31.1) million and $37.6 million, respectively, which were recorded as a component of cost of materials and other in the consolidated statements of income.
From time to time, we also may enter into forward purchase or sale derivative contracts for trading purposes (primarily in our Canadian business) and, as a result, may have trading investment commodities on hand related to the purchased inventory. Such derivative contracts and related investment commodities are recorded at fair value and subject to pricing risk each period with changes in fair value reflected in other operating income, net in the profit and loss section of our consolidated financial statements. For the years ended December 31, 2021, 2020 and 2019, all of our forward purchase and sales contracts that were accounted for as derivative instruments consisted of contracts related to our Canadian trading activities.
Price Risk Management Activities
At times, we enter into the following instruments/transactions in order to manage our market-indexed pricing risk: commodity derivative contracts which we use to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production; and future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs obligations and meet the definition of derivative instruments under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging ("ASC 815"). In accordance with ASC 815, all of these commodity contracts and future purchase commitments are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our consolidated financial statements. Occasionally, at inception, the Company will elect to designate the commodity derivative contracts as cash flow hedges under ASC 815. Gains or losses on commodity derivative contracts accounted for as cash flow hedges are recognized in other comprehensive income on the consolidated balance sheets and, ultimately, when the forecasted transactions are completed in net revenues or cost of materials and other in the consolidated statements of income.
The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are presented separately below), as of December 31, 2021 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2022	2023	2024	2025	2026
Contracts not designated as hedging instruments:
Crude oil price swaps - long(1)	$21.0	22,529,000	25,929,000	—	—	—	—
Crude oil price swaps - short(1)	(27.2)	16,488,000	20,038,000	—	—	—	—
Inventory, refined product and crack spread swaps - long(1)	51.6	67,591,000	52,791,000	14,800,000	—	—	—
Inventory, refined product and crack spread swaps - short(1)	(50.2)	69,393,000	54,593,000	14,800,000	—	—	—
Natural gas swaps - short (3)	—	1,320,000	1,320,000	—	—	—	—
RINs commitment contracts - long(2)	1.4	13,325,000	—	—	—	—	—
RINs commitment contracts - short(2)	(0.5)	3,000,000	—	—	—	—	—
Total	$(3.9)	193,646,000	154,671,000	29,600,000	—	—	—
(1) Volume in barrels (2) Volume in RINs (3) Volume in MMBTU

Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $1,547.2 million as of December 31, 2021. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of December 31, 2021 would be to change interest expense by approximately $15.5 million.
LIBOR Transition
LIBOR is a commonly used indicative measure of the average interest rate at which major global banks could borrow from one another. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR discontinued the reporting of certain LIBOR rates on December 31, 2021, and has publically announced that it intends to discontinue all USD LIBOR rates after June 2023. Certain of our agreements use LIBOR as a “benchmark” or “reference rate” for various terms. Some agreements contain an existing LIBOR alternative. Where there is not an alternative, we expect to replace the LIBOR benchmark with an alternative reference rate. While we do not expect the transition to an alternative rate to have a significant impact on our business or operations, it is possible that the move away from LIBOR could materially impact our borrowing costs on our variable rate indebtedness.

103 |

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
The following table sets forth information relating to trading commodity derivative contracts as of December 31, 2021 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2022	2023	2024	2025	2026
Crude oil price swaps - long(1)	$21.9	3,400,000	3,400,000	—	—	—	—
Crude oil price swaps - short(1)	(2.2)	3,550,000	3,550,000	—	—	—	—
Crude forward contracts- long(1)	152.6	2,406,412	2,406,412	—	—	—	—
Crude forward contracts- short(1)	(157.3)	2,468,481	2,468,481	—	—	—	—
Total	$15.0	11,824,893	11,824,893	—	—	—	—
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

104 |

Controls and Procedures, and Other Information
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2021, we maintained effective internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report, which is included in the section beginning on page F-1.
The information required by Item 8 is incorporated by reference to the section beginning on page F-1.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

105 |

Directors, Executive Officers, Corporate Governance and Security Ownership

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors Governance Guidelines, our charters for our Audit, Compensation, Technology Committee, Nominating and Corporate Governance and Environmental, Health and Safety Committees and our Code of Business Conduct & Ethics covering all employees, including our principal executive officer, principal financial officer, principal accounting officer and controllers, are available on our website, www.DelekUS.com, under the "About Us - Corporate Governance" caption.  A print copy of any of these documents will be mailed upon a written request made by a stockholder to the Corporate Secretary, Delek US Holdings, Inc. 7102 Commerce Way, Brentwood, Tennessee 37027. We intend to disclose any amendments to or waivers of the Code of Business Conduct & Ethics on behalf of our Chief Executive Officer, Chief Financial Officer and persons performing similar functions on our website, at www.DelekUS.com, under the "Investor Relations" caption, promptly following the date of any such amendment or waiver.
The information required by Item 401 of Regulation S-K regarding directors will be included under "Election of Directors" in the definitive Proxy Statement for our Annual Meeting of Stockholders expected to be held May 3, 2022 (the "Definitive Proxy Statement"), and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Item 405 of Regulation S-K will be included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement and is incorporated herein by reference.  The information required by Items 406, 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference.
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

106 |

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
3.Exhibits - See below.

107 |

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

3.2		Amended and Restated Bylaws of Delek US Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on May 7, 2021.
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

4.4		Form of 7.125% Senior Note due 2028 (incorporated by reference to Exhibit 4.2 of the Partnership’s Form 8-K filed on May 26, 2021).
4.5	#	Description of Common Stock
10.1	*#	Form of Indemnification Agreement for Directors and Officers.
10.2(a)	*
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

10.2(c)	*
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

108 |

Financial Statements and Schedules

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

10.8(c)	*	Second Amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan, effective May 5, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on May 8, 2020).
10.8(d)	*	Third Amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form S-8 filed on June 10, 2021)
10.8(e)	*
General Terms and Conditions for Restricted Stock Unit Awards to Executive Officers and Directors under the 2016 Delek US Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on August 5, 2016).

10.8(f)	*
General Terms and Conditions for Stock Appreciation Right Awards to Executive Officers and Directors under the 2016 Delek US Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed on August 5, 2016).

10.8(g)	*
Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29(c) to the Company’s Form 10-K filed February 28, 2017).

10.8(h)	*	Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29(d) to the Company’s Form 10-K filed February 28, 2017).
10.9(a)	*
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

10.10	*
Amended and Restated Executive Employment Agreement, dated as of May 8, 2020, by and between Delek US Holdings, Inc. and Ezra Uzi Yemin (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 8, 2020).

10.11	*
Executive Employment Agreement, effective August 6, 2018, by and between Delek US Energy, Inc. and Louis LaBella (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K filed on March 1, 2019).

10.12	*
Executive Employment Agreement, dated August 1, 2020, by and between Delek US Holdings, Inc. and Reuven Spiegel (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 7, 2020).

10.13
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

109 |

Financial Statements and Schedules

10.14
Marketing Agreement, dated as of March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, and for the limited purposes specified therein, Delek US (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on March 26, 2018).

10.15(a)
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

10.15(b)
Amendment No. 1 to Term Loan Credit Agreement, dated as of October 26, 2018 by and among Delek US Holdings, Inc., as borrower, the guarantors thereto, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2019).

10.15(c)
First Incremental Amendment to Term Loan Credit Agreement, dated as of May 22, 2019, by and among Delek US Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 29, 2019).

10.15(d)
Second Incremental Amendment to Term Loan Credit Agreement, dated as of November 12, 2019, by and among Delek US Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2019).

10.15(e)
Third Incremental Amendment to Term Loan Credit Agreement, dated as of May 19, 2020, among Delek US Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 21, 2020).

10.16(a)
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

10.16(b)
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

10.16(c)
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

10.16(d)	Third Amendment to Second Amended and Restated Credit Agreement, dated October 18, 2019 (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K filed on February 28, 2020).
10.16(e)	Fourth Amendment to Second Amended and Restated Credit Agreement, dated December 18, 2019 (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K filed on February 28, 2020).
10.17
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

10.18
Throughput and Deficiency Agreement, dated and effective as of March 31, 2020, by and between Lion Oil Trading & Transportation, LLC and DKL Permian Gathering, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 6, 2020).

10.19
Transportation Services Agreement, dated May 15, 2020 and effective as of May 1, 2020, between Delek Refining, Ltd., Lion Oil Company and DKL Transportation, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 18, 2020).

10.20
Third Amended and Restated Supply and Offtake Agreement, dated as of April 7, 2020, between J. Aron & Company LLC and Alon Refining Krotz Springs, Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q filed on August 7, 2020).

10.21
Third Amended and Restated Master Supply and Offtake Agreement, dated as of April 7, 2020, among J. Aron & Company LLC, Lion Oil Company and Lion Oil Trading & Transportation, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-Q filed on August 7, 2020).

110 |

Financial Statements and Schedules

10.22
Letter Agreement, dated as of December 21, 2020 by and between J. Aron & Company LLC, Lion Oil Company, and Lion Oil Trading & Transportation, LLC (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K filed on March 1, 2021)

10.23
Third Amended and Restated Supply and Offtake Agreement, dated as of April 7, 2020, between J. Aron & Company LLC and Alon USA, LP (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q filed on August 7, 2020)

10.24	*
Consulting Agreement, dated as of November 3, 2020, by and between Delek US Holdings, Inc. and Frederec Green (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed on March 1, 2021).

10.25	* #	Executive Employment Agreement, effective February 3, 2021, by and between Delek US Holdings, Inc. and Denise McWatters.
10.26	* #	Executive Employment Agreement, effective March 1, 2021, by and between Delek US Holdings, Inc. and Todd O’Malley.
21.1	#	Subsidiaries of the Registrant.
23.1	#	Consent of Ernst & Young LLP.
31.1	#	Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
31.2	#	Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
32.1	##	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Delek US Holdings, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019 and (vi) Notes to Consolidated Financial Statements.

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

111 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Consolidated Financial Statements
As of December 31, 2021 and 2020 and
For Each of the Three Years Ended December 31, 2021, 2020 and 2019

F-1 |

Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Delek US Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Delek US Holdings, Inc. (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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

F-2 |

Financial Statements and Schedules

Evaluation of Goodwill for Impairment
Description of the Matter
At December 31, 2021, the Company’s goodwill was $729.7 million and represented approximately 11% of total assets. As discussed in Notes 2 and 18 of the consolidated financial statements, goodwill is reviewed at the reporting unit level for impairment at least annually or more frequently if events or changes in circumstances indicate the goodwill might be impaired. The Company performs its annual goodwill impairment assessment in the fourth quarter of each year. The Company evaluates the recoverability of goodwill by comparing the carrying amount of each reporting unit to its estimated fair value. The estimated fair value of each reporting unit is determined using a combination of a discounted cash flow analysis based upon projected financial information and a multiple of expected future cash flows, such as those used by third-party analysts.

Auditing management’s annual goodwill impairment analysis for reporting units within the Refining segment requires significant judgment, as the valuation includes subjective estimates and assumptions in determining the estimated fair value of the reporting units. In particular, the discounted cash flow analysis is sensitive to significant assumptions such as the weighted average cost of capital and the estimate of future cash flows including the related gross margin. The market approach involves significant judgment involved in the selection of the appropriate valuation multiples.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls relating to the valuation of the reporting units within the Refining Segment in the goodwill impairment analysis process. For example, we tested controls over management’s review of the significant inputs and assumptions used in determining the reporting unit fair values.

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
February 25, 2022

F-3 |

Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Delek US Holdings, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delek US Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Nashville, Tennessee
February 25, 2022

F-4 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$856.5	$787.5
Accounts receivable, net	776.6	527.9
Inventories, net of inventory valuation reserves	1,176.1	727.7
Other current assets	126.0	256.4
Total current assets	2,935.2	2,299.5
Property, plant and equipment:
Property, plant and equipment	3,645.4	3,519.5
Less: accumulated depreciation	(1,338.1)	(1,152.3)
Property, plant and equipment, net	2,307.3	2,367.2
Operating lease right-of-use assets	208.5	182.0
Goodwill	729.7	729.7
Other intangibles, net	102.7	107.8
Equity method investments	344.1	363.6
Other non-current assets	100.5	84.3
Total assets	$6,728.0	$6,134.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,695.3	$1,144.0
Current portion of long-term debt	92.2	33.4
Obligation under Supply and Offtake Agreements	487.5	129.2
Current portion of operating lease liabilities	53.9	50.2
Accrued expenses and other current liabilities	797.8	546.4
Total current liabilities	3,126.7	1,903.2
Non-current liabilities:
Long-term debt, net of current portion	2,125.8	2,315.0
Obligation under Supply and Offtake Agreements	—	224.9
Environmental liabilities, net of current portion	109.5	107.4
Asset retirement obligations	38.3	37.5
Deferred tax liabilities	196.4	255.5
Operating lease liabilities, net of current portion	152.0	131.8
Other non-current liabilities	31.8	33.7
Total non-current liabilities	2,653.8	3,105.8
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 91,772,080 shares and 91,356,868 shares issued at December 31, 2021 and 2020, respectively	0.9	0.9
Additional paid-in capital	1,206.5	1,185.1
Accumulated other comprehensive loss	(3.8)	(7.2)
Treasury stock, 17,575,527 shares, at cost, as of December 31, 2021 and 2020, respectively	(694.1)	(694.1)
Retained earnings	318.2	522.0
Non-controlling interests in subsidiaries	119.8	118.4
Total stockholders’ equity	947.5	1,125.1
Total liabilities and stockholders’ equity	$6,728.0	$6,134.1
See accompanying notes to the consolidated financial statements

F-5 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Consolidated Statements of Income
(In millions, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Net revenues	$10,648.2	$7,301.8	$9,298.2
Cost of sales:
Cost of materials and other	9,739.6	6,841.2	7,657.2
Operating expenses (excluding depreciation and amortization presented below)	497.2	462.0	580.2
Depreciation and amortization	239.6	241.6	170.7
Total cost of sales	10,476.4	7,544.8	8,408.1
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	98.4	97.8	102.0
General and administrative expenses	229.4	248.3	274.7
Depreciation and amortization	25.0	26.0	23.6
Impairment of goodwill	—	126.0	—
Other operating income, net	(50.6)	(13.1)	(2.5)
Total operating costs and expenses	10,778.6	8,029.8	8,805.9
Operating (loss) income	(130.4)	(728.0)	492.3
Interest expense	137.2	129.0	131.1
Interest income	(0.5)	(3.3)	(11.3)
Income from equity method investments	(18.3)	(30.3)	(34.3)
Gain on sale of non-operating refinery	—	(56.8)	—
Other (income) expense, net	(15.8)	(3.5)	4.1
Total non-operating expense, net	102.6	35.1	89.6
(Loss) income before income tax (benefit) expense	(233.0)	(763.1)	402.7
Income tax (benefit) expense	(62.5)	(192.7)	71.7
(Loss) income from continuing operations, net of tax	(170.5)	(570.4)	331.0
Discontinued operations:
Income from discontinued operations, including loss on sale of discontinued operations	—	—	6.6
Income tax expense	—	—	1.4
Income from discontinued operations, net of tax	—	—	5.2
Net (loss) income	(170.5)	(570.4)	336.2
Net income attributed to non-controlling interests	33.0	37.6	25.6
Net (loss) income attributable to Delek	$(203.5)	$(608.0)	$310.6
Basic (loss) income per share:
(Loss) income from continuing operations	$(2.75)	$(8.26)	$4.03
Income from discontinued operations	—	—	0.07
Total basic (loss) income per share	$(2.75)	$(8.26)	$4.10
Diluted (loss) income per share:
(Loss) income from continuing operations	$(2.75)	$(8.26)	$3.99
Income from discontinued operations	—	—	0.07
Total diluted (loss) income per share	$(2.75)	$(8.26)	$4.06
Weighted average common shares outstanding:
Basic	73,984,104	73,598,389	75,853,187
Diluted	73,984,104	73,598,389	76,574,091
Dividends declared per common share outstanding	$—	$0.93	$1.14
See accompanying notes to the consolidated financial statements

F-6 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(170.5)	$(570.4)	$336.2
Other comprehensive income (loss):
Commodity contracts designated as cash flow hedges:
Net loss related to commodity cash flow hedges	(0.2)	(1.3)	(43.4)
Income tax benefit	—	(0.3)	(9.5)
Net comprehensive loss on commodity contracts designated as cash flow hedges	(0.2)	(1.0)	(33.9)
Foreign currency translation gain, net of taxes	—	0.6	0.3
Postretirement benefit plans:
Unrealized gain (loss) arising during the year related to:
Net actuarial gain (loss)	4.7	(8.9)	5.8
Curtailment and settlement gains	—	—	2.7
Reclassified to other expense (income), net:
Gain recognized due to curtailment and settlement	—	—	(2.7)
Amortization of net actuarial loss	—	0.1	0.7
Gain (loss) related to postretirement benefit plans, net	4.7	(8.8)	6.5
Income tax expense (benefit)	1.1	(1.9)	1.4
Net comprehensive gain (loss) on postretirement benefit plans	3.6	(6.9)	5.1
Total other comprehensive income (loss)	3.4	(7.3)	(28.5)
Comprehensive (loss) income	$(167.1)	$(577.7)	$307.7
Comprehensive income attributable to non-controlling interest	33.0	37.6	25.6
Comprehensive (loss) income attributable to Delek	$(200.1)	$(615.3)	$282.1

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

F-8 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(In millions, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019:	90,987,025	$0.9	$1,151.9	$0.1	$1,205.6	(17,516,814)	$(692.2)	$169.0	$1,835.3
Cumulative effect of adopting accounting principle regarding measurement of credit losses on financial instruments, net	—	—	—	—	(6.5)	—	—	—	(6.5)
Net (loss) income	—	—	—	—	(608.0)	—	—	37.6	(570.4)
Other comprehensive loss related to commodity contracts, net	—	—	—	(1.0)	—	—	—	—	(1.0)
Other comprehensive loss related to postretirement benefit plans, net	—	—	—	(6.9)	—	—	—	—	(6.9)
Foreign currency translation gain, net	—	—	—	0.6	—	—	—	—	0.6
Common stock dividends ($0.93 per share)	—	—	—		(69.1)	—	—	—	(69.1)
Equity-based compensation expense	—	—	22.7	—	—	—	—	0.1	22.8
Distribution to non-controlling interest	—	—	—	—	—	—	—	(32.9)	(32.9)
Repurchase of common stock	—	—	—	—	—	(58,713)	(1.9)	—	(1.9)
Impact from incentive distribution rights ("IDRs") simplification transaction of Delek Logistics LP	—	—	37.2	—	—	—	—	(50.8)	(13.6)
Repurchase of non-controlling interest	—	—	(24.3)	—	—	—	—	(4.6)	(28.9)
Taxes paid due to the net settlement of equity-based compensation	—	—	(2.4)	—	—	—	—	—	(2.4)
Exercise of equity-based awards	369,843	—	—	—	—	—	—	—	—
Balance at December 31, 2020:	91,356,868	$0.9	$1,185.1	$(7.2)	$522.0	(17,575,527)	$(694.1)	$118.4	$1,125.1

F-9 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(In millions, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020:	91,356,868	$0.9	$1,185.1	$(7.2)	$522.0	(17,575,527)	$(694.1)	$118.4	$1,125.1
Net (loss) income	—	—	—	—	(203.5)	—	—	33.0	(170.5)
Other comprehensive loss related to commodity contracts, net	—	—	—	(0.2)	—	—	—	—	(0.2)
Other comprehensive gain related to postretirement benefit plans, net	—	—	—	3.6	—	—	—	—	3.6
Distributions to non-controlling interests	—	—	—	—	—	—	—	(32.4)	(32.4)
Equity-based compensation expense	—	—	24.4	—	—	—	—	0.2	24.6
Sale of Delek Logistic common limited partner units, net	—	—	1.1	—	—	—	—	0.6	1.7
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Taxes paid due to the net settlement of equity-based compensation	—	—	(4.2)	—	—	—	—	—	(4.2)
Exercise of equity-based awards	415,212	—	—	—	—	—	—	—	—
Other	—	—	0.1	—	(0.3)	—	—	—	(0.2)
Balance at December 31, 2021:	91,772,080	$0.9	$1,206.5	$(3.8)	$318.2	(17,575,527)	$(694.1)	$119.8	$947.5

See accompanying notes to the consolidated financial statements

F-10 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Consolidated Statements of Cash Flows
(In millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(170.5)	$(570.4)	$336.2
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	264.6	267.6	194.3
Non-cash lease expense	60.6	59.7	34.9
Deferred income taxes	(59.4)	(32.1)	64.6
Impairment of goodwill	—	126.0	—
Income from equity method investments	(18.3)	(30.3)	(34.3)
Dividends from equity method investments	29.2	33.2	23.9
Non-cash lower of cost or market/net realizable value adjustment	(22.3)	29.2	(52.3)
Gain on sale of non-operating refinery	—	(56.8)	—
Equity-based compensation expense	24.6	22.8	25.8
Other	(11.2)	13.9	4.0
Changes in assets and liabilities:
Accounts receivable	(253.3)	259.7	(276.7)
Inventories and other current assets	(342.3)	244.4	(365.4)
Fair value of derivatives	39.6	(23.1)	(12.5)
Accounts payable and other current liabilities	702.5	(480.3)	565.2
Obligation under Supply and Offtake Agreements	139.8	(129.6)	115.1
Non-current assets and liabilities, net	(12.2)	(16.8)	(47.6)
Net cash provided by (used in) operating activities	371.4	(282.9)	575.2
Cash flows from investing activities:
Equity method investment contributions	(1.7)	(31.2)	(267.4)
Distributions from equity method investments	10.3	72.0	0.8
Purchases of property, plant and equipment	(222.2)	(269.4)	(413.0)
Asset acquisitions	—	—	(8.0)
Purchase of intangible assets	(1.0)	(2.8)	(19.9)
Proceeds from sale of property, plant and equipment	11.9	0.2	1.1
Proceeds from sale of retail stores	—	—	15.1
Proceeds from sale of non-operating refinery	—	39.9	—
Insurance proceeds	7.0	—	—
Contract termination recoveries of capital expenditures	17.3	—	—
Net cash used in investing activities	(178.4)	(191.3)	(691.3)
Cash flows from financing activities:
Proceeds from long-term revolvers	1,339.3	1,883.1	1,435.4
Payments on long-term revolvers	(1,827.9)	(1,754.9)	(1,553.7)
Proceeds from term debt	400.0	185.0	434.0
Payments on term debt	(43.4)	(37.9)	(34.3)
Proceeds from product financing agreements	916.1	297.2	40.8
Repayments of product financing agreements	(877.6)	(128.1)	(22.2)
Taxes paid due to the net settlement of equity-based compensation	(4.2)	(2.4)	(9.2)
Repurchase of common stock	—	(1.9)	(178.1)
Repurchase of non-controlling interest	—	(28.9)	—
Distribution to non-controlling interest	(32.4)	(32.9)	(32.3)
Proceeds from sale of Delek Logistics LP common limited partner units	2.1	—	—
Impact of IDR Simplification transaction of Delek Logistics LP	—	(2.1)	—
Dividends paid	—	(69.1)	(86.8)
Financing commitment cancellation proceeds	10.2	—	—
Deferred financing costs paid	(6.2)	(0.7)	(1.5)
Net cash (used in) provided by financing activities	(124.0)	306.4	(7.9)
Net increase (decrease) in cash and cash equivalents	69.0	(167.8)	(124.0)
Cash and cash equivalents at the beginning of the period	787.5	955.3	1,079.3
Cash and cash equivalents at the end of the period	$856.5	$787.5	$955.3
Delek US Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)
(In millions, except per share data)

	Year Ended December 31,
	2021	2020	2019

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.9 million, $0.4 million and $1.5 million in the 2021, 2020 and 2019 periods, respectively	$125.3	$123.7	$126.2
Income taxes	$4.2	$3.6	$94.2
Non-cash investing activities:
Increase (decrease) in accrued capital expenditures	$4.9	$(30.1)	$15.1
Non-cash financing activities:
Non-cash lease liability arising from recognition of right of use assets upon adoption of Accounting Standards Update ("ASU") 2016-02	$—	$—	$206.0
Non-cash lease liability arising from obtaining right of use assets during the period	$102.8	$58.1	$15.9

See accompanying notes to the consolidated financial statements

F-11 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Notes to Consolidated Financial Statements
1. General
Delek US Holdings, Inc. operates through its consolidated subsidiaries, which include Delek US Energy, Inc. ("Delek Energy") (and its subsidiaries) and Alon USA Energy, Inc. ("Alon") (and its subsidiaries).
Effective July 1, 2017 (the "Effective Time"), we acquired the outstanding common stock of Alon (previously listed under New York Stock Exchange ("NYSE"): ALJ) (the "Delek/Alon Merger"), resulting in a new post-combination consolidated registrant renamed as Delek US Holdings, Inc.
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
Our consolidated financial statements include Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), which is a variable interest entity ("VIE"). As the indirect owner of the general partner of Delek Logistics, we have the ability to direct the activities of this entity that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes for this entity and are Delek Logistics' primary customer. As Delek Logistics does not derive an amount of gross margin material to us from third parties, there is limited risk to Delek associated with Delek Logistics' operations. However, in the event that Delek Logistics incurs a loss, our operating results will reflect such loss, net of intercompany eliminations, to the extent of our ownership interest in this entity.
The preparation of financial statements in conformity with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP") and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments necessary for a fair presentation of the financial condition and the results of operations have been included. All adjustments are of a normal, recurring nature.
Reclassifications
Certain immaterial reclassifications have been made to prior period presentation in order to conform to the current year presentation.
Risks and Uncertainties Arising from the COVID-19 Pandemic
U.S. economic activity has continued on a recovery trend during the year ended December 31, 2021, albeit remaining subject to heightened levels of uncertainty related to the on-going impact of the COVID-19 outbreak that developed into a pandemic in March 2020 (the “COVID-19 Pandemic” or the “Pandemic”), and the spread of new variants of the virus. Most of the restrictions imposed in the prior year to prevent its spread have been eased and government vaccination campaigns continue. Compared to the prior year, the economic recovery trends in the year ended December 31, 2021 included a resumption of flights by major airlines and increased motor vehicle use. This has in turn resulted in increased demand and market prices for crude oil and certain of our products. Nonetheless, there remains continued uncertainty about the duration and future impact of the COVID-19 Pandemic.
Uncertainties related to the impact of the COVID-19 Pandemic and other events exist that could impact our future results of operations and financial position, the nature of which and the extent to which are currently unknown. To the extent these uncertainties have been identified and are believed to have had a material impact on our current period results of operations or financial position based on the requirements for assessing such financial statement impact under GAAP, we have considered them in the preparation of our consolidated financial statements as of and for the year ended December 31, 2021. The application of accounting policies impacted by such considerations include (but are not necessarily limited to) the following:
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

F-12 |

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
•wholesale crude operations
•Alon's asphalt terminal operations acquired as part of the Delek/Alon Merger;
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
The refining segment operates high conversion, independent refineries located in Tyler, Texas (the "Tyler refinery"), El Dorado, Arkansas (the "El Dorado refinery"), Big Spring, Texas (the "Big Spring refinery"), Krotz Springs, Louisiana (the "Krotz Springs refinery"). In addition, the refining segment owns and operates three biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi. The logistics segment owns and operates crude oil and refined products logistics and marketing assets. The retail segment markets gasoline, diesel and other refined petroleum products, and convenience merchandise through a network of company-operated retail fuel and convenience stores.
Segment reporting is more fully discussed in Note 3.
Cash and Cash Equivalents
Delek maintains cash and cash equivalents in accounts with large, U.S. or multi-national financial institutions. All highly liquid investments purchased with a term of three months or less are considered to be cash equivalents. As of December 31, 2021 and 2020, these cash equivalents consisted primarily of bank money market accounts and bank certificates of deposit, as well as overnight investments in U.S. Government or its agencies' obligations and bank repurchase obligations collateralized by U.S. Government or its agencies' obligations.
Accounts Receivable
Accounts receivable primarily consists of trade receivables generated in the ordinary course of business, but may also include receivables on commodity sales contracts that are part of crude optimization and are, therefore, related to transactions that are reflected as reductions of cost of materials and other rather than revenue. Such other receivables are with the same or similar customers as our trade receivables, and are subject to the same characteristics regarding the nature, timing, pricing and risk. Delek recorded an allowance for doubtful accounts related to accounts receivable of $6.5 million and $7.2 million as of December 31, 2021 and 2020, respectively.
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
One customer accounted for more than 10% of our consolidated accounts receivable balance as of December 31, 2021 and 2020. No customer accounted for more than 10% of consolidated net sales for the years ended December 31, 2021, 2020 or 2019.

F-13 |

Inventory
Refinery crude oil, work-in-process, refined products, blendstocks and asphalt inventory for all of our operations, excluding the Tyler refinery and merchandise inventory in our Retail segment, are stated at the lower of cost determined using the FIFO basis or net realizable value. Cost of inventory at the Tyler refinery is determined using the LIFO inventory valuation method and inventory is stated at the lower of LIFO cost or market. Retail merchandise inventory consists of cigarettes, beer, convenience merchandise and food service merchandise and is stated at estimated cost as determined by the retail inventory method. We are not subject to concentration risk with specific suppliers, since our crude oil and refined products inventory purchases are commodities that are readily available from a large selection of suppliers.
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

Other Intangible Assets
Other intangible assets acquired in a business combination and determined to be finite-lived are amortized over their respective estimated useful lives. The finite-lived intangible assets are amortized on straight-line basis over the estimated useful lives of five to 15 years. The amortization expense is included in depreciation and amortization on the accompanying consolidated statements of income. Acquired intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment in connection with our evaluation of long-lived assets as events and circumstances indicate that the asset might be impaired.
Property, Plant and Equipment and Other Intangibles Impairment
Property, plant and equipment held and used and other intangibles are evaluated for impairment whenever indicators of impairment exist. In accordance with ASC 360, Property, Plant and Equipment ("ASC 360") and ASC 350, Intangibles - Goodwill and Other ("ASC 350"), Delek evaluates the realizability of these long-lived assets as events occur that might indicate potential impairment. In doing so, Delek assesses whether the carrying amount of the asset is recoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset. These impairment charges are included in other operating income in our consolidated statements of income. There were no impairment charges for the years ended December 31, 2021, 2020 or 2019.

F-14 |

Equity Method Investments
For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of influence over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Equity investments for which we determine we have significant influence are accounted for as equity method investments. Amounts recognized for equity method investments are included in equity method investments in our consolidated balance sheets and adjusted for our share of the net earnings and losses of the investee and cash distributions, which are separately stated in our consolidated statements of income and our consolidated statements of cash flows. We evaluate our equity method investments presented for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. There were no impairment losses recorded on equity method investments for the years ended December 31, 2021, 2020 or 2019. See Note 6 for further information on our equity method investments.
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
Goodwill and Impairment
Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Goodwill is reviewed at least annually during the fourth quarter for impairment, or more frequently if indicators of impairment exist, such as disruptions in our business, unexpected significant declines in operating results or a sustained market capitalization decline. Goodwill is evaluated for impairment by comparing the carrying amount of the reporting unit to its estimated fair value. In accordance with ASU 2017-04, Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment, a goodwill impairment charge is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.
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
Our annual assessment of goodwill resulted in an impairment of $126.0 million during the year ended December 31, 2020. There was no impairment during the years ended December 31, 2021 and 2019, respectively. Details of remaining goodwill balances by segment are included in Note 17.
Derivatives
Delek records all derivative financial instruments, including any interest rate swap and cap agreements, fuel-related derivatives, over the counter ("OTC") future swaps, forward contracts and future RIN purchase and sales commitments that qualify as derivative instruments, at estimated fair value in accordance with the provisions of ASC 815, Derivatives and Hedging ("ASC 815"). Changes in the fair value of the derivative instruments are recognized in operations, unless we elect to apply and qualify for the hedging treatment permitted under the provisions of ASC 815 allowing such changes to be classified as other comprehensive income for cash flow hedges. We determine the fair

F-15 |

value of all derivative financial instruments utilizing exchange pricing and/or price index developers such as Platts, Argus or OPIS. On a regular basis, Delek enters into commodity contracts with counterparties for the purchase or sale of crude oil, blendstocks, and various finished products. We evaluate these contracts under ASC 815 and do not measure at fair value if they qualify for, and we elect, the normal purchase / normal sale ("NPNS") exception.
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
Delek applies the provisions of ASC 820, Fair Value Measurements and Disclosure ("ASC 820"), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to our commodity and other derivatives that are measured at fair value on a recurring basis, and to our supply and offtake agreements and environmental credit obligations that are accounted for under the fair value election. ASC 820 also applies to the measurement of our equity method investment, goodwill and long-lived tangible and intangible assets when determining whether or not an impairment exists, when circumstances require evaluation. This standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material to our financial statements as of December 31, 2021 and 2020.
Inventory Supply and Offtake Obligations
Delek has Supply and Offtake Agreements (the "Supply and Offtake Agreements" or the "J. Aron Agreements") with J. Aron & Company ("J. Aron") in connection with its El Dorado, Big Spring and Krotz Springs refineries, which provide a financing mechanism on contractual baseline inventory volumes and also revolving over and short volumes. We account for the market-indexed obligations under our Supply and Offtake Agreements as product (in this case, crude oil and refined product inventory) financing arrangements under the fair value option pursuant to ASC 825 and the fair value guidance provided by ASC 820, and recognize all changes in the fair value in cost of materials and other in the accompanying statements of income. During periods where we had fixed price components that were subject to interest rate risk and not market price risk, the changes in fair value of those components was recognized in interest expense. By electing the fair value option, the changes in fair value provide a natural economic hedge to our FIFO cost of sales recognition without having to bifurcate any embedded derivatives and consider the complex hedge accounting rules. See Notes 9 and 12 for further discussion.
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
Our environmental credit obligations predominantly relate to EPA’s Renewable Fuel Standard - 2 ("RFS-2"), which requires that certain refiners generate environmental credits, called Renewable Identification Numbers ("RINs"), by blending renewable fuels into the fuel products they produce, or else purchasing RINs on the market, and that such RINs shall be used to satisfy the related environmental credit obligation. Each of our refineries is an obligated party under RFS-2. To the extent that any of our refineries is unable to blend or produce renewable fuels to or generate or obtain sufficient RINs, it must purchase RINs to satisfy its annual requirement ("RINs Obligation"). To the extent that we have purchased RINs or transferred RINs to our refineries, each refinery’s RINs Obligation may be a surplus or deficit at the end of each reporting period (their respective “Net RINs Obligation”). Because our Net RINs Obligations exceed the RINs we are able to generate annually on a consolidated basis, and because we have the legal ability to transfer RINs generated or purchased through any of our entities to our obligated parties as needed, we view and manage the Company’s individual Net RINs Obligations, as well as any non-obligated party RINs holdings, on a consolidated basis. Therefore, the sum of our individual obligated parties’ Net RINs Obligations as well as RINs held by our non-obligated parties which meet our recognition criteria, comprises the Company’s “Consolidated Net RINs Obligation.” For all periods presented in these

F-16 |

consolidated financial statements, the individual financial instruments relating to specific category and vintage requirements under RFS-2 comprising our Consolidated Net RINs Obligation are subject to market risk and meet the criteria set forth above. Therefore, we have elected to apply the fair value option to the individual financial instruments comprising our Consolidated Net RIN Obligation, using the fair value guidance provided by ASC 820. Recognition of production-related RINs Obligation expense reflects the accrual of our RINs Obligation based on the current period production using current market price of RINs. We record fair value adjustments to the RINs Obligation to reflect the ending market price of the underlying RINs relating to RINs Obligation incurred on previous production that is still outstanding. We also may have changes in fair value attributable to changes in other observable market inputs, such as changes in volumetric expectations for obligation years where the volumetric rates have not yet been enacted. Therefore, fair value adjustments represent adjustments for changes in observable inputs from what they were when we initially incurred and recorded the obligation.
Other Related Transactions
From time to time, Delek enters into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RINs commitment contracts meet the definition of derivative instruments under ASC 815, and are measured at fair value based on quoted prices from an independent pricing service. Changes in the fair value of these future RINs commitment contracts are recorded in cost of materials and other on the consolidated statements of income. See Note 11 for further information.
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

F-17 |

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
Guarantees
We account for guarantees pursuant to the guidance in ASC 460, Guarantees. The fair value of a noncontingent guarantee is determined and recorded as a liability at the time the guarantee is contractually executed, and the initial liability is subsequently reduced as we are released from exposure under the guarantee. We may amortize the noncontingent guarantee liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of guarantee, including whether the risk underlying the guarantee diminishes over time. Otherwise, we will record changes in the fair value of the liability as they occur and can be reasonably estimated and will reverse the fair value liability when there is no further exposure under the guarantee. Changes to the guarantee liability are recognized in the consolidated income statement on the line item that best represents the nature of the guarantee. When the contingent performance on a guarantee becomes probable and the liability can be reasonably estimated, we accrue an additional liability for the amount that such liability exceeds the carrying value of the noncontingent guarantee, based on the facts and circumstances at that time.
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
Logistics
Revenues for products sold are generally recognized upon delivery of the product, which is when title and control of the product is transferred. Transaction prices for these products are typically at market rates for the product at the time of delivery. Service revenues are recognized as crude oil, intermediate and refined product are shipped through, delivered by or stored in our pipelines, trucks, terminals and storage facility assets, as applicable. We do not recognize product revenues for these services as the product does not represent a promised good in the context of ASC 606, Revenue from Contracts with Customers ("ASC 606"). All service revenues are based on regulated tariff rates or contractual rates. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.
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
The transaction prices of our contracts with customers are either fixed or variable, with variable pricing generally based on various market indices. For our contracts that include variable consideration, we utilize the variable consideration allocation exception, whereby the variable consideration is only allocated to the performance obligations that are satisfied during the period. Refer to Note 3 for disclosure of our revenue disaggregated by segment, as well as a description of our reportable segment income.
Credit Losses
Under ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), as codified in ASC 326, Financial Instruments - Credit Losses ("ASC 326"), we have applied the expected credit loss model for recognition and measurement of impairments in financial assets measured at amortized cost or at fair value through other comprehensive income including accounts receivables. The expected credit loss model is also applied for notes receivables and contractual holdbacks to which ASU 2016-13 applies and which are not accounted for at fair value through profit or loss. The loss allowance for the financial asset is measured at an amount equal to the lifetime expected credit losses. If the credit risk on the financial asset has decreased significantly since initial recognition, the loss allowance for

F-18 |

the financial asset is re-measured. Changes in loss allowances are recognized in profit and loss. For trade receivables, a simplified impairment approach is applied recognizing expected lifetime losses from initial recognition.
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
Depreciation and amortization is separately presented in our statement of income and disclosed by reportable segment in Note 3.
Interest Expense
Interest expense includes interest expense on debt, letters of credit, financing fees (including certain J. Aron fees associated with our Supply and Offtake Agreements), the amortization, net of accretion, of debt discounts or premium and amortization of deferred debt issuance costs, and interest rate hedge settlements, if any, but excludes capitalized interest. Original issuance discount and debt issuance costs are amortized ratably over the term of the related debt when it is not materially different from the effective interest method.
Sales, Use and Excise Taxes
Delek's policy is to exclude from revenue all taxes assessed by a governmental authority, including sales, use and excise taxes, that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer.
Deferred Financing Costs
Deferred financing costs associated with our revolving credit facilities are included in other non-current assets in the accompanying consolidated balance sheets. Deferred financing costs associated with our term loan facilities are included as a reduction to the associated debt balance in the accompanying consolidated balance sheets. These costs represent expenses related to issuing our long-term debt and obtaining our lines of credit and are amortized ratably over the remaining term of the respective financing when it is not materially different from the effective interest method and included in interest expense in the accompanying consolidated statements of income. See Note 10 for further information.
Advertising Costs
Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the years ended December 31, 2021, 2020 and 2019 was $2.0 million, $1.9 million and $3.4 million, respectively.

F-19 |

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
Delek calculates the total lease expense for the entire noncancelable lease period, considering renewals for all periods for which it is reasonably certain to be exercised, and records lease expense on a straight-line basis in the accompanying consolidated statements of income. Accordingly, a lease liability is recognized for these leases and is calculated to be the present value of the fixed lease payments, as defined by ASC 842-20, using a discount rate based on our incremental borrowing rate. A corresponding right-of-use asset is recognized based on the lease liability and adjusted for certain costs and prepayments. The right-of-use asset is amortized over the noncancelable lease period, considering renewals for all periods for which it is reasonably certain to be exercised. See Note 23 for further information.
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
The Biden administration has proposed several corporate tax increases, including raising the U.S. corporate income tax rate and a global minimum tax, that, if enacted, may have an adverse impact on our tax liability. These proposals include changes to the existing framework in respect of income taxes, as well as new types of non-income taxes which could apply to our business.
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

F-20 |

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
New Accounting Pronouncements Adopted During 2021
ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815
In January 2020, the Financial Account Standards Board ("FASB") issued ASU 2020-01 which is intended to clarify interactions between the guidance to account for certain equity securities under Topics 321, 323 and 815, and improve current GAAP by reducing diversity in practice and increasing comparability of accounting. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. We adopted this guidance on January 1, 2021 and the adoption did not have a material impact on our business, financial condition or results of operations.
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
3. Segment Data
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
•wholesale crude operations;
•Alon's asphalt terminal operations;
•our discontinued Paramount and Long Beach, California refinery and California renewable fuels facility operations (acquired as part of the Delek/Alon Merger) (see Note 7 for further discussion); and

F-21 |

•intercompany eliminations.
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
Refining Segment
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd") as of December 31, 2021, including the following:
•75,000 bpd Tyler, Texas refinery;
•80,000 bpd El Dorado, Arkansas refinery;
•73,000 bpd Big Spring, Texas refinery; and
•74,000 bpd Krotz Springs, Louisiana refinery.
As of December 31, 2021, the refining segment also owns and operates three biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi. The biodiesel industry has historically been substantially aided by federal and state tax incentives. One tax incentive program that has been significant to our renewable fuels facilities is the federal blender's tax credit (also known as the biodiesel tax credit or "BTC"). The BTC provides a $1.00 refundable tax credit per gallon of pure biodiesel to the first blender of biodiesel with petroleum-based diesel fuel. The blender's tax credit was re-enacted in December 2019 for the years 2020 through 2022 and was retroactively reinstated for 2019.
On May 7, 2020, we sold our equity interests in Alon Bakersfield Property, Inc., an indirect wholly-owned subsidiary that owns the non-operating refinery located in Bakersfield, California, to a subsidiary of Global Clean Energy Holdings, Inc. (“GCE”) for total cash consideration of $40.0 million. As a result of this sale, we recognized a gain of $56.8 million, largely due to the buyer assuming substantially all of the asset retirement obligations and environmental liabilities associated with this refinery, which is included in gain on sale of non-operating refinery on the accompanying consolidated statements of income. As part of the transaction, GCE granted a call option to Delek to acquire up to a 33 1/3% limited member interest in the acquiring subsidiary of GCE for up to $13.3 million, subject to certain adjustments. Such option is exercisable by Delek through the 90th day after GCE demonstrates commercial operations, as contractually defined which has not yet occurred as of December 31, 2021.
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
Retail Segment
Our retail segment includes the operations of owned and leased convenience store sites located primarily in West Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel under the Alon or Delek brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and DK or Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. We operated 248 and 253 stores as of December 31, 2021 and 2020, respectively.
In November 2018, we terminated the license agreement with 7-Eleven, Inc. The terms of such agreement and subsequent amendments require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed at such convenience store sites. In connection with certain strategic initiatives, we closed five stores in 2021, closed one store in 2020 and for the year ended December 31, 2019, we closed or sold 30 under-performing or non-strategic store locations for total proceeds of $15.1 million.

F-22 |

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
Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by contribution margin for the year ended indicated (in millions):

	Year Ended December 31, 2021
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$9,168.3	$282.1	$797.4	$400.4	$10,648.2
Inter-segment fees and revenues	787.7	418.8	—	(1,206.5)	—
Operating costs and expenses:
Cost of materials and other	9,439.5	384.4	635.6	(719.9)	9,739.6
Operating expenses (excluding depreciation and amortization presented below)	434.1	60.8	89.8	10.9	595.6
Segment contribution margin	$82.4	$255.7	$72.0	$(97.1)	313.0
Income (loss) from equity method investments	0.7	24.6	—	(7.0)
Segment contribution margin and income (loss) from equity method investments	$83.1	$280.3	$72.0	$(104.1)
Depreciation and amortization	$198.7	$42.8	$12.7	$10.4	264.6
General and administrative expenses					229.4
Other operating income, net					(50.6)
Operating loss					$(130.4)
Capital spending (excluding business combinations)	$172.6	$27.3	$5.1	$22.1	$227.1

	Year Ended December 31, 2020
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$5,363.1	$183.6	$681.7	$1,073.4	$7,301.8
Inter-segment fees and revenues	454.6	379.8	—	(834.4)	—
Operating costs and expenses:
Cost of materials and other	5,745.5	269.1	523.6	303.0	6,841.2
Operating expenses (excluding depreciation and amortization presented below)	402.7	56.2	90.5	10.4	559.8
Segment contribution margin	$(330.5)	$238.1	$67.6	$(74.4)	(99.2)
Income (loss) from equity method investments	52.0	22.6	—	(44.3)
Segment contribution margin and income (loss) from equity method investments	$(278.5)	$260.7	$67.6	$(118.7)
Depreciation and amortization	$198.3	$35.7	$13.2	$20.4	267.6
Impairment of goodwill	$126.0	$—	$—	$—	126.0
General and administrative expenses					248.3
Other operating income, net					(13.1)
Operating loss					$(728.0)
Capital spending (excluding business combinations)	$201.0	$15.8	$9.1	$13.7	$239.6

F-23 |

	Year Ended December 31, 2019
(In millions)	Refining (1)	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$8,095.9	$323.0	$838.0	$41.3	$9,298.2
Inter-segment fees and revenues	702.6	261.0	—	(963.6)	—
Operating costs and expenses:
Cost of materials and other	7,528.2	336.5	684.7	(892.2)	7,657.2
Operating expenses (excluding depreciation and amortization presented below)	492.4	74.1	94.8	20.9	682.2
Segment contribution margin	$777.9	$173.4	$58.5	$(51.0)	958.8
Income (loss) from equity method investments	45.5	19.8	—	(31.0)
Segment contribution margin and income (loss) from equity method investments	$823.4	$193.2	$58.5	$(82.0)
Depreciation and amortization	$134.3	$26.7	$11.2	$22.1	194.3
General and administrative expenses					274.7
Other operating income, net					(2.5)
Operating income					$492.3
Capital spending (excluding business combinations)	$266.6	$9.9	$20.5	$131.1	$428.1

(1)     Refining segment contribution margin for the year ended December 31, 2019 includes $77.6 million of BTC that was re-enacted in 2019, $36.0 million of which related to 2018 renewable blending activities.

Other Segment Information
Total assets by segment were as follows as of:

	December 31, 2021
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Total assets	$6,434.3	$935.1	$247.9	$(889.3)	$6,728.0
Less:
Inter-segment notes receivable	(1,026.8)	—	—	1,026.8	—
Inter-segment right of use lease assets	(269.7)	—	—	269.7	—
Total assets, excluding inter-segment notes receivable and right of use assets	$5,137.8	$935.1	$247.9	$407.2	$6,728.0

	December 31, 2020
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Total assets	$5,848.9	$956.5	$258.9	$(930.2)	$6,134.1
Less:
Inter-segment notes receivable	(1,285.8)	—	—	1,285.8	—
Inter-segment right of use lease assets	(370.6)	—	—	370.6	—
Total assets, excluding inter-segment notes receivable and right of use assets	$4,192.5	$956.5	$258.9	$726.2	$6,134.1

F-24 |

4. Earnings Income (Loss) Per Share
Earnings Income (Loss) Per Share
Basic earnings per share (or "EPS") is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income (loss), as adjusted for changes to income that would result from the assumed settlement of the dilutive equity instruments included in diluted weighted average common shares outstanding, by the diluted weighted average common shares outstanding. For all years presented, we have outstanding various equity-based compensation awards that are considered in our diluted EPS calculation (when to do so would not be anti-dilutive), and is inclusive of awards disclosed in Note 20 to these consolidated financial statements. For those instruments that are indexed to our common stock, they are generally dilutive when the market price of the underlying indexed share of common stock is in excess of the exercise price.
The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended December 31,
	2021	2020	2019
Numerator:
Numerator for EPS - continuing operations
(Loss) income from continuing operations	$(170.5)	$(570.4)	$331.0
Less: Income from continuing operations attributed to non-controlling interest	33.0	37.6	25.6
Numerator for diluted EPS - continuing operations attributable to Delek	$(203.5)	$(608.0)	$305.4

Numerator for EPS - discontinued operations
Income from discontinued operations, including gain (loss) on sale of discontinued operations	$—	$—	$6.6
Less: Income tax expense	—	—	1.4
Income from discontinued operations attributable to Delek	$—	$—	$5.2

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	73,984,104	73,598,389	75,853,187
Dilutive effect of stock-based awards	—	—	720,904
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	73,984,104	73,598,389	76,574,091

EPS:
Basic (loss) income per share:
(Loss) income from continuing operations	$(2.75)	$(8.26)	$4.03
Income from discontinued operations	—	—	0.07
Total basic (loss) income per share	$(2.75)	$(8.26)	$4.10
Diluted (loss) income per share:
(Loss) income from continuing operations	$(2.75)	$(8.26)	$3.99
Income from discontinued operations	—	—	0.07
Total diluted (loss) income per share	$(2.75)	$(8.26)	$4.06

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	2,988,718	3,616,690	1,932,179
Antidilutive due to loss	598,775	466,254	—
Total antidilutive stock-based compensation	3,587,493	4,082,944	1,932,179

5. Delek Logistics
Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of December 31, 2021, we owned a 79.8% interest in Delek Logistics, consisting of 34,696,800 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying consolidated balance sheets.
On December 20, 2021, Delek commenced a program to sell up to 434,590 common limited partner units representing limited partner interests

F-25 |

in Delek Logistics over the next three months in open market transactions conducted pursuant to Rule 144 under the Securities Act of 1933, as amended, and a Rule 10b5-1 trading plan. As of December 31, 2021, we have sold 49,068 units for gross proceeds of $2.1 million; $1.7 million net of taxes.
On August 13, 2020, Delek Logistics completed a transaction to eliminate the IDRs held by Delek Logistics GP, LLC ("Logistics GP"), the general partner, and convert the 2.0% economic general partner interest into a non-economic general partner interest in exchange for total consideration consisting of $45.0 million cash and 14.0 million newly issued common limited partner units. Contemporaneously, we repurchased the 5.2% ownership interest in the general partner from affiliates, who were also members of the general partner's management and board of directors, for $23.1 million, increasing our ownership interest in the general partner to 100.0%. As a result of these transactions, the non-controlling interest in our consolidated balance sheets decreased by $50.8 million, with a $37.2 million increase to additional paid-in capital which is net of $11.5 million related to deferred income taxes and $2.1 million of transaction costs.
In August 2020, Delek Logistics filed a shelf registration statement, which subsequently became effective, with the U.S. Securities and Exchange Commission for the proposed re-sale or other disposition from time to time by Delek of up to 14.0 million common limited partner units representing our limited partner interests in Delek Logistics. No units were sold for the year ended December 31, 2021.
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
Delek Logistics is a VIE, as defined under GAAP, and is consolidated into our consolidated financial statements, representing our logistics segment. The assets of Delek Logistics can only be used to settle its own obligations and its creditors have no recourse to our assets. Exclusive of intercompany balances and the marketing agreement intangible asset between Delek Logistics and Delek which are eliminated in consolidation, the Delek Logistics consolidated balance sheets are included in the consolidated balance sheets of Delek. The Delek Logistics consolidated balance sheets are presented below (in millions):

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$4.3	$4.2
Accounts receivable	15.4	15.7
Accounts receivable from related parties	—	5.9
Inventory	2.4	3.1
Other current assets	1.0	0.4
Property, plant and equipment, net	449.4	464.8
Equity method investments	250.0	253.7
Operating lease right-of-use assets	20.9	24.2
Goodwill	12.2	12.2
Intangible assets, net	153.9	160.1
Other non-current assets	25.6	12.1
Total assets	$935.1	$956.4
LIABILITIES AND DEFICIT
Accounts payable	$8.2	$6.7
Accounts payable to related parties	64.4	—
Current portion of operating lease liabilities	6.8	8.7
Accrued expenses and other current liabilities	17.4	12.9
Long-term debt	899.0	992.3
Asset retirement obligations	6.5	6.0
Operating lease liabilities, net of current portion	14.1	15.4
Other non-current liabilities	22.7	22.7
Deficit	(104.0)	(108.3)
Total liabilities and deficit	$935.1	$956.4

Effective May 1, 2020, Delek through its wholly owned subsidiaries Lion Oil Company (“Lion Oil”) and Delek Refining, Ltd. (“Delek Refining”) contributed certain leased and owned tractors and trailers and related assets used in the provision of trucking and transportation services for crude oil, petroleum and certain other products throughout Arkansas, Oklahoma and Texas to Delek Trucking, LLC (“Delek Trucking”), a direct wholly owned subsidiary of Lion Oil. Following this contribution, Lion Oil sold all of the issued and outstanding membership interests in Delek Trucking (the “Trucking Acquisition”) to DKL Transportation, LLC (“DKL Transportation”), a wholly owned subsidiary of Delek Logistics. Promptly following the consummation of the Trucking Acquisition, Delek Trucking merged with and into DKL Transportation, with DKL Transportation continuing as the surviving entity. Total consideration for the Trucking Acquisition was approximately $48.0 million in cash, subject to certain

F-26 |

post-closing adjustments, financed primarily with borrowings under Delek Logistics’ revolving credit facility. In connection with the Trucking Acquisition, Delek Refining, Lion Oil and DKL Transportation entered into a Transportation Services Agreement pursuant to which DKL Transportation will gather, coordinate the pickup of, transport and deliver petroleum products for Delek Refining and Lion Oil, as well as provide ancillary services as requested. Prior periods have not been recast in our Note 3 - Segment Data, as these assets did not constitute a business in accordance with ASU 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"), and the transaction was accounted for as an acquisition of assets between entities under common control.
Effective March 31, 2020, Delek Logistics, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Permian Gathering System (previously referred to as the Big Spring Gathering System), located in Howard, Borden and Martin Counties, Texas, from Delek, which included the execution of related commercial agreements. In connection with the closing of the transaction, Delek, Delek Logistics and various of their respective subsidiaries entered into a Throughput and Deficiency Agreement (the “T&D Agreement”). Under the T&D Agreement, Delek Logistics will operate and maintain the Permian Gathering System connecting our interests in and to certain crude oil production with the Delek Logistics' Big Spring, Texas terminal and provide gathering, transportation and other related services. The total consideration was subject to certain post-closing adjustments and was comprised of $100.0 million in cash and 5.0 million common units representing limited partner interest in Delek Logistics. The cash component of this dropdown was financed with borrowings on the DKL Credit Facility (as defined in Note 10). Prior periods have not been recast in our Note 3 - Segment Data, as these assets did not constitute a business in accordance with ASU 2017-01 and the transaction was accounted for as an acquisition of assets between entities under common control.
Additionally, in March 2020, we purchased 451,822 of Delek Logistics limited partner units from an investor pursuant to a Common Unit Purchase Agreement between Delek Marketing & Supply, LLC and such investor. The purchase price of the units amounted to approximately $5.0 million.
6. Equity Method Investments
Wink to Webster Pipeline
On July 30, 2019, we, through our wholly-owned direct subsidiary Delek Energy, entered into a limited liability company agreement (the “LLCA”) and related agreements with multiple joint venture members of Wink to Webster Pipeline LLC (“WWP”). Pursuant to the LLCA, Delek Energy acquired a 15% ownership interest in WWP ("WWP Joint Venture"). WWP intends to construct and operate a crude oil pipeline system from Wink, Texas to Webster, Texas along with certain pipelines from Webster, Texas to other destinations in the Gulf Coast area. Pursuant to the LLCA, Delek Energy will be required to contribute its percentage interest of the applicable construction costs (including certain costs previously incurred by WWP). Construction of the majority of the pipeline system is complete, with initial operation commencing in October 2020 and full commercial operation under the Transportation Service Agreements commencing in February 2022. During the year ended December 31, 2020, we made capital contributions totaling $18.9 million.
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
The Company's maximum exposure to any losses incurred by HoldCo is limited to its investment. As of December 31, 2021, except for the guarantee of member obligations under the joint venture, the Company does not have other existing guarantees with or to HoldCo, or any third-party for work contracted with it.
On September 30, 2021 WWP made the decision to buy Delek out of the Midland Connector Financing Commitment Agreement which provided an interest-free commitment to fund us up to $65.0 million upon completion of a connector to connect the WWP long-haul pipeline to our Permian Gathering System, with repayment over 14 years. The buy-out totaled $27.5 million and represented the estimated incremental cost of capital to fund the $65.0 million in expenditures over a 14-year term, and enabled us to recover approximately $18.0 million of capital expenditures that we may not have incurred had it not been for the financing commitment, including approximately $6.6 million that was written off. As a result of the transaction, for the year ended December 31, 2021 we recognized $20.9 million of other non-operating income, representing the excess over recognized write-offs.

F-27 |

As of December 31, 2021 and 2020, Delek's investment balance in WWP Project Financing Joint Venture totaled $49.3 million and $66.6 million, respectively, and is included as part of total assets in corporate, other and eliminations in our segment disclosure. During the year ended December 31, 2020, we received distributions of $69.3 million from WWP Project Financing Joint Venture to return excess capital contributions made. In addition to the investment, we recognized a loss of $17.7 million and $8.5 million for the years ended December 31, 2021 and 2020, respectively.
Delek Logistics Investments
In May 2019, Delek Logistics, through its wholly owned indirect subsidiary DKL Pipeline, LLC (“DKL Pipeline”), entered into a Contribution and Subscription Agreement (the “Contribution Agreement”) with Plains Pipeline, L.P. (“Plains”) and Red River Pipeline Company LLC (“Red River”). Pursuant to the Contribution Agreement, DKL Pipeline contributed $124.7 million, substantially all of which was financed under the Delek Logistics Credit Facility (as defined in Note 10), to Red River in exchange for a 33% membership interest in Red River and DKL Pipeline’s admission as a member of Red River ("Red River Pipeline Joint Venture"). Red River owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. In August 2020, Red River completed a planned expansion project to increase the pipeline capacity which commenced operations on October 1, 2020. Delek Logistics contributed an additional $3.5 million related to such expansion project in May 2019 and during 2020 made additional capital contributions totaling $12.2 million based on capital calls received. As of December 31, 2021 and 2020, Delek's investment balance in Red River totaled $144.0 million and $141.8 million, respectively. We recognized income on the investment totaling $14.5 million and $8.9 million for the years ended December 31, 2021 and 2020, respectively. This investment is accounted for using the equity method and is included as part of total assets in our logistics segment.
In addition to Red River, Delek Logistics has two other joint ventures that own and operate logistics assets, and which serve third parties and subsidiaries of Delek. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems (the "Caddo Pipeline") and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system (the "Rio Pipeline"). As of December 31, 2021 and 2020, Delek Logistics' investment balance in these joint ventures was $106.0 million and $111.9 million, respectively, and are accounted for using the equity method. We recognized income on these investments totaling $10.1 million and $13.8 million for the years ended December 31, 2021 and 2020, respectively.
Other Investments
We have a 50% interest in a joint venture that owns an asphalt terminal located in Brownwood, Texas. As of December 31, 2021 and 2020, Delek's investment balance in the Brownwood, Texas joint venture was $41.6 million and $39.3 million, respectively. We recognized income on this investment totaling $10.7 million and $15.4 million for the years ended December 31, 2021 and 2020, respectively. This investment is accounted for using the equity method and is included as part of total assets in the corporate, other and eliminations in our segment disclosure.
Delek Renewables, LLC, a wholly-owned subsidiary of Delek, has a 50% interest in a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in North Little Rock, Arkansas. As of December 31, 2021 and 2020, Delek Renewables, LLC's investment balance in this joint venture was $3.2 million and $4.0 million, respectively, and was accounted for using the equity method. We recognized nominal income on this investment for the both years ended December 31, 2021 and 2020. The investment in this joint venture is reflected in the refining segment.
7. Discontinued Operations
California Discontinued Entities
During the third quarter 2017, we committed to a plan to sell certain assets associated with our Paramount and Long Beach, California refineries (both non-operating refineries) and our California renewable fuels facility ("AltAir"), which were acquired as part of the Delek/Alon Merger ("California Discontinued Entities"). Such operations were designated and reported as discontinued operations.
Sale of Paramount Refinery Assets and Altair
On March 16, 2018, Delek sold to World Energy, LLC ("World Energy") (i) all of Delek’s membership interests in AltAir (ii) certain refining assets and other related assets located in Paramount, California and (iii) certain associated tank farm and pipeline assets and other related assets located in California. The sale involved initial proceeds due at closing, a subsequent working capital settlement as well as contingent proceeds for Delek's pro rata portion of any BTC relating to AltAir activities in 2018 earned through the sale date in connection with the re-enactment of the 2018 BTC that occurred in December 2019, and other final adjustments on retained contingent liabilities. The loss from discontinued operations was subsequently reduced in 2019 by $8.1 million. Also, an additional loss of $3.4 million was recognized in discontinued operations related to the sale of the Paramount assets in 2019.
Sale of Long Beach Refinery Net Assets
The transaction to dispose of certain assets and liabilities associated with our Long Beach, California refinery to Bridge Point Long Beach, LLC closed July 17, 2018. We retained certain asset retirement obligations in connection with the disposition of the Long Beach refinery related to work that was required subsequent to the sale. As of December 31, 2019, the work was completed and the remaining unused asset retirement obligations were written off resulting in an additional gain on sale of discontinued operations of $1.9 million.

F-28 |

Operating Results of Discontinued Operations
The operating results, net of tax, from discontinued operations associated with the California Discontinued Entities are presented separately in Delek’s consolidated statements of income and the notes to the consolidated financial statements have been adjusted to exclude the discontinued operations. Classification as discontinued operations requires retrospective reclassification of the associated assets, liabilities and results of operations for all periods presented. The loss from discontinued operations was subsequently reduced in 2019 by $6.6 million.
8. Inventory
Carrying value of inventories consisted of the following (in millions):

	December 31, 2021	December 31, 2020
Refinery raw materials and supplies	$446.4	$270.7
Refinery work in process	147.5	92.1
Refinery finished goods	544.3	327.1
Retail fuel	9.3	6.2
Retail merchandise	26.2	28.5
Logistics refined products	2.4	3.1
Total inventories	$1,176.1	$727.7

At December 31, 2021, we recorded a pre-tax inventory valuation reserve of $8.8 million, none of which related to LIFO inventory, due to a market price decline below our cost of certain inventory products. At December 31, 2020, we recorded a pre-tax inventory valuation reserve of $31.1 million, $30.3 million of which related to LIFO inventory, which reversed in the first quarter of 2021 due to the sale of inventory quantities that gave rise to the December 31, 2020 reserve. For the years ended December 31, 2021, 2020 and 2019, we recognized a net reduction (increase) in cost of materials and other in the accompanying consolidated statements of income related to the change in pre-tax inventory valuation of $22.3 million, $(29.2) million and $52.3 million, respectively.
At December 31, 2021 and 2020, the excess of replacement cost compared to the carrying value (LIFO) of the Tyler refinery inventories was $68.4 million and $3.4 million, respectively.
Permanent Liquidations
We incurred a permanent reduction in a LIFO layer resulting in liquidation gain (loss) in our refinery inventory of $3.0 million, $(1.6) million and $9.2 million during the years ended December 31, 2021, 2020 and 2019, respectively. These liquidation gains (losses) were recognized as a component of cost of materials and other in the accompanying consolidated statements of income.
9. Inventory Supply and Offtake Obligations
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
Barrels subject to the Supply and Offtake Agreements are as follows (in millions):

	El Dorado	Big Spring	Krotz Springs
Baseline Volumes pursuant to the respective Supply and Offtake Agreements	2.0	0.8	1.3
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of December 31, 2021 (1)	3.5	1.3	1.2
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of December 31, 2020 (1)	4.0	1.3	1.2
(1)    Includes Baseline Volumes plus/minus over/short quantities.

F-29 |

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
In April 2020, we amended and restated our three Supply and Offtake Agreements to renew and extend the terms to December 30, 2022, with J. Aron having the sole discretion to further extend to May 30, 2025 by giving at least 6 months prior notice to the current maturity date. As part of this amendment, there were changes to the underlying market index, annual fee, the crude purchase fee, crude roll fees and timing of cash settlements related to periodic price adjustments (the "Periodic Price Adjustments"). The Baseline Step-Out Liabilities continue to be recorded at fair value under the fair value election included under ASC 815 and ASC 825. The Baseline Step-Out Liabilities have a floating component whose fair value reflects changes to commodity price risk with changes in fair value recorded in cost of materials and other and a fixed component whose fair value reflects changes to interest rate risk with changes in fair value recorded in interest expense. There was no amendment date change in fair value resulting from the modification. The Baseline Step-Out Liabilities are reflected as non-current liabilities on our consolidated balance sheet to the extent that they are not contractually due within twelve months. Monthly activity resulting in over and short volumes are be valued using market-indexed pricing, and are included in current liabilities (or receivables) on our consolidated balance sheet.
Pursuant to the Periodic Price Adjustments provision in the Supply and Offtake Agreements, the Company may be required to pay down all or a portion of the fixed component of the Baseline Step-Out Liabilities or may receive additional proceeds depending on the change in fair value of the inventory collateral subject to a threshold at certain specified Periodic Pricing Dates, which occur on October 1st and May 1st, annually, not to extend beyond expiration of the Supply and Offtake Agreements. Additionally, at the Periodic Pricing Dates, if a Periodic Price Adjustment is triggered, the prospective pricing underlying the fixed component of the Baseline Step-Out Liabilities will be adjusted to reflect either the pay-down or the incremental proceeds, accordingly. On October 1, 2020, the provision was triggered and a paydown amounting to $20.8 million was made to J. Aron on October 30, 2020. The prospective pricing underlying the fixed component of the Baseline Step-Out liabilities was adjusted accordingly to reflect this payment, resulting in a reduction to the fixed differential component of our long-term Supply and Offtake Obligation totaling $20.8 million and a prospective contractual reset of the fixed differentials subject to future Periodic Price Adjustments. Contemporaneous with the payment, J. Aron separately refunded to us the $10.0 million of deferred additional monthly fees. On May 1, 2021 the provision was triggered and on May 28, 2021, $15.2 million of incremental proceeds were received from J. Aron. Effective June 4, 2021, J. Aron terminated our $10.0 million letter of credit that was issued to them under the terms of the Supply and Offtake Agreements. As of December 31, 2021, the fixed component of the Baseline Step-Out Liabilities subject to the Periodic Price Adjustments amounted to approximately $38.6 million. All or some portion of that amount may become due or payable if Periodic Price Adjustments are triggered in May 2021 and October 2021.
Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other, and changes in fair value due to interest rate risk are recorded as a component of interest expense in the consolidated statements of income. With respect to the Baseline Step-Out liabilities, we recognized gains (losses) in cost of materials and other attributable to changes in fair value due to commodity-index price totaling $105.5 million, and $(51.5) million for the years ended December 31, 2021 and 2020. Before the January 2020 amendments, the fair value of the fixed price Baseline Step-Out liabilities were based on changes to interest rates reflecting changes to the interest rate risk, and such effect is included in total interest expense for that period, as disclosed below.

F-30 |

Net balances payable (receivable) under the Supply and Offtake Agreements were as follows as of the balance sheet dates (in millions):

	El Dorado	Big Spring	Krotz Springs	Total
Balances as of December 31, 2021:
Baseline Step-Out Liability	$159.6	$68.4	$102.4	$330.4
Revolving over/short product financing liability	120.9	41.1	(4.9)	157.1
Total Obligations Under Supply and Offtake Agreements	280.5	109.5	97.5	487.5
Less: Current portion	280.5	109.5	97.5	487.5
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$—	$—	$—	$—
Other (receivable) payable for monthly activity true-up	$(2.7)	$1.0	$7.0	$5.3

	El Dorado	Big Spring	Krotz Springs	Total
Balances as of December 31, 2020:
Baseline Step-Out Liability	$106.3	$47.9	$70.7	$224.9
Revolving over/short product financing liability (receivable)	102.0	25.3	(4.5)	122.8
Total Obligations Under Supply and Offtake Agreements	208.3	73.2	66.2	347.7
Less: Current portion (1)	102.0	25.3	(4.5)	122.8
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$106.3	$47.9	$70.7	$224.9
Other payable for monthly activity true-up	$6.6	$7.0	$—	$13.6
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

The Supply and Offtake Agreements require payments of fees which are factored into the interest rate yield under the fair value accounting model. Recurring cash fees paid during the periods presented were as follows (in millions):

	El Dorado	Big Spring	Krotz Springs	Total
Recurring cash fees paid during the year ended December 31, 2021	$10.5	$3.3	$4.3	$18.1
Recurring cash fees paid during the year ended December 31, 2020	$9.7	$3.4	$4.1	$17.2
Recurring cash fees paid during the year ended December 31, 2019	$11.6	$6.2	$10.3	$28.1

Interest expense recognized under the Supply and Offtake Agreements includes the yield attributable to recurring cash fees, one-time cash fees (e.g., in connection with amendments), as well as other changes in fair value which may increase or decrease interest expense. Total interest expense incurred during the periods presented was as follows (in millions):

	El Dorado	Big Spring	Krotz Springs	Total
Interest expense for the year ended December 31, 2021	$10.5	$3.3	$4.3	$18.1
Interest expense for the year ended December 31, 2020	$10.1	$6.5	$4.5	$21.1
Interest expense for the year ended December 31, 2019	$15.4	$5.5	$12.1	$33.0
Reflected in interest expense are losses totaling $3.9 million for the year ended December 31, 2020 and gains totaling $9.3 million for the year ended December 31, 2019 related to the changes in fair value in the Baseline Step-Out Liabilities component of Obligations Under Supply and Offtake Agreements. There were no such gains or losses for the year ended December 31, 2021.

We maintained letters of credit under the Supply and Offtake Agreements as follows (in millions):

	El Dorado	Big Spring and Krotz Springs
Letters of credit outstanding as of December 31, 2021	$195.0	$—
Letters of credit outstanding as of December 31, 2020	$195.0	$10.0

F-31 |

10. Long-Term Obligations and Notes Payable
Outstanding borrowings, net of unamortized debt discounts and certain deferred financing costs, under Delek’s existing debt instruments are as follows (in millions):

	December 31, 2021	December 31, 2020
Revolving Credit Facility	$—	$—
Term Loan Credit Facility (1)	1,240.0	1,246.8
Hapoalim Term Loan (2)	29.0	39.3
Delek Logistics Credit Facility	258.0	746.6
Delek Logistics 2025 Notes (3)	246.7	245.7
Delek Logistics 2028 Notes (4)	394.3	—
Reliant Bank Revolver	50.0	50.0
Promissory Notes	—	20.0
	2,218.0	2,348.4
Less: Current portion of long-term debt and notes payable	92.2	33.4
	$2,125.8	$2,315.0
(1)Net of deferred financing costs of $2.2 million and $2.9 million, respectively, and debt discount of $17.8 million and $23.3 million, respectively, at December 31, 2021 and December 31, 2020.
(2)Net of deferred financing costs of $0.1 million and $0.2 million, respectively, and debt discount of $0.1 million and $0.1 million, respectively, at December 31, 2021 and December 31, 2020.
(3)Net of deferred financing costs of $2.5 million and $3.3 million, respectively, and debt discount of $0.8 million and $1.0 million, respectively, at December 31, 2021 and December 31, 2020.
(4)Net of deferred financing costs of $5.7 million at December 31, 2021.

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

F-32 |

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
In addition, the Revolving Credit Facility requires Delek to pay an unused line fee on the average amount of unused commitments thereunder in each quarter, which fee will be at a rate of 0.25% or 0.375% per annum, depending on average commitment usage for such quarter. As of December 31, 2021, the unused line fee was set at 0.375% per annum.
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
Additional Information
At December 31, 2021, the weighted average borrowing rate under the Revolving Credit Facility was 3.50% and there were no principal amounts outstanding thereunder. Additionally, there were letters of credit issued of approximately $270.4 million as of December 31, 2021

F-33 |

under the Revolving Credit Facility. Unused credit commitments under the Revolving Credit Facility, as of December 31, 2021, were approximately $729.6 million.
At December 31, 2021, the weighted average borrowing rate under the Term Loan Credit Facility was approximately 3.00% comprised entirely of LIBOR borrowings and the principal amount outstanding thereunder was $1,260.0 million. As of December 31, 2021, the effective interest rate related to the Term Loan Credit Facility was 3.53%.
Delek Hapoalim Term Loan
On December 31, 2019, Delek entered into an unsecured term loan credit and guaranty agreement (the "Agreement") with Bank Hapoalim B.M. ("BHI") as the administrative agent. Pursuant to the Agreement, on December 31, 2019, Delek borrowed $40.0 million (the "BHI Term Loan"). The interest rate under the Agreement is equal to LIBOR plus a margin of 3.00%. The Agreement has a maturity date of December 31, 2022 and requires quarterly loan amortization payments of $0.1 million, commencing March 31, 2020. Proceeds may be used for general corporate purposes. On December 30, 2020 and June 28, 2021, we amended the BHI Term Loan to modify one of the required quarterly financial covenant metrics; there were no other changes as a result of this amendment.
At December 31, 2021, the weighted average borrowing rate under the term loan was approximately 3.10% comprised entirely of a LIBOR borrowing and the principal amount outstanding thereunder was $29.2 million. On July 30, 2021, we elected to voluntarily prepay $10.0 million in principal of the term loan. As of December 31, 2021, the effective interest rate related to the BHI Term Loan was 3.67%.
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
The Delek Logistics Credit Facility has a maturity date of September 28, 2023. Borrowings under the Delek Logistics Credit Facility bear interest at either a U.S. dollar prime rate, Canadian dollar prime rate, LIBOR, or a CDOR rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin, in each case, and the fee payable for the unused revolving commitments vary based upon Delek Logistics' most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the Delek Logistics Credit Facility. At December 31, 2021, the weighted average borrowing rate was approximately 2.46%. Additionally, the Delek Logistics Credit Facility requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of December 31, 2021, this fee was 0.30% on an annualized basis.
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
As of December 31, 2021, Delek Logistics had $258.0 million of outstanding borrowings under the Delek Logistics Credit Facility, with no letters of credit in place. Unused credit commitments under the Delek Logistics Credit Facility as of December 31, 2021, were $592.0 million.
Delek Logistics 2025 Notes
On May 23, 2017, Delek Logistics and Delek Logistics Finance Corp. (“Finance Corp.” and together with Delek Logistics, the “Issuers”) issued $250.0 million in aggregate principal amount of 6.75% senior notes due in 2025 (the “Delek Logistics 2025 Notes”) at a discount. The Delek Logistics 2025 Notes are general unsecured senior obligations of the Issuers. The Delek Logistics 2025 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics' existing subsidiaries (other than Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics' future subsidiaries. The Delek Logistics 2025 Notes rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right of payment to any future subordinated indebtedness of the Issuers. Interest on the Delek Logistics 2025 Notes is payable semi-annually in arrears on each May 15 and November 15.
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

F-34 |

In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the Delek Logistics 2025 Notes from holders at a price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest.
As of December 31, 2021, we had $250.0 million in outstanding principal amount under the Delek Logistics 2025 Notes, and the effective interest rate was 7.20%.
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
At any time prior to June 1, 2024, the Co-issuers may redeem up to 35% of the aggregate principal amount of the Delek Logistics 2028 Notes with the net cash proceeds of one or more equity offerings by Delek Logistics at a redemption price of 107.125% of the redeemed principal amount, plus accrued and unpaid interest, if any, subject to certain conditions and limitations. Prior to June 1, 2024, the Co-issuers may also redeem all or part of the Delek Logistics 2028 Notes at a redemption price of the principal amount plus accrued and unpaid interest, if any, plus a "make whole" premium, subject to certain conditions and limitations. In addition, beginning on June 1, 2024, the Co-issuers may, subject to certain conditions and limitations, redeem all or part of the Delek Logistics 2028 Notes, at a redemption price of 103.563% of the redeemed principal for the twelve-month period beginning on June 1, 2024, 101.781% for the twelve-month period beginning on June 1, 2025, and 100.00% beginning on June 1, 2026 and thereafter, plus accrued and unpaid interest, if any. In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Co-issuers will be obligated to make an offer for the purchase of the Delek Logistics 2028 Notes from holders at a price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest.
As of December 31, 2021, we had $400.0 million in outstanding principal amount under the Delek Logistics 2028 Notes, and the effective interest rate was 7.41%.
Reliant Bank Revolver
Delek has an unsecured revolving credit agreement with Reliant Bank (the "Reliant Bank Revolver"). On December 16, 2019, we amended the Reliant Bank Revolver to extend the maturity date to June 30, 2022, reduce the fixed interest rate from 4.75% to 4.50% per annum and increase the revolver commitment amount from $30.0 million to $50.0 million. There were no other significant changes to the agreement in connection with this amendment. On December 9, 2020 and June 17, 2021, we amended the Reliant Bank Revolver to modify one of the required quarterly financial covenant metrics; there were no other changes as a result of this amendment. The revolving credit agreement requires us to pay a quarterly fee of 0.50% per year on the average unused revolving commitment. As of December 31, 2021, we had $50.0 million outstanding under this facility and had no unused credit commitments under the Reliant Bank Revolver.
Promissory Notes
Delek had four unsecured notes payable (the "Promissory Notes") for a total of $120.0 million in principal with various assignees of Alon Israel Oil Company, Ltd., the holder of a predecessor consolidated promissory note, which bore interest at a fixed rate of 5.50% per annum and which, collectively, required annual principal amortization payments of $25.0 million, with a final principal amortization payment of $20.0 million which was paid at maturity of the Promissory Notes on January 4, 2021.
Restrictive Covenants
Under the terms of our Revolving Credit Facility, Term Loan Credit Facility, Delek Logistics Credit Facility, Delek Logistics 2025 Notes, Delek Logistics 2028 Notes, Reliant Bank Revolver and BHI Agreement, we are required to comply with certain usual and customary financial and non-financial covenants. The terms and conditions of the Revolving Credit Facility include periodic compliance with a springing minimum fixed charge coverage ratio financial covenant if excess availability under the revolver borrowing base is below certain thresholds, as defined in the credit agreement. The Term Loan Credit Facility does not have any financial maintenance covenants. We believe we were in compliance with all covenant requirements under each of our credit facilities as of December 31, 2021.
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

F-35 |

Restricted Net Assets
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of assets, as has been discussed above. As of December 31, 2021, we had no subsidiaries with restricted net assets which would prohibit earnings from being transferred to the parent company for its use.
Future Maturities
Principal maturities of Delek's existing third-party debt instruments for the next five years and thereafter are as follows as of December 31, 2021 (in millions):

	2022	2023	2024	2025	2026	Thereafter	Total
Revolving Credit Facility	$—	$—	$—	$—	$—	$—	$—
Term Loan Credit Facility	13.0	13.0	13.0	1,221.0	—	—	1,260.0
Hapoalim Term Loan	29.2	—	—	—	—	—	29.2
Delek Logistics Credit Facility	—	258.0	—	—	—	—	258.0
Delek Logistics 2025 Notes	—	—	—	250.0	—	—	250.0
Delek Logistics 2028 Notes	—	—	—	—	—	400.0	400.0
Reliant Bank Revolver	50.0	—	—	—	—	—	50.0
Promissory Notes	—	—	—	—	—	—	—
Total	$92.2	$271.0	$13.0	$1,471.0	$—	$400.0	$2,247.2

11. Derivative Instruments
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
We primarily utilize commodity swaps, futures, forward contracts and options contracts, generally with maturity dates of three years or less, and from time to time interest rate swaps or caps to achieve these objectives. Futures contracts are standardized agreements, traded on a futures exchange, to buy or sell the commodity at a predetermined price and location at a specified future date. Options provide the right, but not the obligation to buy or sell a commodity at a specified price in the future. Commodity swaps and futures contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date, and options require payment/receipt of an upfront premium. Because these derivatives are entered into to achieve objectives specifically related to our inventory and production risks, such gains and losses (to the extent not designated as accounting hedges and recognized on an unrealized basis in other comprehensive income) are recognized in cost of materials and other.
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as NPNS pursuant to ASC 815. If we elect the NPNS exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. Our Canadian crude trading operations are accounted for as derivative instruments, and the related unrealized and realized gains and losses are recognized in other operating income, net on the accompanying consolidated statements of income. Additionally, as of and for the year ended December 31, 2021, other forward contracts accounted for as derivatives that are specific to managing crude costs rather than for trading purposes are recognized in cost of materials and other on the consolidated statements of income in our refining segment, and are included in our disclosures of commodity derivatives in the tables below.
Futures, swaps or other commodity related derivative instruments that are utilized to specifically provide economic hedges on our Canadian forward contract or investment positions are recognized in other operating income, net because that is where the related underlying transactions are reflected.

F-36 |

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
The following table presents the fair value of our derivative instruments as of December 31, 2021 and 2020. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our consolidated balance sheets. See Note 12 for further information regarding the fair value of derivative instruments (in millions).

		December 31, 2021		December 31, 2020
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives(1)	Other current assets	$21.5	$—	$48.9	$(24.8)
Commodity derivatives(1)	Other current liabilities	101.5	(102.3)	930.7	(943.8)
Commodity derivatives(1)	Other long-term assets	—	—	2.4	(2.3)
Commodity derivatives(1)	Other long-term liabilities	6.1	(6.1)	415.2	(415.8)
RINs commitment contracts(2)	Other current assets	1.6	—	33.6	—
RINs commitment contracts(2)	Other current liabilities	—	(0.7)	—	(22.5)
Derivatives designated as hedging instruments:
Commodity derivatives(1)	Other current assets	—	—	0.5	(0.3)
Total gross fair value of derivatives		130.7	(109.1)	1,431.3	(1,409.5)
Less: Counterparty netting and cash collateral(3)		107.1	(82.4)	1,358.3	(1,373.1)
Total net fair value of derivatives		$23.6	$(26.7)	$73.0	$(36.4)
(1)As of December 31, 2021 and 2020, we had open derivative positions representing 182,525,893 and 159,682,606 barrels, respectively, of crude oil and refined petroleum products. There were no open positions designated as cash flow hedging instruments as of December 31, 2021 and 2020. Additionally, as of December 31, 2021 and 2020, we had open derivative positions representing 1,320,000 and 22,130,000 million British Thermal Units ("MMBTU"), respectively, of natural gas products.
(2)As of December 31, 2021 and 2020, we had open RINs commitment contracts representing 16,325,000 and 282,150,000 RINs, respectively.
(3)As of December 31, 2021 and 2020, $(24.7) million and $14.8 million, respectively, of cash (obligation) collateral held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our non-trading commodity derivatives and RINs commitment contracts recorded in the consolidated statements of income are as follows (in millions)(2):

	Year Ended December 31,
	2021	2020	2019
Gains (losses) on hedging derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$37.7	$(88.0)	$17.9
Gains (losses) on non-trading physical forward contract commodity derivatives in cost of materials and other	(6.6)	—	—
Realized gains reclassified out of accumulated other comprehensive income and into cost of materials and other on commodity derivatives designated as cash flow hedging instruments	0.2	4.6	4.8
Total (losses) gains	$31.3	$(83.4)	$22.7
(1)     Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $7.8 million, $22.6 million and $(31.8) million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)    See separate table below for disclosures about "trading derivatives."

F-37 |

The effect of cash flow hedge accounting on the consolidated statements of income is as follows (in millions):

	Year Ended December 31,
	2021	2020
Gain (loss) on cash flow hedging relationships recognized in cost of materials and other:
Commodity contracts:
Hedged items	$(0.2)	$(4.6)
Derivative designated as hedging instruments	0.2	4.6
Total	$—	$—

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the years ended December 31, 2021, 2020 and 2019. Losses of $0.2 million, $3.6 million and $3.8 million, net of tax, on settled commodity contracts were reclassified into cost of materials and other in the consolidated statements of income during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we estimate that no deferred gains related to commodity cash flow hedges will be reclassified into cost of materials and other over the next 12 months as a result of hedged transactions that are forecasted to occur.
Total (losses) gains on our trading derivatives (none of which were designated as hedging instruments) recorded in other operating (income) expense, net on the consolidated statements of income are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019

Trading Physical Forward Contract Commodity Derivatives
Realized gains (losses)	$6.5	$(3.1)	$5.1
Unrealized gains (losses)	—	(0.3)	3.6
Total	$6.5	$(3.4)	$8.7

Trading Hedging Commodity Derivatives
Realized (losses) gains	$3.3	$7.5	$9.2
Unrealized (losses) gains	16.2	0.5	(9.2)
Total	$19.5	$8.0	$—

12. Fair Value Measurements
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
Our commodity derivative contracts, which consist of commodity swaps, exchange-traded futures, options and physical commodity forward purchase and sale contracts (that do not qualify for the NPNS exception under ASC 815), are valued based on exchange pricing and/or price index developers such as Platts or Argus and are, therefore, classified as Level 2.
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

F-38 |

Our environmental credits obligation surplus or deficit includes the Consolidated Net RINs Obligation surplus or deficit, as well as other environmental credit obligation surplus or deficit positions subject to fair value accounting pursuant to our accounting policy (see Note 2). The environmental credits obligation surplus or deficit is categorized as Level 2, if measured at fair value either directly through observable inputs or indirectly through market-corroborated inputs, and gains (losses) related to changes in fair value are recorded as a component of cost of materials and other in the consolidated statements of income. With respect to our Consolidated Net RINs Obligation surplus or deficit, we recognized gains (losses) on changes in fair value totaling $17.8 million and $(15.2) million for the years ended December 31, 2020 and 2019, respectively, primarily attributable to changes in the market prices of the underlying credits that occurred at the end of each quarter. For the year ended December 31, 2021, we recognized gains (losses) on changes in fair value totaling $(44.5) million, which was attributable to changes in estimated volume requirements related to the 2021 RINs Obligation to reflect the December 2021 Proposed EPA Rule (where a rule regarding 2021 requirements had not been previously enacted) as well as to quarterly changes in the market prices of the underlying credits.
The environmental credits obligation is impacted by government regulation requiring such credits, and the obligation, and likewise the value of the underlying credits, may be impacted by exemptions granted by the regulatory agencies. During the third quarter of 2019, the Tyler, El Dorado and Krotz Springs refineries received approval from the EPA for a small refinery exemption from the requirements of the renewable fuel standard ("RIN Waivers") for the 2018 calendar year, which resulted in a reduction of our Consolidated Net RINs Obligation and related cost of materials and other of approximately $20.7 million for the year ended December 31, 2019. During the first quarter 2019, the Tyler and Big Spring refineries received RIN Waivers for the 2017 calendar year, which had an immaterial impact on our results of operations. We have not received any additional RIN Waivers impacting the years ended December 31, 2021 and 2020.
As of and for the years ended December 31, 2021 and 2020, we elected to account for our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. With respect to the amended and restated Supply and Offtake Agreements, such amendments being effective April 2020 for all the agreements, we apply fair value measurement as follows: (1) we determine fair value for our amended variable step-out liability based on changes in fair value related to market volatility based on a floating commodity-index price, and for our amended fixed step-out liability based on changes to interest rates and the timing and amount of expected future cash settlements where such obligation is categorized as Level 2. Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other, and changes in fair value due to interest rate risk are recorded as a component of interest expense in the consolidated statements of income; and (2) we determine fair value of the commodity-indexed revolving over/short inventory financing liability based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2 and is presented in the current portion of the Obligation under Supply and Offtake Agreements on our consolidated balance sheets. Before the January 2020 amendments, we determined the fair value for the fixed price step-out liability based on changes to interest rates reflecting changes to the interest rate risk, with obligation categorized as Level 2. See Note 9 for discussion of gains and losses recognized from changes in fair value.
For all other financial instruments, the fair value approximates the historical or amortized cost basis comprising our carrying value and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$129.1	$—	$129.1
RINs commitment contracts	—	1.6	—	1.6
Total assets	—	130.7	—	130.7
Liabilities
Commodity derivatives	—	(108.4)	—	(108.4)
RINs commitment contracts	—	(0.7)	—	(0.7)
Environmental credits obligation deficit	—	(172.2)	—	(172.2)
J. Aron supply and offtake obligations	—	(487.5)	—	(487.5)
Total liabilities	—	(768.8)	—	(768.8)
Net assets (liabilities)	$—	$(638.1)	$—	$(638.1)

F-39 |

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$1,397.7	$—	$1,397.7
RINs commitment contracts	—	33.6	—	33.6
Total assets	—	1,431.3	—	1,431.3
Liabilities
Commodity derivatives	—	(1,387.0)	—	(1,387.0)
RINs commitment contracts	—	(22.5)	—	(22.5)
Environmental credits obligation deficit	—	(59.6)	—	(59.6)
J. Aron supply and offtake obligations	—	(354.1)	—	(354.1)
Total liabilities	—	(1,823.2)	—	(1,823.2)
Net assets (liabilities)	$—	$(391.9)	$—	$(391.9)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of December 31, 2021 and 2020, $(24.7) million and $14.8 million, respectively, of cash (obligation) collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 11 for further information regarding derivative instruments.
13. Commitments and Contingencies
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
One of our Alon subsidiaries was the defendant in a legal action related to an easement dispute arising from a purchase of property that occurred in October 2013, prior to the Delek/Alon Merger. In June 2019, the court found in favor of the plaintiffs and assessed damages against such subsidiary totaling $6.7 million, which was reduced to $6.4 million in the fourth quarter of 2019. Such amount is included as of December 31, 2021 and December 31, 2020 in accrued expenses and other current liabilities on the accompanying consolidated balance sheet. As a result of this liability, a $5.7 million increase in the accrual was recorded during the year ended December 31, 2019. The matter was appealed, and has been remanded to the district court regarding jurisdictional issues.
On June 19, 2017, the Arkansas Teacher Retirement System filed a lawsuit in the Delaware Court of Chancery (Arkansas Teacher Retirement System v. Alon USA Energy, Inc., et al., Case No. 2017-0453), asserting claims for breach of fiduciary duty in connection with the business combination of Delek US Holdings, Inc. and Alon USA Energy, Inc. Following a mediation, the parties to the litigation agreed to a settlement and release of all claims of the plaintiff class in exchange for the defendants' agreement to pay $44.8 million into a settlement fund, of which our insurance carriers agreed to fund approximately $42.5 million under the applicable insurance policies and pursuant to varying limits and limitations. The settlement, in which the Company and other defendants expressly deny all assertions of wrongdoing or fault, was approved by the Court on October 29, 2021. In addition to the $2.3 million of the settlement that was not covered by insurance, we accrued $4.2 million of estimated unpaid and remaining legal fees. As of December 31, 2021, the remaining unpaid balance is $0.7 million, and is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet.
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
Environmental, Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by various agencies, including the EPA, the United States Department of Transportation and the Occupational Safety and Health Administration ("OSHA"), as well as numerous state, regional and local environmental, safety and pipeline agencies. These laws and regulations govern the discharge of materials into the

F-40 |

environment, waste management practices, pollution prevention measures and the composition of the fuels we produce, as well as the safe operation of our plants and pipelines and the safety of our workers and the public. Numerous permits or other authorizations are required under these laws and regulations for the operation of our refineries, renewable fuels facilities, terminals, pipelines, underground storage tanks, trucks, rail cars and related operations, and may be subject to revocation, modification and renewal.
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
As of December 31, 2021, we have recorded an environmental liability of approximately $112.2 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $2.7 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
Included in our environmental liabilities as of both December 31, 2021 and 2020 is a liability totaling $78.5 million related to a property that we have historically operated as an asphalt and marine fuel terminal both as an owner and, subsequently, as a lessee under an in-substance lease agreement (the “License Agreement”). The License Agreement, which provided us the license to continue operating our asphalt and marine fuel terminal operations on the property for a term of ten years (expiring in June 2020), also ascribed a contractual noncontingent indemnification guarantee to certain of our wholly-owned subsidiaries related to certain incremental environmental remediation activities, predicated on the completion of certain property development activities ascribed to the lessor. Our combined liability, comprised of our environmental liability plus the estimated fair value of the noncontingent guarantee liability, was recorded in connection with the Delek/Alon Merger, effective July 1, 2017. While the License Agreement expired in June 2020, it is currently being disputed in litigation where we have determined that no loss accrual is necessary and that the amount of incremental loss that is reasonably possible is immaterial as of December 31, 2021. Such ongoing dispute causes sufficient uncertainty around the release of risk and the appropriate joint and several liability allocations thereunder that we cannot currently determine a more reasonable estimate of the potential total contingent liability that is probable, nor do we have sufficient information to better estimate the fair value of any remaining noncontingent guarantee liability. As such, as of December 31, 2021 and 2020, except for accretion and expenditures, our combined environmental liability related to the terminal and property remained unchanged.
Environmental liabilities with payments that are fixed or reliably determinable have been discounted to present value at various rates depending on their expected payment stream. These discount rates vary from 1.51% to 2.84%. The table below summaries our environmental liability accruals (in millions):

	December 31,
	2021	2020
Discounted environmental liabilities	$34.4	$35.3
Undiscounted environmental liabilities	77.8	77.3
Total accrued environmental liabilities	$112.2	$112.6

As of December 31, 2021, the estimated future payments of environmental obligations for which discounts have been applied are as follows (in millions):

2022	$1.9
2023	1.5
2024	1.5
2025	1.5
2026	1.6
Thereafter	30.4
Discounted environmental liabilities, gross	38.4
Less: Discount applied	4.0
Discounted environmental liabilities	$34.4

F-41 |

We are also subject to various regulatory requirements related to carbon emissions and the compliance requirements to remit environmental credit obligations due to the EPA or other regulatory agencies, the most significant of which relates to the RINs Obligation subject to the EPA’s RFS-2 regulations (See Note 2 for further discussion). The RFS-2 regulations are highly complex and evolving, requiring us to periodically update our compliance systems. As part of our on-going monitoring and compliance efforts, on an annual basis we engage a third party to perform procedures to review our RINs inventory, processes and compliance. The results of such procedures may include procedural findings but may also include findings regarding the usage of RINs to meet past obligations, the treatment of exported RINs, and the propriety of RINs on-hand and related adjustments to our RINs inventory, which (to the extent they are valued) offset our RINs Obligation. Such adjustments may also require communication with the EPA if they involve reportable non-compliance which could lead to the assessment of penalties. Based on management’s review which was completed during the second quarter 2021, we recorded a RINs inventory true-up adjustment totaling $(12.3) million which increased our recorded RINs Obligation. We have also self-reported our related instances of non-compliance to the EPA, and while we cannot yet estimate the extent of penalties that may be assessed, it is not expected to be material in relation to our total RINs Obligation.
Other Losses and Contingencies
Delek maintains property damage insurance policies which have varying deductibles. Delek also maintains business interruption insurance policies, with varying coverage limits and waiting periods. Covered losses in excess of the deductible and outside of the waiting period will be recoverable under the property and business interruption insurance policies.
El Dorado Refinery Fire
On February 27, 2021, our El Dorado refinery experienced a fire in its Penex unit. Six employees were injured in the fire, which was investigated by OSHA. Contrary to initial assessments, and despite occurring during the early stages of turnaround activity, the facility did suffer operational disruptions as a result of the fire. During the year ended December 31, 2021, we incurred workers' compensation losses of $3.8 million and accrued an additional $4.0 million for uncovered litigation, claims and assessments associated with the fire, which are included in operating expenses in the consolidated statements of income. Additionally, we recognized accelerated depreciation of $1.0 million due to property damaged in the fire, which was recovered during the year ended December 31, 2021. An additional $7.4 million was recognized as a gain, in excess of these losses, during the year ended December 31, 2021. We continue to incur repair costs that may be recoverable under property and casualty insurance policies. In addition, during the year ended December 31, 2021, we recognized a gain of $8.8 million related to business interruption claims. Such gain is included in other operating income in the consolidated statements of income. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and may result in the future recognition of insurance recoveries.
Winter Storm Uri
During February 2021, the Company experienced a severe weather event ("Winter Storm Uri") which temporarily impacted operations at all of our refineries. Due to the extreme freezing conditions, we experienced reduced throughputs at our refineries as there was a disruption in the crude supply, as well as damages to various units at our refineries requiring additional operating and capital expenditures. We recognized additional operating expenses in the amount of $17.5 million during the year ended December 31, 2021 due to property damaged in the freeze which was recovered during the year ended December 31, 2021. An additional $5.0 million was recognized as a gain, in excess of these losses during the year ended December 31, 2021. We continue to incur additional repair costs that may be recoverable under property and casualty insurance policies. We also recognized a gain of $1.1 million related to business interruption claims. Such gain is included in other operating income in the consolidated statements of income. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and may result in additional future recognition of insurance recoveries.
Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets, including five releases that occurred in 2019. There were no material releases that occurred during the years ended December 31, 2021 and 2020. For releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. For the release sites that have not yet received regulatory closure, we do not anticipate material costs associated with any fines or penalties or to complete activities that may be needed to achieve regulatory closure.
Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our consolidated statements of income.

F-42 |

Asset Retirement Obligations
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations is as follows (in millions):

	December 31,
	2021	2020
Beginning balance	$37.5	$68.6
Liabilities settled	(0.4)	(32.5)
Accretion expense	1.2	1.4
Ending balance	$38.3	$37.5

Letters of Credit
As of December 31, 2021, we had in place letters of credit totaling approximately $270.4 million with various financial institutions securing obligations primarily with respect to our commodity purchases for the refining segment and certain of our insurance programs. There were no amounts drawn by beneficiaries of these letters of credit at December 31, 2021.
14. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
On March 27, 2020, the CARES Act was enacted into law. The CARES Act includes several significant provisions for corporations, including the usage of net operating losses, interest deductions and payroll benefits. The Company recognized $16.8 million of current federal income tax benefit for the year ended December 31, 2020, attributable to anticipated tax refunds from net operating loss carryback to prior 35% tax rate years under the CARES Act. Also, we recorded a federal income tax receivable specifically related to the net operating loss carryback totaling $156.2 million; a current receivable of $135.6 million and a non-current receivable of $20.6 million. The full amount of this tax receivable was received during the third quarter of 2021.
Significant components of Delek's deferred tax assets (liabilities) reported in the accompanying consolidated financial statements as of December 31, 2021 and 2020 were as follows (in millions):

	December 31,
	2021	2020
Non-Current Deferred Taxes:
Property, plant and equipment, and intangibles	$(270.6)	$(261.0)
Right-of-use asset	(44.6)	(35.1)
Derivatives and hedging	(9.3)	0.3
Partnership and equity investments	(142.5)	(133.3)
Deferred revenues	(6.3)	(4.8)
Total deferred tax liabilities	(473.3)	(433.9)
Interest expense limitation under 163j	18.9	0.3
Compensation and employee benefits	12.6	13.6
Net operating loss carryforwards	181.2	136.4
Tax credit carryforwards	17.5	17.0
Lease obligation	44.4	35.2
Reserves and accruals	37.9	33.4
Inventories	28.1	2.7
Other	0.4	0.8
Total deferred tax assets	341.0	239.4
Valuation allowance	(59.0)	(55.0)
Total net deferred tax liabilities (1)	$(191.3)	$(249.5)
(1)     Total net deferred tax liabilities includes $5.1 million and $6.0 million of state deferred tax assets recorded in other non-current assets in our consolidated balance sheet.at December 31, 2021 and December 31, 2020, respectively.,

F-43 |

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income from continuing operations was attributable to the following (in millions):

	Year Ended December 31,
	2021	2020	2019
Provision for federal income taxes at statutory rate	$(48.9)	$(160.3)	$84.6
State income tax (benefit) expense, net of federal tax provision	(1.9)	(11.3)	6.3
Income tax benefit attributable to non-controlling interest	(7.1)	(7.9)	(5.4)
Tax credits and incentives (1)	(8.6)	(9.6)	(23.2)
Changes in valuation allowance	4.0	(10.8)	7.3
Impact of CARES Act net operating loss carryback	—	(16.8)	—
Goodwill impairment	—	21.4	—
Other items	—	2.6	2.1
Income tax (benefit) expense	$(62.5)	$(192.7)	$71.7
(1)     Tax credits and incentives include work opportunity and research and development credits, as well as incentives for the Company’s biodiesel blending operations.

Income tax (benefit) expense from continuing operations was as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Current	$(3.1)	$(160.6)	$7.1
Deferred	(59.4)	(32.1)	64.6
	$(62.5)	$(192.7)	$71.7

We carry valuation allowances against certain state deferred tax assets and net operating losses that may not be recoverable with future taxable income. We also carry valuation allowances related to basis differences that may not be recoverable. During the years ended December 31, 2021 and 2020, we recorded an increase to the valuation allowance of $4.0 million and a decrease of $10.8 million, respectively. The 2021 increase in the valuation allowance was primarily driven by changes in the state tax attributes, whereas in 2020 the decrease was driven by the reversal of allowance for deferred tax asset in partnership investments due to changes in the future realizability of deferred tax basis differences.
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
Federal net operating loss and credit carryforwards at December 31, 2021 totaled $549.9 million and $16.4 million, respectively, a portion of which are subject to a valuation allowance. Federal net operating losses have an indefinite carryforward life, and federal tax credit carryforwards will begin expiring in 2028. State net operating loss and credit carryforwards at December 31, 2021 totaled $1,460.5 million and $1.3 million, respectively, a portion of which are subject to a valuation allowance. State net operating losses and tax credit carryforwards will begin expiring in 2022.
Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal income tax examinations by tax authorities for years through 2011. Delek is under Joint Committee of Taxation review for tax years 2012 through 2020. Pre-acquisition tax returns for Alon are closed for U.S. federal income tax examinations through the tax year ended December 31, 2016 as of December 31, 2021. Alon is currently under Joint Committee of Taxation review for tax year 2017. Alon USA Partners, LP is currently under audit by the IRS for tax year 2019. Delek is currently under audit in various states for tax years 2016 through 2019. No material adjustments have been identified at this time.

F-44 |

ASC 740 provides a recognition threshold and guidance for measurement of income tax positions taken or expected to be taken on a tax return. ASC 740 requires the elimination of the income tax benefits associated with any income tax position where it is not "more likely than not" that the position would be sustained upon examination by the taxing authorities.
Increases and decreases to unrecognized tax benefits, which includes immaterial interest and penalties, were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Balance at the beginning of the year	$9.6	$12.1	$19.2
Additions based on tax positions related to current year	4.2	1.9	0.4
Additions for tax positions related to prior years and acquisitions	1.7	2.4	6.4
Reductions for tax positions related to prior years	(0.3)	(0.8)	(13.0)
Reductions for tax positions related to lapse of applicable statute of limitations	(1.1)	(0.2)	—
Settlements with taxing authorities	—	(5.8)	(0.9)
Balance at the end of the year	$14.1	$9.6	$12.1

The amount of the unrecognized benefit above, that if recognized would change the effective tax rate, is $6.5 million and $6.2 million as of December 31, 2021 and 2020, respectively.
Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. We recognized interest expense (income) of $0.3 million, $0.5 million, and $(1.1) million related to unrecognized tax benefits during the years ended December 31, 2021, 2020 and 2019. The total recognized liability for interest was $1.5 million and $1.4 million as of December 31, 2021 and 2020, respectively.
Uncertain tax positions have been examined by Delek for any material changes in the next 12 months, and no material changes are expected.
15. Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 6). Transactions with our related parties were as follows for the periods presented (in millions):

	Year Ended December 31,
	2021	2020	2019
Revenues (1)	$71.4	$69.0	$86.0
Cost of materials and other (2)	$50.6	$46.7	$44.9
(1)Consists primarily of asphalt sales which are recorded in corporate, other and eliminations segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

16.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in millions):

	December 31,
	2021	2020
Land	$57.5	$58.0
Building and building improvements	113.6	114.3
Refinery machinery and equipment	2,006.1	1,989.5
Pipelines and terminals	637.2	562.3
Retail store equipment and site improvements	61.3	53.1
Refinery turnaround costs	351.2	151.7
Other equipment	152.3	162.1
Construction in progress	266.2	428.5
	$3,645.4	$3,519.5
Less: accumulated depreciation	(1,338.1)	(1,152.3)
	$2,307.3	$2,367.2

F-45 |

Property, plant and equipment, accumulated depreciation and depreciation expense by reporting segment are as follows (in millions):

	As of and For the Year Ended December 31, 2021
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$2,665.2	$715.9	$168.1	$96.2	$3,645.4
Less: Accumulated depreciation	(946.3)	(266.5)	(59.4)	(65.9)	(1,338.1)
Property, plant and equipment, net	$1,718.9	$449.4	$108.7	$30.3	$2,307.3
Depreciation expense	$192.1	$42.8	$11.9	$10.4	$257.2

	As of and For the Year Ended December 31, 2020
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$2,566.0	$692.3	$165.3	$95.9	$3,519.5
Less: Accumulated depreciation	(811.2)	(227.5)	(48.9)	(64.7)	(1,152.3)
Property, plant and equipment, net	$1,754.8	$464.8	$116.4	$31.2	$2,367.2
Depreciation expense(1)	$191.5	$35.7	$12.4	$20.4	$260.0
(1)Depreciation expense includes accelerated depreciation of $19.0 million taken in the fourth quarter of 2020 primarily due to the decision to abandon certain property and equipment. Of this amount, $11.1 million, $1.6 million and $6.3 million relate to refining, logistics and other segments, respectively.

17.  Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired and is not amortized. Delek performs an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2021, 2020 and 2019. This review was performed at the reporting unit level, which is at or one level below our operating segment. We estimated the value of each of our reporting units using a discounted cash flows ("DCF") analysis and a multiple of expected future cash flows, such as those used by third-party analysts. The DCF analysis included a market participant weighted average cost of capital, forecasted crack spreads, gross margin, capital expenditures, and long-term growth rate based on historical information and our best estimate of future forecasts. The market approach involves significant judgment, including selection of an appropriate peer group, selection of valuation multiples, and determination of the appropriate weighting in our valuation model. With respect to the goodwill associated with the reporting units within the logistics segment, we performed a qualitative assessment in 2021, 2020 and 2019. For the year ended December 31, 2020, the annual impairment review resulted in an impairment charge of $126.0 million. For the years ended December 31, 2021 and 2019, no impairment of goodwill occurred. Accumulated goodwill impairment was $126.0 million as of December 31, 2021.
A summary of our goodwill by segment is as follows (in millions):

		Refining	Logistics	Retail	Corporate, Other and Eliminations	Total
Balance,	December 31, 2018	$801.3	$12.2	$44.3	$—	$857.8
Write-off of goodwill associated with retail stores sold		—	—	(2.1)	—	(2.1)
Balance,	December 31, 2019	801.3	12.2	42.2	—	855.7
Goodwill Impairment		(126.0)	—	—	—	(126.0)
Balance,	December 31, 2020	675.3	12.2	42.2	—	729.7
Goodwill Impairment		—	—	—	—	—
Balance,	December 31, 2021	$675.3	$12.2	$42.2	$—	$729.7

.

F-46 |

18.  Other Intangible Assets
A summary of our identifiable intangible assets are as follows (in millions):

As of December 31, 2021	Useful Life	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Third-party fuel supply agreement	10 years	$49.0	$(22.1)	$26.9
Fuel trade name	5 years	4.0	(3.6)	0.4
Intangible assets not subject to amortization:
Rights-of-way	Indefinite	52.8		52.8
Line space history	Indefinite	12.0		12.0
Liquor licenses	Indefinite	8.5		8.5
Refinery permits	Indefinite	2.1		2.1
Total		$128.4	$(25.7)	$102.7

As of December 31, 2020	Useful Life	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Third-party fuel supply agreement	10 years	49.0	(17.2)	31.8
Fuel trade name	5 years	4.0	(2.8)	1.2
Intangible assets not subject to amortization:
Rights-of-way	Indefinite	52.1		52.1
Line space history	Indefinite	12.0		12.0
Liquor licenses	Indefinite	8.5		8.5
Refinery permits	Indefinite	2.2		2.2
Total		$127.8	$(20.0)	$107.8

Amortization of intangible assets was $5.7 million during each of the years ended December 31, 2021, 2020 and 2019, and is included in depreciation and amortization on the accompanying consolidated statements of income.
Amortization expense for the next five years is estimated to be as follows (in millions):

2022	$5.3
2023	$4.9
2024	$4.9
2025	$4.9
2026	$4.9

19. Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	December 31, 2021	December 31, 2020
Investment commodities	$45.0	$1.1
Prepaid expenses	44.9	21.8
Short-term derivative assets (see Note 11)	23.6	72.9
Income and other tax receivables	3.6	142.0
Other	8.9	18.6
Total	$126.0	$256.4

F-47 |

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	December 31, 2021	December 31, 2020
Product financing agreements	$249.6	$198.0
Consolidated Net RINs Obligation deficit (see Note 12)	172.2	59.6
Income and other taxes payable	124.8	109.5
Crude purchase liabilities	107.4	62.1
Deferred revenue	44.6	16.5
Employee costs	44.4	30.2
Short-term derivative liabilities (see Note 11)	26.8	35.8
Other	28.0	34.7
Total	$797.8	$546.4

20. Equity-Based Compensation
Delek US Holdings, Inc. 2006 Long-Term Incentive Plan
The Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, as amended (the "2006 Plan"), allowed Delek to grant stock options, stock appreciation rights ("SARs"), RSUs, PRSUs, and other stock-based awards of up to 5,053,392 shares of Delek's common stock to certain directors, officers, employees, consultants and other individuals who performed services for Delek or its affiliates. Stock options and SARs granted under the 2006 Plan were generally granted at market price or higher. The vesting of all outstanding awards was subject to continued service to Delek or its affiliates except that vesting of awards granted to certain executive employees could, under certain circumstances, accelerate upon termination of their employment and the vesting of all outstanding awards could accelerate upon the occurrence of an Exchange Transaction (as defined in the 2006 Plan). In the second quarter of 2010, Delek's Board of Directors and its Incentive Plan Committee began using stock-settled SARs, rather than stock options, as the primary form of appreciation award under the 2006 Plan. The 2006 Plan expired in April 2016.
Delek US Holdings, Inc. 2016 Long-Term Incentive Plan
On May 5, 2016, our stockholders approved our 2016 Long-Term Incentive Plan (the “2016 Plan”) to succeed our 2006 Plan. The 2016 Plan allows Delek to grant stock options, SARs, restricted stock, RSUs, performance awards and other stock-based awards of up to 4,400,000 shares of Delek's common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates.  On May 18, 2018, May 5, 2020 and May 6 2021, the Company's stockholders approved an amendment to the 2016 plan that increased the number of shares of common stock available under this plan by 4,500,000 shares, 2,120,000 shares and 3,215,000 shares, respectively, to 14,235,000 shares. Stock options and SARs issued under the 2016 Plan are granted at prices equal to (or greater than) the fair market value of Delek's common stock on the grant date and are generally subject to a vesting period of one year or more. No awards will be made under the 2016 Plan after May 5, 2026.
Alon USA Energy, Inc. 2005 Long-Term Incentive Plan
In connection with the Delek/Alon Merger, Delek assumed the Alon USA Energy, Inc. Second Amended and Restated 2005 Incentive Compensation Plan (“the Alon 2005 Plan” and, collectively with the 2006 Plan and the 2016 Plan, the "Incentive Plans") as a component of its overall executive incentive compensation program. The Alon 2005 Plan permits the granting of awards to Alon's officers and key employees in the form of options to purchase common stock, SARs, restricted shares of common stock, RSUs, performance shares, performance units and senior executive plan bonuses. Effective with the Delek/Alon Merger, all contractually unvested share-based awards were converted into share-based awards denominated in Delek common stock. Committed but unissued share-based awards were exchanged and converted into rights to receive share-based awards indexed to Delek common stock. The Alon 2005 Plan was terminated June 4, 2021.
Option and SAR Assumptions
The table below provides the fair value assumptions for our outstanding stock options and SARs under the Incentive Plans. For all awards granted, we calculated volatility using historical and implied volatility of a peer group of public companies using weekly stock prices.

2019 Grants
(Grade Vesting - 4 years)
Expected volatility	48.16%-48.94%
Dividend yield	2.03%-2.60%
Expected term	4.57- 4.62 years
Risk free rate	1.57%-2.41%
Fair value per share	$11.46

F-48 |

Stock Option and SAR Activity
The following table summarizes our Incentive Plans stock option and SAR activity for the years ended December 31, 2021, 2020 and 2019:

	Number of Shares Under Option	Weighted-Average Strike Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in millions)
Options and SARs outstanding, December 31, 2018	3,574,105	$32.67
Granted	593,500	$34.96
Exercised	(466,569)	$29.61
Forfeited	(494,826)	$33.47
Options and SARs outstanding, December 31, 2019	3,206,210	$34.21
Granted	17,000	$36.56
Exercised	(23,675)	$14.68
Forfeited	(709,055)	$34.25
Options and SARs outstanding, December 31, 2020	2,490,480	$34.16
Granted	—	$—
Exercised	(28,025)	$15.67
Forfeited	(389,225)	$38.10
Options and SARs outstanding, December 31, 2021	2,073,230	$33.79	5.8	nominal
Vested options and SARs exercisable, December 31, 2021	1,758,730	$32.62	5.6	nominal

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
Performance-Based Restricted Stock Unit Assumptions
The table below provides the assumptions used in estimating the fair values of our outstanding PRSUs under the Incentive Plans. For all awards granted, we calculated volatility using historical volatility and implied volatility of a peer group of public companies using weekly stock prices.

	2021 Grants	2020 Grants	2019 Grants
Expected volatility	70.49%	45.06%-62.70%	39.67%-39.98%
Expected term	2.81 years	2.56-2.81 years	2.06-2.81 years
Risk free rate	0.14%	0.20%-0.56%	1.64%-2.42%
Fair value per share	$36.23	$10.65	$41.19

F-49 |

The following table summarizes the RSU and PRSU activity under the Incentive Plans for the years ended December 31, 2021, 2020 and 2019:

		Number of RSUs	Weighted-Average Grant Date Price
Balance	December 31, 2018	1,004,012	$36.00
Granted		701,875	$36.30
Vested		(604,971)	$24.88
Forfeited		(133,243)	$39.19
Performance Achieved		145,169	$16.55
Balance	December 31, 2019	1,112,842	$39.31
Granted		1,624,695	$15.14
Vested		(512,914)	$29.72
Forfeited		(413,499)	$24.98
Performance Achieved		18,651	$29.19
Balance	December 31, 2020	1,829,775	$23.62
Granted		1,162,436	$26.07
Vested		(583,638)	$28.03
Forfeited		(238,046)	$22.58
Performance Not Achieved		(23,896)	$47.68
Balance	December 31, 2021	2,146,631	$23.54

Compensation Expense Related to Equity-based Awards Granted Under the Incentive Plans
Compensation expense for Delek equity-based awards amounted to $23.5 million, $22.3 million and $25.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are included in general and administrative expenses and operating expenses in the accompanying consolidated statements of income. We recognized income tax expense (benefits) for equity-based awards of $1.7 million, $2.3 million and $(2.5) million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, there was $33.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.3 years.
The aggregate intrinsic value, which represents the difference between the underlying stock's market price and the award's exercise price, of the share-based awards exercised or vested during the years ended December 31, 2021, 2020 and 2019 was $13.0 million, $8.4 million and $27.0 million, respectively. During the years December 31, 2021, 2020 and 2019, respectively, we issued net shares of common stock of 415,212, 369,843 and 508,950 as a result of exercised or vested equity-based awards. These amounts are net of 196,451, 167,094 and 564,090 shares, respectively, withheld to satisfy employee tax obligations related to the exercises and vesting for the years ended December 31, 2021, 2020 and 2019. Delek paid approximately $4.2 million, $2.4 million and $9.2 million of taxes in connection with the settlement of these awards for the years ended December 31, 2021, 2020 and 2019. We issue new shares of common stock upon exercise or vesting of share-based awards.
Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
Logistics GP maintains a unit-based compensation plan for officers, directors and employees of Logistics GP or its affiliates and certain consultants, affiliates of Logistics GP or other individuals who perform services for Delek Logistics. The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan ("Logistics LTIP") permits the grant of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards, and unit awards. Awards granted under the Logistics LTIP will be settled with Delek Logistics units. On June 9, 2021, the Logistics GP board of directors amended the Logistics LTIP and increased the number of common units representing limited partner interests in Delek Logistics (the "Common Units") authorized for issuance under this plan by 300,000 Common Units to 912,207 Common Units. The term of the Logistics LTIP was also extended to June 9, 2031. Equity-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of income and is immaterial for the years ended December 31, 2021, 2020 and 2019.
Delek US Holdings, Inc. Employee Stock Purchase Plan
On June 2, 2021, the Company's board of directors adopted the Delek US Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"). The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the U.S. Internal Revenue Code of 1986. The Company authorized the issuance of 2,000,000 shares of common stock under the ESPP. On each purchase date, eligible employees (as defined in the ESPP) can purchase the Company's stock at a price per share equal to 85.0% of the closing price of the Company's common stock on the exercise date, but no less than par value. There are four offering periods of three months during each fiscal year, beginning each January 1st, April 1st, July 1st, and October 1st. No shares of common stock were issued under the ESPP during the year ended December 31, 2021. Implementation of the plan will be effective in 2022.

F-50 |

21.  Shareholders' Equity
Dividends Suspension
We elected to suspend dividends beginning in the fourth quarter of 2020 in order to conserve capital.
Stockholder Rights Plan
On March 20, 2020, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Delek’s common stock and adopted a stockholder rights plan (the “Rights Agreement”). The dividend was distributed in a non-cash transaction on March 30, 2020 to the stockholders of record on that date. The Rights initially traded with Delek’s common stock and expired in accordance with the terms of the Rights Agreement on March 19, 2021.
Preferred Stock
On March 20, 2020, our Board of Directors authorized 1,000,000 shares of preferred stock with a par value of $0.01 per share as Series A Junior Participating Preferred Stock.
Stock Repurchase Program
On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. During the year ended December 31, 2020 and 2019, we repurchased 58,713 and 5,039,034 shares of our common stock for a total of $1.9 million and $178.1 million, respectively. No repurchases of our common stock were made in the year ended December 31, 2021. As of December 31, 2021, there was approximately $229.7 million of authorization remaining under Delek's aggregate stock repurchase program (based on repurchases that had settled as of December 31, 2021). During the year ended December 31, 2020, we suspended the share repurchase program until our internal parameters are met for resuming such repurchases.
22.  Employees
Workforce
As of December 31, 2021, operations, maintenance and warehouse hourly employees along with truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. Of the Tyler refinery employees, 55.9% of operations, maintenance and warehouse hourly employees are currently covered by a collective bargaining agreement that expires January 31, 2028 while 8.5% of Tyler refinery truck drivers are currently covered by a collective bargaining agreement that expires October 31, 2024. As of December 31, 2021, operations, maintenance and warehouse hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 351. Of the El Dorado refinery employees, 40.4% are covered by a collective bargaining agreement which expires on August 1, 2027. As of December 31, 2021, approximately 68.3% of employees who work at our Big Spring refinery were covered by a collective bargaining agreement that expires March 31, 2027. None of our employees in our logistics segment, retail segment or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.
Postretirement Benefits
Pension Plans
Effective with the Delek/Alon Merger, we had four defined benefit pension plans covering substantially all of Alon's employees, excluding employees of the retail segment. The benefits are based on years of service and the employee’s final average monthly compensation. Our funding policy is to contribute annually no less than the minimum required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those benefits expected to be earned in the future. The plans were frozen for non-union employees effective September 30, 2017.
During 2018, we completely settled the supplemental retirement income plan of the retail segment, had a partial settlement of Alon's executive non-qualified restoration plan, froze Alon's qualified pension plan for union employees effective July 31, 2018, and entered into an agreement with the International Union of Operating Engineers (the "Union") to extend the Union agreement to March 31, 2022. As part of the extended Union agreement, the Company agreed to compensate each pension-eligible employee in the Union for the loss of the pension benefit over the remaining union contract period in four annual installments beginning July 2018. Payments are contingent upon continued employment at each annual payment date and are expected to total approximately $6.9 million in the aggregate without considering forfeitures (which cannot yet be estimated). The related expense (estimated without considering forfeitures) has been or will be recognized over the remaining union contract period. As of December 31, 2021, estimated remaining expense is approximately $0.1 million during 2022.

F-51 |

On October 1, 2018, we spun off a portion of the Alon's qualified pension plan into a new plan - The Alon USA Pension Plan for Collectively Bargained Employees. This new plan consists of Union employees. The assets were allocated as required under IRC Section 414. The remaining accumulated other comprehensive income at that date was split between the two plans based on their respective portions of projected benefit obligation. The Alon USA Pension Plan for Collectively Bargained Employees was terminated. The plan's obligation was settled and paid out from the plan's asset on December 20, 2019. The pre-tax amounts related to the defined benefit plans recognized as pension benefit liability in the consolidated balance sheets as of December 31, 2021 was $2.9 million.
Financial information related to our pension plans is presented below (in millions):

	Year Ended December 31,
	2021	2020
Change in projected benefit obligation:
Benefit obligation at beginning of year	$148.7	$131.5
Interest cost	3.5	4.2
Actuarial loss (gain)	(5.5)	18.3
Benefits paid	(5.6)	(5.3)
Other (effect of curtailment/settlement)	(0.3)	—
Projected benefit obligations at end of year	$140.8	$148.7
Change in plan assets:
Fair value of plan assets at beginning of year	$138.5	$128.1
Actual gain on plan assets	5.0	15.7
Employer contribution	0.3	—
Benefits paid	(5.6)	(5.3)
Other (effect of curtailment/settlement)	(0.3)	—
Fair value of plan assets at end of year	$137.9	$138.5
Reconciliation of funded status:
Fair value of plan assets at end of year	$137.9	$138.5
Less projected benefit obligations at end of year	140.8	148.7
Under-funded status at end of year	$(2.9)	$(10.2)

The pre-tax amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost were as follows (in millions):

	Year Ended December 31,
	2021	2020
Net actuarial loss	$4.9	$9.3
Prior service credit	—	—
Projected benefit obligations at end of year	$4.9	$9.3

The accumulated benefit obligation for each of our pension plans was in excess of the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans were as follows (in millions):

	Year Ended December 31,
	2021	2020
Projected benefit obligation	$140.8	$148.7
Accumulated benefit obligation	$140.8	148.7
Fair value of plan assets	$137.9	138.5

The weighted-average assumptions used to determine benefit obligations were as follows:

	Year Ended December 31,
	2021	2020
Discount rate	2.75%	2.45%

The discount rate used reflects the expected future cash flow based on our funding valuation assumptions and participant data as of the beginning of the plan period. The expected future cash flow is discounted by the Principal Pension Discount Yield Curve for the fiscal year end

F-52 |

because it has been specifically designed to help pension funds comply with statutory funding guidelines. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories.
The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	Year Ended December 31,
	2021	2020	2019
Discount rate	2.45%	3.20%	4.15%
Expected long-term rate of return on plan assets	4.65%	5.75%	7.00%

The components of net periodic benefit cost related to our benefit plans consisted of the following (in millions):

	Year Ended December 31,
Components of net periodic benefit:	2021	2020	2019
Interest cost	3.5	4.2	5.4
Expected return on plan assets	(6.0)	(6.8)	(7.5)
Recognition of gain due to curtailment	—	—	(2.7)
Net periodic benefit	$(2.5)	$(2.6)	$(4.8)

The service cost component of net periodic benefit is included as part of general and administrative expenses in the accompanying statements of income. The other components of net periodic benefit are included as part of other non-operating expense (income), net.
The weighted-average asset allocation of our pension benefits plan assets were as follows:

	Year Ended December 31,
	2021	2020
Investments in common collective trust consisting of:
U.S. and International companies	21.2%	40.4%
Fixed-income	78.8%	59.6%
Total	100.0%	100.0%

The fair value of our pension assets by category were as follows (in millions):

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
Year Ended December 31, 2021
U.S. companies	$—	$19.3	$—	$19.3
International companies	—	9.9	—	9.9
Fixed-income	—	108.7	—	108.7
Total	$—	$137.9	$—	$137.9
Year Ended December 31, 2020
U.S. companies	$—	$36.2	$—	$36.2
International companies	—	19.7	—	19.7
Fixed-income	—	82.6	—	82.6
Total	$—	$138.5	$—	$138.5

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
We made $0.3 million in contributions to the pension plans for the year ended December 31, 2021, and expect no contributions to be made to the pension plans in 2022. There were no employee contributions to the plans. The benefits expected to be paid in each year 2022–2026 are $6.4 million, $6.5 million, $7.1 million, $6.9 million and $7.0 million, respectively. The aggregate benefits expected to be paid in the five years

F-53 |

from 2027–2031 are $35.5 million. The expected benefits are based on the same assumptions used to measure our benefit obligation at December 31, 2021 and include estimated future employee service.
401(k) Plans
For the years ended December 31, 2021, 2020 and 2019, we sponsored a voluntary 401(k) Employee Retirement Savings Plans for eligible employees. Employees must be at least 21 years of age and eligibility to participate in the plan is immediate upon employment. Employee contributions are matched on a fully-vested basis by us up to a maximum of 6% of eligible compensation. Eligibility for the Company matching contribution begins on the first of the month following one year of employment. For the years ended December 31, 2021, 2020 and 2019, the 401(k) plans expense recognized was $4.8 million, $10.4 million and $9.6 million, respectively.
Postretirement Medical Plan
In addition to providing pension benefits, Alon has an unfunded postretirement medical plan covering certain health care and life insurance benefits for certain employees of Alon that retired prior to January 2, 2017, who met eligibility requirements in the plan documents. This plan is closed to new participants. The health care benefits in excess of certain limits are insured. The accrued benefit liability related to this plan reflected in the consolidated balance sheet was $1.2 million and $1.8 million at December 31, 2021 and 2020, respectively.
23. Leases
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
As of December 31, 2021, $24.6 million of our net property, plant, and equipment balance is subject to an operating lease. This agreement does not include options for the lessee to purchase our leasing equipment, nor does it include any material residual value guarantees or material restrictive covenants. The agreement includes a one year renewal option and certain variable payment based on usage.
The following table presents additional information related to our operating leases in accordance ASC 842, Leases ("ASC 842"):

(in millions)	Year Ended December 31,
	2021	2020
Lease Cost
Operating lease costs (1)	$67.7	$64.0
Short-term lease costs (2)	33.9	24.4
Sublease income	(5.8)	(7.7)
Net lease costs	$95.8	$80.7
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$(67.7)	$(64.0)
Leased assets obtained in exchange for new operating lease liabilities	$87.1	$58.1
Leased assets obtained in exchange for new financing lease liabilities	$15.7	$5.6
	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years) operating leases	4.7	5.2
Weighted-average remaining lease term (years) financing leases	6.6	2.9
Weighted-average discount rate operating leases (3)	6.3%	6.4%
Weighted-average discount rate financing leases (3)	3.2%	1.8%
(1) Includes an immaterial amount of financing lease cost.
(2) Includes an immaterial amount of variable lease cost.
(3) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

F-54 |

The following is an estimate of the maturity of our lease liabilities for operating and financing leases having remaining noncancelable terms in excess of one year as of December 31, 2021 (in millions) under the new lease guidance ASC 842:

Maturity of Lease Liabilities	Total
12 months or less	$65.6
13-24 months	56.0
25-36 months	41.6
37-48 months	33.8
49- 60 months	17.1
Thereafter	40.5
Total future lease payments	254.6
Less: Interest	48.7
Present Value of Lease Liabilities	$205.9

F-55 |

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

Delek US Holdings, Inc.

By: /s/ Reuven Spiegel
Reuven Spiegel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: February 25, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 25, 2022:

/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chair), President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert Wright
Robert Wright
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)

/s/ William J. Finnerty
William J. Finnerty
Director

/s/ Richard J. Marcogliese
Richard J. Marcogliese
Director

/s/ Gary M. Sullivan, Jr.
Gary M. Sullivan, Jr.
Director

/s/ Vicky Sutil
Vicky Sutil
Director

F-102 |

/s/ Laurie Z. Tolson
Laurie Z. Tolson
Director

/s/ Shlomo Zohar
Shlomo Zohar
Director

F-103 |