Form 10-Q
period 2022-03-31
Delek US Holdings, Inc.
filed 2022-05-05
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At April 29, 2022, there were 70,745,085 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents
Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2022

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2022	December 31, 2021 As Adjusted (1)
ASSETS
Current assets:
Cash and cash equivalents	$854.1	$856.5
Accounts receivable, net	1,405.0	776.6
Inventories, net of inventory valuation reserves	1,624.2	1,260.7
Other current assets	309.1	126.0
Total current assets	4,192.4	3,019.8
Property, plant and equipment:
Property, plant and equipment	3,675.0	3,645.4
Less: accumulated depreciation	(1,401.0)	(1,338.1)
Property, plant and equipment, net	2,274.0	2,307.3
Operating lease right-of-use assets	196.0	208.5
Goodwill	729.4	729.7
Other intangibles, net	103.7	102.7
Equity method investments	347.8	344.1
Other non-current assets	103.4	100.5
Total assets	$7,946.7	$6,812.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,548.1	$1,695.3
Current portion of long-term debt	82.1	92.2
Obligation under Supply and Offtake Agreements	589.3	487.5
Current portion of operating lease liabilities	52.2	53.9
Accrued expenses and other current liabilities	1,032.3	797.8
Total current liabilities	4,304.0	3,126.7
Non-current liabilities:
Long-term debt, net of current portion	2,130.7	2,125.8
Environmental liabilities, net of current portion	109.2	109.5
Asset retirement obligations	38.5	38.3
Deferred tax liabilities	218.7	214.5
Operating lease liabilities, net of current portion	141.0	152.0
Other non-current liabilities	29.9	31.8
Total non-current liabilities	2,668.0	2,671.9
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 88,320,612 shares and 91,772,080 shares issued at March 31, 2022 and December 31, 2021, respectively	0.9	0.9
Additional paid-in capital	1,156.0	1,206.5
Accumulated other comprehensive loss	(3.9)	(3.8)
Treasury stock, 17,575,527 shares, at cost, as of March 31, 2022 and December 31, 2021	(694.1)	(694.1)
Retained earnings	391.3	384.7
Non-controlling interests in subsidiaries	124.5	119.8
Total stockholders’ equity	974.7	1,014.0
Total liabilities and stockholders’ equity	$7,946.7	$6,812.6
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 6 for further discussion.

See accompanying notes to condensed consolidated financial statements

3 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except share and per share data)

	Three Months Ended
	March 31,
		2021
	2022	As Adjusted (1)
Net revenues	$4,459.1	$2,392.2
Cost of sales:
Cost of materials and other	4,152.5	2,172.8
Operating expenses (excluding depreciation and amortization presented below)	139.5	129.9
Depreciation and amortization	62.7	62.3
Total cost of sales	4,354.7	2,365.0
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	27.4	25.4
General and administrative expenses	53.1	41.1
Depreciation and amortization	5.6	6.2
Other operating (income) expense, net	(28.4)	1.9
Total operating costs and expenses	4,412.4	2,439.6
Operating income (loss)	46.7	(47.4)
Interest expense, net	38.4	29.4
Income from equity method investments	(10.9)	(4.8)
Other expense (income), net	1.3	(1.0)
Total non-operating expense, net	28.8	23.6
Income (loss) before income tax expense (benefit)	17.9	(71.0)
Income tax expense (benefit)	3.1	(8.3)
Net income (loss)	14.8	(62.7)
Net income attributed to non-controlling interests	8.2	7.3
Net income (loss) attributable to Delek	$6.6	$(70.0)
Basic income (loss) per share	$0.09	$(0.95)
Diluted income (loss) per share	$0.09	$(0.95)
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 6 for further discussion.

See accompanying notes to condensed consolidated financial statements

4 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended
	March 31,
		2021
	2022	As Adjusted (1)
Net income (loss)	$14.8	$(62.7)
Other comprehensive income (loss):
Commodity contracts designated as cash flow hedges:
Comprehensive loss on commodity contracts designated as cash flow hedges, net of taxes	—	(0.2)
Other loss , net of taxes	(0.1)	—
Total other comprehensive loss	(0.1)	(0.2)
Comprehensive income (loss)	14.7	(62.9)
Comprehensive income attributable to non-controlling interest	8.2	7.3
Comprehensive income (loss) attributable to Delek	$6.5	$(70.2)
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 6 for further discussion.

See accompanying notes to condensed consolidated financial statements

5 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share and per share data)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021, As Adjusted (1)	91,772,080	$0.9	$1,206.5	$(3.8)	$384.7	(17,575,527)	$(694.1)	$119.8	$1,014.0
Net income	—	—	—	—	6.6	—	—	8.2	14.8
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8.7)	(8.7)
Equity-based compensation expense	—	—	5.3	—	—	—	—	0.1	5.4
Sale of Delek Logistic common limited partner units, net	—	—	8.5	—	—	—	—	5.1	13.6
Purchase of Delek common stock from IEP Energy Holding LLC	(3,497,268)	—	(64.0)	—	—	—	—	—	(64.0)
Taxes paid due to the net settlement of equity-based compensation	—	—	(0.3)	—	—	—	—	—	(0.3)
Exercise of equity-based awards	45,800	—	—	—	—	—	—	—	—
Other	—	—	—	(0.1)	—	—	—	—	(0.1)
Balance at March 31, 2022	88,320,612	$0.9	$1,156.0	$(3.9)	$391.3	(17,575,527)	$(694.1)	$124.5	$974.7

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings As Adjusted (1)	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity As Adjusted (1)
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	91,356,868	$0.9	$1,185.1	$(7.2)	$522.0	(17,575,527)	$(694.1)	$118.4	$1,125.1
Cumulative effect of change in accounting method for certain inventory from LIFO to FIFO, net	—	—	—	—	(8.7)	—	—	—	(8.7)
Net (loss) income	—	—	—	—	(70.0)	—	—	7.3	(62.7)
Other comprehensive loss related to commodity contracts, net	—	—	—	(0.2)	—	—	—	—	(0.2)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(8.0)	(8.0)
Equity-based compensation expense	—	—	4.6	—	—	—	—	—	4.6
Taxes paid due to the net settlement of equity-based compensation	—	—	(1.1)	—	—	—	—	—	(1.1)
Exercise of equity-based awards	93,856	—	—	—	—	—	—	—	—
Other	—	—	—	—	(0.2)	—	—	—	(0.2)
Balance at March 31, 2021, As Adjusted (1)	91,450,724	$0.9	$1,188.6	$(7.4)	$443.1	(17,575,527)	$(694.1)	$117.7	$1,048.8
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 6 for further discussion.

See accompanying notes to condensed consolidated financial statements

6 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
		2021
	2022	As Adjusted (1)
Cash flows from operating activities:
Net income (loss)	$14.8	$(62.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	68.3	68.5
Non-cash lease expense	13.4	15.3
Deferred income taxes	10.4	8.9
Income from equity method investments	(10.9)	(4.8)
Dividends from equity method investments	6.6	5.7
Non-cash lower of cost or market/net realizable value adjustment	(8.5)	0.8
Equity-based compensation expense	5.4	4.6
Other	4.7	3.9
Changes in assets and liabilities:
Accounts receivable	(628.4)	(192.3)
Inventories and other current assets	(465.2)	(343.6)
Fair value of derivatives	(68.3)	(91.9)
Accounts payable and other current liabilities	988.6	510.3
Obligation under Supply and Offtake Agreements	101.8	51.6
Non-current assets and liabilities, net	(5.9)	(8.6)
Net cash provided by (used in) operating activities	26.8	(34.3)
Cash flows from investing activities:
Equity method investment contributions	—	(1.5)
Distributions from equity method investments	0.6	4.0
Purchases of property, plant and equipment	(29.5)	(48.3)
Purchase of intangible assets	(2.4)	(0.5)
Proceeds from sale of property, plant and equipment	1.0	0.2
Insurance proceeds	0.1	—
Net cash used in investing activities	(30.2)	(46.1)
Cash flows from financing activities:
Proceeds from long-term revolvers	415.1	609.0
Payments on long-term revolvers	(409.0)	(568.1)
Payments on term debt	(13.3)	(23.3)
Proceeds from product financing agreements	317.9	277.2
Repayments of product financing agreements	(253.1)	(199.3)
Taxes paid due to the net settlement of equity-based compensation	(0.3)	(1.1)
Distribution to non-controlling interest	(8.7)	(8.0)
Proceeds from sale of Delek Logistics LP common limited partner units	16.4	—
Purchase of Delek common stock from IEP Energy Holding LLC	(64.0)	—
Net cash provided by financing activities	1.0	86.4
Net (decrease) increase in cash and cash equivalents	(2.4)	6.0
Cash and cash equivalents at the beginning of the period	856.5	787.5
Cash and cash equivalents at the end of the period	$854.1	$793.5

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(In millions)

	Three Months Ended March 31,
		2021
	2022	As Adjusted (1)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.4 million in both the 2022 and 2021 periods	$24.4	$142.1
Income taxes	$1.0	$0.1
Non-cash investing activities:
Increase in accrued capital expenditures	$3.4	$18.8
Non-cash financing activities:
Non-cash lease liability arising from obtaining right of use assets during the period	$1.5	$19.6
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 6 for further discussion.

See accompanying notes to condensed consolidated financial statements

7 |

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
Our condensed consolidated financial statements include the accounts of Delek and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2022 (the "Annual Report on Form 10-K") and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K.
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
Accounting Policies
With the exception of the policy updates below, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Risks and Uncertainties Related to the COVID-19 Pandemic
During the quarter ended March 31, 2022, the economic environment in which we operate continued to improve as a result of the widespread availability of vaccines and testing in the U.S. over recent months which, in turn, has contributed to return to work, return to schools, and increased travel, with a corresponding increase in the demand for vehicle motor fuel and jet fuel. While we continue to face uncertainties around the COVID-19 Pandemic in terms of new variants, these stabilization trends as well as other factors impacting demand for our products, such as the global supply constraints caused by the military conflict between Russia and the Ukraine have mitigated the risks that remaining Pandemic-related uncertainties could have a material adverse impact on our financial position or results of operations. While these remaining uncertainties did not have a material impact on the preparation of our unaudited financial statements as of and for the three months ended March 31, 2022, to the extent these uncertainties were identified and were believed to have had a material impact on our prior year period results of operations or financial position based on the requirements for assessing such financial statement impact under GAAP, we have considered them in the preparation of our unaudited financial statements as of and for the three months ended March 31, 2022. The application of accounting policies impacted by such considerations include (but are not necessarily limited to) the following:
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
•The evaluation of inventory valuation allowances that may be warranted under the lower of cost or net realizable value analysis, for first-in, first-out (“FIFO”) costing method, pursuant to GAAP;
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

8 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Change in Accounting Principle
As of January 1, 2022, we changed our method for accounting for inventory held at the Tyler Refinery to the FIFO costing method from the last-in, first-out ("LIFO") costing method, which will conform the Company’s refining inventory to a single method of accounting. Total inventories accounted for using LIFO, prior to the accounting method change, comprised 28.0% of the Company’s total inventories as of December 31, 2021. This change in accounting method is preferable because it provides better consistency across our refineries and improves transparency, and results in recognition that better reflects the physical flow of inventory and more accurately reflects the current value of inventory. The effects of this change have been retrospectively applied to all periods presented with a cumulative effect adjustment reflected in the January 1, 2021 beginning retained earnings. See Note 6 - Inventory for additional information.
Reclassifications
Certain prior period amounts have been reclassified in order to conform to the current period presentation.
New Accounting Pronouncements Adopted During 2022
ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. We adopted this guidance on January 1, 2022 and the adoption did not have a material impact on our business, financial condition or results of operations.
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
Refining Segment
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd") as of March 31, 2022, including the following:
•75,000 bpd Tyler, Texas refinery (the "Tyler refinery");
•80,000 bpd El Dorado, Arkansas refinery (the "El Dorado refinery");
•73,000 bpd Big Spring, Texas refinery (the "Big Spring refinery"); and
•74,000 bpd Krotz Springs, Louisiana refinery (the "Krotz Springs refinery").

9 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
On May 7, 2020, we sold our equity interests in Alon Bakersfield Property, Inc., an indirect wholly-owned subsidiary that owned our non-operating refinery located in Bakersfield, California, to a subsidiary of Global Clean Energy Holdings, Inc. (“GCE”). As part of the transaction, GCE granted a call option to Delek to acquire up to a 33 1/3% limited member interest in the acquiring subsidiary of GCE for up to $13.3 million, subject to certain adjustments. Such option is exercisable by Delek through the 90th day after GCE demonstrates commercial operations, as contractually defined, which has not yet occurred as of March 31, 2022.
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
Retail Segment
Our retail segment consists of 248 owned and leased convenience store sites as of March 31, 2022, located primarily in West Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel primarily under the Alon or Delek brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money grams to the public, primarily under the 7-Eleven and DK or Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In November 2018, we terminated the license agreement with 7-Eleven, Inc. The terms of such agreement and subsequent amendments require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023.
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

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended March 31, 2022
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$3,267.9	$82.8	$209.5	$898.9	$4,459.1
Inter-segment fees and revenues	225.8	123.8	—	(349.6)	—
Operating costs and expenses:
Cost of materials and other	3,276.9	126.2	173.0	576.4	4,152.5
Operating expenses (excluding depreciation and amortization presented below)	119.9	18.1	22.7	6.2	166.9
Segment contribution margin	$96.9	$62.3	$13.8	$(33.3)	139.7
Income from equity method investments	0.2	7.0	—	3.7
Segment contribution margin and income (loss) from equity method investments	$97.1	$69.3	$13.8	$(29.6)
Depreciation and amortization	$52.8	$10.4	$3.5	$1.6	68.3
General and administrative expenses					53.1
Other operating income, net					(28.4)
Operating income					$46.7
Capital spending (excluding business combinations)	$14.3	$9.1	$3.0	$6.5	$32.9

	Three Months Ended March 31, 2021
	Refining (1)	Logistics	Retail	Corporate, Other and Eliminations	Consolidated (1)
Net revenues (excluding inter-segment fees and revenues)	$1,584.5	$56.7	$174.8	$576.2	$2,392.2
Inter-segment fees and revenues	155.6	96.2	—	(251.8)	—
Operating costs and expenses:
Cost of materials and other	1,615.0	81.1	136.5	340.2	2,172.8
Operating expenses (excluding depreciation and amortization presented below)	114.7	14.9	21.6	4.1	155.3
Segment contribution margin	$10.4	$56.9	$16.7	$(19.9)	64.1
Income from equity method investments	0.2	4.0	—	0.6
Segment contribution margin and income (loss) from equity method investments	$10.6	$60.9	$16.7	$(19.3)
Depreciation and amortization	$52.1	$10.7	$3.2	$2.5	68.5
General and administrative expenses					41.1
Other operating expense, net					1.9
Operating loss					$(47.4)
Capital spending (excluding business combinations)	$57.8	$7.8	$0.8	$0.6	$67.0
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 6 for further discussion.

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Segment Information
Total assets by segment were as follows as of March 31, 2022 (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Total assets	$7,842.9	$935.3	$255.4	$(1,086.9)	$7,946.7
Less:
Inter-segment notes receivable	(1,026.8)	—	—	1,026.8	—
Inter-segment right of use lease assets	(245.2)	—	—	245.2	—
Total assets, excluding inter-segment notes receivable and right of use assets	$6,570.9	$935.3	$255.4	$185.1	$7,946.7

Property, plant and equipment and accumulated depreciation as of March 31, 2022 and depreciation expense by reporting segment for the three months ended March 31, 2022 are as follows (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$2,677.7	$724.9	$170.0	$102.4	$3,675.0
Less: Accumulated depreciation	(995.0)	(276.6)	(62.0)	(67.4)	(1,401.0)
Property, plant and equipment, net	$1,682.7	$448.3	$108.0	$35.0	$2,274.0
Depreciation expense for the three months ended March 31, 2022	$51.1	$10.4	$3.3	$1.6	$66.4

In accordance with Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment ("ASC 360"), Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment related to our property, plant and equipment as of March 31, 2022 (see Note 1 for further discussion on the impact of the COVID-19 Pandemic).

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

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended
	March 31,
	2022	2021 (1)
Numerator:
Numerator for EPS
Net income (loss)	$14.8	$(62.7)
Less: Income attributed to non-controlling interest	8.2	7.3
Numerator for basic and diluted EPS attributable to Delek	$6.6	$(70.0)

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	73,236,274	73,803,772
Dilutive effect of stock-based awards	412,992	—
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	73,649,266	73,803,772
EPS:
Basic income (loss) per share	$0.09	$(0.95)
Diluted income (loss) per share	$0.09	$(0.95)
The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be antidilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	3,088,678	2,733,056
Antidilutive due to loss	—	634,006
Total antidilutive stock-based compensation	3,088,678	3,367,062

(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 6 for further discussion.

Note 4 - Delek Logistics
Delek Logistics is a publicly traded limited partnership that was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of March 31, 2022, we owned a 78.9% interest in Delek Logistics, consisting of 34,311,278 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets.
On April 14, 2022, Delek Logistics filed a shelf registration statement with the SEC registering for the potential sale, from time to time by Delek Logistics, of up to $200.0 million of common limited partner units of Delek Logistics.
On December 20, 2021, Delek commenced a program to sell up to 434,590 common limited partner units representing limited partner interests in Delek Logistics over the next three months in open market transactions conducted pursuant to Rule 144 under the Securities Act of 1933, as amended, and a Rule 10b5-1 trading plan all of which were sold as of March 18, 2022. For the three months ended March 31, 2022, we sold 385,522 units for gross proceeds of $16.4 million; $13.6 million net of taxes.
In August 2020, Delek Logistics filed a shelf registration statement, which subsequently became effective, with the SEC for the proposed re-sale or other disposition from time to time by Delek of up to 14.0 million common limited partner units representing our limited partner interests in Delek Logistics. No units were sold as of March 31, 2022.
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

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets as presented below are included in the condensed consolidated balance sheets of Delek (unaudited, in millions).

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$2.7	$4.3
Accounts receivable	20.4	15.4
Accounts receivable from related parties	—	—
Inventory	1.8	2.4
Other current assets	1.5	1.0
Property, plant and equipment, net	448.3	449.4
Equity method investments	249.9	250.0
Operating lease right-of-use assets	19.1	20.9
Goodwill	12.2	12.2
Intangible assets, net	154.5	153.9
Other non-current assets	24.9	25.6
Total assets	$935.3	$935.1
LIABILITIES AND DEFICIT
Accounts payable	$12.6	$8.2
Accounts payable to related parties	50.3	64.4
Current portion of operating lease liabilities	6.7	6.8
Accrued expenses and other current liabilities	26.7	17.4
Long-term debt	905.5	899.0
Asset retirement obligations	6.6	6.5
Operating lease liabilities, net of current portion	12.4	14.1
Other non-current liabilities	21.0	22.7
Deficit	(106.5)	(104.0)
Total liabilities and deficit	$935.3	$935.1

Note 5 - Equity Method Investments
Wink to Webster Pipeline
On February 21, 2020, we, through our wholly-owned direct subsidiary Delek Energy, entered into the W2W Holdings LLC Agreement with MPLX Operations LLC ("MPLX") (collectively, with its wholly-owned subsidiaries, the "WWP Project Financing Joint Venture" or the "WWP Project Financing JV"). The WWP Project Financing JV was created for the specific purpose of obtaining financing to fund our combined capital calls resulting from and occurring during the construction period of the pipeline system under the Wink to Webster Pipeline LLC ("WWP") Joint Venture, and to service that debt. In connection with the arrangement, both Delek Energy and MPLX contributed their respective 15% ownership interests in WWP to the WWP Project Financing JV as collateral for and in service of the related project financing. Accordingly, distributions received from WWP through the WWP Project Financing JV will first be applied in service of the related project financing debt, with excess distributions being made to the members of the WWP Project Financing JV as provided for in the W2W Holdings LLC Agreement and as allowed under the project financing debt. The obligations of the members under the W2W Holdings LLC Agreement are guaranteed by the parents of the members of the WWP Project Financing JV.
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
The Company's maximum exposure to any losses incurred by HoldCo is limited to its investment. As of March 31, 2022, except for the guarantee of member obligations under the W2W Holdings LLC Agreement, the Company does not have other existing guarantees with or to HoldCo, or any third-party for work contracted with it.
As of March 31, 2022 and December 31, 2021, Delek's investment balance in WWP Project Financing Joint Venture totaled $51.4 million and $49.3 million, respectively, and is included as part of total assets in corporate, other and eliminations in our segment disclosure. In

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
addition on the investment, we recognized an income (loss) of $2.1 million and $(0.3) million for the three months ended March 31, 2022 and 2021, respectively.
Delek Logistics Investments
Delek Logistics has a 33% membership interest in Red River Pipeline Company LLC (“Red River”), which owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. As of March 31, 2022 and December 31, 2021, Delek's investment balance in Red River totaled $144.6 million and $144.0 million, respectively. During the three months ended March 31, 2022 and 2021, respectively, we made no capital contributions and $1.4 million in capital contributions based on capital calls received. We recognized income on the investment totaling $5.2 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively. This investment is accounted for using the equity method and is included as part of total assets in our logistics segment.
In addition to Red River, Delek Logistics has two joint ventures that own and operate logistics assets, and which serve third parties and subsidiaries of Delek. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems (the "Caddo Pipeline") and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system (the "Rio Pipeline"). As of March 31, 2022 and December 31, 2021, Delek Logistics' investment balances in these joint ventures totaled $105.3 million and $106.0 million, respectively, and were accounted for using the equity method. We recognized income on these investments totaling $1.8 million for both the three months ended March 31, 2022 and 2021.
Other Investments
We have a 50% interest in a joint venture that owns an asphalt terminal located in Brownwood, Texas. As of March 31, 2022 and December 31, 2021, Delek's investment balance in this joint venture was $43.2 million and $41.6 million, respectively. We recognized income on this investment totaling $1.6 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively. This investment is accounted for using the equity method and is included as part of total assets in corporate, other and eliminations in our segment disclosure.
Delek Renewables, LLC, a wholly-owned subsidiary of Delek, has a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in North Little Rock, Arkansas. As of March 31, 2022 and December 31, 2021, Delek Renewables, LLC's investment balance in this joint venture was $3.3 million and $3.2 million, respectively, and was accounted for using the equity method. We recognized income on this investment totaling $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The investment in this joint venture is reflected in the refining segment.

Note 6 - Inventory
Crude oil, work in process, refined products, blendstocks and asphalt inventory for all of our operations, excluding merchandise inventory in our retail segment, are stated at the lower of cost determined using FIFO basis or net realizable value. Retail merchandise inventory consists of cigarettes, beer, convenience merchandise and food service merchandise and is stated at estimated cost as determined by the retail inventory method.
Effective January 1, 2022, we changed our method for valuing the inventory held at the Tyler Refinery to the FIFO inventory valuation method from the LIFO inventory valuation method. Total inventories accounted for using LIFO, prior to the accounting method change, comprised 28.0% of the Company’s total inventories as of December 31, 2021. This change in accounting method is preferable because it provides better consistency across our refineries and improved transparency, and results in recognition that better reflects the physical flow of inventory and more accurately reflects the current value of inventory. After this change, we no longer utilize the LIFO valuation method and the majority of our inventories are now valued using the FIFO cost method, with the remainder valued using the Retail method for the retail segment inventory. The effects of this change have been retrospectively applied to all periods presented. This change resulted in a decrease to retained earnings of $8.7 million as of January 1, 2021 in accordance with ASC 250, Accounting Changes and Error Corrections.

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the components of inventory for each period presented reflecting the accounting method change discussed above:
(In millions):

		December 31, 2021
	March 31, 2022	As Adjusted (1)
Refinery raw materials and supplies	$774.1	$516.0
Refinery work in process	186.3	156.2
Refinery finished goods	622.8	550.6
Retail fuel	11.0	9.3
Retail merchandise	28.2	26.2
Logistics refined products	1.8	2.4
Total inventories	$1,624.2	$1,260.7

(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories, as described above.

In addition, certain financial statement line items in our Condensed Consolidated Statement of Income and our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2021 and our Consolidated Condensed Balance Sheet as of December 31, 2021, were retrospectively adjusted as follows:

	Three Months Ended March 31, 2021
(In millions)	As Reported (using LIFO)	Adjustment	As Adjusted (using FIFO)
Condensed Consolidated Statements of Income
Cost of materials and other	$2,205.5	$(32.7)	$2,172.8
Total cost of sales	2,397.7	(32.7)	2,365.0
Loss before income tax benefit	(103.7)	32.7	(71.0)
Income tax benefit	(12.4)	4.1	(8.3)
Net loss	(91.3)	28.6	(62.7)
Net loss attributable to Delek	(98.6)	28.6	(70.0)

Net loss per share attributable to Delek
Basic	$(1.34)	$0.39	$(0.95)
Diluted	$(1.34)	$0.39	$(0.95)

	December 31, 2021
(In millions)	As Reported (using LIFO)	Adjustment	As Adjusted (using FIFO)
Condensed Consolidated Balance Sheet
Inventories, net of inventory valuation reserves	$1,176.1	$84.6	$1,260.7
Total Assets	6,728.0	84.6	6,812.6
Deferred tax liabilities	196.4	18.1	214.5
Retained Earnings	318.2	66.5	384.7
Total liabilities and stockholders' equity	6,728.0	84.6	6,812.6

	Three Months Ended March 31, 2021
(In millions)	As Reported (using LIFO)	Adjustment	As Adjusted (using FIFO)
Condensed Consolidated Statements of Cash Flows
Net loss	$(91.3)	$28.6	$(62.7)
Non-cash lower of cost or market/net realizable value adjustment	(20.4)	21.2	0.8
Deferred income taxes	5.1	3.8	8.9
Inventories and other current assets	(304.2)	(39.4)	(343.6)
Accounts payable and other current liabilities	524.5	(14.2)	510.3

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables reflect the effect of the change in the accounting principle on the current period Condensed Consolidated Financial Statements:

	Three Months Ended March 31, 2022
(In millions)	As Computed (using LIFO)	As Reported (using FIFO)	Effect of Change
Condensed Consolidated Statements of Income
Cost of materials and other	$4,273.6	$4,152.5	$121.1
Total cost of sales	4,475.8	4,354.7	121.1
(Loss) income before income tax (benefit) expense	(103.2)	17.9	(121.1)
Income tax (benefit) expense	(21.2)	3.1	(24.3)
Net (loss) income attributable to Delek	(90.2)	6.6	(96.8)

Net (loss) income per share attributable to Delek
Basic	$(1.23)	$0.09	$(1.32)
Diluted	$(1.23)	$0.09	$(1.32)

	March 31, 2022
(In millions)	As Computed (using LIFO)	As Reported (using FIFO)	Effect of Change
Condensed Consolidated Balance Sheet
Inventories, net inventory valuation reserves	$1,449.2	$1,624.2	$(175.0)
Total Assets	7,771.7	7,946.7	(175.0)
Accrued expenses and other current	1,057.0	1,032.3	24.7
Deferred tax liabilities	182.3	218.7	(36.4)
Retained Earnings	228.0	391.3	(163.3)
Total liabilities and stockholders' equity	7,771.7	7,946.7	(175.0)

	Three Months Ended March 31, 2022
(In millions)	As Computed (using LIFO)	As Reported (using FIFO)	Effect of Change
Condensed Consolidated Statements of Cash Flows
Net (loss) income	(82.0)	$14.8	$(96.8)
Non-cash lower of cost or market/net realizable value adjustment	(8.0)	(8.5)	0.5
Deferred income taxes	(7.9)	10.4	(18.3)
Inventories and other current assets	(375.3)	(465.2)	89.9
Accounts payable and other current liabilities	1,013.3	988.6	24.7

At March 31, 2022, we recorded a pre-tax inventory valuation reserve of $0.8 million due to a market price decline below our cost of certain inventory products. At December 31, 2021, we recorded a pre-tax inventory valuation reserve of $9.3 million. We recognized a net reduction (increase) in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of $8.5 million and $(0.9) million for the three months ended March 31, 2022 and 2021, respectively.

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
Barrels subject to the Supply and Offtake Agreements are as follows (in millions):

	El Dorado	Big Spring	Krotz Springs
Baseline Volumes pursuant to the respective Supply and Offtake Agreements	2.0	0.8	1.3
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of March 31, 2022 (1)	3.0	1.1	1.0
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of December 31, 2021 (1)	3.5	1.3	1.2
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
In April 2020, we amended and restated our three Supply and Offtake Agreements to renew and extend the terms to December 30, 2022, with J. Aron having the sole discretion to further extend to May 30, 2025 by giving at least 6 months prior notice to the current maturity date. As part of this amendment, there were changes to the underlying market index, annual fee, the crude purchase fee, crude roll fees and timing of cash settlements related to periodic price adjustments (the "Periodic Price Adjustments"). The repurchase of Baseline Volumes at the end of the Supply and Offtake Agreement term (representing the "Baseline Step-Out Liability" or, collectively, the "Baseline Step-Out Liabilities") continue to be recorded at fair value under the fair value election included under ASC 815 and ASC 825. The Baseline Step-Out Liabilities have a floating component whose fair value reflects changes to commodity price risk with changes in fair value recorded in cost of materials and other and a fixed component whose fair value reflects changes to interest rate risk with changes in fair value recorded in interest expense. There was no amendment date change in fair value resulting from the modification. The Baseline Step-Out Liabilities are reflected as non-current liabilities on our condensed consolidated balance sheet to the extent that they are not contractually due within twelve months. Monthly activity resulting in over and short volumes are be valued using market-indexed pricing, and are included in current liabilities (or receivables) on our condensed consolidated balance sheet.
Pursuant to the Periodic Price Adjustments provision in the Supply and Offtake Agreements, the Company may be required to pay down all or a portion of the fixed component of the Baseline Step-Out Liabilities or may receive additional proceeds depending on the change in fair value of the inventory collateral subject to a threshold at certain specified periodic pricing dates (the "Periodic Pricing Dates"), which occur on October 1st and May 1st, annually, not to extend beyond expiration of the Supply and Offtake Agreements. Additionally, at the Periodic Pricing Dates, if a Periodic Price Adjustment is triggered, the prospective pricing underlying the fixed component of the Baseline Step-Out Liabilities will be adjusted to reflect either the pay-down or the incremental proceeds, accordingly. As of March 31, 2022, the fixed component of the Baseline Step-Out Liabilities subject to the Periodic Price Adjustments amounted to approximately $39.2 million. Some portion of that amount may become due or payable if Periodic Price Adjustments are triggered on the Periodic Pricing Dates.
Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other in the consolidated statements of income. With respect to the Baseline Step-Out liabilities, we recognized gains (losses) in cost of materials and other attributable to changes in fair value due to commodity-index price totaling $148.8 million and $62.3 million for the three months ended March 31, 2022 and 2021, respectively.

18 |

Net balances payable (receivable) under the Supply and Offtake Agreements were as follows as of the balance sheet dates (in millions):

	El Dorado	Big Spring	Krotz Springs	Total
Balances as of March 31, 2022:
Baseline Step-Out Liability	$232.4	$97.8	$149.1	$479.3
Revolving over/short inventory financing liability	101.9	32.8	(24.7)	110.0
Total Obligations Under Supply and Offtake Agreements - Current portion	$334.3	$130.6	$124.4	$589.3
Other payable for monthly activity true-up	$20.5	$3.7	$3.3	$27.5

	El Dorado	Big Spring	Krotz Springs	Total
Balances as of December 31, 2021:
Baseline Step-Out Liability	$159.6	$68.4	$102.4	$330.4
Revolving over/short inventory financing liability (receivable)	120.9	41.1	(4.9)	157.1
Total Obligations Under Supply and Offtake Agreements - Current portion	$280.5	$109.5	$97.5	$487.5
Other (receivable) payable for monthly activity true-up	$(2.7)	$1.0	$7.0	$5.3

The Supply and Offtake Agreements require payments of fixed annual fees which are factored into the interest rate yield under the fair value accounting model and recorded in interest expense. Recurring cash fees paid during the periods presented were as follows (in millions):

	El Dorado	Big Spring	Krotz Springs	Total
Recurring cash fees paid during the three months ended March 31, 2022	$2.9	$1.0	$1.1	$5.0
Recurring cash fees paid during the three months ended March 31, 2021	$2.4	$0.7	$1.1	$4.2

We maintained letters of credit under the Supply and Offtake Agreements as follows (in millions):

El Dorado
Letters of credit outstanding as of March 31, 2022	$145.0
Letters of credit outstanding as of December 31, 2021	$195.0

Note 8 - Long-Term Obligations and Notes Payable
Outstanding borrowings, net of unamortized debt discounts and certain deferred financing costs, under Delek’s existing debt instruments are as follows (in millions):

	March 31, 2022	December 31, 2021
Revolving Credit Facility	$—	$—
Term Loan Credit Facility (1)	1,238.3	1,240.0
Hapoalim Term Loan (2)	18.9	29.0
Delek Logistics Credit Facility	264.1	258.0
Delek Logistics 2025 Notes (3)	247.0	246.7
Delek Logistics 2028 Notes (4)	394.5	394.3
Reliant Bank Revolver	50.0	50.0
	2,212.8	2,218.0
Less: Current portion of long-term debt and notes payable	82.1	92.2
	$2,130.7	$2,125.8
(1)Net of deferred financing costs of $2.0 million and $2.2 million and debt discount of $16.5 million and $17.8 million at March 31, 2022 and December 31, 2021, respectively.
(2)Net of deferred financing costs of $0.1 million and $0.1 million and debt discount of $0.1 million and $0.1 million at March 31, 2022 and December 31, 2021, respectively.
(3)Net of deferred financing costs of $2.3 million and $2.5 million and debt discount of $0.7 million and $0.8 million at March 31, 2022 and December 31, 2021, respectively.
(4)Net of deferred financing costs of $5.5 million and $5.7 million at March 31, 2022 and December 31, 2021, respectively.

19 |

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
The Revolving Credit Facility permits borrowings in Canadian dollars of up to $50.0 million. Effective March 21, 2022, the limits for the issuance of letters of credit for the Revolving Credit Facility increased from of up to $400.0 million to up to $500.0 million, including letters of credit denominated in Canadian dollars of up to $10.0 million. Delek may designate restricted subsidiaries as additional borrowers under the Revolving Credit Facility.
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

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
In addition, the Revolving Credit Facility requires Delek to pay an unused line fee on the average amount of unused commitments thereunder in each quarter, which fee is at a rate of 0.25% or 0.375% per annum, depending on average commitment usage for such quarter. As of March 31, 2022, the unused line fee was 0.375% per annum.
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
Additional Information
At March 31, 2022, the borrowing rate for base rate loans under the Revolving Credit Facility was 3.75% and there were no principal amounts outstanding thereunder. Additionally, there were letters of credit issued of approximately $362.5 million as of March 31, 2022 under the Revolving Credit Facility. Unused credit commitments under the Revolving Credit Facility, as of March 31, 2022, were approximately $637.5 million.
At March 31, 2022, the weighted average borrowing rate under the Term Loan Credit Facility was approximately 3.00% comprised entirely of LIBOR borrowings, and the principal amount outstanding thereunder was $1,256.8 million. As of March 31, 2022, the effective interest rate related to the Term Loan Credit Facility was 3.52%.
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
At March 31, 2022, the weighted average borrowing rate under the term loan was approximately 3.46% comprised entirely of a LIBOR borrowing and the principal amount outstanding thereunder was $19.1 million. On July 30, 2021 and January 31, 2022, we elected to voluntarily prepay $10.0 million each period in principal of the term loan. As of March 31, 2022, the effective interest rate related to the BHI Term Loan was 4.33%.
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

21 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Delek Logistics can increase the size of the credit facility to an aggregate of $1.0 billion, subject to receiving increased or new commitments from lenders and the satisfaction of certain other conditions precedent.
The obligations under the Delek Logistics Credit Facility remain secured by first priority liens on substantially all of Delek Logistics' tangible and intangible assets.
The Delek Logistics Credit Facility has a maturity date of September 28, 2023. Borrowings under the Delek Logistics Credit Facility bear interest at either a U.S. dollar prime rate, Canadian dollar prime rate, LIBOR, or a CDOR rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin in each case and the fee payable for the unused revolving commitments vary based upon Delek Logistics' most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the Delek Logistics Credit Facility. At March 31, 2022, the weighted average borrowing rate was approximately 2.67%. Additionally, the Delek Logistics Credit Facility requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of March 31, 2022, this fee was 0.30% on an annualized basis.
In August 2020, Delek Logistics entered into a First Amendment to the Delek Logistics Credit Facility which, among other things, permitted the transfer of cash and equity consideration for the elimination of incentive distribution rights held by Delek Logistics GP, LLC, the general partner. It also modified the total leverage ratio and the senior leverage ratio (each as defined in the Delek Logistics Credit Facility) calculations to reduce the total funded debt (as defined in the Delek Logistics Credit Facility) component thereof by the total amount of unrestricted consolidated cash and cash equivalents on the balance sheet of the Delek Logistics and its subsidiaries up to $20.0 million.
As of March 31, 2022, Delek Logistics had $264.1 million of outstanding borrowings under the Delek Logistics Credit Facility, with no letters of credit in place. Unused credit commitments under the Delek Logistics Credit Facility, as of March 31, 2022, were $585.9 million.
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
As of March 31, 2022, we had $250.0 million in outstanding principal amount under the Delek Logistics 2025 Notes, and the effective interest rate was 7.20%.
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

22 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As of March 31, 2022, we had $400.0 million in outstanding principal amount under the Delek Logistics 2028 Notes, and the effective interest rate was 7.05%.
Reliant Bank Revolver
Delek has an unsecured revolving credit agreement with Reliant Bank (the "Reliant Bank Revolver"). On December 16, 2019, we amended the Reliant Bank Revolver to extend the maturity date to June 30, 2022, reduce the fixed interest rate to 4.50% per annum and increase the revolver commitment amount to $50.0 million. There were no other significant changes to the agreement in connection with this amendment. On December 9, 2020 and June 17, 2021, we amended the Reliant Bank Revolver to modify a required quarterly financial covenant metric; there were no other changes as a result of these amendments. The revolving credit agreement requires us to pay a quarterly fee of 0.50% on an annualized basis on the average unused revolving commitment. As of March 31, 2022, we had $50.0 million outstanding and had no unused credit commitments under the Reliant Bank Revolver.
Restrictive Covenants
Under the terms of our Revolving Credit Facility, Term Loan Credit Facility, Delek Logistics Credit Facility, Delek Logistics 2025 Notes, Delek Logistics 2028 Notes, Reliant Bank Revolver and BHI Agreement, we are required to comply with certain usual and customary financial and non-financial covenants. The terms and conditions of the Revolving Credit Facility include periodic compliance with a springing minimum fixed charge coverage ratio financial covenant if excess availability under the revolver borrowing base is below certain thresholds, as defined in the credit agreement. The Term Loan Credit Facility does not have any financial maintenance covenants. We believe we were in compliance with all covenant requirements under each of our credit facilities as of March 31, 2022.
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
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions,

23 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales ("NPNS") pursuant to ASC 815. If we elect the NPNS exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. Our Canadian crude trading operations are accounted for as derivative instruments, and the related unrealized and realized gains and losses are recognized in other operating income, net on the condensed consolidated statements of income. Additionally, as of and for the three months ended March 31, 2022, other forward contracts accounted for as derivatives that are specific to managing crude costs rather than for trading purposes are recognized in cost of materials and other on the accompanying condensed consolidated statements of income in our refining segment, and are included in our disclosures of commodity derivatives in the tables below.
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
As of March 31, 2022, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
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
The following table presents the fair value of our derivative instruments as of March 31, 2022 and December 31, 2021. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 10 for further information regarding the fair value of derivative instruments (in millions).

		March 31, 2022		December 31, 2021
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives(1)	Other current assets	$188.9	$(237.4)	$21.5	$—
Commodity derivatives(1)	Other current liabilities	238.4	(261.9)	101.5	(102.3)
Commodity derivatives(1)	Other long-term liabilities	2.2	(3.6)	6.1	(6.1)
RIN commitment contracts(2)	Other current assets	2.7	—	1.6	—
RIN commitment contracts(2)	Other current liabilities	—	(7.0)	—	(0.7)
Total gross fair value of derivatives		$432.2	$(509.9)	$130.7	$(109.1)
Less: Counterparty netting and cash collateral(3)		335.2	(478.1)	107.1	(82.4)
Total net fair value of derivatives		$97.0	$(31.8)	$23.6	$(26.7)
(1)As of March 31, 2022 and December 31, 2021, we had open derivative positions representing 200,455,511 and 182,525,893 barrels, respectively, of crude oil and refined petroleum products. There were no open positions designated as cash flow hedging instruments as of March 31, 2022 and December 31, 2021. Additionally, as of December 31, 2021, we had open derivative positions representing and 1,320,000 MMBTU of natural gas products.
(2)As of March 31, 2022 and December 31, 2021, we had open RINs commitment contracts representing 108,950,000 and 16,325,000 RINs, respectively.
(3)As of March 31, 2022 and December 31, 2021, $142.8 million and $(24.7) million, respectively, of cash collateral (obligation) held by counterparties has been netted with the derivatives with each counterparty.

24 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Total gains (losses) on our non-trading commodity derivatives and RINs commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
(Losses) gains on hedging derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$(71.4)	$57.2
Losses on non-trading physical forward contract commodity derivatives in cost of materials and other	(3.4)	(1.1)
Realized gains reclassified out of accumulated other comprehensive income and into cost of materials and other on commodity derivatives designated as cash flow hedging instruments	—	0.2
Total (losses) gains	$(74.8)	$56.3
(1)     Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $(70.7) million and $11.2 million for the three months ended March 31, 2022 and 2021.
(2)    See separate table below for disclosures about "trading derivatives."

The effect of cash flow hedge accounting on the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Gain (loss) on cash flow hedging relationships recognized in cost of materials and other:
Commodity contracts:
Hedged items	$—	$(0.2)
Derivative designated as hedging instruments	—	0.2
Total	$—	$—

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three months ended March 31, 2022 or 2021. There were no gains (losses), net of tax, on settled commodity contracts during the three months ended March 31, 2022, and $0.2 million during the three months ended March 31, 2021, respectively, which were reclassified into cost of materials and other in the condensed consolidated statements of income. As of March 31, 2022, we estimate that no amount of deferred gains related to commodity cash flow hedges will be reclassified into cost of materials and other over the next 12 months as a result of hedged transactions that are forecasted to occur.
Total (losses) gains on our trading derivatives (none of which were designated as hedging instruments) recorded in other operating income, net on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Trading Physical Forward Contract Commodity Derivatives
Realized gains (losses)	$18.0	$(0.4)
Unrealized losses	(0.4)	(0.4)
Total	$17.6	$(0.8)

Trading Hedging Commodity Derivatives
Realized gains (losses)	$15.0	$(0.4)
Unrealized losses	(17.2)	(0.6)
Total	$(2.2)	$(1.0)

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

25 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Our RINs commitment contracts are future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our Consolidated Net RINs Obligation (as defined in our accounting policies in Note 2 to the audited consolidated financial statements included in Item. 8 Financial Statements and Supplementary Data, of our December 31, 2021 Annual Report on Form 10-K). These RINs commitment contracts (which are forward contracts accounted for as derivatives – see Note 9) are categorized as Level 2, and are measured at fair value based on quoted prices from an independent pricing service.
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
As of and for the three months ended March 31, 2022 and 2021, we elected to account for our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. With respect to the amended and restated Supply and Offtake Agreements, such amendments being effective April 2020 for all the agreements, we apply fair value measurement as follows: (1) we determine fair value for our amended variable step-out liability based on changes in fair value related to market volatility based on a floating commodity-index price, and for our amended fixed step-out liability based on changes to interest rates and the timing and amount of expected future cash settlements where such obligation is categorized as Level 2 Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other, and changes in fair value due to interest rate risk are recorded as a component of interest expense in the condensed consolidated statements of income; and (2) we determine fair value of the commodity-indexed revolving over/short inventory financing liability based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2 and is presented in the current portion of the Obligation under Supply and Offtake Agreements on our condensed consolidated balance sheets. Gains (losses) related to the change in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income.
For all other financial instruments, the fair value approximates the historical or amortized cost basis comprising our carrying value and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$429.5	$—	$429.5
Commodity investments	19.7	—	—	19.7
RINs commitment contracts	—	2.7	—	2.7
Total assets	19.7	432.2	—	451.9
Liabilities
Commodity derivatives	—	(502.9)	—	(502.9)
RINs commitment contracts	—	(7.0)	—	(7.0)
Environmental credits obligation deficit	—	(177.5)	—	(177.5)
J. Aron supply and offtake obligations	—	(589.3)	—	(589.3)
Total liabilities	—	(1,276.7)	—	(1,276.7)
Net liabilities	$19.7	$(844.5)	$—	$(824.8)

26 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$129.1	$—	$129.1
RINs commitment contracts	—	1.6	—	1.6
Total assets	—	130.7	—	130.7
Liabilities
Commodity derivatives	—	(108.4)	—	(108.4)
RINs commitment contracts	—	(0.7)	—	(0.7)
Environmental credits obligation deficit	—	(172.2)	—	(172.2)
J. Aron supply and offtake obligations	—	(487.5)	—	(487.5)
Total liabilities	—	(768.8)	—	(768.8)
Net liabilities	$—	$(638.1)	$—	$(638.1)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of March 31, 2022 and December 31, 2021, $142.8 million and $(24.7) million, respectively, of cash collateral (obligation) was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 9 for further information regarding derivative instruments.

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
One of our Alon subsidiaries was the defendant in a legal action related to an easement dispute arising from a purchase of property that occurred in October 2013. In June 2019, the court found in favor of the plaintiffs and assessed damages against such subsidiary, which were reduced in the fourth quarter of 2019 to $6.4 million. Such amount is included as of March 31, 2022 and December 31, 2021 in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet. The matter was appealed and has been remanded to the district court regarding jurisdictional issues.
On June 19, 2017, the Arkansas Teacher Retirement System filed a lawsuit in the Delaware Court of Chancery (Arkansas Teacher Retirement System v. Alon USA Energy, Inc., et al., Case No. 2017-0453), asserting claims for breach of fiduciary duty in connection with the business combination of Delek US Holdings, Inc. and Alon USA Energy, Inc. Following a mediation, the parties to the litigation agreed to a settlement and release of all claims of the plaintiff class in exchange for the defendants' agreement to pay $44.8 million into a settlement fund, of which our insurance carriers agreed to fund approximately $42.5 million under the applicable insurance policies and pursuant to varying limits and limitations. The settlement, in which the Company and other defendants expressly deny all assertions of wrongdoing or fault, was approved by the Court on October 29, 2021. In addition to the $2.3 million of the settlement that was not covered by insurance, we accrued $4.2 million of estimated unpaid and remaining legal fees. As of March 31, 2022 the remaining unpaid balance is $0.7 million, and is included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet.
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

27 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As of March 31, 2022, we have recorded an environmental liability of approximately $111.9 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $2.7 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
Included in our environmental liabilities as of both March 31, 2022 and December 31, 2021 is a liability totaling $78.5 million related to a property that we have historically operated as an asphalt and marine fuel terminal both as an owner and, subsequently, as a lessee under an in-substance lease agreement (the “License Agreement”). The License Agreement, which provided us the license to continue operating our asphalt and marine fuel terminal operations on the property for a term of ten years (expiring in June 2020), also ascribed a contractual noncontingent indemnification guarantee to certain of our wholly-owned subsidiaries related to certain incremental environmental remediation activities, predicated on the completion of certain property development activities ascribed to the lessor. Our combined liability, comprised of our environmental liability plus the estimated fair value of the noncontingent guarantee liability, was recorded when Delek acquired the outstanding common stock of Alon, effective July 1, 2017 ("Delek/Alon Merger"). While the License Agreement expired in June 2020, it is currently being disputed in litigation where we have determined that no loss accrual is necessary and that the amount of incremental loss that is reasonably possible is immaterial as of March 31, 2022. Such ongoing dispute causes sufficient uncertainty around the release of risk and the appropriate joint and several liability allocations thereunder that we cannot currently determine a more reasonable estimate of the potential total contingent liability that is probable, nor do we have sufficient information to better estimate the fair value of any remaining noncontingent guarantee liability. As such, as of March 31, 2022 and December 31, 2021, except for accretion and expenditures, our combined environmental liability related to the terminal and property remained unchanged.
We are also subject to various regulatory requirements related to carbon emissions and the compliance requirements to remit environmental credit obligations due to the EPA or other regulatory agencies, the most significant of which relates to the RINs Obligation subject to the EPA’s RFS-2 regulations (as defined in our accounting policies in Note 2 to the audited consolidated financial statements included in Item. 8 Financial Statements and Supplementary Data, of our December 31, 2021 Annual Report on Form 10-K). The RFS-2 regulations are highly complex and evolving, requiring us to periodically update our compliance systems. As part of our on-going monitoring and compliance efforts, on an annual basis we engage a third party to perform procedures to review our RINs inventory, processes and compliance. The results of such procedures may include procedural findings but may also include findings regarding the usage of RINs to meet past obligations, the treatment of exported RINs, and the propriety of RINs on-hand and related adjustments to our RINs inventory, which (to the extent they are valued) offset our RINs Obligation. Such adjustments may also require communication with the EPA if they involve reportable non-compliance which could lead to the assessment of penalties. Based on management’s review which was completed during the second quarter 2021, we recorded a RINs inventory true-up adjustment totaling $(12.3) million which increased our recorded RINs Obligation. We have also self-reported our related instances of non-compliance to the EPA, and while we cannot yet estimate the extent of penalties that may be assessed, it is not expected to be material in relation to our total RINs Obligation.

28 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Losses and Contingencies
Delek maintains property damage insurance policies which have varying deductibles. Delek also maintains business interruption insurance policies, with varying coverage limits and waiting periods. Covered losses in excess of the deductible and outside of the waiting period will be recoverable under the property and business interruption insurance policies.
El Dorado Refinery Fire
On February 27, 2021, our El Dorado refinery experienced a fire in its Penex unit. Six employees were injured in the fire. Contrary to initial assessments, and despite occurring during the early stages of turnaround activity, the facility did suffer operational disruptions as a result of the fire. During the three months ended March 31, 2021, we incurred workers' compensation losses of $3.8 million associated with the fire, which is included in operating expenses in the accompanying condensed consolidated statements of income. Additionally, we recognized accelerated depreciation of $1.0 million in the three months ended March 31, 2021 due to property damaged in the fire, which was recovered during 2021. No expense was recorded related to the El Dorado refinery fire during the three months ended March 31, 2022. We continue to incur repair costs that may be recoverable under property and casualty insurance policies. In addtion, during the three months ended March 31, 2022, we recognized a gain of $4.3 million related to business interruption claims. Such gain is included in other operating income in the consolidated statements of income. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and may result in the future recognition of insurance recoveries.
Winter Storm Uri
During February 2021, the Company experienced a severe weather event ("Winter Storm Uri") which temporarily impacted operations at all of our refineries. Due to the extreme freezing conditions, we experienced reduced throughputs at our refineries as there was a disruption in the crude supply, as well as damages to various units at our refineries requiring additional operating and capital expenditures. We recognized additional operating expenses in the amount of $9.8 million in the three months ended March 31, 2021 due to property damaged in the freeze, which was recovered during 2021. No expense was recorded related to the Winter Storm Uri during the three months ended March 31, 2022. An additional $0.1 million was recognized as a gain, in excess of losses during the three months ended March 31, 2022. We continue to incur repair costs that may be recoverable under property and casualty insurance policies. In addtion, during the three months ended March 31, 2022, we recognized a gain of $5.7 million related to business interruption claims. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and is expected to result in additional future recognition of insurance recoveries.
Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets. There were no material releases that occurred during the three months ended March 31, 2022. For other releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. We expect regulatory closure in 2022 for the release sites that have not yet received it and do not anticipate material costs associated with any fines or penalties or to complete activities that may be needed to achieve regulatory closure. Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our condensed consolidated statements of income.
Letters of Credit
As of March 31, 2022, we had in place letters of credit totaling approximately $362.5 million with various financial institutions securing obligations primarily with respect to our commodity transactions for the refining segment and certain of our insurance programs. There were no amounts drawn by beneficiaries of these letters of credit at March 31, 2022.

Note 12 - Income Taxes
Under ASC 740 we used an estimated annual tax rate to record income taxes for the three months ended March 31, 2022 and March 31, 2021. Our effective tax rate was 17.3% and 11.7% for the three months ended March 31, 2022 and 2021, respectively. The difference between the effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to net increase in valuation allowance on certain state tax attributes in 2021 and increased 2022 projected pre-tax earnings.

29 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 13 - Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 5). Transactions with our related parties were as follows for the periods presented (in millions):

	Three Months Ended March 31,
	2022	2021
Revenues (1)	$16.7	$10.4
Cost of materials and other (2)	$23.4	$15.1
(1)Consists primarily of asphalt sales which are recorded in corporate, other and eliminations segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

Note 14 - Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	March 31, 2022	December 31, 2021
Prepaid expenses	$181.3	$44.9
Short-term derivative assets (see Note 9)	97.0	23.6
Investment commodities	19.7	45.0
Income and other tax receivables	1.5	3.6
Other	9.6	8.9
Total	$309.1	$126.0

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	March 31, 2022	December 31, 2021
Product financing agreements	$319.7	$249.6
Crude purchase liabilities	227.6	107.4
Consolidated Net RINs Obligation deficit (see Note 10)	177.5	172.2
Income and other taxes payable	129.1	124.8
Deferred revenue	53.7	44.6
Employee costs	44.8	44.4
Short-term derivative liabilities (see Note 9)	30.5	26.8
Other	49.4	28.0
Total	$1,032.3	$797.8

Note 15 - Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 and Alon USA Energy, Inc. 2005 Long-Term Incentive Plans (collectively, the "Incentive Plans")
The Delek US Holdings, Inc. 2016 Long-Term Incentive Plan has 14,235,000 shares of common stock authorized for issuance; no awards will be made under this plan after May 5, 2026. Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $5.1 million and $4.5 million for the three months ended March 31, 2022 and 2021, respectively. These amounts are included in general and administrative expenses and operating expenses in the accompanying condensed consolidated statements of income. As of March 31, 2022, there was $39.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.3 years.
We issued net shares of common stock of 45,800 and 93,856 as a result of exercised or vested equity-based awards during the three months ended March 31, 2022 and 2021, respectively. These amounts are net of 17,829 and 58,851 shares withheld to satisfy employee tax obligations related to the exercises and vesting during the three months ended March 31, 2022 and 2021, respectively.

30 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan (the "LTIP") was adopted by the Delek Logistics GP, LLC board of directors in connection with the completion of Delek Logistics' initial public offering in November 2012. The LTIP is administered by the Conflicts Committee of the board of directors of Delek Logistics' general partner. The LTIP has 912,207 common units representing limited partner interests in Delek Logistics authorized for issuance and expires June 9, 2031.
Delek US Holdings, Inc. Employee Stock Purchase Plan
On June 2, 2021, the Company's board of directors adopted the Delek US Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"). The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the U.S. Internal Revenue Code of 1986. The Company authorized the issuance of 2,000,000 shares of common stock under the ESPP. On each purchase date, eligible employees (as defined in the ESPP) can purchase the Company's stock at a price per share equal to 85.0% of the closing price of the Company's common stock on the exercise date, but no less than par value. There are four offering periods of three months during each fiscal year, beginning each January 1st, April 1st, July 1st, and October 1st. No shares of common stock were issued under the ESPP as of March 31, 2022. Implementation of the plan will be effective during the second quarter of 2022.
Note 16 - Shareholders' Equity
Dividends Suspension
We elected to suspend dividends beginning in the fourth quarter of 2020 in order to conserve capital.
Stock Repurchase Program
On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases are made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. In the second quarter of 2020, we elected to suspend the share repurchase program. No repurchases of our common stock were made in the three months ended March 31, 2022 or 2021. As of March 31, 2022, there was $229.7 million of authorization remaining under Delek's aggregate stock repurchase program.
Stock Purchase and Cooperation Agreement
On March 7, 2022, Delek entered into a stock purchase and cooperation agreement (the “Icahn Group Agreement”) with IEP Energy Holding LLC, a Delaware limited liability company, American Entertainment Properties Corp., a Delaware corporation, Icahn Enterprises Holdings L.P., a Delaware limited partnership, Icahn Enterprises G.P. Inc., a Delaware corporation, Beckton Corp., a Delaware corporation, and Carl C. Icahn (collectively, the “Icahn Group”), pursuant to which the Company purchased an aggregate of 3,497,268 shares of common stock of the Company, at a price per share of $18.30, the closing price of a share of Company common stock on the New York Stock Exchange on March 4, 2022, the last trading day prior to the execution of the Icahn Group Agreement, which equals an aggregate purchase price of $64.0 million. The Company funded the transaction from cash on hand. The 3,497,268 shares were cancelled at the time of the transaction.
In addition to the foregoing, under the terms of the Icahn Group Agreement, the Icahn Group withdrew its nomination notice for the nomination of nominees for election to the Company’s board of directors for the Company’s 2022 annual meeting of stockholders. Under the terms of the Icahn Group Agreement, the Icahn Group agreed to standstill restrictions, which requires, among other things, that until the completion of the Company’s 2023 annual meeting of stockholders, the Icahn Group will refrain from acquiring additional shares of the Company Common Stock.

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

31 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
rent or sublease certain real estate and equipment to third parties. Our sublease portfolio consists primarily of operating leases within our retail stores and crude storage equipment.
As of March 31, 2022, $24.1 million of our net property, plant, and equipment balance is subject to an operating lease. This agreement does not include options for the lessee to purchase our leasing equipment, nor does it include any material residual value guarantees or material restrictive covenants. The agreement includes a one-year renewal option and certain variable payment based on usage.
The following table presents additional information related to our operating leases in accordance ASC 842, Leases ("ASC 842"):

	Three Months Ended March 31,
(in millions)	2022	2021
Lease Cost
Operating lease costs (1)	$17.4	$17.7
Short-term lease costs (2)	8.7	9.5
Sublease income	(0.1)	(1.9)
Net lease costs	$26.0	$25.3
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$(17.4)	$(18.3)
Leased assets obtained in exchange for new operating lease liabilities	$1.5	$7.4
Leased assets obtained in exchange for new financing lease liabilities	$—	$12.2

	March 31, 2022	March 31, 2021
Weighted-average remaining lease term (years) operating leases	4.5	5.1
Weighted-average remaining lease term (years) financing leases	6.5	7.7
Weighted-average discount rate operating leases (3)	6.0%	6.4%
Weighted-average discount rate financing leases (3)	3.3%	3.3%
(1) Includes an immaterial amount of financing lease cost.
(2) Includes an immaterial amount of variable lease cost.
(3) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

Note 18 - Subsequent Events
Planned 3 Bear Energy - New Mexico, LLC Acquisition
On April 8, 2022, DKL Delaware Gathering, LLC (the “Purchaser”), a subsidiary of Delek Logistics, entered into a Membership Interest Purchase Agreement with 3 Bear Energy – New Mexico LLC (the “Seller”) to purchase 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC (the “Purchased Interests”), related to Seller’s crude oil and gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin in New Mexico (the “Purchase Agreement”). Delek Logistics also entered into a guaranty agreement with the Seller in order to guaranty the payment obligations of the Purchaser under the Purchase Agreement.
The purchase price for the Purchased Interests is $624.7 million, subject to customary adjustments under the Purchase Agreement for net working capital and indebtedness. The Purchaser paid a deposit under the Purchase Agreement of approximately $31.2 million. The deposit may be retained by the Seller upon certain termination events described in the Purchase Agreement. At closing, the deposit will be applied to the purchase price to be paid under the Purchase Agreement.
The transactions contemplated by the Purchase Agreement are expected to close around mid-year 2022. The closing is subject to customary closing conditions set forth in the Purchase Agreement, including regulatory approvals. The Purchase Agreement also contains representations and warranties of the parties, indemnification obligations, termination rights, and other covenants and agreements.

32 |

Management's Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2022 (the "Annual Report on Form 10-K"). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements that refer to the previously announced proposed acquisition of 3 Bear Delaware Holding – NM, LLC (the “3 Bear Acquisition”), including any statements regarding the expected timing, benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, and the timing or satisfaction of regulatory and other closing conditions and the closing of the 3 Bear Acquisition, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the outbreak of COVID-19 and its development into a pandemic in early 2020 (the "COVID-19 Pandemic" or the "Pandemic") and its impact on oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning possible future results of operations, business and growth strategies, including as the same may be impacted by the attack on Ukraine by Russia in February 2022 (the "Russia-Ukraine War"), financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
•our ability to execute our strategy of growth through acquisitions, such as the 3 Bear Acquisition, and capital projects and changes in the expected value of and benefits derived therefrom, including any ability to successfully integrate acquisitions, realize expected synergies or achieve operational efficiency and effectiveness;
•diminishment in value of long-lived assets may result in an impairment in the carrying value of the assets on our balance sheet and a resultant loss recognized in the statement of operations;
•the unprecedented market environment and economic effects of the COVID-19 Pandemic, including uncertainty regarding the

33 |

Management's Discussion and Analysis

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
•seasonality;
•increased costs of compliance with, or liability for violation of, existing or future laws, regulations and other requirements;
•legislative and regulatory measures to address climate change and greenhouse gases emissions;
•acts of terrorism (including cyber-terrorism) aimed at either our facilities or other facilities;
•impacts of global conflicts;
•future decisions by the Organization of Petroleum Exporting Countries ("OPEC") and the members of other leading oil producing countries (together with OPEC, “OPEC+”) regarding production and pricing and disputes between OPEC+ members regarding the same;
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
Business and Economic Environment Overview
During the first quarter 2022, the economy has continued to recover from the impact of the COVID-19 Pandemic (the "Pandemic"), both globally and domestically. The widespread availability of vaccines and testing in the U.S. has contributed to stabilization in cases of COVID-19 and decreasing mortality rates across much of the country during recent months, and likewise has led to return to work, return to schools, and increased travel. These conditions have, in turn, contributed to improvements in domestic demand and refining margins heading into 2022 and during the first quarter. Additionally, while the recent and on-going Russia-Ukraine War has caused uncertainty in the geopolitical landscape and across global markets, constraints on crude oil supply resulting from sanctions on Russia have contributed to significant increases in both crude oil prices and crack spreads. These conditions contributed to a significant improvement in our refining operating results in the first quarter of 2022 compared to the prior year period. Further impacting the favorability of our current quarter results were significant improvements in our refining utilization rates, where last year we had outages related to turnaround activities, a fire at our El Dorado refinery and the effects of Winter Storm Uri. Supported by strong performance in both our logistics and retail segments as well, and despite the continued impact of RINs costs on our crack spread capture rates, our operating results were significantly improved during the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021.
We continue to monitor both the Pandemic and the geopolitical environment and the related uncertainties so that we may quickly implement measures to mitigate resultant risk, as needed. Such efforts may include (but are not limited to) the following:
•Reviewing planned production throughputs at our refineries and planning for optimization of operations;

34 |

Management's Discussion and Analysis

•Coordinating planned maintenance activities with possible downtime as a result of possible reductions in throughputs;
•Searching for additional storage capacity if needed to store potential builds in crude oil or refined product inventories;
•Finding additional suppliers for key or specialty items or securing inventory or priority status with existing vendors;
•Continued monitoring of capital expenditures;
•Continuing to evaluate the suspension of the share repurchase program and dividend distributions until our internal parameters are met for resuming such activities;
•Adopting modified remote working where possible and when immediate exposure risk warrants, and where on-site operations are required, taking appropriate safety precautions;
•Identifying alternative financing solutions as needed to enhance our access to sources of liquidity; and
•Enacting cost reduction measures across the organization, including reducing contract services, reducing overtime and other employee related costs, and reducing or eliminating non-critical travel.
As evidenced by our successful implementation of these risk mitigation activities during 2020 and 2021, we believe these strategies continue to be appropriately risk-responsive to mitigate the uncertainties related to the Pandemic and the Russia-Urkaine War and their potential impact on our cash flows and results of operations in the near term, including with respect to our liquidity positioning, operational flexibility and ability to respond to a reasonable degree of economic volatility. See the "Liquidity and Capital Resources" section of Item 2. MD&A for further information.

Refining Overview
The refining segment (or "Refining") processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day as of March 31, 2022. A high-level summary of the refinery activities is presented below:

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

(1)     While the El Dorado refinery has a total nameplate capacity of 80,000 bpd, in order to qualify for the small refinery exemption under the Environmental Protection Agency's ("EPA") Renewable Fuel Standards regulations total output cannot exceed 75,000 bpd. El Dorado refinery’s output generally does not exceed 75,000.
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

35 |

Management's Discussion and Analysis

Logistics Overview
Our logistics segment (or "Logistics") gathers, transports and stores crude oil and markets, distributes, transports and stores refined products in select regions of the southeastern United States and West Texas for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), where we owned an 78.9% interest in Delek Logistics at March 31, 2022. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's pipelines and transportation business owns or leases capacity on approximately 400 miles of crude oil transportation pipelines, approximately 450 miles of refined product pipelines, and an approximately 900-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 10.2 million barrels of active shell capacity. It also owns and operates ten light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 264 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.

Retail Overview
Our retail segment (or "Retail") at March 31, 2022 includes the operations of 248 owned and leased convenience store sites located primarily in West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline and diesel under the DK or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money grams to the public, primarily under the 7-Eleven and DK or Alon brand names pursuant to a license agreement with 7-Eleven, Inc. In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination and subsequent amendments require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the termination. As of March 31, 2022, we have removed the 7-Eleven brand name at 55 of our store locations. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information.
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

36 |

Management's Discussion and Analysis

Strategic Update
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
IV.    Identify ESG-Conscious Investments with Clear Value Propositions and Sustainable Returns.
V.     Evaluate Strategic Priorities and Redefine Long-term Sustainable Business Model.
Long-Term Sustainability Framework: Key Initiatives
Additionally, integral to our Long-Term Sustainability Framework and the achievement of the initial overarching objectives are the following key initiatives:
•Transform our corporate and operating culture into "One Delek" through unification of purpose, vision and strategy with an emphasis on cultural sustainability.
•Transform our refining operations into the "Refinery of the Future" founded on digitization and automation, innovation and synergistic discipline.
•Develop a "New Energy" mentality focused on understanding the future of energy on a global scale and how Delek can be a leader and facilitator of positive, sustainable change in the energy industry.
Long-Term Sustainability Strategy: A Snapshot
The Overarching Objectives and Key Initiatives are integrated and interdependent, representative of the synergistic approach we are employing, and together comprise our Long-term Sustainability Strategy, as illustrated below (see further discussion in our 2021 Annual Report on Form 10-K):

37 |

Management's Discussion and Analysis

2022 Strategic Developments
In our 2021 Annual Report on Form 10-K, we further defined our 2022 strategy by identifying certain key Focused Objectives and Priorities, as they relate to our Key Initiatives. The following table presents some of our most significant 2022 developments to date towards the achievement of our Focused Objectives:

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
Improving Consistency and Transparency by Conforming Refining Inventory Accounting Methodology:
As of January 1, 2022, we changed our method for accounting for inventory held at the Tyler Refinery to the first-in, first-out ("FIFO") cost method from the last-in, first-out ("LIFO") cost method. This change in accounting method will conform the Company’s refining inventory to a single method of accounting, and will eliminate the inherent volatility in the LIFO valuation of inventory attributable to increments and decrements in historical LIFO layers, which can impact comparability between periods as well as to market conditions and crack spreads. For these reasons, we expect that the newly adopted accounting principle will improve financial reporting by providing better consistency, better transparency, and recognition that better reflects the physical flow of inventory and more accurately reflects the current value of inventory. The effects of this change have been retrospectively applied to all periods presented with a cumulative effect adjustment reflected in the January 1, 2021 beginning retained earnings. (See further discussion in Note 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Focused Objective: Balancing Risk and Reward
As we continue to grow, we want to cultivate a healthy appetite for risk. That means, when we make decisions, we plan to identify those risks that come with the greatest potential for success, and pursue them with care.
Increasing Shareholder Value and Reducing Outsider Risk through Stock Purchase and Cooperation Agreement:
On March 7, 2022, Delek entered into a stock purchase and cooperation agreement (the “Icahn Group Agreement”) with IEP Energy Holding LLC, a Delaware limited liability company, American Entertainment Properties Corp., a Delaware corporation, Icahn Enterprises Holdings L.P., a Delaware limited partnership, Icahn Enterprises G.P. Inc., a Delaware corporation, Beckton Corp., a Delaware corporation, and Carl C. Icahn (collectively, the “Icahn Group”), pursuant to which the Company agreed to purchase an aggregate of 3,497,268 shares of common stock of the Company, at a price per share of $18.30, the closing price of a share of Company common stock on the New York Stock Exchange on March 4, 2022, the last trading day prior to the execution of the Ichan Group Agreement, which equals an aggregate purchase price of $64.0 million. (See further discussion in Note 16 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Focus on Leadership Succession Planning:
On March 28, 2022, Delek announced a Chief Executive Officer ("CEO") succession plan under which Ezra Uzi Yemin, the Company’s current President and CEO, will become Executive Chairman of the Board of Directors (the “Board”). Under the succession plan, the Board has approved the appointment of Avigal Soreq as the next President and CEO of the Company, to be effective in June 2022. Mr. Soreq has been the Chief Executive Officer of El Al Israel Airlines, the national airline of Israel, since January 2021. Prior to that, he served as a member of the Company’s executive management team, including as the Chief Operating Officer from March 2020 until January 2021, its Chief Commercial Officer from November 2016 until March 2020, an Executive Vice President from August 2015 until January 2021, and a Vice President from 2012 until 2015. In addition, Mr. Soreq served as an Executive Vice President of Delek Logistics GP, LLC from 2015 until 2021, and as its Vice President from 2012 until 2015. In addition, effective March 27, 2022, the Board named Todd O’Malley the Chief Operating Officer of the Company. Mr. O’Malley has served as an Executive Vice President and the Chief Commercial Officer of the Company since March 2021. The Company also announced that it has named Nithia Thaver an Executive Vice President and the Company’s President of Refining. Mr. Thaver has served as the Company’s Senior Vice President, Refining, since December 2018. Delek also announced on March 27, 2022, that Leonardo Moreno, a highly experienced executive in the global renewable energy and technology sector, has been appointed director to the Board. Mr. Moreno will stand for election at the Company’s 2022 annual meeting of stockholders. With this appointment, the Board has been expanded to comprise eight directors, seven of whom are independent and three of whom are diverse, fulfilling the Company’s objective of at least 30% of the Board comprising diverse members by 2022.

Focused Objective: Balancing Risk and Reward / Driving EBITDA Improvements
As we continue to grow, we want to cultivate a healthy appetite for risk. That means, when we make decisions, we plan to identify those risks that come with the greatest potential for success, and pursue them with care.
Planned Strategic Midstream Acquisition:
On April 8, 2022, DKL Delaware Gathering, LLC (the “Purchaser”), a subsidiary of Delek Logistics, entered into a Membership Interest Purchase Agreement with 3 Bear Energy – New Mexico LLC (the “Seller”) to purchase 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC (the “Purchased Interests”), related to Seller’s crude oil and gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin in New Mexico (the “Purchase Agreement”). The purchase price for the Purchased Interests is $624.7 million, subject to customary adjustments under the Purchase Agreement for net working capital and indebtedness. The Purchaser paid a deposit under the Purchase Agreement of approximately $31.2 million. The transactions contemplated by the Purchase Agreement are expected to close around mid-year 2022. (See further discussion in Note 18 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). This planned acquisition provides us the opportunity to significantly expand our third-party midstream EBITDA and contribution margin within our logistics segment.

38 |

Management's Discussion and Analysis

Market Trends
Our results of operations are significantly affected by fluctuations in the prices of certain commodities, including, but not limited to, crude oil, gasoline, distillate fuel, biofuels, natural gas and electricity, among others. Historically, the impact of commodity price volatility on our refining margins (as defined under the heading "Non-GAAP Measures" in MD&A Item 2.), specifically as it relates to the price of crude oil as compared to the price of refined products and timing differences in the movements of those prices (subject to our inventory costing methodology), as well as location differentials, may be favorable or unfavorable compared to peers. Additionally, our refining margin profitability is impacted by regulatory factors, including the cost of Renewable Identification Numbers ("RINs").
During the first quarter 2022, the economy has continued to recover from the impact of the COVID-19 Pandemic, both globally and domestically. The widespread availability of vaccines and testing in the U.S. has contributed to stabilization in cases of COVID-19 and decreasing mortality rates across much of the country during recent months, and likewise has led to return to work, return to schools, and increased travel. These conditions have, in turn, contributed to improvements in domestic demand for refined products and refining margins, which were further impacted by the Pandemic-related reduction in crude oil production and the closure of various domestic refining operations. Additionally, the Russia-Ukraine War has caused significant consternation among NATO countries and across the global landscape, resulting in sanctions on Russia and disrupting the global markets in ways that could not and cannot be fully anticipated. The reduced dependence on the Russian oil supply is impacting demand for domestic crude and refined product, as well as natural gas exports. The uncertainties surrounding future oil supply are compounded by conflicts in the Middle East, which resulted in damaged fuel storage facilities in Abu Dhabi and increases in oil production in countries such as Libya and Kazakhstan in response to blockades and other disruptions. All of these contributing factors, combined with upward price pressures on natural gas, liquified natural gas ("LNG"), and coal energy are causing an increase in the demand for hydrocarbon-based energy.
Because of the increasing post-Pandemic demand combined with the Russia-Ukraine War putting pressure on global supply of both crude oil and petroleum-based products, there were continued marked improvements in refined product pricing and crack spreads during the first quarter 2022. Average gasoline (CBOB) prices increased to $2.71 from $1.71 in the first quarter 2022 compared to the first quarter 2021, or a 58.2% increase, while the average 5-3-2 ULSD crack spread has increased to $23.68 from $13.57 in the first quarter 2022 compared to the first quarter 2021, or a 74.5% increase. Subsequent to March 31, 2022, we continue to see strong market conditions in downstream refining, with distillate crack spreads reaching record highs. The domestic WTI differentials compared to Brent continued to be favorable during the first quarter of 2022, while the WTI Midland differential to Cushing remained relatively flat coming off the fourth quarter 2021, though it was favorable to our operations compared to the premium environment that existed in the first quarter of 2021.
During the Pandemic, when demand was constrained and crack spreads did not always support running at high utilization levels, we intentionally focused our efforts on targeted operational improvements and turnaround activities that would position us well for post-Pandemic economic recoveries. As a result of those efforts, including several targeted turnaround activities performed during 2021, and despite normal seasonality pressures, we were poised to take advantage of the current highly favorable market conditions and optimize our market share capture. Our operating results demonstrate the success of these efforts, reflecting a crude throughput utilization rate of 95% in the first quarter 2022 compared to 64% in the first quarter of 2021. As we look to the second quarter, we plan to continue to capitalize on our Pandemic strategic activities and expect to run our refineries at or near our nameplate capacity. Furthermore, looking beyond the second quarter, with no planned major turnaround activity for the remainder of the year and barring unforeseen disruptions, we are well-positioned to run our refineries at optimum utilization rates for the duration of 2022 for as long as these favorable crack spread conditions persist.
Market Outlook for the Remainder of 2022
As we finished the first quarter, we saw increasing pressure on crude oil and refined product supply, cemented with the March 8, 2022 formal announcement of a ban on US imports of Russian oil. Looking forward to the second quarter, the pressure is only continuing to build as more countries sanction Russia and supply chain disruptions mount across the War-affected regions. Furthermore, as the Russia-Ukraine War continues, industry forecasts predict that Russian oil exports (crude oil, products, and feedstocks) will remain significantly lower than pre-War volumes in the near term, and that such conditions may extend through the remainder of 2022. These conditions support a bullish outlook for continued strong demand for crude oil and refined product which, barring unforeseen circumstances or significant government intervention, are widely expected to translate into continued strong crack spreads in the coming months. Pressure in the U.S. to curb soaring fuel prices at the pump have already resulted in some government measures, including the March 31, 2022 announcement of a 180 million barrel, six-month release of crude oil from the Strategic Petroleum Reserve (“SPR”). Additional government measures are possible, which could result in incremental backwardation, though the nature and effect of such measures are currently unknown.
From a geographic positioning perspective, absent government intervention, industry analysts expect the Brent, a global benchmark crude, to WTI differential to continue to be favorable for domestic exports throughout 2022, including the U.S. Gulf Coast region. Furthermore, while the likelihood of a favorable Midland-Cushing differential is constrained by overbuilt pipeline capacity, significant export developments and other factors could quickly shift differentials to be more favorable to our Permian-heavy positioning. We currently employ commercial strategies to minimize differential risk associated with our concentrated gathering activities in the Permian Basin, but

39 |

Management's Discussion and Analysis

we are well-positioned to capitalize on a favorable shift in Midland WTI pricing compared to other benchmark crudes, including Cushing WTI.
Despite the tremendous market environment during the first quarter 2022, the costs of RINs regulatory compliance continues to negatively impact our ability to capture crack spreads compared to other, larger refiners. In December 2021, the EPA proposed a rule to revise 2021 Renewable Volume Requirements and to suggest rates for 2022 and 2023, including proposed views that such changes may be sufficient to render the granting of small refinery exemptions unnecessary, based on the arguably inaccurate presumption that small refineries are not unduly burdened by the cost of RINs. Additionally, in April 2022, the EPA overturned the previously granted 2018 SREs, of which we received three such exemptions (for all our refineries except Big Spring), though it further announced that compliance will not be required. Many consider this move to be indicative of the EPA's unfavorable sentiment around 2019 and 2020 pending SRE applications which, if this view persists, could result in significant increases in RINs prices over the coming months. Accordingly, while our Net RINs Obligation will not be directly impacted by the EPA's 2018 SRE reversal decision, our Net RINs Obligation in future periods may be negatively impacted by volatility in prices, likewise disproportionately impacting our ability to capture crack spread, particularly compared to our larger refinery competitors. For these reasons, we are continuing to pursue the small refinery exemptions through legal and regulatory means available to us.
Finally, while the global economic environment continues to support growth, both growth and stability continue to be impacted by building inflationary pressures, including with respect to essentials like housing, food, transportation and heat. The U.S. Federal Reserve and fellow central banks have made and are considering further rate changes to combat the rising inflation. Successful efforts along these lines could cause the cost of capital to rise and could negatively impact construction and other growth efforts that drive demand for our products, but could also reduce the burden on consumers which could lead to increases in discretionary travel and other activities requiring refined fuel products. Because of this uncertainty, there continues to be risk around inflation as well as the potential impact of regulatory efforts to curb inflation which cannot currently be determined.
See the following pages for further discussion on how certain key market trends impact our refining margins.

Crude Prices
WTI crude oil represents the largest component of our crude slate at all of our refineries, and can be sourced through our gathering channels or optimization efforts from Midland, Texas or Cushing, Oklahoma or other locations. We manage our supply chain risk to ensure that we have the barrels to meet our crude slate consumption plan for each month through gathering supply contracts and throughput agreements on various strategic pipelines, some of which include those where we hold equity method investments. We manage market price risk on crude oil through financial derivative hedges, in accordance with our risk management strategies.The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods in 2021 and for the first quarterly period in 2022.

40 |

Management's Discussion and Analysis

Crude Pricing Differentials
As U.S. crude oil production has increased over recent years, domestic refiners have benefited from the discount for WTI Cushing compared to Brent. This generally leads to higher margins in our refineries, as refined product prices are influenced by Brent crude prices and the majority of our crude supply is WTI-linked. Because of our positioning in the Permian basin, including our access to significant sources of WTI Midland crude through our gathering system, we are even further benefited by discounts for WTI Midland/WTI Cushing differentials. When these discounts shrink or become premiums, our reliance on WTI-linked crude pricing, and specifically WTI Midland crude, can negatively impact our refining margins. Conversely, as these price discounts widen, so does our competitive advantage, created specifically by our access to WTI Midland crude sourced through our gathering systems.
The chart below illustrates the key differentials impacting our refining operations, including WTI Cushing to Brent, WTI Midland to WTI Cushing, and Louisiana Light Sweet crude oil ("LLS") to WTI Cushing for each of the quarterly periods in 2021 and for the first quarterly period in 2022.

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
The charts below illustrate the quarterly average prices of Gulf Coast Gasoline ("CBOB"), U.S. High Sulfur Diesel ("HSD") and U.S. Ultra Low Sulfur Diesel ("ULSD") for each of the quarterly periods in 2021 and for the first quarterly period in 2022.

41 |

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
The table below reflects the quarterly average Gulf Coast 5-3-2 ULSD, 3-2-1 ULSD and 2-1-1 HSD/LLS crack spreads for each of the quarterly periods in 2021 and for the first quarterly period in 2022. As the chart illustrates, the 3-2-1 crack spread has consistently outperformed the 5-3-2 and the 2-1-1 crack spreads. When market conditions consist of near-capacity throughputs and no significant outages, our Big Spring refinery, whose benchmark is the 3-2-1 crack spread, should outperform our other refineries in terms of refining margin, which are benchmarked against either the 5-3-2 or the 2-1-1 crack spreads.

RIN Volatility
Environmental regulations and the political environment continue to affect our refining margins in the form of volatility in the price of RINs. We enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs of our credits for commitments required by the EPA to blend biofuels into fuel products ("RINs Obligation"). On a consolidated basis, we work to balance our RINs Obligation in order to minimize the effect of RINs on our results. While we obtain RINs in our refining and logistics segments through our ethanol and biodiesel production and blending, and generate RINs through biodiesel production, our refining segment still must purchase additional RINs to satisfy its obligations. Additionally, our ability to obtain RINs through blending is limited by our refined product slate, blending capabilities and market constraints.The cost to purchase these additional RINs is a significant cash outflow for our business. Increases in the market prices of RINs generally adversely affect our results of operations through changes in fair value to our existing RINs Obligation, to the extent we do not have offsetting RINs inventory on hand or effective economic hedges through net forward purchase commitments. RINs prices are highly sensitive to regulatory and political influence and conditions, and therefore often do not correlate to movements in crude oil prices, refined product prices or crack spreads. Furthermore, RIN prices are impacted by market expectations regarding whether the EPA may grant certain Small Refinery Exemptions ("SREs"). Because of the volatility in RINs prices, it is not possible to predict future RINs cost with certainty, and movements in RIN prices can have significant and unanticipated adverse effects on our refining margins that are outside of our control.
The chart below illustrates the volatility in RINs beginning with the first quarter of 2021 through the first quarter of 2022.

42 |

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
The chart below illustrates the quarterly average prices of Waha (Permian Basin) and Henry Hub (Gulf Coast) beginning with the first quarter of 2021 through the first quarter of 2022.

43 |

Management's Discussion and Analysis

Critical Accounting Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments or estimates. Based on this definition and as further described in our 2021 Annual Report on Form 10-K, we believe our critical accounting policies include the following: (i) evaluating impairment for property, plant and equipment and definite life intangibles, (ii) evaluating potential impairment of goodwill, (iii) estimating environmental expenditures, and (iv) estimating asset retirement obligations. Additionally, we have identified the following critical accounting policy that impacts the three months ended March 31, 2022:
Under Accounting Standards Codification ("ASC") 740, Income Taxes (“ASC 740”), we use an estimated annual effective tax rate ("AETR") to record income taxes. The development of the estimated AETR involves significant judgment, particularly early in the year and in times of economic uncertainty. As of and during the three months ended March 31, 2022, our estimates of the expected AETR reflected inputs which are subject to judgment including (but not necessarily limited to) the following:
•Forecasted pre-tax U.S. generally accepted accounting principles ("GAAP") income or loss for the year
•Estimates of expected permanent differences in GAAP income or loss and taxable income or loss for the year
•Forecasted capital expenditures for the year and future years (where such activities can be impacted by unanticipated events)
•Expected applicable jurisdictional tax rates
•Estimated impact of possible deduction and tax credit limitations
•Estimates regarding net operating losses, carryback and carryforward provisions (and limitations) and valuation allowances
All of these inputs are subject to significant judgment and assumptions about future events impacting 2022, some of which are based on historical trends and results, operational plans, and projections regarding future pricing and profitability (where we utilize third party forward curves and pricing sources, where possible, but where expectations regarding capture rates and other factors involve judgment). We also note that, while economic conditions affecting our industry and industry outlooks related to COVID-19 are stabilizing and improving, there remains a level of uncertainty related to COVID-19 and the expectations for recovery that increases the level of judgment involved with some of these assumptions. Accordingly, where appropriate, we may consider the probability of certain components in determining what we believe to be a reasonable estimate based on conditions and events that were in existence as of our reporting date, which may also involve the use of significant management judgment. Furthermore, many of our assumptions are inter-relational, where changing one assumption can impact other assumptions (e.g., in terms of the applicability of or limitations under various tax code provisions).
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
We have developed and utilized methodologies and rationales for the development of our assumptions, subject to internal controls and sensitivity or probability assessments, as appropriate, and we believe our process provides a reasonable basis for our estimated AETR as well as the income taxes as of and for the three months ended March 31, 2022.

44 |

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
Non-GAAP Reconciliations
The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin (in millions)

Refining Segment
	Three Months Ended March 31,
	2022	2021 As Adjusted (1)
Net revenues	$3,493.7	$1,740.1
Cost of sales	3,449.6	1,781.8
Gross margin	44.1	(41.7)
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)(1)(2)	119.9	114.7
Depreciation and amortization	52.8	52.1
Refining margin	$216.8	$125.1
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. For further discussion, see Note 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)    Reflects the prior period conforming reclassification adjustment between operating expenses and general and administrative expenses.

45 |

Management's Discussion and Analysis

Summary Financial and Other Information
The following table provides summary financial data for Delek:

Consolidated Summary Statement of Operations Data
	Three Months Ended
(in millions)(1)	March 31,
	2022	2021 As Adjusted (1)
Net revenues	$4,459.1	$2,392.2
Total operating costs and expenses(2)	4,412.4	2,439.6
Operating income (loss)(2)	46.7	(47.4)
Total non-operating expense, net	28.8	23.6
Income (loss) before income tax expense (benefit)	17.9	(71.0)
Income tax expense (benefit)	3.1	(8.3)
Net income (loss)	14.8	(62.7)
Net income attributed to non-controlling interests	8.2	7.3
Net loss attributable to Delek	$6.6	$(70.0)
(1) This information is presented at a summary level for your reference. See the Consolidated Condensed Statements of Income included in Item 1. to this Quarterly Report on Form 10-Q for more detail regarding our results of operations and net loss per share.
(2) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. For further discussion, see Note 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

46 |

Management's Discussion and Analysis

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2022 versus the Three Months Ended March 31, 2021
Net Loss
Consolidated net income for the first quarter of 2022 was $14.8 million compared to net loss of $62.7 million for the first quarter of 2021. Consolidated net income attributable to Delek for the first quarter of March 31, 2022 was $6.6 million, or $0.09 per basic share, compared to net loss of $70.0 million, or $(0.95) per basic share, for the first quarter 2021. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
In the first quarters of 2022 and 2021, we generated net revenues of $4,459.1 million and $2,392.2 million, respectively, an increase of $2,066.9 million, or 86.4%. The increase in net revenues was primarily driven by the following factors:
•in our refining segment, increases in the average price of U.S. Gulf Coast gasoline of 58.17%, ULSD of 76.81%, and HSD of 79.29%;
•in our logistics segment, increases in the average volumes of diesel sold and in the average sales price per gallon of diesel and gasoline sold in our West Texas marketing operations; and
•in our retail segment, increases in fuel sales primarily attributable to a 40.6% increase in average price charged per gallon sold.

Total Operating Costs and Expenses
Cost of Materials and Other
Cost of materials and other was $4,152.5 million for the first quarter of 2022 compared to $2,172.8 million for the first quarter of 2021, an increase of $1,979.7 million, or 91.1%. The net increase in cost of materials and other was primarily driven by the following:
•increases in cost of crude oil feedstocks at the refineries, including a 64.0% increase in the average cost of WTI Cushing crude oil and a 61.3% increase in the average cost of WTI Midland crude oil;
•increases in average RINs costs during the first quarter of 2022 compared to the first quarter of 2021;
•an increase in hedging losses compared to the first quarter of the prior year;
•increases in the average volumes sold and average cost per gallon of gasoline and diesel sold in our logistics segment; and
•an increase in retail cost of materials and other due to 48.8% increase in average cost per gallon sold applied to higher fuel sales volumes.
Operating Expenses
Operating expenses were $166.9 million for the first quarter of 2022 compared to $155.3 million for the first quarter of 2021, an increase of $11.6 million, or 7.5%. The increase in operating expenses was primarily driven by the following:
•an increase in variable costs and utilities associated with higher throughput during current period;
•higher natural gas prices in the first quarter of 2022; and
•increases in employee cost primarily related to increased salaries, wages and other benefits.
Such increases were partially offset by a decrease in outside services, maintenance and lease costs.
General and Administrative Expenses
General and administrative expenses were $53.1 million for the first quarter of 2022 compared to $41.1 million for the first quarter of 2021, an increase of $12.0 million, or 29.2%. The increases were primarily driven by an increase in headcount and increases in salaries, wages and other benefits.
Depreciation and Amortization
Depreciation and amortization (included in both cost of sales and other operating expenses) was $68.3 million for the first quarter of 2022 compared to $68.5 million for the first quarter of 2021, a decrease of $0.2 million, or 0.3%.
Other Operating Income, Net
Other operating income, net increased by $30.3 million in the first quarter of 2022 to $28.4 million compared to a loss of $1.9 million in the first quarter of 2021. The increases were primarily driven by an increase due to realized hedge gains during Q1 2022.

47 |

Management's Discussion and Analysis

Non-operating Expenses, Net
Interest Expense, Net
Interest expense,net increased by $9.0 million, or 30.6%, to $38.4 million in the first quarter of 2022 compared to $29.4 million in the first quarter of 2021, primarily driven by the following:
•an increase in the average effective interest rate of 1.27% in the first quarter of 2022 compared to the first quarter of 2021 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding); and
•an increase in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $12.6 million in the first quarter of 2022 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the first quarter of 2021.
Results from Equity Method Investments
We recognized income of $10.9 million from equity method investments during the first quarter of 2022, compared to $4.8 million for the first quarter of 2021, an increase of $6.1 million. This increase was primarily driven by the following:
•increase in income from our Red River and Caddo equity method investment due to higher throughput volumes and resulting revenue increases; and
•an increase in income from our investment in W2W Holdings LLC to income of $2.1 million in the first quarter of 2022 from a loss of $0.3 million in the first quarter of 2021.

Income Taxes
Income tax expense increased by $11.4 million in the first quarter of 2022 compared to the first quarter of 2021, primarily driven by the following:
•pre-tax income of $17.9 million in the first quarter of 2022, as compared to loss of $71.0 million for the first quarter of 2021; and
•an increase in our effective tax rate which was 17.3% for the first quarter of 2022, compared to 11.7% for the first quarter of 2021 primarily due to the following:
◦the impact of credits and permanent differences on the tax rate due to changes in pre-tax book income; and
◦changes in the deferred tax asset for equity-based compensation and valuation allowance for state tax attributes.

48 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

Refining Segment Margins
	Three Months Ended
	March 31,
	2022	Adjusted 2021 (1)
Net revenues	$3,493.7	$1,740.1
Cost of materials and other	3,276.9	1,615.0
Refining margin	216.8	125.1
Operating expenses (excluding depreciation and amortization)(1) (2)	119.9	114.7
Contribution margin(1)	$96.9	$10.4
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. For further discussion, see Note 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)    Reflects the prior period conforming reclassification adjustment between operating expenses and general and administrative expenses.

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
Refining contribution margin is impacted by regulatory costs associated with the cost of RINs as well as energy costs, including the cost of natural gas. In periods of unfavorable regulatory sentiment or uncertainty regarding the possibility of SREs, RINs prices can increase at higher rates than crack spreads, or even when crack spreads are declining. This can be particularly impactful on smaller refineries, where the operating cost structure does not have as much scalability as larger refineries. Additionally, volatility in energy costs, which are captured in our operating expenses and impact our Refining contribution margin, can significantly impact our ability to capture crack spreads, with natural gas representing the most significant component. Within Delek’s geographic footprint, we source the majority of our natural gas from the Gulf Coast, and secondarily from the Permian, and we do not currently have the capability at our refineries to switch our energy consumption to utilize alternative sources of fuel. For this reason, unfavorable Gulf Coast (Henry Hub) differentials can impact

49 |

Management's Discussion and Analysis

our crack spread capture. The cost to acquire the refined fuel products we sell to our wholesale customers in our logistics segment and at our convenience stores in our retail segment largely depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation.
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

50 |

Management's Discussion and Analysis

Refinery Statistics
	Three Months Ended
	March 31,
	2022	2021
	(Unaudited)
Tyler, TX Refinery
Days in period	90	90
Total sales volume - refined product (average barrels per day)(1)	73,569	73,224
Products manufactured (average barrels per day):
Gasoline	37,228	39,560
Diesel/Jet	29,010	27,741
Petrochemicals, LPG, natural gas liquids ("NGLs")	2,251	1,724
Other	1,670	1,471
Total production	70,159	70,496
Throughput (average barrels per day):
Crude Oil	66,436	64,753
Other feedstocks	3,720	5,978
Total throughput	70,156	70,731
Total refining revenue ($ in millions)	$769.9	$490.0
Cost of materials and other ($ in millions) (2)	689.6	408.5
Total refining margin ($ in millions) (2)	$80.3	$81.5
Per barrel of refined product sales:
Tyler refining margin (2)	12.13	$12.37
Direct operating expenses (3)	4.30	$3.59
Crude Slate: (% based on amount received in period)
WTI crude oil	86.8%	92.6%
East Texas crude oil	13.2%	6.8%
Other	—%	0.6%

El Dorado, AR Refinery
Days in period	90	90
Total sales volume - refined product (average barrels per day)(1)	81,334	49,711
Products manufactured (average barrels per day):
Gasoline	36,875	17,553
Diesel	29,178	13,973
Petrochemicals, LPG, NGLs	1,019	751
Asphalt	7,123	3,670
Other	785	438
Total production	74,980	36,385
Throughput (average barrels per day):
Crude Oil	72,091	34,766
Other feedstocks	3,947	1,666
Total throughput	76,038	36,432
Total refining revenue ($ in millions)	$812.2	$436.8
Cost of materials and other ($ in millions)	772.6	450.9
Total refining margin ($ in millions)	$39.6	$(14.1)
Per barrel of refined product sales:
El Dorado refining margin	$5.41	$(3.16)
Direct operating expenses (3)	$3.78	$6.42
Crude Slate: (% based on amount received in period)
WTI crude oil	31.4%	44.0%
Local Arkansas crude oil	17.4%	32.2%
Other	51.2%	23.8%

51 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended
	March 31,
	2022	2021
	(Unaudited)
Big Spring, TX Refinery
Days in period	90	90
Total sales volume - refined product (average barrels per day) (1)	69,129	68,699
Products manufactured (average barrels per day):
Gasoline	32,894	32,812
Diesel/Jet	22,688	20,935
Petrochemicals, LPG, NGLs	3,333	3,148
Asphalt	1,881	1,793
Other	1,280	1,404
Total production	62,076	60,092
Throughput (average barrels per day):
Crude oil	60,633	59,758
Other feedstocks	1,739	929
Total throughput	62,372	60,686
Total refining revenue ($ in millions)	$825.4	$502.0
Cost of materials and other ($ in millions)	727.6	461.2
Total refining margin ($ in millions)	$97.8	$40.8
Per barrel of refined product sales:
Big Spring refining margin	$15.72	$6.60
Direct operating expenses (3)	$5.36	$6.50
Crude Slate: (% based on amount received in period)
WTI crude oil	66.7%	62.8%
WTS crude oil	33.3%	37.2%

Krotz Springs, LA Refinery
Days in period	90	90
Total sales volume - refined product (average barrels per day) (1)	79,832	24,964
Products manufactured (average barrels per day):
Gasoline	32,667	6,118
Diesel/Jet	30,994	4,003
Heavy Oils	1,021	182
Petrochemicals, LPG, NGLs	6,927	1,265
Other	7,234	11,216
Total production	78,843	22,784
Throughput (average barrels per day):
Crude Oil	72,997	13,554
Other feedstocks	5,464	11,381
Total throughput	78,461	24,935
Total refining revenue ($ in millions)	$1,090.1	$319.7
Cost of materials and other ($ in millions)	1,047.9	305.6
Total refining margin ($ in millions)	$42.2	$14.1
Per barrel of refined product sales:
Krotz Springs refining margin	$5.88	$6.25
Direct operating expenses (3)	$4.09	$9.20
Crude Slate: (% based on amount received in period)
WTI Crude	64.3%	81.2%
Gulf Coast Sweet Crude	35.7%	18.8%
(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.
(2)     Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. For further discussion, see Note 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3)    Reflects the prior period conforming reclassification adjustment between operating expenses and general and administrative expenses.

52 |

Management's Discussion and Analysis

Included in the refinery statistics above are the following inter-refinery and sales to other segments:

Inter-refinery Sales
	Three Months Ended
	March 31,
(in barrels per day)	2022	2021
	(Unaudited)

Tyler refined product sales to other Delek refineries	1,107	2,095
El Dorado refined product sales to other Delek refineries	866	445
Big Spring refined product sales to other Delek refineries	639	728
Krotz Springs refined product sales to other Delek refineries	501	—

Refinery Sales to Other Segments
	Three Months Ended
	March 31,
(in barrels per day)	2022	2021
	(Unaudited)

Tyler refined product sales to other Delek segments	—	922
El Dorado refined product sales to other Delek segments	7	7
Big Spring refined product sales to other Delek segments	21,766	22,110
Krotz Springs refined product sales to other Delek segments	—	2,007

Pricing Statistics (average for the period presented)
	Three Months Ended
	March 31,
	2022	2021
	(Unaudited)

WTI — Cushing crude oil (per barrel)	$95.18	$58.03
WTI — Midland crude oil (per barrel)	$95.01	$58.90
WTS -- Midland crude oil (per barrel)	$94.90	$58.77
LLS (per barrel)	$97.49	$60.18
Brent crude oil (per barrel)	$97.92	$61.17

U.S. Gulf Coast 5-3-2 crack spread (per barrel) - utilizing HSD	$18.20	$10.13
U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$23.68	$13.57
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$24.65	$14.33
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$17.14	$7.65

U.S. Gulf Coast Unleaded Gasoline (per gallon)	$2.71	$1.71
Gulf Coast Ultra low sulfur diesel (per gallon)	$3.02	$1.71
U.S. Gulf Coast high sulfur diesel (per gallon)	$2.69	$1.50
Natural gas (per MMBTU) (2)	$4.59	$2.72
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
(2)    One Million British Thermal Units ("MMBTU").

53 |

Management's Discussion and Analysis

Refining Segment Operational Comparison of the Three Months Ended March 31, 2022 versus the Three Months Ended March 31, 2021
Net Revenues
Net revenues for the refining segment increased by $1,753.6 million, or 100.8%, in the first quarter of 2022 compared to the first quarter of 2021, primarily driven by the following:
•increases in the average price of U.S. Gulf Coast gasoline of 58.2% ULSD of 76.8%, and HSD of 79.3% and
•an increase in sales volumes of refined and purchased product of 7.9 million barrels and 1.7 million barrels, respectively, where sales volumes were lower in the first quarter 2021 due to severe weather impacting our refineries and turnaround activities at our El Dorado refinery .
Net revenues included sales to our retail segment of $111.7 million and $69.7 million, sales to our logistics segment of $105.9 million and $65.8 million, and sales to our other segment of $8.1 million and $20.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Cost of materials and other increased by $1,661.9 million, or 102.9%, in the first quarter of 2022 compared to the first quarter of 2021, primarily driven by the following:
•increases in the cost of WTI Cushing crude oil, from an average of $58.03 per barrel to an average of $95.18, or 64.0%, and increases in the cost of WTI Midland crude oil, from an average of $58.90 per barrel to an average of $95.01, or 61.3%;
•increase in RINs costs from an average cost per RIN of $1.07 and $1.17 for ethanol and biodiesel RINs, respectively during the first quarter of 2021 to an average of $1.14 and $1.43 during the first quarter of 2022; and
•an increase in sales volumes.
Our refining segment has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $123.4 million and $95.8 million during the first quarters of 2022 and 2021, respectively, which are eliminated in consolidation.

54 |

Management's Discussion and Analysis

Refining Margin
Refining margin increased by $91.7 million, or 73.3%, in the first quarter of 2022 compared to the first quarter of 2021, primarily driven by the following:
•a 79.7% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 72.0% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery), and a 124.1% improvement in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery).
•an increase in sales volumes.
Such increase was partially offset by increases in average RINs costs in the first quarter of 2022 compared to the first quarter of 2021, and an increase in hedge losses compared to prior period.
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. For further discussion, see Note 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Expenses
Operating expenses increased by $5.2 million, or 4.5%, in the first quarter of 2022 compared to the first quarter of 2021, primarily driven by the following:
•increase in variable costs and utilities associated with higher throughput during the current period; and
•higher natural gas prices in the first quarter of 2022.
Such increases were offset by a decrease in outside services, maintenance and lease costs incurred.

Contribution Margin
Contribution margin increased by $86.5 million, or a 2.2% improvement in contribution margin percentage, in the first quarter of 2022 compared to the first quarter of 2021, primarily driven by an increase in refining margin primarily driven by improved crack spreads, increased sales volumes, offset by hedge losses and higher average RINs costs.

55 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Logistics Contribution Margin and Operating Information
	Three Months Ended
	March 31,
	2022	2021
Net revenues	$206.6	$152.9
Cost of materials and other	126.2	81.1
Operating expenses (excluding depreciation and amortization)	18.1	14.9
Contribution margin	$62.3	$56.9
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	70,578	71,963
Big Spring wholesale marketing throughputs (average bpd)	75,549	72,927
West Texas wholesale marketing throughputs (average bpd)	9,913	10,138
West Texas wholesale marketing margin per barrel	$3.04	$3.42
Terminalling throughputs (average bpd) (2)	137,622	144,539
Throughputs (average bpd):
Lion Pipeline System:
Crude pipelines (non-gathered)	72,872	44,118
Refined products pipelines to Enterprise Systems	59,522	26,349
SALA Gathering System	16,156	11,880
East Texas Crude Logistics System	16,056	26,075
Big Spring Gathering Assets (3)	100,325	73,724
Plains Connection System	162,007	108,361
(1)Excludes jet fuel and petroleum coke.
(2)Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, El Dorado and North Little Rock, Arkansas terminals and Memphis and Nashville, Tennessee terminals.
(3)Excludes volumes that are being temporarily transported via trucks while connectors are under construction.

Logistics Segment Operational Comparison of the Three Months Ended March 31, 2022 versus the Three Months Ended March 31, 2021
Net Revenues
Net revenues increased by $53.7 million, or 35.1%, in the first quarter of 2022 compared to the first quarter of 2021, primarily driven by:
•improvements in the West Texas wholesale marketing business which experienced increases in the average sales prices per gallon of gasoline and diesel sold and average volume of diesel sold, partially offset by decrease in the average volume of gasoline sold; and
•increases in pipeline throughputs, where the first quarter of 2021 were negatively impacted by severe weather events.
Net revenues included sales to our refining segment of $123.4 million and $95.8 million for the three months ended March 31, 2022 and March 31, 2021, respectively. We eliminate this intercompany revenue in consolidation.

56 |

Management's Discussion and Analysis

Cost of Materials and Other
Cost of materials and other for the logistics segment increased $45.1 million, or 55.6%, in the first quarter of 2022 compared to the first quarter of 2021 primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold, and increases in the volume of gasoline sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased $0.97 per gallon and $1.25 per gallon, respectively; and
◦the average volumes of gasoline increased by 3.4 million gallons, while diesel volumes sold decreased by 2.5 million gallons.
Our logistics segment purchased product from our refining segment of $105.9 million and $65.8 million for the three months ended March 31, 2022 and March 31, 2021, respectively. We eliminate these intercompany costs in consolidation.

Operating Expenses
Operating expenses increased by $3.2 million, or 21.5%, in the first quarter of 2022 compared to the first quarter of 2021, driven by the following:
•increases in employee and outside service costs; and
•increases in variable expenses such as maintenance and materials costs due to higher throughput.

Contribution Margin
Contribution margin increased by $5.4 million in the first quarter of 2022 compared to the first quarter of 2021 primarily driven by the following:
•increases in revenue due to higher throughput volumes; and
•partially offset by increases in operating expense.

57 |

Management's Discussion and Analysis

Retail Segment
The table below sets forth certain information concerning our retail segment operations (gross sales $ in millions):

Retail Contribution Margins
	Three Months Ended
	March 31,
	2022	2021
Net revenues	$209.5	$174.8
Cost of materials and other	173.0	136.5
Operating expenses (excluding depreciation and amortization)	22.7	21.6
Contribution margin	$13.8	$16.7

Operating Information
Number of stores (end of period)	248	253
Average number of stores	248	253
Average number of fuel stores	243	248
Retail fuel sales	$139.9	$100.1
Retail fuel sales (thousands of gallons)	39,505	39,765
Average retail gallons sold per average number of fuel stores (in thousands)	163	161
Average retail sales price per gallon sold	$3.54	$2.52
Retail fuel margin ($ per gallon) (1)	$0.314	$0.350
Merchandise sales (in millions)	$69.7	$74.6
Merchandise sales per average number of stores (in millions)	$0.3	$0.3
Merchandise margin %	34.6%	32.7%

Same-Store Comparison (2)
	Three Months Ended
	March 31,
	2022	2021
Change in same-store fuel gallons sold	0.8%	(17.0)%
Change in same-store merchandise sales	(5.2)%	4.2%
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

Retail Segment Operational Comparison of the Three Months Ended March 31, 2022 versus the Three Months Ended March 31, 2021
Net Revenue
Net revenues for the retail segment increased by $34.7 million, or 19.9%, in the first quarter of 2022 compared to the first quarter of 2021, primarily driven by the following:
•an increase in total fuel sales which were $139.9 million in the first quarter of 2022 compared to $100.1 million in the first quarter of 2021, primarily attributable to an increase of $1.02 in average price charged per gallon sold; and
•slightly offset by a decrease in merchandise sales to $69.7 million in the first quarter of 2022 compared to $74.6 million in the first quarter of 2021 attributable to a same-store sales decrease of 5.2%.

58 |

Management's Discussion and Analysis

Cost of Materials and Other
Cost of materials and other for the retail segment increased by $36.5 million, or 26.7%, in the first quarter of 2022 compared to the first quarter of 2021, primarily driven by an increase in average cost per gallon of $1.06 or 48.8% applied to fuel sales volumes that decreased period over period. Our retail segment purchased finished product from our refining segment of $111.7 million and $69.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively, which is eliminated in consolidation.

Operating Expenses
Retail segment operating expenses increased by $1.1 million, or 5.1%, in the first quarter of 2022 compared to the first quarter of 2021.

Contribution Margin
Contribution margin for the retail segment decreased by $2.9 million, or 17.4%, in the first quarter of 2022 compared to the first quarter of 2021, primarily driven by the following:
•a 6.7% decrease in merchandise sales, offset by an improvement in merchandise margin percentage of 1.9%; and
•a decrease in fuel sales volume and average fuel margin of $0.036 per gallon.

59 |

Management's Discussion and Analysis

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At March 31, 2022 our total liquidity amounted to $2.1 billion comprised primarily of $637.5 million in unused credit commitments under the Delek Revolving Credit Facility (as defined in Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements), $585.9 million in unused credit commitments under the Delek Logistics Credit Facility (as defined in Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements) and $854.1 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements and pay quarterly cash dividends and operational capital expenditures. In response to the COVID-19 Pandemic and the decline in oil prices, on November 5, 2020, we announced that we have elected to suspend dividends in order to conserve capital. Other funding sources including borrowings under existing credit agreements and issuance of equity and debt securities have been utilized to meet our funding requirements and support our growth capital projects and acquisitions. In addition, we have historically been able to source funding at terms that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at terms that are sustainable and profitable for the Company. However, there can be no assurances regarding the availability of any future debt or equity financings or whether such financings can be made available on terms that are acceptable to us; any execution of such financing activities will be dependent on the contemporaneous availability of functioning debt or equity markets. Additionally, new debt financing activities will be subject to the satisfaction of any debt incurrence limitation covenants in our existing financing agreements. Our debt limitation covenants in our existing financing documents are usual and customary for credit agreements of our type and reflective of market conditions at the time of their execution. Additionally, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including the current COVID-19 Pandemic and oil prices, some of which are beyond our control.
If market conditions were to change, for instance due to the uncertainty created by the COVID-19 Pandemic or the Russia - Ukraine War, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be unfavorably impacted.
As of March 31, 2022, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Logistics Credit Facility (see Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements). We currently expect to remain in compliance with our existing debt maintenance covenants, though we can provide no assurances, particularly if conditions significantly worsen beyond our ability to predict. Additionally, we were in compliance with incurrence covenants during the quarter ended March 31, 2022 to the extent that any of our activities triggered these covenants. However, given the uncertainty around economic conditions, it is at least reasonably possible that conditions could change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants. Inability to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may resume paying dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such quarter that we are able to satisfy the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to) the following: available borrowings under our existing Wells Fargo Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Credit Facility (each as defined in Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements); the allowance to incur additional secured debt under the Term Loan Credit Facility (as defined in Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks, each as otherwise contemplated and allowed under our incurrence covenants.

60 |

Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Three Months Ended March 31,
	2022	2021
Cash Flow Data:
Operating activities	$26.8	$(34.3)
Investing activities	(30.2)	(46.1)
Financing activities	1.0	86.4
Net (decrease) increase	$(2.4)	$6.0

Cash Flows from Operating Activities
Net cash provided by operating activities was $26.8 million for the three months ended March 31, 2022, compared to net cash used of $34.3 million for the comparable period of 2021. Cash paid for debt interest decreased by $117.7 million. Partially offsetting this increase in cash provided was an increase in cash receipts from customers and cash payments to suppliers and for salaries resulting in a net $56.6 million decrease in cash provided by operating activities. Additionally, income taxes paid increased $0.9 million and dividends received decreased $0.9 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $30.2 million for the first three months of 2022, compared to $46.1 million in the comparable period of 2021. The decrease in cash flows used in investing activities was primarily due to a decrease in cash purchases of property, plant and equipment which decreased from $48.3 million in 2021, to $29.5 million in 2022, partially attributable to delaying non-essential projects in light of the COVID-19 Pandemic.
Cash Flows from Financing Activities
Net cash used in financing activities was $1.0 million for the three months ended March 31, 2022, compared to cash provided of $86.4 million in the comparable 2021 period. This decrease in cash provided was predominantly due to the purchase of Delek common stock from IEP Energy Holding, LLC for $64.0 million in the current period. Additionally, there were net payments on long-term revolvers and term debt of $7.2 million during the three months ended March 31, 2022, compared to net proceeds of $17.6 million in the comparable 2021 period. Net proceeds from inventory financing arrangements decreased $13.1 million to $64.8 million for the three months ended March 31, 2022 compared to $77.9 million in the comparable 2021 period.
Partially offsetting the decrease was $16.4 million in proceeds from the sale of Delek Logistics limited partner units in the current period.
Cash Position, Indebtedness and Other Financing Arrangements
As of March 31, 2022, our total cash and cash equivalents were $854.1 million and we had total long-term indebtedness of approximately $2,212.8 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $9.9 million and $17.3 million, respectively. Additionally, we had letters of credit issued of approximately $362.5 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $1,223.4 million. Our total long-term indebtedness consisted of the following:
•an aggregate principal amount of $1,256.8 million under the Term Loan Credit Facility, due on March 30, 2025, with effective interest rate of 3.52%;
•an aggregate principal amount of $19.1 million in outstanding borrowings under the Delek Hapoalim Term Loan, due on December 31, 2022, with effective interest rate of 4.33%;
•an aggregate principal amount of $264.1 million under the Delek Logistics Credit Facility, due on September 28, 2023, with average borrowing rate of 2.67%;
•an aggregate principal amount of $250.0 million under the Delek Logistics 2025 Notes, due in 2025, with effective interest rate of 7.20%;
•an aggregate principal amount of $400.0 million under the Delek Logistics 2028 Notes, due in 2028, with effective interest rate of 7.05%;
•an aggregate principal amount of $50.0 million under the Reliant Bank Revolver, due on June 30, 2022, with fixed interest rate of 4.50%; and
•the Revolving Credit Facility, due on March 30, 2023, with borrowing rate of 3.75% for base rate loans, and no principal amount outstanding.
See Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information about our separate credit facilities included in long-term indebtedness.
Additionally, we also utilize other financing arrangements to finance operating assets and/or, from time to time, to monetize other assets that may not be needed in the near term, when internal cost of capital and other criteria are met. Such arrangements include our supply and offtake arrangements, which finance a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs

61 |

or other non-inventory product financing liabilities. Our supply and offtake obligation with J. Aron amounted to $589.3 million at March 31, 2022, $479.3 million of which is due on December 30, 2022. (See Note 7 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information about our supply and offtake facilities). Our product financing liabilities consisted primarily of RIN financings as of March 31, 2022, and totaled $319.7 million, all of which is due by December 31, 2022. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our audited consolidated financial statements included Item 8. Financial Statements and Supplementary Data, of our December 31, 2021 Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Contractual Obligations" section included in Item 2. Management's Discussion and Analysis.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the three months ended March 31, 2022 were $32.9 million, of which approximately $14.3 million was spent in our refining segment, $9.1 million in our logistics segment, $3.0 million in our retail segment and $6.5 million primarily at the holding company level. The following table summarizes our actual capital expenditures for the three months ended March 31, 2022 and planned capital expenditures for the full year 2022 by operating segment and major category (in millions):

	Full Year 2022 Forecast	Three Months Ended March 31, 2022
Refining
Sustaining maintenance, including turnaround activities (1)	$71.7	$13.0
Regulatory	12.9	0.6
Discretionary projects	3.1	0.7
Refining segment total	87.7	14.3

Logistics
Regulatory	7.6	2.1
Sustaining maintenance	6.0	—
Discretionary projects	59.0	7.0
Logistics segment total	72.6	9.1

Retail
Regulatory	—	—
Sustaining maintenance	3.9	0.8
Discretionary projects	31.0	2.2
Retail segment total	34.9	3.0

Other
Regulatory	3.1	0.8
Sustaining maintenance	28.2	5.1
Discretionary projects	25.8	0.6
Other total	57.1	6.5
Total capital spending	$252.3	$32.9

The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects and subject to the changes and uncertainties discussed under the 'Forward-Looking Statements' section of Item 2, of this Quarterly Report on Form 10-Q.
We have no material off-balance sheet arrangements through the date of the filing of this Quarterly Report on Form 10-Q.

62 |

Management's Discussion and Analysis

Cash Requirements
Long-Term Cash Requirements Under Contractual Obligations
Information regarding our known cash requirements under contractual obligations of the types described below as of March 31, 2022, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable obligations	$82.1	$1,507.9	$250.0	$400.0	$2,240.0
Interest(1)	91.7	169.4	65.3	42.8	369.2
Operating lease commitments(2)(7)	216.4	289.8	147.3	73.4	726.9
Finance lease commitments(3)	4.2	3.3	2.8	4.5	14.8
Purchase commitments(4)	1,060.5	3.5	—	—	1,064.0
Product financing commitments(5)	319.7	—	—	—	319.7
Transportation agreements(6)	167.2	269.0	261.3	272.6	970.1
J. Aron supply and offtake obligations (7)	494.8	—	—	—	494.8
Total	$2,436.6	$2,242.9	$726.7	$793.3	$6,199.5
(1) Expected interest payments on debt outstanding at March 31, 2022. Floating interest rate debt is calculated using March 31, 2022 rates. For additional information, see Note 8 of our condensed consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of March 31, 2022.
(3) Amounts reflect future estimated lease payments under financing leases having remaining non-cancelable terms in excess of one year as of March 31, 2022.
(4) We have purchase commitments to secure certain quantities of crude oil, finished product and other resources used in production at both fixed and market prices. We have estimated future payments under the market-based agreements using current market rates. Excludes purchase commitments in buy-sell transactions which have matching notional amounts with the same counterparty and are generally net settled in exchanges.
(5) Balances consist of obligations under RINs product financing arrangements. For additional information, see Note 10 of our condensed consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(6) Balances consist of contractual obligations under agreements with third parties (not including Delek Logistics) for the transportation of crude oil to our refineries.
(7) Balances consists of contractual obligations under the J. Aron Supply and Offtake Agreements, including annual fees and principal obligation for the Baseline Volume Step-Out Liability. For additional information, see Note 7 of our condensed consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

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

63 |

Management's Discussion and Analysis

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
These disclosures should be read in conjunction with the condensed consolidated financial statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other information presented herein, as well as in the "Quantitative and Qualitative Disclosures About Market Risk" section contained in our Annual Report on Form 10-K, filed on February 25, 2022.
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
The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are presented separately below), as of March 31, 2022 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2022	2023	2024
Contracts not designated as hedging instruments:
Crude oil price swaps - long(1)	$(15.9)	41,484,000	39,204,000	2,280,000	—
Crude oil price swaps - short(1)	(34.1)	41,834,000	41,834,000	—	—
Inventory, refined product and crack spread swaps - long(1)	65.3	55,879,000	41,079,000	14,800,000	—
Inventory, refined product and crack spread swaps - short(1)	(88.2)	56,023,000	41,223,000	14,800,000	—
RIN commitment contracts - long(2)	(4.4)	106,950,000	106,950,000	—	—
RIN commitment contracts - short(2)	—	2,000,000	2,000,000	—	—
Total	$(77.3)	304,170,000	272,290,000	31,880,000	—
(1)     Volume in barrels
(2)     Volume in RINs

Interest Risk Management Activities
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $1,540.0 million as of March 31, 2022. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt as of March 31, 2022 would be to change interest expense by approximately $15.4 million.
Inflation
Inflationary factors, such as increases in the costs of our inputs, operating expenses, and interest rates may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of sales if the prices at which we are able to sell our products and services does not increase in line with increases in costs.
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

64 |

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
The following table sets forth information relating to trading commodity derivative contracts as of March 31, 2022:

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2022	2023	2024	2025	2026
Crude forward contracts- long(1)	135.7	1,516,141	1,516,141	—	—	—	—
Crude forward contracts- short(1)	(142.4)	1,579,048	1,579,048	—	—	—	—
Total	$(6.7)	3,095,189	3,095,189	—	—	—	—
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
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

65 |

Legal Proceedings, Risk Factors, Unregistered Sales of Equity Securities and Other Information

Part II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 11 to our accompanying condensed consolidated financial statements, which is incorporated by reference in this Item 1, for additional information. Aside from the disclosure updated in Note 11, there have been no material developments to the proceedings previously reported in our Annual Report on Form 10-K filed on February 25, 2022.

ITEM 1A. RISK FACTORS
There were no material changes during the three months ended March 31, 2022 to the risk factors identified in the Company’s fiscal 2021 Annual Report on Form 10-K, except as described below.
We may be unsuccessful in integrating the operations of the assets we have acquired or may acquire with our operations, and in realizing all or any part of the anticipated benefits of any such acquisitions.
From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. Our capitalization and results of operations may change significantly as a result of completed or future acquisitions. Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them, and new geographic areas and the diversion of management's attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business or assets for which we have no recourse under applicable indemnification provisions.
On April 11, 2022, a subsidiary of Delek Logistics entered into a definitive purchase agreement for the acquisition of 100% of the equity interests of 3Bear Delaware Holding – NM, LLC (the “3Bear Transaction”), an indirect subsidiary of 3Bear Energy, LLC (“3Bear”). The 3Bear Transaction is expected to close around mid-year 2022, subject to closing conditions. If these conditions are not satisfied or waived, the 3Bear Transaction will not be consummated. If the closing of the 3Bear Transaction is substantially delayed or does not occur at all, or if the terms of the acquisition are required to be modified substantially, Delek Logistics may not realize the anticipated benefits of the acquisition fully or at all, or they may take longer to realize than expected.
In order to complete the 3Bear Transaction, Delek Logistics and 3Bear must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions that become applicable to the parties, completion of the transactions may be jeopardized or prevented or the anticipated of the transactions could be reduced.
The 3Bear Transaction will require the management of Delek Logistics, which includes certain members of our management who provide management services to Delek Logistics, to devote significant attention and resources to integrating the 3Bear business with its business. Potential difficulties that may be encountered in the integration process include, among others:
•    the inability to successfully integrate the 3Bear business into its business in a manner that permits Delek Logistics to achieve the revenue and cost savings that it announced as anticipated from the acquisition;
•    complexities associated with managing the larger, integrated business;
•    potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the acquisition;
•    integrating personnel from the two companies while maintaining focus on providing consistent, high-quality products and services;
•    loss of key employees;
•    integrating relationships with customers, vendors and business partners;
•    performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the acquisition and the integration of operations; and
•    the disruption or loss in momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.
Delays or difficulties in the integration process could adversely affect our business, financial condition, and results of operations. There can be no assurance that the acquisition will result in the realization of the full benefits of the synergies, cost savings, innovation and operational efficiencies that are currently expected from this integration or the have been communicated with respect to this acquisition or that these benefits will be achieved within the anticipated timeframe.

66 |

The Russia-Ukraine War, and events occurring in response thereto, including sanctions brought by the United States and other countries against Russia and any expansion of hostilities, may have an adverse impact on our business, our future results of operations, and our overall financial performance.
The effects of the military conflict that began with the Russian invasion of Ukraine in February 2022 on our business, financial condition, and results of operations are impossible to predict. Sanctions brought by the United States and other countries against Russia, any escalation of the conflict, including the regional or global expansion of hostilities, and other future developments could significantly affect the global economy, lead to market volatility and supply chain disruptions, have an adverse impact on energy prices, including prices for crude oil, other feedstocks, and refined petroleum products, have an adverse impact on the margins from our petroleum product marketing operations, and have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended March 31, 2022 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act (inclusive of all purchases that have settled as of Mach 31, 2022).

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2022 (1)	—	$—	—	$229,724,248
February 1 - February 28, 2022 (1)	—	—	—	229,724,248
March 1 - March 31 , 2022 (2)	3,497,268	18.30	—	229,724,248
Total	3,497,268	$18.30	—	N/A
(1)     In 2020, we elected to suspend the Company’s share repurchase program. (See further discussion in Note 16 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

(2)     On March 7, 2022, we entered into the Icahn Group Agreement with the Icahn Group, pursuant to which the Company purchased 3,497,268 shares of common stock of the Company from the Icahn Group, at a price per share of $18.30. This transaction was separately authorized and not effectuated through the Company’s suspended share repurchase program. (See further discussion in Note 16 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

ITEM 5. OTHER INFORMATION
As previously reported on March 28, 2022, the Board of Directors appointed Avigal Soreq to serve as the Company’s President and Chief Executive Officer, succeeding Ezra Uzi Yemin in these positions as he transitions to the role of Executive Chairman of the Board of Directors. This transition will take place on June 9, 2022.

67 |

Exhibits
ITEM 6. EXHIBITS

Exhibit No.		Description

2.1
Membership Interest Purchase Agreement, dated as of April 8, 2022, by and between 3 Bear Energy – New Mexico LLC and DKL Delaware Gathering, LLC (incorporated by reference to Exhibit 2.1 to the Partnership’s 8-K filed on April 11, 2022).

10.1		Stock Purchase and Cooperation Agreement dated March 7, 2022 by and between the Company and the Icahn Group (incorporated by reference to the Company’s 8-K filed on March 7. 2022).

10.2	*#	First Amendment to Amended and Restated Executive Employment Agreement by and between the Company and Ezra Uzi Yemin, dated for reference as of March 27, 2022.

10.3	*#	Executive Chairman Employment Agreement by and between the Company and Ezra Uzi Yemin, dated for reference as of March 27, 2022.

10.4	*#	Offer Letter by and between the Company and Avigal Soreq, effective March 28, 2022.

10.5	*#	Executive Employment Agreement by and between the Company and Avigal Soreq, dated for reference as of March 28, 2022.

10.6	*#	Executive Employment Agreement by and between the Company and Todd O’Malley, dated as of March 28, 2022.

10.7	*#	Letter Agreement by and between the Company and Nithia Thaver, effective as of January 1, 2022.

10.8	*#	Form of Change in Control Severance Agreement for Officers.

10.9	*#	Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Agreement (Cash Settled).

10.10	*#	Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Restricted Stock Unit Agreement (Cash Settled).

18.1	#	Letter from Ernst & Young LLP to the Board of Directors of the Company, dated May 5, 2022.

31.1	#	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	#	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	##	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	##	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2022 and 2021 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2022 and 2021 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.
#	Filed herewith
##	Furnished herewith

68 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Director (Chairman), President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Reuven Spiegel
Reuven Spiegel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Robert Wright
Robert Wright
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Dated: May 5, 2022

69 |