Form 10-Q
period 2022-06-30
Delek US Holdings, Inc.
filed 2022-08-05
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At July 29, 2022, there were 71,035,056 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents
Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2022

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2022	December 31, 2021 As Adjusted (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,244.6	$856.5
Accounts receivable, net	1,319.4	776.6
Inventories, net of inventory valuation reserves	1,805.9	1,260.7
Other current assets	187.5	126.0
Total current assets	4,557.4	3,019.8
Property, plant and equipment:
Property, plant and equipment	4,107.1	3,645.4
Less: accumulated depreciation	(1,447.1)	(1,338.1)
Property, plant and equipment, net	2,660.0	2,307.3
Operating lease right-of-use assets	190.7	208.5
Goodwill	740.0	729.7
Other intangibles, net	325.8	102.7
Equity method investments	354.6	344.1
Other non-current assets	96.1	100.5
Total assets	$8,924.6	$6,812.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,449.6	$1,695.3
Current portion of long-term debt	72.0	92.2
Obligation under Supply and Offtake Agreements	770.5	487.5
Current portion of operating lease liabilities	51.4	53.9
Accrued expenses and other current liabilities	885.6	797.8
Total current liabilities	4,229.1	3,126.7
Non-current liabilities:
Long-term debt, net of current portion	2,745.7	2,125.8
Environmental liabilities, net of current portion	112.7	109.5
Asset retirement obligations	41.1	38.3
Deferred tax liabilities	300.3	214.5
Operating lease liabilities, net of current portion	131.9	152.0
Other non-current liabilities	26.4	31.8
Total non-current liabilities	3,358.1	2,671.9
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 88,610,583 shares and 91,772,080 shares issued at June 30, 2022 and December 31, 2021, respectively	0.9	0.9
Additional paid-in capital	1,159.1	1,206.5
Accumulated other comprehensive loss	(3.9)	(3.8)
Treasury stock, 17,575,527 shares, at cost, as of June 30, 2022 and December 31, 2021	(694.1)	(694.1)
Retained earnings	753.0	384.7
Non-controlling interests in subsidiaries	122.4	119.8
Total stockholders’ equity	1,337.4	1,014.0
Total liabilities and stockholders’ equity	$8,924.6	$6,812.6
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 7 for further discussion.

See accompanying notes to condensed consolidated financial statements

3 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2021		2021
	2022	As Adjusted (1)	2022	As Adjusted (1)
Net revenues	$5,982.6	$2,191.5	$10,441.7	$4,583.7
Cost of sales:
Cost of materials and other	5,082.6	1,960.6	9,235.1	4,133.4
Operating expenses (excluding depreciation and amortization presented below)	188.5	130.8	328.0	260.7
Depreciation and amortization	62.8	60.5	125.5	122.8
Total cost of sales	5,333.9	2,151.9	9,688.6	4,516.9
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	34.0	35.4	61.4	60.8
General and administrative expenses	126.5	53.5	179.6	94.6
Depreciation and amortization	5.2	5.8	10.8	12.0
Other operating income, net	(10.3)	(4.9)	(38.7)	(3.0)
Total operating costs and expenses	5,489.3	2,241.7	9,901.7	4,681.3
Operating income (loss)	493.3	(50.2)	540.0	(97.6)
Interest expense, net	43.6	33.1	82.0	62.5
Income from equity method investments	(15.7)	(6.8)	(26.6)	(11.6)
Other (income) expense, net	(3.6)	6.8	(2.3)	5.8
Total non-operating expense, net	24.3	33.1	53.1	56.7
Income (loss) before income tax expense (benefit)	469.0	(83.3)	486.9	(154.3)
Income tax expense (benefit)	100.4	(35.2)	103.5	(43.5)
Net income (loss)	368.6	(48.1)	383.4	(110.8)
Net income attributed to non-controlling interests	6.8	8.6	15.0	15.9
Net income (loss) attributable to Delek	$361.8	$(56.7)	$368.4	$(126.7)
Basic income (loss) per share	$5.11	$(0.77)	$5.12	$(1.72)
Diluted income (loss) per share	$5.05	$(0.77)	$5.07	$(1.72)
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 7 for further discussion.

See accompanying notes to condensed consolidated financial statements

4 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2021		2021
	2022	As Adjusted (1)	2022	As Adjusted (1)
Net income (loss)	$368.6	$(48.1)	$383.4	$(110.8)
Other comprehensive income (loss):
Commodity contracts designated as cash flow hedges:
Comprehensive loss on commodity contracts designated as cash flow hedges, net of taxes	—	—	—	(0.2)
Other loss, net of taxes	(0.1)	—	(0.2)	—
Total other comprehensive loss	(0.1)	—	(0.2)	(0.2)
Comprehensive income (loss)	368.5	(48.1)	383.2	(111.0)
Comprehensive income attributable to non-controlling interest	6.8	8.6	15.0	15.9
Comprehensive income (loss) attributable to Delek	$361.7	$(56.7)	$368.2	$(126.9)
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 7 for further discussion.

See accompanying notes to condensed consolidated financial statements

5 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share data)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2022	88,320,612	$0.9	$1,156.0	$(3.9)	$391.3	(17,575,527)	$(694.1)	$124.5	$974.7
Net income	—	—	—	—	361.8	—	—	6.8	368.6
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9.0)	(9.0)
Equity-based compensation expense	—	—	7.1	—	—	—	—	0.1	7.2
Taxes paid due to the net settlement of equity-based compensation	—	—	(4.0)	—	—	—	—	—	(4.0)
Exercise of equity-based awards	289,971	—	—	—	—	—	—	—	—
Other	—	—	—	—	(0.1)	—	—		(0.1)
Balance at June 30, 2022	88,610,583	$0.9	$1,159.1	$(3.9)	$753.0	(17,575,527)	$(694.1)	$122.4	$1,337.4

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings As Adjusted (1)	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity As Adjusted (1)
	Shares	Amount				Shares	Amount
Balance at March 31, 2021	91,450,724	$0.9	$1,188.6	$(7.4)	$443.1	(17,575,527)	$(694.1)	$117.7	$1,048.8
Net (loss) income	—	—	—	—	(56.7)	—	—	8.6	(48.1)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(7.9)	(7.9)
Equity-based compensation expense	—	—	5.9	—	—	—	—	—	5.9
Taxes paid due to the net settlement of equity-based compensation	—	—	(1.9)	—	—	—	—	—	(1.9)
Exercise of equity-based awards	186,937	—	—	—	—	—	—	—	—
Other	—	—	—	—	(0.1)	—	—	—	(0.1)
Balance at June 30, 2021, As Adjusted (1)	91,637,661	$0.9	$1,192.6	$(7.4)	$386.3	(17,575,527)	$(694.1)	$118.4	$996.7

6 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share data)

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021, As Adjusted (1)	91,772,080	$0.9	$1,206.5	$(3.8)	$384.7	(17,575,527)	$(694.1)	$119.8	$1,014.0
Net income	—	—	—	—	368.4	—	—	15.0	383.4
Distributions to non-controlling interests	—	—	—	—	—	—	—	(17.7)	(17.7)
Equity-based compensation expense	—	—	12.4	—	—	—	—	0.2	12.6
Sale of Delek Logistic common limited partner units, net	—	—	8.5	—	—	—	—	5.1	13.6
Purchase of Delek common stock from IEP Energy Holding LLC	(3,497,268)	—	(64.0)	—	—	—	—	—	(64.0)
Taxes paid due to the net settlement of equity-based compensation	—	—	(4.3)	—	—	—	—	—	(4.3)
Exercise of equity-based awards	335,771	—	—	—	—	—	—	—	—
Other	—	—	—	(0.1)	(0.1)	—	—	—	(0.2)
Balance at June 30, 2022	88,610,583	$0.9	$1,159.1	$(3.9)	$753.0	(17,575,527)	$(694.1)	$122.4	$1,337.4

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings As Adjusted (1)	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity As Adjusted (1)
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	91,356,868	$0.9	$1,185.1	$(7.2)	$522.0	(17,575,527)	$(694.1)	$118.4	$1,125.1
Cumulative effect of change in accounting method for certain inventory from LIFO to FIFO, net	—	—	—	—	(8.7)	—	—	—	(8.7)
Net (loss) income	—	—	—	—	(126.7)	—	—	15.9	(110.8)
Other comprehensive loss related to commodity contracts, net	—	—	—	(0.2)	—	—	—	—	(0.2)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(15.9)	(15.9)
Equity-based compensation expense	—	—	10.5	—	—	—	—	—	10.5
Taxes paid due to the net settlement of equity-based compensation	—	—	(3.0)	—	—	—	—	—	(3.0)
Exercise of equity-based awards	280,793	—	—	—	—	—	—	—	—
Other	—	—	—	—	(0.3)	—	—	—	(0.3)
Balance at June 30, 2021, As Adjusted (1)	91,637,661	$0.9	$1,192.6	$(7.4)	$386.3	(17,575,527)	$(694.1)	$118.4	$996.7
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 7 for further discussion.

See accompanying notes to condensed consolidated financial statements

7 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
		2021
	2022	As Adjusted (1)
Cash flows from operating activities:
Net income (loss)	$383.4	$(110.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	136.3	134.8
Non-cash lease expense	35.4	28.1
Deferred income taxes	93.9	(40.8)
Income from equity method investments	(26.6)	(11.6)
Dividends from equity method investments	14.5	10.6
Non-cash lower of cost or market/net realizable value adjustment	(1.2)	0.2
Equity-based compensation expense	12.6	10.5
Other	7.8	3.4
Changes in assets and liabilities:
Accounts receivable	(513.9)	(298.4)
Inventories and other current assets	(533.9)	(387.7)
Fair value of derivatives	(74.9)	(7.1)
Accounts payable and other current liabilities	777.4	671.4
Obligation under Supply and Offtake Agreements	283.0	148.6
Non-current assets and liabilities, net	(7.9)	(16.3)
Net cash provided by operating activities	585.9	134.9
Cash flows from investing activities:
Acquisition of 3 Bear	(621.7)	—
Equity method investment contributions	(0.1)	(1.6)
Distributions from equity method investments	1.7	5.4
Purchases of property, plant and equipment	(98.1)	(132.7)
Purchase of intangible assets	(3.8)	(0.7)
Proceeds from sale of property, plant and equipment	1.1	10.9
Net cash used in investing activities	(720.9)	(118.7)
Cash flows from financing activities:
Proceeds from long-term revolvers	1,470.9	1,026.5
Payments on long-term revolvers	(848.0)	(1,501.3)
Proceeds from term debt	—	400.0
Payments on term debt	(26.7)	(26.7)
Proceeds from product financing agreements	508.2	458.2
Repayments of product financing agreements	(511.0)	(302.2)
Taxes paid due to the net settlement of equity-based compensation	(4.3)	(3.0)
Distribution to non-controlling interest	(17.7)	(15.9)
Proceeds from sale of Delek Logistics LP common limited partner units	16.4	—
Purchase of Delek common stock from IEP Energy Holding LLC	(64.0)	—
Deferred financing costs paid	(0.7)	(6.3)
Net cash provided by financing activities	523.1	29.3
Net increase in cash and cash equivalents	388.1	45.5
Cash and cash equivalents at the beginning of the period	856.5	787.5
Cash and cash equivalents at the end of the period	$1,244.6	$833.0

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(In millions)

	Six Months Ended June 30,
		2021
	2022	As Adjusted (1)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.7 million and $0.5 million in the 2022 and 2021 periods, respectively	$75.4	$55.7
Income taxes	$9.2	$4.0
Non-cash investing activities:
(Decrease) increase in accrued capital expenditures	$(4.8)	$0.1
Non-cash financing activities:
Non-cash lease liability arising from obtaining right-of-use assets during the period	$11.3	$26.4
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 7 for further discussion.

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
Our condensed consolidated financial statements include Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), which is a variable interest entity ("VIE"). On June 1, 2022, DKL Delaware Gathering, LLC, a subsidiary of the Delek Logistics, acquired 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC ("3 Bear") from 3 Bear Energy – New Mexico LLC, related to their crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico (the "3 Bear Acquisition"). See Note 2 - Acquisitions for additional information. As the indirect owner of the general partner of Delek Logistics, we have the ability to direct the activities of this entity that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes for this entity and are Delek Logistics' primary customer. In the event that Delek Logistics incurs a loss, our operating results will reflect such loss, net of intercompany eliminations, to the extent of our ownership interest in this entity.
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
Change in Accounting Principle
As of January 1, 2022, we changed our method for accounting for inventory held at the Tyler Refinery to the FIFO costing method from the last-in, first-out ("LIFO") costing method, which will conform the Company’s refining inventory to a single method of accounting. Total inventories accounted for using LIFO, prior to the accounting method change, comprised 28.0% of the Company’s total inventories as of December 31, 2021. This change in accounting method is preferable because it provides better consistency across our refineries and improves transparency, and results in recognition that better reflects the physical flow of inventory and more accurately reflects the current value of inventory. The effects of this change have been retrospectively applied to all periods presented with a cumulative effect adjustment reflected in the January 1, 2021 beginning retained earnings. See Note 7 - Inventory for additional information.
Reclassifications
Certain prior period amounts have been reclassified in order to conform to the current period presentation.

9 |

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

Note 2 - Acquisitions
3 Bear Delaware Holding - NM, LLC Acquisition
Delek Logistics completed the 3 Bear Acquisition on June 1, 2022 (the "Acquisition Date"), in which it acquired crude oil and natural gas gathering, processing and transportation and storage operations, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico.
The base purchase price for 3 Bear was $624.7 million, subject to adjustments for net working capital and closing indebtedness, as defined in the 3 Bear Purchase Agreement. The 3 Bear Acquisition was financed through a combination of cash on hand and borrowings under the Delek Logistics' Credit Facility (as defined in Note 9 of the condensed consolidated financial statements in Item 1. Financial Statements).
For the three and six months ended June 30, 2022, we incurred $6.2 million and $6.4 million, respectively, in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of income for these periods.
Our consolidated financial and operating results reflect the 3 Bear Acquisition operations beginning June1, 2022. Our results of operations included revenue and net income of $20.6 million and $1.5 million, respectively, for the period from June 1, 2022 through June 30, 2022 related to these operations.
The 3 Bear Acquisition was accounted for using the acquisition method of accounting, whereby the preliminary purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values. The excess of the consideration paid over the fair value of the net assets acquired was recorded as goodwill.
Determination of Purchase Price
The table below represents the estimated purchase price (in millions):

Base purchase price:	$624.7
Less: closing net working capital (as defined in the 3 Bear Purchase Agreement) (1)	(0.3)
Less: closing indebtedness (as defined in the 3 Bear Purchase Agreement) (1)	(80.4)
Cash paid for the adjusted purchase price	544.0
Cash paid to payoff 3 Bear credit agreement (as defined in the 3 Bear Purchase Agreement)	80.4
Preliminary purchase price	$624.4
(1) These amounts are based upon estimates at closing, but are subject to a subsequent review and revision period pursuant to the 3 Bear Purchase Agreement at which time final settlements for these components will be determined. Such subsequent adjustments may result in changes to the preliminary purchase price.

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Purchase Price Allocation
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed in the 3 Bear Acquisition as of June 1, 2022 (in millions):

Assets acquired:
Cash and cash equivalents	$2.7
Accounts receivables, net	28.9
Inventories	1.8
Other current assets	1.0
Property, plant and equipment	382.8
Operating lease right-of-use assets	7.4
Goodwill	10.6
Other intangibles, net (1)	223.6
Other non-current assets	0.5
Total assets acquired	659.3

Liabilities assumed:
Accounts payable	8.0
Accrued expenses and other current liabilities	22.1
Current portion of operating lease liabilities	1.1
Asset retirement obligations	2.3
Operating lease liabilities, net of current portion	1.4
Total liabilities assumed	34.9
Fair value of net assets acquired	$624.4
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a preliminary fair value of $210.0 million, which will be amortized over an 11.6-year useful life. We recognized amortization expense for the three and six months ended June 30, 2022 of $1.5 million. The estimated amortization is $18.0 million for each of the five succeeding fiscal years.
•Rights-of-way intangible valued at $13.6 million, which has an indefinite life.

These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available, the final working capital adjustment is complete, and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of June 30, 2022. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805").
The fair value of property, plant and equipment was based on the combination of the cost and market approaches. Key assumptions in the cost approach include determining the replacement cost by evaluating recently published data and adjusting replacement cost for physical deterioration, functional and economic obsolescence. We used the market approach to measure the value of certain assets through an analysis of recent sales or offerings of comparable properties.
The fair value of customer relationships was based on the income approach. Key assumptions in the income approach include projected revenue attributable to customer relationships, attrition rate, operating margins and discount rates.
The fair values discussed above were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.
The fair values of all other current assets and payables were equivalent to their carrying values due to their short-term nature.
The goodwill recognized in the 3 Bear Acquisition is primarily attributable to enhancing our third party revenues, further diversification of our customer and product mix, expanding our footprint into the Delaware basin and bolstering our Environmental, Social and Governance ("ESG") optionality through furthering carbon capture opportunities and greenhouse gas reduction projects currently underway. This goodwill is deductible for income tax purposes. Goodwill related to the 3 Bear Acquisition is included in the logistics segment.

11 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Unaudited Pro Forma Financial Information
The following table summarizes the unaudited pro forma financial information of the Company assuming the 3 Bear Acquisition had occurred on January 1, 2021. The unaudited pro forma financial information has been adjusted to give effect to certain pro forma adjustments that are directly related to the 3 Bear Acquisition based on available information and certain assumptions that management believes are factually supportable. The most significant pro forma adjustments relate to (i) incremental interest expense and amortization of deferred financing costs associated with revolving credit facility borrowings incurred in connection with the 3 Bear Acquisition, (ii) incremental depreciation resulting from the estimated fair values of acquired property, plant and equipment, (iii) incremental amortization resulting from the estimated fair values of acquired customer relationship intangibles (iv) accounting policy alignment, and (v) transaction costs. The unaudited pro forma financial information excludes any expected cost savings or other synergies as a result of the 3 Bear Acquisition. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the 3 Bear Acquisition been effective as of the dates presented, nor is it indicative of future operating results of the combined company. Actual results may differ significantly from the unaudited pro forma financial information.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Net sales	$6,030.8	$2,222.2	$10,540.3	$4,645.3
Net income (loss) attributable to Delek	$365.4	$(83.9)	$368.6	$(196.3)
Net income (loss) per share:
Basic income (loss) per share	$5.16	$(1.14)	$5.12	$(2.66)
Diluted income (loss) per share	$5.10	$(1.14)	$5.07	$(2.66)

Note 3 - Segment Data
We aggregate our operating units into three reportable segments: Refining, Logistics, and Retail. Operations that are not specifically included in the reportable segments are included in Corporate, Other and Eliminations, which consist of the following:
•our corporate activities;
•results of certain immaterial operating segments, including our Canadian crude trading operations (as discussed in Note 10);
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
Refining Segment
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd") as of June 30, 2022, including the following:
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

12 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
On May 7, 2020, we sold our equity interests in Alon Bakersfield Property, Inc., an indirect wholly-owned subsidiary that owned our non-operating refinery located in Bakersfield, California, to a subsidiary of Global Clean Energy Holdings, Inc. (“GCE”). As part of the transaction, GCE granted a call option to Delek to acquire up to a 33 1/3% limited member interest in the acquiring subsidiary of GCE for up to $13.3 million, subject to certain adjustments. Such option is exercisable by Delek through the 90th day after GCE demonstrates commercial operations, as contractually defined, which has not yet occurred as of June 30, 2022.
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
Logistics Segment
Our logistics segment owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. The logistics segment generates revenue by charging fees for gathering, transporting and storing crude oil and natural gas, marketing, distributing, transporting and storing intermediate and refined products and disposing and recycling water in select regions of the southeastern United States, the Delaware Basin in New Mexico and West Texas for our refining segment and third parties, and sales of wholesale products in the West Texas market. The operating results and assets acquired in the 3 Bear Acquisition have been included in the Logistics segment beginning on June 1, 2022.
Retail Segment
Our retail segment consists of 248 owned and leased convenience store sites as of June 30, 2022, located primarily in West Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel primarily under the Alon or Delek brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money grams to the public, primarily under the 7-Eleven and DK or Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In November 2018, we terminated the license agreement with 7-Eleven, Inc. The terms of such agreement and subsequent amendments require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023.
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

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended June 30, 2022
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$4,498.0	$142.4	$277.1	$1,065.1	$5,982.6
Inter-segment fees and revenues	312.5	124.3	—	(436.8)	—
Operating costs and expenses:
Cost of materials and other	4,027.2	176.4	233.8	645.2	5,082.6
Operating expenses (excluding depreciation and amortization presented below)	165.0	21.0	25.1	11.4	222.5
Segment contribution margin	$618.3	$69.3	$18.2	$(28.3)	677.5
Income from equity method investments	0.2	7.1	—	8.4
Segment contribution margin and income (loss) from equity method investments	$618.5	$76.4	$18.2	$(19.9)
Depreciation and amortization	$49.9	$13.3	$3.2	$1.6	68.0
General and administrative expenses					126.5
Other operating income, net					(10.3)
Operating income					$493.3
Capital spending (excluding business combinations)	$19.0	$26.7	$6.0	$8.7	$60.4

	Three Months Ended June 30, 2021
	Refining (1)	Logistics	Retail	Corporate, Other and Eliminations (1)(2)	Consolidated (1)(2)
Net revenues (excluding inter-segment fees and revenues)	$2,226.9	$66.1	$209.0	$(310.5)	$2,191.5
Inter-segment fees and revenues	188.8	102.4	—	(291.2)	—
Operating costs and expenses:
Cost of materials and other	2,286.6	88.8	164.7	(579.5)	1,960.6
Operating expenses (excluding depreciation and amortization presented below)	115.0	15.5	22.4	13.3	166.2
Segment contribution margin	$14.1	$64.2	$21.9	$(35.5)	64.7
Income from equity method investments	0.1	6.7	—	—
Segment contribution margin and income (loss) from equity method investments	$14.2	$70.9	$21.9	$(35.5)
Depreciation and amortization	$51.0	$10.0	$3.4	$1.9	66.3
General and administrative expenses					53.5
Other operating income, net					(4.9)
Operating loss					$(50.2)
Capital spending (excluding business combinations)	$60.7	$2.6	$0.5	$1.9	$65.7

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2022
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$7,766.1	$225.2	$486.6	$1,963.8	$10,441.7
Inter-segment fees and revenues	538.1	248.1	—	(786.2)	—
Operating costs and expenses:
Cost of materials and other	7,304.1	302.6	406.8	1,221.6	9,235.1
Operating expenses (excluding depreciation and amortization presented below)	284.9	39.1	47.8	17.6	389.4
Segment contribution margin	$715.2	$131.6	$32.0	$(61.6)	817.2
Income from equity method investments	0.4	14.1	—	12.1
Segment contribution margin and income (loss) from equity method investments	$715.6	$145.7	$32.0	$(49.5)
Depreciation and amortization	$102.7	$23.7	$6.7	$3.2	136.3
General and administrative expenses					179.6
Other operating income, net					(38.7)
Operating income					$540.0
Capital spending (excluding business combinations)	$33.3	$35.8	$9.0	$15.2	$93.3

	Six Months Ended June 30, 2021
	Refining (1)	Logistics	Retail	Corporate, Other and Eliminations	Consolidated (1)
Net revenues (excluding inter-segment fees and revenues)	$3,811.4	$122.8	$383.8	$265.7	$4,583.7
Inter-segment fees and revenues	344.4	198.6	—	(543.0)	—
Operating costs and expenses:
Cost of materials and other	3,901.6	169.9	301.2	(239.3)	4,133.4
Operating expenses (excluding depreciation and amortization presented below)	229.7	30.4	44.0	17.4	321.5
Segment contribution margin	$24.5	$121.1	$38.6	$(55.4)	128.8
Income from equity method investments	0.3	10.7	—	0.6
Segment contribution margin and income (loss) from equity method investments	$24.8	$131.8	$38.6	$(54.8)
Depreciation and amortization	$103.1	$20.7	$6.6	$4.4	134.8
General and administrative expenses					94.6
Other operating income, net					(3.0)
Operating loss					$(97.6)
Capital spending (excluding business combinations)	$118.5	$10.4	$1.3	$2.5	$132.7
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 7 for further discussion.
(2) Reflects an adjustment to net down year-to-date net revenues and cost of materials and other of approximately $362 million related to certain crude wholesale net settled transactions included in corporate, other and eliminations that occurred during the three months ended March 31, 2021, which was not reflected in the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021, as filed on our March 31, 2021 Quarterly Report on Form 10-Q on May 6, 2021. Such uncorrected adjustment, as well as the subsequent out-of-period correction reflected above, did not relate to any of our reportable segments, had no impact on segment contribution margin, consolidated contribution margin or consolidated operating loss, and are not considered material to the condensed consolidated financial statements in either period.

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Other Segment Information
Total assets by segment were as follows as of June 30, 2022 (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Total assets	$8,235.6	$1,609.3	$258.5	$(1,178.8)	$8,924.6
Less:
Inter-segment notes receivable	(1,026.8)	—	—	1,026.8	—
Inter-segment right of use lease assets	(220.4)	—	—	220.4	—
Total assets, excluding inter-segment notes receivable and right of use assets	$6,988.4	$1,609.3	$258.5	$68.4	$8,924.6

Property, plant and equipment and accumulated depreciation as of June 30, 2022 and depreciation expense by reporting segment for the three and six months ended June 30, 2022 are as follows (in millions):

	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Property, plant and equipment	$2,696.8	$1,141.8	$175.8	$92.7	$4,107.1
Less: Accumulated depreciation	(1,043.4)	(288.0)	(64.6)	(51.1)	(1,447.1)
Property, plant and equipment, net	$1,653.4	$853.8	$111.2	$41.6	$2,660.0
Depreciation expense for the three months ended June 30, 2022	$48.5	$11.8	$3.0	$1.6	$64.9
Depreciation expense for the six months ended June 30, 2022	$99.6	$22.2	$6.3	$3.2	$131.3

In accordance with Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment ("ASC 360"), Delek evaluates the realizability of property, plant and equipment as events occur that might indicate potential impairment. There were no indicators of impairment related to our property, plant and equipment as of June 30, 2022.

Note 4 - Earnings (Loss) Per Share
Basic earnings per share (or "EPS") is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) attributable to Delek, as adjusted for changes to income that would result from the assumed settlement of the dilutive equity instruments included in diluted weighted average common shares outstanding, by the diluted weighted average common shares outstanding. For all periods presented, we have outstanding various equity-based compensation awards that are considered in our diluted EPS calculation (when to do so would be dilutive), and is inclusive of awards disclosed in Note 16 to these condensed consolidated financial statements. For those instruments that are indexed to our common stock, they are generally dilutive when the market price of the underlying indexed share of common stock is in excess of the exercise price.
The following table sets forth the computation of basic and diluted earnings per share.

16 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021 (1)	2022	2021 (1)
Numerator:
Numerator for EPS
Net income (loss)	$368.6	$(48.1)	$383.4	$(110.8)
Less: Income attributed to non-controlling interest	6.8	8.6	15.0	15.9
Numerator for basic and diluted EPS attributable to Delek	$361.8	$(56.7)	$368.4	$(126.7)

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	70,805,458	73,911,582	72,014,151	73,857,975
Dilutive effect of stock-based awards	874,496	—	661,162	—
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	71,679,954	73,911,582	72,675,313	73,857,975
EPS:
Basic income (loss) per share	$5.11	$(0.77)	$5.12	$(1.72)
Diluted income (loss) per share	$5.05	$(0.77)	$5.07	$(1.72)
The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be antidilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	1,450,184	2,983,783	2,853,904	2,802,950
Antidilutive due to loss	—	659,005	—	678,426
Total antidilutive stock-based compensation	1,450,184	3,642,788	2,853,904	3,481,376

(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 7 for further discussion.

Note 5 - Delek Logistics
Delek Logistics is a publicly traded limited partnership formed by Delek in 2012 that owns and operates crude oil, refined products, and natural gas logistics and marketing assets as well as water disposal and recycling assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of June 30, 2022, we owned a 78.9% interest in Delek Logistics, consisting of 34,311,278 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets.
On June1, 2022, DKL Delaware Gathering, LLC, a subsidiary of Delek Logistics, completed the 3 Bear Acquisition related to crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin in New Mexico. The purchase price was $624.7 million, subject to customary closing adjustments. See Note 2 - Acquisitions for additional information.
On April 14, 2022, Delek Logistics filed a shelf registration statement with the SEC registering, which was declared effective on April 29th, for the potential sale, from time to time by Delek Logistics, of up to $200.0 million of common limited partner units of Delek Logistics.
On December 20, 2021, Delek commenced a program to sell up to 434,590 common limited partner units representing limited partner interests in Delek Logistics over the next three months in open market transactions conducted pursuant to Rule 144 under the Securities Act of 1933, as amended, and a Rule 10b5-1 trading plan. For the six months ended June 30, 2022, we sold 385,522 units for gross proceeds of $16.4 million or $13.6 million net of taxes, all of which was received in the first quarter.
In August 2020, Delek Logistics filed a shelf registration statement, which subsequently became effective, with the SEC for the proposed re-sale or other disposition from time to time by Delek of up to 14.0 million common limited partner units representing our limited partner interests in Delek Logistics. No units were sold under this registration as of June 30, 2022.
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

17 |

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

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$13.8	$4.3
Accounts receivable	43.9	15.4
Accounts receivable from related parties	—	—
Inventory	3.7	2.4
Other current assets	2.3	1.0
Property, plant and equipment, net	853.8	449.4
Equity method investments	248.7	250.0
Operating lease right-of-use assets	25.3	20.9
Goodwill	22.8	12.2
Intangible assets, net	376.2	153.9
Other non-current assets	18.8	25.6
Total assets	$1,609.3	$935.1
LIABILITIES AND DEFICIT
Accounts payable	$44.4	$8.2
Accounts payable to related parties	91.5	64.4
Current portion of operating lease liabilities	7.7	6.8
Accrued expenses and other current liabilities	19.4	17.4
Long-term debt	1,522.2	899.0
Asset retirement obligations	9.0	6.5
Operating lease liabilities, net of current portion	12.8	14.1
Other non-current liabilities	18.8	22.7
Deficit	(116.5)	(104.0)
Total liabilities and deficit	$1,609.3	$935.1

Note 6 - Equity Method Investments
Wink to Webster Pipeline
On February 21, 2020, we, through our wholly-owned direct subsidiary Delek Energy, entered into the W2W Holdings LLC Agreement with MPLX Operations LLC ("MPLX") (collectively, with its wholly-owned subsidiaries, the "WWP Project Financing Joint Venture" or the "WWP Project Financing JV"). The WWP Project Financing JV was created for the specific purpose of obtaining financing to fund our combined capital calls resulting from and occurring during the construction period of the pipeline system under the Wink to Webster Pipeline LLC ("WWP") Joint Venture, and to service that debt. In connection with the arrangement, both Delek Energy and MPLX contributed their respective 15% ownership interests in WWP to the WWP Project Financing JV as collateral for and in service of the related project financing. On June 2, 2022, the WWP Project Financing JV refinanced its project finance debt using the proceeds from a $535.0 million senior secured notes issuance due January 31, 2032. In connection with this notes issuance, on June 2, 2022 the WWP Project Financing JV also entered into a senior secured credit agreement that provides for revolving loan commitments in an amount of up to $75.0 million and the issuance of letters of credit in an amount of up to $44.0 million. The maturity date of the revolver and letter credit commitments is June 2, 2027. Distributions received from WWP through the WWP Project Financing JV will first be applied in service of its debt, with excess distributions being made to the members of the WWP Project Financing JV as provided for in the W2W Holdings LLC Agreement and as allowed for under its debt agreements. The obligations of the members under the W2W Holdings LLC Agreement are guaranteed by the parents of the members of the WWP Project Financing JV.
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

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company's maximum exposure to any losses incurred by HoldCo is limited to its investment. As of June 30, 2022, except for the guarantee of member obligations under the W2W Holdings LLC Agreement, the Company does not have other existing guarantees with or to HoldCo, or any third-party for work contracted with it.
As of June 30, 2022 and December 31, 2021, Delek's investment balance in WWP Project Financing Joint Venture totaled $53.5 million and $49.3 million, respectively, and is included as part of total assets in corporate, other and eliminations in our segment disclosure. In addition on the investment, we recognized income of $2.1 million and $4.2 million for the three and six months ended June 30, 2022, respectively, and a loss of $3.9 million and $4.1 million for the three and six months ended June 30, 2021, respectively.
Delek Logistics Investments
Delek Logistics has a 33% membership interest in Red River Pipeline Company LLC (“Red River”), which owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. As of June 30, 2022 and December 31, 2021, Delek's investment balance in Red River totaled $144.8 million and $144.0 million, respectively. We made no capital contributions during the six months ended June 30, 2022 and made $1.4 million in capital contributions during the six months ended June 30, 2021 based on capital calls. We recognized income on the investment totaling $4.6 million and $9.9 million for the three and six months ended June 30, 2022, respectively, and $3.7 million and $6.0 million for the three and six months ended June 30, 2021, respectively. This investment is accounted for using the equity method and is included as part of total assets in our logistics segment.
In addition to Red River, Delek Logistics has two joint ventures that own and operate logistics assets, and which serve third parties and subsidiaries of Delek. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems (the "Caddo Pipeline") and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system (the "Rio Pipeline"). As of June 30, 2022 and December 31, 2021, Delek Logistics' investment balances in these joint ventures totaled $103.9 million and $106.0 million, respectively, and were accounted for using the equity method. We recognized income on these investments totaling $2.4 million and $4.2 million for the three and six months ended June 30, 2022, respectively, and $2.9 million and $4.6 million for the three and six months ended June 30, 2021, respectively.
Other Investments
In addition to our pipeline joint ventures, we also have a 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S., as well as a 50% interest in a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in Arkansas. As of June 30, 2022 and December 31, 2021, Delek's investment balance in these joint ventures was $52.4 million and $44.8 million, respectively. We recognized income on these investments totaling $6.6 million and $8.3 million for the three and six months ended June 30, 2022, respectively, and $4.1 million and $5.1 million for the three and six months ended June 30, 2021, respectively. These investments are accounted for using the equity method and is included as part of total assets in corporate, other and eliminations in our segment disclosure.

Note 7 - Inventory
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

19 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the components of inventory for each period presented reflecting the accounting method change discussed above:

		December 31, 2021
(in millions)	June 30, 2022	As Adjusted (1)
Refinery raw materials and supplies	$768.1	$516.0
Refinery work in process	205.5	156.2
Refinery finished goods	785.9	550.6
Retail fuel	12.4	9.3
Retail merchandise	30.3	26.2
Logistics refined products	3.7	2.4
Total inventories	$1,805.9	$1,260.7
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories, as described above.

In addition, certain financial statement line items in our Condensed Consolidated Statement of Income for the three and six months ended June 30, 2021, our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2021 and our Consolidated Condensed Balance Sheet as of December 31, 2021, were retrospectively adjusted as follows:

	Three Months Ended June 30, 2021
(In millions)	As Reported (using LIFO)	Adjustment	As Adjusted (using FIFO)
Condensed Consolidated Statements of Income
Cost of materials and other	$1,995.8	$(35.2)	$1,960.6
Total cost of sales	$2,187.1	$(35.2)	$2,151.9
Loss before income tax benefit	$(118.5)	$35.2	$(83.3)
Income tax benefit	$(46.0)	$10.8	$(35.2)
Net loss	$(72.5)	$24.4	$(48.1)
Net loss attributable to Delek	$(81.1)	$24.4	$(56.7)

Net loss per share attributable to Delek
Basic	$(1.10)	$0.33	$(0.77)
Diluted	$(1.10)	$0.33	$(0.77)

	Six Months Ended June 30, 2021
(In millions)	As Reported (using LIFO)	Adjustment	As Adjusted (using FIFO)
Condensed Consolidated Statements of Income
Cost of materials and other	$4,201.3	$(67.9)	$4,133.4
Total cost of sales	$4,584.8	$(67.9)	$4,516.9
Loss before income tax benefit	$(222.2)	$67.9	$(154.3)
Income tax benefit	$(58.4)	$14.9	$(43.5)
Net loss	$(163.8)	$53.0	$(110.8)
Net loss attributable to Delek	$(179.7)	$53.0	$(126.7)

Net loss per share attributable to Delek
Basic	$(2.43)	$0.71	$(1.72)
Diluted	$(2.43)	$0.71	$(1.72)

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
(In millions)	As Reported (using LIFO)	Adjustment	As Adjusted (using FIFO)
Condensed Consolidated Balance Sheet
Inventories, net of inventory valuation reserves	$1,176.1	$84.6	$1,260.7
Total Assets	$6,728.0	$84.6	$6,812.6
Deferred tax liabilities	$196.4	$18.1	$214.5
Retained Earnings	$318.2	$66.5	$384.7
Total liabilities and stockholders' equity	$6,728.0	$84.6	$6,812.6

	Six Months Ended June 30, 2021
(In millions)	As Reported (using LIFO)	Adjustment	As Adjusted (using FIFO)
Condensed Consolidated Statements of Cash Flows
Net loss	$(163.8)	$53.0	$(110.8)
Non-cash lower of cost or market/net realizable value adjustment	$(30.1)	$30.3	$0.2
Deferred income taxes	$(52.9)	$12.1	$(40.8)
Inventories and other current assets	$(302.5)	$(85.2)	$(387.7)
Non-current assets and liabilities, net	$(6.1)	$(10.2)	$(16.3)

The following tables reflect the effect of the change in the accounting principle on the current period Condensed Consolidated Financial Statements:

	Three Months Ended June 30, 2022
(In millions)	As Computed (using LIFO)	As Reported (using FIFO)	Effect of Change
Condensed Consolidated Statements of Income
Cost of materials and other	$5,128.0	$5,082.6	$45.4
Total cost of sales	$5,379.3	$5,333.9	$45.4
(Loss) income before income tax (benefit) expense	$423.6	$469.0	$(45.4)
Income tax (benefit) expense	$89.3	$100.4	$(11.1)
Net (loss) income attributable to Delek	$327.5	$361.8	$(34.3)

Net (loss) income per share attributable to Delek
Basic	$4.63	$5.11	$(0.48)
Diluted	$4.57	$5.05	$(0.48)

	Six Months Ended June 30, 2022
(In millions)	As Computed (using LIFO)	As Reported (using FIFO)	Effect of Change
Condensed Consolidated Statements of Income
Cost of materials and other	$9,401.6	$9,235.1	$166.5
Total cost of sales	$9,855.1	$9,688.6	$166.5
(Loss) income before income tax (benefit) expense	$320.4	$486.9	$(166.5)
Income tax (benefit) expense	$68.1	$103.5	$(35.4)
Net (loss) income attributable to Delek	$237.3	$368.4	$(131.1)

Net (loss) income per share attributable to Delek
Basic	$3.30	$5.12	$(1.82)
Diluted	$3.27	$5.07	$(1.80)

21 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2022
(In millions)	As Computed (using LIFO)	As Reported (using FIFO)	Effect of Change
Condensed Consolidated Balance Sheet
Inventories, net inventory valuation reserves	$1,575.2	$1,805.9	$(230.7)
Total Assets	$8,693.9	$8,924.6	$(230.7)
Accrued expenses and other current	$902.2	$885.6	$16.6
Deferred tax liabilities	$250.6	$300.3	$(49.7)
Retained Earnings	$555.4	$753.0	$(197.6)
Total liabilities and stockholders' equity	$8,693.9	$8,924.6	$(230.7)

	Six Months Ended June 30, 2022
(In millions)	As Computed (using LIFO)	As Reported (using FIFO)	Effect of Change
Condensed Consolidated Statements of Cash Flows
Net (loss) income	$252.3	$383.4	$(131.1)
Non-cash lower of cost or market/net realizable value adjustment	$(1.4)	$(1.2)	$(0.2)
Deferred income taxes	$62.3	$93.9	$(31.6)
Inventories and other current assets	$(387.6)	$(533.9)	$146.3
Accounts payable and other current liabilities	$794.0	$777.4	$16.6

At June 30, 2022, we recorded a pre-tax inventory valuation reserve of $8.1 million due to a market price decline below our cost of certain inventory products. At December 31, 2021, we recorded a pre-tax inventory valuation reserve of $9.3 million. We recognized a net reduction (increase) in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of $(7.3) million and $1.2 million for the three and six months ended June 30, 2022, respectively, and $0.8 million and $(0.1) million for the three and six months ended June 30, 2021, respectively.

Note 8 - Crude Oil Supply and Inventory Purchase Agreement
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
Barrels subject to the Supply and Offtake Agreements are as follows (in millions):

	El Dorado	Big Spring	Krotz Springs
Baseline Volumes pursuant to the respective Supply and Offtake Agreements	2.0	0.8	1.3
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of June 30, 2022 (1)	3.2	1.2	1.3
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of December 31, 2021 (1)	3.5	1.3	1.2
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

22 |

In April 2020, we amended and restated our three Supply and Offtake Agreements to renew and extend the terms to December 30, 2022. J. Aron has the sole discretion to further extend the three Supply and Offtake Agreements to May 30, 2025 by giving notice at least 6 months prior to the current maturity date. As of June 30, 2022, J. Aron did not provide notice to further extend to May 30, 2025. As part of the April 2020 amendment, there were changes to the underlying market index, annual fee, the crude purchase fee, crude roll fees and timing of cash settlements related to periodic price adjustments (the "Periodic Price Adjustments"). The repurchase of Baseline Volumes at the end of the Supply and Offtake Agreement term (representing the "Baseline Step-Out Liability" or, collectively, the "Baseline Step-Out Liabilities") continue to be recorded at fair value under the fair value election included under ASC 815 and ASC 825. The Baseline Step-Out Liabilities have a floating component whose fair value reflects changes to commodity price risk with changes in fair value recorded in cost of materials and other and a fixed component whose fair value reflects changes to interest rate risk with changes in fair value recorded in interest expense. There was no amendment date change in fair value resulting from the modification. The Baseline Step-Out Liabilities are reflected as non-current liabilities on our condensed consolidated balance sheet to the extent that they are not contractually due within twelve months. Monthly activity resulting in over and short volumes are valued using market-indexed pricing, and are included in current liabilities (or receivables) on our condensed consolidated balance sheet.
Pursuant to the Periodic Price Adjustments provision in the Supply and Offtake Agreements, the Company may be required to pay down all or a portion of the fixed component of the Baseline Step-Out Liabilities or may receive additional proceeds depending on the change in fair value of the inventory collateral subject to a threshold at certain specified periodic pricing dates (the "Periodic Pricing Dates"), which occur on October 1st and May 1st, annually, not to extend beyond expiration of the Supply and Offtake Agreements. Additionally, at the Periodic Pricing Dates, if a Periodic Price Adjustment is triggered, the prospective pricing underlying the fixed component of the Baseline Step-Out Liabilities will be adjusted to reflect either the pay-down or the incremental proceeds, accordingly. As of June 30, 2022, the fixed component of the Baseline Step-Out Liabilities subject to the Periodic Price Adjustments amounted to approximately $72.8 million. Some portion of that amount may become due or payable if Periodic Price Adjustments are triggered on the Periodic Pricing Dates.
Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other in the consolidated statements of income. With respect to the Baseline Step-Out liabilities, we recognized gains (losses) in cost of materials and other attributable to changes in fair value due to commodity-index price totaling $58.1 million and $206.9 million during the three and six months ended June 30, 2022, respectively, and $41.8 million and $104.1 million during the three and six months ended June 30, 2021, respectively.
Net balances payable (receivable) under the Supply and Offtake Agreements were as follows as of the balance sheet dates (in millions):

	El Dorado	Big Spring	Krotz Springs	Total
Balances as of June 30, 2022:
Baseline Step-Out Liability	$261.0	$110.6	$165.8	$537.4
Revolving over/short inventory financing liability	161.1	59.3	12.7	233.1
Total Obligations Under Supply and Offtake Agreements - Current portion	$422.1	$169.9	$178.5	$770.5
Other (receivable) payable for monthly activity true-up	$(9.5)	$1.0	$14.8	$6.3

	El Dorado	Big Spring	Krotz Springs	Total
Balances as of December 31, 2021:
Baseline Step-Out Liability	$159.6	$68.4	$102.4	$330.4
Revolving over/short inventory financing liability (receivable)	120.9	41.1	(4.9)	157.1
Total Obligations Under Supply and Offtake Agreements - Current portion	$280.5	$109.5	$97.5	$487.5
Other (receivable) payable for monthly activity true-up	$(2.7)	$1.0	$7.0	$5.3

The Supply and Offtake Agreements require payments of fixed annual fees which are factored into the interest rate yield under the fair value accounting model and recorded in interest expense. Recurring cash fees paid during the periods presented were as follows (in millions):

	El Dorado	Big Spring	Krotz Springs	Total
Recurring cash fees paid during the three months ended June 30, 2022	$3.0	$1.0	$1.2	$5.2
Recurring cash fees paid during the three months ended June 30, 2021	$2.8	$0.8	$1.1	$4.7
Recurring cash fees paid during the six months ended June 30, 2022	$5.9	$2.0	$2.3	$10.2
Recurring cash fees paid during the six months ended June 30, 2021	$5.2	$1.5	$2.2	$8.9

23 |

We maintained letters of credit under the Supply and Offtake Agreements as follows (in millions):

El Dorado
Letters of credit outstanding as of June 30, 2022	$120.0
Letters of credit outstanding as of December 31, 2021	$195.0

Note 9 - Long-Term Obligations and Notes Payable
Outstanding borrowings, net of unamortized debt discounts and certain deferred financing costs, under Delek’s existing debt instruments are as follows (in millions):

	June 30, 2022	December 31, 2021
Revolving Credit Facility	$—	$—
Term Loan Credit Facility (1)	1,236.6	1,240.0
Hapoalim Term Loan (2)	8.9	29.0
Delek Logistics Credit Facility (3)	880.3	258.0
Delek Logistics 2025 Notes (4)	247.2	246.7
Delek Logistics 2028 Notes (5)	394.7	394.3
Reliant Bank Revolver	50.0	50.0
	2,817.7	2,218.0
Less: Current portion of long-term debt and notes payable	72.0	92.2
	$2,745.7	$2,125.8
(1)Net of deferred financing costs of $1.9 million and $2.2 million at June 30, 2022 and December 31, 2021, respectively and debt discount of $15.0 million and $17.8 million at June 30, 2022 and December 31, 2021, respectively.
(2)Net of deferred financing costs of $0.1 million and $0.1 million at June 30, 2022 and December 31, 2021, respectively and a nominal debt discount and $0.1 million debt discount at June 30, 2022 and December 31, 2021, respectively.
(3)Net of deferred financing costs of $0.6 million at June 30, 2022.
(4)Net of deferred financing costs of $2.1 million and $2.5 million at June 30, 2022 and December 31, 2021, respectively and debt discount of $0.7 million and $0.8 million at June 30, 2022 and December 31, 2021, respectively.
(5)Net of deferred financing costs of $5.3 million and $5.7 million at June 30, 2022 and December 31, 2021, respectively.

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

24 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Interest and Unused Line Fees
The interest rates applicable to borrowings under the Term Loan Credit Facility and the Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to either, at Delek’s option, (i) a base rate, plus an applicable margin, or (ii) a reserve-adjusted LIBOR, plus an applicable margin (or, in the case of Revolving Credit Facility borrowings denominated in Canadian dollars, the Canadian dollar bankers' acceptances rate ("CDOR"). On October 26, 2018, Delek entered into an amendment to the Term Loan Credit Facility (the “First Amendment”) to reduce the margin on certain borrowings under the Term Loan Credit Facility and incorporate certain other changes. The First Amendment decreased the applicable margins for Class A Loans under (i) Base Rate Loans by 0.25% to 1.25% and (ii) LIBOR Rate Loans by 0.25% to 2.25%, as such terms are defined in the Term Loan Credit Facility. Class B Loans incurred under the Third Incremental Term Loan bear interest at a rate that is determined, at the Company’s election, at LIBOR or at base rate, in each case, plus an applicable margin of 5.50% with respect to LIBOR borrowings and 4.50% with respect to base rate borrowings. Additionally, Class B loans that are LIBOR borrowings are subject to a minimum LIBOR rate floor of 1.00%.
The applicable margin for Revolving Credit Facility borrowings is based on Delek’s excess availability as determined by reference to a borrowing base, ranging from 0.25% to 0.75% per annum with respect to base rate borrowings and from 1.25% to 1.75% per annum with respect to LIBOR and CDOR borrowings.
In addition, the Revolving Credit Facility requires Delek to pay an unused line fee on the average amount of unused commitments thereunder in each quarter, which fee is at a rate of 0.25% or 0.375% per annum, depending on average commitment usage for such quarter. As of June 30, 2022, the unused line fee was 0.375% per annum.
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

25 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Additional Information
At June 30, 2022, the borrowing rate for base rate loans under the Revolving Credit Facility was 5.00% and there was a nominal principal amount outstanding thereunder. Additionally, there were letters of credit issued of approximately $363.9 million as of June 30, 2022 under the Revolving Credit Facility. Unused credit commitments under the Revolving Credit Facility, as of June 30, 2022, were approximately $636.1 million.
At June 30, 2022, the weighted average borrowing rate under the Term Loan Credit Facility was approximately 4.42% comprised entirely of LIBOR borrowings, and the principal amount outstanding thereunder was $1,253.5 million. As of June 30, 2022, the effective interest rate related to the Term Loan Credit Facility was 4.96%.
Delek Hapoalim Term Loan
On December 31, 2019, Delek entered into an unsecured term loan credit and guaranty agreement (the "BHI Agreement") with Bank Hapoalim B.M. ("BHI") as the administrative agent. Pursuant to the BHI Agreement, on December 31, 2019, Delek borrowed $40.0 million (the "BHI Term Loan"). The interest rate under the BHI Agreement is equal to LIBOR plus a margin of 3.00%. The BHI Agreement has a current maturity of December 31, 2022 and requires quarterly loan amortization payments of $0.1 million, commencing March 31, 2020. Proceeds may be used for general corporate purposes. On December 30, 2020 and June 28, 2021, we amended the BHI Agreement to modify one of the required quarterly financial covenant metrics; there were no other changes as a result of these amendments.
At June 30, 2022, the weighted average borrowing rate under the term loan was approximately 4.67% comprised entirely of a LIBOR borrowing and the principal amount outstanding thereunder was $9.0 million. On July 30, 2021, January 31, 2022, and June 30, 2022, we elected to voluntarily prepay $10.0 million each period in principal of the term loan. As of June 30, 2022, the effective interest rate related to the BHI Term Loan was 6.52%.
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
The Delek Logistics Credit Facility has a maturity date of September 28, 2023. Borrowings under the Delek Logistics Credit Facility bear interest at either a U.S. dollar prime rate, Canadian dollar prime rate, or recently amended term Secured Overnight Financing Rate (“Term SOFR”), or a CDOR rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin in each case and the fee payable for the unused revolving commitments vary based upon Delek Logistics' most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the Delek Logistics Credit Facility. At June 30, 2022, the weighted average borrowing rate was approximately 3.35%. Additionally, the Delek Logistics Credit Facility requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of June 30, 2022, this fee was 0.30% on an annualized basis.
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
On May 13, 2022, Delek Logistics entered into a Second Amendment to the Delek Logistics Credit Facility which, among other things, provided for the transition from a LIBOR benchmark to Term SOFR with credit spread adjustments for 1-month and 3-month Term SOFR loans and provided consent and flexibility related to the previously announced 3 Bear Acquisition with respect to certain covenants in the Delek Logistics Credit Facility.
On May 26, 2022, Delek Logistics entered into a Third Amendment to the Delek Logistics Credit Facility which, among other things,

26 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
provides for certain changes to the Delek Logistics Credit Facility in connection with the previously announced acquisition of 3 Bear in respect of pro forma calculations and certain other requirements under the Delek Logistics Credit Facility.
Further, on May 26, 2022, Delek Logistics entered into a Fourth Amendment (the “Fourth Amendment”) to the Delek Logistics Credit Facility. Among other things, the Fourth Amendment: (i) increased the U.S. Revolving Credit Commitments (as defined in the Delek Logistics Credit Facility) by an amount equal to $150.0 million, resulting in aggregate lender commitments under the Delek Logistics Credit Facility in an amount of $1.0 billion, (ii) increased the U.S. L/C Sublimit (as defined in the Delek Logistics Credit Facility) to an aggregate amount equal to $90.0 million and (iii) increased the U.S. Swing Line Sublimit (as defined in the Delek Logistics Credit) to an aggregate amount equal to $18.0 million.
As of June 30, 2022, Delek Logistics had $880.9 million of outstanding borrowings under the Delek Logistics Credit Facility, with no letters of credit in place. Unused credit commitments under the Delek Logistics Credit Facility, as of June 30, 2022, were $119.1 million.
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
All or part of the Delek Logistics 2025 Notes are currently redeemable, subject to certain conditions and limitations, at a redemption price of 101.688% of the redeemed principal for the twelve-month period beginning on May 15, 2022, and 100.00% beginning on May 15, 2023 and thereafter, plus accrued and unpaid interest, if any.
In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the Delek Logistics 2025 Notes from holders at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.
As of June 30, 2022, we had $250.0 million in outstanding principal amount under the Delek Logistics 2025 Notes, and the effective interest rate was 7.19%.
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
As of June 30, 2022, we had $400.0 million in outstanding principal amount under the Delek Logistics 2028 Notes, and the effective interest rate was 7.40%.

27 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Reliant Bank Revolver
Delek has an unsecured revolving credit agreement with Reliant Bank (the "Reliant Bank Revolver") with a maximum borrowing commitment of $50.0 million. On June 30, 2022, among other things, we amended the Reliant Bank Revolver to extend the maturity date to June 30, 2023 and change the fixed interest rate of 4.50% per annum to a variable rate loan equal to the Wall Street Journal Prime Rate plus 0.75% effective July 1, 2022. The revolving credit agreement requires us to pay a quarterly fee of 0.50% on an annualized basis on the average unused revolving commitment. As of June 30, 2022, we had $50.0 million outstanding and had no unused credit commitments under the Reliant Bank Revolver.
Restrictive Covenants
Under the terms of our Revolving Credit Facility, Term Loan Credit Facility, Delek Logistics Credit Facility, Delek Logistics 2025 Notes, Delek Logistics 2028 Notes, Reliant Bank Revolver and BHI Agreement, we are required to comply with certain usual and customary financial and non-financial covenants. The terms and conditions of the Revolving Credit Facility include periodic compliance with a springing minimum fixed charge coverage ratio financial covenant if excess availability under the revolver borrowing base is below certain thresholds, as defined in the credit agreement. The Term Loan Credit Facility does not have any financial maintenance covenants. We believe we were in compliance with all covenant requirements under each of our credit facilities as of June 30, 2022.
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

Note 10 - Derivative Instruments
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
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales ("NPNS") pursuant to ASC 815. If we elect the NPNS exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. Our Canadian crude trading operations are accounted for as derivative instruments, and the related unrealized and realized gains and losses are recognized in other operating income, net on the condensed consolidated statements of income. Additionally, as of and for the three and six months ended June 30, 2022, other forward contracts accounted for as derivatives that are specific to managing crude costs rather than for trading purposes are recognized in cost of materials and other on the accompanying condensed consolidated statements of income in our refining segment, and are included in our disclosures of commodity derivatives in the tables below.
Futures, swaps or other commodity related derivative instruments that are utilized to specifically provide economic hedges on our Canadian forward contract or investment positions are recognized in other operating income, net because that is where the related underlying transactions are reflected.

28 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As of June 30, 2022, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
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
The following table presents the fair value of our derivative instruments as of June 30, 2022 and December 31, 2021. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 11 for further information regarding the fair value of derivative instruments (in millions).

		June 30, 2022		December 31, 2021
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives(1)	Other current assets	$113.0	$(103.2)	$21.5	$—
Commodity derivatives(1)	Other current liabilities	—	(8.6)	101.5	(102.3)
Commodity derivatives(1)	Other long-term assets	0.4	—	—	—
Commodity derivatives(1)	Other long-term liabilities	—	—	6.1	(6.1)
RIN commitment contracts(2)	Other current assets	16.8	—	1.6	—
RIN commitment contracts(2)	Other current liabilities	—	(13.0)	—	(0.7)
Total gross fair value of derivatives		$130.2	$(124.8)	$130.7	$(109.1)
Less: Counterparty netting and cash collateral(3)		(36.9)	103.2	107.1	(82.4)
Total net fair value of derivatives		$167.1	$(228.0)	$23.6	$(26.7)
(1)As of June 30, 2022 and December 31, 2021, we had open derivative positions representing 112,028,194 and 182,525,893 barrels, respectively, of crude oil and refined petroleum products. There were no open positions designated as cash flow hedging instruments as of June 30, 2022 and December 31, 2021. Additionally, as of December 31, 2021, we had open derivative positions representing and 1,320,000 MMBTU of natural gas products.
(2)As of June 30, 2022 and December 31, 2021, we had open RINs commitment contracts representing 117,750,000 and 16,325,000 RINs, respectively.
(3)As of June 30, 2022 and December 31, 2021, $66.3 million and $(24.7) million, respectively, of cash collateral (obligation) held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our non-trading commodity derivatives and RINs commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Losses) gains on hedging derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$(34.4)	$22.2	$(105.8)	$79.6
(Losses) gains on non-trading physical forward contract commodity derivatives in cost of materials and other	8.2	(4.4)	4.8	(5.5)
(Losses) gains on hedging derivatives not designated as hedging instruments recognized in operating expenses	(1.7)	—	(1.7)	—
Realized gains reclassified out of accumulated other comprehensive income and into cost of materials and other on commodity derivatives designated as cash flow hedging instruments	—	—	—	0.2
Total (losses) gains	$(27.9)	$17.8	$(102.7)	$74.3
(1)     Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $66.1 million and $(4.6) million for the three and six months ended June 30, 2022, respectively, and $(21.2) million and $(9.4) million for the three and six months ended June 30, 2021, respectively.

29 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The effect of cash flow hedge accounting on the condensed consolidated statements of income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gain (loss) on cash flow hedging relationships recognized in cost of materials and other:
Commodity contracts:
Hedged items	$—	$—	$—	$(0.2)
Derivative designated as hedging instruments	—	—	—	0.2
Total	$—	$—	$—	$—

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2022 or 2021. There were no gains (losses), net of tax, on settled commodity contracts during the three and six months ended June 30, 2022 and $0.2 million during the six months ended June 30, 2021, respectively, which were reclassified into cost of materials and other in the condensed consolidated statements of income. As of June 30, 2022, we estimate that no amount of deferred gains related to commodity cash flow hedges will be reclassified into cost of materials and other over the next 12 months as a result of hedged transactions that are forecasted to occur.
Total (losses) gains on our trading derivatives (none of which were designated as hedging instruments) recorded in other operating income, net on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Trading Physical Forward Contract Commodity Derivatives
Realized gains (losses)	$2.9	$2.5	$20.9	$2.1
Unrealized losses	0.1	0.8	(0.3)	0.4
Total	$3.0	$3.3	$20.6	$2.5

Trading Hedging Commodity Derivatives
Realized gains (losses)	$(3.0)	$(4.6)	$11.9	$(5.0)
Unrealized gains (losses)	0.6	0.1	(16.5)	(0.5)
Total	$(2.4)	$(4.5)	$(4.6)	$(5.5)

Note 11 - Fair Value Measurements
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
Our RINs commitment contracts are future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our Consolidated Net RINs Obligation (as defined in our accounting policies in Note 2 to the audited consolidated financial statements included in Item. 8 Financial Statements and Supplementary Data, of our December 31, 2021 Annual Report on Form 10-K). These RINs commitment contracts (which are forward contracts accounted for as derivatives – see Note 10) are categorized as Level 2, and are measured at fair value based on quoted prices from an independent pricing service.
Our environmental credits obligation surplus or deficit includes the Consolidated Net RINs Obligation surplus or deficit, as well as other environmental credit obligation surplus or deficit positions subject to fair value accounting pursuant to our accounting policy). The environmental credits obligation surplus or deficit is categorized as Level 2, if measured at fair value either directly through observable

30 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
inputs or indirectly through market-corroborated inputs, and gains (losses) related to changes in fair value are recorded as a component of cost of materials and other in the consolidated statements of income. With respect to our Consolidated Net RINs Obligation surplus or deficit, we recognized gains (losses) on changes in fair value totaling $(39.8) million and $(41.0) million for three and six months ended June 30, 2022, respectively, and $(49.8) million and $(104.9) million for three and six months ended June 30, 2021, respectively, primarily attributable to changes in the market prices of the underlying credits that occurred at the end of each quarter including changes in volume requirements related to the 2020, 2021 and 2022 RINs Obligation to reflect the June 2022 EPA finalized volume requirements.
As of and for the six months ended June 30, 2022 and 2021, we elected to account for our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. With respect to the amended and restated Supply and Offtake Agreements, such amendments being effective April 2020 for all the agreements, we apply fair value measurement as follows: (1) we determine fair value for our amended variable step-out liability based on changes in fair value related to market volatility based on a floating commodity-index price, and for our amended fixed step-out liability based on changes to interest rates and the timing and amount of expected future cash settlements where such obligation is categorized as Level 2 Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other, and changes in fair value due to interest rate risk are recorded as a component of interest expense in the condensed consolidated statements of income; and (2) we determine fair value of the commodity-indexed revolving over/short inventory financing liability based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2 and is presented in the current portion of the Obligation under Supply and Offtake Agreements on our condensed consolidated balance sheets. Gains (losses) related to the change in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income.
For all other financial instruments, the fair value approximates the historical or amortized cost basis comprising our carrying value and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$113.4	$—	$113.4
Commodity investments	16.1	—	—	16.1
RINs commitment contracts	—	16.8	—	16.8
Total assets	16.1	130.2	—	146.3
Liabilities
Commodity derivatives	—	(111.8)	—	(111.8)
RINs commitment contracts	—	(13.0)	—	(13.0)
Environmental credits obligation deficit	—	(203.9)	—	(203.9)
J. Aron supply and offtake obligations	—	(770.5)	—	(770.5)
Total liabilities	—	(1,099.2)	—	(1,099.2)
Net liabilities	$16.1	$(969.0)	$—	$(952.9)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$129.1	$—	$129.1
RINs commitment contracts	—	1.6	—	1.6
Total assets	—	130.7	—	130.7
Liabilities
Commodity derivatives	—	(108.4)	—	(108.4)
RINs commitment contracts	—	(0.7)	—	(0.7)
Environmental credits obligation deficit	—	(172.2)	—	(172.2)
J. Aron supply and offtake obligations	—	(487.5)	—	(487.5)
Total liabilities	—	(768.8)	—	(768.8)
Net liabilities	$—	$(638.1)	$—	$(638.1)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts

31 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of June 30, 2022 and December 31, 2021, $66.3 million and $(24.7) million, respectively, of cash collateral (obligation) was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 10 for further information regarding derivative instruments.
Non-Recurring Fair Value Measurements
The 3 Bear Acquisition was accounted for as a business combination using the acquisition method of accounting, with the assets acquired and liabilities assumed at their respective acquisition date fair values at the closing date. The fair value measurements were based on a combination of valuation methods including discounted cash flows, the market approach and obsolescence adjusted replacement costs, all of which are Level 3 inputs.

Note 12 - Commitments and Contingencies
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
One of our Alon subsidiaries was the defendant in a legal action related to an easement dispute arising from a purchase of property that occurred in October 2013. In June 2019, the court found in favor of the plaintiffs and assessed damages against such subsidiary, which were reduced in the fourth quarter of 2019 to $6.4 million. Such amount is included as of June 30, 2022 and December 31, 2021 in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet. The matter was appealed and has been remanded to the district court regarding jurisdictional issues.
On June 19, 2017, the Arkansas Teacher Retirement System filed a lawsuit in the Delaware Court of Chancery (Arkansas Teacher Retirement System v. Alon USA Energy, Inc., et al., Case No. 2017-0453), asserting claims for breach of fiduciary duty in connection with the business combination of Delek US Holdings, Inc. and Alon USA Energy, Inc. Following a mediation, the parties to the litigation agreed to a settlement and release of all claims of the plaintiff class in exchange for the defendants' agreement to pay $44.8 million into a settlement fund, of which our insurance carriers agreed to fund approximately $42.5 million under the applicable insurance policies and pursuant to varying limits and limitations. The settlement, in which the Company and other defendants expressly deny all assertions of wrongdoing or fault, was approved by the Court on October 29, 2021. In addition to the $2.3 million of the settlement that was not covered by insurance, we accrued $4.2 million of estimated unpaid and remaining legal fees. As of June 30, 2022 the remaining unpaid balance is $0.2 million, and is included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet.
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

32 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As of June 30, 2022, we have recorded an environmental liability of approximately $115.4 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $2.7 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
Included in our environmental liabilities as of both June 30, 2022 and December 31, 2021 is a liability totaling $78.5 million related to a property that we historically operated as an asphalt and marine fuel terminal both as an owner and, subsequently, as a lessee under an in-substance lease agreement (the “License Agreement”). The License Agreement, which provided us the license to continue operating our asphalt and marine fuel terminal operations on the property for a term of ten years and expired in June 2020, also ascribed a contractual noncontingent indemnification guarantee to certain of our wholly-owned subsidiaries related to certain incremental environmental remediation activities, predicated on the completion of certain property development activities ascribed to the lessor. Our combined liability, comprised of our environmental liability plus the estimated fair value of the noncontingent guarantee liability, was recorded when Delek acquired the outstanding common stock of Alon, effective July 1, 2017 ("Delek/Alon Merger"). While the License Agreement expired in June 2020, it is currently being disputed in litigation where we have determined that no loss accrual is necessary and that the amount of incremental loss that is reasonably possible is immaterial as of June 30, 2022. Such ongoing dispute causes sufficient uncertainty around the release of risk and the appropriate joint and several liability allocations thereunder that we cannot currently determine a more reasonable estimate of the potential total contingent liability that is probable, nor do we have sufficient information to better estimate the fair value of any remaining noncontingent guarantee liability. As such, as of June 30, 2022 and December 31, 2021, except for accretion and expenditures, our combined environmental liability related to the terminal and property remained unchanged.
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
In June 2022, the EPA finalized volumes for compliance years 2020, 2021 and 2022 under the RFS program (as defined in our accounting policies in Note 2 to the audited consolidated financial statements included in Item. 8 Financial Statements and Supplementary Data, of our December 31, 2021 Annual Report on Form 10-K), announced supplemental volume obligations for compliance years 2022 and 2023 and established new provisions of the RFS which addressed bio-intermediates. Additionally, the EPA denied the petitions for small refinery exemptions for prior period compliance years.
Other Losses and Contingencies
Delek maintains property damage insurance policies which have varying deductibles. Delek also maintains business interruption insurance policies, with varying coverage limits and waiting periods. Covered losses in excess of the deductible and outside of the waiting period will be recoverable under the property and business interruption insurance policies.
El Dorado Refinery Fire
On February 27, 2021, our El Dorado refinery experienced a fire in its Penex unit. Contrary to initial assessments, and despite occurring during the early stages of turnaround activity, the facility did suffer operational disruptions as a result of the fire. During the six months ended June 30, 2021, we incurred workers' compensation losses of $3.8 million associated with the fire, which is included in operating expenses in the accompanying condensed consolidated statements of income. Additionally, we recognized accelerated depreciation of

33 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
$1.0 million in the six months ended June 30, 2021 due to property damaged in the fire, which was recovered during 2021. No expense was recorded related to the El Dorado refinery fire during the three and six months ended June 30, 2022. We continue to incur repair costs that may be recoverable under property and casualty insurance policies. In addition, during the three and six months ended June 30, 2022, we recognized a gain of $3.3 million and $7.6 million, respectively, related to business interruption claims. Such gain is included in other operating income in the consolidated statements of income. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and may result in the future recognition of insurance recoveries.
Winter Storm Uri
During February 2021, the Company experienced a severe weather event ("Winter Storm Uri") which temporarily impacted operations at all of our refineries. Due to the extreme freezing conditions, we experienced reduced throughputs at our refineries as there was a disruption in the crude supply, as well as damages to various units at our refineries requiring additional operating and capital expenditures. We recognized additional operating expenses in the amount of $6.1 million and $15.9 million in the three and six months ended June 30, 2021 due to property damaged in the freeze, which was recovered during 2021. No expense was recorded related to the Winter Storm Uri during the three and six months ended June 30, 2022. An additional $0.1 million was recognized as a gain in excess of losses during the six months ended June 30, 2022. We continue to incur repair costs that may be recoverable under property and casualty insurance policies. In addition, during the three and six months ended June 30, 2022, we recognized a gain of $5.3 million and $11.0 million, respectively, related to business interruption claims. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and is expected to result in additional future recognition of insurance recoveries.
Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets. There were no material releases that occurred during the six months ended June 30, 2022. For other releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. We expect regulatory closure in 2022 for the release sites that have not yet received it and do not anticipate material costs associated with any fines or penalties or to complete activities that may be needed to achieve regulatory closure. Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our condensed consolidated statements of income.
Letters of Credit
As of June 30, 2022, we had in place letters of credit totaling approximately $363.9 million with various financial institutions securing obligations primarily with respect to our commodity transactions for the refining segment and certain of our insurance programs. There were no amounts drawn by beneficiaries of these letters of credit at June 30, 2022.

Note 13 - Income Taxes
Under ASC 740 we used an estimated annual tax rate to record income taxes for the three and six months ended June 30, 2022 and June 30, 2021. Our effective tax rate was 21.4% and 21.3% for the three and six months ended June 30, 2022, respectively, and 42.3% and 28.2% for the three and six months ended June 30, 2021, respectively. The difference between the effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was primarily due to the impact of credits and permanent differences on the tax rate due to changes in pre-tax income and changes in the second quarter estimated annual effective tax rate applied to year-to-date loss for the six months ended June 30, 2021.
Note 14 - Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 6). Transactions with our related parties were as follows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues (1)	$27.2	$19.2	$43.9	$29.6
Cost of materials and other (2)	$23.7	$9.9	$47.1	$25.0
(1)Consists primarily of asphalt sales which are recorded in corporate, other and eliminations segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

34 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 15 - Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	June 30, 2022	December 31, 2021
Short-term derivative assets (see Note 10)	$92.9	$23.6
Prepaid expenses	62.0	44.9
Investment commodities	16.1	45.0
Income and other tax receivables	1.6	3.6
Other	14.9	8.9
Total	$187.5	$126.0

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	June 30, 2022	December 31, 2021
Product financing agreements	$258.5	$249.6
Consolidated Net RINs Obligation deficit (see Note 11)	203.9	172.2
Income and other taxes payable	151.8	124.8
Crude purchase liabilities	101.7	107.4
Employee costs	96.9	44.4
Short-term derivative liabilities (see Note 10)	21.6	26.8
Deferred revenue	8.0	44.6
Other	43.2	28.0
Total	$885.6	$797.8

Note 16 - Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 and Alon USA Energy, Inc. 2005 Long-Term Incentive Plans (collectively, the "Incentive Plans")
On May 3, 2022, the Company's stockholders approved an amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan that increased the number of shares of common stock available for issuance under this plan by 760,000 shares to 14,995,000 shares; no awards will be made under this plan after May 5, 2026. Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $6.7 million and $11.8 million for the three and six months ended June 30, 2022, respectively, and $5.7 million and $10.1 million for the three and six months ended June 30, 2021, respectively. These amounts are included in general and administrative expenses and operating expenses in the accompanying condensed consolidated statements of income. As of June 30, 2022, there was $55.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.6 years.
We issued net shares of common stock of 289,971 and 335,771 as a result of exercised or vested equity-based awards during the three and six months ended June 30, 2022, respectively, and 186,937 and 280,793 for the three and six months ended June 30, 2021, respectively. These amounts are net of 250,334 and 268,163 shares withheld to satisfy employee tax obligations related to the exercises and vesting during the three and six months ended June 30, 2022, respectively, and 88,478 and 147,329 shares during the three and six months ended June 30, 2021, respectively.
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

35 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Delek US Holdings, Inc. Employee Stock Purchase Plan
On June 2, 2021, the Company's board of directors adopted the Delek US Holdings, Inc. Employee Stock Purchase Plan (the "ESPP"). The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the U.S. Internal Revenue Code of 1986. The Company authorized the issuance of 2,000,000 shares of common stock under the ESPP. On each purchase date, eligible employees (as defined in the ESPP) can purchase the Company's stock at a price per share equal to 90.0% of the closing price of the Company's common stock on the exercise date, but no less than par value. There are four offering periods of three months during each fiscal year, beginning each January 1st, April 1st, July 1st, and October 1st. No shares of common stock were issued under the ESPP as of June 30, 2022. Implementation of the plan became effective June 1, 2022.
Note 17 - Shareholders' Equity
Dividends
On June 21, 2022, Delek announced that its Board of Directors declared a special cash dividend on its common stock of $0.20 per share payable to all shareholders of record of the Company’s common stock as of the close of business on July 12, 2022. The payment date for the special dividend was July 20, 2022.

On August 1, 2022, our Board of Directors voted to declare a quarterly cash dividend of $0.20 per share of our common stock, payable on September 6, 2022 to shareholders of record on August 22, 2022.
Stock Repurchase Program
On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases are made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. In the second quarter of 2020, we elected to suspend the share repurchase program. No repurchases of our common stock were made in the three and six months ended June 30, 2022 or 2021. As of June 30, 2022, there was $229.7 million of authorization remaining under Delek's aggregate stock repurchase program.
On August 1, 2022, the Board of Directors approved an approximately $170.0 million increase in its share repurchase authorization, bringing the total amount available for repurchases under current authorizations to $400.0 million.
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

36 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
rent or sublease certain real estate and equipment to third parties. Our sublease portfolio consists primarily of operating leases within our retail stores and crude storage equipment.
As of June 30, 2022, $23.6 million of our net property, plant, and equipment balance is subject to an operating lease. This agreement does not include options for the lessee to purchase our leasing equipment, nor does it include any material residual value guarantees or material restrictive covenants. The agreement includes a one-year renewal option and certain variable payment based on usage.
The following table presents additional information related to our operating leases in accordance ASC 842, Leases ("ASC 842"):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Lease Cost
Operating lease costs (1)	$18.5	$17.8	$35.9	$35.5
Short-term lease costs (2)	8.6	11.0	17.3	20.5
Sublease income	—	(1.9)	(0.1)	(3.8)
Net lease costs	$27.1	$26.9	$53.1	$52.2
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$(18.5)	$(17.9)	$(35.9)	$(36.2)
Leased assets obtained in exchange for new operating lease liabilities	$9.8	$6.8	$11.3	$14.2
Leased assets obtained in exchange for new financing lease liabilities	$—	$0.2	$—	$12.4

			June 30, 2022	June 30, 2021
Weighted-average remaining lease term (years) operating leases			4.4	4.9
Weighted-average remaining lease term (years) financing leases			6.4	7.5
Weighted-average discount rate operating leases (3)			6.0%	6.4%
Weighted-average discount rate financing leases (3)			3.3%	3.3%
(1) Includes an immaterial amount of financing lease cost.
(2) Includes an immaterial amount of variable lease cost.
(3) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

37 |

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements that refer to the acquisition of 3 Bear Delaware Holding – NM, LLC (the “3 Bear Acquisition”), including any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the outbreak of COVID-19 and its development into a pandemic in early 2020 (the "COVID-19 Pandemic" or the "Pandemic") and its impact on oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning possible future results of operations, business and growth strategies, including as the same may be impacted by the attack on Ukraine by Russia in February 2022 (the "Russia-Ukraine War"), financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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

38 |

Management's Discussion and Analysis

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
•changes in our ability to pay dividends;
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
Business and Economic Environment Overview
During the second quarter 2022, the domestic oil and gas industry benefited from unprecedented conditions, including continued post-Pandemic demand exacerbated by global supply constraints, which led to an extraordinary crack spread environment. Crude oil supply constraints have persisted for a variety of reasons, including the continued effects from Pandemic-related refinery closures as well as the continuing impact of sanctions on Russian oil exports and transportation as a result of the ongoing Russia-Ukraine War. These conditions have coalesced into an environment producing second quarter 2022 increases in our average benchmark crack spreads ranging from 152.3% to 274.1% compared to the second quarter of 2021, and increases ranging from 560.1% to 1,684.1% compared to the Pandemic low in the second quarter of 2020. At the same time, supply chain constraints continue across industries, attributable to labor and driver shortages as well as lingering international trade tensions. These and other factors have triggered an inflationary environment, resulting in a 9.1% year-over-year increase in the Consumer Price Index for All Urban Consumers as of June 30, 2022, as well as significant increases across virtually every category (including food, utilities and motor fuel), with fuel oil and other fuels showing the largest twelve-month increase as of June 30, 2022 of 70.4% and motor fuel showing the second largest increase of 60.2%. To combat the inflationary environment, the Federal Reserve has raised interest rates 225 bps since January 2022, representing a 900% increase over the 0.25% fed funds rate which held steady for all of 2021. The stock market volatility is reflective of the stressed economic environment as well, with the S&P 500 and the Dow Industrial Average falling by 11.9% and 10.3%. respectively, compared to June 30, 2022. For the broader market, debt and equity are generally expensive, while stock buy-backs may be at a bargain, while for the energy sector, there have been pockets of opportunity thanks to the strong energy-specific economics.
This environment provides unique opportunities for those midstream and downstream companies that have successfully weathered the Pandemic. If downstream companies can avoid outages and maximize utilization, they are well positioned to capitalize on the record-setting or near-record crack spreads. Additionally, midstream companies, many of which have built-in recessionary protections as a result of minimum volume commitments on throughput and dedicated acreage agreements, are positioned to run barrels through logistics assets at higher utilization than the minimums during this period. Because of this favorability, well-positioned midstream and downstream players can potentially take advantage of capital markets when the timing is right. Likewise, strategic acquisitions in midstream can be particularly favorable, because of that built-in recessionary protection.
Thanks to our diligent efforts to manage capital and liquidity and preserve our assets during the Pandemic, we were well-positioned coming into the second quarter 2022 to take advantage of the favorable economic environment. From a refining perspective, as a result of

39 |

Management's Discussion and Analysis

expansive and targeted surgical strike turnaround activities we conducted over the last couple of years, we made the strategic decision to run our refineries at or near capacity to take advantage of the tremendous crack spread environment. As a result, we saw our utilization increase from 88.5% in the second quarter of 2021 to a record high of 97.6% in the second quarter of 2022, Additionally, in our midstream business, we successfully closed on an acquisition that expands our gathering footprint into the Delaware sub-basin of the Permian, and expanded our product offering to include natural gas gathering and processing as well as wastewater processing and disposal. This acquisition not only diversifies our logistics customer base to include significantly more third-party customers, it allows us to provide comprehensive logistics services in the Delaware Basin, while also serving as a funnel into our existing midstream Permian activities. While the impact on the second quarter is not significant (as a result of the Acquisition closing in June), we expect that the acquisition itself will be immediately accretive, delivering incremental contribution margin and cash flows attributable to existing long-term dedicated acreage agreements as well as some contracts with minimum volume commitments. Additionally, the Delaware sub-basin is one of the most prolific drilling locations in the U.S., providing us significant opportunity for expanded gathering and processing as the producers ramp up production.
As a result of all these efforts, our revenues increased 173.0% to $6.0 billion during the second quarter 2022 compared to the second quarter 2021, while net income attributable to Delek increased $418.5 million. On a year-to-date basis, much of the same macroeconomic favorability was applicable when comparing our results to the prior year period, and we were able to capitalize on those conditions in much the same way – namely, through higher utilization rates at our refineries. Further impacting our year-over-year improvement in year-to-date results was the impact on the prior year period of outages related to turnaround activities, a fire at our El Dorado refinery and the effects of the February 2021 severe weather event ("Winter Storm Uri"). All of these factors led to an increase in our refining utilization rates from an average of 73.0% for the six months ended June 30, 2021 to 93.9% for the six months ended June 30, 2022, and increases to revenue and net income of $5.9 billion and $495.1 million, respectively. Additionally, cash flows from operations increased 334.3% to $585.9 million for the six months ended June 30, 2022, compared to $134.9 million for the six months ended June 30, 2021, despite higher interest costs which were attributable to a combination of higher variable interest rates on certain of our credit facilities as well as incremental interest on borrowings used to fund the 3 Bear Acquisition. As a result of these strong cash flows, we were able to declare both a special dividend and reinstate the quarterly dividend, as well as obtain board approval to increase our share repurchase authorization, both of which are indicative of our continued commitment to return value to shareholders.
See further discussion on macroeconomic factors and market trends, including the impact on 2021 and the outlook for 2022, in the ‘Market Trends’ section below. See also the ‘Results of Operations’ section below for further discussion.

Refining Overview
The refining segment (or "Refining") processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day as of June 30, 2022. A high-level summary of the refinery activities is presented below:

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

(1)     While the El Dorado refinery has a total nameplate capacity of 80,000 bpd, El Dorado refinery’s output generally does not exceed 75,000, which is the maximum output for the small refinery exemption under the Environmental Protection Agency's ("EPA") Renewable Fuel Standards..
(2)     While there is variability in the crude slate and the product output at the El Dorado refinery, we compare our per barrel refined product margin to the U.S. Gulf Coast ("Gulf Coast") 5-3-2 crack spread because we believe it to be the most closely aligned benchmark.
(3)     Our Big Spring refinery is capable of processing substantial volumes of sour crude oil and/or substantial volumes of sweet crude oil, and therefore the West Texas Intermediate ("WTI") Cushing/ West Texas Sour ("WTS") price differential, taking into account differences in production yield, is an important measure for helping us make strategic, market-respondent production decisions.
(4)     The Krotz Springs refinery has the capability to process substantial volumes of light sweet crude oil to produce a high percentage of refined light products.

Our refining segment also owns and operates three biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas, and New Albany, Mississippi.

40 |

Management's Discussion and Analysis

Logistics Overview
Our logistics segment (or "Logistics") gathers, transports and stores crude oil and natural gas, markets, distributes, transports and stores refined products and disposes and recycles water in select regions of the southeastern United States, the Delaware Basin in New Mexico and West Texas for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), where we owned an 78.9% interest in Delek Logistics at June 30, 2022. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's pipelines and transportation business owns or leases capacity on approximately 400 miles of crude oil transportation pipelines, approximately 450 miles of refined product pipelines, and an approximately 900-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 10.2 million barrels of active shell capacity. It also owns and operates ten light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 264 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.
In addition, effective with the 3 Bear Acquisition, June 1, 2022, Delek's logistics segment now includes 3 Bear's operations of crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin in New Mexico. The asset base includes approximately 485 miles of pipelines, 88 million cubic feet ("MMCf") per day ("MMCf/d") of cryogenic natural gas processing capacity, 140 thousand barrels ("MBbl") per day ("MBbl/d") of crude gathering capacity, 120 MBbl of crude storage capacity and 200 MBbl/d of water disposal capacity. (See further discussion in Note 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Retail Overview
Our retail segment (or "Retail") at June 30, 2022 includes the operations of 248 owned and leased convenience store sites located primarily in West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline and diesel under the DK or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money grams to the public, primarily under the 7-Eleven and DK or Alon brand names pursuant to a license agreement with 7-Eleven, Inc. In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination and subsequent amendments require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the termination. As of June 30, 2022, we have removed the 7-Eleven brand name at 55 of our store locations. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information.
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

41 |

Management's Discussion and Analysis

Strategic Update
Our Framework: Long-Term Sustainability
The emphasis on environmental responsibility and long-term economic and environmental sustainability is accelerating, with increased demand for transparency evolving out of the Environmental, Social and Governance ("ESG") movement. As we evaluate our current ESG positioning in the market, we also must integrate a broader sustainability view to all of our activities, both operational and strategic. For these reasons, we have developed a Long-Term Sustainability Framework, which will help us to formulate our strategic objectives and initiatives.
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

42 |

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
Improving Consistency and Transparency by Conforming Refining Inventory Accounting Methodology:
As of January 1, 2022, we changed our method for accounting for inventory held at the Tyler Refinery to the first-in, first-out ("FIFO") cost method from the last-in, first-out ("LIFO") cost method. This change in accounting method will conform the Company’s refining inventory to a single method of accounting, and will eliminate the inherent volatility in the LIFO valuation of inventory attributable to increments and decrements in historical LIFO layers, which can impact comparability between periods as well as to market conditions and crack spreads. For these reasons, we expect that the newly adopted accounting principle will improve financial reporting by providing better consistency, better transparency, and recognition that better reflects the physical flow of inventory and more accurately reflects the current value of inventory. The effects of this change have been retrospectively applied to all periods presented with a cumulative effect adjustment reflected in the January 1, 2021 beginning retained earnings. (See further discussion in Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Focused Objective: Balancing Risk and Reward
As we continue to grow, we want to cultivate a healthy appetite for risk. That means, when we make decisions, we plan to identify those risks that come with the greatest potential for success, and pursue them with care.
Increasing Shareholder Value through Payment of Dividends:
On June 21, 2022, our Board of Directors voted to declare a special cash dividend of $0.20 per share of our common stock, which was paid on July 20, 2022 to shareholders of record on July 12, 2022. On August 1, 2022, our Board of Directors voted to declare a quarterly cash dividend of $0.20 per share of our common stock, payable on September 6, 2022 to shareholders of record on August 22, 2022.

Increasing Shareholder Value through Increase of Share Repurchase Program:
On August 1, 2022, our Board of Directors approved an approximately $170.0 million increase in its share repurchase authorization, bringing the total amount available for repurchases under current authorizations to $400.0 million. We expect to repurchase approximately $25 to $35 million of stock in the third quarter 2022.

Increasing Flexibility through Debt Amendments:
On May 26, 2022, Delek Logistics entered into a Third Amendment to the Delek Logistics Credit Facility which, among other things, provides for certain changes to the Delek Logistics Credit Facility in connection with the 3 Bear Acquisition in respect of pro forma calculations and certain other requirements. Further, on May 26, 2022, Delek Logistics entered into a Fourth Amendment (the “Fourth Amendment”) to the Delek Logistics Credit Facility. Among other things, the Fourth Amendment: (i) increased the U.S. Revolving Credit Commitments (as defined in the Delek Logistics Credit Facility) by an amount equal to $150.0 million, for an aggregate amount of $1.0 billion, (ii) increased the U.S. L/C Sublimit (as defined in the Delek Logistics Credit Facility) to an aggregate amount equal to $90.0 million and (iii) increased the U.S. Swing Line Sublimit (as defined in the Delek Logistics Credit) to an aggregate amount equal to $18.0 million. The exercise of the accordion feature gave Delek Logistics the flexibility to utilize borrowings under the Delek Logistics Credit Facility to help fund the acquisition of 3 Bear while continuing to maintain sufficient availability to continue to effectively manage working capital needs and liquidity risk, and to evaluate longer term capitalization strategies.

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

Focus on Leadership Succession Planning:
On June 9, 2022, Avigal Soreq was appointed the President and Chief Executive Officer ("CEO") and as a member of the Board of Directors (the "Board") under a previously announced CEO succession plan. Ezra Uzi Yemin, the Company’s previous President and CEO, was appointed as the Executive Chairman of the Board. Mr. Soreq was previously the Chief Executive Officer of El Al Israel Airlines, the national airline of Israel, since January 2021. Prior to that, he served as a member of the Company’s executive management team, including as the Chief Operating Officer from March 2020 until January 2021, its Chief Commercial Officer from November 2016 until March 2020, an Executive Vice President from August 2015 until January 2021, and a Vice President from 2012 until 2015. In addition, Mr. Soreq served as an Executive Vice President of Delek Logistics GP, LLC from 2015 until 2021, and as its Vice President from 2012 until 2015. Delek also announced on March 27, 2022, that Leonardo Moreno, a highly experienced executive in the global renewable energy and technology sector, has been appointed director to the Board. With these appointments of Messrs. Soreq and Moreno, the Board has been expanded to comprise nine directors, seven of whom are independent and three of whom are diverse, fulfilling the Company’s objective of at least 30% of the Board comprising diverse members by 2022.

43 |

Management's Discussion and Analysis

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
Completed Strategic Midstream Acquisition:
On June 1, 2022, DKL Delaware Gathering, LLC, a subsidiary of Delek Logistics, completed the acquisition of 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC (“3 Bear”) from 3 Bear Energy – New Mexico LLC (the “Seller”), related to Seller’s crude oil and gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin in New Mexico. The purchase price for 3Bear was $624.7 million, subject to customary adjustments, and was financed through a combination of cash on hand and borrowings under Delek Logistics' existing credit agreement. (See further discussion in Note 2 and Note 8 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). This acquisition provides us the opportunity to significantly expand our third-party midstream contribution margin within our logistics segment.

44 |

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
During the second quarter of 2022, the domestic oil and gas industry benefited from unprecedented conditions, including continued post-Pandemic demand exacerbated by global supply constraints, which led to record crack spreads. Average gasoline (CBOB) prices increased by 71.2% to $3.40 in the second quarter 2022 compared to the second quarter 2021, while the average 5-3-2 ULSD crack spread has increased 163.3% to $44.03 from $16.72 in the second quarter 2022 compared to the second quarter 2021.
Market Outlook for the Remainder of 2022
As we look to the remainder of the year, commodity markets are predicting a decline in demand as consumer purchasing continues to be eroded by inflation combined with the expectation that the federal reserve may continue to raise interest rates in response. Such conditions could spell the declaration of an official recession, which may upend markets in unexpected ways and make capital more difficult to come by. However, due to years of global underinvestment in oil production and the possibility of continued sanctions on Russia, demand for oil and related commodity prices may continue to be strong, sitting at or near the higher end of the life-cycle. That said, domestic regulatory intervention could put pressure on profits of oil companies and may have unanticipated effects on the commodities markets as well as the capital markets. For these reasons, we continue to position the Company to run at or near our nameplate capacity to take advantage of favorable pricing environments while working to integrate our new acquisition and leverage the new logistics lines of business to our advantage, always with an eye towards the One Delek vision and long-term operational sustainability. Additionally, we will continue to balance the cost of debt and cost of equity while continuing to exercise a longer term sustainable view of capital allocation.
From a geographic positioning perspective, absent government intervention, industry analysts expect the Brent, a global benchmark crude, to WTI differential to continue to be favorable for domestic exports throughout 2022, including the U.S. Gulf Coast region. Furthermore, while the likelihood of a favorable Midland-Cushing differential is constrained by overbuilt pipeline capacity, significant export developments and other factors could quickly shift differentials to be more favorable to our Permian-heavy positioning. We currently employ commercial strategies to minimize differential risk associated with our concentrated gathering activities in the Permian Basin, but we are well-positioned to capitalize on a favorable shift in Midland WTI pricing compared to other benchmark crudes, including Cushing WTI.
Despite the tremendous market environment during the second quarter of 2022, the costs of RINs regulatory compliance continues to negatively impact our ability to capture crack spreads compared to other, larger refiners. In June 2022, the EPA finalized volumes for compliance years 2020, 2021 and 2022 under the RFS program (as defined in our accounting policies in Note 2 to the audited consolidated financial statements included in Item. 8 Financial Statements and Supplementary Data, of our December 31, 2021 Annual Report on Form 10-K), announced supplemental volume obligations for compliance years 2022 and 2023 and established new provisions of the RFS which addressed bio-intermediates. Additionally, the EPA denied the petitions for small refinery exemptions ("SREs") for prior period compliance years based on the arguably inaccurate presumption that small refineries are not unduly burdened by the cost of RINs, which resulted in the denial of our pending 2019 and 2020 SRE applications. In April 2022, the EPA also overturned the previously granted 2018 SREs, of which we received three such exemptions (for all our refineries except Big Spring), though it further announced that compliance will not be required. These actions by the EPA could result in significant increases in RINs prices over the coming months. Accordingly, our net RINs Obligation in future periods may be negatively impacted by volatility in prices, likewise disproportionately impacting our ability to capture crack spread, particularly compared to our larger refinery competitors. For these reasons, we are challenging the denial of our 2018, 2019 and 2020 SREs in federal district court in the District of Columbia.
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

45 |

Management's Discussion and Analysis

Crude Prices
WTI crude oil represents the largest component of our crude slate at all of our refineries, and can be sourced through our gathering channels or optimization efforts from Midland, Texas or Cushing, Oklahoma or other locations. We manage our supply chain risk to ensure that we have the barrels to meet our crude slate consumption plan for each month through gathering supply contracts and throughput agreements on various strategic pipelines, some of which include those where we hold equity method investments. We manage market price risk on crude oil through financial derivative hedges, in accordance with our risk management strategies. The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods in 2021 and for the two quarterly periods in 2022.

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
The chart below illustrates the key differentials impacting our refining operations, including WTI Cushing to Brent, WTI Midland to WTI Cushing, and Louisiana Light Sweet crude oil ("LLS") to WTI Cushing for each of the quarterly periods in 2021 and for the two quarterly periods in 2022.

46 |

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
The charts below illustrate the quarterly average prices of Gulf Coast Gasoline ("CBOB"), U.S. High Sulfur Diesel ("HSD") and U.S. Ultra Low Sulfur Diesel ("ULSD") for each of the quarterly periods in 2021 and for the two quarterly periods in 2022.

Crack Spreads
Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks/crude oil and the resultant refined products. Generally, a crack spread represents the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel.
The table below reflects the quarterly average Gulf Coast 5-3-2 ULSD, 3-2-1 ULSD and 2-1-1 HSD/LLS crack spreads for each of the quarterly periods in 2021 and for the two quarterly periods in 2022. As the chart illustrates, the 3-2-1 crack spread has consistently outperformed the 5-3-2 and the 2-1-1 crack spreads. When market conditions consist of near-capacity throughputs and no significant outages, our Big Spring refinery, whose benchmark is the 3-2-1 crack spread, should outperform our other refineries in terms of refining margin, which are benchmarked against either the 5-3-2 or the 2-1-1 crack spreads.

47 |

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
The chart below illustrates the volatility in RINs beginning with the first quarter of 2021 through the second quarter of 2022.

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
The chart below illustrates the quarterly average prices of Waha (Permian Basin) and Henry Hub (Gulf Coast) beginning with the first quarter of 2021 through the second quarter of 2022.

48 |

Management's Discussion and Analysis

Critical Accounting Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments or estimates. Based on this definition and as further described in our 2021 Annual Report on Form 10-K, we believe our critical accounting policies include the following: (i) evaluating impairment for property, plant and equipment and definite life intangibles, (ii) evaluating potential impairment of goodwill, (iii) estimating environmental expenditures, and (iv) estimating asset retirement obligations. Additionally, we have identified the following critical accounting policy that impacts the six months ended June 30, 2022:
Taxes
Under Accounting Standards Codification ("ASC") 740, Income Taxes (“ASC 740”), we use an estimated annual effective tax rate ("AETR") to record income taxes. The development of the estimated AETR involves significant judgment, particularly early in the year and in times of economic uncertainty. As of and during the six months ended June 30, 2022, our estimates of the expected AETR reflected inputs which are subject to judgment including (but not necessarily limited to) the following:
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
We have developed and utilized methodologies and rationales for the development of our assumptions, subject to internal controls and sensitivity or probability assessments, as appropriate, and we believe our process provides a reasonable basis for our estimated AETR as well as the income taxes as of and for the six months ended June 30, 2022.
Business Combinations
We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date. Any excess or surplus of the purchase consideration when compared to the fair value of the net tangible assets acquired, if any, is recorded as goodwill or gain from a bargain purchase. The fair value of assets and liabilities as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach which uses market data and adjusts for entity-specific differences. We use all available information to make these fair value determinations and engage third-party consultants for valuation assistance. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.

49 |

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
Non-GAAP Reconciliations
The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin (in millions)

Refining Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021 As Adjusted (1)
Net revenues	$4,810.5	$2,415.7	$8,304.2	$4,155.8
Cost of sales	4,242.1	2,452.6	7,691.7	4,234.4
Gross margin	568.4	(36.9)	612.5	(78.6)
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)(1)(2)	165.0	115.0	284.9	229.7
Depreciation and amortization	49.9	51.0	102.7	103.1
Refining margin	$783.3	$129.1	$1,000.1	$254.2
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. For further discussion, see Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)    Reflects the prior period conforming reclassification adjustment between operating expenses and general and administrative expenses.

50 |

Management's Discussion and Analysis

Summary Financial and Other Information
The following table provides summary financial data for Delek:

Consolidated Summary Statement of Operations Data
	Three Months Ended		Six Months Ended
(in millions) (1)	June 30,		June 30,
	2022	2021 As Adjusted (2)	2022	2021 As Adjusted (2)
Net revenues	$5,982.6	$2,191.5	$10,441.7	$4,583.7
Total operating costs and expenses	5,489.3	2,241.7	9,901.7	4,681.3
Operating income (loss)	493.3	(50.2)	540.0	(97.6)
Total non-operating expense, net	24.3	33.1	53.1	56.7
Income (loss) before income tax expense (benefit)	469.0	(83.3)	486.9	(154.3)
Income tax expense (benefit)	100.4	(35.2)	103.5	(43.5)
Net income (loss)	368.6	(48.1)	383.4	(110.8)
Net income attributed to non-controlling interests	6.8	8.6	15.0	15.9
Net income (loss) attributable to Delek	$361.8	$(56.7)	$368.4	$(126.7)
(1) This information is presented at a summary level for your reference. See the Consolidated Condensed Statements of Income included in Item 1. to this Quarterly Report on Form 10-Q for more detail regarding our results of operations and net loss per share.
(2) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. For further discussion, see Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

51 |

Management's Discussion and Analysis

Results of Operations
Consolidated Results of Operations — Comparison of the Three and Six Months Ended June 30, 2022 versus the Three and Six Months Ended June 30, 2021
Net Income (Loss)
Q2 2022 vs. Q2 2021
Consolidated net income for the second quarter of 2022 was $368.6 million compared to a net loss of $48.1 million for the second quarter of 2021. Consolidated net income attributable to Delek for the second quarter of June 30, 2022 was $361.8 million, or $5.11 per basic share, compared to a net loss of $56.7 million, or $(0.77) per basic share, for the second quarter 2021. Explanations for significant drivers impacting net income (loss) as compared to the comparable period of the prior year are discussed in the sections below.
YTD 2022 vs. YTD 2021
Consolidated net income for the six months ended June 30, 2022 was $383.4 million compared to a net loss of $110.8 million for the six months ended June 30, 2021. Consolidated net income attributable to Delek for the six months ended June 30, 2022 was $368.4 million, or $5.12 per basic share, compared to a net loss of $126.7 million, or $(1.72) per basic share, for the six months ended June 30, 2021. Explanations for significant drivers impacting net income (loss) as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
Q2 2022 vs. Q2 2021
In the second quarter of 2022 and 2021, we generated net revenues of $5,982.6 million and $2,191.5 million, respectively, an increase of $3,791.1 million, or 173.0%. The increase in net revenues was primarily driven by the following factors:
•in our refining segment, increases in the average price of U.S. Gulf Coast gasoline of 71.2%, ULSD of 104.0%, and HSD of 103.7%;
•in our logistics segment, increases in the average volumes of diesel sold and in the average sales price per gallon of diesel and gasoline sold in our West Texas marketing operations as well as incremental revenues from the 3 Bear Acquisition; and
•in our retail segment, increases in fuel sales primarily attributable to a 48.9% increase in average price charged per gallon sold.
YTD 2022 vs. YTD 2021
For the six months ended June 30, 2022 and 2021, we generated net revenues of $10,441.7 million and $4,583.7 million, respectively, an increase of $5,858.0 million, or 127.8%. The increase in net revenues was primarily driven by the following factors:
•in our refining segment, increases in the average price of U.S. Gulf Coast gasoline of 65.1%, ULSD of 91.0%, and HSD of 92.5%;
•in our logistics segment, increases in the average volumes of diesel sold and in the average sales price per gallon of diesel and gasoline sold in our West Texas marketing operations; and
•in our retail segment, increases in fuel sales primarily attributable to a 45.5% increase in average price charged per gallon sold.

Total Operating Costs and Expenses
Cost of Materials and Other
Q2 2022 vs. Q2 2021
Cost of materials and other was $5,082.6 million for the second quarter of 2022 compared to $1,960.6 million for the second quarter of 2021, an increase of $3,122.0 million, or 159.2%. The net increase in cost of materials and other was primarily driven by the following:
•increases in cost of crude oil feedstocks at the refineries, including a 64.3% increase in the average cost of WTI Cushing crude oil and a 63.4% increase in the average cost of WTI Midland crude oil;
•increases in the average volumes sold and average cost per gallon of gasoline and diesel sold in our logistics segment; and
•an increase in retail cost of materials and other due to 58.8% increase in average cost per gallon sold applied to higher fuel sales volumes.
YTD 2022 vs. YTD 2021
Cost of materials and other was $9,235.1 million for the six months ended June 30, 2022 compared to $4,133.4 million for the six months ended June 30, 2021, an increase of $5,101.7 million, or 123.4%. The net increase in cost of materials and other was primarily driven by the following:
•increases in cost of crude oil feedstocks at the refineries, including a 64.0% increase in the average cost of WTI Cushing crude oil and a 62.3% increase in the average cost of WTI Midland crude oil;

52 |

Management's Discussion and Analysis

•increases in average RINs expense due to increased production during the six months ended June 30, 2022 compared to the six months ended June 30, 2021;
•increases in the average volumes sold and average cost per gallon of gasoline and diesel sold in our logistics segment; and
•an increase in retail cost of materials and other due to 54.7% increase in average cost per gallon sold applied to higher fuel sales volumes.
Operating Expenses
Q2 2022 vs. Q2 2021
Operating expenses were $222.5 million for the second quarter of 2022 compared to $166.2 million for the second quarter of 2021, an increase of $56.3 million, or 33.9%. The increase in operating expenses was primarily driven by the following:
•an increase in variable costs and utilities associated with higher throughput during current period;
•higher natural gas prices in the second quarter of 2022; and
•increases in employee cost primarily related to increased salaries, wages and other benefits.
Such increases were partially offset by a decrease in outside services, maintenance and lease costs.
YTD 2022 vs. YTD 2021
Operating expenses were $389.4 million for the six months ended June 30, 2022 compared to $321.5 million for the six months ended June 30, 2021, an increase of $67.9 million, or 21.1%. The increase in operating expenses was primarily driven by the following:
•an increase in variable costs and utilities associated with higher throughput during current period;
•higher natural gas prices in the first half of 2022; and
•increases in employee cost primarily related to increased salaries, wages and other benefits.
Such increases were partially offset by a decrease in outside services, maintenance and lease costs.
General and Administrative Expenses
Q2 2022 vs. Q2 2021
General and administrative expenses were $126.5 million for the second quarter of 2022 compared to $53.5 million for the second quarter of 2021, an increase of $73.0 million, or 136.4%. The increase was primarily driven by an increase in headcount, increases in salaries, wages and other benefits and incremental transaction costs related to the 3 Bear Acquisition.
YTD 2022 vs. YTD 2021
General and administrative expenses were $179.6 million and $94.6 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $85.0 million, or 89.9%. The increase was primarily driven by an increase in headcount, increases in salaries, wages and other benefits and incremental transaction costs related to the 3 Bear Acquisition.
Depreciation and Amortization
Q2 2022 vs. Q2 2021
Depreciation and amortization (included in both cost of sales and other operating expenses) was $68.0 million for the second quarter of 2022 compared to $66.3 million for the second quarter of 2021, an increase of $1.7 million, or 2.6%.
YTD 2022 vs. YTD 2021
Depreciation and amortization (included in both cost of sales and other operating expenses) was $136.3 million compared to $134.8 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $1.5 million, or 1.1%.
Other Operating Income, Net
Q2 2022 vs. Q2 2021
Other operating income, net increased by $5.4 million in the second quarter of 2022 to $10.3 million compared to $4.9 million in the second quarter of 2021. The increases were due to insurance proceeds received in the second quarter of 2022.
YTD 2022 vs. YTD 2021
Other operating income, net increased by $35.7 million during the six months ended June 30, 2022 to $38.7 million compared to $3.0 million during the six months ended June 30, 2021. The increases were primarily driven by an increase due to realized hedge gains during the 2022 period.

53 |

Management's Discussion and Analysis

Non-operating Expenses, Net
Interest Expense, Net
Q2 2022 vs. Q2 2021
Interest expense, net increased by $10.5 million, or 31.7%, to $43.6 million in the second quarter of 2022 compared to $33.1 million in the second quarter of 2021, primarily driven by the following:
•an increase in the average effective interest rate of 0.67% in the second quarter of 2022 compared to the second quarter of 2021 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding); and
•an increase in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $434.9 million in the second quarter of 2022 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the second quarter of 2021.
YTD 2022 vs. YTD 2021
Interest expense, net increased by $19.5 million, or 31.2%, to $82.0 million during the six months ended June 30, 2022 compared to $62.5 million during the six months ended June 30, 2021, primarily driven by the following:
•an increase in the average effective interest rate of 0.62% during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding); and
•an increase in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $425.3 million during the six months ended June 30, 2022 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the six months ended June 30, 2021.
Results from Equity Method Investments
Q2 2022 vs. Q2 2021
We recognized income of $15.7 million from equity method investments during the second quarter of 2022, compared to $6.8 million for the second quarter of 2021, an increase of $8.9 million. This increase was primarily driven by the following:
•increase in income from our Red River and Caddo equity method investment due to higher throughput volumes and resulting revenue increases; and
•an increase in income from our investment in W2W Holdings LLC to income of $2.1 million in the second quarter of 2022 from a loss of $3.9 million in the second quarter of 2021.
YTD 2022 vs. YTD 2021
We recognized income of $26.6 million from equity method investments during the six months ended June 30, 2022, compared to $11.6 million for the six months ended June 30, 2021, an increase of $15.0 million. This increase was primarily driven by the following:
•increase in income from our Red River and Caddo equity method investment due to higher throughput volumes and resulting revenue increases; and
•an increase in income from our investment in W2W Holdings LLC to income of $4.2 million during the six months of 2022 from a loss of $4.1 million during the six months of 2021.

Income Taxes
Q2 2022 vs. Q2 2021
Income tax expense increased by $135.6 million in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by the following:
•pre-tax income of $469.0 million in the second quarter of 2022, as compared to a pre-tax loss of $83.3 million for the second quarter of 2021; and
•a decrease in our effective tax rate which was 21.4% for the second quarter of 2022, compared to 42.3% for the second quarter of 2021 primarily due to the following:
◦the impact of credits and permanent differences on the tax rate due to changes in pre-tax book income;
◦changes in the valuation allowance for state tax attributes; and
◦changes in the second quarter estimated annual tax rate applied to year-to-date loss for the second quarter of 2021.

54 |

Management's Discussion and Analysis

YTD 2022 vs. YTD 2021
Income tax expense increased by $147.0 million during the six months ended June 30, 2022 compared to the same period for 2021, primarily driven by the following:
•pre-tax income of $486.9 million in the six months ended June 30, 2022, as compared to a pre-tax loss of $154.3 million for the six months ended June 30, 2021; and
•a decrease in our effective tax rate which was 21.3% for the six months ended June 30, 2022, compared to 28.2% for the six months ended June 30, 2021 primarily due to the following:
◦the impact of credits and permanent differences on the tax rate due to changes in pre-tax book income; and
◦changes in the valuation allowance for state tax attributes.

55 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

Refining Segment Margins
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	Adjusted 2021 (1)	2022	Adjusted 2021 (1)
Net revenues	$4,810.5	$2,415.7	$8,304.2	$4,155.8
Cost of materials and other	4,027.2	2,286.6	7,304.1	3,901.6
Refining margin	783.3	129.1	1,000.1	254.2
Operating expenses (excluding depreciation and amortization)(1) (2)	165.0	115.0	284.9	229.7
Contribution margin(1)	$618.3	$14.1	$715.2	$24.5
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. For further discussion, see Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

56 |

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

57 |

Management's Discussion and Analysis

Refinery Statistics
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Tyler, TX Refinery
Days in period	91	91	181	181
Total sales volume - refined product (average barrels per day)(1)	72,283	77,529	72,922	75,389
Products manufactured (average barrels per day):
Gasoline	32,645	37,495	34,924	38,522
Diesel/Jet	30,271	30,449	29,644	29,102
Petrochemicals, LPG, natural gas liquids ("NGLs")	1,983	2,079	2,116	1,903
Other	1,824	1,633	1,748	1,552
Total production	66,723	71,656	68,432	71,079
Throughput (average barrels per day):
Crude Oil	66,681	72,639	66,559	68,718
Other feedstocks	552	(384)	2,128	2,779
Total throughput	67,233	72,255	68,687	71,497
Total refining revenue ($ in millions)	$1,039.9	$625.0	$1,809.8	$1,115.0
Cost of materials and other ($ in millions) (2)	834.2	553.1	1,523.8	961.6
Total refining margin ($ in millions) (2)	$205.7	$71.9	$286.0	$153.4
Per barrel of refined product sales:
Tyler refining margin (2)	$31.27	$10.18	21.67	$11.24
Direct operating expenses (3)	$5.61	$3.51	4.95	$3.54
Crude Slate: (% based on amount received in period):
WTI crude oil	83.8%	86.7%	85.4%	90.6%
East Texas crude oil	16.2%	13.3%	14.6%	9.0%
Other	—%	—%	—%	0.4%

El Dorado, AR Refinery
Days in period	91	91	181	181
Total sales volume - refined product (average barrels per day)(1)	84,299	55,381	82,825	52,561
Products manufactured (average barrels per day):
Gasoline	39,347	26,143	38,118	21,872
Diesel	32,855	20,534	31,027	17,271
Petrochemicals, LPG, NGLs	1,549	808	1,285	780
Asphalt	8,181	5,997	7,655	4,840
Other	805	603	795	521
Total production	82,737	54,085	78,880	45,284
Throughput (average barrels per day):
Crude Oil	81,510	54,086	76,827	44,479
Other feedstocks	2,221	1,451	3,079	1,558
Total throughput	83,731	55,537	79,906	46,037
Total refining revenue ($ in millions)	$1,130.1	$489.5	$1,942.2	$926.2
Cost of materials and other ($ in millions)	939.2	479.1	1,711.8	930.0
Total refining margin ($ in millions)	$190.9	$10.4	$230.4	$(3.8)
Per barrel of refined product sales:
El Dorado refining margin	$24.88	$2.06	$15.37	$(0.39)
Direct operating expenses (3)	$4.88	$5.14	$4.34	$5.71
Crude Slate: (% based on amount received in period):
WTI crude oil	53.1%	48.9%	43.2%	46.9%
Local Arkansas crude oil	15.6%	20.4%	16.4%	25.1%
Other	31.3%	30.7%	40.4%	28.0%

58 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Big Spring, TX Refinery
Days in period	91	91	181	181
Total sales volume - refined product (average barrels per day) (1)	72,928	69,191	71,039	68,947
Products manufactured (average barrels per day):
Gasoline	34,918	33,501	33,912	33,159
Diesel/Jet	27,043	25,492	24,877	23,226
Petrochemicals, LPG, NGLs	3,537	4,335	3,436	3,745
Asphalt	1,406	1,012	1,642	1,400
Other	1,410	1,491	1,345	1,448
Total production	68,314	65,831	65,212	62,978
Throughput (average barrels per day):
Crude oil	70,662	69,731	65,675	64,772
Other feedstocks	(1,093)	(1,704)	315	(395)
Total throughput	69,569	68,027	65,990	64,377
Total refining revenue ($ in millions)	$1,116.4	$615.1	$1,941.9	$1,117.1
Cost of materials and other ($ in millions)	922.9	572.0	1,650.5	1,033.2
Total refining margin ($ in millions)	$193.5	$43.1	$291.4	$83.9
Per barrel of refined product sales:
Big Spring refining margin	$29.16	$6.84	$22.66	$6.72
Direct operating expenses (3)	$7.06	$5.34	$6.24	$5.88
Crude Slate: (% based on amount received in period):
WTI crude oil	68.2%	66.4%	67.5%	64.7%
WTS crude oil	31.8%	33.6%	32.5%	35.3%
Krotz Springs, LA Refinery
Days in period	91	91	181	181
Total sales volume - refined product (average barrels per day) (1)	75,791	77,318	77,800	51,286
Products manufactured (average barrels per day):
Gasoline	31,298	33,056	31,979	19,661
Diesel/Jet	32,419	26,611	31,711	15,370
Heavy Oils	845	868	1,690	527
Petrochemicals, LPG, NGLs	7,152	6,601	7,040	3,948
Other	5,970	6,705	5,840	8,948
Total production	77,684	73,841	78,260	48,454
Throughput (average barrels per day):
Crude Oil	75,849	70,883	74,430	42,377
Other feedstocks	922	2,240	3,181	6,786
Total throughput	76,771	73,123	77,611	49,163
Total refining revenue ($ in millions)	$1,514.0	$687.4	$2,604.1	$1,007.1
Cost of materials and other ($ in millions)	1,271.3	668.4	2,319.1	974.0
Total refining margin ($ in millions)	$242.7	$19.0	$285.0	$33.1
Per barrel of refined product sales:
Krotz Springs refining margin	$35.20	$2.71	$20.24	$3.56
Direct operating expenses (3)	$6.05	$3.96	$5.05	$5.19
Crude Slate: (% based on amount received in period):
WTI Crude	49.4%	65.0%	56.6%	67.9%
Gulf Coast Sweet Crude	40.6%	33.5%	38.2%	30.9%
Other	10.0%	1.5%	5.2%	1.2%
(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.
(2)     Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. For further discussion, see Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3)    Reflects the prior period conforming reclassification adjustment between operating expenses and general and administrative expenses.

59 |

Management's Discussion and Analysis

Included in the refinery statistics above are the following inter-refinery and sales to other segments:

Inter-refinery Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in barrels per day)	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Tyler refined product sales to other Delek refineries	2,378	1,797	1,746	1,945
El Dorado refined product sales to other Delek refineries	1,531	961	1,201	704
Big Spring refined product sales to other Delek refineries	470	874	554	801
Krotz Springs refined product sales to other Delek refineries	1,061	590	783	297

Refinery Sales to Other Segments
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in barrels per day)	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Tyler refined product sales to other Delek segments	—	897	—	909
El Dorado refined product sales to other Delek segments	9	11	8	9
Big Spring refined product sales to other Delek segments	22,647	22,179	22,209	22,145
Krotz Springs refined product sales to other Delek segments	—	2,069	—	2,038

Pricing Statistics (average for the period presented)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

WTI — Cushing crude oil (per barrel)	$108.74	$66.19	$102.02	$62.21
WTI — Midland crude oil (per barrel)	$108.50	$66.41	$101.81	$62.74
WTS -- Midland crude oil (per barrel)	$109.06	$66.57	$101.92	$62.73
LLS (per barrel)	$110.25	$68.04	$103.92	$64.21
Brent crude oil (per barrel)	$111.84	$69.08	$104.93	$65.22

U.S. Gulf Coast 5-3-2 crack spread (per barrel) - utilizing HSD	$34.05	$11.89	$26.12	$11.04
U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$44.03	$16.72	$33.77	$15.20
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$42.44	$16.82	$32.56	$15.26
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$32.47	$8.68	$24.12	$7.91

U.S. Gulf Coast Unleaded Gasoline (per gallon)	$3.40	$1.99	$3.05	$1.85
Gulf Coast Ultra low sulfur diesel (per gallon)	$3.98	$1.95	$3.50	$1.83
U.S. Gulf Coast high sulfur diesel (per gallon)	$3.39	$1.67	$3.04	$1.58
Natural gas (per MMBtu) (2)	$7.50	$2.98	$6.05	$2.85
(1)     For our Tyler and El Dorado refineries, we compare our per barrel refining product margin to the Gulf Coast 5-3-2 crack spread consisting of WTI Cushing crude, U.S. Gulf Coast CBOB gasoline and U.S. Gulf Coast Pipeline No. 2 heating oil (ultra low sulfur diesel). For our Big Spring refinery, we compare our refined product margin to the Gulf Coast 3-2-1 crack spread consisting of WTI Cushing crude, Gulf Coast CBOB gasoline and Gulf Coast ultra low sulfur diesel, and for our Krotz Springs refinery, we compare our per barrel refined product margin to the Gulf Coast 2-1-1 crack spread consisting of LLS crude oil, Gulf Coast CBOB gasoline and U.S. Gulf Coast Pipeline No. 2 heating oil (high sulfur diesel). The Tyler refinery's crude oil input is primarily WTI Midland and East Texas, while the El Dorado refinery's crude input is primarily a combination of WTI Midland, local Arkansas and other domestic inland crude oil. The Big Spring refinery’s crude oil input is primarily comprised of WTS and WTI Midland. The Krotz Springs refinery’s crude oil input is primarily comprised of LLS and WTI Midland.
(2)    One Million British Thermal Units ("MMBtu").

60 |

Management's Discussion and Analysis

Refining Segment Operational Comparison of the Three and Six Months Ended June 30, 2022 versus the Three and Six Months Ended June 30, 2021
Net Revenues
Q2 2022 vs. Q2 2021
Net revenues for the refining segment increased by $2,394.8 million, or 99.1%, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by the following:
•increases in the average price of U.S. Gulf Coast gasoline of 71.2% ULSD of 104.0%, and HSD of 103.7% and
•an increase in total sales volumes of 2.2 million barrels.
Net revenues included sales to our retail segment of $160.1 million and $91.8 million, sales to our logistics segment of $143.9 million and $74.1 million, and sales to our other segment of $8.5 million and $22.9 million for the three months ended June 30, 2022 and June 30, 2021, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2022 vs. YTD 2021
Net revenues for the refining segment increased by $4,148.4 million, or 99.8%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the following:
•increases in the average price of U.S. Gulf Coast gasoline of 65.1%, ULSD of 91.0%, and HSD of 92.5%; and
•an increase in total sales volumes of 8.5 million barrels, where sales volumes were lower in the six months of 2021 due to severe weather impacting our refineries and turnaround activities at our El Dorado refinery.
Net revenues included sales to our retail segment of $271.9 million and $161.5 million, sales to our logistics segment of $249.6 million and $139.9 million and sales to our other segment of $16.6 million and $43.0 million for the six months ended June 30, 2022 and 2021, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Q2 2022 vs. Q2 2021
Cost of materials and other increased by $1,740.6 million, or 76.1%, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by the following:
•increases in the cost of WTI Cushing crude oil, from an average of $66.19 per barrel to an average of $108.74, or 64.3%, and increases in the cost of WTI Midland crude oil, from an average of $66.41 per barrel to an average of $108.50, or 63.4%; and
•an increase in sales volumes.
YTD 2022 vs. YTD 2021
Cost of materials and other increased by $3,402.5 million, or 87.2%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the following:
•increases in the cost of WTI Cushing crude oil, from an average of $62.21 per barrel to an average of $102.02, or 64.0%;
•increases in the cost of WTI Midland crude oil, from an average of $62.74 per barrel to an average of $101.81, or 62.3%;
•an increase in sales volumes; and
•an increase in RINs expense primarily due to increased production.

61 |

Management's Discussion and Analysis

Our refining segment has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $123.8 million and $101.9 million during the second quarters of 2022 and 2021, respectively, and $247.2 million and $197.7 million during the six months ended June 30, 2022 and 2021, respectively. We eliminate these intercompany fees in consolidation.

Refining Margin
Q2 2022 vs. Q2 2021
Refining margin increased by $654.2 million, or 506.7%, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by the following:
•a 186.4% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 152.3% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery), and a 274.1% improvement in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery) and;
•an increase in utilization and sales volumes.
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. For further discussion, see Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

62 |

Management's Discussion and Analysis

YTD 2022 vs. YTD 2021
Refining margin increased by $745.9 million, or 293.4%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the following:
•a 136.6% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 113.4% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery), and a 204.9% improvement in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery) and;
•an increase in sales volumes.
Such increase was partially offset by an increase in RINs expense primarily due to increased production.
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. For further discussion, see Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

63 |

Management's Discussion and Analysis

Operating Expenses
Q2 2022 vs. Q2 2021
Operating expenses increased by $50.0 million, or 43.5%, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by the following:
•increase in variable costs and utilities associated with higher throughput during the current period; and
•higher natural gas prices in the second quarter of 2022.
YTD 2022 vs. YTD 2021
Operating expenses increased by $55.2 million, or 24.0%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the following:
•increase in variable costs and utilities associated with higher throughput during the current period; and
•higher natural gas prices in the six months ended June 30, 2022 compared to the prior year for the same period.

Contribution Margin
Q2 2022 vs. Q2 2021
Contribution margin increased by $604.2 million, or a 12.3% improvement in contribution margin percentage, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by an increase in refining margin primarily driven by improved crack spreads, increased sales volumes, offset by increase in variable costs and utilities and natural gas prices.
YTD 2022 vs. YTD 2021
Contribution margin increased by $690.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by an increase in refining margin primarily driven by improved crack spreads, increased sales volumes, offset by increase in variable costs and utilities, natural gas prices, and higher RINs expense primarily due to increased production.

64 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Logistics Contribution Margin and Operating Information
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues	$266.7	$168.5	$473.3	$321.4
Cost of materials and other	176.4	88.8	302.6	169.9
Operating expenses (excluding depreciation and amortization)	21.0	15.5	39.1	30.4
Contribution margin	$69.3	$64.2	$131.6	$121.1
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	63,502	74,565	67,021	73,271
Big Spring wholesale marketing throughputs (average bpd)	78,634	75,136	77,100	74,038
West Texas wholesale marketing throughputs (average bpd)	10,073	9,395	9,994	9,765
West Texas wholesale marketing margin per barrel	$2.67	$4.24	$2.85	$3.81
Terminalling throughputs (average bpd) (2)	130,002	139,987	136,808	142,250
Throughputs (average bpd):
Lion Pipeline System:
Crude pipelines (non-gathered)	84,699	53,316	78,818	48,743
Refined products pipelines to Enterprise Systems	64,821	39,193	62,186	32,806
SALA Gathering System	17,961	17,430	17,064	14,670
East Texas Crude Logistics System	19,942	27,497	18,010	26,790
Big Spring Gathering Assets (3)	101,236	79,589	100,783	76,672
Plains Connection System	154,086	122,529	158,025	115,484
(1)Excludes jet fuel and petroleum coke.
(2)Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, El Dorado and North Little Rock, Arkansas terminals and Memphis and Nashville, Tennessee terminals.
(3)Excludes volumes that are being temporarily transported via trucks while connectors are under construction.

Logistics Segment Operational Comparison of the Three and Six Months Ended June 30, 2022 versus the Three and Six Months Ended June 30, 2021
Net Revenues
Q2 2022 vs. Q2 2021
Net revenues increased by $98.2 million, or 58.3%, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by:
•increases in the average sales prices per gallon of gasoline and diesel sold and volumes of gasoline sold, partially offset by a decrease in the volumes of diesel sold in our West Texas marketing operations;
•incremental revenues from the 3 Bear Acquisition; and
•increases in pipeline throughputs.
Net revenues included sales to our refining segment of $123.8 million and $101.9 million for the three months ended June 30, 2022 and June 30, 2021, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2022 vs. YTD 2021
Net revenues increased by $151.9 million, or 47.3%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the following:
•increases in the average sales prices per gallon of gasoline and diesel sold and volume of diesel sold, partially offset by a decrease in the volume of gasoline sold in our West Texas marketing operations;
•incremental revenues from the 3 Bear Acquisition; and
•increases in pipeline throughputs, where the six months ended June 30, 2021 were negatively impacted by the Pandemic as well as severe weather events.

65 |

Management's Discussion and Analysis

Net revenues included sales to our refining segment of $247.2 million and $197.7 million for the six months ended June 30, 2022 and 2021, respectively, and sales to our other segment of $0.9 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Q2 2022 vs. Q2 2021
Cost of materials and other for the logistics segment increased by $87.6 million, or 98.6%, in the second quarter of 2022 compared to the second quarter of 2021 primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold, and increases in the volume of gasoline sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased $1.35 per gallon and $2.04 per gallon, respectively;
◦the average volumes of gasoline and diesel sold increased by 2.2 million gallons and 0.4 million gallons, respectively, and;
•incremental cost of materials and other from the 3 Bear Acquisition.
Our logistics segment purchased product from our refining segment of $143.9 million and $74.1 million for the three months ended June 30, 2022 and June 30, 2021, respectively. We eliminate these intercompany costs in consolidation.
YTD 2022 vs. YTD 2021
Cost of materials and other for the logistics segment increased by $132.7 million, or 78.1%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased $1.18 per gallon and $1.64 per gallon, respectively;
◦the average volumes of diesel sold increased by 2.9 million gallons, while gasoline volumes sold decreased by 1.2 million gallons; and
•incremental cost of materials and other from the 3 Bear Acquisition.

66 |

Management's Discussion and Analysis

Our logistics segment purchased product from our refining segment of $249.6 million and $139.9 million for the six months ended June 30, 2022 and June 30, 2021, respectively. We eliminate these intercompany costs in consolidation.
Operating Expenses
Q2 2022 vs. Q2 2021
Operating expenses increased by $5.5 million, or 35.5%, in the second quarter of 2022 compared to the second quarter of 2021, driven by the following:
•increase due to additional expenses associated with 3 Bear Acquisition;
•increases in employee and outside service costs after cost cutting measures previously implemented to respond to the COVID-19 Pandemic, including delaying non-essential projects, ended;
•increase in energy costs, due to higher natural gas prices; and
•increases in utilities, maintenance and other variable expenses due to higher throughput.
YTD 2022 vs. YTD 2021
Operating expenses increased by $8.7 million, or 28.6%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, driven by the following:
•increase due to additional expenses associated with 3 Bear Acquisition;
•increases in employee and outside service costs; and
•increases in variable expenses such as maintenance and materials costs due to higher throughput.

Contribution Margin
Q2 2022 vs. Q2 2021
Contribution margin increased by $5.1 million in the second quarter of 2022 compared to the second quarter of 2021 primarily driven by the following:
•increases in revenue due to higher throughput volumes; and
•partially offset by increases in operating expense.
YTD 2022 vs. YTD 2021
Contribution margin increased by $10.5 million, or 8.7%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the following:
•increases in revenue due to higher throughput volumes; and
•partially offset by increases in operating expense.

67 |

Management's Discussion and Analysis

Retail Segment
The table below sets forth certain information concerning our retail segment operations (gross sales $ in millions):

Retail Contribution Margins
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues	$277.1	$209.0	$486.6	$383.8
Cost of materials and other	233.8	164.7	406.8	301.2
Operating expenses (excluding depreciation and amortization)	25.1	22.4	47.8	44.0
Contribution margin	$18.2	$21.9	$32.0	$38.6

Operating Information
Number of stores (end of period)	248	252	248	252
Average number of stores	248	252	248	252
Average number of fuel stores	243	247	243	247
Retail fuel sales	$193.6	$124.5	$333.5	$224.6
Retail fuel sales (thousands of gallons)	44,911	42,978	84,416	82,744
Average retail gallons sold per average number of fuel stores (in thousands)	185	174	348	336
Average retail sales price per gallon sold	$4.31	$2.90	$3.95	$2.71
Retail fuel margin ($ per gallon) (1)	$0.329	$0.389	$0.322	$0.370
Merchandise sales (in millions)	$83.4	$84.5	$153.1	$159.2
Merchandise sales per average number of stores (in millions)	$0.3	$0.3	$0.6	$0.6
Merchandise margin %	34.0%	32.7%	34.3%	32.7%

Same-Store Comparison (2)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Change in same-store fuel gallons sold	5.8%	1.3%	3.4%	(10.7)%
Change in same-store merchandise sales	0.1%	(5.4)%	(2.4)%	(1.9)%
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

Retail Segment Operational Comparison of the Three and Six Months Ended June 30, 2022 versus the Three and Six Months Ended June 30, 2021
Net Revenues
Q2 2022 vs. Q2 2021
Net revenues for the retail segment increased by $68.1 million, or 32.6%, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by the following:
•an increase in total fuel sales which were $193.6 million in the second quarter of 2022 compared to $124.5 million in the second quarter of 2021, primarily attributable to an increase of $1.41 in average price charged per gallon sold; and
•slightly offset by a decrease in merchandise sales to $83.4 million in the second quarter of 2022 compared to $84.5 million in the second quarter of 2021

68 |

Management's Discussion and Analysis

2022 vs. YTD 2021
Net revenues for the retail segment increased by $102.8 million, or 26.8%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the following:
•an increase in total fuel sales which were $333.5 million in the six months of 2022 compared to $224.6 million in the six months of 2021, primarily attributable to a $1.24 increase in average price charged per gallon sold; and
•offset by a decrease in merchandise sales to $153.1 million in the six months of 2022 compared to $159.2 million in the six months of 2021, primarily driven by the same-store sales decrease of 2.4%.

Cost of Materials and Other
Q2 2022 vs. Q2 2021
Cost of materials and other for the retail segment increased by $69.1 million, or 42.0%, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by an increase in average cost per gallon of $1.47 or 58.8% applied to fuel sales volumes that increased period over period. Our retail segment purchased finished product from our refining segment of $160.1 million and $91.8 million for the three months ended June 30, 2022 and June 30, 2021, respectively, which is eliminated in consolidation.
YTD 2022 vs. YTD 2021
Cost of materials and other for the retail segment increased by $105.6 million, or 35.1%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by an increase in average cost per gallon of $1.28 or 54.7% applied to fuel sales volumes that increased period over period. Our retail segment purchased finished product from our refining segment of $271.9 million and $161.5 million for the six months ended June 30, 2022 and June 30, 2021, respectively, which is eliminated in consolidation.

Operating Expenses
Q2 2022 vs. Q2 2021
Retail segment operating expenses increased by $2.7 million, or 12.1%, in the second quarter of 2022 compared to the second quarter of 2021, primarily due to increased salary cost.

69 |

Management's Discussion and Analysis

YTD 2022 vs. YTD 2021
Operating expenses for the retail segment increased by $3.8 million, or 8.6% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to increased salary cost.

Contribution Margin
Q2 2022 vs. Q2 2021
Contribution margin for the retail segment decreased by $3.7 million, or 16.9%, in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by the following:
•a 1.3% decrease in merchandise sales, offset by an improvement in merchandise margin percentage of 1.3%; and
•a decrease in the average fuel margin of $0.060 per gallon, partially offset by an increase in fuel sales volume.
YTD 2022 vs. YTD 2021
Contribution margin for the retail segment decreased by $6.6 million, or 17.1%, in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily driven by the following:
•a 3.8% decrease in merchandise sales, partially offset by an improvement in merchandise margin percentage of 1.6%; and
•a decrease in average fuel margin of $0.048 per gallon, partially offset by an increase in fuel sales volume.

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At June 30, 2022 our total liquidity amounted to $2.0 billion comprised primarily of $636.1 million in unused credit commitments under the Delek Revolving Credit Facility (as defined in Note 9 of the condensed consolidated financial statements in Item 1. Financial Statements), $119.1 million in unused credit commitments under the Delek Logistics Credit Facility (as defined in Note 9 of the condensed consolidated financial statements in Item 1. Financial Statements) and $1,244.6 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements and pay quarterly cash dividends and operational capital expenditures. In response to the COVID-19 Pandemic and the decline in oil prices, on November 5, 2020, we announced that we elected to suspend dividends in order to conserve capital. On June 21, 2022, our Board of Directors voted to declare a special cash dividend of $0.20 per share of our common stock, payable on July 20, 2022 to shareholders of record on July 12, 2022. Return of cash to shareholders remains a priority for the Company along with maintaining a strong and flexible balance sheet. On August 1, 2022, our Board voted to reinstate the quarterly cash dividend and declared a quarterly cash dividend of $0.20 per share of our common stock, payable on September 6, 2022 to shareholders of record on August 22, 2022. In addition, on August 1, 2022, the Board approved an approximately $170.0 million increase in its share repurchase authorization, bringing the total amount available for repurchases under current authorizations to $400.0 million. Other funding sources including borrowings under existing credit agreements and issuance of equity and debt securities have been utilized to meet our funding requirements and support our growth capital projects and acquisitions. In addition,

70 |

Management's Discussion and Analysis

we have historically been able to source funding that terms that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at terms that are sustainable and profitable for the Company. However, there can be no assurances regarding the availability of any future debt or equity financings or whether such financings can be made available on terms that are acceptable to us; any execution of such financing activities will be dependent on the contemporaneous availability of functioning debt or equity markets. Additionally, new debt financing activities will be subject to the satisfaction of any debt incurrence limitation covenants in our existing financing agreements. Our debt limitation covenants in our existing financing documents are usual and customary for credit agreements of our type and reflective of market conditions at the time of their execution. Additionally, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including the current COVID-19 Pandemic and oil prices, some of which are beyond our control.
If market conditions were to change, for instance due to the uncertainty created by the COVID-19 Pandemic or the Russia-Ukraine War, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be unfavorably impacted.
As of June 30, 2022, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Logistics Credit Facility (see Note 9 of the condensed consolidated financial statements in Item 1. Financial Statements). We currently expect to remain in compliance with our existing debt maintenance covenants, though we can provide no assurances, particularly if conditions significantly worsen beyond our ability to predict. Additionally, we were in compliance with incurrence covenants during the quarter ended June 30, 2022 to the extent that any of our activities triggered these covenants. However, given the uncertainty around economic conditions, it is at least reasonably possible that conditions could change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants. Inability to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may pay dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such quarter that we are able to satisfy the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to) the following: available borrowings under our existing Wells Fargo Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Credit Facility (each as defined in Note 9 of the condensed consolidated financial statements in Item 1. Financial Statements); the allowance to incur additional secured debt under the Term Loan Credit Facility (as defined in Note 9 of the condensed consolidated financial statements in Item 1. Financial Statements); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks, each as otherwise contemplated and allowed under our incurrence covenants.
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Six Months Ended June 30,
	2022	2021
Cash Flow Data:
Operating activities	$585.9	$134.9
Investing activities	(720.9)	(118.7)
Financing activities	523.1	29.3
Net increase	$388.1	$45.5

Cash Flows from Operating Activities
Net cash provided by operating activities was $585.9 million for the six months ended June 30, 2022, compared to net cash used of $134.9 million for the comparable period of 2021. The increase in cash provided by operating activities was primarily due to an increase in cash receipts from customers and cash payments to suppliers and for salaries resulting in a net $472.0 million increase in cash provided by operating activities. Additionally, income taxes paid increased $5.2 million and dividends received decreased $3.9 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $720.9 million for the first six months of 2022, compared to $118.7 million in the comparable period of 2021. The increase in cash flows used in investing activities was primarily due to the $621.7 million acquisition of 3 Bear, partially offset by a $34.6 million decrease in purchases of property, plant and equipment, partially attributable to delaying non-essential projects in light of the COVID-19 Pandemic and a $9.8 million decrease in proceeds from sale of property, plant and equipment.

71 |

Cash Flows from Financing Activities
Net cash provided by financing activities was $523.1 million for the six months ended June 30, 2022, compared to cash provided of $29.3 million in the comparable 2021 period. This increase in cash provided was primarily due to net proceeds on our revolvers and term debt of $596.2 million during the six months ended June 30, 2022, compared to net proceeds of $101.5 million in the comparable 2021 period and $16.4 million in proceeds from the sale of Delek Logistics limited partner units in the current period, partially offset by a $158.8 million decrease in net proceeds from inventory financing arrangements and the purchase of Delek common stock from IEP Energy Holding, LLC for $64.0 million in the current period.
Cash Position, Indebtedness and Other Financing Arrangements
As of June 30, 2022, our total cash and cash equivalents were $1,244.6 million and we had total long-term indebtedness of approximately $2,817.7 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $10.0 million and $15.7 million, respectively. Additionally, we had letters of credit issued of approximately $363.9 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $755.2 million. Our total long-term indebtedness consisted of the following:
•an aggregate principal amount of $1,253.5 million under the Term Loan Credit Facility, due on March 30, 2025, with effective interest rate of 4.96%;
•an aggregate principal amount of $9.0 million in outstanding borrowings under the Delek Hapoalim Term Loan, due on December 31, 2022, with effective interest rate of 6.52%;
•an aggregate principal amount of $880.9 million under the Delek Logistics Credit Facility, due on September 28, 2023, with average borrowing rate of 3.35%;
•an aggregate principal amount of $250.0 million under the Delek Logistics 2025 Notes, due in 2025, with effective interest rate of 7.19%;
•an aggregate principal amount of $400.0 million under the Delek Logistics 2028 Notes, due in 2028, with effective interest rate of 7.40%;
•an aggregate principal amount of $50.0 million under the Reliant Bank Revolver, due on June 30, 2023, with fixed interest rate of 4.50%; and
•the Revolving Credit Facility, due on March 30, 2023, with borrowing rate of 5.00% for base rate loans, with a nominal principal amount outstanding.
See Note 9 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information about our separate credit facilities included in long-term indebtedness.
Additionally, we also utilize other financing arrangements to finance operating assets and/or, from time to time, to monetize other assets that may not be needed in the near term, when internal cost of capital and other criteria are met. Such arrangements include our supply and offtake arrangements, which finance a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs or other non-inventory product financing liabilities. Our supply and offtake obligation with J. Aron amounted to $770.5 million at June 30, 2022, $537.4 million of which is due on December 30, 2022. (See Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information about our supply and offtake facilities). Our product financing liabilities consisted primarily of RIN financings as of June 30, 2022, and totaled $258.5 million, all of which is due by December 31, 2022. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our audited consolidated financial statements included Item 8. Financial Statements and Supplementary Data, of our December 31, 2021 Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Contractual Obligations" section included in Item 2. Management's Discussion and Analysis.

72 |

Management's Discussion and Analysis

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the six months ended June 30, 2022 were $93.3 million, of which approximately $33.3 million was spent in our refining segment, $35.8 million in our logistics segment, $9.0 million in our retail segment and $15.2 million primarily at the holding company level. The following table summarizes our actual capital expenditures for the six months ended June 30, 2022 and planned capital expenditures for the full year 2022 by operating segment and major category (in millions):

	Full Year 2022 Forecast	Six Months Ended June 30, 2022
Refining
Sustaining maintenance, including turnaround activities	$79.0	$30.0
Regulatory	12.5	2.3
Discretionary projects	2.8	1.0
Refining segment total	94.3	33.3

Logistics
Regulatory	5.4	2.4
Sustaining maintenance	2.7	0.1
Discretionary projects	108.0	33.3
Logistics segment total	116.1	35.8

Retail
Regulatory	—	—
Sustaining maintenance	3.9	1.8
Discretionary projects	35.1	7.2
Retail segment total	39.0	9.0

Other
Regulatory	2.3	1.1
Sustaining maintenance	26.2	11.5
Discretionary projects	14.4	2.6
Other total	42.9	15.2
Total capital spending	$292.3	$93.3

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

73 |

Management's Discussion and Analysis

Cash Requirements
Long-Term Cash Requirements Under Contractual Obligations
Information regarding our known cash requirements under contractual obligations of the types described below as of June 30, 2022, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable obligations	$72.0	$2,371.4	$—	$400.0	$2,843.4
Interest(1)	117.0	165.9	65.4	47.8	396.1
Operating lease commitments(2)(7)	156.0	176.7	99.3	33.1	465.1
Finance lease commitments(3)	4.4	4.6	2.8	5.2	17.0
Purchase commitments(4)	1,014.1	0.2	—	—	1,014.3
Product financing commitments(5)	258.5	—	—	—	258.5
Transportation agreements(6)	164.7	257.1	244.1	261.2	927.1
J. Aron supply and offtake obligations (7)	552.8	—	—	—	552.8
Total	$2,339.5	$2,975.9	$411.6	$747.3	$6,474.3
(1) Expected interest payments on debt outstanding at June 30, 2022. Floating interest rate debt is calculated using June 30, 2022 rates. For additional information, see Note 9 of our condensed consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of June 30, 2022.
(3) Amounts reflect future estimated lease payments under financing leases having remaining non-cancelable terms in excess of one year as of June 30, 2022.
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
(5) Balances consist of obligations under RINs product financing arrangements. For additional information, see Note 11 of our condensed consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
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
The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are presented separately below), as of June 30, 2022 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2022	2023	2024
Contracts not designated as hedging instruments:
Crude oil price swaps - long(1)	$(2.0)	51,163,000	45,463,000	5,700,000	—
Crude oil price swaps - short(1)	13.3	49,879,000	45,179,000	4,700,000	—
Inventory, refined product and crack spread swaps - long(1)	(29.6)	3,395,000	3,395,000	—	—
Inventory, refined product and crack spread swaps - short(1)	12.2	5,669,000	5,669,000	—	—
RIN commitment contracts - long(2)	3.8	117,750,000	117,750,000	—	—
Total	$(2.3)	227,856,000	217,456,000	10,400,000	—
(1)     Volume in barrels
(2)     Volume in RINs

Interest Risk Management Activities
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $2,143.4 million as of June 30, 2022. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt as of June 30, 2022 would be to change interest expense by approximately $21.4 million.
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
LIBOR Transition
LIBOR is a commonly used indicative measure of the average interest rate at which major global banks could borrow from one another. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR discontinued the reporting of certain LIBOR rates on December 31, 2021, and has publicly announced that it intends to discontinue all USD LIBOR rates after June 2023. Certain of our agreements use LIBOR as a “benchmark” or “reference rate” for various terms. Some agreements contain an existing LIBOR alternative. Where there is not an alternative, we expect to replace the LIBOR benchmark with an alternative reference rate. While we do not expect the transition to an alternative rate to have a significant impact on our business or operations, it is possible that the move away from LIBOR could materially impact our borrowing costs on our variable rate indebtedness.

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
The following table sets forth information relating to trading commodity derivative contracts as of June 30, 2022:

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2022	2023	2024	2025	2026
Crude forward contracts- long(1)	64.0	723,921	723,921	—	—	—	—
Crude forward contracts- short(1)	56.2	628,273	628,273	—	—	—	—
Total	$120.2	1,352,194	1,352,194	—	—	—	—
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
We acquired 3 Bear effective June 1 2022, and have included the operating results and assets and liabilities of 3 Bear in our consolidated financial statements as of June 30, 2022 and for the 30 days then ended. As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Company’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of 3 Bear that are subsumed by internal control over financial reporting. 3 Bear accounted for approximately 7.0% of total assets as of June 30, 2022 and approximately 0.2% of total revenues of the Company for the six months ended on June 30, 2022. Other than our internal controls for 3 Bear, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

76 |

Legal Proceedings, Risk Factors, Unregistered Sales of Equity Securities and Other Information

Part II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 12 to our accompanying condensed consolidated financial statements, which is incorporated by reference in this Item 1, for additional information. Aside from the disclosure updated in Note 12, there have been no material developments to the proceedings previously reported in our Annual Report on Form 10-K filed on February 25, 2022.

ITEM 1A. RISK FACTORS
There were no material changes during the six months ended June 30, 2022 to the risk factors identified in the Company’s fiscal 2021 Annual Report on Form 10-K, except as described below.
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
On June 1 2022, a subsidiary of Delek Logistics acquired 100% of the equity interests of 3 Bear Delaware Holding – NM, LLC (the “3 Bear Acquisition”), an indirect subsidiary of 3 Bear Energy, LLC (“3 Bear”).
The 3 Bear Acquisition will require the management of Delek Logistics, which includes certain members of our management who provide management services to Delek Logistics, to devote significant attention and resources to integrating the 3 Bear business with its business. Potential difficulties that may be encountered in the integration process include, among others:
•    the inability to successfully integrate the 3 Bear business into its business in a manner that permits Delek Logistics to achieve the revenue and cost savings that it announced as anticipated from the acquisition;
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

77 |

The physical effects of climate change and severe weather present risks to our operations.
The potential physical effects of climate change and severe weather on our operations are highly uncertain and depend upon the unique geographic and environmental factors present. We have systems in place to manage potential acute physical risks, including those that may be caused by climate change, but if any such events were to occur, they could have an adverse effect on our assets and operations. Examples of potential physical risks include floods, hurricane-force winds, wildfires, freezing temperatures and snowstorms. We have incurred, and will continue to incur, costs to protect our assets from physical risks, and to employ processes, to the extent available, to mitigate such risks.
Any extreme weather events may disrupt the ability to operate our facilities or to transport crude oil, refined petroleum or petrochemical and plastics products in these areas. Extended periods of such disruption could have an adverse effect on our results of operations. We could also incur substantial costs to prevent or repair damage to these facilities. Finally, depending on the severity and duration of any extreme weather events or climate conditions, our operations may need to be modified and material costs incurred, which could materially and adversely affect our business, financial condition and results of operations.
There are certain environmental hazards and risks inherent in our operations that could adversely affect those operations and our financial results.
The operation of refineries, pipelines, terminals and vessels is inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or hazardous substances. If any of these events had previously occurred or occurs in the future in connection with any of our refineries, pipelines or refined petroleum products terminals, or in connection with any facilities that receive our wastes or byproducts for treatment or disposal, other than events for which we are indemnified, we could be liable for all costs and penalties associated with their remediation under federal, state, local and international environmental laws or common law, and could be liable for property damage to third parties caused by contamination from releases and spills.

ITEM 5. OTHER INFORMATION
None.

78 |

Exhibits
ITEM 6. EXHIBITS

Exhibit No.		Description

2.1
Membership Interest Purchase Agreement, dated as of April 8, 2022, by and between 3 Bear Energy – New Mexico LLC and DKL Delaware Gathering, LLC (incorporated by reference to Exhibit 2.1 to the Partnership’s 8-K filed on April 11, 2022).

3.1	#	Second Amended and Restated Certificate of Incorporation to Delek US Holdings, Inc., as filed with the Secretary of State of the State of Delaware on May 5, 2022.

3.2	#	Fourth Amended and Restated Bylaws of Delek US Holdings, Inc., effective as of May 5, 2022.

10.1	#	Fourth Amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan.

31.1	#	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	#	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	##	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	##	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2022 and 2021 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.
#	Filed herewith
##	Furnished herewith

79 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Avigal Soreq
Avigal Soreq
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Reuven Spiegel
Reuven Spiegel
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Robert Wright
Robert Wright
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Dated: August 5, 2022

80 |