Form 10-Q
period 2022-09-30
Delek US Holdings, Inc.
filed 2022-11-08
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At October 28, 2022, there were 69,692,316 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents
Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2022

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2022	December 31, 2021 As Adjusted (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,153.8	$856.5
Accounts receivable, net	1,035.5	776.6
Inventories, net of inventory valuation reserves	1,634.2	1,260.7
Other current assets	206.0	126.0
Total current assets	4,029.5	3,019.8
Property, plant and equipment:
Property, plant and equipment	4,192.4	3,645.4
Less: accumulated depreciation	(1,514.3)	(1,338.1)
Property, plant and equipment, net	2,678.1	2,307.3
Operating lease right-of-use assets	183.2	208.5
Goodwill	743.8	729.7
Other intangibles, net	320.6	102.7
Equity method investments	360.6	344.1
Other non-current assets	81.0	100.5
Total assets	$8,396.8	$6,812.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,150.2	$1,695.3
Current portion of long-term debt	63.0	92.2
Obligation under Supply and Offtake Agreements	596.2	487.5
Current portion of operating lease liabilities	50.1	53.9
Accrued expenses and other current liabilities	969.8	797.8
Total current liabilities	3,829.3	3,126.7
Non-current liabilities:
Long-term debt, net of current portion	2,670.6	2,125.8
Environmental liabilities, net of current portion	112.0	109.5
Asset retirement obligations	41.4	38.3
Deferred tax liabilities	309.6	214.5
Operating lease liabilities, net of current portion	125.9	152.0
Other non-current liabilities	25.0	31.8
Total non-current liabilities	3,284.5	2,671.9
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 87,228,503 shares and 91,772,080 shares issued at September 30, 2022 and December 31, 2021, respectively	0.9	0.9
Additional paid-in capital	1,125.7	1,206.5
Accumulated other comprehensive loss	(4.0)	(3.8)
Treasury stock, 17,575,527 shares, at cost, as of September 30, 2022 and December 31, 2021	(694.1)	(694.1)
Retained earnings	731.8	384.7
Non-controlling interests in subsidiaries	122.7	119.8
Total stockholders’ equity	1,283.0	1,014.0
Total liabilities and stockholders’ equity	$8,396.8	$6,812.6
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 7 for further discussion.

See accompanying notes to condensed consolidated financial statements

3 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2021		2021
	2022	As Adjusted (1)	2022	As Adjusted (1)
Net revenues	$5,324.9	$2,956.5	$15,766.6	$7,540.2
Cost of sales:
Cost of materials and other	4,916.0	2,678.0	14,151.1	6,811.4
Operating expenses (excluding depreciation and amortization presented below)	198.2	102.4	526.2	363.1
Depreciation and amortization	66.5	55.6	192.0	178.4
Total cost of sales	5,180.7	2,836.0	14,869.3	7,352.9
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	28.2	26.1	89.6	86.9
General and administrative expenses	62.4	53.0	242.0	147.6
Depreciation and amortization	6.4	5.2	17.2	17.2
Other operating income, net	(5.8)	(1.7)	(44.5)	(4.7)
Total operating costs and expenses	5,271.9	2,918.6	15,173.6	7,599.9
Operating income (loss)	53.0	37.9	593.0	(59.7)
Interest expense, net	50.7	37.5	132.7	100.0
Income from equity method investments	(17.8)	(2.9)	(44.4)	(14.5)
Other income, net	(0.7)	(21.8)	(3.0)	(16.0)
Total non-operating expense, net	32.2	12.8	85.3	69.5
Income (loss) before income tax expense (benefit)	20.8	25.1	507.7	(129.2)
Income tax expense (benefit)	4.0	4.5	107.5	(39.0)
Net income (loss)	16.8	20.6	400.2	(90.2)
Net income attributed to non-controlling interests	9.4	8.8	24.4	24.7
Net income (loss) attributable to Delek	$7.4	$11.8	$375.8	$(114.9)
Basic income (loss) per share	$0.11	$0.16	$5.26	$(1.55)
Diluted income (loss) per share	$0.10	$0.16	$5.21	$(1.55)
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 7 for further discussion.

See accompanying notes to condensed consolidated financial statements

4 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2021		2021
	2022	As Adjusted (1)	2022	As Adjusted (1)
Net income (loss)	$16.8	$20.6	$400.2	$(90.2)
Other comprehensive income (loss):
Commodity contracts designated as cash flow hedges:
Comprehensive loss on commodity contracts designated as cash flow hedges, net of taxes	—	—	—	(0.2)
Other loss, net of taxes	(0.1)	—	(0.2)	—
Total other comprehensive loss	(0.1)	—	(0.2)	(0.2)
Comprehensive income (loss)	16.7	20.6	400.0	(90.4)
Comprehensive income attributable to non-controlling interest	9.4	8.8	24.4	24.7
Comprehensive income (loss) attributable to Delek	$7.3	$11.8	$375.6	$(115.1)
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 7 for further discussion.

See accompanying notes to condensed consolidated financial statements

5 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share data)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2022	88,610,583	$0.9	$1,159.1	$(3.9)	$753.0	(17,575,527)	$(694.1)	$122.4	$1,337.4
Net income	—	—	—	—	7.4	—	—	9.4	16.8
Common stock dividends ($0.40 per share)	—	—	—	—	(28.3)	—	—	—	(28.3)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9.2)	(9.2)
Equity-based compensation expense	—	—	7.7	—	—	—	—	0.1	7.8
Repurchase of common stock	(1,435,602)	—	(40.0)	—	—	—	—	—	(40.0)
Taxes paid due to the net settlement of equity-based compensation	—	—	(1.1)	—	—	—	—	—	(1.1)
Exercise of equity-based awards	53,522	—	—	—	—	—	—	—	—
Other	—	—	—	(0.1)	(0.3)	—	—	—	(0.4)
Balance at September 30, 2022	87,228,503	$0.9	$1,125.7	$(4.0)	$731.8	(17,575,527)	$(694.1)	$122.7	$1,283.0

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings As Adjusted (1)	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity As Adjusted (1)
	Shares	Amount				Shares	Amount
Balance at June 30, 2021	91,637,661	$0.9	$1,192.6	$(7.4)	$386.3	(17,575,527)	$(694.1)	$118.4	$996.7
Net income	—	—	—	—	11.8	—	—	8.8	20.6
Distribution to non-controlling interest	—	—	—	—	—	—	—	(8.2)	(8.2)
Equity-based compensation expense	—	—	6.8	—	—	—	—	0.1	6.9
Taxes paid due to the net settlement of equity-based compensation	—	—	(0.4)	—	—	—	—	—	(0.4)
Exercise of equity-based awards	62,803	—	—	—	—	—	—	—	—
Other	—	—	0.2	—	—	—	—	(0.2)	—
Balance at September 30, 2021	91,700,464	$0.9	$1,199.2	$(7.4)	$398.1	(17,575,527)	$(694.1)	$118.9	$1,015.6

6 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(In millions, except share data)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021, As Adjusted (1)	91,772,080	$0.9	$1,206.5	$(3.8)	$384.7	(17,575,527)	$(694.1)	$119.8	$1,014.0
Net income	—	—	—	—	375.8	—	—	24.4	400.2
Common stock dividends ($0.40 per share)	—	—	—	—	(28.3)	—	—	—	(28.3)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(26.9)	(26.9)
Equity-based compensation expense	—	—	20.1	—	—	—	—	0.3	20.4
Repurchase of common stock	(1,435,602)	—	(40.0)	—	—	—	—	—	(40.0)
Sale of Delek Logistics common limited partner units, net	—	—	8.5	—	—	—	—	5.1	13.6
Purchase of Delek common stock from IEP Energy Holding LLC	(3,497,268)	—	(64.0)	—	—	—	—	—	(64.0)
Taxes paid due to the net settlement of equity-based compensation	—	—	(5.4)	—	—	—	—	—	(5.4)
Exercise of equity-based awards	389,293	—	—	—	—	—	—	—	—
Other	—	—	—	(0.2)	(0.4)	—	—	—	(0.6)
Balance at September 30, 2022	87,228,503	$0.9	$1,125.7	$(4.0)	$731.8	(17,575,527)	$(694.1)	$122.7	$1,283.0

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings As Adjusted (1)	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity As Adjusted (1)
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	91,356,868	$0.9	$1,185.1	$(7.2)	$522.0	(17,575,527)	$(694.1)	$118.4	$1,125.1
Cumulative effect of change in accounting method for certain inventory from LIFO to FIFO, net	—	—	—	—	(8.7)	—	—	—	(8.7)
Net (loss) income	—	—	—	—	(114.9)	—	—	24.7	(90.2)
Other comprehensive loss related to commodity contracts, net	—	—	—	(0.2)	—	—	—	—	(0.2)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(24.1)	(24.1)
Equity-based compensation expense	—	—	17.3	—	—	—	—	0.1	17.4
Taxes paid due to the net settlement of equity-based compensation	—	—	(3.4)	—	—	—	—	—	(3.4)
Exercise of equity-based awards	343,596	—	—	—	—	—	—	—	—
Other	—	—	0.2	—	(0.3)	—	—	(0.2)	(0.3)
Balance at September 30, 2021	91,700,464	$0.9	$1,199.2	$(7.4)	$398.1	(17,575,527)	$(694.1)	$118.9	$1,015.6
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 7 for further discussion.

See accompanying notes to condensed consolidated financial statements

7 |

Financial Statements
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
		2021
	2022	As Adjusted (1)
Cash flows from operating activities:
Net income (loss)	$400.2	$(90.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	209.2	195.6
Non-cash lease expense	48.5	40.8
Deferred income taxes	95.6	(44.6)
Income from equity method investments	(44.4)	(14.5)
Dividends from equity method investments	26.3	19.0
Non-cash lower of cost or market/net realizable value adjustment	19.1	0.3
Equity-based compensation expense	20.4	17.4
Other	10.4	4.8
Changes in assets and liabilities:
Accounts receivable	(230.0)	(473.6)
Inventories and other current assets	(419.8)	(239.1)
Fair value of derivatives	(56.2)	22.4
Accounts payable and other current liabilities	524.8	632.7
Obligation under Supply and Offtake Agreements	108.7	130.8
Non-current assets and liabilities, net	3.3	8.4
Net cash provided by operating activities	716.1	210.2
Cash flows from investing activities:
Acquisition of 3 Bear	(625.4)	—
Equity method investment contributions	(0.1)	(1.6)
Distributions from equity method investments	1.7	6.3
Purchases of property, plant and equipment	(192.8)	(163.1)
Purchase of intangible assets	(4.5)	(0.8)
Proceeds from sale of property, plant and equipment	1.2	11.6
Insurance proceeds	—	4.4
Net cash used in investing activities	(819.9)	(143.2)
Cash flows from financing activities:
Proceeds from long-term revolvers	1,571.4	1,232.8
Payments on long-term revolvers	(1,022.5)	(1,718.5)
Proceeds from term debt	—	400.0
Payments on term debt	(38.9)	(40.1)
Proceeds from product financing agreements	744.6	667.8
Repayments of product financing agreements	(704.6)	(532.2)
Taxes paid due to the net settlement of equity-based compensation	(5.4)	(3.4)
Repurchase of common stock	(40.0)	—
Distribution to non-controlling interest	(26.9)	(24.1)
Proceeds from sale of Delek Logistics LP common limited partner units	16.4	—
Dividends paid	(28.3)	—
Purchase of Delek common stock from IEP Energy Holding LLC	(64.0)	—
Deferred financing costs paid	(0.7)	(6.2)
Net cash provided by financing activities	401.1	(23.9)
Net increase in cash and cash equivalents	297.3	43.1
Cash and cash equivalents at the beginning of the period	856.5	787.5
Cash and cash equivalents at the end of the period	$1,153.8	$830.6

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
(In millions)

	Nine Months Ended September 30,
		2021
	2022	As Adjusted (1)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $1.5 million and $0.4 million in the 2022 and 2021 periods, respectively	$113.5	$79.1
Income taxes	$26.5	$4.1
Non-cash investing activities:
Decrease in accrued capital expenditures	$(10.5)	$(1.5)
Non-cash financing activities:
Non-cash lease liability arising from obtaining right-of-use assets during the period	$17.5	$44.0
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
Change in Accounting Principle
As of January 1, 2022, we changed our method for accounting for inventory held at the Tyler Refinery to the first-in, first-out ("FIFO") costing method from the last-in, first-out ("LIFO") costing method, which will conform the Company’s refining inventory to a single method of accounting. Total inventories accounted for using LIFO, prior to the accounting method change, comprised 28.0% of the Company’s total inventories as of December 31, 2021. This change in accounting method is preferable because it provides better consistency across our refineries and improves transparency, and results in recognition that better reflects the physical flow of inventory and more accurately reflects the current value of inventory. The effects of this change have been retrospectively applied to all periods presented with a cumulative effect adjustment reflected in the January 1, 2021 beginning retained earnings. See Note 7 - Inventory for additional information.
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
Accounting Pronouncements Not Yet Adopted
ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)
In March 2020, the FASB issued an amendment which is intended to provide temporary optional expedients and exceptions to GAAP guidance on contracts, hedge accounting and other transactions affected by the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank rates. This guidance is effective for all entities at any time beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of the ASU. We expect to adopt this guidance on or before the effective date and do not expect the adoption to have a material impact on our condensed consolidated financial statements and related disclosures.

Note 2 - Acquisitions
3 Bear Delaware Holding - NM, LLC Acquisition
Delek Logistics completed the 3 Bear Acquisition on June 1, 2022 (the "Acquisition Date"), in which it acquired crude oil and natural gas gathering, processing and transportation and storage operations, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico.
The purchase price for 3 Bear was $628.1 million. The 3 Bear Acquisition was financed through a combination of cash on hand and borrowings under the Delek Logistics' Credit Facility (as defined in Note 9 of these condensed consolidated financial statements).
For the three and nine months ended September 30, 2022, we incurred $4.2 million and $10.6 million, respectively, in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of income for these periods.
Our consolidated financial and operating results reflect the 3 Bear Acquisition operations beginning June 1, 2022. Our results of operations included revenue and net income of $60.9 million and $8.3 million, respectively, for the three months ended September 30, 2022 and $81.5 million and $9.8 million, respectively, for the nine months ended September 30, 2022.
The 3 Bear Acquisition was accounted for using the acquisition method of accounting, whereby the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values. The excess of the consideration paid over the fair value of the net assets acquired was recorded as goodwill.
Determination of Purchase Price
The table below represents the purchase price (in millions):

Base purchase price:	$624.7
Add: closing net working capital (as defined in the 3 Bear Purchase Agreement)	3.4
Less: closing indebtedness (as defined in the 3 Bear Purchase Agreement)	(80.6)
Cash paid for the adjusted purchase price	547.5
Cash paid to payoff 3 Bear credit agreement (as defined in the 3 Bear Purchase Agreement)	80.6
Purchase price	$628.1

10 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Purchase Price Allocation
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed in the 3 Bear Acquisition as of June 1, 2022 (in millions):

Assets acquired:
Cash and cash equivalents	$2.7
Accounts receivables, net	28.9
Inventories	1.8
Other current assets	1.0
Property, plant and equipment	382.8
Operating lease right-of-use assets	7.4
Goodwill	14.4
Other intangibles, net (1)	223.5
Other non-current assets	0.5
Total assets acquired	663.0

Liabilities assumed:
Accounts payable	8.0
Accrued expenses and other current liabilities	22.1
Current portion of operating lease liabilities	1.1
Asset retirement obligations	2.3
Operating lease liabilities, net of current portion	1.4
Total liabilities assumed	34.9
Fair value of net assets acquired	$628.1
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a preliminary fair value of $210.0 million, which will be amortized over an 11.6-year useful life. We recognized amortization expense for the three and nine months ended September 30, 2022 of $4.5 million and $6.0 million, respectively. The estimated amortization is $18.0 million for each of the five succeeding fiscal years.
•Rights-of-way intangible that is subject to amortization with a preliminary fair value of $13.5 million, which will be amortized over the weighted-average useful life of 25.4 years. We recognized amortization expense for the three and nine months ended September 30, 2022 of $0.2 million and $0.2 million, respectively.. The estimated amortization is $0.6 million for each of the five succeeding fiscal years.

These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available, the final working capital adjustment is complete, and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of September 30, 2022. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805").
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Net sales	$5,324.9	$3,002.4	$15,865.2	$7,647.7
Net income (loss) attributable to Delek	$10.1	$15.7	$376.3	$(184.2)
Net income (loss) per share:
Basic income (loss) per share	$0.14	$0.21	$5.26	$(2.49)
Diluted income (loss) per share	$0.14	$0.21	$5.22	$(2.49)

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
Refining Segment
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd") as of September 30, 2022, including the following:
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
Retail Segment
Our retail segment consists of 248 owned and leased convenience store sites as of September 30, 2022, located primarily in West Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel primarily under the Alon or Delek brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money grams to the public, primarily under the 7-Eleven and DK or Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. In November 2018, we terminated the license agreement with 7-Eleven, Inc. The terms of such agreement and subsequent amendments require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023.
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

13 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by contribution margin for the period indicated (in millions):

	Three Months Ended September 30, 2022
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$3,989.3	$166.9	$253.1	$915.6	$5,324.9
Inter-segment fees and revenues	256.8	127.2	—	(384.0)	—
Operating costs and expenses:
Cost of materials and other	3,968.1	177.7	210.3	559.9	4,916.0
Operating expenses (excluding depreciation and amortization presented below)	172.0	25.9	25.4	3.1	226.4
Segment contribution margin	$106.0	$90.5	$17.4	$(31.4)	182.5
Income from equity method investments	0.1	8.6	—	9.1
Segment contribution margin and income (loss) from equity method investments	$106.1	$99.1	$17.4	$(22.3)
Depreciation and amortization	$48.9	$19.6	$2.6	$1.8	72.9
General and administrative expenses					62.4
Other operating income, net					(5.8)
Operating income					$53.0
Capital spending (excluding business combinations)	$22.7	$32.2	$13.6	$12.3	$80.8

	Three Months Ended September 30, 2021
	Refining (1)	Logistics	Retail	Corporate, Other and Eliminations (1)	Consolidated (1)
Net revenues (excluding inter-segment fees and revenues)	$2,603.8	$79.8	$206.5	$66.4	$2,956.5
Inter-segment fees and revenues	210.8	109.8	—	(320.6)	—
Operating costs and expenses:
Cost of materials and other	2,648.3	105.1	165.2	(240.6)	2,678.0
Operating expenses (excluding depreciation and amortization presented below)	84.2	17.6	23.4	3.3	128.5
Segment contribution margin	$82.1	$66.9	$17.9	$(16.9)	150.0
Income (loss) from equity method investments	0.2	7.3	—	(4.6)
Segment contribution margin and income (loss) from equity method investments	$82.3	$74.2	$17.9	$(21.5)
Depreciation and amortization	$45.9	$10.2	$3.0	$1.7	60.8
General and administrative expenses					53.0
Other operating income, net					(1.7)
Operating income					$37.9
Capital spending (excluding business combinations)	$14.5	$4.2	$1.9	$8.3	$28.9

14 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2022
	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding inter-segment fees and revenues)	$11,755.3	$390.3	$739.7	$2,881.3	$15,766.6
Inter-segment fees and revenues	795.0	377.1	—	(1,172.1)	—
Operating costs and expenses:
Cost of materials and other	11,272.2	480.3	617.1	1,781.5	14,151.1
Operating expenses (excluding depreciation and amortization presented below)	456.9	65.0	73.2	20.7	615.8
Segment contribution margin	$821.2	$222.1	$49.4	$(93.0)	999.7
Income from equity method investments	0.5	22.7	—	21.2
Segment contribution margin and income (loss) from equity method investments	$821.7	$244.8	$49.4	$(71.8)
Depreciation and amortization	$151.6	$43.3	$9.3	$5.0	209.2
General and administrative expenses					242.0
Other operating income, net					(44.5)
Operating income					$593.0
Capital spending (excluding business combinations)	$56.0	$68.0	$22.6	$27.5	$174.1

	Nine Months Ended September 30, 2021
	Refining (1)	Logistics	Retail	Corporate, Other and Eliminations	Consolidated (1)
Net revenues (excluding inter-segment fees and revenues)	$6,415.1	$202.6	$590.3	$332.2	$7,540.2
Inter-segment fees and revenues	555.3	308.4	—	(863.7)	—
Operating costs and expenses:
Cost of materials and other	6,549.9	275.0	466.4	(479.9)	6,811.4
Operating expenses (excluding depreciation and amortization presented below)	313.9	48.0	67.4	20.7	450.0
Segment contribution margin	$106.6	$188.0	$56.5	$(72.3)	278.8
Income (loss) from equity method investments	0.5	18.0	—	(4.0)
Segment contribution margin and income (loss) from equity method investments	$107.1	$206.0	$56.5	$(76.3)
Depreciation and amortization	$149.0	$30.9	$9.6	$6.1	195.6
General and administrative expenses					147.6
Other operating income, net					(4.7)
Operating loss					$(59.7)
Capital spending (excluding business combinations)	$133.0	$14.6	$3.2	$10.8	$161.6
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 7 for further discussion.

Other Segment Information
Assets by segment are not a measure used to assess the performance of the company by the chief operating decision maker and thus are not disclosed.
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
The following table sets forth the computation of basic and diluted earnings per share.

15 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021 (1)	2022	2021 (1)
Numerator:
Numerator for EPS
Net income (loss)	$16.8	$20.6	$400.2	$(90.2)
Less: Income attributed to non-controlling interest	9.4	8.8	24.4	24.7
Numerator for basic and diluted EPS attributable to Delek	$7.4	$11.8	$375.8	$(114.9)

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	70,471,645	74,074,446	71,494,332	73,930,925
Dilutive effect of stock-based awards	637,719	417,730	654,306	—
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	71,109,364	74,492,176	72,148,638	73,930,925
EPS:
Basic income (loss) per share	$0.11	$0.16	$5.26	$(1.55)
Diluted income (loss) per share	$0.10	$0.16	$5.21	$(1.55)
The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be antidilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	2,138,130	3,711,184	2,380,376	2,967,725
Antidilutive due to loss	—	—	—	605,270
Total antidilutive stock-based compensation	2,138,130	3,711,184	2,380,376	3,572,995

(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 7 for further discussion.

Note 5 - Delek Logistics
Delek Logistics is a publicly traded limited partnership formed by Delek in 2012 that owns and operates crude oil, refined products, and natural gas logistics and marketing assets as well as water disposal and recycling assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of September 30, 2022, we owned a 78.9% interest in Delek Logistics, consisting of 34,311,278 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets.
On June 1, 2022, DKL Delaware Gathering, LLC, a subsidiary of Delek Logistics, completed the 3 Bear Acquisition related to crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin in New Mexico. The purchase price was $628.1 million. See Note 2 - Acquisitions for additional information.
On April 14, 2022, Delek Logistics filed a shelf registration statement with the SEC registering, which was declared effective on April 29th, for the potential sale, from time to time by Delek Logistics, of up to $200.0 million of common limited partner units of Delek Logistics.
On December 20, 2021, Delek commenced a program to sell up to 434,590 common limited partner units representing limited partner interests in Delek Logistics over the next three months in open market transactions conducted pursuant to Rule 144 under the Securities Act of 1933, as amended, and a Rule 10b5-1 trading plan. For the nine months ended September 30, 2022, we sold 385,522 units for gross proceeds of $16.4 million or $13.6 million net of taxes, all of which was completed in the first quarter.
In August 2020, Delek Logistics filed a shelf registration statement, which subsequently became effective, with the SEC for the proposed re-sale or other disposition from time to time by Delek of up to 14.0 million common limited partner units representing our limited partner interests in Delek Logistics. No units were sold under this registration in 2022..
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

16 |

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

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$14.9	$4.3
Accounts receivable	53.4	15.4
Inventory	2.5	2.4
Other current assets	2.4	1.0
Property, plant and equipment, net	875.6	449.4
Equity method investments	248.0	250.0
Operating lease right-of-use assets	24.3	20.9
Goodwill	26.6	12.2
Intangible assets, net	370.4	153.9
Other non-current assets	20.1	25.6
Total assets	$1,638.2	$935.1
LIABILITIES AND DEFICIT
Accounts payable	$53.0	$8.2
Accounts payable to related parties	173.2	64.4
Current portion of operating lease liabilities	7.8	6.8
Accrued expenses and other current liabilities	31.9	17.4
Long-term debt	1,448.8	899.0
Asset retirement obligations	9.2	6.5
Operating lease liabilities, net of current portion	11.8	14.1
Other non-current liabilities	16.8	22.7
Deficit	(114.3)	(104.0)
Total liabilities and deficit	$1,638.2	$935.1

Note 6 - Equity Method Investments
Wink to Webster Pipeline
On February 21, 2020, we, through our wholly-owned direct subsidiary Delek Energy, entered into the W2W Holdings LLC Agreement with MPLX Operations LLC ("MPLX") (collectively, with its wholly-owned subsidiaries, the "WWP Project Financing Joint Venture" or the "WWP Project Financing JV"). The WWP Project Financing JV was created for the specific purpose of obtaining financing to fund our combined capital calls resulting from and occurring during the construction period of the pipeline system under the Wink to Webster Pipeline LLC ("WWP") Joint Venture, and to service that debt. In connection with the arrangement, both Delek Energy and MPLX contributed their respective 15% ownership interests in WWP to the WWP Project Financing JV as collateral for and in service of the related project financing. On June 2, 2022, the WWP Project Financing JV refinanced its project finance debt using the proceeds from a $535.0 million senior secured notes issuance due January 31, 2032. In connection with this notes issuance, on June 2, 2022 the WWP Project Financing JV also entered into a senior secured credit agreement that provides for revolving loan commitments in an amount of up to $75.0 million and the issuance of letters of credit in an amount of up to $44.0 million. The maturity date of the revolver and letter credit commitments is June 2, 2027. Distributions received from WWP through the WWP Project Financing JV will first be applied in service of its debt, with excess distributions being made to the members of the WWP Project Financing JV as provided for in the W2W Holdings LLC Agreement and as allowed for under its debt agreements. The obligations of the members under the W2W Holdings LLC Agreement are guaranteed by the parents of the members of the WWP Project Financing JV. On October 13, 2022, we received a $7.9 million excess distribution in accordance with financing arrangements and the W2W Holdings LLC Agreement.
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

17 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company's maximum exposure to any losses incurred by HoldCo is limited to its investment. As of September 30, 2022, except for the guarantee of member obligations under the W2W Holdings LLC Agreement, the Company does not have other existing guarantees with or to HoldCo, or any third-party for work contracted with it.
On September 30, 2021, WWP made the decision to buy Delek out of the Midland Connector Financing Commitment Agreement which provided an interest-free commitment to fund us up to $65.0 million upon completion of a connector to connect the WWP long-haul pipeline to our Big Spring Gathering System, with repayment over 14 years. The buy-out totaled $27.5 million and represented the estimated incremental cost of capital to fund the $65.0 million in expenditures over a 14-year term, and enabled us to recover approximately $18.0 million of capital expenditures that we may not have incurred had it not been for the financing commitment, including approximately $6.6 million that was written off during the third quarter. As a result of the transaction, we recognized $20.9 million of other non-operating income in the third quarter, representing the excess over our current period recognized write-offs.
As of September 30, 2022 and December 31, 2021, Delek's investment balance in WWP Project Financing Joint Venture totaled $54.7 million and $49.3 million, respectively, and is included as part of total assets in corporate, other and eliminations in our segment disclosure. In addition on the investment, we recognized income of $1.2 million and $5.4 million for the three and nine months ended September 30, 2022, respectively, and a loss of $8.8 million and $12.9 million for the three and nine months ended September 30, 2021, respectively.
Delek Logistics Investments
Delek Logistics has a 33% membership interest in Red River Pipeline Company LLC (“Red River”), which owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. As of September 30, 2022 and December 31, 2021, Delek's investment balance in Red River totaled $143.7 million and $144.0 million, respectively. We made no capital contributions during the nine months ended September 30, 2022 and made $1.4 million in capital contributions during the nine months ended September 30, 2021 based on capital calls. We recognized income on the investment totaling $4.7 million and $14.6 million for the three and nine months ended September 30, 2022, respectively, and $3.9 million and $9.9 million for the three and nine months ended September 30, 2021, respectively. This investment is accounted for using the equity method and is included as part of total assets in our logistics segment.
In addition to Red River, Delek Logistics has two joint ventures that own and operate logistics assets, and which serve third parties and subsidiaries of Delek. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems (the "Caddo Pipeline") and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system (the "Rio Pipeline"). As of September 30, 2022 and December 31, 2021, Delek Logistics' investment balances in these joint ventures totaled $104.3 million and $106.0 million, respectively, and were accounted for using the equity method. We recognized income on these investments totaling $3.9 million and $8.1 million for the three and nine months ended September 30, 2022, respectively, and $3.4 million and $8.0 million for the three and nine months ended September 30, 2021, respectively.
Other Investments
In addition to our pipeline joint ventures, we also have a 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S., as well as a 50% interest in a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in Arkansas. As of September 30, 2022 and December 31, 2021, Delek's investment balance in these joint ventures was $57.9 million and $44.8 million, respectively. We recognized income on these investments totaling $8.0 million and $16.3 million for the three and nine months ended September 30, 2022, respectively, and $4.4 million and $9.5 million for the three and nine months ended September 30, 2021, respectively. These investments are accounted for using the equity method and is included as part of total assets in corporate, other and eliminations in our segment disclosure.

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

18 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
decrease to retained earnings of $8.7 million as of January 1, 2021 in accordance with ASC 250, Accounting Changes and Error Corrections.
The following table presents the components of inventory for each period presented reflecting the accounting method change discussed above:

		December 31, 2021
(in millions)	September 30, 2022	As Adjusted (1)
Refinery raw materials and supplies	$756.9	$516.0
Refinery work in process	223.4	156.2
Refinery finished goods	611.2	550.6
Retail fuel	10.4	9.3
Retail merchandise	29.8	26.2
Logistics refined products	2.5	2.4
Total inventories	$1,634.2	$1,260.7
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories, as described above.

In addition, certain financial statement line items in our Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2021, our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 and our Consolidated Condensed Balance Sheet as of December 31, 2021, were retrospectively adjusted as follows:

	Three Months Ended September 30, 2021
(In millions)	As Reported (using LIFO)	Adjustment	As Adjusted (using FIFO)
Condensed Consolidated Statements of Income
Cost of materials and other	$2,670.1	$7.9	$2,678.0
Total cost of sales	$2,828.1	$7.9	$2,836.0
Income before income tax expense	$33.0	$(7.9)	$25.1
Income tax expense	$6.1	$(1.6)	$4.5
Net income	$26.9	$(6.3)	$20.6
Net income attributable to Delek	$18.1	$(6.3)	$11.8

Net income per share attributable to Delek
Basic	$0.24	$(0.08)	$0.16
Diluted	$0.24	$(0.08)	$0.16

	Nine Months Ended September 30, 2021
(In millions)	As Reported (using LIFO)	Adjustment	As Adjusted (using FIFO)
Condensed Consolidated Statements of Income
Cost of materials and other	$6,871.4	$(60.0)	$6,811.4
Total cost of sales	$7,412.9	$(60.0)	$7,352.9
Loss before income tax benefit	$(189.2)	$60.0	$(129.2)
Income tax benefit	$(52.3)	$13.3	$(39.0)
Net loss	$(136.9)	$46.7	$(90.2)
Net loss attributable to Delek	$(161.6)	$46.7	$(114.9)

Net loss per share attributable to Delek
Basic	$(2.19)	$0.64	$(1.55)
Diluted	$(2.19)	$0.64	$(1.55)

19 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
(In millions)	As Reported (using LIFO)	Adjustment	As Adjusted (using FIFO)
Condensed Consolidated Balance Sheet
Inventories, net of inventory valuation reserves	$1,176.1	$84.6	$1,260.7
Total Assets	$6,728.0	$84.6	$6,812.6
Deferred tax liabilities	$196.4	$18.1	$214.5
Retained Earnings	$318.2	$66.5	$384.7
Total liabilities and stockholders' equity	$6,728.0	$84.6	$6,812.6

	Nine Months Ended September 30, 2021
(In millions)	As Reported (using LIFO)	Adjustment	As Adjusted (using FIFO)
Condensed Consolidated Statements of Cash Flows
Net loss	$(136.9)	$46.7	$(90.2)
Non-cash lower of cost or market/net realizable value adjustment	$(29.9)	$30.2	$0.3
Deferred income taxes	$(50.3)	$5.7	$(44.6)
Inventories and other current assets	$(186.0)	$(53.1)	$(239.1)
Accounts payable and other current liabilities	$662.2	$(29.5)	$632.7

The following tables reflect the effect of the change in the accounting principle on the current period Condensed Consolidated Financial Statements:

	Three Months Ended September 30, 2022
(In millions)	As Computed (using LIFO)	As Reported (using FIFO)	Effect of Change
Condensed Consolidated Statements of Income
Cost of materials and other	$4,797.2	$4,916.0	$(118.8)
Total cost of sales	$5,061.9	$5,180.7	$(118.8)
(Loss) income before income tax (benefit) expense	$139.6	$20.8	$118.8
Income tax (benefit) expense	$29.3	$4.0	$25.3
Net (loss) income attributable to Delek	$100.9	$7.4	$93.5

Net (loss) income per share attributable to Delek
Basic	$1.43	$0.11	$1.32
Diluted	$1.42	$0.10	$1.32

	Nine Months Ended September 30, 2022
(In millions)	As Computed (using LIFO)	As Reported (using FIFO)	Effect of Change
Condensed Consolidated Statements of Income
Cost of materials and other	$14,198.8	$14,151.1	$47.7
Total cost of sales	$14,917.0	$14,869.3	$47.7
Income before income tax expense	$460.0	$507.7	$(47.7)
Income tax expense	$97.4	$107.5	$(10.1)
Net income attributable to Delek	$338.2	$375.8	$(37.6)

Net income per share attributable to Delek
Basic	$4.73	$5.26	$(0.53)
Diluted	$4.69	$5.21	$(0.52)

20 |

Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2022
(In millions)	As Computed (using LIFO)	As Reported (using FIFO)	Effect of Change
Condensed Consolidated Balance Sheet
Inventories, net inventory valuation reserves	$1,527.9	$1,634.2	$(106.3)
Total Assets	$8,290.5	$8,396.8	$(106.3)
Accrued expenses and other current	$990.5	$969.8	$20.7
Deferred tax liabilities	$286.7	$309.6	$(22.9)
Retained Earnings	$627.7	$731.8	$(104.1)
Total liabilities and stockholders' equity	$8,290.5	$8,396.8	$(106.3)

	Nine Months Ended September 30, 2022
(In millions)	As Computed (using LIFO)	As Reported (using FIFO)	Effect of Change
Condensed Consolidated Statements of Cash Flows
Net income	$362.6	$400.2	$(37.6)
Non-cash lower of cost or market/net realizable value adjustment	$19.5	$19.1	$0.4
Deferred income taxes	$90.8	$95.6	$(4.8)
Inventories and other current assets	$(398.5)	$(419.8)	$21.3
Accounts payable and other current liabilities	$545.5	$524.8	$20.7

At September 30, 2022, we recorded a pre-tax inventory valuation reserve of $28.4 million due to a market price decline below our cost of certain inventory products. At December 31, 2021, we recorded a pre-tax inventory valuation reserve of $9.3 million. We recognized a net reduction (increase) in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of $(20.3) million and $(19.1) million for the three and nine months ended September 30, 2022, respectively, and $(0.2) million and $(0.3) million for the three and nine months ended September 30, 2021, respectively.
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
Barrels subject to the Supply and Offtake Agreements are as follows (in millions):

	El Dorado	Big Spring	Krotz Springs
Baseline Volumes pursuant to the respective Supply and Offtake Agreements	2.0	0.8	1.3
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of September 30, 2022 (1)	3.2	1.5	1.1
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of December 31, 2021 (1)	3.5	1.3	1.2
(1) Includes Baseline Volumes plus/minus over/short quantities.

21 |

The Supply and Offtake Agreements have certain termination provisions, which may include requirements to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
In April 2020, we amended and restated our three Supply and Offtake Agreements to renew and extend the terms to December 30, 2022. J. Aron has the sole discretion to further extend the three Supply and Offtake Agreements to May 30, 2025 by giving notice at least 6 months prior to the current maturity date; J. Aron did not provide notice to further extend to May 30, 2025. As part of the April 2020 amendment, there were changes to the underlying market index, annual fee, the crude purchase fee, crude roll fees and timing of cash settlements related to periodic price adjustments (the "Periodic Price Adjustments"). The repurchase of Baseline Volumes at the end of the Supply and Offtake Agreement term (representing the "Baseline Step-Out Liability" or, collectively, the "Baseline Step-Out Liabilities") continue to be recorded at fair value under the fair value election included under ASC 815 and ASC 825. The Baseline Step-Out Liabilities have a floating component whose fair value reflects changes to commodity price risk with changes in fair value recorded in cost of materials and other and a fixed component whose fair value reflects changes to interest rate risk with changes in fair value recorded in interest expense. There was no amendment date change in fair value resulting from the modification. The Baseline Step-Out Liabilities are reflected as non-current liabilities on our condensed consolidated balance sheet to the extent that they are not contractually due within twelve months. Monthly activity resulting in over and short volumes are valued using market-indexed pricing, and are included in current liabilities (or receivables) on our condensed consolidated balance sheet.
Pursuant to the Periodic Price Adjustments provision in the Supply and Offtake Agreements, the Company may be required to pay down all or a portion of the fixed component of the Baseline Step-Out Liabilities or may receive additional proceeds depending on the change in fair value of the inventory collateral subject to a threshold at certain specified periodic pricing dates (the "Periodic Pricing Dates"), which occur on October 1st and May 1st, annually, not to extend beyond expiration of the Supply and Offtake Agreements. Additionally, at the Periodic Pricing Dates, if a Periodic Price Adjustment is triggered, the prospective pricing underlying the fixed component of the Baseline Step-Out Liabilities will be adjusted to reflect either the pay-down or the incremental proceeds, accordingly. As of September 30, 2022, the fixed component of the Baseline Step-Out Liabilities subject to the Periodic Price Adjustments amounted to approximately $72.8 million. Some portion of that amount may become due or payable if Periodic Price Adjustments are triggered on the Periodic Pricing Dates.
Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other in the consolidated statements of income. With respect to the Baseline Step-Out liabilities, we recognized gains (losses) in cost of materials and other attributable to changes in fair value due to commodity-index price totaling $124.2 million and $(82.6) million during the three and nine months ended September 30, 2022, respectively, and $(0.8) million and $(104.9) million during the three and nine months ended September 30, 2021, respectively.
Net balances payable (receivable) under the Supply and Offtake Agreements were as follows as of the balance sheet dates (in millions):

	El Dorado	Big Spring	Krotz Springs	Total
Balances as of September 30, 2022:
Baseline Step-Out Liability	$200.1	$86.1	$126.8	$413.0
Revolving over/short inventory financing liability (receivable)	120.8	77.4	(15.0)	183.2
Total Obligations Under Supply and Offtake Agreements - Current portion	$320.9	$163.5	$111.8	$596.2
Other (receivable) payable for monthly activity true-up	$23.7	$23.5	$24.0	$71.2

	El Dorado	Big Spring	Krotz Springs	Total
Balances as of December 31, 2021:
Baseline Step-Out Liability	$159.6	$68.4	$102.4	$330.4
Revolving over/short inventory financing liability (receivable)	120.9	41.1	(4.9)	157.1
Total Obligations Under Supply and Offtake Agreements - Current portion	$280.5	$109.5	$97.5	$487.5
Other (receivable) payable for monthly activity true-up	$(2.7)	$1.0	$7.0	$5.3

The Supply and Offtake Agreements require payments of fixed annual fees which are factored into the interest rate yield under the fair value accounting model and recorded in interest expense. Recurring cash fees paid during the periods presented were as follows (in millions):

	El Dorado	Big Spring	Krotz Springs	Total
Recurring cash fees paid during the three months ended September 30, 2022	$3.6	$1.3	$1.0	$5.9
Recurring cash fees paid during the three months ended September 30, 2021	$2.5	$0.9	$1.0	$4.4
Recurring cash fees paid during the nine months ended September 30, 2022	$9.5	$3.3	$3.3	$16.1
Recurring cash fees paid during the nine months ended September 30, 2021	$7.7	$2.4	$3.2	$13.3

22 |

We maintained letters of credit under the Supply and Offtake Agreements as follows (in millions):

El Dorado
Letters of credit outstanding as of September 30, 2022	$145.0
Letters of credit outstanding as of December 31, 2021	$195.0

Note 9 - Long-Term Obligations and Notes Payable
Outstanding borrowings, net of unamortized debt discounts and certain deferred financing costs, under Delek’s existing debt instruments are as follows (in millions):

	September 30, 2022	December 31, 2021
Revolving Credit Facility	$—	$—
Term Loan Credit Facility (1)	1,234.8	1,240.0
Hapoalim Term Loan (2)	—	29.0
Delek Logistics Credit Facility (3)	806.4	258.0
Delek Logistics 2025 Notes (4)	247.4	246.7
Delek Logistics 2028 Notes (5)	395.0	394.3
United Community Bank Revolver	50.0	50.0
	2,733.6	2,218.0
Less: Current portion of long-term debt and notes payable	63.0	92.2
	$2,670.6	$2,125.8
(1)Net of deferred financing costs of $1.7 million and $2.2 million at September 30, 2022 and December 31, 2021, respectively and debt discount of $13.7 million and $17.8 million at September 30, 2022 and December 31, 2021, respectively.
(2)Net of deferred financing costs of $0.1 million and a debt discount of $0.1 million at December 31, 2021.
(3)Net of deferred financing costs of $0.5 million at September 30, 2022.
(4)Net of deferred financing costs of $2.0 million and $2.5 million at September 30, 2022 and December 31, 2021, respectively and debt discount of $0.6 million and $0.8 million at September 30, 2022 and December 31, 2021, respectively.
(5)Net of deferred financing costs of $5.0 million and $5.7 million at September 30, 2022 and December 31, 2021, respectively.

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

23 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
In addition, the Revolving Credit Facility requires Delek to pay an unused line fee on the average amount of unused commitments thereunder in each quarter, which fee is at a rate of 0.25% or 0.375% per annum, depending on average commitment usage for such quarter. As of September 30, 2022, the unused line fee was 0.375% per annum.
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

24 |

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
Additional Information
At September 30, 2022, the borrowing rate for base rate loans under the Revolving Credit Facility was 6.50% and there was no principal amount outstanding thereunder. Additionally, there were letters of credit issued of approximately $212.6 million as of September 30, 2022 under the Revolving Credit Facility. Unused credit commitments under the Revolving Credit Facility, as of September 30, 2022, were approximately $787.4 million.
At September 30, 2022, the weighted average borrowing rate under the Term Loan Credit Facility was approximately 5.87% comprised entirely of LIBOR borrowings, and the principal amount outstanding thereunder was $1,250.2 million. As of September 30, 2022, the effective interest rate related to the Term Loan Credit Facility was 6.41%.
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
On July 30, 2021, January 31, 2022, and June 30, 2022, we elected to voluntarily prepay $10.0 million in principal of the term loan. A final voluntary principal prepayment of $9.0 million was made on September 30, 2022, thereby repaying the BHI Term Loan in full.
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
The Delek Logistics Credit Facility has a maturity date of September 28, 2023. Borrowings under the Delek Logistics Credit Facility bear interest at either a U.S. dollar prime rate, Canadian dollar prime rate, or recently amended term Secured Overnight Financing Rate (“Term SOFR”), or a CDOR rate, in each case plus applicable margins, at the election of the borrowers and as a function of draw down currency. The applicable margin in each case and the fee payable for the unused revolving commitments vary based upon Delek Logistics' most recent total leverage ratio calculation delivered to the lenders, as called for and defined under the terms of the Delek Logistics Credit Facility. At September 30, 2022, the weighted average borrowing rate was approximately 5.64%. Additionally, the Delek Logistics Credit Facility requires Delek Logistics to pay a leverage ratio dependent quarterly fee on the average unused revolving commitment. As of September 30, 2022, this fee was 0.50% on an annualized basis.
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

25 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Facility in an amount of $1.0 billion, (ii) increased the U.S. L/C Sublimit (as defined in the Delek Logistics Credit Facility) to an aggregate amount equal to $90.0 million and (iii) increased the U.S. Swing Line Sublimit (as defined in the Delek Logistics Credit) to an aggregate amount equal to $18.0 million.
As of September 30, 2022, Delek Logistics had $806.9 million of outstanding borrowings under the Delek Logistics Credit Facility, with no letters of credit in place. Unused credit commitments under the Delek Logistics Credit Facility, as of September 30, 2022, were $193.1 million.
Delek Logistics 2025 Notes
On May 23, 2017, Delek Logistics and its wholly owned subsidiary Delek Logistics Finance Corp. (“Finance Corp.” and together with Delek Logistics, the “Issuers”) issued $250.0 million in aggregate principal amount of 6.75% senior notes due 2025 (the “Delek Logistics 2025 Notes”) at a discount. The Delek Logistics 2025 Notes are general unsecured senior obligations of the Issuers. The Delek Logistics 2025 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics' existing subsidiaries (other than Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics' future subsidiaries. The Delek Logistics 2025 Notes rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right of payment to any future subordinated indebtedness of the Issuers. The Delek Logistics 2025 Notes will mature on May 15, 2025 and interest on the Delek Logistics 2025 Notes is payable semi-annually in arrears on each May 15 and November 15.
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
As of September 30, 2022, we had $250.0 million in outstanding principal amount under the Delek Logistics 2025 Notes, and the effective interest rate was 7.19%.
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
As of September 30, 2022, we had $400.0 million in outstanding principal amount under the Delek Logistics 2028 Notes, and the effective interest rate was 7.40%.

26 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
United Community Bank Revolver
Delek has an unsecured revolving credit agreement with United Community Bank (formally Reliant Bank) (the "United Community Bank Revolver") with a maximum borrowing commitment of $50.0 million. On June 30, 2022, among other things, we amended the United Community Bank Revolver to extend the maturity date to June 30, 2023 and change the interest rate per annum to a variable rate equal to the Wall Street Journal Prime Rate plus 0.75% effective July 1, 2022. The revolving credit agreement requires us to pay a quarterly fee of 0.50% on an annualized basis on the average unused revolving commitment. As of September 30, 2022, the interest rate was 7.00% under the United Community Revolver and we had $50.0 million outstanding, with no unused credit commitments available.
Restrictive Covenants
Under the terms of our Revolving Credit Facility, Term Loan Credit Facility, Delek Logistics Credit Facility, Delek Logistics 2025 Notes, Delek Logistics 2028 Notes, United Community Bank Revolver and BHI Agreement, we are required to comply with certain usual and customary financial and non-financial covenants. The terms and conditions of the Revolving Credit Facility include periodic compliance with a springing minimum fixed charge coverage ratio financial covenant if excess availability under the revolver borrowing base is below certain thresholds, as defined in the credit agreement. The Term Loan Credit Facility does not have any financial maintenance covenants. We believe we were in compliance with all covenant requirements under each of our credit facilities as of September 30, 2022.
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
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales ("NPNS") pursuant to ASC 815. If we elect the NPNS exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. Our Canadian crude trading operations are accounted for as derivative instruments, and the related unrealized and realized gains and losses are recognized in other operating income, net on the condensed consolidated statements of income. Additionally, as of and for the three and nine months ended September 30, 2022, other forward contracts accounted for as derivatives that are specific to managing crude costs rather than for trading purposes are recognized in cost of materials and other on the accompanying condensed consolidated statements of income in our refining segment, and are included in our disclosures of commodity derivatives in the tables below.
Futures, swaps or other commodity related derivative instruments that are utilized to specifically provide economic hedges on our Canadian forward contract or investment positions are recognized in other operating income, net because that is where the related

27 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As of September 30, 2022, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
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
The following table presents the fair value of our derivative instruments as of September 30, 2022 and December 31, 2021. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 11 for further information regarding the fair value of derivative instruments (in millions).

		September 30, 2022		December 31, 2021
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives(1)	Other current assets	$148.9	$(109.5)	$21.5	$—
Commodity derivatives(1)	Other current liabilities	60.0	(73.4)	101.5	(102.3)
Commodity derivatives(1)	Other long-term assets	35.3	(34.2)	—	—
Commodity derivatives(1)	Other long-term liabilities	—	—	6.1	(6.1)
RIN commitment contracts(2)	Other current assets	9.7	—	1.6	—
RIN commitment contracts(2)	Other current liabilities	—	(7.8)	—	(0.7)
Total gross fair value of derivatives		$253.9	$(224.9)	$130.7	$(109.1)
Less: Counterparty netting and cash collateral(3)		179.5	(203.7)	107.1	(82.4)
Total net fair value of derivatives		$74.4	$(21.2)	$23.6	$(26.7)
(1)As of September 30, 2022 and December 31, 2021, we had open derivative positions representing 115,800,264 and 182,525,893 barrels, respectively, of crude oil and refined petroleum products. There were no open positions designated as cash flow hedging instruments as of September 30, 2022 and December 31, 2021. Additionally, as of September 30, 2022 and December 31, 2021, we had open derivative positions representing 7,785,000 and 1,320,000 MMBTU of natural gas products.
(2)As of September 30, 2022 and December 31, 2021, we had open RINs commitment contracts representing 150,800,000 and 16,325,000 RINs, respectively.
(3)As of September 30, 2022 and December 31, 2021, $24.2 million and $(24.7) million, respectively, of cash collateral (obligation) held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our non-trading commodity derivatives and RINs commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gains (losses) on hedging derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$78.0	$(23.2)	$(27.7)	$56.4
Gains (losses) on non-trading physical forward contract commodity derivatives in cost of materials and other	0.3	7.5	5.1	7.5
(Losses) gains on hedging derivatives not designated as hedging instruments recognized in operating expenses	—	—	(1.7)	—
Realized gains reclassified out of accumulated other comprehensive income and into cost of materials and other on commodity derivatives designated as cash flow hedging instruments	—	—	—	0.2
Total gains (losses)	$78.3	$(15.7)	$(24.3)	$64.1
(1)     Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $24.8 million and $20.2 million for the three and nine months ended September 30, 2022, respectively, and $(6.8) million and $(16.2) million for the three and nine months ended September 30, 2021, respectively.

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

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2022 or 2021. There were no gains (losses), net of tax, on settled commodity contracts during the three and nine months ended September 30, 2022 and $0.2 million during the nine months ended September 30, 2021, respectively, which were reclassified into cost of materials and other in the condensed consolidated statements of income. As of September 30, 2022, we estimate that no amount of deferred gains related to commodity cash flow hedges will be reclassified into cost of materials and other over the next 12 months as a result of hedged transactions that are forecasted to occur.
Total (losses) gains on our trading derivatives (none of which were designated as hedging instruments) recorded in other operating income, net on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Trading Physical Forward Contract Commodity Derivatives
Realized gains (losses)	$1.2	$2.8	$19.7	$4.9
Unrealized losses	—	(0.8)	(0.3)	(0.4)
Total	$1.2	$2.0	$19.4	$4.5

Trading Hedging Commodity Derivatives
Realized gains (losses)	$(0.3)	$(0.9)	$11.6	$(5.9)
Unrealized gains (losses)	0.7	0.7	(15.8)	0.2
Total	$0.4	$(0.2)	$(4.2)	$(5.7)

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
Our environmental credits obligation surplus or deficit includes the Consolidated Net RINs Obligation surplus or deficit, as well as other environmental credit obligation surplus or deficit positions subject to fair value accounting pursuant to our accounting policy). The environmental credits obligation surplus or deficit is categorized as Level 2, if measured at fair value either directly through observable

29 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
inputs or indirectly through market-corroborated inputs, and gains (losses) related to changes in fair value are recorded as a component of cost of materials and other in the consolidated statements of income. With respect to our Consolidated Net RINs Obligation surplus or deficit, we recognized gains (losses) on changes in fair value totaling $(12.6) million and $(53.6) million for three and nine months ended September 30, 2022, respectively, and $46.6 million and $(58.3) million for three and nine months ended September 30, 2021, respectively, primarily attributable to changes in the market prices of the underlying credits that occurred at the end of each quarter including changes in volume requirements related to the 2020, 2021 and 2022 RINs Obligation to reflect the June 2022 EPA finalized volume requirements.
As of and for the nine months ended September 30, 2022 and 2021, we elected to account for our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. With respect to the amended and restated Supply and Offtake Agreements, such amendments being effective April 2020 for all the agreements, we apply fair value measurement as follows: (1) we determine fair value for our amended variable step-out liability based on changes in fair value related to market volatility based on a floating commodity-index price, and for our amended fixed step-out liability based on changes to interest rates and the timing and amount of expected future cash settlements where such obligation is categorized as Level 2 Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other, and changes in fair value due to interest rate risk are recorded as a component of interest expense in the condensed consolidated statements of income; and (2) we determine fair value of the commodity-indexed revolving over/short inventory financing liability based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2 and is presented in the current portion of the Obligation under Supply and Offtake Agreements on our condensed consolidated balance sheets. Gains (losses) related to the change in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income.
For all other financial instruments, the fair value approximates the historical or amortized cost basis comprising our carrying value and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$244.2	$—	$244.2
Commodity investments	9.8	—	—	9.8
RINs commitment contracts	—	9.7	—	9.7
Total assets	9.8	253.9	—	263.7
Liabilities
Commodity derivatives	—	(217.1)	—	(217.1)
RINs commitment contracts	—	(7.8)	—	(7.8)
Environmental credits obligation deficit	—	(168.7)	—	(168.7)
J. Aron supply and offtake obligations	—	(596.2)	—	(596.2)
Total liabilities	—	(989.8)	—	(989.8)
Net liabilities	$9.8	$(735.9)	$—	$(726.1)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$129.1	$—	$129.1
RINs commitment contracts	—	1.6	—	1.6
Total assets	—	130.7	—	130.7
Liabilities
Commodity derivatives	—	(108.4)	—	(108.4)
RINs commitment contracts	—	(0.7)	—	(0.7)
Environmental credits obligation deficit	—	(172.2)	—	(172.2)
J. Aron supply and offtake obligations	—	(487.5)	—	(487.5)
Total liabilities	—	(768.8)	—	(768.8)
Net liabilities	$—	$(638.1)	$—	$(638.1)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs

30 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of September 30, 2022 and December 31, 2021, $24.2 million and $(24.7) million, respectively, of cash collateral (obligation) was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 10 for further information regarding derivative instruments.
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
On June 19, 2017, the Arkansas Teacher Retirement System filed a lawsuit in the Delaware Court of Chancery (Arkansas Teacher Retirement System v. Alon USA Energy, Inc., et al., Case No. 2017-0453), asserting claims for breach of fiduciary duty in connection with the business combination of Delek US Holdings, Inc. and Alon USA Energy, Inc. Following a mediation, the parties to the litigation agreed to a settlement and release of all claims of the plaintiff class in exchange for the defendants' agreement to pay $44.8 million into a settlement fund, of which our insurance carriers agreed to fund approximately $42.5 million under the applicable insurance policies and pursuant to varying limits and limitations. The settlement, in which the Company and other defendants expressly deny all assertions of wrongdoing or fault, was approved by the Court on October 29, 2021. In addition to the $2.3 million of the settlement that was not covered by insurance, we accrued $4.2 million of estimated unpaid and remaining legal fees. As of September 30, 2022 the remaining unpaid balance is $0.2 million, and is included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet.
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

31 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
future to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations.
As of September 30, 2022, we have recorded an environmental liability of approximately $115.1 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $3.1 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
Included in our environmental liabilities as of both September 30, 2022 and December 31, 2021 is a liability totaling $78.5 million related to a property that we historically operated as an asphalt and marine fuel terminal both as an owner and, subsequently, as a lessee under an in-substance lease agreement (the “License Agreement”). The License Agreement, which provided us the license to continue operating our asphalt and marine fuel terminal operations on the property for a term of ten years and expired in June 2020, also ascribed a contractual noncontingent indemnification guarantee to certain of our wholly-owned subsidiaries related to certain incremental environmental remediation activities, predicated on the completion of certain property development activities ascribed to the lessor. Our combined liability, comprised of our environmental liability plus the estimated fair value of the noncontingent guarantee liability, was recorded when Delek acquired the outstanding common stock of Alon, effective July 1, 2017 ("Delek/Alon Merger"). While the License Agreement expired in June 2020, it is currently being disputed in litigation where we have determined that no loss accrual is necessary and that the amount of incremental loss that is reasonably possible is immaterial as of September 30, 2022. Such ongoing dispute causes sufficient uncertainty around the release of risk and the appropriate joint and several liability allocations thereunder that we cannot currently determine a more reasonable estimate of the potential total contingent liability that is probable, nor do we have sufficient information to better estimate the fair value of any remaining noncontingent guarantee liability. As such, as of September 30, 2022 and December 31, 2021, except for accretion and expenditures, our combined environmental liability related to the terminal and property remained unchanged.
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
El Dorado Refinery Fire
On February 27, 2021, our El Dorado refinery experienced a fire in its Penex unit. Contrary to initial assessments, and despite occurring during the early stages of turnaround activity, the facility did suffer operational disruptions as a result of the fire. During the nine months ended September 30, 2021, we incurred workers' compensation losses of $3.8 million associated with the fire, which is included in operating expenses in the accompanying condensed consolidated statements of income. Additionally, we recognized accelerated depreciation of $1.0 million in the nine months ended September 30, 2021 due to property damaged in the fire, which was recovered during 2021. An additional $3.4 million was recognized as a gain, in excess of these losses, during the three months ended September 30, 2021. No expense was recorded related to the El Dorado refinery fire during the three and nine months ended September 30, 2022. We continue to incur repair costs that may be recoverable under property and casualty insurance policies. In addition, during the three and

32 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
nine months ended September 30, 2022, we recognized a gain of $0.5 million and $8.1 million, respectively, related to business interruption claims. Such gain is included in other operating income in the condensed consolidated statements of income. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and may result in the future recognition of insurance recoveries.
Winter Storm Uri
During February 2021, the Company experienced a severe weather event ("Winter Storm Uri") which temporarily impacted operations at all of our refineries. Due to the extreme freezing conditions, we experienced reduced throughputs at our refineries as there was a disruption in the crude supply, as well as damages to various units at our refineries requiring additional operating and capital expenditures. We recognized additional operating expenses in the amount of $0.9 million and $16.8 million in the three and nine months ended September 30, 2021 due to property damaged in the freeze, which was recovered during 2021. No expense was recorded related to the Winter Storm Uri during the three and nine months ended September 30, 2022. An additional $0.1 million was recognized as a gain in excess of losses during the nine months ended September 30, 2022. We continue to incur repair costs that may be recoverable under property and casualty insurance policies. In addition, during the three and nine months ended September 30, 2022, we recognized a gain of $6.9 million and $17.9 million, respectively, related to business interruption claims. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and is expected to result in additional future recognition of insurance recoveries.
Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets. There were no material releases that occurred during the nine months ended September 30, 2022. For other releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. We expect regulatory closure in 2022 for the release sites that have not yet received it and do not anticipate material costs associated with any fines or penalties or to complete activities that may be needed to achieve regulatory closure. Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our condensed consolidated statements of income.
Letters of Credit
As of September 30, 2022, we had in place letters of credit totaling approximately $212.6 million with various financial institutions securing obligations primarily with respect to our commodity transactions for the refining segment and certain of our insurance programs. There were no amounts drawn by beneficiaries of these letters of credit at September 30, 2022.

Note 13 - Income Taxes
Under ASC 740, Income Taxes (“ASC 740”) we used an estimated annual tax rate to record income taxes for the three and nine months ended September 30, 2022 and September 30, 2021. Our effective tax rate was 19.2% and 21.2% for the three and nine months ended September 30, 2022, respectively, and 17.9% and 30.2% for the three and nine months ended September 30, 2021, respectively. The difference between the effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was primarily due to the impact of credits and permanent differences on the tax rate due to changes in pre-tax income and changes in the third quarter estimated annual effective tax rate applied to year-to-date loss for the nine months ended September 30, 2021.
Note 14 - Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 6). Transactions with our related parties were as follows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues (1)	$37.8	$25.7	$81.7	$55.3
Cost of materials and other (2)	$34.7	$12.4	$81.8	$37.4
(1)Consists primarily of asphalt sales which are recorded in corporate, other and eliminations segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

33 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 15 - Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	September 30, 2022	December 31, 2021
Prepaid expenses	$97.9	$44.9
Short-term derivative assets (see Note 10)	73.2	23.6
Investment commodities	9.8	45.0
Income and other tax receivables	19.2	3.6
Other	5.9	8.9
Total	$206.0	$126.0

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	September 30, 2022	December 31, 2021
Product financing agreements	$305.7	$249.6
Crude purchase liabilities	204.0	107.4
Consolidated Net RINs Obligation deficit (see Note 11)	168.7	172.2
Income and other taxes payable	90.5	124.8
Employee costs	76.3	44.4
Deferred revenue	37.1	44.6
Short-term derivative liabilities (see Note 10)	21.3	26.8
Other	66.2	28.0
Total	$969.8	$797.8

Note 16 - Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 and Alon USA Energy, Inc. 2005 Long-Term Incentive Plans (collectively, the "Incentive Plans")
On May 3, 2022, the Company's stockholders approved an amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan that increased the number of shares of common stock available for issuance under this plan by 760,000 shares to 14,995,000 shares; no awards will be made under this plan after May 5, 2026. Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $7.3 million and $19.1 million for the three and nine months ended September 30, 2022, respectively, and $6.5 million and $16.7 million for the three and nine months ended September 30, 2021, respectively. These amounts are included in general and administrative expenses and operating expenses in the accompanying condensed consolidated statements of income. As of September 30, 2022, there was $49.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years.
We issued net shares of common stock of 53,522 and 389,293 as a result of exercised or vested equity-based awards during the three and nine months ended September 30, 2022, respectively, and 62,803 and 343,596 for the three and nine months ended September 30, 2021, respectively. These amounts are net of 50,521 and 318,684 shares withheld to satisfy employee tax obligations related to the exercises and vesting during the three and nine months ended September 30, 2022, respectively, and 11,781 and 159,110 shares during the three and nine months ended September 30, 2021, respectively.
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

34 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 17 - Shareholders' Equity
Dividends
In 2022, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
June 21, 2022	$0.20	July 12, 2022	July 20, 2022
August 1, 2022	$0.20	August 22, 2022	September 6, 2022
October 31, 2022	$0.21	November 18, 2022	December 2, 2022

Stock Repurchase Program
On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases are made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. In the second quarter of 2020, we elected to suspend the share repurchase program with a $229.7 million remaining authorization balance. On August 1, 2022, the Board of Directors approved an approximately $170.3 million increase in its share repurchase authorization, bringing the total amount available for repurchases under current authorizations to $400.0 million. During both the three and nine months ended September 30, 2022, 1,435,602 shares of our common stock were repurchased and cancelled at the time of the transaction for a total of $40.0 million. No repurchases of our common stock were made in the three and nine months ended September 30, 2021. As of September 30, 2022, there was $360.0 million of authorization remaining under Delek's aggregate stock repurchase program.
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
As of September 30, 2022, $23.2 million of our net property, plant, and equipment balance is subject to an operating lease. This agreement does not include options for the lessee to purchase our leasing equipment, nor does it include any material residual value guarantees or material restrictive covenants. The agreement includes a one-year renewal option and certain variable payment based on usage.

35 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents additional information related to our operating leases in accordance ASC 842, Leases ("ASC 842"):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Lease Cost
Operating lease costs (1)	$16.8	$15.7	$52.7	$51.2
Short-term lease costs (2)	9.2	7.0	26.5	27.5
Sublease income	(0.1)	(2.0)	(0.2)	(5.8)
Net lease costs	$25.9	$20.7	$79.0	$72.9
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$(16.8)	$(16.5)	$(52.7)	$(52.8)
Leased assets obtained in exchange for new operating lease liabilities	$6.2	$14.2	$17.5	$28.4
Leased assets obtained in exchange for new financing lease liabilities	$—	$3.2	$—	$15.6

			September 30, 2022	September 30, 2021
Weighted-average remaining lease term (years) operating leases			4.3	4.8
Weighted-average remaining lease term (years) financing leases			6.4	6.7
Weighted-average discount rate operating leases (3)			6.0%	6.4%
Weighted-average discount rate financing leases (3)			3.4%	3.2%
(1) Includes an immaterial amount of financing lease cost.
(2) Includes an immaterial amount of variable lease cost.
(3) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

Note 19 - Subsequent Events
Delek Logistics Credit Facility
On October 13, 2022, Delek Logistics entered into a fourth amended and restated senior secured revolving credit agreement with Fifth Third, as administrative agent and a syndicate of lenders (the “Amended and Restated Delek Logistics Credit Facility”). The Amended and Restated Delek Logistics Credit Facility, among other things, (i) increased total aggregate commitments to $1.2 billion, comprised of (A) senior secured revolving commitments of $900.0 million in aggregate (eliminating the Canadian dollar tranche), with sublimit of up to $115.0 million for letters of credit and $25.0 million for swing line loans (the “Delek Logistics Revolving Facility”) with an extended maturity date of October 13, 2027, and (B) a new senior secured term loan facility for a term loan in the original principal amount of $300.0 million (the “Delek Logistics Term Facility”), (ii) reset the accordion feature under the Delek Logistics Revolving Facility, such that aggregate revolving commitments can be increased to up to $1.15 billion upon the agreement of Delek Logistics and one or more existing or new lenders and (ii) provided for the Delek Logistics Term Facility be drawn in full on October 13, 2022, with a maturity date of October 13, 2024 and with a prepayment requirement for the proceeds obtained from certain senior unsecured notes issuances. The Delek Logistics Term Facility requires four quarterly amortization payments of $3.8 million in 2023 and three quarterly amortization payments of $7.5 million in 2024.
Borrowings under the Delek Logistics Revolving Facility bear interest at the election of Delek Logistics at either a U.S. dollar prime rate, plus an applicable margin ranging from 1.00% to 2.00% depending on Delek Logistics’s Total Leverage Ratio (as defined in the Delek Logistics Credit Agreement), or a SOFR rate plus a credit spread adjustment of 0.10% for one-month interest periods and 0.25% for three-month interest periods plus an applicable margin ranging from 2.00% to 3.00% depending on Delek Logistic’s Total Leverage Ratio. Unused revolving commitments under the Delek Logistics Revolving Facility incur a commitment fee that ranges from 0.30% to 0.50% depending on Delek Logistics’s Total Leverage Ratio. Borrowings under the Delek Logistics Term Facility bear interest at the election of Delek Logistics at either a U.S. dollar prime rate, plus an applicable margin of 2.50% for the first year of the Delek Logistics Term Facility and 3.00% for the second year of the Delek Logistics Term Facility, or a SOFR rate plus a credit spread adjustment of 0.10% for one-month interest periods and 0.25% for three-month interest periods plus an applicable margin of 3.50% for the first year of the Delek Logistics Term Facility and 4.00% for the second year of the Delek Logistics Term Facility.

36 |

Notes to Condensed Consolidated Financial Statements (Unaudited)
The Amended and Restated Delek Logistics Credit Facility contains affirmative and negative covenants and events of default which, Delek Logistics considers customary and are similar to those in the Delek Logistics Credit Facility. Under the financial covenants in the Amended and Restated Delek Logistics Credit Facility, Delek Logistics cannot:
•permit, as of the last day of each fiscal quarter, the Total Leverage Ratio (as defined in the Amended and Restated Delek Logistics Credit Facility) to be greater than 5.25 to 1.00; provided, that during any Temporary Increase Period (as defined in the Amended and Restated Delek Logistics Credit Facility), Delek Logistics cannot permit the foregoing ratio to be greater than 5.50 to 1.00 (a Temporary Increase Period with respect to the 3 Bear Acquisition (as defined in the Amended and Restated Delek Logistics Credit Facility) is in effect through March 31, 2023);
•permit, as of the last day of each fiscal quarter, the Senior Leverage Ratio (as defined in the Amended and Restated Delek Logistics Credit Facility) to be greater than 3.75 to 1.00;
•permit, as of the last day of each fiscal quarter, the interest coverage ratio to be equal to or less than 2.00 to 1.00.
The obligations under the Amended and Restated Delek Logistics Credit Facility remain secured by a first priority lien on substantially all of Delek Logistics' and its subsidiaries’ tangible and intangible assets.
Delek Revolver
On October 26, 2022, Delek entered into a third amended and restated credit agreement with Wells Fargo Bank, as administrative agent, Delek, as borrower, certain subsidiaries of Delek, as guarantors, and the other lenders party thereto, providing for a senior secured asset-based revolving credit facility with an initial commitment of $1.1 billion with an extended maturity date of October 26, 2027 (the “Amended and Restated Revolving Credit Facility”).
The Amended and Restated Revolving Credit Facility permits borrowings in Canadian dollars of up to $50.0 million. The Amended and Restated Revolving Credit Facility also permits the issuance of letters of credit of up to $500.0 million, including letters of credit denominated in Canadian dollars of up to $10.0 million. Delek may designate restricted subsidiaries as additional borrowers under the Revolving Credit Facility.
The interest rates applicable to borrowings under the Amended and Restated Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to either, at Delek’s option, (i) a base rate, plus an applicable margin, or (ii) SOFR, plus an applicable margin (or, in the case of borrowings denominated in Canadian dollars, CDOR). The initial applicable margin for Amended and Restated Revolving Credit Facility borrowings is 0.25% per annum with respect to base rate borrowings and 1.25% per annum with respect to SOFR and CDOR borrowings, and the applicable margin for such borrowings after December 31, 2022 will be based on Delek’s quarterly average excess availability as determined by reference to a borrowing base, ranging from 0.25% to 0.75% per annum with respect to base rate borrowings and from 1.25% to 1.75% per annum with respect to SOFR and CDOR borrowings.
In addition, the Amended and Restated Revolving Credit Facility will require Delek to pay an unused line fee on the average amount of unused commitments thereunder in each quarter, which fee will be at a rate of 0.25% or 0.30%, depending on average commitment usage for such quarter.
The Amended and Restated Revolving Credit Facility is secured by a first priority lien over substantially all of Delek’s and each guarantor’s Revolving Priority Collateral, and a second priority lien over substantially all of Delek’s and each guarantor’s other assets, including all of the equity interests of any subsidiary held by Delek or any guarantor (other than equity interests in certain unrestricted subsidiaries, excluded subsidiaries and MLP Subsidiaries) subject to certain customary exceptions, but excluding real property.
The Amended and Restated Revolving Credit Facility contains a springing financial covenant that requires the Delek after excess availability under the Amended and Restated Revolving Credit Facility falls below the greater of (x) $90.0 million and (y) 0.10% of the loan limit, to comply with a minimum fixed charge coverage ratio of 1.00 to 1.00 until excess availability is greater than such threshold for a period of 30 consecutive days. In addition, the Amended and Restated Revolving Credit Facility is subject to negative covenants that, among other things and subject to certain exceptions, limit Delek’s ability and the ability of its restricted subsidiaries to: (i) incur indebtedness or make guarantees of indebtedness; (ii) incur liens; (iii) make investments, loans and acquisitions; (iv) merge, liquidate or dissolve; (v) sell assets, including capital stock of subsidiaries; (vi) pay dividends on capital stock or redeem, repurchase or retire capital stock; (vii) alter Delek’s business; (viii) engage in transactions with Delek’s affiliates; (ix) enter into agreements limiting subsidiary dividends and distributions; and (x) enter into certain hedging transactions.

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
•seasonality;
•earthquakes, hurricanes, tornadoes, and other weather events, which can unforeseeably affect the price or availability of electricity, natural gas, crude oil, and other feedstocks, critical supplies, refined petroleum products and ethanol;
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
Business and Economic Environment Overview
Through the first nine months of 2022, the recovery of demand to pre-pandemic levels for petroleum-based transportation fuels and constrained supply of those products, resulted in an increase in feedstock costs as well as a widening of market crack spreads. Geopolitical events including the Russia-Ukraine War and new governmental policies have contributed to the ongoing volatility and unpredictability of global energy markets. We believe that safety, reliability and environmental responsibility are critical for our success. Through the first nine months of 2022, we have successfully taken advantage of the favorable economic environment by operating our refineries at record utilization rates. Our continued investment in Delek Logistics has resulted in realized synergies and increased flexibility through our entire supply chain. The integration of 3 Bear has expanded our existing crude oil gathering throughput capacity in the Permian while also extending our product offering to include natural gas gathering and processing as well as wastewater processing and disposal. The 3 Bear assets have complimented our existing Permian gathering assets which has seen a significant increase in throughput during 2022. Our retail operations have benefited from continued strong demand from U.S. drivers and present several high-growth opportunities for future investment which will complement our existing operations and build brand equity.
While refining margins have reached historical levels during the year, rising natural gas prices, supply constraints, and increased labor costs have been a headwind. A sharp increase in inflation and increases in interest rates intended to combat inflation have resulted in an expectation of a global economic downturn and an increasingly competitive capital market environment. In addition, a global reduction of investment in carbon intensive activities driven by climate change initiatives, has resulted in higher costs of capital for most companies in our industry. We are continuously evaluating forward markets and have actively engaged cost and risk mitigation strategies to proactively take advantage of opportunities through disciplined capital allocation. We are committed to lowering costs and improving the efficiency of our cost structure in all aspects of our business and are challenging ourselves to continue to focus on operational excellence. We are continuously looking to improve our operating and general and administrative cost structure and are exploring a zero-based budgeting process for 2023.
Our focus on reduction of greenhouse gas emissions is a key objective as we strive to be a leader in the transition to a carbon neutral future. Delek formed the New Energy Task Force in 2021, and the group has been studying and internally reporting our current emissions status, pinpointing potential means of achieving emissions reductions, providing updates on carbon capture opportunities and regulatory

39 |

Management's Discussion and Analysis

issues facing the industry and Delek specifically, and identifying transformational opportunities consistent with the Intergovernmental Panel on Climate Change’s 2°scenarios. Delek prioritizes stewardship of the environment, and we focus on how to positively impact our shareholders, employees, customers, and the communities where we operate.
We believe shareholder value is strengthened through, among other things, a stable dividend complemented by share repurchases. We also want to reward our shareholders with a competitive long-term capital allocation framework. In the second quarter 2022, we reinstated a regular cash dividend of $0.20 per share which lays a foundation that we believe can be supported throughout the business cycle. Through September 30, 2022, we have paid a special dividend and reinstated the quarterly dividend for a total return of $28.3 million. On October 31, 2022, we increased the quarterly cash dividend by $0.1 per share to $0.21. In August 2022, we announced an expansion of the share repurchase authorization to $400 million, which reflects our desire to deliver increased cash returns during periods of strong free cash flow generation. During the three months ended September 30, 2022, we made repurchases of $40.0 million. In addition, we are evaluating opportunities to reduce our long term debt which will reward our shareholders with a competitive long-term capital allocation framework and demonstrates our commitment to our balance sheet strength.
Our near-term focus is centered around unlocking the "sum of the parts" value of our existing business while identifying growth opportunities to enhance the Company's scale and diversify revenue streams, including in the alternative energy markets. As part of our plan, we have hired Mark Hobbs who is an experienced investment banker with over 28 years of energy experience to fill the role of EVP, Corporate Development and who will work closely with the rest of our management team to unlock the “sum of parts” value. In addition, we have also hired third party advisors to work alongside our management team to identify strategic options. We believe this process will maximize the value of our shareholders while optimizing our asset portfolio and balance sheet.
See further discussion on macroeconomic factors and market trends, including the impact on 2021 and the outlook for 2022, in the ‘Market Trends’ section below. See also the ‘Results of Operations’ section below for further discussion.

Refining Overview
The refining segment (or "Refining") processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day as of September 30, 2022. A high-level summary of the refinery activities is presented below:

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

(1)     While the El Dorado refinery has a total nameplate capacity of 80,000 barrels per day ("bpd"), El Dorado refinery’s output generally does not exceed 75,000, which is the maximum output for the small refinery exemption under the Environmental Protection Agency's ("EPA") Renewable Fuel Standards..
(2)     While there is variability in the crude slate and the product output at the El Dorado refinery, we compare our per barrel refining margin to the U.S. Gulf Coast ("Gulf Coast") 5-3-2 crack spread because we believe it to be the most closely aligned benchmark.
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

40 |

Management's Discussion and Analysis

Logistics Overview
Our logistics segment (or "Logistics") gathers, transports and stores crude oil and natural gas, markets, distributes, transports and stores refined products and disposes and recycles water in select regions of the southeastern United States, the Delaware Basin in New Mexico and West Texas for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), where we owned an 78.9% interest in Delek Logistics at September 30, 2022. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's pipelines and transportation business owns or leases capacity on approximately 400 miles of crude oil transportation pipelines, approximately 450 miles of refined product pipelines, and an approximately 900-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 10.2 million barrels of active shell capacity. It also owns and operates ten light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 264 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.
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

Retail Overview
Our retail segment (or "Retail") at September 30, 2022 includes the operations of 248 owned and leased convenience store sites located primarily in West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline and diesel under the DK or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money grams to the public, primarily under the 7-Eleven and DK or Alon brand names pursuant to a license agreement with 7-Eleven, Inc. In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination and subsequent amendments require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023. Merchandise sales at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the termination. As of September 30, 2022, we have removed the 7-Eleven brand name at 55 of our store locations. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information.
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
Improving Efficiency and Processes to Drive Enhanced Analytics by implementing a New Enterprise Resource Planning System:
In October 2022, we implemented a new enterprise resource planning system, designed to improve the efficiency of our internal operational and administrative activities. This system implementation is part of our ongoing business transformation initiatives and we expect these system infrastructure investments will result in more efficient and scalable operational processes and provide enhanced analytics to drive business performance.

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
Increasing Shareholder Value through Payment of Dividends:
On October 31, 2022, our Board of Directors voted to declare a quarterly cash dividend of $0.21 per share of our common stock, which is payable on December 2, 2022 to shareholders of record on November 18, 2022. In addition, a special cash dividend of $0.20 per share of our common stock was paid on July 20, 2022 to shareholders of record on July 12, 2022 and a quarterly cash dividend of $0.20 per share of our common stock was paid on September 6, 2022 to shareholders of record on August 22, 2022.

Increasing Shareholder Value through Increase of Share Repurchase Program:
On August 1, 2022, our Board of Directors approved an approximately $170.3 million increase in its share repurchase authorization, bringing the total amount available for repurchases under current authorizations to $400.0 million. During both the three and nine months ended September 30, 2022, Delek repurchased 1,435,602 shares for an aggregate purchase price of $40.0 million. As of September 30, 2022, there was $360.0 million of authorization remaining for repurchases.

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

On October 13, 2022, Delek Logistics entered into a fourth amended and restated senior secured revolving credit agreement with Fifth Third, as administrative agent and a syndicate of lenders (the "Amended and Restated Delek Logistics Credit Facility"). The Amended and Restated Delek Logistics Credit Facility, among other things, (i) increased total aggregate commitments to $1.2 billion, comprised of (A) senior secured revolving commitments of $900.0 million in aggregate (eliminating the Canadian dollar tranche), with sublimit of up to $115.0 million for letters of credit and $25.0 million for swing line loans (the “Delek Logistics Revolving Facility”) with an extend maturity date of October 13, 2027, and (B) a new senior secured term loan facility for a term loan in the original principal amount of $300.0 million (the “Delek Logistics Term Facility”), (ii) reset the accordion feature under the Delek Logistics Revolving Facility, such that aggregate revolving commitments can be increased to up to $1.15 billion upon the agreement of Delek Logistics and one or more existing or new lenders and (ii) provided for the Delek Logistics Term Facility be drawn in full on October 13, 2022, with a maturity date of October 13, 2024 and with a prepayment requirement for the proceeds obtained from certain senior unsecured notes issuances.

43 |

Management's Discussion and Analysis

On October 26, 2022, Delek entered into a third amended and restated credit agreement with Wells Fargo Bank, as administrative agent, Delek, as borrower, certain subsidiaries of Delek, as guarantors, and the other lenders party thereto, providing for a senior secured asset-based revolving credit facility with total credit commitment of $1.1 billion with an extended maturity date of October 26, 2027 (the “Amended and Restated Revolving Credit Facility”).

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
Completed Strategic Midstream Acquisition:
On June 1, 2022, DKL Delaware Gathering, LLC, a subsidiary of Delek Logistics, completed the acquisition of 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC (“3 Bear”) from 3 Bear Energy – New Mexico LLC (the “Seller”), related to Seller’s crude oil and gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin in New Mexico. The purchase price for 3 Bear was $628.1 million and was financed through a combination of cash on hand and borrowings under Delek Logistics' existing credit agreement. (See further discussion in Note 2 and Note 8 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). This acquisition provides us the opportunity to significantly expand our third-party midstream contribution margin within our logistics segment.

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
Market Outlook for the Remainder of 2022
During the third quarter of 2022, the domestic oil and gas industry witnessed a contraction of domestic market crack spreads compared to the unprecedented favorable market conditions that existed during the second quarter of 2022. We expect the volatility in the global energy markets will continue until supply can meet the current demand and fears of an economic downturn subside. Although the possibility of an economic downturn exists, Delek is witnessing a strong demand environment for refined products which is being driven by a rebound in domestic on road fuel demand. To capture the macro environment, we have positioned the Company to continue to run safely, reliably and environmentally responsibly at near nameplate capacity while leveraging our new 3 Bear logistics lines of business with an eye towards the One Delek vision. We will continue to balance the cost of debt and cost of equity while continuing to exercise a longer-term sustainable view of capital allocation.
See the following pages for further discussion on how certain key market trends impact our refining margins.

Crude Prices
WTI crude oil represents the largest component of our crude slate at all of our refineries, and can be sourced through our gathering channels or optimization efforts from Midland, Texas or Cushing, Oklahoma or other locations. We manage our supply chain risk to ensure that we have the barrels to meet our crude slate consumption plan for each month through gathering supply contracts and throughput agreements on various strategic pipelines, some of which include those where we hold equity method investments. We manage market price risk on crude oil through financial derivative hedges, in accordance with our risk management strategies. The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods in 2021 and for the three quarterly periods in 2022.

Crude Pricing Differentials
Historically, domestic refiners have benefited from the discount for WTI Cushing compared to Brent. This generally leads to higher margins in our refineries, as refined product prices are influenced by Brent crude prices and the majority of our crude supply is WTI-linked. Because of our positioning in the Permian basin, including our access to significant sources of WTI Midland crude through our gathering system, we are even further benefited by discounts for WTI Midland/WTI Cushing differentials. When these discounts shrink or become premiums, our reliance on WTI-linked crude pricing, and specifically WTI Midland crude, can negatively impact our refining margins. Conversely, as these price discounts widen, so does our competitive advantage, created specifically by our access to WTI Midland crude sourced through our gathering systems.
The chart below illustrates the key differentials impacting our refining operations, including WTI Cushing to Brent, WTI Midland to WTI Cushing, and Louisiana Light Sweet crude oil ("LLS") to WTI Cushing for each of the quarterly periods in 2021 and for the three quarterly periods in 2022.

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
The charts below illustrate the quarterly average prices of CBOB, U.S. High Sulfur Diesel ("HSD") and U.S. Ultra Low Sulfur Diesel ("ULSD") for each of the quarterly periods in 2021 and for the three quarterly periods in 2022.

Crack Spreads
Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks/crude oil and the resultant refined products. Generally, a crack spread represents the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel.
The table below reflects the quarterly average Gulf Coast 5-3-2 ULSD, 3-2-1 ULSD and 2-1-1 HSD/LLS crack spreads for each of the quarterly periods in 2021 and for the three quarterly periods in 2022. As the chart illustrates, the 3-2-1 crack spread has consistently outperformed the 5-3-2 and the 2-1-1 crack spreads. When market conditions consist of near-capacity throughputs and no significant outages, our Big Spring refinery, whose benchmark is the 3-2-1 crack spread, should outperform our other refineries in terms of refining margin, which are benchmarked against either the 5-3-2 or the 2-1-1 crack spreads.

46 |

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
The chart below illustrates the volatility in RINs beginning with the first quarter of 2021 through the third quarter of 2022.

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

47 |

Management's Discussion and Analysis

from the Permian, coinciding with the physical locations of our refineries. We manage our risk around natural gas prices by entering into variable and fixed-price supply contracts in both the Gulf and Permian Basin or by entering into derivative hedges based on forecasted consumption and forward curve prices, as appropriate, in accordance with our risk policy.
The chart below illustrates the quarterly average prices of Waha (Permian Basin) and Henry Hub (Gulf Coast) beginning with the first quarter of 2021 through the third quarter of 2022.

Critical Accounting Estimates
The preparation of our condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective or complex judgments or estimates. Based on this definition and as further described in our 2021 Annual Report on Form 10-K, we believe our critical accounting policies include the following: (i) evaluating impairment for property, plant and equipment and definite life intangibles, (ii) evaluating potential impairment of goodwill, (iii) estimating environmental expenditures, and (iv) estimating asset retirement obligations. Additionally, we have identified the following critical accounting policy that impacts the nine months ended September 30, 2022:
Taxes
Under Accounting Standards Codification ("ASC") 740, Income Taxes (“ASC 740”), we use an estimated annual effective tax rate ("AETR") to record income taxes. The development of the estimated AETR involves significant judgment, particularly early in the year and in times of economic uncertainty. As of and during the nine months ended September 30, 2022, our estimates of the expected AETR reflected inputs which are subject to judgment including (but not necessarily limited to) the following:
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

48 |

Management's Discussion and Analysis

We have developed and utilized methodologies and rationales for the development of our assumptions, subject to internal controls and sensitivity or probability assessments, as appropriate, and we believe our process provides a reasonable basis for our estimated AETR as well as the income taxes as of and for the nine months ended September 30, 2022.
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

49 |

Management's Discussion and Analysis

Non-GAAP Measures
Our management uses certain “non-GAAP” operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These financial and operational non-GAAP measures are important factors in assessing our operating results and profitability and include:
•Refining margin - calculated based on the regional market sales price of refined products produced, less allocated transportation, RFS renewable volume obligation and associated feedstock costs. This measure reflects the economics of each refinery exclusive of the financial impact of inventory price risk mitigation programs and marketing uplift strategies;
•Refining segment margin- calculated as the difference between net refining revenues and total cost of materials and other; and
•Refining margin per barrels sold - calculated as refining margin divided by our average refining sales in barrels per day (excluding purchased barrels) multiplied by 1,000 and multiplied by the number of days in the period.
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
Non-GAAP Reconciliations
The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin (in millions)

Refining Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 As Adjusted (1)	2022	2021 As Adjusted (1)
Net revenues	$4,246.1	$2,814.6	$12,550.3	$6,970.4
Cost of sales	4,189.0	2,778.4	11,880.7	7,012.8
Gross margin	57.1	36.2	669.6	(42.4)
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)(2)	172.0	84.2	456.9	313.9
Depreciation and amortization	48.9	45.9	151.6	149.0
Refining segment margin	$278.0	$166.3	$1,278.1	$420.5
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

50 |

Management's Discussion and Analysis

Summary Financial and Other Information
The following table provides summary financial data for Delek:

Consolidated Summary Statement of Operations Data
	Three Months Ended		Nine Months Ended
(in millions) (1)	September 30,		September 30,
	2022	2021 As Adjusted (2)	2022	2021 As Adjusted (2)
Net revenues	$5,324.9	$2,956.5	$15,766.6	$7,540.2
Total operating costs and expenses	5,271.9	2,918.6	15,173.6	7,599.9
Operating income (loss)	53.0	37.9	593.0	(59.7)
Total non-operating expense, net	32.2	12.8	85.3	69.5
Income (loss) before income tax expense (benefit)	20.8	25.1	507.7	(129.2)
Income tax expense (benefit)	4.0	4.5	107.5	(39.0)
Net income (loss)	16.8	20.6	400.2	(90.2)
Net income attributed to non-controlling interests	9.4	8.8	24.4	24.7
Net income (loss) attributable to Delek	$7.4	$11.8	$375.8	$(114.9)
(1) This information is presented at a summary level for your reference. See the Condensed Consolidated Statements of Income included in Item 1. to this Quarterly Report on Form 10-Q for more detail regarding our results of operations and net loss per share.
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

51 |

Management's Discussion and Analysis

Results of Operations
Consolidated Results of Operations — Comparison of the Three and Nine Months Ended September 30, 2022 versus the Three and Nine Months Ended September 30, 2021
Net Income (Loss)
Q3 2022 vs. Q3 2021
Consolidated net income for the third quarter of 2022 was $16.8 million compared to net income of $20.6 million for the third quarter of 2021. Consolidated net income attributable to Delek for the third quarter of September 30, 2022 was $7.4 million, or $0.11 per basic share, compared to a net income of $11.8 million, or $0.16 per basic share, for the third quarter 2021. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.
YTD 2022 vs. YTD 2021
Consolidated net income for the nine months ended September 30, 2022 was $400.2 million compared to a net loss of $90.2 million for the nine months ended September 30, 2021. Consolidated net income attributable to Delek for the nine months ended September 30, 2022 was $375.8 million, or $5.26 per basic share, compared to a net loss of $114.9 million, or $(1.55) per basic share, for the nine months ended September 30, 2021. Explanations for significant drivers impacting net income (loss) as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
Q3 2022 vs. Q3 2021
In the third quarter of 2022 and 2021, we generated net revenues of $5,324.9 million and $2,956.5 million, respectively, an increase of $2,368.4 million, or 80.1%. The increase in net revenues was primarily driven by the following factors:
•in our refining segment, increases in the average price of U.S. Gulf Coast gasoline of 23.3%, ULSD of 67.9%, and HSD of 60.1%;
•in our logistics segment, increases in the average volumes of diesel sold and in the average sales price per gallon of diesel and gasoline sold in our West Texas marketing operations as well as incremental revenues from the 3 Bear Acquisition; and
•in our retail segment, increases in fuel sales primarily attributable to a 26.8% increase in average price charged per gallon sold.
YTD 2022 vs. YTD 2021
For the nine months ended September 30, 2022 and 2021, we generated net revenues of $15,766.6 million and $7,540.2 million, respectively, an increase of $8,226.4 million, or 109.1%. The increase in net revenues was primarily driven by the following factors:
•in our refining segment, increases in the average price of U.S. Gulf Coast gasoline of 49.3%, ULSD of 82.4%, and HSD of 80.3%;
•in our logistics segment, increases in the average volumes of diesel sold and in the average sales price per gallon of diesel and gasoline sold in our West Texas marketing operations; and
•in our retail segment, increases in fuel sales primarily attributable to a 38.8% increase in average price charged per gallon sold.

Total Operating Costs and Expenses
Cost of Materials and Other
Q3 2022 vs. Q3 2021
Cost of materials and other was $4,916.0 million for the third quarter of 2022 compared to $2,678.0 million for the third quarter of 2021, an increase of $2,238.0 million, or 83.6%. The net increase in cost of materials and other was primarily driven by the following:
•increases in cost of crude oil feedstocks at the refineries, including a 29.9% increase in the average cost of WTI Cushing crude oil and a 29.2% increase in the average cost of WTI Midland crude oil;
•increases in the average volumes sold and average cost per gallon of gasoline and diesel sold in our logistics segment; and
•an increase in retail cost of materials and other due to 29.4% increase in average cost per gallon sold applied to higher fuel sales volumes.
YTD 2022 vs. YTD 2021
Cost of materials and other was $14,151.1 million for the nine months ended September 30, 2022 compared to $6,811.4 million for the nine months ended September 30, 2021, an increase of $7,339.7 million, or 107.8%. The net increase in cost of materials and other was primarily driven by the following:

52 |

Management's Discussion and Analysis

•increases in cost of crude oil feedstocks at the refineries, including a 51.4% increase in the average cost of WTI Cushing crude oil and a 50.1% increase in the average cost of WTI Midland crude oil;
•increases in average RINs expense due to increased production during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021;
•increases in the average volumes sold and average cost per gallon of gasoline and diesel sold in our logistics segment; and
•an increase in retail cost of materials and other due to 45.5% increase in average cost per gallon sold applied to higher fuel sales volumes.
Operating Expenses
Q3 2022 vs. Q3 2021
Operating expenses were $226.4 million for the third quarter of 2022 compared to $128.5 million for the third quarter of 2021, an increase of $97.9 million, or 76.2%. The increase in operating expenses was primarily driven by the following:
•an increase in variable costs and utilities associated with higher throughput during current period;
•higher natural gas prices in the third quarter of 2022; and
•increases in employee costs including incentive compensation costs.
YTD 2022 vs. YTD 2021
Operating expenses were $615.8 million for the nine months ended September 30, 2022 compared to $450.0 million for the nine months ended September 30, 2021, an increase of $165.8 million, or 36.8%. The increase in operating expenses was primarily driven by the following:
•an increase in variable costs and utilities associated with higher throughput during current period;
•higher natural gas prices in the first half of 2022; and
•increases in employee costs including incentive compensation costs.
General and Administrative Expenses
Q3 2022 vs. Q3 2021
General and administrative expenses were $62.4 million for the third quarter of 2022 compared to $53.0 million for the third quarter of 2021, an increase of $9.4 million, or 17.7%. The increase was primarily driven by an increase in employee costs including incentive compensation costs and incremental transaction costs related to the 3 Bear Acquisition.
YTD 2022 vs. YTD 2021
General and administrative expenses were $242.0 million and $147.6 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $94.4 million, or 64.0%. The increase was primarily driven by an increase in employee costs including incentive compensation costs and incremental transaction costs related to the 3 Bear Acquisition.
Depreciation and Amortization
Q3 2022 vs. Q3 2021
Depreciation and amortization (included in both cost of sales and other operating expenses) was $72.9 million for the third quarter of 2022 compared to $60.8 million for the third quarter of 2021, an increase of $12.1 million, or 19.9%.
YTD 2022 vs. YTD 2021
Depreciation and amortization (included in both cost of sales and other operating expenses) was $209.2 million compared to $195.6 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $13.6 million, or 7.0%.
Other Operating Income, Net
Q3 2022 vs. Q3 2021
Other operating income, net increased by $4.1 million in the third quarter of 2022 to $5.8 million compared to $1.7 million in the third quarter of 2021. The increases were due to insurance proceeds received in the third quarter of 2022.
YTD 2022 vs. YTD 2021
Other operating income, net increased by $39.8 million during the nine months ended September 30, 2022 to $44.5 million compared to $4.7 million during the nine months ended September 30, 2021. The increases were primarily driven by an increase due to realized hedge gains during the 2022 period and insurance proceeds received in 2022.

53 |

Management's Discussion and Analysis

Non-operating Expenses, Net
Interest Expense, Net
Q3 2022 vs. Q3 2021
Interest expense, net increased by $13.2 million, or 35.2%, to $50.7 million in the third quarter of 2022 compared to $37.5 million in the third quarter of 2021, primarily driven by the following:
•an increase in the average effective interest rate of 56 basis points in the third quarter of 2022 compared to the third quarter of 2021 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding); and
•an increase in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $738.4 million in the third quarter of 2022 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the third quarter of 2021.
YTD 2022 vs. YTD 2021
Interest expense, net increased by $32.7 million, or 32.7%, to $132.7 million during the nine months ended September 30, 2022 compared to $100.0 million during the nine months ended September 30, 2021, primarily driven by the following:
•an increase in the average effective interest rate of 101 basis points during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding); and
•an increase in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $316.1 million during the nine months ended September 30, 2022 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the nine months ended September 30, 2021.
Results from Equity Method Investments
Q3 2022 vs. Q3 2021
We recognized income of $17.8 million from equity method investments during the third quarter of 2022, compared to $2.9 million for the third quarter of 2021, an increase of $14.9 million. This increase was primarily driven by the following:
•increase in income from our Red River and Caddo equity method investment due to higher throughput volumes and resulting revenue increases; and
•an increase in income from our investment in W2W Holdings LLC to income of $1.2 million in the third quarter of 2022 from a loss of $8.8 million in the third quarter of 2021.
YTD 2022 vs. YTD 2021
We recognized income of $44.4 million from equity method investments during the nine months ended September 30, 2022, compared to $14.5 million for the nine months ended September 30, 2021, an increase of $29.9 million. This increase was primarily driven by the following:
•increase in income from our Red River and Caddo equity method investment due to higher throughput volumes and resulting revenue increases; and
•an increase in income from our investment in W2W Holdings LLC to income of $5.4 million during the nine months of 2022 from a loss of $12.9 million during the nine months of 2021.
Other
During the three and nine months ended September 30, 2021, we recognized a receivable of $27.5 million, $20.9 million of which is included as a gain in other income, related to payment to be received from a loan buy-out agreement between Wink to Webster Pipeline LLC and the Company. Refer to Note 6 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information.

Income Taxes
Q3 2022 vs. Q3 2021
Income tax expense decreased by $0.5 million in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by the following:
•pre-tax income of $20.8 million in the third quarter of 2022, as compared to a pre-tax loss of $25.1 million for the third quarter of 2021; and

54 |

Management's Discussion and Analysis

•an increase in our effective tax rate which was 19.2% for the third quarter of 2022, compared to 17.9% for the third quarter of 2021 primarily due to the following:
◦the impact of credits and permanent differences on the tax rate due to changes in pre-tax book income;
◦changes in the valuation allowance for state tax attributes; and
◦changes in the third quarter estimated annual tax rate applied to year-to-date loss for the third quarter of 2021.
YTD 2022 vs. YTD 2021
Income tax expense increased by $146.5 million during the nine months ended September 30, 2022 compared to the same period for 2021, primarily driven by the following:
•pre-tax income of $507.7 million in the nine months ended September 30, 2022, as compared to a pre-tax loss of $129.2 million for the nine months ended September 30, 2021; and
•a decrease in our effective tax rate which was 21.2% for the nine months ended September 30, 2022, compared to 30.2% for the nine months ended September 30, 2021 primarily due to the following:
◦the impact of credits and permanent differences on the tax rate due to changes in pre-tax book income; and
◦changes in the valuation allowance for state tax attributes.

55 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth certain information concerning our refining segment operations ($ in millions, except per barrel amounts):

Refining Segment Margins
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	Adjusted 2021 (1)	2022	Adjusted 2021 (1)
Net revenues	$4,246.1	$2,814.6	$12,550.3	$6,970.4
Cost of materials and other	3,968.1	2,648.3	11,272.2	6,549.9
Refining segment margin	278.0	166.3	1,278.1	420.5
Operating expenses (excluding depreciation and amortization)(1) (2)	172.0	84.2	456.9	313.9
Contribution margin(1)	$106.0	$82.1	$821.2	$106.6
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

Factors Impacting Refining Profitability
Our profitability in the refining segment is substantially determined by the difference between the cost of the crude oil feedstocks we purchase and the price of the refined products we sell, referred to as the "crack spread" or "refining margin". Refining margin is used as a metric to assess a refinery's product margins against market crack spread trends, where "crack spread" is a measure of the difference between market prices for crude oil and refined products and is a commonly used proxy within the industry to estimate or identify trends in refining margins.
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

Refinery Statistics
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021 As Adjusted(2)	2022	2021 As Adjusted(2)
	(Unaudited)		(Unaudited)
Total Refining Segment
Days in period	92	92	273	273
Total sales volume - refined product (average bpd) (1)	300,129	343,007	303,084	311,532
Total production (average bpd)	300,235	287,784	293,969	245,849
Crude oil	299,973	282,000	289,046	241,120
Other feedstocks	2,276	7,931	6,536	7,342
Total throughput (average bpd):	302,249	289,931	295,582	248,462

Total refining segment margin ($ in millions) (2)	$278.0	$166.3	$1,278.1	$420.5
Total refining segment operating expenses ($ in millions) (3)	172.0	84.2	456.9	313.9
Total refining segment contribution margin ($ in millions) (2)	$106.0	$82.1	$821.2	$106.6

Crude Slate: (% based on amount received in period)
WTI crude oil	75.2%	70.8%	67.1%	70.1%
Gulf Coast Sweet Crude	5.3%	8.5%	8.4%	7.0%
Local Arkansas crude oil	3.5%	4.0%	4.1%	4.7%
Other	16.0%	16.7%	20.4%	18.2%

57 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021 As Adjusted(2)	2022	2021 As Adjusted(2)
	(Unaudited)		(Unaudited)
Tyler, AR Refinery
Products manufactured (average bpd):
Gasoline	35,210	35,221	35,021	37,410
Diesel/Jet	33,844	28,452	31,060	28,883
Petrochemicals, LPG, natural gas liquids ("NGLs")	2,246	2,196	2,160	2,001
Other	2,032	1,620	1,844	1,575
Total production	73,332	67,489	70,085	69,869
Throughput (average bpd):
Crude Oil	74,796	67,199	69,335	68,206
Other feedstocks	(1,123)	528	1,032	2,021
Total throughput	73,673	67,727	70,367	70,227
Per barrel of throughput:
Operating expenses (3)	$6.93	$3.54	5.87	$3.73
Crude Slate: (% based on amount received in period):
WTI crude oil	86.4%	87.8%	85.9%	89.6%
East Texas crude oil	13.6%	12.2%	14.1%	10.1%
Other	—%	—%	—%	0.3%

El Dorado, AR Refinery
Products manufactured (average bpd):
Gasoline	40,577	40,108	38,946	28,017
Diesel	31,372	31,922	31,143	22,208
Petrochemicals, LPG, NGLs	1,347	1,235	1,306	933
Asphalt	8,503	7,595	7,941	5,768
Other	848	720	813	588
Total production	82,647	81,580	80,149	57,514
Throughput (average bpd):
Crude Oil	80,711	78,744	78,136	56,026
Other feedstocks	3,301	4,115	3,154	2,419
Total throughput	84,012	82,859	81,290	58,445
Per barrel of throughput:
Operating expenses (3)	$4.73	$1.90	$4.65	$4.31
Crude Slate: (% based on amount received in period):
WTI crude oil	68.4%	56.9%	52.1%	51.6%
Local Arkansas crude oil	14.0%	14.7%	15.5%	20.2%
Other	17.6%	28.4%	32.4%	28.2%

Big Spring, TX Refinery
Products manufactured (average bpd):
Gasoline	34,431	36,051	34,087	34,133
Diesel/Jet	26,020	27,036	25,262	24,510
Petrochemicals, LPG, NGLs	3,524	3,528	3,466	3,672
Asphalt	1,701	1,589	1,662	1,464
Other	1,342	1,354	1,344	1,416
Total production	67,018	69,558	65,821	65,195

58 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021 As Adjusted(2)	2022	2021 As Adjusted(3)
	(Unaudited)		(Unaudited)
Throughput (average bpd):
Crude oil	70,955	70,473	67,455	66,693
Other feedstocks	(3,189)	576	(866)	(68)
Total throughput	67,766	71,049	66,589	66,625
Per barrel of throughput:
Direct operating expenses (3)	$7.19	$2.97	$6.96	$5.13
Crude Slate: (% based on amount received in period):
WTI crude oil	72.7%	75.9%	69.3%	68.7%
WTS crude oil	27.3%	24.1%	30.7%	31.3%
Krotz Springs, LA Refinery
Products manufactured (average bpd):
Gasoline	32,371	31,465	32,111	23,639
Diesel/Jet	31,195	26,364	31,537	19,075
Heavy Oils	944	1,216	1,439	759
Petrochemicals, LPG, NGLs	6,768	6,151	6,948	4,690
Other	5,960	3,960	5,881	7,267
Total production	77,238	69,156	77,916	55,430
Throughput (average bpd):
Crude Oil	73,510	65,583	74,120	50,197
Other feedstocks	3,287	2,713	3,216	5,413
Total throughput	76,797	68,296	77,336	55,610
Per barrel of throughput:
Direct operating expenses (3)	$5.85	$4.02	$5.24	$4.91
Crude Slate: (% based on amount received in period):
WTI Crude	70.1%	62.5%	61.0%	65.5%
Gulf Coast Sweet Crude	23.2%	37.5%	33.3%	33.8%
Other	6.7%	—%	5.7%	0.7%
(1)     Includes sales to other segments which are eliminated in consolidation. See tables below.
(2)     Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. For further discussion, see Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3)    Reflects the prior period conforming reclassification adjustment between operating expenses and general and administrative expenses.

Included in the refinery statistics above are the following sales to other segments:

Refinery Sales to Other Segments
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in barrels per day)	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Tyler refined product sales to other Delek segments	—	50	—	619
El Dorado refined product sales to other Delek segments	—	9	5	9
Big Spring refined product sales to other Delek segments	21,565	22,298	20,863	22,196
Krotz Springs refined product sales to other Delek segments	—	3,180	—	2,423

59 |

Management's Discussion and Analysis

Pricing Statistics (average for the period presented)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

WTI — Cushing crude oil (per barrel)	$91.63	$70.54	$98.50	$65.06
WTI — Midland crude oil (per barrel)	$91.43	$70.74	$98.29	$65.48
WTS -- Midland crude oil (per barrel)	$92.17	$70.58	$98.58	$65.43
LLS (per barrel)	$94.07	$71.46	$100.58	$66.69
Brent crude oil (per barrel)	$97.69	$73.15	$102.48	$67.96

U.S. Gulf Coast 5-3-2 crack spread (per barrel) - utilizing HSD	$23.07	$13.53	$25.08	$11.90
U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$33.65	$18.46	$33.73	$16.32
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$31.28	$18.64	$32.12	$16.42
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$21.53	$11.11	$23.24	$9.01

U.S. Gulf Coast Unleaded Gasoline (per gallon)	$2.64	$2.15	$2.92	$1.95
Gulf Coast Ultra low sulfur diesel (per gallon)	$3.49	$2.08	$3.49	$1.92
U.S. Gulf Coast high sulfur diesel (per gallon)	$2.86	$1.79	$2.98	$1.65
Natural gas (per MMBtu) (2)	$7.97	$4.32	$6.69	$3.35
(1)     For our Tyler and El Dorado refineries, we compare our per barrel refining product margin to the Gulf Coast 5-3-2 crack spread consisting of WTI Cushing crude, U.S. Gulf Coast CBOB gasoline and U.S. Gulf Coast Pipeline No. 2 heating oil (ultra low sulfur diesel). For our Big Spring refinery, we compare our refining margin to the Gulf Coast 3-2-1 crack spread consisting of WTI Cushing crude, Gulf Coast CBOB gasoline and Gulf Coast ultra low sulfur diesel, and for our Krotz Springs refinery, we compare our per barrel refining margin to the Gulf Coast 2-1-1 crack spread consisting of LLS crude oil, Gulf Coast CBOB gasoline and U.S. Gulf Coast Pipeline No. 2 heating oil (high sulfur diesel). The Tyler refinery's crude oil input is primarily WTI Midland and East Texas, while the El Dorado refinery's crude input is primarily a combination of WTI Midland, local Arkansas and other domestic inland crude oil. The Big Spring refinery’s crude oil input is primarily comprised of WTS and WTI Midland. The Krotz Springs refinery’s crude oil input is primarily comprised of LLS and WTI Midland.
(2)    One Million British Thermal Units ("MMBtu").

60 |

Management's Discussion and Analysis

Refining Segment Operational Comparison of the Three and Nine Months Ended September 30, 2022 versus the Three and Nine Months Ended September 30, 2021
Net Revenues
Q3 2022 vs. Q3 2021
Net revenues for the refining segment increased by $1,431.5 million, or 50.9%, in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by increases in the average price of U.S. Gulf Coast gasoline of 23.3% ULSD of 67.9%, and HSD of 60.1% and
Net revenues included sales to our retail segment of $132.1 million and $92.3 million, sales to our logistics segment of $124.7 million and $89.9 million, and sales to our other segment of $0.0 million and $28.7 million for the three months ended September 30, 2022 and September 30, 2021, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2022 vs. YTD 2021
Net revenues for the refining segment increased by $5,579.9 million, or 80.1%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the following:
•increases in the average price of U.S. Gulf Coast gasoline of 49.3%, ULSD of 82.4%, and HSD of 80.3%; and
•an increase in total sales volumes of 13.1 million barrels, where sales volumes were lower in the nine months of 2021 due to severe weather impacting our refineries and turnaround activities at our El Dorado refinery.
Net revenues included sales to our retail segment of $404.0 million and $253.8 million, sales to our logistics segment of $374.3 million and $229.8 million and sales to our other segment of $16.7 million and $71.7 million for the nine months ended September 30, 2022 and 2021, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Q3 2022 vs. Q3 2021
Cost of materials and other increased by $1,319.8 million, or 49.8%, in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by the following:
•increases in the cost of WTI Cushing crude oil, from an average of $70.54 per barrel to an average of $91.63, or 29.9%, and increases in the cost of WTI Midland crude oil, from an average of $70.74 per barrel to an average of $91.43, or 29.2%; and
•an increase in sales volumes.
YTD 2022 vs. YTD 2021
Cost of materials and other increased by $4,722.3 million, or 72.1%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the following:
•increases in the cost of WTI Cushing crude oil, from an average of $65.06 per barrel to an average of $98.50, or 51.4%;
•increases in the cost of WTI Midland crude oil, from an average of $65.48 per barrel to an average of $98.29, or 50.1%;
•an increase in sales volumes; and
•an increase in RINs expense primarily due to increased production.

61 |

Management's Discussion and Analysis

Our refining segment has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $126.1 million and $109.3 million during the third quarters of 2022 and 2021, respectively, and $375.1 million and $307.0 million during the nine months ended September 30, 2022 and 2021, respectively. We eliminate these intercompany fees in consolidation.

Refining Segment Margin
Q3 2022 vs. Q3 2021
Refining segment margin increased by $111.7 million, or 67.2%, in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by the following:
•a 70.5% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 67.8% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery), and a 93.8% improvement in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery) and;
•an increase in utilization and sales volumes.

YTD 2022 vs. YTD 2021
Refining margin increased by $857.6 million, or 203.9%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the following:
•a 110.8% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 95.6% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery), and a 157.9% improvement in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery) and;
•an increase in sales volumes.
Such increase was partially offset by an increase in RINs expense primarily due to increased production.

Operating Expenses
Q3 2022 vs. Q3 2021
Operating expenses increased by $87.8 million, or 104.3%, in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by the following:
•increase in variable costs and utilities associated with higher throughput during the current period; and
•higher natural gas prices in the third quarter of 2022.
YTD 2022 vs. YTD 2021
Operating expenses increased by $143.0 million, or 45.6%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the following:
•increase in variable costs and utilities associated with higher throughput during the current period; and
•higher natural gas prices in the nine months ended September 30, 2022 compared to the prior year for the same period.

62 |

Management's Discussion and Analysis

Contribution Margin
Q3 2022 vs. Q3 2021
Contribution margin increased by $23.9 million, in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by an increase in refining margin primarily driven by improved crack spreads offset by increase in variable costs and utilities and natural gas prices.
YTD 2022 vs. YTD 2021
Contribution margin increased by $714.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by an increase in refining margin primarily driven by improved crack spreads, increased sales volumes, offset by increase in variable costs and utilities, natural gas prices, and higher RINs expense primarily due to increased production.

63 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Logistics Contribution Margin and Operating Information
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues	$294.1	$189.6	$767.4	$511.0
Cost of materials and other	177.7	105.1	480.3	275.0
Operating expenses (excluding depreciation and amortization)	25.9	17.6	65.0	48.0
Contribution margin	$90.5	$66.9	$222.1	$188.0
Operating Information:
East Texas - Tyler Refinery sales volumes (average bpd) (1)	65,396	71,847	66,473	72,791
Big Spring wholesale marketing throughputs (average bpd)	74,238	81,880	76,135	76,680
West Texas wholesale marketing throughputs (average bpd)	10,082	10,560	10,023	10,033
West Texas wholesale marketing margin per barrel	$4.23	$3.33	$3.84	$3.64
Terminalling throughputs (average bpd) (2)	142,003	144,355	138,558	142,959
Throughputs (average bpd):
Lion Pipeline System:
Crude pipelines (non-gathered)	87,653	81,929	81,795	60,344
Refined products pipelines to Enterprise Systems	65,761	62,263	63,391	42,733
SALA Gathering System	14,354	14,086	16,150	14,056
East Texas Crude Logistics System	23,960	18,644	20,015	24,045
Big Spring Gathering Assets (3)	121,304	84,325	107,699	79,251
Plains Connection System	184,254	131,571	166,864	120,905
Trucking Assets	15,763	11,450	13,606	10,655
(1)Excludes jet fuel and petroleum coke.
(2)Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, El Dorado and North Little Rock, Arkansas terminals and Memphis and Nashville, Tennessee terminals.
(3)Excludes volumes that are being temporarily transported via trucks while connectors are under construction.

Logistics Segment Operational Comparison of the Three and Nine Months Ended September 30, 2022 versus the Three and Nine Months Ended September 30, 2021
Net Revenues
Q3 2022 vs. Q3 2021
Net revenues increased by $104.5 million, or 55.1%, in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by:
•increases in the average sales prices per gallon of diesel and gasoline sold, partially offset by a decrease in the volumes of gasoline and diesel sold in our West Texas marketing operations;
•incremental revenues from the 3 Bear Acquisition; and
•increases in pipeline throughputs.
Net revenues included sales to our refining segment of $126.1 million and $109.3 million for the three months ended September 30, 2022 and September 30, 2021, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2022 vs. YTD 2021
Net revenues increased by $256.4 million, or 50.2%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the following:
•increases in the average sales prices per gallon of gasoline and diesel sold and volume of diesel sold, partially offset by a decrease in the volume of gasoline sold in our West Texas marketing operations;
•incremental revenues from the 3 Bear Acquisition; and
•increases in pipeline throughputs, where the nine months ended September 30, 2021 were negatively impacted by the Pandemic as well as severe weather events.

64 |

Management's Discussion and Analysis

Net revenues included sales to our refining segment of $375.1 million and $307.0 million for the nine months ended September 30, 2022 and 2021, respectively, and sales to our other segment of $2.0 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Q3 2022 vs. Q3 2021
Cost of materials and other for the logistics segment increased by $72.6 million, or 69.1%, in the third quarter of 2022 compared to the third quarter of 2021 primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold, and increases in the volume of gasoline sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased $0.56 per gallon and $1.42 per gallon, respectively;
◦the average volumes of gasoline and diesel sold decreased by 0.8 million gallons and 1.1 million gallons, respectively, and;
•incremental cost of materials and other from the 3 Bear Acquisition.
Our logistics segment purchased product from our refining segment of $124.7 million and $89.9 million for the three months ended September 30, 2022 and September 30, 2021, respectively. We eliminate these intercompany costs in consolidation.
YTD 2022 vs. YTD 2021
Cost of materials and other for the logistics segment increased by $205.3 million, or 74.7%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased $0.97 per gallon and $1.55 per gallon, respectively;
◦the average volumes of diesel sold increased by 1.9 million gallons, while gasoline volumes sold decreased by 2.0 million gallons; and
•incremental cost of materials and other from the 3 Bear Acquisition.

65 |

Management's Discussion and Analysis

Our logistics segment purchased product from our refining segment of $374.3 million and $229.8 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. We eliminate these intercompany costs in consolidation.
Operating Expenses
Q3 2022 vs. Q3 2021
Operating expenses increased by $8.3 million, or 47.2%, in the third quarter of 2022 compared to the third quarter of 2021, driven by the following:
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
YTD 2022 vs. YTD 2021
Operating expenses increased by $17.0 million, or 35.4%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, driven by the following:
•increase due to additional expenses associated with 3 Bear Acquisition;
•increases in employee and outside service costs; and
•increases in variable expenses such as maintenance and materials costs due to higher throughput.

Contribution Margin
Q3 2022 vs. Q3 2021
Contribution margin increased by $23.6 million in the third quarter of 2022 compared to the third quarter of 2021 primarily driven by the following:
•increases in revenue due to higher throughput volumes; and
•partially offset by increases in operating expense.
YTD 2022 vs. YTD 2021
Contribution margin increased by $34.1 million, or 18.1%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the following:
•increases in revenue due to higher throughput volumes; and
•partially offset by increases in operating expense.

66 |

Management's Discussion and Analysis

Retail Segment
The table below sets forth certain information concerning our retail segment operations (gross sales $ in millions):

Retail Contribution Margins
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues	$253.1	$206.5	$739.7	$590.3
Cost of materials and other	210.3	165.2	617.1	466.4
Operating expenses (excluding depreciation and amortization)	25.4	23.4	73.2	67.4
Contribution margin	$17.4	$17.9	$49.4	$56.5

Operating Information
Number of stores (end of period)	248	250	248	250
Average number of stores	248	250	248	250
Average number of fuel stores	243	245	243	245
Retail fuel sales	$169.0	$124.9	$502.4	$349.5
Retail fuel sales (thousands of gallons)	44,729	41,912	129,145	124,655
Average retail gallons sold per average number of fuel stores (in thousands)	184	171	533	510
Average retail sales price per gallon sold	$3.78	$2.98	$3.89	$2.80
Retail fuel margin ($ per gallon) (1)	$0.345	$0.327	$0.330	$0.356
Merchandise sales (in millions)	$84.2	$81.7	$237.3	$240.9
Merchandise sales per average number of stores (in millions)	$0.3	$0.3	$1.0	$1.0
Merchandise margin %	32.6%	33.7%	33.7%	33.1%

Same-Store Comparison (2)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Change in same-store fuel gallons sold	7.4%	(5.9)%	4.7%	(9.6)%
Change in same-store merchandise sales	3.9%	(7.1)%	(0.3)%	(3.1)%
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

Retail Segment Operational Comparison of the Three and Nine Months Ended September 30, 2022 versus the Three and Nine Months Ended September 30, 2021
Net Revenues
Q3 2022 vs. Q3 2021
Net revenues for the retail segment increased by $46.6 million, or 22.6%, in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by the following:
•an increase in total fuel sales which were $169.0 million in the third quarter of 2022 compared to $124.9 million in the third quarter of 2021, primarily attributable to an increase of $0.80 in average price charged per gallon sold; and
•an increase in merchandise sales to $84.2 million in the third quarter of 2022 compared to $81.7 million in the third quarter of 2021.
2022 vs. YTD 2021
Net revenues for the retail segment increased by $149.4 million, or 25.3%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the following:

67 |

Management's Discussion and Analysis

•an increase in total fuel sales which were $502.4 million in the nine months of 2022 compared to $349.5 million in the nine months of 2021, primarily attributable to a $1.09 increase in average price charged per gallon sold; and
•partially offset by a decrease in merchandise sales to $237.3 million in the nine months of 2022 compared to $240.9 million in the nine months of 2021, primarily driven by the same-store sales decrease of 0.3%.

Cost of Materials and Other
Q3 2022 vs. Q3 2021
Cost of materials and other for the retail segment increased by $45.1 million, or 27.3%, in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by an increase in average cost per gallon of $0.78 or 29.4% applied to fuel sales volumes that increased period over period. Our retail segment purchased finished product from our refining segment of $132.1 million and $92.3 million for the three months ended September 30, 2022 and September 30, 2021, respectively, which is eliminated in consolidation.
YTD 2022 vs. YTD 2021
Cost of materials and other for the retail segment increased by $150.7 million, or 32.3%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by an increase in average cost per gallon of $1.11 or 45.5% applied to fuel sales volumes that increased period over period. Our retail segment purchased finished product from our refining segment of $404.0 million and $253.8 million for the nine months ended September 30, 2022 and September 30, 2021, respectively, which is eliminated in consolidation.

Operating Expenses
Q3 2022 vs. Q3 2021
Retail segment operating expenses increased by $2.0 million, or 8.5%, in the third quarter of 2022 compared to the third quarter of 2021, primarily due to increased salary cost and credit card expenses due to a higher price per gallon.
YTD 2022 vs. YTD 2021
Operating expenses for the retail segment increased by $5.8 million, or 8.6% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to increased employee costs.

68 |

Management's Discussion and Analysis

Contribution Margin
Q3 2022 vs. Q3 2021
Contribution margin for the retail segment decreased by $0.5 million, or 2.8%, in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by the following:
•a decline in merchandise margin percentage of 1.1%; and
•an increase in operating expense.
YTD 2022 vs. YTD 2021
Contribution margin for the retail segment decreased by $7.1 million, or 12.6%, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily driven by the following:
•a decrease in average fuel margin of $0.025 per gallon and an increase in fuel sales volume; and
•a 1.5% decrease in merchandise sales, partially offset by an increase in merchandise margin percentage of 0.6%.

Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At September 30, 2022 our total liquidity amounted to $2.1 billion comprised primarily of $787.4 million in unused credit commitments under the Delek Revolving Credit Facility (as defined in Note 9 of the condensed consolidated financial statements in Item 1. Financial Statements), $193.1 million in unused credit commitments under the Delek Logistics Credit Facility (as defined in Note 9 of the condensed consolidated financial statements in Item 1. Financial Statements) and $1,153.8 million in cash and cash equivalents. Refer to Note 19 of the condensed consolidated financial statements in Item 1. Financial Statements for information on our recent amendments to our debt facilities. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements and pay quarterly cash dividends and operational capital expenditures. In response to the COVID-19 Pandemic and the decline in oil prices, on November 5, 2020, we announced that we elected to suspend dividends in order to conserve capital. On June 21, 2022, our Board of Directors voted to declare a special cash dividend of $0.20 per share of our common stock, payable on July 20, 2022 to shareholders of record on July 12, 2022. Return of cash to shareholders remains a priority for the Company along with maintaining a strong and flexible balance sheet. On August 1, 2022, our Board voted to reinstate the quarterly cash dividend and declared a quarterly cash dividend of $0.20 per share of our common stock, payable on September 6, 2022 to shareholders of record on August 22, 2022. On October 31, 2022, our Board declared a quarterly cash dividend of $0.21 per share of our common stock, payable on December 2, 2022 to shareholders of record on November 18, 2022. In addition, on August 1, 2022, the Board approved an approximately $170.3 million increase in its share repurchase authorization, bringing the total amount available for repurchases under current authorizations to $400.0 million. During the third quarter 2022, we repurchased approximately 1.4 million shares of Delek US common stock for approximately $40 million, with an average price of $27.86 per share. Other funding sources including borrowings under existing credit agreements and issuance of equity and debt securities have been utilized to meet our funding requirements and support our growth capital projects and acquisitions. In addition, we have

69 |

Management's Discussion and Analysis

historically been able to source funding that terms that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at terms that are sustainable and profitable for the Company. However, there can be no assurances regarding the availability of any future debt or equity financings or whether such financings can be made available on terms that are acceptable to us; any execution of such financing activities will be dependent on the contemporaneous availability of functioning debt or equity markets. Additionally, new debt financing activities will be subject to the satisfaction of any debt incurrence limitation covenants in our existing financing agreements. Our debt limitation covenants in our existing financing documents are usual and customary for credit agreements of our type and reflective of market conditions at the time of their execution. Additionally, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including the current COVID-19 Pandemic and oil prices, some of which are beyond our control.
If market conditions were to change, for instance due to the uncertainty created by the COVID-19 Pandemic or the Russia-Ukraine War, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be unfavorably impacted.
As of September 30, 2022, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Logistics Credit Facility (see Note 9 of the condensed consolidated financial statements in Item 1. Financial Statements). We currently expect to remain in compliance with our existing debt maintenance covenants, though we can provide no assurances, particularly if conditions significantly worsen beyond our ability to predict. Additionally, we were in compliance with incurrence covenants during the quarter ended September 30, 2022 to the extent that any of our activities triggered these covenants. However, given the uncertainty around economic conditions, it is at least reasonably possible that conditions could change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants. Inability to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may pay dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such quarter that we are able to satisfy the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to) the following: available borrowings under our existing Wells Fargo Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Credit Facility (each as defined in Note 9 of the condensed consolidated financial statements in Item 1. Financial Statements); the allowance to incur additional secured debt under the Term Loan Credit Facility (as defined in Note 9 of the condensed consolidated financial statements in Item 1. Financial Statements); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks, each as otherwise contemplated and allowed under our incurrence covenants.
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Nine Months Ended September 30,
	2022	2021
Cash Flow Data:
Operating activities	$716.1	$210.2
Investing activities	(819.9)	(143.2)
Financing activities	401.1	(23.9)
Net increase	$297.3	$43.1

Cash Flows from Operating Activities
Net cash provided by operating activities was $716.1 million for the nine months ended September 30, 2022, compared to cash provided of $210.2 million for the comparable period of 2021. The increase in cash provided by operating activities was primarily due to an increase in cash receipts from customers and cash payments to suppliers and for salaries resulting in a net $555.4 million increase in cash provided by operating activities. Additionally, interest paid increased $34.4 million, income taxes paid increased $22.4 million and dividends received increased $7.3 million.

70 |

Cash Flows from Investing Activities
Net cash used in investing activities was $819.9 million for the first nine months of 2022, compared to $143.2 million in the comparable period of 2021. The increase in cash flows used in investing activities was primarily due to the $625.4 million acquisition of 3 Bear, an $29.7 million increase in purchases of property, plant and equipment, partially attributable to delaying non-essential projects in light of the COVID-19 Pandemic and a $10.4 million decrease in proceeds from sale of property, plant and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $401.1 million for the nine months ended September 30, 2022, compared to net cash used of $23.9 million in the comparable 2021 period. This increase in cash provided was primarily due to net proceeds on our revolvers and term debt of $510.0 million during the nine months ended September 30, 2022, compared to net repayments of $125.8 million in the comparable 2021 period and $16.4 million in proceeds from the sale of Delek Logistics limited partner units in the current period, partially offset by a $95.6 million decrease in net proceeds from inventory financing arrangements, the purchase of Delek common stock from IEP Energy Holding, LLC for $64.0 million in the current period, $40.0 million of share repurchases and $28.3 million dividends paid in the period.
Cash Position, Indebtedness and Other Financing Arrangements
As of September 30, 2022, our total cash and cash equivalents were $1,153.8 million and we had total long-term indebtedness of approximately $2,733.6 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $9.2 million and $14.3 million, respectively. Additionally, we had letters of credit issued of approximately $212.6 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $980.5 million. Our total long-term indebtedness consisted of the following:
•an aggregate principal amount of $1,250.2 million under the Term Loan Credit Facility, due on March 30, 2025, with effective interest rate of 6.41%;
•an aggregate principal amount of $806.9 million under the Delek Logistics Credit Facility, due on September 28, 2023, with average borrowing rate of 5.64%;
•an aggregate principal amount of $250.0 million under the Delek Logistics 2025 Notes, due in 2025, with effective interest rate of 7.19%;
•an aggregate principal amount of $400.0 million under the Delek Logistics 2028 Notes, due in 2028, with effective interest rate of 7.40%;
•an aggregate principal amount of $50.0 million under the United Community Bank Revolver (formally Reliant Bank), due on June 30, 2023, with fixed interest rate of 7.00%; and
•the Revolving Credit Facility, due on March 30, 2023, with borrowing rate of 6.50% for base rate loans, with no principal amount outstanding.
See Note 9 and Note 19 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information about our separate credit facilities included in long-term indebtedness.
Additionally, we also utilize other financing arrangements to finance operating assets and/or, from time to time, to monetize other assets that may not be needed in the near term, when internal cost of capital and other criteria are met. Such arrangements include our supply and offtake arrangements, which finance a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs or other non-inventory product financing liabilities. Our supply and offtake obligation with J. Aron amounted to $596.2 million at September 30, 2022, $413.0 million of which is due on December 30, 2022. (See Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements, for additional information about our supply and offtake facilities). Our product financing liabilities consisted primarily of RIN financings as of September 30, 2022, and totaled $305.7 million, all of which is due by December 31, 2022. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our audited consolidated financial statements included Item 8. Financial Statements and Supplementary Data, of our December 31, 2021 Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Contractual Obligations" section included in Item 2. Management's Discussion and Analysis.

71 |

Management's Discussion and Analysis

Capital Spending
A key component of our long-term strategy is our capital expenditure program. Our capital expenditures for the nine months ended September 30, 2022 were $174.1 million, of which approximately $56.0 million was spent in our refining segment, $68.0 million in our logistics segment, $22.6 million in our retail segment and $27.5 million primarily at the holding company level. The following table summarizes our actual capital expenditures for the nine months ended September 30, 2022 and planned capital expenditures for the full year 2022 by operating segment and major category (in millions):

	Full Year 2022 Forecast	Nine Months Ended September 30, 2022
Refining
Sustaining maintenance, including turnaround activities	$100.9	$50.6
Regulatory	9.7	4.0
Discretionary projects	2.9	1.4
Refining segment total	113.5	56.0

Logistics
Regulatory	4.6	2.9
Sustaining maintenance	1.7	1.1
Discretionary projects	110.5	64.0
Logistics segment total	116.8	68.0

Retail
Regulatory	—	—
Sustaining maintenance	4.5	3.3
Discretionary projects	29.0	19.3
Retail segment total	33.5	22.6

Other
Regulatory	3.8	1.9
Sustaining maintenance	24.4	20.6
Discretionary projects	8.0	5.0
Other total	36.2	27.5
Total capital spending (1)	$300.0	$174.1
(1) The current year spend excludes approximately $8.1 million for equipment purchased during the nine months ended September 30, 2021 to be used in future expansion projects.

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

72 |

Management's Discussion and Analysis

Cash Requirements
Long-Term Cash Requirements Under Contractual Obligations
Information regarding our known cash requirements under contractual obligations of the types described below as of September 30, 2022, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long term debt and notes payable obligations	$869.9	$1,487.2	$—	$400.0	$2,757.1
Interest(1)	167.9	200.2	65.4	42.8	476.3
Operating lease commitments(2)(7)	57.6	82.2	36.1	28.5	204.4
Finance lease commitments(3)	4.4	3.8	2.8	4.8	15.8
Purchase commitments(4)	697.9	—	—	—	697.9
Product financing commitments(5)	305.7	—	—	—	305.7
Transportation agreements(6)	158.9	257.1	226.8	249.7	892.5
J. Aron supply and offtake obligations (7)	428.5	—	—	—	428.5
Total	$2,690.8	$2,030.5	$331.1	$725.8	$5,778.2
(1) Expected interest payments on debt outstanding at September 30, 2022. Floating interest rate debt is calculated using September 30, 2022 rates. For additional information, see Note 9 of our condensed consolidated financial statements included in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of September 30, 2022.
(3) Amounts reflect future estimated lease payments under financing leases having remaining non-cancelable terms in excess of one year as of September 30, 2022.
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

73 |

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
The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are presented separately below), as of September 30, 2022 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2022	2023	2024
Contracts not designated as hedging instruments:
Crude oil price swaps - long(1)	$20.3	51,961,000	24,910,000	27,051,000	—
Crude oil price swaps - short(1)	(11.9)	49,753,000	28,382,000	21,371,000	—
Inventory, refined product and crack spread swaps - long(1)	(8.9)	3,516,000	2,226,000	1,290,000	—
Inventory, refined product and crack spread swaps - short(1)	22.0	7,343,000	4,953,000	2,390,000	—
Natural gas swaps - long(3)	(2.7)	2,030,000	—	2,030,000	—
Natural gas swaps - short(3)	0.5	5,755,000	5,475,000	280,000	—
RIN commitment contracts - long(2)	0.3	128,800,000	128,800,000	—	—
RIN commitment contracts - short(2)	1.6	22,000,000	22,000,000	—	—
Total	$21.2	271,158,000	216,746,000	54,412,000	—
(1)     Volume in barrels (2) Volume in RINs (3) Volume in MMBTU .

Interest Risk Management Activities
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $2,107.1 million as of September 30, 2022. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt as of September 30, 2022 would be to change interest expense by approximately $21.1 million.
Inflation
Inflationary factors, such as increases in the costs of our inputs, operating expenses, and interest rates may adversely affect our operating results. During 2022, our results of operations were negatively affected by higher natural gas costs, higher labor costs and supply chain disruptions, in part, by the COVID-19 Pandemic, the uncertain economic environment, and macroeconomic and geopolitical events and trends. We expect these cost pressures and supply chain challenges to continue into fiscal year 2023. In addition, current or future governmental policies may increase the risk of inflation, which could further increase costs and may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of sales if the prices at which we are able to sell our products and services do not increase in line with increases in costs.

74 |

Management's Discussion and Analysis

LIBOR Transition
LIBOR is a commonly used indicative measure of the average interest rate at which major global banks could borrow from one another. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR discontinued the reporting of certain LIBOR rates on December 31, 2021, and has publicly announced that it intends to discontinue all USD LIBOR rates after June 2023. Certain of our agreements use LIBOR as a “benchmark” or “reference rate” for various terms. Some agreements contain an existing LIBOR alternative such as the Secured Overnight Financing Rate. Where there is not an alternative, we expect to replace the LIBOR benchmark with an alternative reference rate. While we do not expect the transition to an alternative rate to have a significant impact on our business or operations, it is possible that the move away from LIBOR could materially impact our borrowing costs on our variable rate indebtedness.
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
The following table sets forth information relating to trading commodity derivative contracts as of September 30, 2022:

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2022	2023	2024	2025	2026
Crude forward contracts- long(1)	105.9	1,551,582	1,551,582	—	—	—	—
Crude forward contracts- short(1)	(96.3)	1,425,681	1,425,681	—	—	—	—
Total	$9.6	2,977,263	2,977,263	—	—	—	—
(1)     Volume in barrels.

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
We acquired 3 Bear effective June 1 2022, and have included the operating results and assets and liabilities of 3 Bear in our consolidated financial statements as of September 30, 2022 and for the 122 days then ended. As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Company’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of 3 Bear that are subsumed by internal control over financial reporting. 3 Bear accounted for approximately 8.0% of total assets as of September 30, 2022 and approximately 0.5% of total revenues of the Company for the nine months ended on September 30, 2022. Other than our internal controls for 3 Bear, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

75 |

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

ITEM 1A. RISK FACTORS
There were no material changes during the nine months ended September 30, 2022 to the risk factors identified in the Company’s fiscal 2021 Annual Report on Form 10-K, except as described below.
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
On June 1 2022, a subsidiary of Delek Logistics acquired 100% of the equity interests of 3 Bear Delaware Holding – NM, LLC, an indirect subsidiary of 3 Bear Energy, LLC.
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

76 |

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended September 30, 2022 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act (inclusive of all purchases that have settled as of September 30, 2022).

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2022	—	$—	—	$229,724,248
August 1 - August 31, 2022 (1)	1,021,836	27.66	1,021,836	371,735,880
September 1 - September 30, 2022	413,766	28.36	413,766	360,000,008
Total	1,435,602	$27.86	1,435,602	N/A
(1)     On August 1, 2022, the Board of Directors approved an approximately $170.3 million increase in its share repurchase authorization, bringing the total amount available for repurchases under current authorizations to $400.0 million. (See further discussion in Note 16 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

ITEM 5. OTHER INFORMATION
None.

77 |

Exhibits
ITEM 6. EXHIBITS

Exhibit No.		Description

3.1	#	Fifth Amended and Restated Bylaws of Delek US Holdings, Inc.

10.1	#
Assignment and Assumption Agreement and Guaranty, dated as of March 22, 2022, by and among Lion Oil Trading & Transportation, LLC, DK Trading & Supply, LLC, Delek Logistics Operating, LLC, Lion Oil Company, LLC, and Delek US Energy, Inc.

10.2	#	Partial Assignment and Assumption Agreement, dated as of March 23, 2022, by and among Lion Oil Company, LLC, DK Trading & Supply, LLC, and Delek Logistics Partners, LP.

10.3	#	Omnibus Assignment and Assumption Agreement, dated as of September 12, 2022, by and among Alon USA, LP, DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto.

10.4	#	Omnibus Assignment and Assumption Agreement, dated as of September 12, 2022, by and among Lion Oil Company, LLC, DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto.

10.5	#	Omnibus Assignment and Assumption Agreement, dated as of September 13, 2022, by and among Delek Refining Ltd., DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto.

10.6	#
Omnibus Assignment and Assumption Agreement, dated as of September 13, 2022, by and among Lion Oil Trading & Transportation, LLC, DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto.

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

101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2022 and 2021 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith

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

Dated: November 8, 2022

79 |