Form 10-K
period 2022-12-31
Delek US Holdings, Inc.
filed 2023-03-01
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 18 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-38142
DELEK US HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware			35-2581557
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

310 Seven Springs Way, Suite 400 and 500	Brentwood	Tennessee	37027
(Address of principal executive offices)			(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 4262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates as of June 30, 2022 was approximately $1,810,814,000, based upon the closing sale price of the registrant's common stock on the New York Stock Exchange on that date. For purposes of this calculation only, all directors and officers subject to Section 16(b) of the Securities Exchange Act of 1934 are deemed to be affiliates.
At February 24, 2023, there were 66,941,871 shares of the registrant's common stock, $.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).
Documents incorporated by reference
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents
Delek US Holdings, Inc.
Annual Report on Form 10-K
For the Annual Period Ending December 31, 2022

2 |

PART I
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
As of December 31, 2022, we owned a 78.8% limited partner interest as well as a non-economic general partner interest in Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), a publicly-traded master limited partnership that we formed in April 2012.
Statements in this Annual Report on Form 10-K, other than purely historical information, including statements regarding our plans, strategies, objectives, beliefs, expectations and intentions are forward-looking statements. Forward-looking statements include, among other things, statements that refer to the acquisition of 3 Bear Delaware Holding – NM, LLC (the “3 Bear Acquisition”), including any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, and statements regarding our efforts and plans in response to such events, the information concerning our possible future results of operations, business and growth strategies, including as the same may be impacted by the attack on Ukraine by Russia in February 2022 (the "Russia-Ukraine War"), financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, including those discussed below and in Item 1A. Risk Factors, which may cause actual results to differ materially from the forward-looking statements. See also "Forward-Looking Statements" included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
See the “Glossary of Terms” beginning on page 4 of this Annual Report on Form 10-K for definitions of certain business and industry terms used herein.
Available Information
Our Internet website address is www.DelekUS.com and Twitter account is @DelekUSHoldings. Information contained on our website is not part of this Annual Report on Form 10-K. Our reports, proxy and information statements, and any amendments to such documents are filed electronically with the Securities and Exchange Commission (“SEC”) and are available on our Internet website in the “Investor Relations” section (ir.delekus.com), free of charge, as soon as reasonably practicable after we file or furnish such material to the SEC. We also post our Governance Guidelines, Code of Business Conduct & Ethics and the charters of our Board of Directors’ committees in the “Corporate Governance” section of our website, accessible by navigating to the “About Us” section on our Internet website. We will provide any of these documents to any stockholder that makes a written request to the Corporate Secretary, Delek US Holdings, Inc., 310 Seven Springs Way, Suite 400 and 500, Brentwood, Tennessee 37027.

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
HSD - High sulfur diesel, No. 2 diesel fuel that has a sulfur level above 500 ppm.
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
MBbl/d -Thousand barrels per day
MMBTU - One Million British Thermal Units.
MSCF/d - Abbreviation for a thousand standard cubic feet per day, a common measure for volume of natural gas.
MMcf/d - Abbreviation for a million cubic feet per day common measure for volume of natural gas.
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

5 |

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
•The outbreak of COVID-19 and its development into a pandemic in early 2020 (the "COVID-19 Pandemic" or the "Pandemic"), any related subsequent waves of the COVID-19 Pandemic or an additional regional or global disease outbreak, and certain developments in the global oil markets have had, may continue to have, or may have an adverse impact on our business, our future results of operations and our overall financial performance.
•Economic conditions could change our ability to pay dividends.
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
•The termination or expiration of, or periodic price adjustment settlements in, the Citigroup Energy Inc. ("Citi") Inventory Intermediation Agreement could have a material adverse effect on our liquidity.
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
•Our ongoing review of other strategic alternatives for our logistics business may pose additional risks to our business.
•We may not be able to successfully execute our strategy of growth through acquisitions.

7 |

Summary of Risk Factors
•Acquisitions, such as the 3 Bear Acquisition, involve risks that could cause our actual growth or operating results to differ adversely compared with our expectations.
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
•Our business is subject to complex and evolving laws, regulations and security standards regarding privacy, cybersecurity and data protection.
•If our cost efficiency measures are not successful, we may become less competitive.
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
The following map outlines the geography of our integrated downstream energy structure as of December 31, 2022:

Refining	Logistics	Retail
302,000 bpd total capacity:	10 light product distribution terminals	249 stores as of December 31, 2022
Tyler, TX	Approximately 1,970 miles of pipeline (1)	Southwest U.S. locations
El Dorado, AR	Approximately 10.8 million barrels of active shell capacity	Primary source of fuel is Big Spring, TX refinery
Big Spring, TX	Approximately 200 MBbl/d of water disposal capacity
Krotz Springs, LA	Approximately 88 MMcf/d of gas processing capacity
WTI primary crude oil supply - 228,000 bpd	Crude oil pipeline joint ventures:
Biodiesel facilities with 40 million gallons total	Red River Pipeline Company LLC
annual capacity:	Caddo Pipeline LLC
Crossett, AR	Andeavor Logistics RIO Pipeline LLC
Cleburne, TX	West Texas wholesale:
New Albany, MS	Sale of refined products through terminals
(1)    Includes approximately 240 miles of leased capacity.

9 |

Business and Properties

The principal activities of our refining, logistics and retail segments are described below:

Refining Segment
Inputs:	crude oil and other feedstocks
Products:	transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products
Nameplate Capacity (bpd):	302,000
Primary Refinery Operations (and bpd capacity):
Tyler, Texas refinery (the "Tyler refinery")	75,000
El Dorado, Arkansas refinery (the "El Dorado refinery")	80,000
Big Spring, Texas refinery (the "Big Spring refinery")	73,000
Krotz Springs, Louisiana refinery (the "Krotz Springs refinery")	74,000
Other Refining Segment Operations/Assets
Renewables facilities	approximately 40 million gallons of annual biodiesel production capacity across three facilities located in Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi
Crude	wholesale crude operations
Primary Distribution Channels:
Tyler refinery	production primarily distributed through a refined products terminal located at the refinery that is owned and operated by our logistics segment to supply the local market in the East Texas area
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

Logistics Segment
Primary Operations:
owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets for the use in providing logistics, marketing, disposal and recycling services to customers; primary customer is Delek, inter-company transactions are eliminated in consolidation

Fee-Based Revenue Sources:
crude oil gathering, transporting and storage of crude oil and natural gas; marketing, distributing, transporting and storing intermediate and refined products and disposing and recycling of water in select regions of the southeastern United States, the Delaware Basin in New Mexico and West Texas for our refining segment and third parties

Other Revenue Sources:	sales of wholesale products in the West Texas market
Owned or Leased Pipeline Capacities (in approximate miles):
Crude oil transportation pipelines	400
Refined product pipelines	450
Crude oil gathering system	approximately 1,120
Gas gathering pipelines	95 (150 MMcf/d pipeline capacity)
Water gathering pipelines	170 (220 MBbl/d of pipeline capacity)
Other Logistics Assets/Facilities:
Gathering system crude oil capacity, intermediate and refined products storage tanks	approximately 10.3 million barrels of active shell capacity
Crude oil storage tanks located at our refineries	various capacities located on-site at Delek's Tyler, El Dorado and Big Spring refineries as well as at our Delaware Gathering Assets.
Trucking assets	264 tractors and 353 trailers, which are owned or leased, and used to haul primarily crude oil and other products for related and third parties
Water disposal capacity	approximately 200 MBbl/d of water disposal capacity
Gas processing capacity	approximately 88 MMcf/d of gas processing capacity
Joint venture investments	strategic investments in pipelines/pipeline systems servicing various areas including the Permian Basin

10 |

Business and Properties

Retail Segment
Number of Stores at December 31, 2022 (owned and leased):	249
Geographic Areas Served:	primarily West Texas and New Mexico
Branding:	Delek (i.e., "DK") and Alon branding on certain locations which will continue to increase as we re-brand existing 7-Eleven locations (1)
Fuel Offerings at Retail Locations:	various grades of gasoline and diesel under the DK or Alon brand name, primarily sourced by our Big Spring refinery
Merchandise Offerings at Convenience Store Locations:	food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders
(1) Per our 2018 license termination agreement, all 7-Eleven branding must be removed by December 31, 2023. Merchandise at our convenience store sites will continue to be sold under the 7-Eleven brand name until removal.

Our Vision
For many years, we have operated successfully in our core segments by focusing on operating efficiencies and market fundamentals, balanced with the continued pursuit of strategic investments and acquisitions. And while the oil and gas macroeconomic environment continues to be dynamic, we believe the world’s reliance on hydrocarbons will not disappear, and oil and gas will continue to remain relevant in meeting global energy demand. At the same time, the emphasis on environmental responsibility and long-term economic and environmental sustainability is accelerating, with increased demand for transparency evolving out of the ESG movement. For these reasons, it is critical that we understand not only our current ESG positioning in the market, but also that we integrate a broader sustainability view to all of our activities, both operational and strategic. For these reasons, we have developed a Long-Term Sustainability Framework, representing a continuously evolving foundation out of which we identify our strategic objectives and initiatives, which collectively form our Long-term Sustainability Strategy for 2023.
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

11 |

Business and Properties
Long-Term Sustainability Framework: Key Initiatives
Integral to our Long-Term Sustainability Framework and the achievement of the initial overarching objectives are the following key initiatives:
■Maintain safe, reliable, and environmentally responsible operations.
■Create shareholder value by rewarding our shareholders with a competitive long-term capital allocation framework.
■Continuous evaluation of our business model in terms of long-term economic and operational sustainability.
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
In connection with the development of our Long-Term Sustainability Framework, we have expanded the scope of our growth and business development strategy to one that is also focused on operational, economic and environmental sustainability, including increased emphasis on sustainable carbon efficiency. As an initial foundational change, this expanded scope includes the implementation of an enhanced screening process for proposed future growth projects to incorporate key considerations regarding their environmental and social impact, including quantitative and qualitative data corresponding to several sustainability criteria, such as GHG emissions, carbon intensity, water usage, electricity usage, waste generation, biodiversity impact, and impact on indigenous peoples, among other environmental conscious considerations. This type of data provides management with a more thorough understanding of a project’s potential environmental and social impacts to better make investment decisions that are aligned with our long-term sustainability view. As we move into the future and begin to execute on new growth transactions under the sustainability framework, this data will enable us not only to more closely track the impact we have on both the communities in which we operate and the environment at large, but also to realize the exponential impact of sustainable growth on the long-term value to our stakeholders.
The unprecedented conditions driven by the COVID-19 Pandemic during 2020 and 2021 required that we direct our attentions to minimizing the impact of the economic environment on our stakeholders, which included managing our liquidity and controlling costs, both of which were critical to successfully navigating the market conditions and economic pressures and protecting the financial condition of the Company. However, in 2022, as economic indicators and markets continued to stabilize, we have turned our attention back to longer term strategic growth and sustainability with a renewed excitement for strategic acquisitions and investment opportunities, which demonstrates our continued commitment to increasing shareholder value. This was demonstrated by our acquisition of 3 Bear Delaware Holding – NM, LLC ("3 Bear") which enhanced our third-party revenues, further diversified of our customer and product mix, and expanded our footprint into the Delaware basin. In addition, here are some of our most significant transactions in recent years, all of which continue to have a lasting and important impact on our strategic positioning and long-term value proposition:

Date	Acquired Company/Assets	Acquired From	Approximate Purchase Price(1)
July 2017	Purchased the remaining approximately 53% ownership in Alon that Delek did not already own, in an all-stock transaction, resulting in the addition of the Krotz Springs refinery and the majority ownership in the Big Spring refinery, as well as the addition of our retail segment.	Shareholders of Alon USA Energy, Inc.	$530.7 million
February 2018	Purchased the remaining 18.4% ownership in the Alon USA Partners, LP, in an all-equity transaction, representing the remaining interest in the Big Spring refinery operations, which has become one of our best-performing refineries.	LP unitholders of Alon USA Partners, LP	$184.7 million
May 2019	Acquired a 33% membership interest in Red River Pipeline Joint Venture, which continues to be highly accretive to our Logistics segment and one of the principle drivers of our joint venture investment growth.	Plains Pipeline, L.P.	$124.7 million
July 2019
Acquired a 15% membership interest in Wink to Webster Pipeline ("WWP") Joint Venture (which was subsequently converted to an indirect interest via the formation of and contribution to the WWP Project Financing Joint Venture; the WWP JV ramped up operations in 2022 with the completion of long-haul pipeline segments and brings committed volumes that are expected to position the JV for appreciable returns.
		Wink to Webster Pipeline LLC	$76.3 million
June 2022	Acquired 100% of the limited liability company interests in 3 Bear from 3 Bear Energy – New Mexico LLC, related to their crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico, which enhanced our third party revenues, further diversified of our customer and product mix and, expanded our footprint into the Delaware basin.	3 Bear Energy – New Mexico LLC	$628.3 million
(1)Includes amounts paid through the date of this Annual Report on Form 10-K. The WWP Project Financing Joint Venture "purchase price" includes our total capital invested to date, which reflects the required capital calls to date under our indirect 15% WWP Joint Venture interest totaling $320.6 million, the majority of which have been financed within the WWP Project Financing Joint Venture. See further discussion in the Notes to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

12 |

Business and Properties
Other Strategic Activity
We continued to successfully execute on several other strategic opportunities during 2022, including:
•Increasing shareholder value and reducing outsider risk through stock purchase and cooperation agreement entered into with IEP Energy Holding LLC, American Entertainment Properties Corp., Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., Beckton Corp., and Carl C. Icahn (collectively, the “Icahn Group”), pursuant to which the Company agreed to purchase an aggregate of 3,497,268 shares of common stock of the Company, at a price per share of $18.30, which equals an aggregate purchase price of $64.0 million;
•Enhancing flexibility by amending long-term obligation agreements which included the following:
◦Delek Logistics entered into a fourth amended and restated senior secured revolving credit agreement which among other things (i) increased total aggregate commitments to $1.2 billion, comprised of (A) senior secured revolving commitments of $900.0 million in aggregate with an extend maturity date of October 13, 2027, and (B) a new senior secured term loan facility for a term loan in the original principal amount of $300.0 million with a maturity date of October 13, 2024;
◦Delek entered into a third amended and restated credit agreement providing for a senior secured asset-based revolving credit facility with total credit commitment of $1.1 billion with an extended maturity date of October 26, 2027;
◦Delek entered into an amended and restated term loan credit agreement providing for a senior secured term loan facility in an initial principal amount of $950.0 million with an extended maturity date of November 19, 2029 with outstanding term loans of Delek US reduced by an aggregate amount of approximately $300 million with an overall long term debt reduction of $100 million; and
◦Delek entered into an Inventory Intermediation Agreement with Citi (the "Inventory Intermediation Agreement"). Pursuant to the Inventory Intermediation Agreement, Citi will (i) purchase from and sell to Delek crude oil and other petroleum feedstocks in connection with refining processing operations at El Dorado, Big Spring, and Krotz Springs, (ii) purchase from and sell to Delek all refined products produced by such refineries other than certain excluded products and (iii) in connection with such purchases and sales, Delek will enter into certain market risk hedges in each case, on the terms and subject to certain conditions. The Inventory Intermediation Agreement results in up to $800 million of working capital capacity for Delek. The Inventory Intermediation Agreement has a term of 24 months, subject to extension by Citi for an additional 12 months. The Inventory Intermediation Agreement replaces the Supply and Offtake Agreements with J. Aron that expired on December 30, 2022;
•Increasing shareholder value through payment of dividends by reinstating the quarterly cash dividend of $0.20 per share of our common stock in July 2022, increasing the quarterly cash dividend to $0.21 per share of our common stock in October 2022 and increasing the quarterly cash dividend a second time to $0.22 per share of our common stock in February 2023. In addition, our Board of Directors declared a special dividend of $0.20 per share of our common stock in July 2022; and
•Increasing shareholder value through an increase of share purchase program of $170.3 million, bringing the total amount available for repurchases under current authorizations to $400.0 million. For the year ended December 31, 2022, Delek repurchased 4,261,185 shares for an aggregate purchase price of $129.6 million.
See further discussion regarding our specific '2022 Strategic Activities - A Look Back' in the 'Executive Summary' section as well as relevant discussion in our 'Liquidity and Capital Resources' section located in Item 7. Management's Discussion and Analysis, of this Annual Report on Form 10-K. Additionally, see further discussion in Note 6, Note 10 and Note 22, respectively, of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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
During the fourth quarter 2022, we realigned our reportable segments for financial reporting purposes to reflect changes in the manner in which our chief operating decision maker, or CODM, assesses financial information for decision-making purposes. The change primarily represents reporting the operating results of wholesale crude operations within the refining segment. Prior to this change, wholesale crude operations and asphalt terminal operations were reported as part of corporate, other and eliminations. While this reporting change did not change our consolidated results, segment data for previous years has been restated and is consistent with the current year presentation.

13 |

Business and Properties

Refining Segment
Overview
We own and operate four independent refineries located in Tyler, Texas, El Dorado, Arkansas, Big Spring, Texas and Krotz Springs, Louisiana, currently representing a combined 302,000 bpd of crude throughput capacity. Our refining system produces a variety of petroleum-based products used in transportation and industrial markets, which are sold to a wide range of customers located principally in inland, domestic markets and which comply with current EPA clean fuels standards. All four of these refineries are located in the Gulf Coast Region (PADD III), which is one of the five PADD regional zones established by the U.S. Department of Energy where refined products are produced and sold. Refined product prices generally differ among each of the five PADDs.
Our refining segment also includes three biodiesel facilities we own and operate that are engaged in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi. In addition, the refining segment also includes our wholesale crude operations.
Refining System Feedstock Purchases
We purchase more crude oil than our refineries process, generally through a combination of long-term acreage dedication agreements and short-term crude oil purchase agreements. This provides us with the opportunity to optimize the supply cost to the refineries while also maximizing the value of the volumes purchased directly from oil producers. The majority of the crude oil we purchase is sourced from inland domestic sources, primarily in areas of Texas, Arkansas, and Louisiana, although we can also purchase crude delivered via rail from other regions, including Oklahoma and Canada. Existing agreements with third-party pipelines and Delek Logistics allow us to deliver approximately 200,000 bpd of crude oil from West Texas (principally Midland) directly to our refineries. Typically, approximately 228,000 bpd of the crude oil we deliver to our four operating refineries is priced as a differential to the price of WTI crude oil. In most cases, the differential is established in the month prior to the month in which the crude oil is delivered to the refineries for processing.
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
The charts below set forth information concerning Tyler refinery crude oil receipts for the years ended December 31, 2022, 2021 and 2020:

Major processes at our Tyler refinery include crude distillation, vacuum distillation, naphtha reforming, naphtha and diesel hydrotreating, fluid catalytic cracking, alkylation, and delayed coking. The Tyler refinery has a Complexity Index of 8.7.
The chart below sets forth information concerning the throughput at the Tyler refinery for the years ended December 31, 2022, 2021 and 2020:

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

15 |

Business and Properties
The chart below sets forth information concerning the Tyler refinery's production slate for the years ended December 31, 2022, 2021 and 2020:

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
The charts below set forth information concerning El Dorado refinery crude oil receipts for the years ended December 31, 2022, 2021 and 2020:

16 |

Business and Properties
Major processes at our El Dorado refinery include crude distillation, vacuum distillation, naphtha isomerization and reforming, naphtha and diesel hydrotreating, gas oil hydrotreating, fluid catalytic cracking and alkylation. The El Dorado refinery has a Complexity Index of 10.2.
The chart below sets forth information concerning the throughput at the El Dorado refinery for the years ended December 31, 2022, 2021 and 2020:

The El Dorado refinery produces a wide range of refined products, including multiple grades (E-10 premium 93 and E-10 regular 87) of gasoline and ultra-low sulfur diesel fuels, LPG, refinery grade propylene and a variety of asphalt products, including paving grade asphalt and roofing flux. The El Dorado refinery offers both E-10 and biodiesel blended products. The El Dorado refinery produces both low-sulfur gasoline and ultra-low sulfur diesel fuel, both on-road and off-road, pursuant to the current EPA clean fuels standards.
The chart below sets forth information concerning the El Dorado refinery's production slate for the years ended December 31, 2022, 2021 and 2020:

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

17 |

Business and Properties

Big Spring Refinery
Our Big Spring refinery has a nameplate crude throughput capacity of 73,000 bpd and is located on 1,306 acres of land that we own in the Permian Basin in West Texas. The main plant and associated tank farms adjacent to the refinery sit on approximately 330 acres. It is the closest refinery to Midland, which allows us to efficiently source WTS and WTI Midland crude. Additionally, the Big Spring refinery has the ability to source locally-trucked crude as well as crude locally gathered from our own developing gathering system, which enables us to better control quality and eliminate the cost of transporting the crude supply from Midland.
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
The charts below set forth information regarding Big Spring refinery crude oil receipts for the years ended December 31, 2022, 2021 and 2020:

Major processes at our Big Spring refinery include crude distillation, vacuum distillation, naphtha reforming, naphtha and diesel hydrotreating, aromatic extraction, propane de-asphalting, fluid catalytic cracking, and alkylation. The Big Spring refinery has a Complexity Index of 10.5.
The chart below sets forth throughput composition at the Big Spring refinery for the years ended December 31, 2022, 2021 and 2020:

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
The chart below sets forth information concerning the Big Spring refinery's production slate for the years ended December 31, 2022, 2021 and 2020:

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
The Krotz Springs refinery is designed mainly to process light sweet crude oil. We are capable of receiving WTI Midland, LLS, HLS and foreign crude from the EMPCo Northline System (the "Northline System") and the Crimson Pipeline. The Northline System delivers LLS, HLS and foreign crude oil from the St. James, Louisiana, crude oil terminalling complex. The Crimson Pipeline connects the Krotz Springs refinery to the Baton Rouge, Louisiana area. Additionally, the Krotz Springs refinery has the ability to receive crude oil sourced from West Texas. WTI crude oil is transported through the Energy Transfer Amdel pipeline to the Nederland terminal located near the Gulf Coast and from there is transported to the Krotz Springs refinery by barge via the Intracoastal Canal and the Atchafalaya River. The Krotz Springs refinery also receives approximately 20% of its crude by barge and truck from inland Louisiana and Mississippi and other locations.

19 |

Business and Properties
The charts below set forth information regarding Krotz Springs refinery crude oil receipts for the years ended December 31, 2022, 2021 and 2020:

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
The chart below sets forth information concerning the throughput at the Krotz Springs refinery for the years ended December 31, 2022, 2021 and 2020:

The Krotz Springs refinery produces CBOB 84 grade gasoline as well as high sulfur diesel ("HSD"), light cycle oil, jet fuel, petrochemical feedstocks, LPG, slurry oil and alkylate. The Krotz Springs refinery produces low-sulfur gasoline, pursuant to the current EPA clean fuels standards.

20 |

Business and Properties
The chart below sets forth information concerning the Krotz Springs refinery's production slate for the years ended December 31, 2022, 2021 and 2020:

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

21 |

Business and Properties

Logistics Segment
Overview
Our logistics segment consists of Delek Logistics, a publicly-traded master limited partnership, and its subsidiaries. Our consolidated financial statements include its consolidated financial results. As of December 31, 2022, we owned a 78.8% limited partner interest in Delek Logistics, consisting of 34,311,278 common limited partner units, and the non-economic general partner interest. Delek Logistics is a variable interest entity as defined under U.S. generally accepted accounting principles ("GAAP"). Intercompany transactions with Delek Logistics and its subsidiaries are eliminated in our consolidated financial statements.

Our logistics segment generates revenue by charging fees for gathering, transporting, offloading and storing crude oil and natural gas; for storing intermediate products and feedstocks; for marketing, distributing, transporting and storing refined products; and disposing and recycling water. A majority of Logistics' existing assets are both integral to and dependent on the successful operation of Refining's assets, as our logistics segment gathers, transports and stores crude oil, and markets, distributes, transports and stores refined products in select regions of the southeastern United States and East Texas primarily in support of the Tyler and El Dorado refineries, and in Central and West Texas and New Mexico, primarily in support of the Big Spring refinery. In addition, the logistics segment also provides crude oil, intermediate and refined products transportation services for, terminalling and marketing services to, and disposing and recycling water to, third parties primarily in Texas, New Mexico, Tennessee and Arkansas.
The following provides an overview of our logistics segment assets and operations:

22 |

Business and Properties

BIG SPRING GATHERING SYSTEM
Big Spring
Midland
CUSHING OPTIONALITY: 100,000 BPD
NASHVILLE
BRENTWOOD
CUSHING
WOODFORD BASIN
MEMPHIS
LITTLE ROCK
ALBUQUERQUE
PERMIAN BASIN
WICHITA FALLS
LUBBOCK
RED RIVER
EL DORADO
SALA GATHERING SYSTEM
Magnolia
El Dorado
AR
LA
BIG SPRING
DALLAS
CADDO
RIO
EL PASO
WEST TEXAS GULF
WINK TO WEBSTER
TYLER
SAN ANGELO
PALINE
ST JAMES
KROTZ SPRINGS
AMDEL
NEW ORLEANS
BEAUMONT
FREEPORT
DELAWARE GATHERING SYSTEM
EAGLE FORD BASIN
EAST TEXAS LOGISTICS SYSTEM
Greenville
Mt. Pleasant
Big Sandy
CADDO
Longview
Kilgore
Henderson

- DELEK REFINERIES
- DELEK ASPHALT TERMINAL
- DELEK RENEWABLES
- RETAIL CITES
- DELEK CRUDE PIPELINE
- DKL PRODUCT TERMINAL
- DKL PRODUCT TANK FARM
- DKL CRUDE TANK FARM
- DKL PRODUCT PIPELINE
- DKL CRUDE PIPELINE
- DKL NATURAL GAS PLANT
- DKL NATURAL GAS PIPELINE
- DKL WATER PIPELINE
- DKL SWD
- DKL JOINT VENTURE CRUDE PIPELINE
- THIRD-PARTY PRODUCT PIPELINE
- THIRD-PARTY PRODUCT TERMINAL
- LONGVIEW, TEXAS
- CORPORATE HEADQUARTERS

23 |

Business and Properties
The logistics segment network includes the following locations/properties:

Terminal Locations	Pipelines (owned or leased)	Storage Tanks Locations
Tennessee	Louisiana and Arkansas	Tennessee
Nashville	SALA Gathering System	Nashville
Memphis	El Dorado Pipeline System	Memphis
Texas	Magnolia Pipeline System	Arkansas
Tyler	Tennessee	North Little Rock
Big Sandy	Memphis Pipeline	El Dorado
San Angelo	Texas	Texas
Abilene	Paline Pipeline System	Tyler
Mount Pleasant	McMurrey Pipeline System	Greenville
Arkansas	Nettleton Pipeline	Big Sandy
North Little Rock	Tyler-Big Sandy Product Pipeline	Big Spring
El Dorado	Greenville-Mount Pleasant Pipeline	San Angelo
Oklahoma	Big Spring Pipeline (and adjacent pipelines)	Abilene
Duncan	Midland Gathering System	Mount Pleasant
	New Mexico	Oklahoma
	Delaware Gathering System	Duncan
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
Logistics Segment - Gathering and Processing
The logistics segment's gathering and processing business owns or leases capacity on approximately 400 miles of operable crude oil transportation pipelines, approximately 450 miles of refined product pipelines, an approximately 1,120-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 10.3 million barrels of active shell capacity. These assets are primarily divided into the following operating systems:
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
•the Greenville-Mount Pleasant Pipeline;
•the Memphis Pipeline;
•the Big Spring Pipeline;
•Midland Gathering Assets, which is a crude oil gathering system located in Howard, Borden and Martin Counties, Texas (the "Midland Gathering Assets", previously referred to as the Permian Gathering Assets); and
•Delaware Gathering Assets, which is a crude oil gathering system located in Lea County New Mexico.

24 |

Business and Properties
Logistics Segment - Storage and Transportation
The logistics segment's storage and transportation business includes trucks and ancillary assets that provide crude oil, intermediate and refined products transportation and storage services primarily in support of the Tyler, El Dorado and Big Spring refineries, as well as to third parties. In providing these services, we typically do not take ownership of the products or crude oil that we transport or store; and, therefore, the results of our transportation segment are not directly exposed to changes in commodity prices. These assets are primarily divided into the following operating systems:
•the Tyler Tanks;
•the El Dorado Tanks;
•the North Little Rock Tanks;
•the El Dorado Rail Offloading Racks;
•the Greenville Storage Facility;
•Tyler Crude Tank;
•Big Spring Truck Unloading Station; and
•Big Spring Tanks.
In addition to these operating systems, the transportation segment owns or leases approximately 264 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.
Logistics Segment - Joint Ventures
The logistics segment owns a portion of three joint ventures (accounted for as equity method investments) that have logistics assets, which serve third parties and the refining segment. These assets include the following:

JV Name	Ownership Interest	Description
RIO Pipeline	33%
Joint venture operates a 109-mile crude oil pipeline with a capacity of 145,000 barrels bpd, that originates in north Loving County, Texas near the Texas-New Mexico border and terminates in Midland, Texas ("RIO Pipeline")

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

Logistics Segment Supply Agreement
As of January 1, 2018, Delek Logistics purchased products from Delek and third parties at our Abilene and San Angelo terminals. To facilitate these purchases, Delek Logistics constructed a pipeline into our Abilene Terminal to receive product from the pipeline owned by Holly Energy Partners, L.P. (NYSE: HEP) through which Delek shipped product that was produced at the Big Spring tefinery. Delek Logistics is currently constructing a connection to a Magellan Midstream Partners, L.P. ("Magellan") pipeline that will allow Magellan to supply our Abilene and San Angelo terminals with product transported from the Gulf Coast. Delek Logistics also has active connections to the Magellan Orion Pipeline that enable us to ship product to our terminals and to acquire product from other shippers. Products purchased from Delek are generally based on daily market prices at the time of purchase limiting exposure to fluctuating prices. Products purchased from third parties are generally based on market prices at the time of purchase requiring price hedging risk management activities between the time of purchase and sale. Existing price risk hedging programs have been adjusted to correspond to the volume of product purchased from third parties.
Logistics Segment Operating Agreements With Delek
Delek Logistics has a number of long-term, fee-based commercial agreements with Delek and its subsidiaries that, among other things, establish fees for certain administrative and operational services provided by Delek and its subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial agreements for Delek Logistics to provide certain pipeline transportation, terminal throughput, finished product marketing and storage services to Delek. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek. The current terms for agreements effective in November 2012 extend through March 2024. In the case of the marketing agreement with Delek, the initial term has been extended through 2026. Each of these agreements requires Delek or a Delek subsidiary to pay for certain minimum volume commitments ("MVCs") or certain minimum storage capacities. Delek Logistics also entered into an agreement to manage the construction of the 250-mile gathering system in the Permian Basin connecting to our Big Spring, Texas terminal and to operate the gathering system as it is completed. The majority of the gathering system has been constructed, however, additional costs pertaining to a pipeline connection continue to be incurred and are still subject to the terms of the agreement. That agreement extends through December 2023.
Logistics Segment Customers
In addition to certain of our subsidiaries, our logistics segment has various types of customers, including major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies and independent retail fuel operators.

25 |

Business and Properties
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
Logistics Segment Activity
The following table summarizes our activity in the wholesale marketing and terminalling portion of our logistics segment:

Wholesale Marketing and Terminalling
	Year Ended December 31,
	2022	2021	2020
Operating Information: Throughputs (average bpd)
West Texas marketing	10,206	10,026	11,264
West Texas marketing margin per barrel	$4.15	$3.72	$2.37
Terminalling (1)	132,262	138,301	147,251
East Texas marketing	66,058	68,497	71,182
Big Spring marketing	71,580	78,370	76,345
(1)     Consists of terminalling throughputs at our Tyler, Big Sandy and Mount Pleasant, Texas terminals, El Dorado and North Little Rock, Arkansas terminals, Memphis and Nashville, Tennessee terminals and Duncan, Oklahoma terminal.

26 |

Business and Properties
The following table summarizes our most significant activity in the gathering and processing portion of our logistics segment:

Gathering and Processing
	Year Ended December 31,
	2022	2021	2020
Operating Information: Throughputs (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	78,519	65,335	74,179
Refined products pipelines to Enterprise Pipelines Systems	56,382	48,757	53,702
SALA Gathering System	15,391	14,460	13,466
East Texas Crude Logistics System	21,310	22,647	15,960
Midland Gathering System (1)	128,725	80,285	82,817
Plains Connection System (1)	183,827	124,025	104,770
Delaware Gathering System (2)	87,519	n/a	n/a

Operating Information: Processed Natural Gas Volumes (Mcfd)
Natural Gas Gathering and Processing (2)	60,971	n/a	n/a

Operating Information: Processed Water Volumes (bpd)
Water Disposal and Recycling (2)	72,056	n/a	n/a
(1) Throughputs for the Midland Gathering System (previously referred to as the Permian Gathering System) and the Plains Connection System are for approximately 275 days we owned the assets in 2020 following the Midland Gathering Assets Acquisition (previously referred to as the Permian Gathering System) effective March 31, 2020.
(2)2022 processed volumes include volumes from June 1, 2022 through December 31, 2022.

27 |

Business and Properties

Retail Segment
Overview
Delek's retail segment includes the operations of owned and leased convenience store sites as described below:

Retail Segment Properties/Locations
Number of Stores (owned and leased) (1)	249
Number of Leased Locations (1)	114
Minimum Lease Payments Due 2023 (in millions) (1)	$6.7
Fuel Offerings	Various grades of gasoline and diesel under the DK or Alon brand names
Merchandise Offerings	Food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public
Convenience Store Branding (2)	Delek (under "DK") and Alon branding on certain locations which will continue to increase as we re-brand existing 7-Eleven locations
Locations	Primarily West Texas and New Mexico
(1) As of December 31, 2022.
(2)    In November 2018, we terminated a license agreement with 7-Eleven, Inc. to remove its branding on a store-by-store basis by December 31, 2023. See further discussion below.

We believe that we have established a strong market presence in the major retail markets in which we operate. Our retail strategy employs localized marketing tactics that account for the unique demographic characteristics of each region that we serve. We introduce customized product offerings and promotional strategies to address the unique tastes and preferences of our customers on a market-by-market basis. In some locations, we have implemented the option of a cashless check-out system. Furthermore, we are actively implementing strategic initiatives to optimize our performance across our retail stores and reduce our reliance on external brand recognition, while developing and optimizing the use of our own brands and evaluating retail opportunities in current and emerging geographic and strategic markets. As a result of these efforts, in November 2018, we terminated a license agreement with 7-Eleven, Inc. and anticipate a removal of all 7-Eleven branding on a store-by-store basis to December 31, 2023.
Fuel Operations
For the year ended December 31, 2022 fuel revenues were 67.1% of total net sales for our retail segment. The following table highlights certain information regarding our fuel operations for the years ended December 31, 2022, 2021 and 2020:

Fuel Operations
	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Number of fuel stores (end of period)	244	243	248
Average number of fuel stores (during period)	244	243	248
Retail fuel revenue (in millions)	$642.2	$480.9	$357.9
Retail fuel revenues (thousands of gallons)	170,668	166,959	176,924
Average retail gallons per store (based on average number of stores) (thousands of gallons)	701	688	715
Retail fuel margin ($ per gallon)	$0.33	$0.34	$0.35

Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to recent published commodity pricing information.

28 |

Business and Properties
Merchandise Operations
For the year ended December 31, 2022, our merchandise revenues were 32.9% of total net sales for our retail segment. The following table highlights certain information regarding our merchandise operations for the years ended December 31, 2022, 2021 and 2020:

Merchandise Operations
	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Number of merchandise stores (end of period)	249	248	253
Average number of merchandise stores (during period)	249	248	253
Merchandise margin percentage	33.3%	33.2%	31.0%
Merchandise revenues (in millions)	$314.7	$316.4	$323.8
Merchandise sales per average number of stores (in millions)	$1.3	$1.3	$1.3

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

29 |

Business and Properties
ESG-Related Matters
Board of Directors Oversight
The strategy and direction of our business begins with our Board of Directors. The Board of Directors is committed to developing and implementing Delek’s ESG-related goals, taking an active role in overseeing management’s efforts. To assist in these efforts, the Board of Directors has delegated a number of sustainability-related responsibilities to its standing committees while retaining overall responsibility for the oversight of Delek's ESG activities.

BOARD OF DIRECTORS

AUDIT COMMITTEE

ESG Responsibilities and Oversight:

- ESG-related financial reporting and climate-risk disclosures
- Legal and regulatory compliance, including those related to ESG
- Financial risk exposure related to ESG
- Code of business conduct & ethics

HUMAN CAPITAL AND COMPENSATION COMMITTEE

ESG Responsibilities and Oversight:

- Executive compensation and incentives related to ESG goals
- Diversity, Equity & Inclusion (DE&I) programs
- EEO-1 report
- Compensation and benefits policies and practices
- ESG initiatives related to human capital management

TECHNOLOGY COMMITTEE

ESG Responsibilities and Oversight:

- Contingency planning and disaster recovery activities
- Information security policies, programs, procedures, and initiatives
- Information security risk exposure and insurance policies
- Information security breaches and mitigation

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

ESG Responsibilities and Oversight:

- Board selection criteria
- Bylaws and committee charters
- ESG initiatives, practices, and communications
- Preparation of sustainability and other significant ESG-related reports
- ESG-related legislation, regulation, and public debate
- Company engagement with stakeholders on sustainability and ESG matters

ENVIRONMENTAL, HEALTH AND SAFETY (EHS) COMMITTEE

ESG Responsibilities and Oversight:

- EHS policies and programs associated with ESG
- Litigation, policy, and regulatory disclosures related to EHS
- Contingency planning and emergency response activities
- Emerging EHS issues, trends, developments, and research
- Material impact of capital expenditures and acquisitions on EHS compliance, EHS risk exposure, and environmental performance associated with ESG

Delek Executives

Drives and implements ESG strategies, programs, and plans across the organization

The primary responsibility for assisting the Board of Directors in overseeing ESG-related matters has been assigned to the Nominating and Corporate Governance Committee of our Board of Directors. The Nominating and Corporate Governance Committee, which has been helping to guide these activities, is focused on elevating Delek’s ESG performance to that of a leader amongst its peers.
The Human Capital and Compensation Committee of our Board of Directors also has responsibilities related to ESG-related matters, such as ensuring the consideration of executive compensation to the achievement of ESG-related goals, executing our Diversity, Equity and Inclusion ("DEI") programs, and certifying the full and proper disclosure of our EEO-1 report.
The Environment, Health and Safety Committee of our Board of Directors exercises direct oversight over a number of ESG-related matters such as the implementation of our first GHG reductions goals, the continual improvement of our workforce health and safety performance and an examination of water conservation, waste minimization, and air emission reduction efforts.
The Audit Committee of our Board of Directors oversees certain ESG-related matters, such as all financial reporting disclosures related to ESG, Delek's legal and regulatory compliance, and any potential financial risk exposure related to ESG.
Management Oversight
Clear lines of ownership and accountability, in addition to regular and clear communication between the Board of Directors and executives, are critical to effectively managing our ESG-related risks and opportunities. As such, Delek’s leadership has created several ESG-related strategic groups. For example, the New Energy Task Force was developed to examine how to tactically reduce our GHG emissions, as well as to evaluate product and service offerings that will be sustainable in the post-2050 net carbon neutral environment.
In addition, the Joint Risk Committee, which consists of our Chief Executive Officer, Chief Financial Officer, Chief Commercial Officer and General Counsel, acts as the executive sponsors and overseers of our Enterprise Risk Management Framework and reports quarterly to the Board of Directors. Moreover, Delek implemented three standing subcommittees underneath the Joint Risk Committee: the Systems Risk Management Subcommittee, the Financial Markets Risk Subcommittee, and the ESG Risk Subcommittee, which was established in the beginning of 2022. Specifically, the ESG Risk Subcommittee, led by our Vice President of Public Affairs and ESG, is composed of experts and leaders across our business functions, including our executives responsible for Refining, Retail, Human Resources, Investor Relations and Delek Logistics, as well as our Chief Financial Officer and General Counsel. To ensure continued progress, the ESG subcommittee meets quarterly to assess, manage and oversee relevant risks, including those related to safety, the workforce and decarbonization.

30 |

Business and Properties
Governmental Regulation and Environmental Matters
Environmental Sustainability
As part of our commitment to corporate sustainability, we publish the Sustainability Report, annually, describing the Company's ESG strategies, which include emissions reduction initiatives and other efforts to address other environmental matters such as energy and water conservation, waste minimization, and recycling. Information contained in the Sustainability Report is not incorporated by reference into, and does not constitute a part of, this Form 10-K. While the Company believes that the disclosures contained in the Sustainability Report and other voluntary disclosures regarding ESG matters are responsive to various areas of investor interest, the Company believes that these disclosures do not currently address matters that are material in the near term to the Company’s operations, strategy, financial condition or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions and timelines used to create the Sustainability Report and other voluntary disclosures, the materiality of these disclosures is inherently difficult to assess in advance.
Delek remains steadfast in its desire to pursue initiatives to address the Company's impact on the environment. In 2021, the Company announced a goal of reducing Scope 1 & 2 emissions by 34% through emission reductions and carbon offsets. This goal is aligned with both the International Energy Agency's ("IEA’s") Sustainable Development Scenario ("SDS") and the Paris Accord’s goal of limiting warming to less than 2°C above pre-industrial levels. Using 2012 as our baseline, we plan to pursue the reductions via a combination of steps including, but not limited to: energy-efficient operational improvements, transitioning some refinery production away from transportation fuels and towards chemicals, renewable power purchases, when feasible, and offsets, when necessary and previously executed facility shutdowns that were later divested. Our pledge is the first step towards a long-term roadmap to move Delek firmly in the direction of the carbon-neutral operating environment that we expect to exist by mid-century, as envisioned by the Paris Accords.
Rate Regulation of Petroleum Pipelines
The rates and terms and conditions of service on certain of our pipelines are subject to regulation by FERC, under the Interstate Commerce Act (the “ICA”) and by the state regulatory commissions in the states in which we transport crude oil, intermediate and refined products. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate authorities. We also comply with the reporting requirements for these pipelines. Some of our other pipeline systems have received a waiver from application of the FERC's tariff requirements, but comply with other applicable regulatory requirements
The FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA, and its implementing regulations, require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil, intermediate and refined products in interstate commerce, be just and reasonable and non-discriminatory, and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Our tariff rates are typically contractually subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index, the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
Environmental, Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by various agencies, including, but not limited to, the EPA, the U.S. Department of Transportation (the "DOT") and OSHA, as well as numerous state, regional and local environmental, safety and pipeline agencies.
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
Any failure to comply with these laws and permits may raise potential exposure to future claims and lawsuits involving environmental and safety matters, which could include soil, surface water and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of, transported, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements and permitting requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters with us and federal and state authorities, including receipt of and responses to notices of violations, citations and other enforcement actions, some of which have resulted, or may result in, changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations of existing laws and regulations. Capital investments in 2023 and 2024 related to compliance with environmental, health and safety regulations are not expected to have a material adverse effect on our results of operations. These estimates do not include amounts related to capital investments that management has deemed to be strategic investments. These amounts could materially change as a result of governmental and regulatory actions.

31 |

Business and Properties
We generate wastes that may be subject to the RCRA and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of managing, transporting, recycling and disposing of hazardous and certain non-hazardous wastes. Our refineries are large quantity generators of hazardous waste. Our other facilities, such as terminals and renewable fuel plants, generate lesser quantities of hazardous wastes.
CERCLA, also known as Superfund, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substances into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of our ordinary operations, our various businesses generate waste, some of which falls within the broad statutory definition of a hazardous substance and some of which may have been disposed of at sites that may require future cleanup under Superfund. At this time, our El Dorado refinery has been named as a de minimis potentially responsible party at one Superfund site, for which we believe future costs will not be material.
As of December 31, 2022, we have recorded an environmental liability of approximately $114.6 million, primarily related to the estimated probable costs of remediating, or otherwise addressing, certain environmental issues of a non-capital nature at the Tyler, El Dorado, Big Spring and Krotz Springs refineries as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the refineries and terminals prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. Approximately $3.1 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in additional remediation liabilities.
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
The EPA is currently considering a discretionary redesignation of the Permian Basin (certain counties in West Texas and south-eastern New Mexico) from attainment/unclassifiable to nonattainment for the 2015 National Ambient Air Quality Standard ("NAAQS") ozone. If the area is redesignated to nonattainment, Texas and New Mexico would be required to submit a State Implementation Plan (SIP) to bring the area into attainment. At this time, based on existing and proposed regulatory requirements applicable to our facilities, we do not believe that a SIP will result in a material adverse effect on our business, financial condition, or results of operations. The administration indicated that the redesignation is currently paused and is expected to be finalized within the next 6 months.
The EPA has also proposed revisions the NAAQS for particulate matter with a nominal mean aerodynamic diameter of 2.5 micrometers or less (PM 2.5). Delek is monitoring progress of the proposed revisions. Due to uncertainty with the proposal, it is not possible to estimate if there will be any material impact to Delek as a result of the proposal.
In December 2020, the EPA designated a portion of Howard County, Texas surrounding the Delek Big Spring refinery and a neighboring carbon black plant as non-attainment for the sulfur dioxide (SO2) 1-hour primary NAAQS of 75 ppb. The Texas Commission on Environmental Quality ("TCEQ") must take steps to control SO2 emissions from industrial facilities in the non-attainment area to bring the area into compliance with the SO2 NAAQS by 2025. In October 2022, the TCEQ submitted a State Implementation Plan ("SIP") to the EPA which demonstrates how they will meet the SO2 standard by 2025. Additionally, non-attainment areas are subject to Nonattainment New Source Review ("NNSR") which is a permitting program for industrial facilities to ensure that new and modified sources of SO2 emissions do not impede progress toward cleaner air. Delek does not anticipate that SO2 NNSR will significantly impact the Big Spring refinery, but the SIP does include reduced emission limitations. The reduced emission limits are not expected to result in a material adverse effect on our business, financial condition or results of operations
The EPA’s RFS-2 requires that all refiners remit environmental credits, called RINs, which may be generated by blending renewable fuels into the fuel products they produce, or else purchasing RINs on the market, and that such RINs shall be used to satisfy the related renewable volume obligation ("RVO"). Each of our refineries is an obligated party under RFS-2. To the extent that any of our refineries is unable to blend renewable fuels to generate sufficient RINs ("RINs Obligation"), it must purchase RINs to satisfy its annual requirement. Based on our current operating structure, we are unable to blend sufficient quantities of ethanol and biodiesel to meet our RINs Obligation and have to purchase RINs. In June 2022, the EPA finalized volumes for compliance years 2020, 2021 and 2022 under the RFS program, announced supplemental volume obligations for compliance years 2022 and 2023 and established new provisions of the RFS which addressed bio-intermediates. Additionally, the EPA denied the petitions for small refinery exemptions for prior period compliance years. On December 30, 2022, the EPA published the proposed volume obligations for the years 2023-2025. We are reviewing the EPA's proposal to evaluate the potential impact on our business.
The EPA’s Tier 3 gasoline sulfur standards require that all gasoline (and any ethanol-gasoline blend) meet an annual production average sulfur level of 10 ppm or less while maintaining the existing Tier 2 per-gallon sulfur caps of 80 ppm at the refinery gate and 95 ppm downstream. Small

32 |

Business and Properties
volume refineries that increase their annual average crude oil processing above the 75,000 bpd level must comply with the Tier 3 requirements within 30 months from the time that processing level was exceeded. Compliance is not expected to have a material adverse effect on our business, financial condition or results of operations.
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
In recent years, various legislative and regulatory measures to address climate change and GHG emissions (including carbon dioxide, methane and nitrous oxides) have been discussed or implemented. They include proposed and enacted federal regulation and state actions to develop statewide, regional or nationwide programs designed to control and reduce GHG emissions from fixed sources, such as our refineries, power plants and oil and gas production operations, as well as mobile transportation sources and fuels. EPA rules require us to report GHG emissions from our refinery operations and use of fuel products produced at our refineries on an annual basis. While the cost of compliance with the reporting rule is not material, data gathered under the rule may be used in the future to support additional regulation of GHG. Moreover, the EPA directly regulates GHG emissions from refineries and other major sources through the Prevention of Significant Deterioration (“PSD”) and Federal Operating Permit programs and may require Best Available Control Technology for GHG emissions above a certain threshold if emissions of other pollutants would otherwise require PSD permitting.
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
We have experienced several releases from pipelines owned by our logistics segment, including, but not limited to, a release at one of our pipelines near Sulphur Springs, Texas. On October 3, 2019, a release of diesel fuel involving one of our pipelines occurred near Sulphur Springs, Texas (the "Sulphur Springs Release"). Cleanup operations, site maintenance and remediation on this release have been completed with closure granted and ground water monitoring wells removed. We filed suit in January 2020 against a third-party contractor, seeking damages related to this release; two related actions were filed in November and December 2020 by and against the contractor's insurance company seeking judgments related to insurance coverage. Those matters were settled during the three months ended September 30, 2022, for an amount of $3.7 million paid to the Partnership. We have not received notification that any legal action with respect to fines and penalties will be pursued by the regulatory agencies.

33 |

Human Capital Management
As of December 31, 2022, we had 3,746 employees, 14.7% of which (approximately 551 employees) were subject to a collective bargaining agreement. We recognize that the key to a successful future for Delek depends on the success of our employees, which we have estimated to be comprised of approximately 64.0% who identify as male and 36.0% who identify as female, and where we estimate that approximately 25.0% identify as Hispanic or Latino. In addition, we estimate that approximately 35.0% of management roles were held by those who identify as women in 2022. We are targeting a 3.0% increase in the number of diverse employees, at all levels, throughout the company. We are committed to providing a safe and healthy working environment for our employees and have adopted a number of policies and programs to support and advance our human capital resources as discussed below.
Diversity and Inclusion
Delek is committed to fostering, cultivating and preserving a culture of diversity, equity and inclusion, as described in our DEI Policy, Code of Business Conduct and Ethics, Employee Handbook, and Human Rights Policy. A majority of the leaders in our organization have completed unconscious bias training provided by Delek to help foster a more inclusive and diverse environment for all of our employees. We recognize that a diverse, extensive talent pool provides the best opportunity to acquire unique perspectives, experiences, ideas and solutions to drive our business forward. We have implemented a number of initiatives directed specifically to fostering relationships and providing support among our diverse talent, including employee resource groups for Delek Young Professionals, Delek Veterans, Delek Women in Leadership, Delek LGBTQ, Delek Black Employee Network, and Delek Hispanic Heritage. We also focused on inclusion awareness with a company wide training for all associates on the ABC’s of LGBTQ.
We provide an Executive Leadership Mentor Program that gives access to executive-level mentorship for ethnically and culturally diverse employees. This program provides diverse Delek employees with a mentor from executive leadership, fostering their opportunities for growth at Delek. It also improves our business by expanding options for executive succession planning. Additionally, our Talent Acquisition Strategy identifies colleges and universities with a high percentage of minority students focusing on education programs that match our required hiring qualifications to build influential relationships and recruit more diverse talent. In 2022, we built great relationships with two historically black colleges and universities, University of Arkansas of Pine Bluff, and Prairie View A&M of Texas. We had a workshop with science, technology, engineering and mathematics students from these universities and hired one intern at our El Dorado refinery. We also have established a relationship with a female-focused university, Texas Woman's University, that will yield great diverse top talent in the future. We also added a dedicated full-time role to our DEI Team to help us execute our culture 5-year roadmap by designing and implementing a DEI Specialist position. Lastly, our commitment includes transparency. We publicly disclose our EEO-1 Component 1 report, which is a mandatory non-public annual report required by the Equal Employment Opportunity Commission and which captures demographic workforce data, including data by race/ethnicity, sex and job categories.
Turnover and Talent Management
Delek recognizes the importance of attracting and retaining the best employees to make the most of its assets. While there is great talent in the current pool of industry workers, Delek sees the value in tapping into the potential of recent graduates within the region as discussed above. In recent years, Delek has gone to great lengths to establish relationships with local colleges and universities, increasing interest in our organization and industry among upcoming graduates, and Delek will continue to foster these relationships through our Talent Acquisition Strategy.
The continued success of Delek is not only contingent upon seeking out the best possible candidates but retaining and developing the talent that lies within the organization as well. Leadership development programs are crucial to the long-term success of every organization. To build a high-performing team, optimize our people’s expertise and prepare the next generation of well-rounded leaders, Delek is committed to investing in leadership development. During 2022, we launched new leadership development programs for all levels of leaders. Participants can select from a catalog of in-person and virtual courses that best suit their needs. Depending upon their role within the organization, emerging leaders will participate in 18 to 38 hours of programming. Among their many benefits, the classes are designed to strengthen partakers’ communications, change management and strategy implementation skills.
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
Benefits and Wellness Programs
Delek promotes a lifestyle of wellness — physically, financially, emotionally, and socially. Our benefits package and employee programs are designed to create a healthy balance of work and life. We offer a benefits package designed to promote the health and wellness of our employees, which includes employer-contributions for medical coverage, and a rebate of paid health premiums for completing annual preventative screening. Other physical health benefits include the telemedicine program, tobacco cessation program, access to onsite or local fitness centers, and active outings and step challenges.

34 |

Delek also recognizes the importance of our employees’ financial health and provides competitive base salaries. We also offer a long-term equity plan, life insurance and accidental death and dismemberment insurance, disability insurance, a tuition reimbursement program, dependent scholarship program, financial planning resources, professional and leadership development and employee service awards.
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
Fundamentally, daily safety meetings, job safety analyses and empowerment to stop work foster a culture of health, safety, and environmental awareness and accountability embraced at all levels of Delek, from manual laborers and retail employees to management and executive leadership. In addition to our culture and continual assessment, Delek expects all employees and leadership to meet safety expectations and Delek empowers our employees to make adjustments or stop work as needed in order to correct, or prevent, adverse safety or environmental conditions. Delek expects all of our contract workforce to meet the training requirements outlined by OSHA and other governing agencies. The safety content is published on the corporate website to allow service providers constant access to Delek’s message of empowerment and accountability.
Additionally, emergency response plans are developed for all Delek locations and operations. The plans are reviewed for effectiveness regularly and are communicated to affected employees through safety meetings and training. Drills and emergency exercises are conducted to ensure all employees understand their roles and responsibilities during an actual event. Delek works with local municipalities and emergency responders to ensure they are fluent in our plan and procedures. This proactive approach gives emergency responders the opportunity to ask questions and understand Delek protocols, so they are prepared in the case of an emergency.
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
Information Technology
In 2022, Delek continued to improve targeted areas of information technology ("IT"), including infrastructure, security, and enterprise applications. We also improved business continuity to reduce recovery time objectives and recovery point objectives. IT and all technology were consolidated under a new Chief Technology and Data Officer to gain strategic and delivery alignment of all IT, operational technology (“OT”), cyber security, innovation, and data and analytics. These efforts, coupled with actions to reduce the number and complexity of the systems, are expected to enable growth, maximize our IT investment, and improve our overall cyber security.
Delek successfully replaced legacy enterprise resource planning applications with a new singular instance of SAP S/4HANA as part of the Enterprise Information Management and Master Data Governance vision to increase efficiency, security, and data and analytics. Additionally, Delek continued to leverage our retail experience to improve data assurance and compliance with payment card industry requirements, while adding new functionality to support enhanced store performance reporting and use of advanced retail technologies.
Steps were made to consolidate and move toward a consistent, scalable security architecture. Delek has continued to enhance cybersecurity within IT, OT and Industrial Control System Network environments. Recognizing that humans are often the most vulnerable element of even the most secure computer architectures, Delek has increased the frequency and sophistication of the mandatory training programs for our employees. Delek is also conducting monthly reviews of global cybersecurity incidents to ensure that appropriate mitigation measures are in place to guard against similar threats. Delek has not suffered a significant cybersecurity breach within the last three years, nor incurred any

35 |

cybersecurity-related net expenses nor penalties or related settlements. Delek continues to consistently evaluate and improve the confidentiality, integrity and availability of our information and technology assets.
Corporate Headquarters
We lease our corporate headquarters at 310 Seven Springs Way, Suite 400 and 500, Brentwood, Tennessee. The lease is for 56,141 square feet of office space. The lease term expires January 31, 2030.
Liens and Encumbrances
The majority of the assets described in this Form 10-K are pledged and encumbered under certain of our debt facilities. See Note 10 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

36 |

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
The full impact of the ongoing COVID-19 Pandemic is unknown and continues to rapidly evolve. It is difficult to predict how significant the impact of the COVID-19 Pandemic, any related subsequent waves of the COVID-19 Pandemic, an additional regional or global disease outbreak, and any responses to such events, will be on the U.S. and global economies and our business or for how long disruptions are likely to continue. The extent of such impact will depend on future developments and factors outside of our control, including new information which may emerge concerning the severity or duration of the COVID-19 Pandemic, the evolving governmental and private sector actions to contain the pandemic or treat its health, economic, and other impacts, and the timing and effectiveness of the ongoing rollout of currently available vaccines.
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

37 |

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
•accidents, interruptions in transportation, inclement weather, earthquakes, or other events, including cyber-attacks, that can cause unscheduled shutdowns or otherwise adversely affect our refineries or the supply and delivery of crude oil from third parties; and
•U.S. government regulations.
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
Also, the price for a significant portion of the crude oil processed at our refineries is based upon the WTI benchmark for such oil rather than the Brent Crude benchmark. While the prices for WTI and Brent historically correlate to one another, elevated supply of WTI-priced crude oil in the Mid-Continent region has caused WTI prices to fall significantly below Brent prices at different points in time in recent years. Our ability to purchase and process favorably priced crude oil has allowed us to achieve higher net income and cash flow in certain years; however, we cannot assure that these favorable conditions will continue.
The narrowing, and in some cases inversion, in the price differential between WTI and Brent benchmarks in 2021 and 2020 has negatively impacted our results of operations in the past. Narrowing or inversion in the price differential between the WTI and Brent benchmarks for any reason, including, without limitation, increased crude oil distribution capacity from the Permian Basin, crude oil exports from the U. S. or actual or perceived reductions in Mid-Continent crude oil inventories, could further negatively impact our earnings and cash flows, which could have a material adverse effect on our business, financial condition and results of operations. In addition, because the premium or discount we pay for a portion of the crude oil processed at our refineries is established based upon this differential during the month prior to the month in which the crude oil is processed, rapid decreases in the differential may negatively affect our results of operations and cash flows.
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

38 |

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
A consent decree was entered in the U.S. District Court for the Northern District of Texas in June 2019 resolving alleged historical violations of the CAA at our Big Spring refinery. In addition to a civil penalty of $0.5 million that we paid in June 2019, we will be required to expend capital for pollution control equipment that may be significant over the next 6 years. According to the EPA, approximately 95% of the nation's refining capacity has entered into "global" settlements under the EPA National Refinery Initiative.

39 |

Risk Factors
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
In late 2015, the EPA finalized additional rules regulating refinery air emissions from a variety of sources (such as cokers, flares, tanks and other process units) through additional NSPS and National Emission Standards for Hazardous Air Pollutants and changing the way emissions from startup, shutdown and malfunction operations are regulated (the "Refinery Risk and Technology Review Rules" or “RTR”). The RTR rule also requires that we monitor property line benzene concentrations at our refineries, and report those concentrations quarterly to the EPA, which will make the results available to the public. Even though the concentrations are not expected to exceed regulatory or health-based standards, we have experienced some time periods above the action level, and have taken the corrective actions required by the RTR for those time periods. The availability of such data may increase the likelihood of lawsuits against our refineries by the local public or organized public interest groups.
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
Our operations are also subject to the CWA, the OPA-90 and comparable state and local requirements. The CWA, and similar laws, prohibit any discharge into surface waters, ground waters, injection wells and publicly-owned treatment works, except as allowed by pre-treatment permits and NPDES permits issued by federal, state and local governmental agencies. The OPA-90 prohibits the discharge of oil into "Waters of the U.S." and requires that affected facilities have plans in place to respond to spills and other discharges. The CWA also regulates filling or discharges to wetlands and other "Waters of the U.S." In 2015, the EPA, in conjunction with the Army Corps of Engineers, issued a final rule expanding the definition of “Waters of the U.S.” The rule, which was subject to litigation and judicial stays, was repealed in December 2019. On April 21, 2020 the EPA and U.S. Army Corps of Engineers published the Navigable Waters Protection Rule to finalize a revised definition of “Waters of the U.S.,” and the rule became effective on June 22, 2020 resulting in a more streamlined definition which narrows regulatory reach. However, in 2021 the Navigable Waters Protection Rule was vacated. On January 18, 2023, the EPA and Army Corp of Engineers issued a final rulemaking, revising the definition of "Waters of the U.S.". The new definition is broader than the prior interpretation, which expands the scope of the CWA's definition. As a result of the expanded scope, we could face increased operating costs or other impediments that could alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations.
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

40 |

Risk Factors
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
Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the RFS-2 regulations reflecting the increased volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs in lieu of such blending. While we are able to obtain many of the RINs required for compliance by blending renewable fuels manufactured by third parties or by our own biodiesel plants, we must also purchase RINs on the open market in order to comply with the quantity of renewable fuels we are required to blend under the RFS-2 regulations. Since the EPA first began mandating biofuels in excess of the “blend wall” (the 10% ethanol limit prescribed by most automobile warranties), the price of RINs has been extremely volatile. While we cannot predict the future prices of RINs, the costs to obtain the necessary number of RINs could be material. If we are unable to pass the costs of compliance with the RFS-2 regulations on to our customers, if sufficient RINs are unavailable for purchase, if we have to pay a significantly higher price for RINs or if we are otherwise unable to meet the RFS-2 mandates, our financial condition and results of operations could be adversely affected.
In the past, we have received small refinery exemptions under the RFS-2 program for certain of our refineries. However, there is no assurance that such an exemption will be obtained for any of our refineries in future years. In June 2022, the EPA denied the petitions for small refinery exemptions for prior period compliance years. The failure to obtain such exemptions for certain of our refineries could result in the need to purchase more RINs than we currently have estimated and accrued for in our consolidated financial statements.
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

41 |

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
We compete with a broad range of companies in our refining and petroleum product operations. Many of these competitors are integrated, multinational oil companies that are substantially larger than us. Because of their diversity, integration of operations, larger capitalization, larger and more complex refineries and greater resources, these companies may be better able to withstand volatile market conditions relating to crude oil and refined product pricing, compete on the basis of price, obtain crude oil in times of shortage, and withstand weather disruptions.
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

42 |

Risk Factors
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
Energy-related assets (which could include refineries, pipelines and terminals) may be at greater risk of future terrorist attacks than other possible targets in the U.S. direct attack on our assets, or the assets of others used by us, could have a material adverse effect on our business, financial condition and results of operations. Uncertainty surrounding new or continued global hostilities or other sustained military campaigns, sanctions brought by the U.S. and other countries, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror, armed conflict or war may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products. In addition, any terrorist attack, armed conflict, war or political instability in significant oil producing regions such as the Middle East, Africa, the former Soviet Union and South America could have an adverse impact on energy prices, including prices for crude oil, other feedstocks and refined petroleum products, and an adverse impact on the margins from our refining and petroleum product marketing operations. The long-term impacts of terrorist attacks and the threat of future terrorist attacks on the energy transportation industry in general, and on us in particular, are unknown. Increased security measures taken by us as a precaution against possible terrorist attacks or vandalism could result in increased costs to our business. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. Any one of, or a combination of, these occurrences could have a material adverse effect on our business, financial condition and results of operations.
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

43 |

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
More aggressive efforts by governments and non-governmental organizations to reduce GHG emissions appear likely and any such future laws and regulations could result in increased compliance costs or additional operating restrictions applicable to our customers and/or us, and any increase in the prices of refined products resulting from such increased costs, GHG cap-and-trade programs or taxes on GHGs, could result in reduced demand for our refined petroleum products. For example, in August 2022, the U.S. Senate passed the Inflation Reduction Act, which imposes a charge on methane emissions from certain petroleum system facilities and could have an indirect impact on demand for the goods and services of our business. Our business could also be impacted by governmental initiatives to incentivize the conservation of energy or the use of alternative energy sources.
Although it is not possible to predict the requirements of any GHG legislation that may be enacted, any laws or regulations that have been or may be adopted to restrict or reduce GHG emissions will likely require us to incur increased operating and capital costs and/or increased taxes on GHG emissions and petroleum fuels, and any increase in the prices of refined products resulting from such increased costs, GHG cap and trade programs or taxes on GHGs, could result in reduced demand for our petroleum fuels. As part of our strategy review process, we review hydrocarbon demand forecasts and assesses the impact on our business model, plans, and future estimates of reserves. In addition, we evaluate other lower-carbon technologies that could complement our existing assets, strategy and competencies as part of its long-term capital allocation strategy.
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
These activities include increasing attention and demands for action related to climate change, promoting the use of substitutes to fossil fuel products, litigation and encouraging the divestment of companies in the fossil fuel industry. For example, in recent years, private litigation has been increasingly initiated against oil and gas companies by local and state agencies and private parties alleging climate change impacts arising from their operations and seeking damages and equitable relief. We have not had any climate change litigation initiated against us to date and we cannot reasonably predict whether any such litigation will be initiated against us or, if initiated, what the outcome would be. If any such litigation were to be initiated against us, at a minimum, we would incur legal and other expenses to defend such lawsuits, which amounts may be significant. If we failed to prevail in any such litigation and were required to pay significant damages and/or materially alter the manner in which we conduct our business, there could be a material adverse impact on our operations, financial condition or results of operations. These activities could reduce demand for our products, reduce our profits, increase the potential for investigations and litigation, impair our brand and have negative impacts on our stock price and access to capital markets.
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

44 |

Risk Factors
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
Any extreme weather events may disrupt the ability to operate our facilities or to transport crude oil, refined petroleum or petrochemical and plastics products in these areas. In addition, substantial weather-related conditions could impact our relationships and arrangements with our major customers and suppliers by materially affecting the normal flow of crude oil and refined products. For example, severe weather events could damage transportation infrastructures and lead to interruptions of our operations, including our ability to deliver our products, or increases in costs to receive crude oil. During February 2021, we experienced a severe weather event ("Winter Storm Uri") which temporarily impacted operations at all of our refineries. Due to the extreme freezing conditions, we experienced reduced throughputs at our refineries as there was a disruption in the crude supply, as well as damages to various units at our refineries requiring additional operating and capital expenditures. We recognized additional operating expenses in the amount of $17.5 million during the year ended December 31, 2021 due to property damaged in the freeze which was recovered during 2021. For additional information, refer to Note 13 - Commitments and Contingencies in the Notes to Consolidated Financial Statements. Extended periods of such disruption could have an adverse effect on our results of operations. We could also incur substantial costs to prevent or repair damage to these facilities. Finally, depending on the severity and duration of any extreme weather events or climate conditions, our operations may need to be modified and material costs incurred, which could materially and adversely affect our business, financial condition and results of operations.
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
If any facility were to experience an interruption in operations, earnings from the facility could be materially adversely affected (to the extent not recoverable through insurance, if insured) because of lost production and repair costs. A significant interruption in one or more of our facilities could also lead to increased volatility in prices for feedstocks and refined products and could increase instability in the financial and insurance markets, making it more difficult for us to access capital and to obtain insurance coverage that we consider adequate. For example, on February 27, 2021, our El Dorado refinery experienced a fire in its Penex unit. For additional information, refer to Note 13 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.
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

45 |

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
Our logistics segment consists of Delek Logistics, a publicly-traded master limited partnership, and our consolidated financial statements include its consolidated financial results. As of December 31, 2022, we owned a 78.8% limited partner interest in Delek Logistics, consisting of 34,311,278 common limited partner units and the non-economic general partner interest. Delek Logistics operates a system of crude oil and refined product pipelines, distribution terminals and tankage in Arkansas, Louisiana, Oklahoma, Tennessee and Texas. Delek Logistics generates revenues by charging tariffs for transporting crude oil and refined products through its pipelines, by leasing pipeline capacity to third parties, by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals.
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
•environmental regulations;
•successful integration of acquired businesses;
•operational hazards and risks;
•pipeline tariff regulations;
•limitations on additional borrowings and other restrictions in its debt agreements; and
•other financial, operational and legal risks.

46 |

Risk Factors
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
Additionally, our joint venture partners may not always share our goals and objectives. Differences in views among the partners may result in delayed decisions or failures to agree on major matters, such as large expenditures or contractual commitments, the construction of assets or

47 |

Risk Factors
the borrowing of money, among others. Delay or failure to agree may prevent action with respect to such matters, even though such action may not serve our best interest or that of the joint venture. Accordingly, delayed decisions and disagreements could adversely affect the business and operations of the joint ventures and, in turn, our business and operations. From time to time, our joint ventures may be involved in disputes or legal proceedings which may negatively affect our investments. Accordingly, any such occurrences could adversely affect our financial condition, results of operations or cash flows.
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

48 |

Risk Factors
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
We have capital needs to finance our crude oil and refined products inventory for which our internally generated cash flows or other sources of liquidity may not be adequate.
In December 2022, we entered into an Inventory Intermediation Agreement with Citi in which Citi purchases a substantial portion of the crude oil and refined products for three of our refineries' inventory at market prices. We are obligated to repurchase from Citi all volumes upon expiration or earlier termination of this agreement, which may have a material adverse impact on our liquidity, working capital and financial condition. Termination of our Inventory Intermediation Agreement with Citi, which is scheduled to expire in December 2024, would require us to finance the products covered by the agreement at terms that may not be favorable. The availability of capital will depend upon several factors, some of which are beyond our control. In addition, if we are not able to sell our finished products to credit worthy customers, then we may be subject to delays in the collection of our accounts receivable and exposure to additional credit risk. If we cannot obtain sufficient capital, when the need arises, then we may be unable to execute our long-term operating strategy.
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

49 |

Risk Factors
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
Our insurance policies historically do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.
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
The energy industry is highly capital intensive, and the entire or partial loss of individual facilities or multiple facilities can result in significant costs to both energy industry companies, such as us, and their insurance carriers. Events which could result in such losses, and in some cases already have impacted our operations, include unplanned maintenance requirements, catastrophic events such as fire, mechanical breakdown, explosion, or contamination, natural disasters and orders issued by environmental authorities. Historically, large energy industry claims have resulted in significant increases in the level of premium costs and deductible periods for participants in the energy industry. For example, hurricanes have caused significant damage to energy companies operating along the Gulf Coast, in addition to numerous oil and gas production facilities and pipelines in that region. Insurance companies that have historically participated in underwriting energy-related risks may discontinue that practice, may reduce the insurance capacity they are willing to offer or demand significantly higher premiums or deductible periods to cover these risks. If we experience significant claims, or if there are significant changes in the number, or financial solvency, of insurance underwriters available to the energy industry occur, or if other adverse conditions over which we have no control prevail in the insurance market, we may be unable to obtain and maintain adequate insurance at reasonable cost.
In addition, we cannot assure that our insurers will renew our insurance coverage on acceptable terms, if at all, or that we will be able to arrange for adequate alternative coverage in the event of non-renewal. As a result of market conditions and our claims history, premiums and deductibles for our insurance policies have increased, and some of our insurers have declined to renew policies. In the future, certain insurance could become unavailable or available only for reduced amounts of coverage, or we may determine that premium costs, in our judgment, do not justify such expenditures and instead increase our self-insurance. The unavailability of full insurance coverage to cover events in which we suffer significant losses could have a material adverse effect on our business, financial condition and results of operations.
Our ongoing study of strategic options to unlock and enhance stockholder value pose additional risks to our business.
Our board of directors, with the assistance of outside advisors, is evaluating a wide range of strategies for the Company to unlock and enhance stockholder value. This process, including any uncertainty created by this process, involves a number of risks which could impact our business and our stockholders, including the following:
•significant fluctuations in our stock price could occur in response to developments relating to the process or market speculation regarding any such developments;
•we may encounter difficulties in hiring, retaining and motivating key personnel during this process or as a result of uncertainties generated by this process or any developments or actions relating to it;
•we may incur substantial increases in general and administrative expense associated with increased legal fees and the need to retain and compensate third-party advisors; and
•we may experience difficulties in preserving the commercially sensitive information that may need to be disclosed to third parties during this process or in connection with an assessment of our strategic alternatives.
The review process also requires significant time and attention from management, which could distract them from other tasks in operating our business or otherwise disrupt our business. Such disruptions could cause concern to our customers, strategic partners or other constituencies and may have a material impact on our business and operating results and volatility in our share price.
There can be no assurance that this process will result in the pursuit or consummation of any potential transaction or strategy, or that any such potential transaction or strategy, if implemented, will provide greater value to our stockholders than that reflected in the price of our common stock. Any outcome of this process would be dependent upon a number of factors that may be beyond our control, including, among other

50 |

Risk Factors
things, market conditions, industry trends, regulatory approvals, and the availability of financing on reasonable terms.. The occurrence of any one or more of the above risks could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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

51 |

Risk Factors
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
In addition, the maintenance, or replacement, of our existing customers depends on a number of factors outside of our control, including increased competition from other suppliers and demand for refined products in the markets we serve. The market for distribution of wholesale motor fuel is highly competitive and fragmented. Some of our competitors have significantly greater resources and name recognition than us. The loss of major customers, or a reduction in amounts purchased by major customers, for any reason including, but not limited to, a desire to purchase competing products with lower emissions, could have a material adverse effect on us to the extent that we are not able to correspondingly increase sales to other purchasers.
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

52 |

Risk Factors
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
Demand for gasoline, convenience merchandise and asphalt products are generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic and road and home construction. Varying vapor pressure requirements between the summer and winter months also tighten summer gasoline supply. As a result, the operating results of our refining segment and logistics segment are generally lower for the first and fourth quarters of each year. Seasonal fluctuations in traffic also affect sales of motor fuels and merchandise in our retail fuel and convenience stores. As a result, the operating results of our retail segment are generally lower for the first quarter of the year.
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
As of December 31, 2022, approximately 15% of our employees were represented by unions and/or covered by a collective bargaining agreement. None of our employees in our logistics segment, retail segment or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory. Although the collective bargaining agreements contain provisions to discourage strikes or work stoppages, we cannot assure that strikes or work stoppages will not occur. A strike or work stoppage could have a material adverse effect on our business, financial condition and results of operations.
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

53 |

Risk Factors
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
If we are, or become, a U.S. real property holding corporation, special tax rules may apply to a sale, exchange or other disposition of common stock, and non-U.S. holders may be less inclined to invest in our stock, as they may be subject to U.S. federal income tax in certain situations.
A non-U.S. holder of our common stock may be subject to U.S. federal income tax with respect to gain recognized on the sale, exchange or other disposition of our common stock if we are, or were, a "U.S. real property holding corporation" ("USRPHC") at any time during the shorter of the five-year period ending on the date of the sale or other disposition and the period such non-U.S. holder held our common stock (the shorter period referred to as the "lookback period"). In general, we would be a USRPHC if the fair market value of our "U.S. real property interests," as such term is defined for U.S. federal income tax purposes, equals or exceeds 50% of the sum of the fair market value of our worldwide real property interests and our other assets used or held for use in a trade or business. The test for determining USRPHC status is applied on certain specific determination dates and is dependent upon a number of factors, some of which are beyond our control (including, for example, fluctuations in the value of our assets). If we are or become a USRPHC, so long as our common stock is regularly traded on an established securities market such as the NYSE, only a non-U.S. holder who, actually or constructively, holds or held during the lookback period more than five percent of our common stock will be subject to U.S. federal income tax on the disposition of our common stock.

54 |

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
Our business is capital intensive and asset heavy. Our refineries, logistics assets, including pipelines, distribution terminals, tractors, trailers and tankage, and retail locations require us to make significant capital expenditures and to incur substantial costs maintaining and improving such assets. Our cash from operations and existing financing arrangements may not be sufficient to fund our capital requirements and we may not be able to obtain additional financing on terms acceptable to us, or at all. Our inability to fund such capital expenditures, maintenance or improvements, or decision to cancel, delay or defer such projects, could increase the costs of repairing or replacing such assets (subject to reserved funds to cover certain of these costs), increase the costs or delays associated with turnaround activities in our refining segment and other maintenance, place us at a competitive disadvantage, increase the costs of regulatory compliance, limit our ability to develop, market and sell new products and invest in new technologies, and decrease the amount of funds available for future acquisitions or cash available for distributions, all of which could have a material adverse effect on our business, financial condition and results of operations. In light of our recent operating results and liquidity needs, we have cancelled, delayed, or deferred certain capital expenditures, maintenance and improvements. Our need to incur costs associated with the commencement of such capital expenditures, maintenance, and improvements may be substantial and could have a material adverse effect on our business, financial condition and results of operations.
Our business is subject to complex and evolving laws, regulations and security standards regarding privacy, cybersecurity and data protection (“data protection laws”). Many of these data protection laws are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.
The constantly evolving regulatory and legislative environment surrounding data privacy and protection poses increasingly complex compliance challenges, and complying with such data protection laws could increase the costs and complexity of compliance. While we do not collect significant amounts of personal information from consumers, we do have personal information from our employees, job applicants and some business partners, such as contractors and distributors.
Any failure, whether real or perceived, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. Our compliance with emerging privacy/security laws, as well as any associated inquiries or investigations or any other government actions related to these laws, may increase our operating costs.
In the second quarter of 2021, the Department of Homeland Security’s Transportation Security Administration (“TSA”) announced two new security directives. These directives require critical pipeline owners to comply with mandatory reporting measures, including, among other things, to appoint personnel, report confirmed and potential cybersecurity incidents to the DHS Cybersecurity and Infrastructure Security Agency (“CISA”) and provide vulnerability assessments. As legislation continues to develop and cyber incidents continue to evolve, we may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures, or to detect, assess, investigate and remediate any critical infrastructure security vulnerabilities and report any cyber incidents to the applicable regulatory authorities. Any failure to remain in compliance with these government regulations may results in enforcement actions which may have a material adverse effect on our business and operations.
If our cost efficiency measures are not successful, we may become less competitive.
We continue to focus on minimizing operating expenses through cost improvements and simplification of our corporate structure. We may experience delays or unanticipated costs in implementing our cost efficiency plans, which could prevent the timely or full achievement of expected cost efficiencies and adversely affect our competitive position.
Risks Related to Ownership of Our Common Stock
The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.
The market price of our common stock may be influenced by many factors, some of which may be beyond our control, including:

55 |

Risk Factors
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
In February 2022, IEP Energy Holding LLC and certain of its affiliates (but not including CVR Energy) proposed three director candidates to be considered at our 2022 Annual Meeting. All three of these proposed director candidates were rejected by our stockholders.
In March 2022, we entered into a stock purchase and cooperation agreement with IEP Energy Holding LLC and certain of its affiliates, pursuant to which we agreed to purchase an aggregate of 3,497,268 shares of our common stock, at a price per share of $18.30, which equals an aggregate purchase price of $64.0 million.
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

56 |

Risk Factors
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
We will only be able to pay regular dividends from our available cash on hand and funds received from our subsidiaries. Our ability to receive dividends and other cash payments from our subsidiaries may be restricted under the terms of any applicable credit facilities. For example, under the terms of their credit facilities, Delek Logistics and its subsidiaries are subject to certain customary covenants that limit their ability to, subject to certain exceptions as defined in their respective credit agreements, remit cash to, distribute assets to, or make investments in us as the parent company. Specifically, these covenants limit the payment, in the form of cash or other assets, of dividends or other cash payments to us. We are not obligated to declare or pay any dividend. Any future declaration, amount and payment of dividends will be at the sole discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, earnings, capital requirements, restrictions in our debt agreements and legal requirements. Although we currently intend to pay regular quarterly cash dividends on our common stock, we cannot provide any assurances that any regular dividends will be paid in the anticipated amounts and frequency set forth herein, if at all. As a result, if our Board of Directors does not declare or pay dividends, a shareholder may not receive any return on an investment in our common stock unless they sell our common stock for a price greater than that which they paid for it.
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

57 |

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
We evaluate the creditworthiness of each of our various counterparties, but we may not always be able to fully anticipate or detect deterioration in a counterparty's creditworthiness and overall financial condition. The deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties) could expose us to an increased risk of nonpayment or other default under our contracts with them. If a material counterparty (or counterparties) defaults on their obligations to us, this could materially adversely affect our financial condition, results of operations or cash flows. For example, under the terms of the Inventory Intermediation Agreement with Citi, we grant Citi the exclusive right to store and withdraw crude and certain products in the tanks associated with the refineries. This agreement also provides that the ownership of substantially all crude oil and certain other refined products in the tanks associated with these refineries will be retained by Citi, and that Citi will purchase substantially all of the specified refined products processed at these refineries. An adverse change in Citi's business, results of operations, liquidity or financial condition could adversely affect its ability to timely discharge its obligations to us, which could consequently have a material adverse effect on our business, results of operations or liquidity.

58 |

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
As of December 31, 2022, we had total debt of $3,053.7 million, including current maturities of $74.5 million. In addition to our outstanding debt, as of December 31, 2022, our letters of credit issued under our various credit facilities were $287.4 million. Our borrowing availability under our various credit facilities as of December 31, 2022 was $542.1 million. Our level of debt could have important consequences for us. For example, it could:
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

59 |

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
The Delek/Alon Merger has been accounted for as an acquisition, by us, of Alon in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Alon and its subsidiaries have been recorded, as of the completion of the Delek/Alon Merger, at their respective fair values. Under the acquisition method of accounting, the total purchase price has been allocated to Alon’s tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the date of completion of the Delek/Alon Merger. The excess of the purchase price over the estimated fair values of reporting units has been recorded as goodwill, which was further allocated to other reporting units as permitted under GAAP. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material non-cash charges relating to such impairment. Our financial condition and operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment. We recorded no goodwill impairment during the years ended December 31, 2022 and 2021 and $126.0 million during the year ended December 31, 2020, respectively.
An impairment of our long-lived assets or goodwill could negatively impact our results of operations and financial condition.
We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that a long-lived asset or goodwill may be impaired. If a triggering event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value based on the ability to generate future cash flows. We may also conduct impairment testing based on both the guideline public company and guideline transaction methods. Our long-lived assets and goodwill impairment analyses are sensitive to changes in key assumptions used in our analysis, estimates of future market prices, forecasted throughput levels, operating costs and capital expenditures, most of which can be impacted by inflation. If the assumptions used in our analysis are not realized, it is possible a material impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any additional impairments of long-lived assets or goodwill in the future. During the year ended December 31, 2020, we recorded a goodwill impairment charge related to our Big Spring refinery and Krotz Springs refinery reporting units. A deterioration in our operating results or overall economic conditions could result in an impairment of goodwill and / or additional long-lived asset impairments at some point in the future. Future impairment charges could be material to our results of operations.

60 |

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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock is traded on the New York Stock Exchange under the symbol "DK." As of February 24, 2023, there were approximately 133 common stockholders of record. This number does not include beneficial owners of our common stock whose stock is held in nominee or "street name" accounts through brokers. The transfer agent for our common stock is American Stock Transfer & Trust Company, 6201 15th Ave., Brooklyn, NY 11219.
Dividends
On August 1, 2022, our Board of Directors voted to reinstate the quarterly cash dividend. Our Board of Directors will consider the declaration of a dividend on a quarterly basis, although there is no assurance as to future dividends since they are dependent upon future earnings, capital requirements, our financial condition and other factors.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended December 31, 2022 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (inclusive of all purchases that have settled as of December 31, 2022).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2022	—	$—	—	$360,000,008
November 1 - November 30, 2022	1,734,727	33.72	1,734,727	301,500,273
December 1 - December 31, 2022	1,090,856	28.47	1,090,856	270,439,480
Total	2,825,583	$31.70	2,825,583	N/A
(1) On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. On August 1, 2022, the Board of Directors approved an approximately $170.3 million increase in the share repurchase authorization, bringing the total amount available for repurchases under current authorizations to $400.0 million. As of December 31, 2022, there was $270.4 million of authorization remaining under Delek's aggregate stock repurchase program. This authorization has no expiration. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire.

61 |

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

The adjacent graph compares cumulative total returns for our stockholders to the Standard and Poor's 500 Stock Index and a market capitalization weighted peer group selected by management for the five-year period commencing December 31, 2017 and ending December 31, 2022. The graph assumes a $100 investment made on December 31, 2017. Each of the three measures of cumulative total return assumes reinvestment of dividends. The 2022 peer group is comprised of CVR Energy, Inc. (NYSE: CVI), HF Sinclair Corporation (NYSE: DINO) (formally HollyFrontier Corporation (NYSE: HFC)), Marathon Petroleum Corporation (NYSE: MPC), PBF Energy, Inc. (NYSE: PBF), Phillips 66 (NYSE: PSX), and Valero Energy Corporation (NYSE: VLO). The stock performance shown on the graph below is not necessarily indicative of future price performance.

ITEM 6. RESERVED

62 |

Management's Discussion and Analysis
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements that refer to the 3 Bear Acquisition, including any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the outbreak of COVID-19 and the related Pandemic and its impact on oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning possible future results of operations, business and growth strategies, including as the same may be impacted by the Russia-Ukraine War, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
•our ability to execute our strategy of growth through acquisitions such as the 3 Bear Acquisition, and capital projects and changes in the expected value of and benefits derived therefrom, including any ability to successfully integrate acquisitions, realize expected synergies or achieve operational efficiency and effectiveness;
•diminishment in value of long-lived assets may result in an impairment in the carrying value of the assets on our balance sheet and a resultant loss recognized in the statement of operations;
•the unprecedented market environment and economic effects of the COVID-19 Pandemic, including uncertainty regarding the timing, pace and extent of economic recovery in the U.S. due to the COVID-19 Pandemic;
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
•increases in our debt levels or costs;
•possibility of accelerated repayment on a portion of our Inventory Intermediation Obligation if the purchase price adjustment feature triggers a change on the re-pricing dates;
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
•increases in costs of compliance with, or liability for violation of, existing or future laws, regulations and other requirements;
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

63 |

Management's Discussion and Analysis
Executive Summary: Management's View of Our Business and Strategic Overview

Management's View of Our Business
We are an integrated downstream energy business focused on petroleum refining, the transportation, storage and wholesale distribution of crude oil, intermediate and refined products and convenience store retailing.
As of January 1, 2022, we changed our method for accounting for inventory held at the Tyler refinery to the first-in, first-out ("FIFO") costing method from the last-in, first-out ("LIFO") costing method, which will conform the Company’s refining inventory to a single method of accounting. This change in accounting method is preferable because it provides better consistency across our refineries and improves transparency, and results in recognition that better reflects the physical flow of inventory and more accurately reflects the current value of inventory. The effects of this change have been retrospectively applied to all periods presented with a cumulative effect adjustment reflected in the January 1, 2020 beginning retained earnings. See Note 8 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
During the fourth quarter 2022, we realigned our reportable segments for financial reporting purposes to reflect changes in the manner in which our chief operating decision maker, or CODM, assesses financial information for decision-making purposes. The change primarily represents reporting the operating results of wholesale crude operations within the refining segment. Prior to this change, wholesale crude operations were reported as part of corporate, other and eliminations. In addition, during the fourth quarter 2022, the CODM determined that EBITDA is the key performance measure for planning and forecasting purposes and discontinued the use of contribution margin as a measure of performance. While these reporting changes did not change our consolidated results, segment data for previous years has been restated and is consistent with the current year presentation throughout the financial statements and the accompanying notes.
Business and Economic Environment Overview
Along with higher crack spreads driven by economic recovery observed during 2022, the industry witnessed higher inflation rates, higher natural gas costs, and supply constraints due to post-Pandemic disruptions and geopolitical events, putting pressure on operating costs which counterbalanced favorable crack spreads. Since Q2 2022, major commodity prices have declined from their peak and indications are that overall inflation may be slowing along with declining natural gas prices as the trend toward stabilization continues. It is more than likely that domestic export pressure of LNG, with significant increases of exports from the Gulf Coast, will continue to buoy natural gas prices, even as natural gas production continues to increase domestically, led by production in the Gulf Coast and the Permian Basin. Expected production increases in oil and natural gas in the Permian Basin and in the Gulf Coast, and manufacturing activity should provide opportunity for optimizing our existing logistics infrastructure. Our integration of 3 Bear has expanded our existing crude oil gathering throughput capacity in the Permian while also extending our product offering to include natural gas gathering and processing as well as wastewater recycling and disposal. Our retail operations have benefited from continued strong demand from U.S. drivers and present several high-growth opportunities for future investment which will complement our existing operations and build brand equity.
Our focus on safe and reliable operations is a pillar which underlines all of our business activities. We continue to identify opportunities to mitigate market risk and focus on efforts that improve our overall cost structure while not compromising operational excellence. During the year we have made investments in our technology infrastructure which has positioned the Company to become more efficient. By executing on our initiatives to optimize our cost structure, we are positioning the Company for potential economic headwinds that coincide with a global recession, reduction in the reliance of liquid fuels, a tightening of capital markets, increased regulatory pressures, and volatility in the commodity markets.
The prioritization of energy security, highlighted by geopolitical events including the Russia-Ukraine War, and the continued global focus toward decarbonization, will continue to create opportunity for the development of the domestic production of liquid fuels with lower carbon footprint. The energy-related legislation passed with the Inflation Reduction Act (IRA) encompasses clean energy financial incentives that are expected to increase capital investment opportunities that focus on the development of production capacity for liquid fuels with lower GHG emissions. Gulf coast industries should be well positioned for growth, particularly if global trade becomes tied to environmental attributes. Our focus on reduction of greenhouse gas emissions is a key objective as we strive to be a leader in the transition to a carbon neutral future. Delek formed the New Energy Task Force in 2021, and the group has been studying and internally reporting our current emissions status, pinpointing potential means of achieving emissions reductions, providing updates on carbon capture opportunities and regulatory issues facing the industry and Delek specifically, and identifying transformational opportunities consistent with the Intergovernmental Panel on Climate Change’s 2°scenarios. Delek prioritizes stewardship of the environment, and we focus on how to positively impact our shareholders, employees, customers, and the communities where we operate.
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

64 |

Management's Discussion and Analysis
See further discussion on macroeconomic factors and market trends, including the impact on 2022 and the outlook for 2023, in the ‘Market Trends’ section below.
Other 2022 Developments
Increasing Shareholder Value and Reducing Outsider Risk through Stock Purchase and Cooperation Agreement
On March 7, 2022, Delek entered into a stock purchase and cooperation agreement (the “Icahn Group Agreement”) with IEP Energy Holding LLC, American Entertainment Properties Corp., Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., Beckton Corp., and Carl C. Icahn (collectively, the “Icahn Group”), pursuant to which the Company agreed to purchase an aggregate of 3,497,268 shares of common stock of the Company, at a price per share of $18.30, which equals an aggregate purchase price of $64.0 million.
Focus on Leadership Succession Planning
On June 9, 2022, Avigal Soreq was appointed the President and Chief Executive Officer ("CEO") and as a member of the Board under a previously announced CEO succession plan. Ezra Uzi Yemin, the Company’s previous President and CEO, was appointed as the Executive Chairman of the Board. Delek also announced on March 27, 2022, that Leonardo Moreno, a highly experienced executive in the global renewable energy and technology sector, was appointed director to the Board. With these appointments of Messrs. Soreq and Moreno, the Board has been expanded to comprise nine directors, seven of whom are independent and three of whom are diverse, fulfilling the Company’s objective of at least 30% of the Board comprising diverse members by 2022.
Increasing Shareholder Value through Payment of Dividends
In July 2022, our Board of Directors (the "Board") reinstated the quarterly cash dividend of $0.20 per share of our common stock and increased the quarterly cash dividend to $0.21 per share of our common stock in October 2022. In addition, our Board declared a special dividend of $0.20 per share of our common stock in July 2022.
Increasing Shareholder Value through Increase of Share Repurchase Program
On August 1, 2022, our Board approved an approximately $170.3 million increase in its share repurchase authorization, bringing the total amount available for repurchases under current authorizations to $400.0 million. For the year ended December 31, 2022, Delek repurchased 4,261,185 shares for an aggregate purchase price of $129.6 million, exclusive of the shares purchased under the Icahn Group Purchase Agreement.
Increasing Flexibility through Delek Logistics Debt Amendments
On October 13, 2022, Delek Logistics entered into a fourth amended and restated senior secured revolving credit agreement which among other things (i) increased total aggregate commitments to $1.2 billion, comprised of (A) senior secured revolving commitments of $900.0 million in aggregate with an extend maturity date of October 13, 2027 (the "Delek Logistics Revolving Facility"), and (B) a new senior secured term loan facility for a term loan in the original principal amount of $300 million with a maturity date of October 13, 2024 (the "Delek Logistics Term Facility").
Increasing Flexibility through Delek Long-term Obligation Amendments
On October 26, 2022, Delek entered into a third amended and restated credit agreement providing for a senior secured asset-based revolving credit facility with total credit commitment of $1.1 billion with an extended maturity date of October 26, 2027 (the “Amended and Restated Revolving Credit Facility”).
On November 18, 2022, Delek entered into an amended and restated term loan credit agreement providing for a senior secured term loan facility in an initial principal amount of $950 million with an extended maturity date of November 19, 2029 (the “Amended and Restated Term Loan Credit Agreement”). Outstanding term loans of Delek US were reduced by an aggregate amount of approximately $300 million.
On December 22, 2022, Delek entered into an Inventory Intermediation Agreement with Citigroup Energy Inc. (“Citi”) (the "Inventory Intermediation Agreement"). Pursuant to the Inventory Intermediation Agreement, Citi will (i) purchase from and sell to Delek crude oil and other petroleum feedstocks in connection with refining processing operations at El Dorado, Big Spring, and Krotz Springs, (ii) purchase from and sell to Delek all refined products produced by such refineries other than certain excluded products and (iii) in connection with such purchases and sales, Delek will enter into certain market risk hedges in each case, on the terms and subject to certain conditions. The Inventory Intermediation Agreement results in up to $800 million of working capital capacity for Delek. The Inventory Intermediation Agreement has a term of 24 months, subject to extension by Citi for an additional 12 months. The Inventory Intermediation Agreement replaces the Supply and Offtake Agreements with J. Aron that expired on December 30, 2022.

65 |

Management's Discussion and Analysis

Refining Overview
The refining segment (or "Refining") processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 bpd as of December 31, 2022. A high-level summary of the refinery activities is presented below:

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

Our refining segment also owns and operates three biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas, and New Albany, Mississippi. In addition, the refining segment includes our wholesale crude operations.

Logistics Overview
Our logistics segment (or "Logistics") gathers, transports and stores crude oil and natural gas; markets, distributes, transports and stores refined products; and disposes and recycles water in select regions of the southeastern United States, West Texas and New Mexico for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics (NYSE: DKL), where we owned a 78.8% interest at December 31, 2022. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's gathering and processing business owns or leases capacity on approximately 400 miles of crude oil transportation pipelines, approximately 450 miles of refined product pipelines, and an approximately 1,120-mile crude oil gathering system. The storage and transportation business owns or leases associated crude oil storage tanks with an aggregate of approximately 10.3 million barrels of active shell capacity. It also owns and operates ten light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 264 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.

Retail Overview
Our retail segment (or "Retail") at December 31, 2022 includes the operations of 249 owned and leased convenience store sites located primarily in West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline and diesel under the DK or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and DK or Alon brand names pursuant to a license agreement with 7-Eleven, Inc. In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination and subsequent amendments require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023. Merchandise at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the termination. As of December 31, 2022, we have removed the 7-Eleven brand name at 106 of our store locations. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published

66 |

Management's Discussion and Analysis
commodity pricing information. In connection with our Retail strategic initiatives, we closed or sold 52 under-performing or non-strategic store locations since the fourth quarter of 2018.

Corporate and Other Overview
Our corporate activities, results of certain immaterial operating segments, and intercompany eliminations are reported in 'corporate, other and eliminations' in our segment disclosures. Additionally, our corporate activities include certain of our commodity and other hedging activities.

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
Previous Key Initiatives
During 2022, our principal focus was on these Key Initiatives:
I.     Safety and wellness.
II.    Reliability and integrity.
III.    Systems and processes.
IV.    Risk-based decision making.
V.     Positioning for growth.
We also have continued to actively review our targeted strategies and related operational objectives and consider the need for changes in order to address the evolving industry and market, while ensuring that we continue to appropriately consider and capitalize on our operational strengths and strategic positioning in the near term. Capitalizing on our unwavering commitment to strategic thinking in a rapidly changing environment, we have embraced a seismic shift in perspective around our long-term strategic direction and outlook, which now is guiding changes to our strategic framework and objectives. The critical principle underlying this evolving perspective is sustainability, and is discussed in more detail below.

67 |

Management's Discussion and Analysis
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
III.    Implement Digital Transformation Strategy.
IV.    Identify ESG-Conscious Investments with Clear Value Propositions and Sustainable Returns.
V.     Evaluate Strategic Priorities and Redefine Long-term Sustainable Business Model.
Long-Term Sustainability Framework: Key Initiatives
Effective June 2022, Avigal Soreq was named the President and Chief Executive Officer of the Company. As a result of this change in leadership, the Company revisited its key initiatives.

68 |

Management's Discussion and Analysis
Safe and Reliable Operations
We are committed to maintaining safe, reliable, and environmentally responsible operations. We are continuously looking to reduce costs, increase reliability and safety, improve efficiency, and pursue operational improvements. Delek prioritizes stewardship of the environment, and we focus on how to positively impact our shareholders, employees, customers, and the communities where we operate. For 2023, we will be focused on the following:
•Focus on operational excellence by implementing and sustaining a low operating cost model through spending discipline, supply chain management, and innovation solutions.
•Improve discipline around outage spend and optimizing downtimes.
•Continue our progression of digital system implementations that will improve our ability to understand all aspects of our business as well as our ability to make real-time and forward-looking operational decisions. Automate processes and shift operational roles to higher value-added activities.

Shareholder Returns
We believe shareholder value is strengthened through, among other things, a stable dividend complemented by share repurchases. We also want to reward our shareholders with a competitive long-term capital allocation framework. One of our near-term initiatives is centered around unlocking the "sum of the parts" value of our existing business while identifying growth opportunities to enhance the Company's scale and diversify revenue streams, including in the alternative energy markets. We are also committed to lowering costs and improving the efficiency of our cost structure in all aspects of our business and will continue to focus on operational excellence. We are continuously looking to improve our operating and general and administrative cost structure. For 2023, we will be focused on the following:
•Explore opportunities to monetize some of our investment in Delek Logistics, which will help us to better capture tangible value in the Delek valuation, while also improving liquidity in the market for DKL units without dilution of overall DKL market capitalization.
•Reward our shareholders with a competitive long-term capital allocation framework including the share repurchases and an evaluation of debt reductions which will continue to strengthen our balance sheet.
•Monitor performance of our first phase of a zero-based budget for 2023 by setting clear mechanisms for tracking costs, including how to address variances and reallocate funds.

Long-Term Sustainable Business Model
It is vitally important that our strategic process, especially in view of the evolutionary direction of our macroeconomic and geopolitical environment, involves a continuous evaluation of our business model in terms of long-term economic and operational sustainability. We are operating in a mature industry, with increasingly difficult operational and regulatory challenges and, likewise, pressure on operating costs/gross margins as well as the availability and cost of capital. More consolidation in our industry is expected as the regulatory environment continues to move towards reducing carbon emissions and transitions to renewable energy in the long-term. Additionally, evolving consumer and capital markets sentiment, regulations, supply chain constraints and customer demand are expected to cause disruption and increasing pressure in the intermediate term. In order to compete under historic environmental and regulatory changes, companies in our industry will need to be adaptive, forward-thinking and strategic in their approach to long-term sustainability. For 2023, we will be focused on the following:
•Continue our retail rebranding efforts and retail growth plans with additional new-to-industry locations in the planning phase. In addition, invest in industry leading digital technology which will improve brand image and customer experience.
•Identify and evaluate investment opportunities that fit our sustainability view, including strategic investments or joint ventures in renewables, incubator investments in new technologies, and other core-business investments that could improve our scalability and agility.
•Deploy integrated solutions to simplify architecture, data management, and cybersecurity.
•Pursuit of strategic investments and acquisitions with a focus on diversifying revenue streams.

69 |

Management's Discussion and Analysis

2022 Strategic Activities - A Look Back
The following table highlights our 2022 Strategic Developments:

2022 Key Initiatives
2022 Strategic Developments	One Delek Culture	Refinery of the Future	New Energy Transition
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
	✓	✓
Improving Consistency and Transparency by Conforming Refining Inventory Accounting Methodology:
As of January 1, 2022, we changed our method of accounting for inventory held at the Tyler refinery to the first-in, first-out ("FIFO") cost method from the last-in, first-out ("LIFO") cost method, which conformed our refining inventory to a single method of accounting, and eliminated the inherent volatility in the LIFO valuation of inventory attributable to increments and decrements in historical LIFO layers, which can impact comparability between periods as well as to market conditions and crack spreads. We expect improved financial reporting by providing better consistency, better transparency, and recognition that better reflects the physical flow of inventory and more accurately reflects the current value of inventory. The effects of this change have been retrospectively applied to all periods presented with a cumulative effect adjustment reflected in the January 1, 2020 beginning retained earnings.
✓
Committed to Lowering Costs and Improving the Efficiency of Our Cost Structure:
In 2022, we announced that we are progressing a business transformation focused on enterprise-wide opportunities to improve the efficiency of our cost structure. For the three months ended December 31, 2022, we recorded restructuring costs totaling $13 million associated with our business transformation.
	✓	✓
Improving process for investment opportunities:
Refined process for identifying and evaluating the types of investment opportunities that fit our Sustainability View, including consideration of strategic investments or joint ventures in renewables, incubator investments in innovative new technologies, and other core-business investments that could improve our scalability and agility.
	✓		✓
Completed Strategic Midstream Acquisition:
On June 1, 2022, DKL Delaware Gathering, LLC, a subsidiary of Delek Logistics, completed the acquisition of 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC (“3 Bear”) from 3 Bear Energy – New Mexico LLC (the “Seller”), related to Seller’s crude oil and gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin in New Mexico. The purchase price for 3 Bear was $628 million and was financed through a combination of cash on hand and borrowings under Delek Logistics' existing credit agreement. This acquisition provides us the opportunity to significantly expand our third-party midstream EBITDA within our logistics segment.
✓
Committed to Lowering Costs and Improving the Efficiency of Our Cost Structure:
For the 2023 budget, we performed a first phase of a zero-based budget assessment of our resources and assets and their associated cost to develop a baseline for our operations. We engaged an external consultant to help challenge our thinking as we went through this process. During this process, each business leader was required to justify every dollar in their proposed budget submission and the external consultant team ensured consistency, set policies, and confirmed that the budgeted expenses matched the priorities to be achieved by the Company.
	✓	✓

70 |

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
Regulatory Volatility
In June 2022, the EPA finalized volumes for compliance years 2020, 2021 and 2022 under the RFS program (as defined in our accounting policies in Note 2 to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K), announced supplemental volume obligations for compliance years 2022 and 2023 and established new provisions of the RFS which addressed bio-intermediates. Additionally, the EPA denied the petitions for small refinery exemptions for prior period compliance years. In December 2022, the EPA released proposed volumes for compliance years 2023, 2024 and 2025. The cost of RINs continues to negatively impact our results of operations. Also of note, movements in crack spreads behave independently from movements in RFS regulatory requirements and RINs prices and thus can disproportionately impact small refiners. For example, in periods of low crack spreads and high RIN costs (which are a function of both regulatory volumetric requirements and market RINs prices), small refineries may experience negative operating results where other, larger refineries with better economies of scale and other competitive advantages may fare better. Even when increases in crack spreads coincide with the independent increases in RIN prices, small refiners may continue to see a larger burden of such costs on crack spread capture in earnings than many larger refineries experience.
Uncertainty remains regarding the impact that proposed EPA rules, or future revisions to proposed rules, may have on RINs prices, which impact the determination of the fair value of our Net RINs Obligation, as well as the fair value of forward RIN commitment contracts. Additionally, while our current Net RINs Obligation reflects current RINs market prices as of December 31, 2022, the financial statement impact, including both the income statement and net cash impact of future changes to enacted Renewable Volume Obligation rates, is not determinable because of the complexity of the Net RINs Obligation and related transactions, where such financial statement impact is dependent upon the following: (1) the composition of the specific Net RINs Obligation (in terms of the vintages of RINs we currently own versus the waived RINs Obligation) and the related market prices at the date each volumetric requirement change is enacted; (2) the composition of our RINs forward commitment contracts that may be settled or positions closed as a result of any enacted change and the related gains or losses; (3) the settlement requirements of related RINs product financing arrangements; and (4) the quantity of and dates at which excess RINs can be sold and the sales price (see also Note 11, Note 12 and Note 19 as well as our related accounting policies related to RINs included in Note 2 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K). Enacted regulatory changes could impact our financial results in ways that we cannot currently anticipate.
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

71 |

Management's Discussion and Analysis
The SEC is currently considering its requirements for ESG reporting in the near term, which may include requirements that independent assurance be obtained and reported for ESG disclosures, similar to financial statement audit reports.
Delek's Response to Significant Uncertainties Associated with Climate Change
We remain committed to complying with all regulations, laws and government policies designed to curb the growing climate-change crisis. In 2021, the Company announced goals to reduce Scope 1 & 2 emissions by 34% through emission reductions and carbon offsets. This goal is aligned with both the IEA’s SDS and the Paris Accord’s goal of limiting warming to less than 2°C above pre-industrial levels. Using 2012 as our baseline, we plan to pursue the reductions via a combination of steps including, but not limited to: energy-efficient operational improvements; transitioning some refinery production away from transportation fuels and towards chemicals; renewable power purchases, when feasible, and offsets, when necessary; and previously executed facility shutdowns that were later divested Our pledge is the first step towards a long-term roadmap which we are seeking to align with the Science Based Target initiatives (SBTi), to move Delek firmly in the direction of the carbon-neutral operating environment as envisioned by the Paris Accords.
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

72 |

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

Crude Oil Premium (Discount)
(Average per Barrel)
$2.06
$1.53
$1.58
$1.51
$2.15
$1.85
$0.92
$1.06
$2.31
$1.51
$2.44
$2.65
$—
$0.15
$0.44
$0.87
$0.22
$0.20
$(0.06)
$(0.05)
$(0.18)
$(0.24)
$(0.19)
$(0.07)
$(4.91)
$(4.32)
$(2.47)
$(2.55)
$(3.26)
$(2.89)
$(2.56)
$(2.43)
$(2.97)
$(2.93)
$(5.86)
$(5.95)
Q1 2020
Q2 2020
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Q3 2022
Q4 2022
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

74 |

Management's Discussion and Analysis
The charts below illustrate the quarterly average prices of CBOB, HSD and ULSD over the past three years.

Crack Spreads
Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks/crude oil and the resultant refined products. Generally, a crack spread represents the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel.
The table below reflects the quarterly average Gulf Coast 5-3-2 ULSD, 3-2-1 ULSD and 2-1-1 HSD/LLS crack spreads for each of the quarterly periods over the past three years. .

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

76 |

Management's Discussion and Analysis

Energy Costs
Energy costs are a significant element of our Refining EBITDA and can significantly impact our ability to capture crack spreads, with natural gas representing the largest component. Natural gas prices are driven by supply-side factors such as amount of natural gas production, level of natural gas in storage and import and export activity, while demand-side factors include variability of weather, economic growth and the availability and price of other fuels. Refiners and other large-volume fuel consumers may be more or less susceptible to volatility in natural gas prices depending on their consumption levels as well as their capabilities to switch to more economical sources of fuel/energy. Additionally, geographic location of facilities make consumers vulnerable to price differentials of natural gas available at different supply hubs. Within Delek’s geographic footprint, we source the majority of our natural gas from the Gulf Coast, and secondarily from the Permian, coinciding with the physical locations of our refineries. We manage our risk around natural gas prices by entering into variable and fixed-price supply contracts in both the Gulf and Permian Basin or by entering into derivative hedges based on forecasted consumption and forward curve prices, as appropriate, in accordance with our risk policy.
The charts below illustrate the quarterly average prices of Waha (Permian Basin) and Henry Hub (Gulf Coast) over the past three years.

77 |

Management's Discussion and Analysis
Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions):

Summary Statement of Operations Data (1)	Year Ended December 31,
		2021	2020
	2022	As Adjusted (2)	As Adjusted (2)
Net revenues	$20,245.8	$10,648.2	$7,301.8
Cost of sales:
Cost of materials and other	18,355.6	9,643.9	6,845.5
Operating expenses (excluding depreciation and amortization presented below)	701.8	502.0	475.7
Depreciation and amortization	263.8	239.6	241.6
Total cost of sales	19,321.2	10,385.5	7,562.8
Insurance proceeds	(31.2)	(23.3)	—
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	106.8	110.4	97.8
General and administrative expenses	348.8	212.6	234.6
Depreciation and amortization	23.2	25.0	26.0
Impairment of goodwill	—	—	126.0
Other operating income, net	(12.5)	(27.3)	(13.1)
Total operating costs and expenses (3)	19,756.3	10,682.9	8,034.1
Operating income (loss) (3)	489.5	(34.7)	(732.3)
Interest expense, net	195.3	136.7	125.7
Income from equity method investments	(57.7)	(18.3)	(30.3)
Gain on sale of non-operating refinery	—	—	(56.8)
Other income, net	(2.5)	(15.8)	(3.5)
Total non-operating expenses, net	135.1	102.6	35.1
Income (loss) before income tax expense (benefit)	354.4	(137.3)	(767.4)
Income tax expense (benefit)	63.9	(42.0)	(193.6)
Net income (loss)	290.5	(95.3)	(573.8)
Net income attributed to non-controlling interests	33.4	33.0	37.6
Net income (loss) attributable to Delek	$257.1	$(128.3)	$(611.4)
(1) This information is presented at a summary level for your reference. See the Consolidated Statements of Income included in item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for more detail regarding our results of operations and net loss per share.
(2) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 8 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further discussion.
(3) For the year ended December 31, 2021, we recorded an immaterial cumulative correction relating to prior periods to capitalize manufacturing overhead costs that should have been included in refining finished goods totaling $21.5 million. The impact of the balance sheet error correction would not have been material to the prior periods presented and is not material to total inventory or to beginning retained earnings. Of that amount, $14.0 million was recognized as a reduction of operating expenses and $7.5 million was recognized as a reduction of depreciation in the refining segment.

We report operating results in three reportable segments:
•Refining
•Logistics
•Retail
Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment EBITDA.

78 |

Management's Discussion and Analysis
Non-GAAP Measures
Our management uses certain “non-GAAP” operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These financial and operational non-GAAP measures are important factors in assessing our operating results and profitability and include:
•Earnings before interest, taxes, depreciation and amortization ("EBITDA") - calculated as net income (loss) attributable to Delek adjusted to add back interest expense, income tax expense, depreciation and amortization;
•Refining margin - calculated as gross margin (which we define as sales minus cost of sales) adjusted for operating expenses and depreciation and amortization included in cost of sales.
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
Non-GAAP Reconciliations
The following table provides a reconciliation of segment EBITDA to the most directly comparable U.S. GAAP measure, net income attributable to Delek:
Reconciliation of segment EBITDA to net income attributable to Delek

	Year Ended December 31,
(In millions)		2021	2020
	2022	As Adjusted (1)	As Adjusted (1)
Refining segment EBITDA	$719.1	$69.2	$(549.3)
Logistics segment EBITDA	304.8	258.0	238.1
Retail segment EBITDA	44.1	51.1	47.0
Corporate, Other and Eliminations EBITDA	(264.7)	(147.3)	(147.5)
EBITDA attributable to Delek	$803.3	$231.0	$(411.7)
Interest expense, net	(195.3)	(136.7)	(125.7)
Income tax (expense) benefit	(63.9)	42.0	193.6
Depreciation and amortization	(287.0)	(264.6)	(267.6)
Net income (loss) attributable to Delek	$257.1	$(128.3)	$(611.4)
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 8 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further discussion.

The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin

Refining Segment
	Year Ended December 31,
(In millions)		2021	2020
	2022	As Adjusted (1)	As Adjusted (1)
Net revenues	$19,763.0	$10,267.8	$6,855.3
Cost of sales	19,222.6	10,351.0	7,416.1
Gross margin	540.4	(83.2)	(560.8)
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	604.7	437.8	406.6
Depreciation and amortization	205.1	198.7	198.3
Refining margin	$1,350.2	$553.3	$44.1
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 8 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further discussion.

79 |

Management's Discussion and Analysis
Results of Operations
Consolidated Results of Operations — Comparison of the Year Ended December 31, 2022 versus the Year Ended December 31, 2021 and the Year Ended December 31, 2021 versus the Year Ended December 31, 2020
Net Income (Loss)
2022 vs. 2021
Consolidated net income for the year ended December 31, 2022 was $290.5 million compared to a net loss of $95.3 million for the year ended December 31, 2021. Consolidated net income attributable to Delek for the year ended December 31, 2022 was $257.1 million, or $3.63 per basic share, compared to a loss of $128.3 million, or $(1.73) per basic share, for the year ended December 31, 2021. Explanations for significant drivers impacting net income (loss) as compared to the comparable period of the prior year are discussed in the sections below.
2021 vs. 2020
Consolidated net loss for the year ended December 31, 2021 was $95.3 million compared to $573.8 million for the year ended December 31, 2020. Consolidated net loss attributable to Delek for the year ended December 31, 2021 was $128.3 million, or $(1.73) per basic share, compared to $611.4 million, or $(8.31) per basic share, for the year ended December 31, 2020. Explanations for significant drivers impacting net loss as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
2022 vs. 2021
We generated net revenues of $20,245.8 million and $10,648.2 million during the years ended December 31, 2022 and 2021, respectively, an increase of $9,597.6 million, or 90.1%. The increase in net revenues was primarily due to the following:
•in our refining segment, increases in the average price of U.S. Gulf Coast gasoline of 37.1%, ULSD of 71.8%, and HSD of 65.7% and increases in wholesale activity;
•in our logistics segment, increases in the average volumes of gasoline sold and in the average sales price per gallon of diesel and gasoline sold in our West Texas marketing operations as well as incremental revenues from the 3 Bear Acquisition; and
•in our retail segment, increases in fuel sales primarily attributable to a 30.6% increase in average price charged per gallon sold.
2021 vs. 2020
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

Total Operating Costs and Expenses
Cost of Materials and Other
2022 vs. 2021
Cost of materials and other was $18,355.6 million for the year ended December 31, 2022, compared to $9,643.9 million for 2021, an increase of $8,711.7 million, or 90.3%. The net increase in cost of materials and other primarily related to the following:
•an increase in the cost of crude oil feedstocks at the refineries, including a 38.9% increase in the average cost of WTI Cushing crude oil and a 37.7% increase in the average cost of WTI Midland crude oil;
•increases in average RINs cost due to increased production during the year ended December 31, 2022 compared to the year ended December 31, 2021;
•increases in the average volumes sold and average cost per gallon of gasoline and diesel sold in our logistics segment; and
•an increase in retail cost of materials and other due to 35.3% increase in average cost per gallon sold applied to higher fuel sales volumes.

80 |

Management's Discussion and Analysis
2021 vs. 2020
Cost of materials and other was $9,643.9 million for the year ended December 31, 2021, compared to $6,845.5 million for 2020, an increase of $2,798.4 million, or 40.9%. The net increase in cost of materials and other primarily related to the following:
•an increase in the cost of crude oil feedstocks at the refineries, including a 70.7% increase in the average cost of WTI Cushing crude oil and a 71.3% increase in the average cost of WTI Midland crude oil;
•increases in average RINs expense during the year ended December 31, 2021 compared to the year ended December 31, 2020;
•increases in the average cost per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline and diesel sold in our West Texas marketing operations; and
•an increase in retail fuel cost of materials and other primarily attributable to a 51.6% increase in average cost per gallon sold.
Such increases were partially offset by an increase in commodity hedging gains to a loss of $51.7 million recognized during the year ended December 31, 2021 from a loss of $87.5 million recognized during the year ended December 31, 2020.
Operating Expenses
2022 vs. 2021
Operating expenses (included in both cost of sales and other operating expenses) were $808.6 million for the year ended December 31, 2022 compared to $612.4 million in 2021, an increase of $196.2 million, or 32.0%. The increase in operating expenses was primarily driven by the following:
•an increase in variable costs and utilities associated with higher throughput during current period;
•higher natural gas prices in 2022; and
•increases maintenance cost and employee costs including incentive compensation costs.
2021 vs. 2020
Operating expenses (included in both cost of sales and other operating expenses) were $612.4 million for the year ended December 31, 2021 compared to $573.5 million in 2020, an increase of $38.9 million, or 6.8%. The increase in operating expenses was primarily driven by the following:
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
Insurance Proceeds
2022 vs. 2021
Insurance proceeds were $31.2 million for the year ended December 31, 2022 compared to $23.3 million in 2021, an increase of $7.9 million, or 33.9%. The increase was primarily driven by the following:
•We received insurance recoveries related to the fire and freeze events that occurred during the first quarter 2021, which favorably impacted our results during the first two quarters of 2021. For the year ended December 31, 2022, we recognized $31.2 million of business interruption insurance recoveries compared to $23.3 million in the 2021 period. Refer to Note 13 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

81 |

Management's Discussion and Analysis
2021 vs. 2020
Insurance proceeds were $23.3 million for the year ended December 31, 2021 with no comparable activity in the 2020 period. The increase was primarily driven by the following:
•We received insurance recoveries related to the fire and freeze events that occurred during the first quarter 2021, which favorably impacted our results during the first two quarters of 2021. For the year ended December 31, 2021, we recognized $23.3 million of business interruption insurance recoveries. Refer to Note 13 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
General and Administrative Expenses
2022 vs. 2021
General and administrative expenses were $348.8 million for the year ended December 31, 2022 compared to $212.6 million in 2021, an increase of $136.2 million, or 64.1%. The increase was primarily driven by the following:
•an increase in employee costs including incentive compensation costs and incremental transaction costs related to the 3 Bear Acquisition; and
•$12.5 million of restructuring costs primarily for consulting fees and severance costs associated with our cost optimization plans initiated in 2022.
2021 vs. 2020
General and administrative expenses were $212.6 million for the year ended December 31, 2021 compared to $234.6 million in 2020, a decrease of $22.0 million, or 9.4%. The decrease was primarily driven by the following:
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
Depreciation and Amortization
2022 vs. 2021
Depreciation and amortization (included in both cost of sales and other operating expenses) was $287.0 million and $264.6 million for the years ended December 31, 2022 and 2021, respectively, an increase of $22.4 million, or 8.5%.
2021 vs. 2020
Depreciation and amortization (included in both cost of sales and other operating expenses) was $264.6 million and $267.6 million for the years ended December 31, 2021 and 2020, respectively, a decrease of $3.0 million, or 1.1%.
Other Operating Income, Net
2022 vs. 2021
Other operating income, net was $12.5 million and $27.3 million for the years ended December 31, 2022 and 2021, respectively, a decrease of $14.8 million; primarily due to hedge losses realized in 2022 compared to hedge gains realized in 2021 associated with our trading derivatives.
2021 vs. 2020
Other operating income, net was $27.3 million and $13.1 million for the years ended December 31, 2021 and 2020, respectively, an increase of $14.2 million, primarily due to an increase in gains from our trading derivatives in 2021 compared to 2020.

82 |

Management's Discussion and Analysis
Non-Operating Expenses, Net
Interest Expense, Net
2022 vs. 2021
Interest expense, net was $195.3 million in the year ended December 31, 2022, compared to $136.7 million for 2021, an increase of $58.6 million, or 42.9% primarily due to the following:
•an increase in the average effective interest rate of 129 basis points during the year ended December 31, 2022 compared to the year ended December 31, 2021 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding); and
•an increase in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $449.7 million during the year ended December 31, 2022 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the year ended December 31, 2021.
2021 vs. 2020
Interest expense, net was $136.7 million in the year ended December 31, 2021, compared to $125.7 million for 2020, an increase of $11.0 million, or 8.8% primarily due to the following:
•an increase in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $80.6 million during the year ended December 31, 2021 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the year ended December 31, 2020; and
•an increase in the average effective interest rate of 16 basis points during the year ended December 31, 2021 compared to the year ended December 31, 2020 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding).
Results from Equity Method Investments
2022 vs. 2021
We recognized income from equity method investments of $57.7 million for the year ended December 31, 2022, compared to $18.3 million for the year ended December 31, 2021, an increase of $39.4 million. This increase was primarily driven by the following:
•increase in income from our Red River and Caddo equity method investment due to higher throughput volumes and resulting revenue increases; and
•an increase in income from our investment in W2W Holdings LLC to income of $7.6 million during the year ended December 31, 2022 from a loss of $17.7 million in the year ended December 31, 2021.
2021 vs. 2020
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
Other
2022 vs. 2021
During the year ended December 31, 2021, we recognized a $20.9 million gain in other income related to a loan buy-out agreement between Wink to Webster Pipeline LLC and the Company. There were no such gains in 2022. Refer to Note 7 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.
2021 vs. 2020
During the year ended December 31, 2021, we recognized a $20.9 million gain in other income related to a loan buy-out agreement between Wink to Webster Pipeline LLC and the Company.
During the year ended December 31, 2020, we recognized a gain of $56.8 million on the sale of our non-operating refinery located in Bakersfield, California.

83 |

Management's Discussion and Analysis
Income Taxes
2022 vs. 2021
For the year ended December 31, 2022, we recorded income tax expense of $63.9 million compared to a benefit of $42.0 million for the same period for 2021, primarily driven by the following:
•This change to income tax expense in 2022 from income tax benefit in 2021 was principally due to pre-tax income during the year ended December 31, 2022 compared to a pre-tax loss for the year ended December 31, 2021. Our effective tax rates were 18.0% and 30.6% for the years ended December 31, 2022 and 2021, respectively; and
•an increase in valuation allowance on certain state attributes as a result of a shift in state nexus footprints.
Refer to Note 14 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information.
2021 vs. 2020
Income tax benefit decreased $151.6 million resulting in net benefit of $42.0 million during the year ended December 31, 2021 compared to the same period for 2020, primarily driven by the following:
•Our effective tax rates were 30.6% and 25.2% for the years ended December 31, 2021 and 2020, respectively;
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

84 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth selected information concerning our refining segment operations ($ in millions, except per barrel amounts):

Selected Refining Financial Information
	Year Ended December 31,
		2021	2020
	2022	As Adjusted (1)	As Adjusted (1)
Revenues	$19,763.0	$10,267.8	$6,855.3
Cost of materials and other	18,412.8	9,714.5	6,811.2
Refining Margin	$1,350.2	$553.3	$44.1

Operating expenses (excluding depreciation and amortization) (2)(3)	$604.7	$437.8	$406.6

Refining segment EBITDA	$719.1	$69.2	$(549.3)
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 8 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further discussion.
(2) As of December 31, 2021, we recorded an immaterial cumulative correction relating to prior periods to capitalize manufacturing overhead costs that should have been included in refining finished goods totaling $21.5 million. The impact of the balance sheet error correction resulted in a reduction in operating expenses of $14.0 million during the year ended December 31, 2021, and would not have been material to the prior periods presented.
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
Finally, Refining EBITDA is impacted by regulatory costs associated with the cost of RINs as well as energy costs, including the cost of natural gas. In periods of unfavorable regulatory sentiment or uncertainty regarding the possibility of SREs, RINs prices can increase at higher rates than crack spreads, or even when crack spreads are declining. This can be particularly impactful on smaller refineries, where the operating cost structure does not have as much scalability as larger refineries. Additionally, volatility in energy costs, which are captured in our operating expenses and impact our Refining EBITDA, can significantly impact our ability to capture crack spreads, with natural gas representing the most significant component. Within Delek’s geographic footprint, we source the majority of our natural gas from the Gulf Coast, and

85 |

Management's Discussion and Analysis
secondarily from the Permian, and we do not currently have the capability at our refineries to switch our energy consumption to utilize alternative sources of fuel. For this reason, unfavorable Gulf Coast (Henry Hub) differentials can impact our crack spread capture.
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
In addition to the above, it continues to be a strategic and operational objective to manage price and supply risk related to crude oil that is used in refinery production, and to develop strategic sourcing relationships. For that purpose, from a pricing perspective, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production. We also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage our RINs Obligation. Additionally, from a sourcing perspective, we often enter into purchase and sale contracts with vendors and customers or take physical or financial commodity positions for crude oil that may not be used immediately in production, but that may be used to manage the overall supply and availability of crude expected to ultimately be needed for production and/or to meet minimum requirements under strategic pipeline arrangements, and also to optimize and hedge availability risks associated with crude that we ultimately expect to use in production. Such transactions are inherently based on certain assumptions and judgments made about the current and possible future availability of crude. Therefore, when we take physical or financial positions for optimization purposes, our intent is generally to take offsetting positions in quantities and at prices that will advance these objectives while minimizing our positional and financial statement risk. However, because of the volatility of the market in terms of pricing and availability, it is possible that we may have material positions with timing differences or, more rarely, that we are unable to cover a position with an offsetting position as intended. Such differences could have a material impact on the classification of resulting gains/losses, assets or liabilities, and could also significantly impact Refining EBITDA.

Refinery Statistics

	Year Ended December 31,
		2021	2020
	2022	As Adjusted (2)	As Adjusted (2)
Total Refining Segment
Days in period	365	365	366
Total sales volume - refined product (average bpd) (1)	299,004	275,075	255,375
Total production (average bpd)	290,040	260,507	265,461
Crude oil	281,205	250,632	253,556
Other feedstocks	10,558	12,305	14,295
Total throughput (average bpd):	291,763	262,937	267,851

Crude Slate: (% based on amount received in period)
WTI crude oil	68.2%	69.6%	71.7%
Gulf Coast Sweet Crude	7.8%	7.5%	5.9%
Local Arkansas crude oil	4.1%	4.5%	4.9%
Other	19.9%	18.4%	17.5%

Crude utilization (% based on nameplate capacity)	93.1%	83.0%	84.0%

86 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Year Ended December 31,
		2021	2020
	2022	As Adjusted (2)	As Adjusted (2)
Tyler, TX Refinery
Days in period	365	365	366
Products manufactured (average bpd):
Gasoline	36,847	35,782	40,031
Diesel/Jet	31,419	27,553	29,220
Petrochemicals, LPG, NGLs	2,114	1,957	2,794
Other	1,825	1,503	1,461
Total production	72,205	66,795	73,506
Throughput (average bpd):
Crude Oil	70,114	65,205	67,868
Other feedstocks	2,604	1,971	6,112
Total throughput	72,718	67,176	73,980
Per barrel of throughput:
Operating expenses (3)	$5.24	$4.16	$3.45
Crude Slate: (% based on amount received in period)
WTI crude oil	84.7%	90.8%	92.0%
East Texas crude oil	15.0%	9.0%	8.0%
Other	0.3%	0.2%	—%

El Dorado, AR Refinery
Days in period	365	365	366
Products manufactured (average bpd):
Gasoline	38,738	32,004	35,480
Diesel	30,334	24,777	28,429
Petrochemicals, LPG, NGLs	1,255	1,078	1,772
Asphalt	7,782	6,352	6,687
Other	1,200	646	789
Total production	79,309	64,857	73,157
Throughput (average bpd):
Crude Oil	76,806	62,067	70,385
Other feedstocks	3,646	3,580	2,979
Total throughput	80,452	65,647	73,364
Per barrel of throughput:
Operating expenses (3)	$4.61	$4.29	$3.81
Crude Slate: (% based on amount received in period)
WTI crude oil	55.1%	49.0%	52.3%
Local Arkansas crude oil	15.3%	18.5%	17.8%
Other	29.6%	32.5%	29.9%

87 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Year Ended December 31,
		2021	2020
	2022	As Adjusted (2)	As Adjusted (2)
Big Spring, TX Refinery
Days in period	365	365	366
Products manufactured (average bpd):
Gasoline	30,689	35,640	32,340
Diesel/Jet	22,125	25,284	23,283
Petrochemicals, LPG, NGLs	2,942	3,712	3,183
Asphalt	1,721	1,475	1,685
Other	1,481	1,404	1,119
Total production	58,958	67,515	61,610
Throughput (average bpd):
Crude oil	59,476	68,038	61,428
Other feedstocks	191	843	1,078
Total throughput	59,667	68,881	62,506
Per barrel of refined throughput:
Operating expenses (3)	$7.48	$4.84	$4.33
Crude Slate: (% based on amount received in period)
WTI crude oil	70.1%	71.0%	67.0%
WTS crude oil	29.9%	29.0%	33.0%

Krotz Springs, LA Refinery
Days in period	365	365	366
Products manufactured (average bpd):
Gasoline	34,370	26,170	20,615
Diesel/Jet	31,576	21,387	20,422
Heavy Oils	2,418	719	418
Petrochemicals, LPG, NGLs	6,749	5,170	2,223
Other	4,458	7,895	13,512
Total production	79,571	61,341	57,190
Throughput (average bpd):
Crude Oil	74,808	55,321	53,875
Other feedstocks	4,118	5,912	4,126
Total throughput	78,926	61,233	58,001
Per barrel of throughput:
Operating expenses (3)	$5.25	$4.55	$3.97
Crude Slate: (% based on amount received in period)
WTI Crude	63.4%	65.3%	70.1%
Gulf Coast Sweet Crude	29.8%	34.3%	29.1%
Other	6.8%	0.4%	0.8%
(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.
(2)    Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 8 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further discussion.
(3)     Reflects the prior period conforming reclassification adjustment between operating expenses and general and administrative expenses.

88 |

Management's Discussion and Analysis
Included in the refinery statistics above are the following inter-refinery and sales to other segments:

Inter-refinery Sales
	Year Ended December 31,
(in barrels per day)	2022	2021	2020
Tyler refined product sales to other Delek refineries	—	1,636	2,010
El Dorado refined product sales to other Delek refineries	595	866	924
Big Spring refined product sales to other Delek refineries	275	1,502	1,356
Krotz Springs refined product sales to other Delek refineries	388	150	190

Refinery Sales to Other Segments
	Year Ended December 31,
(in barrels per day)	2022	2021	2020

Tyler refined product sales to other Delek segments	—	—	502
El Dorado refined product sales to other Delek segments	4	8	74
Big Spring refined product sales to other Delek segments	19,828	22,174	22,601
Krotz Springs refined product sales to other Delek segments	—	—	—

Pricing Statistics (average for the period presented)
	Year Ended December 31,
	2022	2021	2020

WTI — Cushing crude oil (per barrel)	$94.62	$68.11	$39.89
WTI — Midland crude oil (per barrel)	$94.38	$68.55	$40.02
WTS — Midland crude oil (per barrel)	$94.29	$68.29	$39.96
LLS (per barrel)	$96.85	$69.60	$41.56
Brent (per barrel)	$99.06	$70.96	$43.24

U.S. Gulf Coast 5-3-2 crack spread (per barrel) - utilizing HSD	$23.89	$12.14	$5.87
U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$33.36	$16.62	$8.18
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$31.41	$16.62	$7.90
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$22.21	$9.53	$4.05

U.S. Gulf Coast Unleaded Gasoline (per gallon)	$2.77	$2.02	$1.09
Gulf Coast Ultra low sulfur diesel (per gallon)	$3.46	$2.02	$1.19
U.S. Gulf Coast high sulfur diesel (per gallon)	$2.90	$1.75	$1.06
Natural gas (MMBTU)	$6.54	$3.73	$2.13

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

89 |

Management's Discussion and Analysis
Refining Segment Operational Comparison of the Year Ended December 31, 2022 versus the Year Ended December 31, 2021 and the Year Ended December 31, 2021 versus the Year Ended December 31, 2020
Revenues
2022 vs. 2021
Revenues for the refining segment increased $9,495.2 million, or 92.5%, in the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by the following:
•an increase in the average price of U.S. Gulf Coast gasoline of 37.1%, ULSD of 71.8%, and HSD of 65.7%; and
•an increase in total sales volumes and wholesale activity.
Revenues included sales to our retail segment of $511.7 million and $355.7 million, sales to our logistics segment of $496.6 million and $321.9 million and sales to the other segment of $23.8 million and $25.4 million for the years ended December 31, 2022 and 2021, respectively. We eliminate this intercompany revenue in consolidation.
2021 vs. 2020
Revenues for the refining segment increased $3,412.5 million, or 49.8%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by the following:
•increase in the average price of U.S. Gulf Coast gasoline of 85.2%, ULSD of 69.5%, and HSD of 65.1%; and
•increases in sales volumes of refined and purchased product of 0.7 million and 1.6 million barrels, respectively.
Revenues included sales to our retail segment of $355.7 million and $220.0 million, sales to our logistics segment of $321.9 million and $203.8 million and sales to our other segment of $25.4 million and $13.5 million for the years ended December 31, 2021 and 2020, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
2022 vs. 2021
Cost of materials and other increased $8,698.3 million, or 89.5%, in the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily driven by the following:
•increases in the cost of WTI Cushing crude oil, from an average of $68.11 per barrel to an average of $94.62, or 38.9%;
•increases in the cost of WTI Midland crude oil, from an average of $68.55 per barrel to an average of $94.38, or 37.7%;
•an increase in sales volumes and wholesale activity; and
•an increase in RINs expense primarily due to increased production.
Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to MVCs. These costs and fees were $429.0 million and $367.9 million during the years ended December 31, 2022 and 2021, respectively. We eliminate these intercompany fees in consolidation.

90 |

Management's Discussion and Analysis
2021 vs. 2020
Cost of materials and other increased $2,903.3 million, or 42.6%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily driven by the following:
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

Refining Margin
2022 vs. 2021
Refining margin increased by $796.9 million, or 144.0%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, with a refining margin percentage of 6.8% as compared to 5.4% for the years ended December 31, 2022 and 2021, respectively, primarily driven by the following:
•a 96.8% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), an 89.0% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery), and a 133.1% improvement in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery); and
•an increase in total sales volumes.
These increases were partially offset by the following:
•increases in average RINs costs during the year ended December 31, 2022 compared to the year ended December 31, 2021.
2021 vs. 2020
Refining margin increased by $509.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, with a refining margin percentage of 5.4% as compared to 0.6% for the years ended December 31, 2021 and 2020, respectively, primarily driven by the following:
•a 106.8% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 104.5% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery), and a 157% improvement in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery); and
•an increase in reversal benefit of inventory valuation reserve during the year 2021 compared to the prior year period.

91 |

Management's Discussion and Analysis
These increases were partially offset by the following:
•increases in average RINs costs during the year ended December 31, 2021 compared to the year ended December 31, 2020.

Operating Expenses
2022 vs. 2021
Operating expenses increased $166.9 million, or 38.1%, in the year ended December 31, 2022, compared to year ended December 31, 2021. The increase in operating expenses was primarily driven by the following:
•increase in variable costs and utilities associated with higher throughput during the current period; and
•higher employee and outside service costs; and
•higher natural gas prices in the year ended December 31, 2022 compared to the prior year for the same period.
2021 vs. 2020
Operating expenses increased $31.2 million, or 7.7%, in the year ended December 31, 2021, compared to year ended December 31, 2020. The increase in operating expenses was primarily driven by the following:
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

EBITDA
2022 vs. 2021
EBITDA increased by $649.9 million, for the year ended December 31, 2022 compared to the year ended December 31, 2021, driven by an increase in refining margin primarily due to improved crack spreads and increased sales volumes, offset by increases in variable costs and utilities, increased employee and outside service costs, natural gas prices, and higher RINs expense primarily due to increased production.
2021 vs. 2020
EBITDA increased by $618.5 million, or a 112.6% improvement in EBITDA percentage, for the year ended December 31, 2021 compared to the year ended December 31, 2020, driven by an increase in refining margin primarily due to improved crack spreads, increased sales volumes, offset by increase in variable costs and utilities, natural gas prices, and higher RINs expense primarily due to increased production.

92 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Selected Logistics Financial and Operating Information
	Year Ended December 31,
	2022	2021	2020
Revenues	$1,036.4	$700.9	$563.4
Cost of materials and other	$641.4	$384.4	$269.1
Operating expenses (excluding depreciation and amortization)	$88.3	$61.9	$56.2
EBITDA	$304.8	$258.0	$238.1

Operating Information:
Gathering & Processing: (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	78,519	65,335	74,179
Refined products pipelines	56,382	48,757	53,702
SALA Gathering System	15,391	14,460	13,466
East Texas Crude Logistics System	21,310	22,647	15,960
Midland Gathering Assets (1)	128,725	80,285	82,817
Plains Connection System	183,827	124,025	104,770
Delaware Gathering Assets: (2)
Natural Gas Gathering and Processing (Mcfd) (3)	60,971	—	—
Crude Oil Gathering (average bpd)	87,519	—	—
Water Disposal and Recycling (average bpd)	72,056	—	—

Wholesale Marketing & Terminalling:
East Texas - Tyler refinery sales volumes (average bpd) (4)	66,058	68,497	71,182
Big Spring wholesale marketing throughputs (average bpd)	71,580	78,370	76,345
West Texas wholesale marketing throughputs (average bpd)	10,206	10,026	11,264
West Texas wholesale marketing margin per barrel	$4.15	$3.72	$2.37
Terminalling throughputs (average bpd) (5)	132,262	138,301	147,251
(1) Formerly known as the Permian Gathering System. Excludes volumes that are being temporarily transported via trucks while connectors are under construction.
(2) 2022 volumes include volumes from June 1, 2022 through December 31, 2022.
(3) Mcfd - average thousand cubic feet per day.
(4) Excludes jet fuel and petroleum coke.
(5) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, El Dorado and North Little Rock, Arkansas terminals and Memphis and Nashville, Tennessee terminals.

Logistics revenue is largely based on fixed-fee or tariff rates charged for throughput volumes running through our logistics network, where many of those volumes are contractually protected by minimum volume commitments ("MVCs"). To the extent that our logistics volumes are not subject to MVCs, our Logistics revenue may be negatively impacted in periods where are customers are experiencing economic pressures or reductions in demand for their products. Additionally, certain of our throughput arrangements contain deficiency credit provisions that may require us to defer excess MVC fees collected over actual throughputs to apply toward MVC deficiencies in future periods. With respect to our equity method investments in pipeline joint ventures, our earnings from those investments (which is based on our pro rata ownership percentage of the joint venture's recognized net income or loss) are directly impacted by the operations of those joint ventures. Items impacting the joint venture net income (loss) may include (but are not limited to) the following: long-term throughput contractual arrangements and related MVCs and, in some cases, deficiency credit provisions; the demand for walk-up nominations; applicable rates or tariffs; long-lived asset or other impairments assessed at the joint venture level; and pipeline releases or other contingent liabilities. With respect to our West Texas marketing activities, our profitability is dependent upon the cost of landed product versus the rack price of refined product sold. Our logistics segment is generally protected from commodity price risk because inventory is purchased and then immediately sold at the rack.

93 |

Management's Discussion and Analysis
Logistics Segment Operational Comparison of the Year Ended December 31, 2022 versus the Year Ended December 31, 2021 and the Year Ended December 31, 2021 versus the Year Ended December 31, 2020.
Revenues
2022 vs. 2021
Revenues increased by $335.5 million, or 47.9%, in the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily driven by the following:
•increases in the average sales prices per gallon of gasoline and diesel sold and volume of diesel sold, partially offset by a decrease in the volume of gasoline sold in our West Texas marketing operations;
•incremental revenues from the 3 Bear Acquisition; and
•increases in pipeline throughputs, where the year ended December 31, 2021 were negatively impacted by the Pandemic as well as severe weather events.
Revenues included sales to our refining segment of $477.1 million and $417.0 million for the years ended December 31, 2022 and 2021, respectively, and sales to our other segment of $2.3 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively. We eliminate this intercompany revenue in consolidation.
2021 vs. 2020
Revenues increased by $137.5 million, or 24.4%, in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily driven by the following:
•increased revenues associated with agreements executed in connection with Midland Gathering System and Delek Trucking acquisitions, which were effective March 31, 2020 and May 1, 2020, respectively.
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

94 |

Management's Discussion and Analysis
Cost of Materials and Other
2022 vs. 2021
Cost of materials and other for the logistics segment increased by $257.0 million, or 66.9%, in the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily driven by the following:
•increases in the average cost per gallon of gasoline and diesel sold, partially offset by decreases in the average volumes of gasoline sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold increased $0.74 per gallon and $1.43 per gallon, respectively;
◦the average volumes of diesel sold increased by 1.0 million gallons, while gasoline volumes sold increased by 2.0 million gallons; and
•incremental cost of materials and other from the 3 Bear Acquisition.
Our logistics segment purchased product from our refining segment of $496.6 million and $321.9 million for the years ended December 31, 2022 and 2021, respectively. We eliminate these intercompany costs in consolidation.
2021 vs. 2020
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

West Texas
Finished Product Cost
(Average per gallon)
$2.84
$3.52
$2.10
$2.09
$1.27
$1.29
2022
2021
2020
Year Ended December 31
Gasoline
ULSD

Operating Expenses
2022 vs. 2021
Operating expenses increased by $26.4 million, or 42.6%, in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by the following:
•increase due to additional expenses associated with 3 Bear Acquisition;
•increases in employee and outside service costs; and
•increases in variable expenses such as maintenance and materials costs due to higher throughput.
2021 vs. 2020
Operating expenses increased by $5.7 million, or 10.1%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the following:
•increases in employee and outside service costs after cost cutting measures implemented to respond to the COVID-19 Pandemic, including delaying non-essential projects, ended;

95 |

Management's Discussion and Analysis
•increase in energy costs due to higher natural gas prices;
•increases in variable expenses such as maintenance and materials costs due to higher throughput; and
•increases in utility costs as a result of significantly higher energy costs during the February 2021 severe freezing conditions that affected most of the regions where we operate.

EBITDA
2022 vs. 2021
EBITDA increased by $46.8 million, or 18.1%, in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by the following:
•increases in revenue due to higher throughput volumes; and
•partially offset by increases in operating expense.
2021 vs. 2020
EBITDA increased by $19.9 million, or 8.4%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the following:
•increases in revenue due to higher throughput volumes; and
•partially offset by increases in operating expense.

96 |

Management's Discussion and Analysis

Retail Segment
The tables below set forth certain information concerning our retail segment operations (gross sales $ in millions):

Selected Retail Financial and Operating Information
	Year Ended December 31,
	2022	2021	2020
Revenues	$956.9	$797.4	$681.7
Cost of materials and other	$796.3	$635.6	$523.6
Operating expenses (excluding depreciation and amortization)	$97.8	$90.0	$90.5

EBITDA (1)	$44.1	$51.1	$47.0

Operating Information
	Year Ended December 31,
	2022	2021	2020
Number of stores (end of period)	249	248	253
Average number of stores	249	248	253
Average number of fuel stores	244	243	248
Retail fuel sales	$642.2	$480.9	$357.9
Retail fuel sales (thousands of gallons)	170,668	166,959	176,924
Average retail gallons per average number of stores (in thousands)	701	688	715
Average retail sales price per gallon sold	$3.76	$2.88	$2.02
Retail fuel margin ($ per gallon) (2)	$0.327	$0.341	$0.347
Merchandise sales (in millions)	$314.7	$316.4	$323.8
Merchandise sales per average number of stores (in millions)	$1.3	$1.3	$1.3
Merchandise margin %	33.3%	33.2%	31.0%

Same-Store Comparison (3)
	Year Ended December 31,
	2022	2021	2020

Change in same-store retail fuel gallons sold	2.5%	(5.3)%	(17.3)%
Change in same-store merchandise sales	0.3%	(1.8)%	6.2%

(1)Refer to EBITDA discussion below for impacts related to bonus expense under the Delek annual incentive plan.
(2)Retail fuel margin represents gross margin on fuel sales in the retail segment, and is calculated as retail fuel sales revenue less retail fuel cost of sales. The retail fuel margin per gallon calculation is derived by dividing retail fuel margin by the total retail fuel gallons sold for the period.
(3)Same-store comparisons include year-over-year changes in specified metrics for stores that were in service at both the beginning of the year and the end of the most recent year used in the comparison.

Our retail merchandise sales are driven by convenience, customer service, competitive pricing and branding. Motor fuel margin is sales less the delivered cost of fuel and motor fuel taxes, measured on a cents per gallon basis. Our motor fuel margins are impacted by local supply, demand, weather, competitor pricing and product brand.

97 |

Management's Discussion and Analysis
Retail Segment Operational Comparison of the Year Ended December 31, 2022 versus the Year Ended December 31, 2021 and the Year Ended December 31, 2021 versus the Year Ended December 31, 2020.
Revenues
2022 vs. 2021
Revenues for the retail segment increased by $159.5 million, or 20.0%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by the following:
•an increase in total fuel sales which were $642.2 million for the year ended December 31, 2022 compared to $480.9 million for 2021, primarily attributable to a $0.88 increase in average price charged per gallon sold; and
•partially offset by a decrease in merchandise sales to $314.7 million for the year ended December 31, 2022 compared to $316.4 million for the year ended December 31, 2021, primarily driven by the same-store sales decrease of 0.3%.
2021 vs. 2020
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

98 |

Management's Discussion and Analysis
Cost of Materials and Other
2022 vs. 2021
Cost of materials and other for the retail segment increased by $160.7 million, or 25.3%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by the following:
•an increase in average cost per gallon of $0.90 or 35.3% applied to fuel sales volumes that decreased period over period.
Our retail segment purchased finished product from our refining segment of $511.7 million and $355.7 million for the years ended December 31, 2022 and 2021, respectively. We eliminate this intercompany cost in consolidation.
2021 vs. 2020
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

Operating Expenses
2022 vs. 2021
Operating expenses for the retail segment increased by $7.8 million, or 8.7%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily driven by higher employee cost in 2022.
2021 vs. 2020
Operating expenses for the retail segment decreased by $0.5 million, or 0.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.

EBITDA
2022 vs. 2021
EBITDA for the retail segment decreased by $7.0 million, a 13.7% decrease in EBITDA percentage, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by the following:
•a decrease in average fuel margin of $0.014 per gallon and an increase in fuel sales volume; and
•an increase in operating expenses due to higher employee costs which included $1.8 million increase in bonus expense.
2021 vs. 2020
EBITDA for the retail segment increased by $4.1 million, an 8.7% increase in EBITDA percentage, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by a $0.071 per gallon improvement in the retail fuel margin and a 0.2% increase in merchandise margin.

99 |

Management's Discussion and Analysis

100 |

Management's Discussion and Analysis
Liquidity and Capital Resources
Sources of Capital
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At December 31, 2022 our total liquidity amounted to $1.4 billion comprised primarily of $362.6 million in unused credit commitments under the Delek Revolving Credit Facility (as defined in Note 10 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K), $179.5 million in unused credit commitments under the Delek Logistics Credit Facility (as defined in Note 10 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K) and $841.3 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends and fund operational capital expenditures. In response to the COVID-19 Pandemic and the decline in oil prices, on November 5, 2020, we announced that we elected to suspend dividends in order to conserve capital; however, on August 1, 2022, our Board of Directors voted to reinstate the quarterly cash dividend and declared a quarterly cash dividend of $0.20 per share of our common stock. On October 31, 2022, our Board of Directors increased the quarterly cash dividend to $0.21 per share of our common stock. On 2/27/2023, our Board of Directors increased the quarterly cash dividend to $0.22 per share of our common stock. In addition, on August 1, 2022, the Board approved an approximately $170.3 million increase in its share repurchase authorization, bringing the total amount available for repurchases under current authorizations to $400.0 million. During 2022, we repurchased approximately 4.3 million shares of Delek US common stock for approximately $129.6 million, with an average price of $30.40 per share, exclusive of the shares purchased under the Icahn Group Purchase Agreement.. Other funding sources including borrowings under existing credit agreements and issuance of equity and debt securities have been utilized to meet our funding requirements and support our growth capital projects and acquisitions. In addition, we have historically been able to source funding at terms that reflect market conditions, our financial position and our credit ratings. We continue to monitor market conditions, our financial position and our credit ratings and expect future funding sources to be at terms that are sustainable and profitable for the Company. However, there can be no assurances regarding the availability of any future debt or equity financings or whether such financings can be made available on terms that are acceptable to us; any execution of such financing activities will be dependent on the contemporaneous availability of functioning debt or equity markets. Additionally, new debt financing activities will be subject to the satisfaction of any debt incurrence limitation covenants in our existing financing agreements. Our debt limitation covenants in our existing financing documents are usual and customary for credit agreements of our type and reflective of market conditions at the time of their execution. Additionally, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including oil prices, some of which are beyond our control.
As of December 31, 2022, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Logistics Credit Facility (see further discussion in Note 10 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K). Additionally, we were in compliance with incurrence covenants that were triggered during the quarter ended December 31, 2022. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may pay dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to): available borrowings under our existing Wells Fargo Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Credit Facility (see further discussion in Note 10 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K); the allowance to incur an additional $400 million of secured debt under the Wells Fargo Term Loan Credit Facility (see further discussion in Note 10 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks or joint ventures, as otherwise contemplated and allowed under our incurrence covenants.

101 |

Management's Discussion and Analysis
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Year Ended December 31,
	2022	2021
Cash Flow Data:
Operating activities	$425.3	$371.4
Investing activities	(931.6)	(178.4)
Financing activities	491.1	(124.0)
Net increase (decrease)	$(15.2)	$69.0

Cash Flows from Operating Activities
Net cash provided by operating activities was $425.3 million for the year ended December 31, 2022, compared to $371.4 million for the comparable period of 2021. Increases were a result of a net $135.6 million increase in cash from operating activities in addition to an increase in dividends received of $3.1 million. Partially offsetting these increases was an increase in cash paid for debt interest of $61.4 million and an increase in income taxes paid of $23.4 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $931.6 million for the year ended December 31, 2022, compared to $178.4 million in the comparable period of 2021. The increase in cash flows used in investing activities was primarily due to the $625.6 million acquisition of 3 Bear, a $89.2 million increase in purchases of property, plant and equipment, partially attributable to delaying non-essential projects in light of the COVID-19 Pandemic in 2021, a $17.3 million decrease in contract termination recoveries of capital expenditures occurring in 2021, a $10.7 million decrease in proceeds from sale of property, plant and equipment and a $7.0 million decrease in insurance recoveries occurring in 2021.
Cash Flows from Financing Activities
Net cash provided by financing activities was $491.1 million for the year ended December 31, 2022, compared to cash used of $124.0 million in the comparable 2021 period. This increase in cash provided was predominantly due to net proceeds on long-term revolvers and term debt of $810.9 million during the year ended December 31, 2022, compared to net payments of $138.2 million in the comparable 2021 period. We also sold $16.4 million of Delek Logistics limited partner units during 2022.
Such increases were partially offset by decreases attributable to share repurchases of $193.6 million with no comparable activity in 2021, $42.8 million due to the reinstatement of dividends in the second quarter of 2022, and net payments on product financing arrangements of $12.3 million for the year ended December 31, 2022 compared to proceeds of $38.5 million in the comparable 2021 period. Additionally, we refinanced our existing J. Aron Supply & Offtake Agreements with a new Citi Inventory Intermediation Agreement with net repayments of $48.1 million.
Cash Position and Indebtedness
As of December 31, 2022, our total cash and cash equivalents were $841.3 million and we had total long-term indebtedness of approximately $3,053.7 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $8.2 million and $58.3 million, respectively. Additionally, we had letters of credit issued of approximately $287.4 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $542.1 million. The increase of $835.7 million in total long-term indebtedness as of December 31, 2022 compared to the prior year resulted primarily from net borrowings under the Delek Logistics Credit Facility and other term debt in 2022. As of December 31, 2022, our total long-term indebtedness consisted of the following:
•an aggregate principal amount of $450.0 million under the Revolving Credit Facility, due on October 26, 2027, with average borrowing rate of 5.67%;
•an aggregate principal amount of $950.0 million under the Term Loan Credit Facility, due on March 30, 2025, with effective interest of 9.14%;
•an aggregate principal amount of $720.5 million under the Delek Logistics Revolving Facility, due on October 13, 2027, with average borrowing rate of 7.55%;
•an aggregate principal amount of $300.0 million under the Delek Logistics Term Facility, due on October 13, 2024, with average borrowing rate of 7.92%;
•an aggregate principal amount of $250.0 million under the Delek Logistics 2025 Notes, due in 2025, with effective interest rate of 7.21%;
•an aggregate principal amount of $400.0 million under the Delek Logistics 2028 Notes, due in 2028, with effective interest rate of 7.40%; and
•an aggregate principal amount of $50.0 million under the United Community Bank Revolver, due on June 30, 2022, with fixed interest rate of 6.75%.

See Note 10 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information about our separate debt and credit facilities.

102 |

Management's Discussion and Analysis
Additionally, we also utilize other financing arrangements to finance operating assets and/or, from time to time, to monetize other assets that may not be needed in the near term, when internal cost of capital and other criteria are met. Such arrangements include our inventory intermediation arrangement, which finance a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs or other non-inventory product financing liabilities. Our inventory intermediation obligation with Citi amounted to $541.7 million at December 31, 2022, $491.8 million of which is due on December 22, 2024. See Note 9 of the accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information about our inventory intermediation agreement. Our product financing liabilities consisted primarily of RIN financings as of December 31, 2022, and totaled $258.0 million, all of which is due in the next 12 months. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Contractual Obligations" section included in Item 7. Management's Discussion and Analysis.
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
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for 2022, by segment, as well as planned capital expenditures for 2023 by operating segment and major category (in millions):

	Year Ended December 31,
	2023 Forecast	Year Ended December 31, 2022 Actual
Refining
Sustaining maintenance, including turnaround activities	$173.1	$129.3
Regulatory	21.5	7.4
Discretionary projects	7.2	1.3
Refining segment total	201.8	138.0
Logistics
Regulatory	13.1	3.0
Sustaining maintenance	2.1	8.0
Discretionary projects	66.1	119.7
Logistics segment total	81.3	130.7
Retail
Regulatory	—	—
Sustaining maintenance	26.9	4.6
Discretionary projects	4.2	29.6
Retail segment total	31.1	34.2
Corporate and Other
Regulatory	1.1	4.0
Sustaining maintenance	33.1	34.4
Discretionary projects	2.1	1.8
Other total	36.3	40.2
Total capital spending	$350.5	$343.1

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

103 |

Management's Discussion and Analysis
Cash Requirements
Long-Term Cash Requirements Under Contractual Obligations
Information regarding our known cash requirements under contractual obligations of the types described below as of December 31, 2022, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long-term debt and notes payable obligations	$74.5	$554.0	$1,189.5	$1,302.5	$3,120.5
Interest (1)	226.4	410.2	347.0	151.1	1,134.7
Operating lease commitments (2)	57.1	81.3	36.5	25.0	199.9
Purchase commitments (3)	800.2	—	—	—	800.2
Product financing agreements (4)	258.0	—	—	—	258.0
Transportation agreements (5)	204.6	367.7	317.6	450.5	1,340.4
Inventory intermediation obligation (6)	90.8	532.7	—	—	623.5
Total	$1,711.6	$1,945.9	$1,890.6	$1,929.1	$7,477.2
(1) Expected interest payments on debt outstanding at December 31, 2022. Floating interest rate debt is calculated using December 31, 2022 rates. For additional information, see Note 10 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2022.
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
(4) Balances consist of obligations under RINs product financing arrangements, as described in the 'Environmental Credits and Related Regulatory Obligations' accounting policy included in Note 2 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(5) Balances consist of contractual obligations under agreements with third parties (not including Delek Logistics) for the transportation of crude oil to our refineries.
(6) Balances consist of contractual obligations under the Citi Inventory Intermediation Agreement, including principal obligation for the Baseline Volume Step-Out Liability and other recurring fees. For additional information, see Note 9 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Other Cash Requirements
Our material short-term cash requirements under contractual obligations are presented above, and we expect to fund the majority of those requirements with cash flows from operations. Our other cash requirements consisted of operating activities and capital expenditures. Operating activities include cash outflows related to payments to suppliers for crude and other inventories (which are largely reflected in our contractual purchase commitments in the table above) and payments for salaries and other employee related costs. Cash outlays in the first quarter of 2023 are planned to include incentive compensation payments that were earned and accrued in 2022. In line with our Long-term Sustainable strategy, future cash requirements will include initiatives to build on our long-term sustainable business model, ESG initiatives and sum of the parts initiatives.
Refer to the cash flow section for our operating activities spend in 2022. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity.
Refer to the 'Capital Spending' section for our capital expenditures for 2022 and our anticipated cash requirements for planned capital expenditures for 2023.

104 |

Management's Discussion and Analysis
Critical Accounting Estimates
The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. We prepare our consolidated financial statements in conformity with GAAP, and in the process of applying these principles, we must make judgments, assumptions and estimates based on the best available information at the time. To aid a reader's understanding, management has identified our critical accounting policies. These policies are considered critical because they are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments. Often, they require judgments and estimation about matters which are inherently uncertain and involve measuring at a specific point in time, events which are continuous in nature. Actual results may differ based on the accuracy of the information utilized and subsequent events, some over which we may have little or no control.
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
We performed a qualitative assessment on the reporting units in our logistics segment for the years ended December 31, 2022, 2021 and 2020, which did not result in an impairment charge nor did our analysis reflect any reporting units at risk.
We performed a qualitative assessment on the reporting units in our refining and retail segments during the year ended December 31, 2022. Our quantitative assessment of goodwill performed on the reporting units in our refining and retail segments during the fourth quarter of 2021, resulted in no impairment during the year ended December 31, 2021. There was $126.0 million impairment during the year ended December 31, 2020. As part of our 2021 assessment, the aggregate fair value of all reporting units were reconciled to our market capitalization for reasonableness. Each of the reporting units had a fair value that was substantially in excess of its carrying value, with the exception of the Krotz Springs refinery ("KSR") reporting unit.
Details of remaining goodwill balances by segment are included in Note 16 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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

105 |

Management's Discussion and Analysis
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
Business Combinations
We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date in accordance with the provisions of ASC 805. Any excess or surplus of the purchase consideration when compared to the fair value of the net tangible assets acquired, if any, is recorded as goodwill or gain from a bargain purchase. The fair value of assets and liabilities as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach which uses market data and adjusts for entity-specific differences. We use all available information to make these fair value determinations and engage third-party consultants for valuation assistance. The estimates used in determining fair values are based on assumptions believed to be reasonable, but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.
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
We maintain, at both company-owned and third-party facilities, inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. Effective January 1, 2022, we changed our method for valuing the inventory held at the Tyler refinery to the first-in, first-out ("FIFO") inventory valuation method from the last-in, first-out ("LIFO") inventory valuation method. At December 31, 2021, we held approximately 13.0 million barrels of crude and product inventories associated with the Tyler, El Dorado, Big Spring and Krotz Springs refineries valued under FIFO, with an average cost of $80.23 per barrel. At December 31, 2022, we held approximately 15 million barrels of crude and product inventories associated with the Tyler, El Dorado, Big Spring and Krotz Springs refineries valued under FIFO, with an average cost of $81.88 per barrel.
In periods of declining crude oil and refined product pricing, market prices may decline to a level below the average cost of our inventories For the years ended December 31, 2022, 2021 and 2020, we recognized net inventory valuation (losses) gains of $(11.2) million, $(9.3) million and $(0.8) million, respectively, which were recorded as a component of cost of materials and other in the consolidated statements of income.
From time to time, we also may enter into forward purchase or sale derivative contracts for trading purposes (primarily in our Canadian business) and, as a result, may have trading investment commodities on hand related to the purchased inventory. Such derivative contracts and related investment commodities are recorded at fair value and subject to pricing risk each period with changes in fair value reflected in other operating income, net in the profit and loss section of our consolidated financial statements. For the years ended December 31, 2022, 2021 and 2020, the majority of our forward purchase and sales contracts that were accounted for as derivative instruments consisted of contracts related to our Canadian trading activities.
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

106 |

Management's Discussion and Analysis
are recognized in other comprehensive income on the consolidated balance sheets and, ultimately, when the forecasted transactions are completed in net revenues or cost of materials and other in the consolidated statements of income.
The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are presented separately below), as of December 31, 2022 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2023	2024
Contracts not designated as hedging instruments:
Crude oil price swaps - long (1)	$(5.3)	74,009,000	68,680,000	5,329,000
Crude oil price swaps - short (1)	10.7	71,035,000	65,700,000	5,335,000
Inventory, refined product and crack spread swaps - long (1)	10.4	3,303,000	3,303,000	—
Inventory, refined product and crack spread swaps - short (1)	(27.8)	6,010,000	6,010,000	—
Natural gas swaps - long (3)	(7.5)	2,030,000	2,030,000	—
Natural gas swaps - short (3)	0.7	280,000	280,000	—
RINs commitment contracts - long (2)	(0.1)	217,350,000	—	—
RINs commitment contracts - short (2)	3.2	41,672,967	—	—
Total	$(15.7)
(1) Volume in barrels.
(2) Volume in RINs.
(3) Volume in MMBTU.

Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $2,470.5 million as of December 31, 2022. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of December 31, 2022 would be to change interest expense by approximately $24.7 million.
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
LIBOR Transition
LIBOR is a commonly used indicative measure of the average interest rate at which major global banks could borrow from one another. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR discontinued the reporting of certain LIBOR rates on December 31, 2021, and has publicly announced that it intends to discontinue all USD LIBOR rates after June 2023. Certain of our agreements used LIBOR as a “benchmark” or “reference rate” for various terms. During 2022, we completed the transition of all agreements form LIBOR to an alternative reference rate. it did not have a significant impact on our business or operations.
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
The following table sets forth information relating to trading commodity derivative contracts as of December 31, 2022 ($ in millions):

107 |

Management's Discussion and Analysis

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2023
Crude forward contracts- long(1)	104.6	1,646,520	1,646,520
Crude forward contracts- short(1)	(115.0)	1,773,499	1,773,499
Total	$(10.4)
(1) Volume in barrels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by Item 8 is incorporated by reference to the section beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

108 |

Controls and Procedures, and Other Information
ITEM 9A. CONTROLS AND PROCEDURES
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
On June 1, 2022, we completed the acquisition of 3 Bear. As part of our ongoing integration of the 3 Bear business, we are continuing to incorporate our controls and procedures into 3 Bear and to augment our company-wide controls to reflect the risks inherent in an acquisition of this type. 3 Bear accounted for approximately 8.3% of total assets as of December 31, 2022 and approximately 0.6% of net revenues of the Company for the year ended on December 31, 2022. As permitted by the SEC staff guidance for newly acquired businesses, our report on our internal control over financial reporting for the year ending December 31, 2022, includes a scope exception that excludes the acquired 3 Bear business in order for management to have sufficient time to evaluate and implement our internal control structure over the operations of the 3 Bear business.
Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2022, we maintained effective internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report, which is included in the section beginning on page F-1.
The information required by Item 8 is incorporated by reference to the section beginning on page F-1.
Changes in Internal Control over Financial Reporting
Except as described below, there has been no change in our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
During the quarter ended December 31, 2022, we implemented a new enterprise resource planning (“ERP”) system. The new ERP system replaced our previous ERP including our accounting system and general ledger. As a result of this implementation, we modified certain existing controls and implemented new controls and procedures related to the new ERP system to maintain appropriate internal control over financial reporting during and after the system change.

109 |

ITEM 9B. OTHER INFORMATION
Amendments to Executive Chairman Employment Agreement
On February 27, 2023, the Human Capital and Compensation Committee of our Board approved amendments to the employment agreement with Ezra Uzi Yemin, our Executive Chairman of the Board (the “Employment Agreement Amendments”). The Employment Agreement Amendments extend the term during which Mr. Yemin will serve as Executive Chairman of the Company from December 31, 2023 to December 31, 2024. The Employment Agreement Amendments also provide for the grant of time vesting equity awards on March 10, 2023 consisting of $750,000 of RSUs under the Company's 2016 Long-Term Incentive Plan and $750,000 of phantom units under the Delek Logistics GP, LLC Amended and Restated 2012 Long-Term Incentive Plan. These grants will vest 50% on December 31, 2023 and 50% on December 31, 2024, subject to Mr. Yemin’s continued service to the Company.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

110 |

Directors, Executive Officers, Corporate Governance and Security Ownership
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors Governance Guidelines, our charters for our Audit, Human Capital and Compensation, Technology, Nominating and Corporate Governance and Environmental, Health and Safety Committees and our Code of Business Conduct & Ethics covering all employees, including our principal executive officer, principal financial officer, principal accounting officer and controllers, are available on our website, www.DelekUS.com, under the "About Us - Corporate Governance" caption.  A print copy of any of these documents will be mailed upon a written request made by a stockholder to the Corporate Secretary, Delek US Holdings, Inc., 310 Seven Springs Way, Suite 400 and 500, Brentwood, Tennessee 37027. We intend to disclose any amendments to or waivers of the Code of Business Conduct & Ethics on behalf of our Chief Executive Officer, Chief Financial Officer and persons performing similar functions on our website, at www.DelekUS.com, under the "Investor Relations" caption, promptly following the date of any such amendment or waiver.
The information required by Item 401 of Regulation S-K regarding directors will be included under "Election of Directors" in the definitive Proxy Statement for our Annual Meeting of Stockholders expected to be held May 2, 2023 (the "Definitive Proxy Statement"), and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Item 405 of Regulation S-K will be included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement and is incorporated herein by reference.  The information required by Items 406, 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference.
Board of Directors
•Ezra Uzi Yemin
•Avigal Soreq
•William J. Finnerty
•Richard Marcogliese
•Leonardo Moreno
•Gary M. Sullivan, Jr.
•Vasili (Vicky) Sutil
•Laurie Z. Tolson
•Shlomo Zohar
Senior Management
•Avigal Soreq – President and Chief Executive Officer
•Todd O’Malley – Executive Vice President, Chief Operating Officer
•Reuven Spiegel – Executive Vice President and Chief Financial Officer
•Denise McWatters – Executive Vice President, General Counsel and Secretary
•Jared Serff – Executive Vice President and Chief Human Resources Officer
•Anthony L. Miller – Executive Vice President – Retail
•Sarit Soccary – Managing Partner – DK Innovation
•Mark Hobbs – Executive Vice President, Corporate Development
•Ido Biger – Executive Vice President, Chief Technology Officer and Chief Data Officer
•Nithia Thaver – Executive Vice President, President of Refining
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

111 |

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

112 |

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

2.5
Membership Interest Purchase Agreement, dated as of April 8, 2022, by and between 3 Bear Energy – New Mexico LLC and DKL Delaware Gathering, LLC (incorporated by reference to Exhibit 2.1 to the Partnership’s Form 8-K filed on April 11, 2022).

3.1		Second Amended and Restated Certificate of Incorporation of Delek US Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on May 9, 2022).
3.2		Fifth Amended and Restated Bylaws of Delek US Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on November 8, 2022).
4.1
Indenture, dated as of May 23, 2017, among Delek Logistics, LP, Delek Logistics Finance Corp., the Guarantors named therein and U.S. Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Partnership's Form 8-K filed on May 24, 2017, SEC File No. 001-35721).

4.2		Form of 6.750% Senior Notes due 2025 (included as Exhibit A in Exhibit 4.1 to the Partnership's Form 8-K filed on May 24, 2017, SEC File No. 001-35721).
4.3
Indenture, dated as of May 24, 2021, among Delek Logistics, Delek Logistics Finance Corp., the Guarantors named therein and U.S. Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Delek Logistics’ Form 8-K filed on May 26, 2021).

4.4		Form of 7.125% Senior Note due 2028 (incorporated by reference to Exhibit 4.2 of the Partnership’s Form 8-K filed on May 26, 2021).
4.5		Description of Common Stock (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K filed on February 25, 2022).
10.1	*	Form of Indemnification Agreement for Directors and Officers ((incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed on February 25, 2022).
10.2(a)	*
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

113 |

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

10.8(c)	*	Second Amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan, effective May 5, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on May 8, 2020).
10.8(d)	*	Third Amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form S-8 filed on June 10, 2021)
10.8(e)	*	Fourth Amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2022).
10.8(f)	*
General Terms and Conditions for Restricted Stock Unit Awards to Executive Officers and Directors under the 2016 Delek US Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on August 5, 2016).

10.8(g)	*
General Terms and Conditions for Stock Appreciation Right Awards to Executive Officers and Directors under the 2016 Delek US Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed on August 5, 2016).

10.8(h)	*
Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29(c) to the Company’s Form 10-K filed February 28, 2017).

10.8(i)	*	Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29(d) to the Company’s Form 10-K filed February 28, 2017).
10.8(j)	*
Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Agreement (Cash Settled) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on May 5, 2022).

10.8(k)	*
Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Restricted Stock Unit Agreement (Cash Settled) (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on May 5, 2022).

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

114 |

Financial Statements and Schedules

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
First Amendment to Amended and Restated Executive Employment Agreement by and between the Company and Ezra Uzi Yemin, dated for reference as of March 27, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 5, 2022).

10.12	*
Executive Chairman Employment Agreement by and between the Company and Ezra Uzi Yemin, dated for reference as of March 27, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 5, 2022).

10.13	*	Offer Letter by and between the Company and Avigal Soreq, effective March 28, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on May 5, 2022).
10.14	*
Executive Employment Agreement by and between the Company and Avigal Soreq, dated for reference as of March 28, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 5, 2022).

10.15	*#	Change in Control Severance Agreement, dated for reference as of June 13, 2022, by and between the Company and Avigal Soreq.
10.16	*
Executive Employment Agreement, dated August 1, 2020, by and between Delek US Holdings, Inc. and Reuven Spiegel (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 7, 2020).

10.17
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

10.18
Marketing Agreement, dated as of March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, and for the limited purposes specified therein, Delek US (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on March 26, 2018).

10.19(a)
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

10.19(b)
Amendment No. 1 to Term Loan Credit Agreement, dated as of October 26, 2018 by and among Delek US Holdings, Inc., as borrower, the guarantors thereto, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2019).

10.19(c)
First Incremental Amendment to Term Loan Credit Agreement, dated as of May 22, 2019, by and among Delek US Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 29, 2019).

10.19(d)
Second Incremental Amendment to Term Loan Credit Agreement, dated as of November 12, 2019, by and among Delek US Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2019).

10.19(e)
Third Incremental Amendment to Term Loan Credit Agreement, dated as of May 19, 2020, among Delek US Holdings, Inc., as borrower, the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 21, 2020).

10.19(f)
Amended and Restated Term Loan Credit Agreement, dated as of November 18, 2022, by and among Delek US Holdings, Inc., as borrower, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent for each member of the Lender Group and the Bank Product Providers, the Subsidiaries of Delek US Holdings, Inc. from time to time party thereto, as guarantors, Wells Fargo Securities, LLC, MUFG Bank, Ltd., and BofA Securities Inc., each as a joint lead arranger and joint book runner, Mizuho Bank, Ltd., PNC Capital Markets LLC, Citizens Bank, N.A., Barclays Bank PLC and Truist Securities, Inc., each as senior co-managers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K on November 18, 2022).

115 |

Financial Statements and Schedules

10.20(a)
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

10.20(b)
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

10.20(c)
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

10.20(d)		Third Amendment to Second Amended and Restated Credit Agreement, dated October 18, 2019 (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K filed on February 28, 2020).
10.20(e)		Fourth Amendment to Second Amended and Restated Credit Agreement, dated December 18, 2019 (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K filed on February 28, 2020).
10.21(a)
Third Amended and Restated Credit Agreement, dated as of October 26, 2022, by and among Delek US Holdings, Inc., as borrower, the lenders from time to time party thereto, Wells Fargo Bank, National Association, as administrative agent for each member of the Lender Group and the Bank Product Providers, the Subsidiaries of Delek US Holdings, Inc. from time to time party thereto, as guarantors, Wells Fargo Bank, National Association, Truist Securities, Inc., PNC Bank, National Association, Bank of America, N.A., MUFG Bank Ltd., Regions Capital Markets, a division of Regions Bank, and Barclays Bank PLC, each as a joint lead arranger and joint book runner, Wells Fargo Bank, National Association, Truist Bank, PNC Bank, National Association, Bank of America, N.A., MUFG Bank Ltd., Regions Capital Markets, a division of Regions Bank, and Barclays Bank PLC, each as a co-syndication agent, and Citizens Bank, N.A. as a documentation agent (incorporated by reference to exhibit 10.1 of the Company’s Form 8-K filed on October 27, 2022).

10.21(b)
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of December 22, 2022, by and among Delek US Holdings, Inc., as borrower, the subsidiaries of Delek US Holdings, Inc. party thereto, as guarantors, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on December 29, 2022).

10.22
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

10.23
Throughput and Deficiency Agreement, dated and effective as of March 31, 2020, by and between Lion Oil Trading & Transportation, LLC and DKL Permian Gathering, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 6, 2020).

10.24
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

10.26
Third Amended and Restated Master Supply and Offtake Agreement, dated as of April 7, 2020, among J. Aron & Company LLC, Lion Oil Company and Lion Oil Trading & Transportation, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Form 10-Q filed on August 7, 2020).

10.27
Letter Agreement, dated as of December 21, 2020 by and between J. Aron & Company LLC, Lion Oil Company, and Lion Oil Trading & Transportation, LLC (incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K filed on March 1, 2021)

10.28
Third Amended and Restated Supply and Offtake Agreement, dated as of April 7, 2020, between J. Aron & Company LLC and Alon USA, LP (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q filed on August 7, 2020)

10.29
Inventory Intermediation Agreement, dated as of December 22, 2022, by and between Citigroup Energy, Inc. and DK Trading & Supply, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 29, 2022).

10.30
Pledge and Security Agreement, dated as of December 22, 2022, by and between Citigroup Energy, Inc. and DK Trading & Supply, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 29, 2022).

10.31	*
Consulting Agreement, dated as of November 3, 2020, by and between Delek US Holdings, Inc. and Frederec Green (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed on March 1, 2021).

116 |

Financial Statements and Schedules

10.32	*
Executive Employment Agreement, effective February 3, 2021, by and between Delek US Holdings, Inc. and Denise McWatters (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on February 25, 2022).

10.33	*
Executive Employment Agreement, effective March 1, 2021, by and between Delek US Holdings, Inc. and Todd O’Malley (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed on February 25, 2022).

10.34	*	Executive Employment Agreement by and between the Company and Todd O’Malley, dated as of March 28, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on May 5, 2022).
10.35	*#	Change in Control and Severance Agreement, dated as of March 28, 2022, by and between the Company and Todd O’Malley.
10.36
Stock Purchase and Cooperation Agreement, dated as of March 7, 2022, by and among Delek US Holdings, Inc., IEP Energy Holding LLC American Entertainment Properties Corp., Icahn Enterprises Holdings L.P. Icahn Enterprises G.P. Inc. Beckton Corp. and Carl C. Icahn (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2022).

10.37	*	Letter Agreement by and between the Company and Nithia Thaver, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on May 5, 2022).
10.38	*	Form of Change in Control Severance Agreement for Officers (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 5, 2022).
10.39
Assignment and Assumption Agreement and Guaranty, dated as of March 22, 2022, by and among Lion Oil Trading & Transportation, LLC, DK Trading & Supply, LLC, Delek Logistics Operating, LLC, Lion Oil Company, LLC, and Delek US Energy, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 8, 2022).

10.40
Partial Assignment and Assumption Agreement, dated as of March 23, 2022, by and among Lion Oil Company, LLC, DK Trading & Supply, LLC, and the Partnership (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 8, 2022).

10.41
Omnibus Assignment and Assumption Agreement, dated as of September 12, 2022, by and among Alon USA, LP, DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on November 8, 2022).

10.42
Omnibus Assignment and Assumption Agreement, dated as of September 12, 2022, by and among Lion Oil Company, LLC, DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 8, 2022).

10.43
Omnibus Assignment and Assumption Agreement, dated as of September 13, 2022, by and among Delek Refining Ltd., DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on November 8, 2022).

10.44
Omnibus Assignment and Assumption Agreement, dated as of September 13, 2022, by and among Lion Oil Trading & Transportation, LLC, DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.6 of the Company’s Form 10 Q filed on November 8, 2022).

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
101
The following materials from Delek US Holdings, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements.

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

117 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Consolidated Financial Statements
As of December 31, 2022 and 2021 and
For Each of the Three Years Ended December 31, 2022, 2021 and 2020

F-1 |

Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Delek US Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Delek US Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for inventory held at the Tyler, Texas refinery to the first-in, first-out costing method from the last-in, first-out costing method, and, retrospectively, adjusted the 2021 and 2020 consolidated financial statements for the change.
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

F-2 |

Financial Statements and Schedules

Accounting for Business Combinations
Description of the Matter
During 2022, the Company completed its acquisition of 3 Bear Delaware Holding – NM, LLC (“3 Bear”) for net consideration of approximately $628.3 million as disclosed in Note 3 to the consolidated financial statements. The transaction was accounted for as a business combination. The Company allocated the purchase price, to the assets acquired and liabilities assumed based on their respective fair values, including a customer relationships intangible asset of $210.0 million.

Auditing the Company's accounting for its acquisition of 3 Bear was complex due to the significant estimation required by management to determine the fair value of the customer relationships intangible asset acquired. The Company used the income approach in estimating the initial fair value of the acquired customer relationships intangible asset. There was a high degree of subjective auditor judgment in evaluating the assumptions used in the income approach as changes to the assumptions used could have a significant effect on the determination of the initial fair value. Assumptions used included projected revenue attributable to customer relationships, forecasted operating margins, and the discount rate, which are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement related to the Company's accounting for business combinations, including controls over the assumptions identified above.

To test the estimated fair values, we performed audit procedures that included, among others, evaluating the Company's use of the income approach and testing the assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analysis. Our audit procedures also included evaluating the professional qualifications and objectivity of the Company's external consultant that assessed the projected revenue assumptions. In addition, in evaluating whether we could use the work of the Company’s external consultant, we assessed the reasonableness of the projected revenue assumptions by identifying and evaluating corroborative and contrary evidence. We involved our valuation specialists to assist in evaluating the appropriateness of the valuation methods and the reasonableness of certain significant assumptions, including the evaluation of the discount rate used in the income approach.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Nashville, Tennessee
March 1, 2023

F-3 |

Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Delek US Holdings, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delek US Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 3 Bear Delaware Holding – NM, LLC (“3 Bear”), which is included in the 2022 consolidated financial statements of the Company and constituted 8.3% of total assets as of December 31, 2022, and 0.6% of net revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of 3 Bear.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Nashville, Tennessee
March 1, 2023

F-4 |

Financial Statements and Schedules

Delek US Holdings, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

		December 31, 2021
	December 31, 2022	As Adjusted (1)
ASSETS
Current assets:
Cash and cash equivalents	$841.3	$856.5
Accounts receivable, net	1,234.4	776.6
Inventories, net of inventory valuation reserves	1,518.5	1,260.7
Other current assets	122.7	126.0
Total current assets	3,716.9	3,019.8
Property, plant and equipment:
Property, plant and equipment	4,349.0	3,645.4
Less: accumulated depreciation	(1,572.6)	(1,338.1)
Property, plant and equipment, net	2,776.4	2,307.3
Operating lease right-of-use assets	179.5	208.5
Goodwill	744.3	729.7
Other intangibles, net	315.6	102.7
Equity method investments	359.7	344.1
Other non-current assets	100.4	100.5
Total assets	$8,192.8	$6,812.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,745.6	$1,695.3
Current portion of long-term debt	74.5	92.2
Current portion of obligation under Inventory Intermediation Agreements	49.9	487.5
Current portion of operating lease liabilities	49.6	53.9
Accrued expenses and other current liabilities	1,166.8	797.8
Total current liabilities	3,086.4	3,126.7
Non-current liabilities:
Long-term debt, net of current portion	2,979.2	2,125.8
Obligation under Inventory Intermediation Agreements	491.8	—
Environmental liabilities, net of current portion	111.5	109.5
Asset retirement obligations	41.8	38.3
Deferred tax liabilities	266.5	214.5
Operating lease liabilities, net of current portion	122.4	152.0
Other non-current liabilities	23.7	31.8
Total non-current liabilities	4,036.9	2,671.9
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 84,509,517 shares and 91,772,080 shares issued at December 31, 2022 and 2021, respectively	0.9	0.9
Additional paid-in capital	1,134.1	1,206.5
Accumulated other comprehensive loss	(5.2)	(3.8)
Treasury stock, 17,575,527 shares, at cost, at December 31, 2022 and 2021, respectively	(694.1)	(694.1)
Retained earnings	507.9	384.7
Non-controlling interests in subsidiaries	125.9	119.8
Total stockholders’ equity	1,069.5	1,014.0
Total liabilities and stockholders’ equity	$8,192.8	$6,812.6
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 8 for further discussion.
See accompanying notes to the consolidated financial statements

F-5 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Consolidated Statements of Income
(In millions, except share and per share data)

	Year Ended December 31,
		2021	2020
	2022	As Adjusted (1)	As Adjusted (1)
Net revenues	$20,245.8	$10,648.2	$7,301.8
Cost of sales:
Cost of materials and other	18,355.6	9,643.9	6,845.5
Operating expenses (excluding depreciation and amortization presented below)	701.8	502.0	475.7
Depreciation and amortization	263.8	239.6	241.6
Total cost of sales	19,321.2	10,385.5	7,562.8
Insurance proceeds	(31.2)	(23.3)	—
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	106.8	110.4	97.8
General and administrative expenses	348.8	212.6	234.6
Depreciation and amortization	23.2	25.0	26.0
Impairment of goodwill	—	—	126.0
Other operating income, net	(12.5)	(27.3)	(13.1)
Total operating costs and expenses	19,756.3	10,682.9	8,034.1
Operating income (loss)	489.5	(34.7)	(732.3)
Interest expense, net	195.3	136.7	125.7
Income from equity method investments	(57.7)	(18.3)	(30.3)
Gain on sale of non-operating refinery	—	—	(56.8)
Other income, net	(2.5)	(15.8)	(3.5)
Total non-operating expense, net	135.1	102.6	35.1
Income (loss) before income tax expense (benefit)	354.4	(137.3)	(767.4)
Income tax expense (benefit)	63.9	(42.0)	(193.6)
Net income (loss)	290.5	(95.3)	(573.8)
Net income attributed to non-controlling interests	33.4	33.0	37.6
Net income (loss) attributable to Delek	$257.1	$(128.3)	$(611.4)
Basic income (loss) per share	$3.63	$(1.73)	$(8.31)
Diluted income (loss) per share	$3.59	$(1.73)	$(8.31)
Weighted average common shares outstanding:
Basic	70,789,458	73,984,104	73,598,389
Diluted	71,516,361	73,984,104	73,598,389
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 8 for further discussion.

See accompanying notes to the consolidated financial statements

F-6 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
		2021	2020
	2022	As Adjusted (1)	As Adjusted (1)
Net income (loss)	$290.5	$(95.3)	$(573.8)
Other comprehensive income (loss):
Commodity contracts designated as cash flow hedges:
Net loss related to commodity cash flow hedges	—	(0.2)	(1.3)
Income tax benefit	—	—	(0.3)
Comprehensive loss on commodity contracts designated as cash flow hedges, net of taxes	—	(0.2)	(1.0)
Foreign currency translation gain, net of taxes	—	—	0.6
Postretirement benefit plans:
Unrealized gain (loss) arising during the year related to:
Net actuarial gain (loss)	(1.9)	4.7	(8.9)
Reclassified to other expense (income), net:
Amortization of net actuarial loss	—	—	0.1
Gain (loss) related to postretirement benefit plans, net	(1.9)	4.7	(8.8)
Income tax expense (benefit)	(0.5)	1.1	(1.9)
Net comprehensive gain (loss) on postretirement benefit plans	(1.4)	3.6	(6.9)
Total other comprehensive income (loss)	(1.4)	3.4	(7.3)
Comprehensive income (loss)	$289.1	$(91.9)	$(581.1)
Comprehensive income attributable to non-controlling interest	33.4	33.0	37.6
Comprehensive income (loss) attributable to Delek	$255.7	$(124.9)	$(618.7)
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 8 for further discussion.

See accompanying notes to the consolidated financial statements

F-7 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In millions, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings As Adjusted (1)	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity As Adjusted (1)
	Shares	Amount				Shares	Amount
Balance at December 31, 2019:	90,987,025	$0.9	$1,151.9	$0.1	$1,205.6	(17,516,814)	$(692.2)	$169.0	$1,835.3
Cumulative effect of adopting accounting principle regarding measurement of credit losses on financial instruments, net	—	—	—	—	(6.5)	—	—	—	(6.5)
Cumulative effect of change in accounting method for certain inventory valuation from LIFO to FIFO, net	—	—	—	—	(5.3)	—	—	—	(5.3)
Net income	—	—	—	—	(611.4)	—	—	37.6	(573.8)
Other comprehensive loss related to commodity contracts, net	—	—	—	(1.0)	—	—	—	—	(1.0)
Other comprehensive loss related to postretirement benefit plans, net	—	—	—	(6.9)	—	—	—	—	(6.9)
Foreign currency translation gain, net	—	—	—	0.6	—	—	—	—	0.6
Common stock dividends ($0.93 per share)	—	—	—	—	(69.1)	—	—	—	(69.1)
Equity-based compensation expense	—	—	22.7	—	—	—	—	0.1	22.8
Distribution to non-controlling interest	—	—	—	—	—	—	—	(32.9)	(32.9)
Repurchase of common stock	—	—	—	—	—	(58,713)	(1.9)	—	(1.9)
Impact from incentive distribution rights ("IDRs") simplification transaction of Delek Logistics LP	—	—	37.2	—	—	—	—	(50.8)	(13.6)
Repurchases of non-controlling interests	—	—	(24.3)	—	—	—	—	(4.6)	(28.9)
Taxes paid due to the net settlement of equity-based compensation	—	—	(2.4)	—	—	—	—	—	(2.4)
Exercise of equity-based awards	369,843	—	—	—	—	—	—	—	—
Balance at December 31, 2020:	91,356,868	$0.9	$1,185.1	$(7.2)	$513.3	(17,575,527)	$(694.1)	$118.4	$1,116.4

F-8 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(In millions, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings As Adjusted (1)	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity As Adjusted (1)
	Shares	Amount				Shares	Amount
Balance at December 31, 2020:	91,356,868	$0.9	$1,185.1	$(7.2)	$513.3	(17,575,527)	$(694.1)	$118.4	$1,116.4
Net (loss) income	—	—	—	—	(128.3)	—	—	33.0	(95.3)
Other comprehensive loss related to commodity contracts, net	—	—	—	(0.2)	—	—	—	—	(0.2)
Other comprehensive gain related to postretirement benefit plans, net	—	—	—	3.6	—	—	—	—	3.6
Equity-based compensation expense	—	—	24.4	—	—	—	—	0.2	24.6
Distribution to non-controlling interest	—	—	—	—	—	—	—	(32.4)	(32.4)
Sale of Delek Logistics common limited partner units, net	—	—	1.1	—	—	—	—	0.6	1.7
Taxes paid due to the net settlement of equity-based compensation	—	—	(4.2)	—	—	—	—	—	(4.2)
Exercise of equity-based awards	415,212	—	—	—	—	—	—	—	—
Other	—	—	0.1	—	(0.3)	—	—	—	(0.2)
Balance at December 31, 2021:	91,772,080	$0.9	$1,206.5	$(3.8)	$384.7	(17,575,527)	$(694.1)	$119.8	$1,014.0

F-9 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(In millions, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021; As Adjusted (1)	91,772,080	$0.9	$1,206.5	$(3.8)	$384.7	(17,575,527)	$(694.1)	$119.8	$1,014.0
Net income	—	—	—	—	257.1	—	—	33.4	290.5
Other comprehensive loss related to postretirement benefit plans, net	—	—	—	(1.4)	—	—	—	—	(1.4)
Common stock dividends ($0.61 per share)	—	—	—	—	(42.8)	—	—	—	(42.8)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(36.0)	(36.0)
Equity-based compensation expense	—	—	28.6	—	—	—	—	0.5	29.1
Sale of Delek Logistics common limited partner units, net	—	—	8.5	—	—	—	—	5.1	13.6
Repurchase of common stock	(4,261,185)	—	(56.9)	—	(72.7)	—	—	—	(129.6)
Purchase of Delek common stock from IEP Energy Holding LLC	(3,497,268)	—	(46.0)	—	(18.0)	—	—	—	(64.0)
Taxes paid due to the net settlement of equity-based compensation	—	—	(6.5)	—	—	—	—	—	(6.5)
Exercise of equity-based awards	457,405	—	—	—	—	—	—	—	—
Issuance of Delek Logistic common limited partner units, net	—	—	—	—	—	—	—	3.1	3.1
Other	38,485	—	(0.1)	—	(0.4)	—	—	—	(0.5)
Balance at December 31, 2022:	84,509,517	$0.9	$1,134.1	$(5.2)	$507.9	(17,575,527)	$(694.1)	$125.9	$1,069.5
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 8 for further discussion.

See accompanying notes to the consolidated financial statements

F-10 |

Financial Statements and Schedules
Delek US Holdings, Inc.
Consolidated Statements of Cash Flows
(In millions, except per share data)

	Year Ended December 31,
		2021	2020
	2022	As Adjusted (1)	As Adjusted (1)
Cash flows from operating activities:
Net income (loss)	$290.5	$(95.3)	$(573.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	287.0	264.6	267.6
Non-cash lease expense	62.6	60.6	59.7
Deferred income taxes	61.6	(38.9)	(33.0)
Impairment of goodwill	—	—	126.0
Income from equity method investments	(57.7)	(18.3)	(30.3)
Dividends from equity method investments	32.3	29.2	33.2
Non-cash lower of cost or market/net realizable value adjustment	1.9	8.3	0.2
Gain on sale of non-operating refinery	—	—	(56.8)
Equity-based compensation expense	29.1	24.6	22.8
Other	14.9	(11.2)	13.9
Changes in assets and liabilities:
Accounts receivable	(428.9)	(253.3)	259.7
Inventories and other current assets	(254.4)	(468.6)	277.7
Fair value of derivatives	(4.6)	39.6	(23.1)
Accounts payable and other current liabilities	298.7	702.5	(480.3)
Obligation under Inventory Intermediation Agreements	102.3	139.8	(129.6)
Non-current assets and liabilities, net	(10.0)	(12.2)	(16.8)
Net cash provided by (used in) operating activities	425.3	371.4	(282.9)
Cash flows from investing activities:
Acquisition of 3 Bear	(625.6)	—	—
Equity method investment contributions	(0.1)	(1.7)	(31.2)
Distributions from equity method investments	9.9	10.3	72.0
Purchases of property, plant and equipment	(311.4)	(222.2)	(269.4)
Purchases of intangible assets	(5.6)	(1.0)	(2.8)
Proceeds from sale of property, plant and equipment	1.2	11.9	0.2
Proceeds from sale of non-operating refinery	—	—	39.9
Insurance proceeds	—	7.0	—
Contract termination recoveries of capital expenditures	—	17.3	—
Net cash used in investing activities	(931.6)	(178.4)	(191.3)
Cash flows from financing activities:
Proceeds from long-term revolvers	3,385.3	1,339.3	1,883.1
Payments on long-term revolvers	(2,472.8)	(1,827.9)	(1,754.9)
Proceeds from term debt	1,250.0	400.0	185.0
Payments on term debt	(1,289.1)	(43.4)	(37.9)
Proceeds from product financing agreements	994.6	916.1	297.2
Repayments of product financing agreements	(1,006.9)	(877.6)	(128.1)
Proceeds from Inventory Intermediation Agreement	538.8	—	—
Payments for termination of Supply & Offtake Obligation	(586.9)	—	—
Taxes paid due to the net settlement of equity-based compensation	(6.5)	(4.2)	(2.4)
Repurchase of common stock	(129.6)	—	(1.9)
Repurchase of non-controlling interest	—	—	(28.9)
Distribution to non-controlling interest	(36.0)	(32.4)	(32.9)
Proceeds from sale of Delek Logistics common limited partner units	16.4	2.1	—
Proceeds from issuance of Delek Logistic common limited partner units, net	3.1	—	—
Purchase of Delek common stock from IEP Energy Holding LLC	(64.0)	—	(2.1)
Dividends paid	(42.8)	—	(69.1)
Financing commitment cancellation proceeds	—	10.2	—
Deferred financing costs paid	(62.5)	(6.2)	(0.7)
Net cash provided by (used in) financing activities	491.1	(124.0)	306.4
Net (decrease) increase in cash and cash equivalents	(15.2)	69.0	(167.8)
Cash and cash equivalents at the beginning of the period	856.5	787.5	955.3
Cash and cash equivalents at the end of the period	$841.3	$856.5	$787.5
Delek US Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)
(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $2.1 million, $0.9 million and $0.4 million in the 2022, 2021 and 2020 periods, respectively	$186.7	125.3	123.7
Income taxes	$27.6	$4.2	$3.6
Non-cash investing activities:
Increase (Decrease) in accrued capital expenditures	$31.8	$4.9	$(30.1)
Non-cash financing activities:
Non-cash lease liability arising from obtaining right-of-use assets during the period	$28.6	$102.8	$58.1
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 8 for further discussion.

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
Our consolidated financial statements include Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), which is a variable interest entity ("VIE"). On June 1, 2022, DKL Delaware Gathering, LLC, a subsidiary of the Delek Logistics, acquired 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC ("3 Bear") from 3 Bear Energy – New Mexico LLC, related to their crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico (the "3 Bear Acquisition"). See Note 3 - Acquisitions for additional information. As the indirect owner of the general partner of Delek Logistics, we have the ability to direct the activities of this entity that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes for this entity and are Delek Logistics' primary customer. As Delek Logistics does not derive an amount of gross margin material to us from third parties, there is limited risk to Delek associated with Delek Logistics' operations. However, in the event that Delek Logistics incurs a loss, our operating results will reflect such loss, net of intercompany eliminations, to the extent of our ownership interest in this entity.
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
Segment Reporting
Delek is an integrated downstream energy business based in Brentwood, Tennessee, and has three primary lines of business: petroleum refining and crude oil operations; the transportation, storage and wholesale distribution of crude oil, natural gas, intermediate and refined products and water disposal and recycling; and convenience store retailing. For the periods presented, we have aggregated our operating segments into three reportable segments: Refining, Logistics and Retail.
Operations that are not specifically included in the reportable segments are included in Corporate, Other and Eliminations, which primarily consists of the following:
•our corporate activities;
•results of certain immaterial operating segments, including our Canadian crude trading operations (as discussed in Note 11); and
•intercompany eliminations.
During the fourth quarter 2022, we realigned our reportable segments for financial reporting purposes to reflect changes in the manner in which our chief operating decision maker ("CODM"), assesses financial information for decision-making purposes. The change primarily represents reporting the operating results of wholesale crude operations within the refining segment. Prior to this change, wholesale crude operations were reported as part of corporate, other and eliminations. While this reporting change did not change our consolidated results, segment data for previous years has been restated and is consistent with the current year presentation throughout the financial statements and the accompanying notes. The CODM evaluates performance based upon EBITDA. We define EBITDA for any period as net income (loss) to add back interest expense, income tax expense (benefit), depreciation and amortization.
Segment reporting is more fully discussed in Note 4.

F-12 |

Cash and Cash Equivalents
Delek maintains cash and cash equivalents in accounts with large, U.S. or multi-national financial institutions. All highly liquid investments purchased with a term of three months or less are considered to be cash equivalents. As of December 31, 2022 and 2021, these cash equivalents consisted primarily of bank money market accounts and bank certificates of deposit, as well as overnight investments in U.S. Government or its agencies' obligations and bank repurchase obligations collateralized by U.S. Government or its agencies' obligations.
Accounts Receivable
Accounts receivable primarily consists of trade receivables generated in the ordinary course of business, but may also include receivables on commodity sales contracts that are part of crude optimization and are, therefore, related to transactions that are reflected as reductions of cost of materials and other, rather than revenue. Such other receivables are with the same or similar customers as our trade receivables, and are subject to the same characteristics regarding the nature, timing, pricing and risk. Delek recorded an allowance for doubtful accounts related to accounts receivable of $6.8 million and $6.5 million as of December 31, 2022 and 2021, respectively.
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
Two customers accounted for more than 10% of our consolidated accounts receivable balance as of December 31, 2022 and one customer as of December 31, 2021. One customer accounted for $3.9 billion of net sales which was more than 10% of consolidated net sales for the year ended December 31, 2022 and was recognized in the Refining segment while no customers exceeded 10% for the years ended December 31, 2021 or 2020, respectively.
Inventory
Change in Accounting Principle
As of January 1, 2022, we changed our method for accounting for inventory held at the Tyler, Texas refinery ("the Tyler refinery") to the first-in, first-out ("FIFO") costing method from the last-in, first-out ("LIFO") costing method, which conforms the Company’s refining inventory to a single method of accounting. Total inventories accounted for using LIFO, prior to the accounting method change, comprised 27.1% of the Company’s total inventories as of December 31, 2020. This change in accounting method is preferable because it provides better consistency across our refineries and improves transparency, and results in recognition that better reflects the physical flow of inventory and more accurately reflects the current value of inventory. The effects of this change have been retrospectively applied to all periods presented with a cumulative effect adjustment reflected in the January 1, 2020 beginning retained earnings. See Note 8 - Inventory for additional information.
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

F-13 |

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

Other Intangible Assets
Other intangible assets acquired in a business combination and determined to be finite-lived are amortized over their respective estimated useful lives. The finite-lived intangible assets are amortized on straight-line basis over the estimated useful lives of 5 to 35 years. The amortization expense is included in depreciation and amortization on the accompanying consolidated statements of income. Acquired intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment in connection with our evaluation of long-lived assets as events and circumstances indicate that the asset might be impaired.
Property, Plant and Equipment and Other Intangibles Impairment
Property, plant and equipment held and used and other intangibles are evaluated for impairment whenever indicators of impairment exist. In accordance with ASC 360, Property, Plant and Equipment ("ASC 360") and ASC 350, Intangibles - Goodwill and Other ("ASC 350"), Delek evaluates the realizability of these long-lived assets as events occur that might indicate potential impairment. In doing so, Delek assesses whether the carrying amount of the asset is recoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset. These impairment charges are included in other operating income in our consolidated statements of income. There were no impairment charges for the years ended December 31, 2022, 2021 or 2020.
Equity Method Investments
For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of influence over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Equity investments for which we determine we have significant influence are accounted for as equity method investments. Amounts recognized for equity method investments are included in equity method investments in our consolidated balance sheets and adjusted for our share of the net earnings and losses of the investee and cash distributions, which are separately stated in our consolidated statements of income and our consolidated statements of cash flows. We evaluate our equity method investments presented for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. There were no impairment losses recorded on equity method investments for the years ended December 31, 2022, 2021 or 2020. See Note 7 for further information on our equity method investments.
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

F-14 |

Goodwill and Impairment
Goodwill in an acquisition represents the excess of the aggregate purchase price over the fair value of the identifiable net assets. Goodwill is reviewed at least annually during the fourth quarter for impairment, or more frequently if indicators of impairment exist, such as disruptions in our business, unexpected significant declines in operating results or a sustained market capitalization decline. Goodwill is evaluated for impairment by comparing the carrying amount of the reporting unit to its estimated fair value. In accordance with Accounting Standards Updates ("ASU") 2017-04, Goodwill and Other (Topic 350); Simplifying the Test for Goodwill Impairment, a goodwill impairment charge is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.
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
Our annual assessment of goodwill resulted in an impairment of $126.0 million during the year ended December 31, 2020. There was no impairment during the years ended December 31, 2022 and 2021, respectively. Details of remaining goodwill balances by segment are included in Note 16.
Business Combinations
We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date in accordance with the provisions of ASC 805. Any excess or surplus of the purchase consideration when compared to the fair value of the net tangible assets acquired, if any, is recorded as goodwill or gain from a bargain purchase. The fair value of assets and liabilities as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach which uses market data and adjusts for entity-specific differences. We use all available information to make these fair value determinations and engage third-party consultants for valuation assistance. The estimates used in determining fair values are based on assumptions believed to be reasonable, but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.
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

F-15 |

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
Delek applies the provisions of ASC 820, Fair Value Measurements and Disclosure ("ASC 820"), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to our commodity and other derivatives that are measured at fair value on a recurring basis, and to our inventory intermediation agreement and environmental credit obligations that are accounted for under the fair value election. ASC 820 also applies to the measurement of our equity method investment, goodwill and long-lived tangible and intangible assets when determining whether or not an impairment exists, when circumstances require evaluation. This standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material to our financial statements as of December 31, 2022 and 2021.
Inventory Intermediation Obligations
As of December 30, 2022, Delek has an inventory intermediation agreement ("Inventory Intermediation Agreement") with Citigroup Energy Inc. ("Citi") in connection with DK Trading & Supply, LLC (“DKTS”), an indirect subsidiary of Delek, which provide a financing mechanism on contractual baseline inventory volumes and also revolving over and short volumes. We account for the market-indexed obligations under our Intermediation Agreements as product (in this case, crude oil and refined product inventory) financing arrangements under the fair value option pursuant to ASC 825 and the fair value guidance provided by ASC 820, and recognize all changes in the fair value in cost of materials and other in the accompanying statements of income. Prior to December 30, 2022, Delek had Supply and Offtake Agreements (the "Supply and Offtake Agreements" or the "J. Aron Agreements") with J. Aron & Company ("J. Aron") with similar terms. See Notes 9 and 12 for further discussion.
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
Our environmental credit obligations predominantly relate to EPA’s Renewable Fuel Standard - 2 ("RFS-2"), which requires that certain refiners generate environmental credits, called Renewable Identification Numbers ("RINs"), by blending renewable fuels into the fuel products they produce, or else purchasing RINs on the market, and that such RINs shall be used to satisfy the related environmental credit obligation. Each of our refineries is an obligated party under RFS-2. To the extent that any of our refineries is unable to blend or produce renewable fuels or generate or obtain sufficient RINs, it must purchase RINs to satisfy its annual requirement ("RINs Obligation"). To the extent that we have purchased RINs or transferred RINs to our refineries, each refinery’s RINs Obligation may be a surplus or deficit at the end of each reporting period (their respective “Net RINs Obligation”). Because our Net RINs Obligations exceed the RINs we are able to generate annually on a consolidated basis, and because we have the legal ability to transfer RINs generated or purchased through any of our entities to our obligated parties as needed, we view and manage the Company’s individual Net RINs Obligations, as well as any non-obligated party RINs holdings, on a consolidated basis. Therefore, the sum of our individual obligated parties’ Net RINs Obligations as well as RINs held by our non-obligated parties which meet our recognition criteria, comprises the Company’s “Consolidated Net RINs Obligation.” For all periods presented in these consolidated financial statements, the individual financial instruments relating to specific category and vintage requirements under RFS-2 comprising our Consolidated Net RINs Obligation are subject to market risk and meet the criteria set forth above. Therefore, we have elected to apply the fair value option to the individual financial instruments comprising our Consolidated Net RIN Obligation, using the fair value guidance provided by ASC 820. Recognition of production-related RINs Obligation expense reflects the accrual of our RINs Obligation based on the current period production using current market price of RINs. We record fair value adjustments to the RINs Obligation to reflect the ending market price of the underlying RINs relating to RINs Obligation incurred on previous production that is still outstanding. We also may have changes in fair value attributable to changes in other observable market inputs, such as changes in volumetric expectations for obligation years where the volumetric rates have not yet been enacted. Therefore, fair value adjustments represent adjustments for changes in observable inputs from what they were when we initially incurred and recorded the obligation.

F-16 |

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
Self-Insurance Reserves
Delek has varying deductibles or self-insured retentions on our workers’ compensation, general liability, automobile liability insurance and medical claims for certain employees with coverage above the deductibles or self-insured retentions in amounts management considers adequate. We maintain an accrual for these costs based on claims filed and an estimate of claims incurred but not reported. Differences between actual settlements and recorded accruals are recorded in the period such differences are identified.
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

F-17 |

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
Logistics
Revenues for products sold are generally recognized upon delivery of the product, which is when title and control of the product is transferred. Transaction prices for these products are typically at market rates for the product at the time of delivery. Service revenues are recognized as crude oil, intermediates, refined products, natural gas and water are shipped through, delivered by or stored in our pipelines, trucks, terminals and storage facility assets, as applicable, and as wastewater is recycled and disposed of. We do not recognize product revenues for these services as the product does not represent a promised good in the context of ASC 606, Revenue from Contracts with Customers ("ASC 606"). All service revenues are based on regulated tariff rates or contractual rates. Payment terms require customers to pay shortly after delivery and do not contain significant financing components.
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

F-18 |

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
Interest Expense
Interest expense includes interest expense on debt, letters of credit, financing fees (including certain Citi fees associated with our Intermediation Agreements), the amortization, net of accretion, of debt discounts or premium and amortization of deferred debt issuance costs, and interest rate hedge settlements, if any, but excludes capitalized interest. Original issuance discount and debt issuance costs are amortized ratably over the term of the related debt when it is not materially different from the effective interest method.
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
Advertising Costs
Delek expenses advertising costs as the advertising space is utilized. Advertising expense for the years ended December 31, 2022, 2021 and 2020 was $3.8 million, $2.0 million and $1.9 million, respectively.

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
In August 2022, the Inflation Reduction Act of 2022 (the “Act”) was signed into law. One of the aspects of the Act was the introduction of a 1% excise tax on certain corporate stock buybacks. More specifically, the Act would impose a nondeductible 1% excise tax on the fair market value of certain stock that is “repurchased” during the taxable year by a publicly traded U.S. corporation or acquired by certain of its subsidiaries. The taxable amount is reduced by the fair market value of certain issuances of stock throughout the year. The Act also imposes a 15% corporate minimum tax and extends and expands tax incentives for clean energy. The Company does not expect any material impacts as a result of The Act.
Equity-Based Compensation
ASC 718, Compensation - Stock Compensation ("ASC 718"), requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement and establishes fair value as the measurement objective in accounting for share-based payment arrangements. ASC 718 requires the use of a valuation model to calculate the fair value of stock-based awards on the date of grant. Delek uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock option and stock appreciation right ("SARs") awards.
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

F-20 |

Postretirement Benefits
In connection with the acquisition of the outstanding common stock of Alon on July 1, 2017 (the "Delek/Alon Merger"), we assumed defined benefit pension and postretirement medical plans for certain former Alon employees. We recognize the underfunded status of our defined benefit pension and postretirement medical plans as a liability. Changes in the funded status of our defined benefit pension and postretirement medical plans are recognized in other comprehensive income in the period when the changes occur. The funded status represents the difference between the projected benefit obligation and the fair value of the plan assets. The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Plan assets are measured at fair value. We use December 31 of each year, or more frequently as necessary, as the measurement date for plan assets and obligations for all of our defined benefit pension and postretirement medical plans. We straight-line amortize prior service costs and actuarial gains and losses over the average future service of members expected to receive benefits and use a 10% corridor in regards to the actuarial gains and losses. See Note 23 for more information regarding our postretirement benefits.
The service cost component of net periodic benefit is included as part of general and administrative expenses in the accompanying consolidated statements of income. The other components of net periodic benefit are included as part of other expense (income), net in the accompanying consolidated statements of income.
New Accounting Pronouncements Adopted During 2022
ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the Financial Accounting Standards Board ("FASB") ASU 2020-06, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity. The pronouncement is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. We adopted this guidance on January 1, 2022 and the adoption did not have a material impact on our business, financial condition or results of operations.
ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)
In March 2020, the FASB issued an amendment which is intended to provide temporary optional expedients and exceptions to GAAP guidance on contracts, hedge accounting and other transactions affected by the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank rates. This guidance is effective for all entities at any time beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of the ASU. We adopted this guidance during 2022 and the adoption did not have a material impact on our business, financial condition or results of operations.
3. Acquisitions
3 Bear Delaware Holding - NM, LLC Acquisition
Delek Logistics completed the 3 Bear Acquisition on June 1, 2022 (the "Acquisition Date"), in which it acquired crude oil and natural gas gathering, processing and transportation and storage operations, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico.
The purchase price for 3 Bear was $628.3 million. The 3 Bear Acquisition was financed through a combination of cash on hand and borrowings under the Delek Logistics' Credit Facility (as defined in Note 10 of these consolidated financial statements).
For the year ended December 31, 2022, we incurred $10.6 million in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying consolidated statements of income for these periods.
Our consolidated financial and operating results reflect the 3 Bear Acquisition operations beginning June 1, 2022. Our results of operations included revenue and net income of $123.7 million and $14.2 million, respectively, for the year ended December 31, 2022.
The 3 Bear Acquisition was accounted for using the acquisition method of accounting, whereby the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values. The excess of the consideration paid over the fair value of the net assets acquired was recorded as goodwill.

F-21 |

Determination of Purchase Price
The table below represents the purchase price (in millions):

Base purchase price:	$624.7
Add: closing net working capital (as defined in the 3 Bear Purchase Agreement)	3.6
Less: closing indebtedness (as defined in the 3 Bear Purchase Agreement)	(80.6)
Cash paid for the adjusted purchase price	547.7
Cash paid to payoff 3 Bear credit agreement (as defined in the 3 Bear Purchase Agreement)	80.6
Purchase price	$628.3

Purchase Price Allocation
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed in the 3 Bear Acquisition as of June 1, 2022 (in millions):

Assets acquired:
Cash and cash equivalents	$2.7
Accounts receivables, net	28.9
Inventories	1.8
Other current assets	1.0
Property, plant and equipment	382.8
Operating lease right-of-use assets	7.4
Goodwill	14.8
Other intangibles, net (1)	223.5
Other non-current assets	0.5
Total assets acquired	663.4

Liabilities assumed:
Accounts payable	8.0
Accrued expenses and other current liabilities	22.4
Current portion of operating lease liabilities	1.0
Asset retirement obligations	2.3
Operating lease liabilities, net of current portion	1.4
Total liabilities assumed	35.1
Fair value of net assets acquired	$628.3
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationships intangible that is subject to amortization with a preliminary fair value of $210.0 million, which will be amortized over an 11.6-year useful life.
•Rights-of-way intangible that is subject to amortization with a preliminary fair value of $13.5 million, which will be amortized over the weighted-average useful life of 25.4 years.

These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of December 31, 2022. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805").
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
The fair value of customer relationships was based on the income approach. Key assumptions in the income approach include projected revenue attributable to customer relationships, operating margins and discount rates.
The fair values discussed above were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.
The fair values of all other current assets and liabilities were equivalent to their carrying values due to their short-term nature.

F-22 |

The goodwill recognized in the 3 Bear Acquisition is primarily attributable to enhancing our third-party revenues, further diversification of our customer and product mix, expanding our footprint into the Delaware basin and bolstering our Environmental, Social and Governance ("ESG") optionality through furthering carbon capture opportunities and greenhouse gas reduction projects currently underway. This goodwill is deductible for income tax purposes. Goodwill related to the 3 Bear Acquisition is included in the logistics segment.
Unaudited Pro Forma Financial Information
The following table summarizes the unaudited pro forma financial information of the Company assuming the 3 Bear Acquisition had occurred on January 1, 2021. The unaudited pro forma financial information has been adjusted to give effect to certain pro forma adjustments that are directly related to the 3 Bear Acquisition based on available information and certain assumptions that management believes are factually supportable. The most significant pro forma adjustments relate to (i) incremental interest expense and amortization of deferred financing costs associated with revolving credit facility borrowings incurred in connection with the 3 Bear Acquisition, (ii) incremental depreciation resulting from the estimated fair values of acquired property, plant and equipment, (iii) incremental amortization resulting from the estimated fair values of acquired customer relationships intangible (iv) accounting policy alignment, and (v) transaction costs. The unaudited pro forma financial information excludes any expected cost savings or other synergies as a result of the 3 Bear Acquisition. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the 3 Bear Acquisition been effective as of the dates presented, nor is it indicative of future operating results of the combined company. Actual results may differ significantly from the unaudited pro forma financial information.

	Year Ended December 31,
(in millions, except per share data)	2022	2021
Net sales	$20,344.4	$10,806.4
Net income (loss) attributable to Delek	$255.6	$(162.8)
Net income (loss) per share:
Basic income (loss) per share	$3.61	$(2.20)
Diluted income (loss) per share	$3.57	$(2.20)

4. Segment Data
We aggregate our operating segments into three reportable segments: Refining, Logistics and Retail. Operations that are not specifically included in the reportable segments are included in Corporate, Other and Eliminations, which primarily consists of the following:
•our corporate activities;
•results of certain immaterial operating segments, including our Canadian crude trading operations (as discussed in Note 11); and
•intercompany eliminations.
During the fourth quarter 2022, we realigned our reportable segments for financial reporting purposes to reflect changes in the manner in which our chief operating decision maker, or CODM, assesses financial information for decision-making purposes. The change primarily represents reporting the operating results of wholesale crude operations within the refining segment. Prior to this change, wholesale crude operations were reported as part of corporate, other and eliminations. While this reporting change did not change our consolidated results, segment data for previous years has been restated and is consistent with the current year presentation throughout the financial statements and the accompanying notes.
The accounting policies of the reporting segments are the same as those described in Note 2, except that the disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The CODM evaluates performance based upon EBITDA. We define EBITDA for any period as net income (loss) to add back interest expense, income tax expense (benefit), depreciation and amortization.
Through September 30, 2022, the CODM believed that contribution margin was a meaningful measure of performance, and it was used by the CODM to analyze the Company and stand-alone operating segment performance. During the fourth quarter 2022, the CODM determined that EBITDA is the key performance measure for planning and forecasting purposes and discontinued the use of contribution margin as a measure of performance. Segment EBITDA should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered alternatives to net income (loss), which is the most directly comparable financial measure to EBITDA that is in accordance with U.S. GAAP. Segment EBITDA, as determined and measured by us, should also not be compared to similarly titled measures reported by other companies.
Assets by segment are not a measure used to assess the performance of the Company by the CODM and thus are not disclosed.

F-23 |

Refining Segment
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd") as of December 31, 2022, including the following:
•Tyler, Texas refinery;
•El Dorado, Arkansas refinery (the "El Dorado refinery");
•Big Spring, Texas refinery (the "Big Spring refinery"); and
•Krotz Springs, Louisiana refinery (the "Krotz Springs refinery").
As of December 31, 2022, the refining segment also owns and operates three biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi. The biodiesel industry has historically been substantially aided by federal and state tax incentives. One tax incentive program that has been significant to our renewable fuels facilities is the federal blender's tax credit (also known as the biodiesel tax credit or "BTC"). The BTC provides a $1.00 refundable tax credit per gallon of pure biodiesel to the first blender of biodiesel with petroleum-based diesel fuel. The blender's tax credit was re-enacted in December 2019 for the years 2020 through 2022. In addition, the refining segment also includes our wholesale crude operations.
On May 7, 2020, we sold our equity interests in Alon Bakersfield Property, Inc., an indirect wholly-owned subsidiary that owns the non-operating refinery located in Bakersfield, California, to a subsidiary of Global Clean Energy Holdings, Inc. (“GCE”) for total cash consideration of $40.0 million. As a result of this sale, we recognized a gain of $56.8 million, largely due to the buyer assuming substantially all of the asset retirement obligations and environmental liabilities associated with this refinery, which is included in gain on sale of non-operating refinery on the accompanying consolidated statements of income. As part of the transaction, GCE granted a call option to Delek to acquire up to a 33 1/3% limited member interest in the acquiring subsidiary of GCE for up to $13.3 million, subject to certain adjustments. Such option is exercisable by Delek through the 90th day after GCE demonstrates commercial operations, as contractually defined which has not yet occurred as of December 31, 2022.
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
Retail Segment
Our retail segment includes the operations of owned and leased convenience store sites located primarily in West Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel under the Alon or Delek brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and DK or Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. We operated 249 and 248 stores as of December 31, 2022 and 2021, respectively. In November 2018, we terminated the license agreement with 7-Eleven, Inc. The terms of such agreement and subsequent amendments require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023.

F-24 |

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
Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by EBITDA for the year ended indicated (in millions):

	Year Ended December 31, 2022
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$18,730.9	$557.0	$956.9	$1.0	$20,245.8
Inter-segment fees and revenues	1,032.1	479.4	—	(1,511.5)	—
Total revenues	$19,763.0	$1,036.4	$956.9	$(1,510.5)	$20,245.8

Segment EBITDA attributable to Delek	$719.1	$304.8	$44.1	$(264.7)	$803.3
Depreciation and amortization	(205.4)	(63.0)	(12.0)	(6.6)	(287.0)
Interest income (expense), net	(4.1)	(82.3)	0.5	(109.4)	(195.3)
Income tax expense					(63.9)
Net income attributable to Delek					$257.1

Capital spending (excluding business combinations)	$138.0	$130.7	$34.2	$40.2	$343.1

	Year Ended December 31, 2021
(In millions)	Refining (1)	Logistics	Retail	Corporate, Other and Eliminations	Consolidated (1)
Net revenues (excluding intercompany fees and revenues)	$9,564.9	$282.1	$797.4	$3.8	$10,648.2
Inter-segment fees and revenues	702.9	418.8	—	(1,121.7)	—
Total revenues	$10,267.8	$700.9	$797.4	$(1,117.9)	$10,648.2

Segment EBITDA attributable to Delek	$69.2	$258.0	$51.1	$(147.3)	$231.0
Depreciation and amortization	(198.7)	(42.8)	(12.7)	(10.4)	(264.6)
Interest income (expense), net	17.4	(50.2)	—	(103.9)	(136.7)
Income tax benefit					42.0
Net loss attributable to Delek					$(128.3)

Capital spending (excluding business combinations)	$172.4	$27.5	$5.1	$22.1	$227.1

	Year Ended December 31, 2020
(In millions)	Refining (1)	Logistics	Retail	Corporate, Other and Eliminations	Consolidated (1)
Net revenues (excluding intercompany fees and revenues)	$6,418.0	$183.6	$681.7	$18.5	$7,301.8
Inter-segment fees and revenues	437.3	379.8	—	(817.1)	—
Total revenues	$6,855.3	$563.4	$681.7	$(798.6)	$7,301.8

Segment EBITDA attributable to Delek	$(549.3)	$238.1	$47.0	$(147.5)	$(411.7)
Depreciation and amortization	(198.3)	(35.7)	(13.2)	(20.4)	(267.6)
Interest income (expense), net	34.9	(42.9)	—	(117.7)	(125.7)
Income tax benefit					193.6
Net loss attributable to Delek					$(611.4)

Capital spending (excluding business combinations)	$201.0	$15.8	$9.1	$13.7	$239.6

F-25 |

(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 8 for further discussion.

5. Earnings (Loss) Per Share
Basic earnings per share (or "EPS") is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income (loss), as adjusted for changes to income that would result from the assumed settlement of the dilutive equity instruments included in diluted weighted average common shares outstanding, by the diluted weighted average common shares outstanding. For all periods presented, we have outstanding various equity-based compensation awards that are considered in our diluted EPS calculation (when to do so would be dilutive), and is inclusive of awards disclosed in Note 21 to these consolidated financial statements. For those instruments that are indexed to our common stock, they are generally dilutive when the market price of the underlying indexed share of common stock is in excess of the exercise price.
The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended December 31,
	2022	2021 (1)	2020 (1)
Numerator:
Numerator for EPS - continuing operations
Net income (loss)	$290.5	$(95.3)	$(573.8)
Less: Income attributed to non-controlling interest	33.4	33.0	37.6
Numerator for basic and diluted EPS attributable to Delek	$257.1	$(128.3)	$(611.4)

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	70,789,458	73,984,104	73,598,389
Dilutive effect of stock-based awards	726,903	—	—
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	71,516,361	73,984,104	73,598,389

EPS:
Basic income (loss) per share	$3.63	$(1.73)	$(8.31)
Diluted income (loss) income per share	$3.59	$(1.73)	$(8.31)

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	2,299,660	2,988,718	3,616,690
Antidilutive due to loss	—	598,775	466,254
Total antidilutive stock-based compensation	2,299,660	3,587,493	4,082,944
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 8 for further discussion.

6. Delek Logistics
Delek Logistics
Delek Logistics is a publicly traded limited partnership formed by Delek in 2012 that owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of December 31, 2022, we owned a 78.8% interest in Delek Logistics, consisting of 34,311,278 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying consolidated balance sheets.
On November 14, 2022, Delek Logistics entered into an Equity Distribution Agreement with RBC Capital Markets, LLC (the “Manager”) under which we may issue and sell, from time to time, to or through the Manager, as sales agent and/or principal, as applicable, common units representing limited partner interests, having an aggregate offering price of up to $100.0 million. The Equity Distribution Agreement provides us the right, but not the obligation, to sell common units in the future, at prices we deem appropriate. The net proceeds from any sales under this agreement will be used for general partnership purposes. For the year ended December 31, 2022, we sold 59,192 common units under the Equity Distribution Agreement for net proceeds of $3.1 million. Underwriting discounts were immaterial.

F-26 |

On June 1, 2022, DKL Delaware Gathering, LLC, a subsidiary of Delek Logistics, completed the 3 Bear Acquisition related to crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin in New Mexico. The purchase price was $628.3 million. See Note 3 - Acquisitions for additional information.
On April 14, 2022, Delek Logistics filed a shelf registration statement with the SEC registering, which was declared effective on April 29th, for the potential sale, from time to time by Delek Logistics, of up to $200.0 million of common limited partner units of Delek Logistics.
On December 20, 2021, Delek commenced a program to sell up to 434,590 common limited partner units representing limited partner interests in Delek Logistics over the next three months in open market transactions conducted pursuant to Rule 144 under the Securities Act of 1933, as amended, and a Rule 10b5-1 trading plan. For the years ended December 31, 2022 and 2021, we sold 385,522 and 49,068 units, respectively, for gross proceeds of $16.4 million ($13.6 million, net of taxes) and $2.1 million ($1.7 million, net of taxes).
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
In August 2020, Delek Logistics filed a shelf registration statement, which subsequently became effective, with the SEC for the proposed re-sale or other disposition from time to time by Delek of up to 14.0 million common limited partner units representing our limited partner interests in Delek Logistics. No units were sold for the year ended December 31, 2022.
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

	As of December 31, 2022	As of December 31, 2021
ASSETS
Cash and cash equivalents	$8.0	$4.3
Accounts receivable	53.3	15.4
Inventory	1.5	2.4
Other current assets	2.4	1.0
Property, plant and equipment, net	924.0	449.4
Equity method investments	257.0	250.0
Operating lease right-of-use assets	24.8	20.9
Goodwill	27.1	12.2
Intangible assets, net	364.8	153.9
Other non-current assets	16.4	25.6
Total assets	$1,679.3	$935.1
LIABILITIES AND DEFICIT
Accounts payable	$57.4	$8.2
Accounts payable to related parties	6.1	64.4
Current portion of long-term debt	15.0	—
Current portion of operating lease liabilities	8.0	6.8
Accrued expenses and other current liabilities	19.7	17.4
Long-term debt	1,646.6	899.0
Asset retirement obligations	9.3	6.5
Operating lease liabilities, net of current portion	12.1	14.1
Other non-current liabilities	15.8	22.7
Deficit	(110.7)	(104.0)
Total liabilities and deficit	$1,679.3	$935.1

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
Effective March 31, 2020, Delek Logistics, through its wholly-owned subsidiary DKL Permian Gathering, LLC, acquired the Midland Gathering System (previously referred to as the Permian Gathering System), located in Howard, Borden and Martin Counties, Texas, from Delek, which included the execution of related commercial agreements. In connection with the closing of the transaction, Delek, Delek Logistics and various of their respective subsidiaries entered into a Throughput and Deficiency Agreement (the “T&D Agreement”). Under the T&D Agreement, Delek Logistics will operate and maintain the Midland Gathering System connecting our interests in and to certain crude oil production with the Delek Logistics' Big Spring, Texas terminal and provide gathering, transportation and other related services. The total consideration was subject to certain post-closing adjustments and was comprised of $100.0 million in cash and 5.0 million common units representing limited partner interest in Delek Logistics. The cash component of this dropdown was financed with borrowings on the Delek Logistics Credit Facility (as defined in Note 10). Prior periods have not been recast in our Note 4 - Segment Data, as these assets did not constitute a business in accordance with ASU 2017-01 and the transaction was accounted for as an acquisition of assets between entities under common control.
Additionally, in March 2020, we purchased 451,822 of Delek Logistics limited partner units from an investor pursuant to a Common Unit Purchase Agreement between Delek Marketing & Supply, LLC and such investor. The purchase price of the units amounted to approximately $5.0 million.
7. Equity Method Investments
Wink to Webster Pipeline
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
The Company's maximum exposure to any losses incurred by HoldCo is limited to its investment. As of December 31, 2022, except for the guarantee of member obligations under the joint venture, the Company does not have other existing guarantees with or to HoldCo, or any third-party for work contracted with it.

F-28 |

On September 30, 2021 WWP made the decision to buy Delek out of the Midland Connector Financing Commitment Agreement which provided an interest-free commitment to fund us up to $65.0 million upon completion of a connector to connect the WWP long-haul pipeline to our Midland Gathering System, with repayment over 14 years. The buy-out totaled $27.5 million and represented the estimated incremental cost of capital to fund the $65.0 million in expenditures over a 14-year term, and enabled us to recover approximately $18.0 million of capital expenditures that we may not have incurred had it not been for the financing commitment, including approximately $6.6 million that was written off. As a result of the transaction, for the year ended December 31, 2021 we recognized $20.9 million of other non-operating income, representing the excess over recognized write-offs.
As of December 31, 2022 and 2021, Delek's investment balance in WWP Project Financing Joint Venture totaled $49.0 million and $49.3 million, respectively, and is included as part of total assets in corporate, other and eliminations in our segment disclosure. In addition to the investment, we recognized income of $7.6 million and a loss of $17.7 million for the years ended December 31, 2022 and 2021, respectively.
Delek Logistics Investments
Delek Logistics has a 33% membership interest in Red River Pipeline Company LLC (“Red River”), which owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. As of December 31, 2022 and 2021, Delek's investment balance in Red River totaled $149.6 million and $144.0 million, respectively. We made no capital contributions during the year ended December 31, 2022 and made $1.4 million in capital contributions during the year ended December 31, 2021 based on capital calls. We recognized income on the investment totaling $20.5 million and $14.5 million for the year ended December 31, 2022 and 2021, respectively. This investment is accounted for using the equity method and is included as part of total assets in our logistics segment.
In addition to Red River, Delek Logistics has two other joint ventures that own and operate logistics assets, and which serve third parties and subsidiaries of Delek. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems (the "Caddo Pipeline") and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system (the "Rio Pipeline"). As of December 31, 2022 and 2021, Delek Logistics' investment balance in these joint ventures was $107.4 million and $106.0 million, respectively, and are accounted for using the equity method. We recognized income on these investments totaling $11.1 million and $10.1 million for the years ended December 31, 2022 and 2021, respectively.
Other Investments
In addition to our pipeline joint ventures, we also have a 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S., as well as a 50% interest in a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in Arkansas. As of December 31, 2022 and December 31, 2021, Delek's investment balance in these joint ventures was $53.7 million and $44.8 million, respectively. We recognized income on these investments totaling $18.5 million and $11.4 million for the years ended December 31, 2022 and 2021, respectively. Both investments are accounted for using the equity method. The investment in asphalt terminal operations is included as part of total assets in corporate, other and eliminations in our segment disclosure while the ethanol terminal operations is reflected in the refining segment.
Combined summarized financial information for our equity method investees on a 100% basis is shown below (in millions):

	As of December 31, 2022	As of December 31, 2021
Current assets	$116.5	$94.1
Non-current assets	$1,333.2	$1,335.9
Current liabilities	$16.0	$18.7
Non-current liabilities	$553.9	$534.9

	Years Ended December 31,
	2022	2021	2020
Revenues	$441.8	$258.5	$267.8
Gross profit	$165.6	$76.7	$98.4
Operating income	$147.4	$55.1	$80.1
Net income	$130.3	$55.6	$81.2

8. Inventory
Crude oil feedstocks, refined products, blendstocks and asphalt inventory for all of our operations, excluding merchandise inventory in our retail segment, are stated at the lower of cost determined using FIFO basis or net realizable value. Retail merchandise inventory consists of cigarettes, beer, convenience merchandise and food service merchandise and is stated at estimated cost as determined by the retail inventory method.

F-29 |

Effective January 1, 2022, we changed our method for valuing the inventory held at the Tyler refinery to the FIFO inventory valuation method from the LIFO inventory valuation method. Total inventories accounted for using LIFO, prior to the accounting method change, comprised 27.1% of the Company’s total inventories as of December 31, 2020. This change in accounting method is preferable because it provides better consistency across our refineries and improved transparency, and results in recognition that better reflects the physical flow of inventory and more accurately reflects the current value of inventory. After this change, we no longer utilize the LIFO valuation method and the majority of our inventories are now valued using the FIFO cost method, with the remainder valued using the Retail method for the retail segment inventory. The effects of this change have been retrospectively applied to all periods presented. This change resulted in a decrease to retained earnings of $5.3 million as of January 1, 2020 in accordance with ASC 250, Accounting Changes and Error Corrections.
The following table presents the components of inventory for each period presented reflecting the accounting method change discussed above:

	Titled Inventory	Inventory Intermediation Agreement (2)	Total
December 31, 2022
Feedstocks, raw materials and supplies	$479.7	$163.8	$643.5
Refined products and blendstock	490.8	354.8	845.6
Merchandise inventory and other	29.4	—	29.4
Total	$999.9	$518.6	$1,518.5

December 31, 2021 - As Adjusted (1)
Feedstocks, raw materials and supplies	$358.1	$157.9	$516.0
Refined products and blendstock	389.6	328.9	718.5
Merchandise inventory and other	26.2	—	26.2
Total	$773.9	$486.8	$1,260.7
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories, as described above.
(2) Refer to Note 9 - Inventory Intermediation Obligations for further information.

In addition, certain financial statement line items in our Consolidated Statement of Income for the years ended December 31, 2021 and 2020, our Consolidated Statement of Cash Flows for the years ended December 31, 2021 and 2020, and our Consolidated Balance Sheet as of December 31, 2021, were retrospectively adjusted as follows:

	Year Ended December 31, 2021
(In millions)	As Reported (using LIFO)	Adjustment	As Adjusted (using FIFO)
Consolidated Statements of Income
Cost of materials and other	$9,739.6	$(95.7)	$9,643.9
Total cost of sales	$10,481.2	$(95.7)	$10,385.5
Loss before income tax benefit	$(233.0)	$95.7	$(137.3)
Income tax benefit	$(62.5)	$20.5	$(42.0)
Net loss	$(170.5)	$75.2	$(95.3)
Net loss attributable to Delek	$(203.5)	$75.2	$(128.3)

Net loss per share attributable to Delek
Basic	$(2.75)	$1.02	$(1.73)
Diluted	$(2.75)	$1.02	$(1.73)

F-30 |

	December 31, 2021
(In millions)	As Reported (using LIFO)	Adjustment	As Adjusted (using FIFO)
Consolidated Balance Sheet
Inventories, net of inventory valuation reserves	$1,176.1	$84.6	$1,260.7
Total Assets	$6,728.0	$84.6	$6,812.6
Deferred tax liabilities	$196.4	$18.1	$214.5
Retained Earnings	$318.2	$66.5	$384.7
Total liabilities and stockholders' equity	$6,728.0	$84.6	$6,812.6

	Year Ended December 31, 2021
(In millions)	As Reported (using LIFO)	Adjustment	As Adjusted (using FIFO)
Consolidated Statements of Cash Flows
Net loss	$(170.5)	$75.2	$(95.3)
Non-cash lower of cost or market/net realizable value adjustment	$(22.3)	$30.6	$8.3
Deferred income taxes	$(59.4)	$20.5	$(38.9)
Inventories and other current assets	$(342.3)	$(126.3)	$(468.6)

	Year Ended December 31, 2020
(In millions)	As Reported (using LIFO)	Adjustment	As Adjusted (using FIFO)
Consolidated Statements of Income
Cost of materials and other	$6,841.2	$4.3	$6,845.5
Total cost of sales	$7,558.5	$4.3	$7,562.8
Loss before income tax benefit	$(763.1)	$(4.3)	$(767.4)
Income tax benefit	$(192.7)	$(0.9)	$(193.6)
Net loss	$(570.4)	$(3.4)	$(573.8)
Net loss attributable to Delek	$(608.0)	$(3.4)	$(611.4)

Net loss per share attributable to Delek
Basic	$(8.26)	$(0.05)	$(8.31)
Diluted	$(8.26)	$(0.05)	$(8.31)

	Year Ended December 31, 2020
(In millions)	As Reported (using LIFO)	Adjustment	As Adjusted (using FIFO)
Consolidated Statements of Cash Flows
Net loss	$(570.4)	$(3.4)	$(573.8)
Non-cash lower of cost or market/net realizable value adjustment	$29.2	$(29.0)	$0.2
Deferred income taxes	$(32.1)	$(0.9)	$(33.0)
Inventories and other current assets	$244.4	$33.3	$277.7

F-31 |

The following tables reflect the effect of the change in the accounting principle on the current period Consolidated Financial Statements:

	Year Ended December 31, 2022
(In millions)	As Computed (using LIFO)	As Reported (using FIFO)	Effect of Change
Consolidated Statements of Income
Cost of materials and other	$18,366.4	$18,355.6	$10.8
Total cost of sales	$19,332.0	$19,321.2	$10.8
Income before income tax expense	$343.6	$354.4	$(10.8)
Income tax expense	$61.6	$63.9	$(2.3)
Net income attributable to Delek	$248.6	$257.1	$(8.5)

Net income per share attributable to Delek
Basic	$3.51	$3.63	$(0.12)
Diluted	$3.48	$3.59	$(0.11)

	December 31, 2022
(In millions)	As Computed (using LIFO)	As Reported (using FIFO)	Effect of Change
Consolidated Balance Sheet
Inventories, net inventory valuation reserves	$1,423.0	$1,518.5	$(95.5)
Total Assets	$8,097.3	$8,192.8	$(95.5)
Accrued expenses and other current	$1,166.8	$1,166.8	$—
Deferred tax liabilities	$246.0	$266.5	$(20.5)
Retained Earnings	$432.9	$507.9	$(75.0)
Total liabilities and stockholders' equity	$8,097.3	$8,192.8	$(95.5)

	Year Ended December 31, 2022
(In millions)	As Computed (using LIFO)	As Reported (using FIFO)	Effect of Change
Consolidated Statements of Cash Flows
Net income	$282.0	$290.5	$(8.5)
Non-cash lower of cost or market/net realizable value adjustment	$(0.9)	$1.9	$(2.8)
Deferred income taxes	$59.2	$61.6	$(2.4)
Inventories and other current assets	$(240.7)	$(254.4)	$13.7
Accounts payable and other current liabilities	$298.7	$298.7	$—

At December 31, 2022, we recorded a pre-tax inventory valuation reserve of $11.2 million due to a market price decline below our cost of certain inventory products. At December 31, 2021, we recorded a pre-tax inventory valuation reserve of $9.3 million For the years ended December 31, 2022, 2021 and 2020, we recognized a net reduction (increase) in cost of materials and other in the accompanying consolidated statements of income related to the change in pre-tax inventory valuation of $(1.9) million, $(8.5) million and $(0.2) million, respectively.

F-32 |

9. Inventory Intermediation Obligations
The following table summarizes our outstanding obligations under our Inventory Intermediation Agreement and Supply and Offtake Agreements:

	As of December 31, 2022	As of December 31, 2021

Obligations under Inventory Intermediation Agreements
Obligations related to Base Layer Volumes	$491.8	$—
Current portion	49.9	—
Total Obligations under Inventory Intermediation Agreements	$541.7	$—
Other payable for monthly activity true-up	$5.6	$—

Obligations under Supply and Offtake Agreements
Baseline Step-Out Liability	$—	$330.4
Revolving over/short product financing liability	—	157.1
Total Obligation Under Supply and Offtake Agreements	—	487.5
Less: Current portion	—	487.5
Obligations Under Supply and Offtake Agreements - Non-current portion	$—	$—
Other (receivable) payable for monthly activity true-up	$(34.9)	$5.3
Inventory Intermediation Agreements
On December 22, 2022, DKTS, an indirect subsidiary of Delek entered into an Inventory Intermediation Agreement with Citi. Pursuant to the Inventory Intermediation Agreement, Citi will (i) purchase from and sell to DKTS crude oil and other petroleum feedstocks in connection with refining processing operations at El Dorado, Big Spring, and Krotz Springs, (ii) purchase from and sell to DKTS all refined products produced by such refineries other than certain excluded products and (iii) in connection with such purchases and sales, DKTS will enter into certain market risk hedges in each case, on the terms and subject to certain conditions. The Inventory Intermediation Agreement results in up to $800 million of working capital capacity for DKTS. As of December 31, 2022, we had letters of credit outstanding of $115.0 million supporting the Inventory Intermediation Agreement. The Inventory Intermediation Agreement expires December 30, 2024, subject to an extension that can be executed by Citi for an additional twelve months. The Inventory Intermediation Agreement replaces the Supply and Offtake Agreements with J. Aron that expired on December 30, 2022.
The Inventory Intermediation Agreement provide for the lease to Citi of crude oil and refined product storage facilities. At the inception of the Inventory Intermediation Agreement, we transferred title to a certain number of barrels of crude and other inventories to Citi, and the Inventory Intermediation Agreement requires the repurchase of the remaining inventory (including certain "Base Layer Volumes") at the termination. As of December 31, 2022, the barrels subject to the Inventory Intermediation Agreement totaled 6.3 million, including Base Layer Volumes associated with our non-current inventory intermediation obligation of 5.5 million barrels.
The Inventory Intermediation Agreement is accounted for as an inventory financing arrangement under the fair value election provided by ASC 815 and ASC 825. Therefore, the crude oil and refined products barrels subject to the Inventory Intermediation Agreement will continue to be reported in our consolidated balance sheets until processed and sold to a third party. At each reporting period, we record a liability equal to the repurchase obligation to Citi at current market prices. The associated repurchase obligations associated with the Base Layer Volumes are reflected as non-current liabilities on our consolidated balance sheet to the extent that they are not contractually due within twelve months. The remaining obligation resulting from our monthly activity, including long and short inventory positions valued at market-indexed pricing, are included in current liabilities (or receivables) on our consolidated balance sheet.
Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other in the consolidated statements of income. With respect to the repurchase obligation, we recognized gains (losses) in cost of materials and other attributable to changes in fair value due to commodity-index price. For the year ended December 31, 2022 there were no gains (losses) recognized due to the change in fair value.
Included in the Inventory Intermediation Agreement are cost of financing associated with the value of the inventory and other periodic charges, which we include in interest expense, net in the consolidated statements of income. For the year ended December 31, 2022 we recognized $0.2 million in interest expense associated with the Inventory Intermediation Agreement. In addition to the cost of financing charges, we may pay or receive certain market structure settlements based on changes in market prices over time. These settlements are recorded in cost of materials and other in the consolidated statements of income.

F-33 |

Supply & Offtake Agreements
Delek entered into Supply and Offtake Agreements with J. Aron in connection with its El Dorado, Big Spring and Krotz Springs refineries. Pursuant to the Supply and Offtake Agreements, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market prices, crude oil for processing at these refineries and (ii) we agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced at these refineries. and (ii) we agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced at these refineries. The Supply and Offtake Agreements also provided for the lease to J. Aron of crude oil and refined product storage facilities, and the identification of prospective purchasers of refined products on J. Aron’s behalf. At the inception of the Supply and Offtake Agreements, we transferred title to a certain number of barrels of crude and other inventories to J. Aron (the "Step-In"), and the Supply and Offtake Agreements required the repurchase of remaining inventory (including certain "Baseline Volumes") at the termination of those Agreements (the "Step-Out"). The Supply and Offtake Agreements were accounted for as inventory financing arrangements under the fair value election provided by ASC 815 and ASC 825.
Barrels subject to the Supply and Offtake Agreements were as follows (in millions):

	El Dorado	Big Spring	Krotz Springs
Baseline Volumes pursuant to the respective Supply and Offtake Agreements	2.0	0.8	1.3
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of December 31, 2022	—	—	—
Barrels of inventory consigned under the respective Supply and Offtake Agreements as of December 31, 2021 (1)	3.5	1.3	1.2
(1)    Includes Baseline Volumes plus/minus over/short quantities.

The Supply and Offtake Agreements had certain termination provisions, which included requirements to negotiate with third parties for the assignment to us of certain contracts, commitments and arrangements, including procurement contracts, commitments for the sale of product, and pipeline, terminalling, storage and shipping arrangements.
In April 2020, we amended and restated our three Supply and Offtake Agreements to renew and extend the terms to December 30, 2022, with J. Aron having the sole discretion to further extend to May 30, 2025 by giving at least 6 months prior notice to the current maturity date. As part of this amendment, there were changes to the underlying market index, annual fee, the crude purchase fee, crude roll fees and timing of cash settlements related to periodic price adjustments. The repurchase of Baseline Volumes at the end of the Supply and Offtake Agreement term (representing the "Baseline Step-Out Liability" or, collectively, the "Baseline Step-Out Liabilities") continued to be recorded at fair value under the fair value election included under ASC 815 and ASC 825. The Baseline Step-Out Liabilities had a floating component whose fair value reflected changes to commodity price risk with changes in fair value recorded in cost of materials and other and a fixed component whose fair value reflected changes to interest rate risk with changes in fair value recorded in interest expense. There was no amendment date change in fair value resulting from the modification. The Baseline Step-Out Liabilities were reflected as non-current liabilities on our consolidated balance sheet to the extent that they were not contractually due within twelve months. Monthly activity resulting in over and short volumes were valued using market-indexed pricing, and were included in current liabilities (or receivables) on our consolidated balance sheet.
Gains (losses) related to changes in fair value due to commodity-index price were recorded as a component of cost of materials and other, and changes in fair value due to interest rate risk were recorded as a component of interest expense in the consolidated statements of income. With respect to the Baseline Step-Out liabilities, we recognized gains (losses) in cost of materials and other attributable to changes in fair value due to commodity-index price totaling $63.0 million, and $105.5 million for the years ended December 31, 2022 and 2021. Before the January 2020 amendments, the fair value of the fixed price Baseline Step-Out liabilities were based on changes to interest rates reflecting changes to the interest rate risk, and such effect is included in total interest expense for that period, as disclosed below.

F-34 |

Net balances payable (receivable) under the Supply and Offtake Agreements were as follows as of the balance sheet dates (in millions):

	El Dorado	Big Spring	Krotz Springs	Total
Balances as of December 31, 2022:
Baseline Step-Out Liability	$—	$—	$—	$—
Revolving over/short product financing liability	—	—	—	—
Total Obligations Under Supply and Offtake Agreements	—	—	—	—
Less: Current portion	—	—	—	—
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$—	$—	$—	$—
Other (receivable) payable for monthly activity true-up	$(27.3)	$(16.6)	$9.0	$(34.9)

	El Dorado	Big Spring	Krotz Springs	Total
Balances as of December 31, 2021:
Baseline Step-Out Liability	$159.6	$68.4	$102.4	$330.4
Revolving over/short product financing liability (receivable)	120.9	41.1	(4.9)	157.1
Total Obligations Under Supply and Offtake Agreements	280.5	109.5	97.5	487.5
Less: Current portion	280.5	109.5	97.5	487.5
Obligations Under Supply and Offtake Agreements - Noncurrent portion	$—	$—	$—	$—
Other (receivable) payable for monthly activity true-up	$(2.7)	$1.0	$7.0	$5.3

The Supply and Offtake Agreements require payments of fees which are factored into the interest rate yield under the fair value accounting model. Recurring cash fees paid during the periods presented were as follows (in millions):

	El Dorado	Big Spring	Krotz Springs	Total
Recurring cash fees paid during the year ended December 31, 2022	$13.6	$5.1	$4.7	$23.4
Recurring cash fees paid during the year ended December 31, 2021	$10.5	$3.3	$4.3	$18.1
Recurring cash fees paid during the year ended December 31, 2020	$9.7	$3.4	$4.1	$17.2

Interest expense recognized under the Supply and Offtake Agreements includes the yield attributable to recurring cash fees, one-time cash fees (e.g., in connection with amendments), as well as other changes in fair value which may increase or decrease interest expense. Total interest expense incurred during the periods presented was as follows (in millions):

	El Dorado	Big Spring	Krotz Springs	Total
Interest expense for the year ended December 31, 2022	$13.6	$5.1	$4.7	$23.4
Interest expense for the year ended December 31, 2021	$10.5	$3.3	$4.3	$18.1
Interest expense for the year ended December 31, 2020	$10.1	$6.5	$4.5	$21.1
Reflected in interest expense are gains totaling $3.9 million for the year ended December 31, 2020 related to the changes in fair value in the Baseline Step-Out Liabilities component of Obligations Under Supply and Offtake Agreements. There were no such gains or losses for the years ended December 31, 2022 and 2021.

We maintained letters of credit under the Supply and Offtake Agreements for the El Dorado refinery at December 31, 2022 and December 31, 2021 of $70.0 million and $195.0 million, respectively.

F-35 |

10. Long-Term Obligations and Notes Payable
Outstanding borrowings, net of unamortized debt discounts and certain deferred financing costs, under Delek’s existing debt instruments are as follows (in millions):

	December 31, 2022	December 31, 2021
Revolving Credit Facility	$450.0	$—
Term Loan Credit Facility (1)	892.1	1,240.0
Hapoalim Term Loan (2)	—	29.0
Delek Logistics Revolving Facility	720.2	258.0
Delek Logistics Term Loan Facility (3)	298.6	—
Delek Logistics 2025 Notes (4)	247.6	246.7
Delek Logistics 2028 Notes (5)	395.2	394.3
United Community Bank Revolver	50.0	50.0
	3,053.7	2,218.0
Less: Current portion of long-term debt and notes payable	74.5	92.2
	$2,979.2	$2,125.8
(1) Net of deferred financing costs of $1.6 million and $2.2 million, respectively, and debt discount of $56.3 million and $17.8 million, respectively, at December 31, 2022 and December 31, 2021.
(2) Net of deferred financing costs of $0.1 million and debt discount of $0.1 million at December 31, 2021.
(3) Net of deb discount of $1.4 million at December 31, 2022.
(4) Net of deferred financing costs of $1.8 million and $2.5 million, respectively, and debt discount of $0.6 million and $0.8 million, respectively, at December 31, 2022 and December 31, 2021.
(5) Net of deferred financing costs of $4.8 million and $5.7 million at December 31, 2022 and December 31, 2021, respectively.

Delek's Revolving Credit Facility and Term Loan Credit Facility
On October 26, 2022, Delek entered into a third amended and restated credit agreement providing for a senior secured asset-based revolving credit facility with an initial commitment of $1.1 billion (the “Revolving Credit Facility”). The Revolving Credit Facility permits borrowings in Canadian dollars of up to $50.0 million and issuance of letters of credit up to $500.0 million, including letters of credit denominated in Canadian dollars of up to $10.0 million. The Revolving Credit Facility will mature and the commitments thereunder will terminate October 26, 2027. In connection with the refinancing of the Revolving Credit Facility, Delek incurred $7.1 million debt issuance costs which are being deferred and amortized over the term of the Revolving Credit Facility and are recorded as an asset within other current and other non-current assets on the company's consolidated balance sheets.
On November 18, 2022, (the "Term Closing Date"), Delek entered into an amended and restated term loan credit agreement providing for a senior secured term loan facility in an initial principal amount of $950.0 million (the "Term Loan Credit Facility") with the ability to request up to $400.0 million in incremental loans subject to certain restrictions. The Term Loan Credit Facility initial principal of $950.0 million was drawn in full on the Term Closing Date at an original issue discount of 4.00%. Proceeds of the Term Loan Credit Facility, along with borrowings under Delek’s Revolving Credit Facility and cash on hand were used to refinance Delek’s Term Loan Credit Agreement dated March 30, 2018 as amended and supplemented. As a result of the refinancing, outstanding term loans were reduced by an aggregate of approximately $300.0 million. The Term Loan Credit Facility requires scheduled quarterly principal payments of $2.4 million commencing with March 31, 2023, with the balance of principal due on November 19, 2029. The Term Loan Credit Facility requires prepayments with the net cash proceeds from certain debt incurrences, asset dispositions and insurance or condemnation events, subject to specified exceptions, thresholds and reinvestment rights. The Term Loan Credit Facility also requires annual prepayments with a variable percentage of Delek’s excess cash flow, ranging from 50.00% to 0.00% depending on Delek’s consolidated fiscal year end secured net leverage ratio.
In connection with the modification of the Term Loan Credit Facility, Delek recorded a $44.4 million debt discount which is being deferred and amortized over the life of the Term Loan Credit Facility and is netted against the outstanding borrowings within the long-term debt, less the current portion line item, on Delek's consolidated balance sheets.

F-36 |

Interest and Unused Line Fees
The interest rates applicable to borrowings under the Term Loan Credit Facility and the Revolving Credit Facility are based on a fluctuating rate of interest measured by reference to either, at Delek’s option, (i) a base rate, plus an applicable margin, or (ii) an Adjusted Term Secured Overnight Financing Rate (“SOFR”), plus an applicable margin (or, in the case of Revolving Credit Facility borrowings denominated in Canadian dollars, the Canadian dollar bankers' acceptances rate ("CDOR")). The applicable margin for the Term Loan Credit Facility borrowings is 2.50% per annum with respect to base rate borrowings and 3.50% per annum with respect to SOFR borrowings.
The initial applicable margin for Revolving Credit Facility borrowings is 0.25% per annum with respect to base rate borrowings and 1.25% per annum with respect SOFR and CDOR borrowings. The applicable margin for such borrowings after December 31, 2022 is based on Delek’s quarterly average excess availability as determined by reference to a borrowing base, ranging from 0.25% to 0.75% per annum with respect to base rate borrowings and from 1.25% to 1.75% per annum with respect to SOFR and CDOR borrowings.
In addition, the Revolving Credit Facility requires Delek to pay an unused line fee on the average amount of unused commitments thereunder in each quarter, which fee will be at a rate of 0.25% or 0.30% per annum, depending on average commitment usage for such quarter. As of December 31, 2022, the unused line fee was set at 0.30% per annum.
Guarantee and Security
The obligations of the borrowers under the Term Loan Credit Facility and the Revolving Credit Facility are guaranteed by Delek and each of its direct and indirect, existing and future, wholly-owned domestic subsidiaries, subject to customary exceptions and limitations, and excluding Delek Logistics Partners, LP, Delek Logistics GP, LLC, and each subsidiary of the foregoing (collectively, the "MLP Subsidiaries"). Borrowings under the Term Loan Credit Facility and the Revolving Credit Facility are also guaranteed by DK Canada Energy ULC, a British Columbia unlimited liability company and a wholly-owned restricted subsidiary of Delek.
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
Additional Information
At December 31, 2022 and 2021, the weighted average borrowing rate under the Revolving Credit Facility was 5.67% and 3.50%, respectively, there were $450.0 million principal amounts outstanding thereunder. Additionally, there were letters of credit issued of approximately $287.4 million as of December 31, 2022 under the Revolving Credit Facility. Unused credit commitments under the Revolving Credit Facility, as of December 31, 2022, were approximately $362.6 million.
At December 31, 2022, the weighted average borrowing rate under the Term Loan Credit Facility was approximately 7.92% and comprised entirely of SOFR borrowings. At December 31, 2021 the weighted average borrowing rate was 3.00% comprised entirely of LIBOR borrowings. The principal amount outstanding thereunder was $950.0 million and $1,260.0 million at December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the effective interest rate related to the Term Loan Credit Facility was 9.14% and 3.53%, respectively.
Delek Hapoalim Term Loan
On December 31, 2019, Delek entered into an unsecured term loan credit and guaranty agreement (the "BHI Agreement") with Bank Hapoalim B.M. ("BHI") as the administrative agent, pursuant to which Delek borrowed $40.0 million (the "BHI Term Loan"). The interest rate under the Agreement was equal to LIBOR plus a margin of 3.00%. The BHI Agreement had a current maturity date of December 31, 2022 and required quarterly loan amortization payments of $0.1 million. On July 30, 2021, January 31, 2022, and June 30, 2022, we elected to voluntarily prepay $10.0 million in principal of the term loan. A final voluntary principal prepayment of $9.0 million was made on September 30, 2022, thereby repaying the BHI Term Loan in full.
Delek Logistics Revolving Credit Facility and Term Loan Credit Facility
On September 28, 2018, Delek Logistics and all of its subsidiaries entered into a third amended and restated senior secured revolving credit agreement (hereafter, the "2018 Credit Facility") with lender commitments of $850.0 million. On May 13, 2022 and May 26, 2022, Delek Logistics entered into amendments to the 2018 Credit Facility which provided for the transition from a LIBOR benchmark to Term SOFR, and secured consent and flexibility with respect to certain covenants.

F-37 |

On May 26, 2022, Delek Logistics entered into a Third Amendment to the 2018 Credit Facility which, among other things, provided for certain changes to the Delek Logistics Credit Facility in connection with the pro forma calculations in conjunction with the 3 Bear Acquisition, increased the lender commitments to $1.0 billion, increased the line of credit sublimit to an aggregate amount of $90.0 million and increased the swing line sublimit to $18.0 million.
On October 13, 2022, Delek Logistics amended and restated the 2018 Credit Facility by entering into and all of its subsidiaries entered into a fourth amended and restated senior secured revolving credit agreement (hereafter, the "Delek Logistics Credit Facility”) which (i) increased total aggregate commitments to $1.2 billion, comprised of $900.0 million in senior secured revolving commitments with a sublimit of up to $115.0 million for letters of credit and $25.0 million for swing line loans together referred to hereafter (the “Delek Logistics Revolving Facility”) and a new senior secured term loan with an original principal amount of $300.0 million (the “Delek Logistics Term Loan Facility”), (ii) reset the accordion feature under the Delek Logistics Revolving Facility, to allow increases up to $1.15 billion with the agreement of the Delek Logistics Partnership and one or more existing or new lenders, (iii) extended the maturity date of the Revolving Facility to October 13, 2027, and (iv) provided for the Delek Logistics Term Facility to be drawn in full on October 13, 2022, with a maturity date of October 13, 2024. The Delek Logistics Credit Facility contains a prepayment requirement for the proceeds obtained from certain senior unsecured notes issuances. The Delek Logistics Term Facility requires four quarterly amortization payments of $3.8 million in 2023 and three quarterly amortization payments of $7.5 million in 2024.
Borrowings under the Delek Logistics Revolving Facility bear interest at the election of Delek Logistics at either a U.S. dollar prime rate, plus an applicable margin ranging from 1.00% to 2.00% depending on Delek Logistics' leverage ratio, or a SOFR rate plus a credit spread adjustment of 0.10% for one-month interest periods and 0.25% for three-month interest periods plus an applicable margin ranging from 2.00% to 3.00% depending on the leverage ratio. Unused revolving commitments under the Delek Logistics Revolving Facility incur a commitment fee that ranges from 0.30% to 0.50% depending on the leverage ratio. Borrowings under the Delek Logistics Term Facility bear interest at the election of Delek Logistics at either a U.S. dollar prime rate, plus an applicable margin of 2.50% for the first year of the Delek Logistics Term Facility and 3.00% for the second year of the Delek Logistics Term Facility, or a SOFR rate plus a credit spread adjustment of 0.10% for one-month interest periods and 0.25% for three-month interest periods plus an applicable margin of 3.50% for the first year of the Delek Logistics Term Facility and 4.00% for the second year of the Delek Logistics Term Facility.
The obligations under the Delek Logistics Credit Facility remain secured by first priority liens on substantially all of Delek Logistics' tangible and intangible assets. The Delek Logistics Credit Facility contains affirmative and negative covenants and events of default with Delek Logistics considers customary and similar to those in the 2018 Credit Facility.
In connection with the refinancing of the Delek Logistics Credit Facility, we recorded a $1.9 million debt discount which is being deferred and amortized over the life of the Delek Logistics Term Facility and is netted against the outstanding borrowings within the long-term debt, less the current portion line item on the company's consolidated balance sheets, and $6.2 million of debt issuance costs which are being deferred and amortized over the life of the Delek Logistics Revolving Facility and are included in other current and other non-current assets on the company's consolidated balance sheets.
As of December 31, 2022 and 2021, Delek Logistics had outstanding principal borrowings under the Delek Logistics Revolving Facility of $720.5 million and $258.0 million with weighted average borrowing rates of 7.55% and 2.46%, respectively. As of December 31, 2022, there were no letters of credit in place. Unused credit commitments under the Delek Logistics Revolving Facility as of December 31, 2022, were $179.5 million.
At December 31, 2022, the weighted average borrowing rate under the Delek Logistics Term Loan Facility was approximately 7.92%, comprised entirely of SOFR borrowings. The principal amount outstanding thereunder was $300.0 million, and the effective interest rate was 8.22%.
Delek Logistics 2025 Notes
On May 23, 2017, Delek Logistics and Delek Logistics Finance Corp. (“Finance Corp.” and together with Delek Logistics, the “Issuers”) issued $250.0 million in aggregate principal amount of 6.75% senior notes due in 2025 (the “Delek Logistics 2025 Notes”) at a discount. In May 2018, the Delek Logistics 2025 Notes were exchanged for new notes with terms substantially identical in all material respects with the exception that the new notes exclude transfer restriction terms. The Delek Logistics 2025 Notes are general unsecured senior obligations of the Issuers. The Delek Logistics 2025 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics' existing subsidiaries (other than Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics' future subsidiaries. The Delek Logistics 2025 Notes rank equal in right of payment with all existing and future senior indebtedness of the Issuers, and senior in right of payment to any future subordinated indebtedness of the Issuers. The Delek Logistics 2025 Notes will mature on May 15, 2025, and interest is payable semi-annually in arrears on May 15 and November 15.
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

F-38 |

As of December 31, 2022, we had $250.0 million in outstanding principal amount under the Delek Logistics 2025 Notes, and the effective interest rate was 7.21%.
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
As of December 31, 2022, we had $400.0 million in outstanding principal amount under the Delek Logistics 2028 Notes, and the effective interest rate was 7.40%.
United Community Bank Revolver
Delek has an unsecured revolving credit agreement with United Community Bank (formally Reliant Bank) (the "United Community Bank Revolver") with a commitment amount of $50.0 million. On June 30, 2022, we amended the United Community Bank Revolver to extend the maturity date to June 30, 2023 and change the interest rate per annum to a variable rate equal to the Wall Street Journal Prime Rate plus 0.75% effective July 1, 2022. The revolving credit agreement requires us to pay a quarterly fee of 0.50% per year on the average unused revolving commitment. As of December 31, 2022, we had $50.0 million outstanding and no unused credit commitments under this facility.
Restrictive Covenants
Under the terms of our debt facilities, we are required to comply with certain usual and customary financial and non-financial covenants. The terms and conditions of the Revolving Credit Facility include periodic compliance with a springing minimum fixed charge coverage ratio financial covenant if excess availability under the revolver borrowing base is below certain thresholds. The Term Loan Credit Facility does not have any financial maintenance covenants. We believe we were in compliance with all covenant requirements under each of our credit facilities as of December 31, 2022.
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
Restricted Net Assets
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of assets, as has been discussed above. As of December 31, 2022, we had no subsidiaries with restricted net assets which would prohibit earnings from being transferred to the parent company for its use.

F-39 |

Future Maturities
Principal maturities of Delek's third-party debt instruments for the next five years and thereafter are as follows (in millions):

Year Ended December 31,	Total
2023	$74.5
2024	294.5
2025	259.5
2026	9.5
2027	1,180.0
Thereafter	1,302.5
Total	$3,120.5

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
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as NPNS pursuant to ASC 815. If we elect the NPNS exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. Our Canadian crude trading operations are accounted for as derivative instruments, and the related unrealized and realized gains and losses are recognized in other operating income, net on the accompanying consolidated statements of income. Additionally, as of and for the year ended December 31, 2022, other forward contracts accounted for as derivatives that are specific to managing crude costs rather than for trading purposes are recognized in cost of materials and other on the consolidated statements of income in our refining segment, and are included in our disclosures of commodity derivatives in the tables below.
Futures, swaps or other commodity related derivative instruments that are utilized to specifically provide economic hedges on our Canadian forward contract or investment positions are recognized in other operating income, net because that is where the related underlying transactions are reflected.
From time to time, we also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RINs commitment contracts meet the definition of derivative instruments under ASC 815, and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RINs commitment contracts are recorded in cost of materials and other on the consolidated statements of income. As of December 31, 2022, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.

F-40 |

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
The following table presents the fair value of our derivative instruments as of December 31, 2022 and December 31, 2021. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our consolidated balance sheets. See Note 12 for further information regarding the fair value of derivative instruments (in millions).

		December 31, 2022		December 31, 2021
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives (1)	Other current assets	$217.1	$(204.4)	$21.5	$—
Commodity derivatives (1)	Other current liabilities	101.0	(129.5)	101.5	(102.3)
Commodity derivatives (1)	Other long-term assets	1.1	(0.8)	—	—
Commodity derivatives (1)	Other long-term liabilities	—	—	6.1	(6.1)
RINs commitment contracts (2)	Other current assets	9.7	—	1.6	—
RINs commitment contracts (2)	Other current liabilities	—	(6.6)	—	(0.7)
Total gross fair value of derivatives		328.9	(341.3)	130.7	(109.1)
Less: Counterparty netting and cash collateral (3)		306.2	(320.0)	107.1	(82.4)
Total net fair value of derivatives		$22.7	$(21.3)	$23.6	$(26.7)
(1)As of December 31, 2022 and 2021, we had open derivative positions representing 158,307,020 and 182,525,893 barrels, respectively, of crude oil and refined petroleum products. There were no open positions designated as cash flow hedging instruments as of December 31, 2022 and 2021. Additionally, as of December 31, 2022 and 2021, we had open derivative positions representing 2,310,000 and 1,320,000 million British Thermal Units ("MMBTU"), respectively, of natural gas products.
(2)As of December 31, 2022 and 2021, we had open RINs commitment contracts representing 259,022,967 and 16,325,000 RINs, respectively.
(3)As of December 31, 2022 and 2021, $13.8 million and $(24.7) million, respectively, of cash collateral (obligation) held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our non-trading commodity derivatives and RINs commitment contracts recorded in the consolidated statements of income are as follows (in millions) (2):

	Year Ended December 31,
	2022	2021	2020
(Losses) gains on hedging derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$(38.0)	$37.7	$(88.0)
(Losses) gains on non-trading physical forward contract commodity derivatives in cost of materials and other	9.0	(6.6)	—
Losses on hedging derivatives not designated as hedging instruments recognized in operating expenses	(1.7)	—	—
Realized gains reclassified out of accumulated other comprehensive income and into cost of materials and other on commodity derivatives designated as cash flow hedging instruments	—	0.2	4.6
Total (losses) gains	$(30.7)	$31.3	$(83.4)

(1)     Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized (losses) gains of $(15.4) million, $7.8 million and $22.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)    See separate table below for disclosures about "trading derivatives."

F-41 |

The effect of cash flow hedge accounting on the consolidated statements of income is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Gain (loss) on cash flow hedging relationships recognized in cost of materials and other:
Commodity contracts:
Hedged items	$—	$(0.2)	$(4.6)
Derivative designated as hedging instruments	—	0.2	4.6
Total	$—	$—	$—

For cash flow hedges, no component of the derivative instruments’ gains or losses was excluded from the assessment of hedge effectiveness for the years ended December 31, 2022, 2021 and 2020. During the years ended December 31, 2021 and 2020, there were losses of $0.2 million and $3.6 million, net of tax, respectively, on settled commodity contracts. There were no such losses during the year ended December 31, 2022. These losses were reclassified into cost of materials and other in the consolidated statements of income. As of December 31, 2022, we estimate that no deferred gains related to commodity cash flow hedges will be reclassified into cost of materials and other over the next 12 months as a result of hedged transactions that are forecasted to occur.
Total gains (losses) on our trading derivatives (none of which were designated as hedging instruments) recorded in other operating (income) expense, net on the consolidated statements of income are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020

Trading Physical Forward Contract Commodity Derivatives
Realized gains (losses)	$16.1	$6.5	$(3.1)
Unrealized losses	(0.4)	—	(0.3)
Total	$15.7	$6.5	$(3.4)

Trading Hedging Commodity Derivatives
Realized gains	$13.5	$3.3	$7.5
Unrealized (losses) gains	(18.5)	16.2	0.5
Total	$(5.0)	$19.5	$8.0

12. Fair Value Measurements
Our assets and liabilities that are measured at fair value include commodity derivatives, investment commodities, environmental credits obligations, our Inventory Mediation Agreement, and Supply and Offtake Agreements. ASC 820 requires disclosures that categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants.
Our commodity derivative contracts, which consist of commodity swaps, exchange-traded futures, options and physical commodity forward purchase and sale contracts (that do not qualify for the NPNS exception under ASC 815), are valued based on exchange pricing and/or price index developers such as Platts or Argus and are, therefore, classified as Level 2.
In April 2020, we entered into a contract with the Department of Energy to deposit one million barrels of crude oil into one of the Strategic Petroleum Reserve ("SPR") storage locations which was stored on our behalf until October 2020 for a fee of approximately 100,000 barrels. The fee of 100,000 barrels was recorded as a prepaid asset at cost, and the right to receive the 900,000 barrels was recorded as a financial asset, measured at fair value based on the value of the underlying commodity using published market prices of the commodity on the applicable exchange. Such asset was, therefore, classified as Level 2. Such barrels were received in the fourth quarter of 2020. The realized gain on the underlying commodity related to the SPR financial asset for the year ended December 31, 2020 of $10.8 million was recorded in other income, net.

F-42 |

Our RINs commitment contracts are future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our Consolidated Net RINs Obligation. These RINs commitment contracts (which are forward contracts accounted for as derivatives – see Note 11) are categorized as Level 2, and are measured at fair value based on quoted prices from an independent pricing service.
Our environmental credits obligation surplus or deficit includes the Consolidated Net RINs Obligation surplus or deficit, as well as other environmental credit obligation surplus or deficit positions subject to fair value accounting pursuant to our accounting policy (see Note 2). The environmental credits obligation surplus or deficit is categorized as Level 2, if measured at fair value either directly through observable inputs or indirectly through market-corroborated inputs, and gains (losses) related to changes in fair value are recorded as a component of cost of materials and other in the consolidated statements of income. With respect to our Consolidated Net RINs Obligation surplus or deficit, we recognized gains (losses) on changes in fair value totaling $(61.2) million and $17.8 million for the years ended December 31, 2022 and 2020, respectively, primarily attributable to changes in the market prices of the underlying credits that occurred at the end of each quarter including changes in volume requirements related to the 2020, 2021 and 2022 RINs Obligation to reflect the June 2022 EPA finalized volume requirements. For the year ended December 31, 2021, we recognized gains (losses) on changes in fair value totaling $(44.5) million, which was attributable to changes in estimated volume requirements related to the 2021 RINs Obligation to reflect the December 2021 Proposed EPA Rule (where a rule regarding 2021 requirements had not been previously enacted) as well as to quarterly changes in the market prices of the underlying credits.
As of and for the years ended December 31, 2022 and 2021, we elected to account for our Inventory Intermediation step-out liability and our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. With respect to the Inventory Intermediation Agreement and the amended and restated Supply and Offtake Agreements, such amendments being effective April 2020 for all the agreements, we apply fair value measurement as follows: (1) we determine fair value for our amended variable step-out liability based on changes in fair value related to market volatility based on a floating commodity-index price, and for our amended fixed step-out liability based on changes to interest rates and the timing and amount of expected future cash settlements where such obligation is categorized as Level 2. Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other, and changes in fair value due to interest rate risk are recorded as a component of interest expense in the consolidated statements of income; and (2) we determine fair value of the commodity-indexed revolving over/short inventory financing liability based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2 and is presented in the current portion of the Obligation under Inventory Intermediation Agreement on our consolidated balance sheets. Gains (losses) related to the change in fair value are recorded as a component of cost of materials and other in the consolidated statements of income. See Note 9 for discussion of gains and losses recognized from changes in fair value.
The estimated fair value of the Delek Logistics 2028 Notes was $359.7 million as of December 31, 2022, measured based upon quoted market prices in an active market, defined as Level 1 in the fair value hierarchy. At December 31, 2021, the estimated fair value approximated the carrying value.
The fair value approximates the historical or amortized cost basis comprising our carrying value for all other financial instruments and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$319.2	$—	$319.2
RINs commitment contracts	—	9.7	—	9.7
Total assets	—	328.9	—	328.9
Liabilities
Commodity derivatives	—	(334.7)	—	(334.7)
RINs commitment contracts	—	(6.6)	—	(6.6)
Environmental credits obligation deficit	—	(295.5)	—	(295.5)
Inventory Intermediation Agreement obligation	—	(541.7)	—	(541.7)
Total liabilities	—	(1,178.5)	—	(1,178.5)
Net liabilities	$—	$(849.6)	$—	$(849.6)

F-43 |

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$129.1	$—	$129.1
RINs commitment contracts	—	1.6	—	1.6
Total assets	—	130.7	—	130.7
Liabilities
Commodity derivatives	—	(108.4)	—	(108.4)
RINs commitment contracts	—	(0.7)	—	(0.7)
Environmental credits obligation deficit	—	(172.2)	—	(172.2)
J. Aron Supply and Offtake obligations	—	(487.5)	—	(487.5)
Total liabilities	—	(768.8)	—	(768.8)
Net liabilities	$—	$(638.1)	$—	$(638.1)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of December 31, 2022 and 2021, $13.8 million and $(24.7) million, respectively, of cash collateral (obligation) collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 11 for further information regarding derivative instruments.
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

F-44 |

As of December 31, 2022, we have recorded an environmental liability of approximately $114.6 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $3.1 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
Included in our environmental liabilities as of both December 31, 2022 and 2021 is a liability totaling $78.5 million related to a property that we have historically operated as an asphalt and marine fuel terminal both as an owner and, subsequently, as a lessee under an in-substance lease agreement (the “License Agreement”). The License Agreement, which provided us the license to continue operating our asphalt and marine fuel terminal operations on the property for a term of ten years and expired in June 2020), also ascribed a contractual noncontingent indemnification guarantee to certain of our wholly-owned subsidiaries related to certain incremental environmental remediation activities, predicated on the completion of certain property development activities ascribed to the lessor. Our combined liability, comprised of our environmental liability plus the estimated fair value of the noncontingent guarantee liability, was recorded in connection with the Delek/Alon Merger, effective July 1, 2017. While the License Agreement expired in June 2020, it is currently being disputed in litigation where we have determined that no loss accrual is necessary and that the amount of incremental loss that is reasonably possible is immaterial as of December 31, 2022. Such ongoing dispute causes sufficient uncertainty around the release of risk and the appropriate joint and several liability allocations thereunder that we cannot currently determine a more reasonable estimate of the potential total contingent liability that is probable, nor do we have sufficient information to better estimate the fair value of any remaining noncontingent guarantee liability. As such, as of December 31, 2022 and 2021, except for accretion and expenditures, our combined environmental liability related to the terminal and property remained unchanged.
Environmental liabilities with payments that are fixed or reliably determinable have been discounted to present value at various rates depending on their expected payment stream. These discount rates vary from 1.51% to 2.84%. The table below summaries our environmental liability accruals (in millions):

	December 31,
	2022	2021
Discounted environmental liabilities	$36.7	$34.4
Undiscounted environmental liabilities	77.9	77.8
Total accrued environmental liabilities	$114.6	$112.2

As of December 31, 2022, the estimated future payments of environmental obligations for which discounts have been applied are as follows (in millions):

2023	$1.5
2024	1.5
2025	1.5
2026	1.6
2027	1.6
Thereafter	32.6
Discounted environmental liabilities, gross	40.3
Less: Discount applied	3.6
Discounted environmental liabilities	$36.7

We are also subject to various regulatory requirements related to carbon emissions and the compliance requirements to remit environmental credit obligations due to the EPA or other regulatory agencies, the most significant of which relates to the RINs Obligation subject to the EPA’s RFS-2 regulations (See Note 2 for further discussion). The RFS-2 regulations are highly complex and evolving, requiring us to periodically update our compliance systems. As part of our on-going monitoring and compliance efforts, on an annual basis we engage a third party to perform procedures to review our RINs inventory, processes and compliance. The results of such procedures may include procedural findings but may also include findings regarding the usage of RINs to meet past obligations, the treatment of exported RINs, and the propriety of RINs on-hand and related adjustments to our RINs inventory, which (to the extent they are valued) offset our RINs Obligation. Such adjustments may also require communication with the EPA if they involve reportable non-compliance which could lead to the assessment of penalties. Based on management’s review completed during the second quarter 2021, we recorded a RINs inventory true-up adjustment totaling $(12.3) million which increased our recorded RINs Obligation. We have also self-reported our related instances of non-compliance to the EPA, and while we cannot yet estimate the extent of penalties that may be assessed, it is not expected to be material in relation to our total RINs Obligation.

F-45 |

In June 2022, the EPA finalized volumes for compliance years 2020, 2021 and 2022 under the RFS program, announced supplemental volume obligations for compliance years 2022 and 2023 and established new provisions of the RFS which addressed bio-intermediates. Additionally, the EPA denied the petitions for small refinery exemptions for prior period compliance years. In December 2022, the EPA released proposed volume obligations for compliance years 2023, 2024 and 2025.

Other Losses and Contingencies
Delek maintains property damage insurance policies which have varying deductibles. Delek also maintains business interruption insurance policies, with varying coverage limits and waiting periods. Covered losses in excess of the deductible and outside of the waiting period will be recoverable under the property and business interruption insurance policies.
El Dorado Refinery Fire
On February 27, 2021, our El Dorado refinery experienced a fire in its Penex unit. Contrary to initial assessments, and despite occurring during the early stages of turnaround activity, the facility did suffer operational disruptions as a result of the fire. During the year ended December 31, 2021, we incurred workers' compensation losses of $3.8 million associated with the fire and accrued an additional $4.0 million for uncovered litigation, claims and assessments associated with the fire, which are included in operating expenses in the consolidated statements of income. Additionally, we recognized accelerated depreciation of $1.0 million due to property damaged in the fire, which was recovered during 2021. An additional $7.4 million was recognized as a gain, in excess of these losses, during the year ended December 31, 2021. No expense was recorded related to the El Dorado refinery fire during the year ended December 31, 2022. We continue to incur repair costs that may be recoverable under property and casualty insurance policies. In addition, during the years ended December 31, 2022 and 2021, we recognized a gain of $9.1 million and $8.8 million, respectively, related to business interruption claims. Such gain is included in other operating income in the consolidated statements of income. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and may result in the future recognition of insurance recoveries.
Winter Storm Uri
During February 2021, we experienced a severe weather event ("Winter Storm Uri") which temporarily impacted operations at all of our refineries. Due to the extreme freezing conditions, we experienced reduced throughputs at our refineries as there was a disruption in the crude supply, as well as damages to various units at our refineries requiring additional operating and capital expenditures. We recognized additional operating expenses in the amount of $17.5 million during the year ended December 31, 2021 due to property damaged in the freeze which was recovered during 2021. An additional $5.0 million was recognized as a gain, in excess of these losses during the year ended December 31, 2021. We continue to incur additional repair costs that may be recoverable under property and casualty insurance policies. In addition, during the years ended December 31, 2022 and 2021, we also recognized a gain of $22.0 million and $1.1 million, respectively, related to business interruption claims. Such gain is included in other operating income in the consolidated statements of income. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and may result in additional future recognition of insurance recoveries.
Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets. There were no material releases that occurred during the years ended December 31, 2022 and 2021. For releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. We do not anticipate material costs associated with any fines or penalties or to complete activities that may be needed to achieve regulatory closure. Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our consolidated statements of income.
Asset Retirement Obligations
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations is as follows (in millions):

	December 31,
	2022	2021
Beginning balance	$38.3	$37.5
Liabilities identified	2.3	—
Liabilities settled	(0.1)	(0.4)
Accretion expense	1.3	1.2
Ending balance	$41.8	$38.3

F-46 |

Letters of Credit
As of December 31, 2022, we had in place letters of credit totaling approximately $287.4 million with various financial institutions securing obligations primarily with respect to our commodity purchases for the refining segment and certain of our insurance programs. There were no amounts drawn by beneficiaries of these letters of credit at December 31, 2022.
14. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of Delek's deferred tax assets (liabilities) reported in the accompanying consolidated financial statements as of December 31, 2022 and 2021 were as follows (in millions):

	December 31,
	2022	2021 (1)
Non-Current Deferred Taxes:
Property, plant and equipment, and intangibles	$(256.4)	$(270.6)
Right-of-use asset	(38.7)	(44.6)
Partnership and equity investments	(189.1)	(142.5)
Total deferred tax liabilities	(484.2)	(457.7)
Interest expense limitation under 163j	24.4	18.9
Compensation and employee benefits	20.5	12.6
Net operating loss carryforwards	147.6	181.2
Tax credit carryforwards	6.3	17.5
Deferred revenues	20.0	(6.3)
Lease obligation	38.1	44.4
Reserves and accruals	32.1	37.9
Derivatives and hedging	3.2	(9.3)
Inventories	2.6	10.0
Other	—	0.4
Total deferred tax assets	294.8	307.3
Valuation allowance	(73.0)	(59.0)
Total net deferred tax liabilities (2)	$(262.4)	$(209.4)
(1)     Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 8 for further discussion.
(2)     Total net deferred tax liabilities includes $4.1 million and $5.1 million of state deferred tax assets recorded in other non-current assets in our consolidated balance sheet at December 31, 2022 and December 31, 2021, respectively.

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income from continuing operations was attributable to the following (in millions):

	Year Ended December 31,
	2022	2021 (1)	2020 (1)
Provision (benefit) for federal income taxes at statutory rate	$74.4	$(28.4)	$(161.3)
State income tax benefit, net of federal tax provision	(15.0)	(1.9)	(11.3)
Income tax benefit attributable to non-controlling interest	(7.2)	(7.1)	(7.9)
Tax credits and incentives (2)	(7.1)	(8.6)	(9.6)
Changes in valuation allowance	14.0	4.0	(10.8)
Impact of CARES Act net operating loss carryback	—	—	(16.8)
Goodwill impairment	—	—	21.4
Other items	4.8	—	2.7
Income tax expense (benefit)	$63.9	$(42.0)	$(193.6)
(1)     Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 8 for further discussion.
(2)     Tax credits and incentives include work opportunity and research and development credits, as well as incentives for the Company’s biodiesel blending operations.

F-47 |

Income tax expense (benefit) was as follows (in millions):

	Year Ended December 31,
	2022	2021 (1)	2020 (1)
Current	$2.3	$(3.1)	$(160.6)
Deferred	61.6	(38.9)	(33.0)
	$63.9	$(42.0)	$(193.6)
(1)     Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 8 for further discussion.

We carry valuation allowances against certain state deferred tax assets and net operating losses that may not be recoverable with future taxable income. We also carry valuation allowances related to basis differences that may not be recoverable. During the years ended December 31, 2022 and 2021, we recorded an increase to the valuation allowance of $14.0 million and $4.0 million, respectively. The 2022 increase in the valuation allowance was primarily driven by changes in state attributes due to a legal entity restructuring that occurred during the fourth quarter of 2022, whereas in 2021 the increase was driven by changes in the state tax attributes.
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
Federal net operating loss and credit carryforwards at December 31, 2022 totaled $308.9 million and $5.2 million, respectively, a portion of which are subject to a valuation allowance. Federal net operating losses have an indefinite carryforward life, and federal tax credit carryforwards will begin expiring in 2028. State net operating loss and credit carryforwards at December 31, 2022 totaled $1,694.5 million and $1.3 million, respectively, a portion of which are subject to a valuation allowance. State net operating losses and tax credit carryforwards will begin expiring in 2023.
Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal income tax examinations by tax authorities for years through 2012. Delek is under Joint Committee of Taxation review for tax years 2012 through 2020, and Alon is under Joint Committee of Taxation review for the short tax year 2017. On January 18, 2023, the Company received notice that the Congressional Joint Committee has completed its consideration of both Delek and Alon's income tax returns for 2016-2020 with no material adjustments identified. Pre-acquisition tax returns for Alon are closed for U.S. federal income tax examinations through the tax year ended December 31, 2016 as of December 31, 2022. Alon USA Partners, LP is currently under audit by the IRS for tax year 2019. Delek is currently under audit in various states for tax years 2016 through 2019. No material adjustments have been identified at this time.
ASC 740 provides a recognition threshold and guidance for measurement of income tax positions taken or expected to be taken on a tax return. ASC 740 requires the elimination of the income tax benefits associated with any income tax position where it is not "more likely than not" that the position would be sustained upon examination by the taxing authorities.
Increases and decreases to unrecognized tax benefits, which includes interest and penalties, were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Balance at the beginning of the year	$14.1	$9.6	$12.1
Additions based on tax positions related to current year	0.9	4.2	1.9
Additions for tax positions related to prior years and acquisitions	0.1	1.7	2.4
Reductions for tax positions related to prior years	(6.5)	(0.3)	(0.8)
Reductions for tax positions related to lapse of applicable statute of limitations	(0.4)	(1.1)	(0.2)
Reductions for tax positions related to settlements with taxing authorities	(1.2)	—	(5.8)
Balance at the end of the year	$7.0	$14.1	$9.6

The amount of the unrecognized benefit above, that if recognized would change the effective tax rate, is $6.1 million and $6.5 million as of December 31, 2022 and 2021, respectively.

F-48 |

Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. We recognized interest expense (income) of $0.1 million, $0.3 million, and $0.5 million related to unrecognized tax benefits during the years ended December 31, 2022, 2021 and 2020, respectively. The total recognized liability for interest was $1.3 million and $1.5 million as of December 31, 2022 and 2021, respectively. Uncertain tax positions have been examined by Delek for any material changes in the next 12 months, and no material changes are expected.
15. Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 7). Transactions with our related parties were as follows for the periods presented (in millions):

	Year Ended December 31,
	2022	2021	2020
Revenues (1)	$98.7	$71.4	$69.0
Cost of materials and other (2)	$117.4	$50.6	$46.7
(1)Consists primarily of asphalt sales which are recorded in corporate, other and eliminations segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

16.  Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired and is not amortized. Delek performs an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2022, 2021 and 2020. This review was performed at the reporting unit level, which is at or one level below our operating segment. For a quantitative assessment, we estimated the value of each of our reporting units using a discounted cash flows ("DCF") analysis and a multiple of expected future cash flows, such as those used by third-party analysts. The DCF analysis included a market participant weighted average cost of capital, forecasted crack spreads, gross margin, capital expenditures, and long-term growth rate based on historical information and our best estimate of future forecasts. The market approach involves significant judgment, including selection of an appropriate peer group, selection of valuation multiples, and determination of the appropriate weighting in our valuation model. With respect to the goodwill associated with the reporting units within the logistics segment, we performed a qualitative assessment in 2022, 2021 and 2020. With respect to the goodwill associated with the reporting units within the refining and retail segments, we performed a qualitative assessment in 2022 and a quantitative assessment in 2021 and 2020. For the year ended December 31, 2020, the annual impairment review resulted in an impairment charge of $126.0 million. For the years ended December 31, 2022 and 2021, no impairment of goodwill occurred. Accumulated goodwill impairment was $126.0 million as of December 31, 2022.
A summary of our goodwill by segment is as follows (in millions):

		Refining	Logistics	Retail	Corporate, Other and Eliminations	Total
Balance,	December 31, 2019	$801.3	$12.2	$42.2	$—	$855.7
Goodwill impairment		(126.0)	—	—	—	(126.0)
Balance,	December 31, 2020	675.3	12.2	42.2	—	729.7
Balance,	December 31, 2021	675.3	12.2	42.2	—	729.7
Acquisition		—	14.8	—	—	14.8
Write-off goodwill associated with stores sold		—	—	(0.2)	—	(0.2)
Balance,	December 31, 2022	$675.3	$27.0	$42.0	$—	$744.3

.

F-49 |

17.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in millions):

	December 31,
	2022	2021
Land	$60.0	$57.5
Building and building improvements	110.4	113.6
Refinery machinery and equipment	2,095.4	2,006.1
Pipelines and terminals	1,103.9	637.2
Retail store equipment and site improvements	77.8	61.3
Refinery turnaround costs	485.3	351.2
Other equipment	169.4	152.3
Construction in progress	246.8	266.2
	$4,349.0	$3,645.4
Less: accumulated depreciation	(1,572.6)	(1,338.1)
	$2,776.4	$2,307.3

Depreciation of property, plant and equipment assets was $272.0 million, $257.2 million and $260.0 million during the years ended December 31, 2022, 2021 and 2020, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of income.
18.  Other Intangible Assets
A summary of our identifiable intangible assets are as follows (in millions):

As of December 31, 2022	Useful Life	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Third-party fuel supply agreement	10 years	$49.0	$(26.9)	$22.1
Fuel trade name	5 years	4.0	(4.0)	—
Rights-of-way	8 - 35 years	13.5	(0.4)	13.1
Customer relationships	11.6 years	210.0	(10.6)	199.4
Intangible assets not subject to amortization:
Rights-of-way	Indefinite	58.4		58.4
Line space history	Indefinite	12.0		12.0
Liquor licenses	Indefinite	8.5		8.5
Refinery permits	Indefinite	2.1		2.1
Total		$357.5	$(41.9)	$315.6

As of December 31, 2021	Useful Life	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Third-party fuel supply agreement	10 years	$49.0	$(22.1)	$26.9
Fuel trade name	5 years	4.0	(3.6)	0.4
Intangible assets not subject to amortization:
Rights-of-way	Indefinite	52.8		52.8
Line space history	Indefinite	12.0		12.0
Liquor licenses	Indefinite	8.5		8.5
Refinery permits	Indefinite	2.1		2.1
Total		$128.4	$(25.7)	$102.7

Amortization of intangible assets was $16.2 million, $5.7 million and $5.7 million during the years ended December 31, 2022, 2021 and 2020, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of income.

F-50 |

Amortization expense for the next five years is estimated to be as follows (in millions):

2023	$23.6
2024	$23.6
2025	$23.6
2026	$23.6
2027	$23.6

19. Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	December 31, 2022	December 31, 2021
Prepaid expenses	$45.4	$44.9
Investment commodities	29.8	45.0
Short-term derivative assets (see Note 11)	22.4	23.6
Income and other tax receivables	20.9	3.6
Other	4.2	8.9
Total	$122.7	$126.0

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	December 31, 2022	December 31, 2021
Consolidated Net RINs Obligation deficit (see Note 12)	$295.5	$172.2
Crude purchase liabilities	268.7	107.4
Product financing agreements	258.0	249.6
Income and other taxes payable	120.4	124.8
Employee costs	91.2	44.4
Deferred revenue	44.6	44.6
Short-term derivative liabilities (see Note 11)	21.3	26.8
Other	67.1	28.0
Total	$1,166.8	$797.8

20. Restructuring and Other Charges
During the year ending December 31, 2022, we initiated a cost optimization plan to improve efficiencies and align our workforce with strategic activities and operations. During the 2022 fiscal year, we recorded $12.5 million of costs associated with these restructuring related activities, primarily for consulting fees and severance costs. These amounts were recognized in general and administrative expenses within our consolidated statement of income and are included in Corporate, Other and Eliminations in our segment disclosures in Note 4 - Segment Data. The recorded costs include an accrual of $9.9 million as of December 31, 2022. We anticipate concluding our restructuring activities by the end of fiscal year 2024. Future cost estimates for these initiatives are continuing to be developed.
21. Equity-Based Compensation
Delek US Holdings, Inc. 2006 Long-Term Incentive Plan
The Delek US Holdings, Inc. 2006 Long-Term Incentive Plan, as amended (the "2006 Plan"), allowed Delek to grant stock options, SARs, RSUs, PRSUs, and other stock-based awards of up to 5,053,392 shares of Delek's common stock to certain directors, officers, employees, consultants and other individuals who performed services for Delek or its affiliates. Stock options and SARs granted under the 2006 Plan were generally granted at market price or higher. The vesting of all outstanding awards was subject to continued service to Delek or its affiliates except that vesting of awards granted to certain executive employees could, under certain circumstances, accelerate upon termination of their employment and the vesting of all outstanding awards could accelerate upon the occurrence of an Exchange Transaction (as defined in the 2006 Plan). In the second quarter of 2010, Delek's Board of Directors and its Incentive Plan Committee began using stock-settled SARs, rather than stock options, as the primary form of appreciation award under the 2006 Plan. The 2006 Plan expired in April 2016.

F-51 |

Delek US Holdings, Inc. 2016 Long-Term Incentive Plan
On May 5, 2016, our stockholders approved our 2016 Long-Term Incentive Plan (the “2016 Plan”) to succeed our 2006 Plan. The 2016 Plan allows Delek to grant stock options, SARs, restricted stock, RSUs, performance awards and other stock-based awards of Delek's common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates. On May 3,2022, the Company's stockholders approved an amendment to the 2016 plan that increased the number of shares of common stock available under this plan by 760,000 shares to 14,995,000 shares. Stock options and SARs issued under the 2016 Plan are granted at prices equal to (or greater than) the fair market value of Delek's common stock on the grant date and are generally subject to a vesting period of one year or more. No awards will be made under the 2016 Plan after May 5, 2026.
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

2020 Grants
(Grade Vesting - 4 years)
Expected volatility	48.86%
Dividend yield	3.13%
Expected term	4.57 years
Risk free rate	1.57%-1.60%
Fair value per share	$11.38

Stock Option and SAR Activity
The following table summarizes our Incentive Plans stock option and SAR activity for the years ended December 31, 2022, 2021 and 2020:

	Number of Shares Under Option	Weighted-Average Strike Price	Weighted-Average Contractual Term (in years)	Average Intrinsic Value (in millions)
Options and SARs outstanding, December 31, 2019	3,206,210	$34.21
Granted	17,000	$36.56
Exercised	(23,675)	$14.68
Forfeited	(709,055)	$34.25
Options and SARs outstanding, December 31, 2020	2,490,480	$34.16
Granted	—	$—
Exercised	(28,025)	$15.67
Forfeited	(389,225)	$38.10
Options and SARs outstanding, December 31, 2021	2,073,230	$33.79
Granted	—	$—
Exercised	(326,735)	$26.04
Forfeited	(219,450)	$35.72
Options and SARs outstanding, December 31, 2022	1,527,045	$35.17	5.1	$1.0
Vested options and SARs exercisable, December 31, 2022	1,447,795	$35.20	5.0	$1.0

F-52 |

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

	2022 Grants	2021 Grants	2020 Grants
Expected volatility	74.11%-77.89%	70.49%	45.06%-62.70%
Expected term	2.56-2.81 years	2.81 years	2.56-2.81 years
Risk free rate	1.84% -3.12%	0.14%	0.20%-0.56%
Fair value per share	$35.03	$36.23	$10.65

The following table summarizes the RSU and PRSU activity under the Incentive Plans for the years ended December 31, 2022, 2021 and 2020:

		Number of RSUs	Weighted-Average Grant Date Price
Balance	December 31, 2019	1,112,842	$39.31
Granted		1,624,695	$15.14
Vested		(512,914)	$29.72
Forfeited		(413,499)	$24.98
Performance Achieved		18,651	$29.19
Balance	December 31, 2020	1,829,775	$23.62
Granted		1,162,436	$26.07
Vested		(583,638)	$28.03
Forfeited		(238,046)	$22.58
Performance Achieved		(23,896)	$47.68
Balance	December 31, 2021	2,146,631	$23.54
Granted		1,345,746	$31.87
Vested		(611,440)	$24.28
Forfeited		(129,771)	$24.22
Performance Not Achieved		(129,833)	$38.76
Balance	December 31, 2022	2,621,333	$26.85

Compensation Expense Related to Equity-based Awards Granted Under the Incentive Plans
Compensation expense for Delek equity-based awards amounted to $26.8 million, $23.5 million and $22.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are included in general and administrative expenses and operating expenses in the accompanying consolidated statements of income. We recognized income tax expense for equity-based awards of $0.9 million, $1.7 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, there was $44.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.3 years.
The aggregate intrinsic value, which represents the difference between the underlying stock's market price and the award's exercise price, of the share-based awards exercised or vested during the years ended December 31, 2022, 2021 and 2020 was $20.5 million, $13.0 million and $8.4 million, respectively. During the years December 31, 2022, 2021 and 2020, respectively, we issued net shares of common stock of 457,405, 415,212 and 369,843 as a result of exercised or vested equity-based awards. These amounts are net of 463,677, 196,451 and 167,094 shares, respectively, withheld to satisfy employee tax obligations related to the exercises and vesting for the years ended December 31, 2022, 2021 and 2020. Delek paid approximately $6.5 million, $4.2 million and $2.4 million of taxes in connection with the settlement of these awards for the years ended December 31, 2022, 2021 and 2020. We issue new shares of common stock upon exercise or vesting of share-based awards.

F-53 |

Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
Logistics GP maintains a unit-based compensation plan for officers, directors and employees of Logistics GP or its affiliates and certain consultants, affiliates of Logistics GP or other individuals who perform services for Delek Logistics. The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan ("Logistics LTIP") permits the grant of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards, and unit awards. Awards granted under the Logistics LTIP will be settled with Delek Logistics units. On June 9, 2021, the Logistics GP board of directors amended the Logistics LTIP and increased the number of common units representing limited partner interests in Delek Logistics (the "Common Units") authorized for issuance under this plan by 300,000 Common Units to 912,207 Common Units. The term of the Logistics LTIP was also extended to June 9, 2031. Equity-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of income and is immaterial for the years ended December 31, 2022, 2021 and 2020.
22.  Shareholders' Equity
Dividends
For 2022, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
June 21, 2022	$0.20	July 12, 2022	July 20, 2022
August 1, 2022	$0.20	August 22, 2022	September 6, 2022
October 31, 2022	$0.21	November 18, 2022	December 2, 2022
February 27, 2023	$0.22	March 10, 2023	March 17, 2023

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
Stock Repurchase Program
On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire. In the second quarter of 2020, we elected to suspend the share repurchase program with a $229.7 million remaining authorization balance. On August 1, 2022, the Board of Directors approved an approximately $170.3 million increase in its share repurchase authorization, bringing the total amount available for repurchases under current authorizations to $400.0 million. During the year ended December 31, 2022, 4,261,185 shares of our common stock were repurchased and cancelled at the time of the transaction for a total of $129.6 million. No repurchases of our common stock were made in the year ended December 31, 2021. As of December 31, 2022, there was $270.4 million of authorization remaining under Delek's aggregate stock repurchase program.
Stock Purchase and Cooperation Agreement
On March 7, 2022, Delek entered into a stock purchase and cooperation agreement (the “Icahn Group Agreement”) with IEP Energy Holding LLC, a Delaware limited liability company, American Entertainment Properties Corp., a Delaware corporation, Icahn Enterprises Holdings L.P., a Delaware limited partnership, Icahn Enterprises G.P. Inc., a Delaware corporation, Beckton Corp., a Delaware corporation, and Carl C. Icahn (collectively, the “Icahn Group”), pursuant to which the Company purchased an aggregate of 3,497,268 shares of common stock of the Company, at a price per share of $18.30, the closing price of a share of Company common stock on the NYSE on March 4, 2022, the last trading day prior to the execution of the Icahn Group Agreement, which equals an aggregate purchase price of $64.0 million. The Company funded the transaction from cash on hand. The 3,497,268 shares were cancelled at the time of the transaction.
In addition to the foregoing, under the terms of the Icahn Group Agreement, the Icahn Group withdrew its nomination notice for the nomination of nominees for election to the Company’s board of directors for the Company’s 2022 annual meeting of stockholders. Under the terms of the

F-54 |

Icahn Group Agreement, the Icahn Group agreed to standstill restrictions, which requires, among other things, that until the completion of the Company’s 2023 annual meeting of stockholders, the Icahn Group will refrain from acquiring additional shares of the Company Common Stock.
23.  Employees
Workforce
As of December 31, 2022, operations, maintenance and warehouse hourly employees along with truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. Of the Tyler refinery employees, 149 of operations, maintenance and warehouse hourly employees are currently covered by a collective bargaining agreement that expires January 31, 2028 while 66 of Tyler refinery truck drivers are currently covered by a collective bargaining agreement that expires November 3, 2024. As of December 31, 2022, operations, maintenance and warehouse hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 351. Of the El Dorado refinery employees, 177 are covered by a collective bargaining agreement which expires on August 1, 2027. As of December 31, 2022, 159 of employees who work at our Big Spring refinery were covered by a collective bargaining agreement that expires March 31, 2027. None of our employees in our logistics segment, retail segment or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.
Postretirement Benefits
Pension Plans
We have two defined benefit pension plans for certain Alon employees. The benefits are based on years of service and the employee’s final average monthly compensation. Our funding policy is to contribute annually no less than the minimum required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those benefits expected to be earned in the future. Both plans are closed to new participants. The pre-tax amounts related to the defined benefit plans recognized as pension benefit liability in the consolidated balance sheets as of December 31, 2022 was $3.1 million.
Financial information related to our pension plans is presented below (in millions):

	Year Ended December 31,
	2022	2021
Change in projected benefit obligation:
Benefit obligation at beginning of year	$140.8	$148.7
Interest cost	3.7	3.5
Actuarial gain	(33.5)	(5.5)
Benefits paid	(5.7)	(5.6)
Other (effect of curtailment/settlement)	—	(0.3)
Projected benefit obligations at end of year	$105.3	$140.8
Change in plan assets:
Fair value of plan assets at beginning of year	$137.9	$138.5
Actual gain (loss) on plan assets	(30.0)	5.0
Employer contribution	—	0.3
Benefits paid	(5.7)	(5.6)
Other (effect of curtailment/settlement)	—	(0.3)
Fair value of plan assets at end of year	$102.2	$137.9
Reconciliation of funded status:
Fair value of plan assets at end of year	$102.2	$137.9
Less projected benefit obligations at end of year	105.3	140.8
Under-funded status at end of year	$(3.1)	$(2.9)

The pre-tax amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost were as follows (in millions):

	Year Ended December 31,
	2022	2021
Net actuarial loss	$6.5	$4.9
Projected benefit obligations at end of year	$6.5	$4.9

F-55 |

The accumulated benefit obligation for each of our pension plans was in excess of the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans were as follows (in millions):

	Year Ended December 31,
	2022	2021
Projected benefit obligation	$105.3	$140.8
Accumulated benefit obligation	$105.3	$140.8
Fair value of plan assets	$102.2	$137.9

The weighted-average assumptions used to determine benefit obligations were as follows:

	Year Ended December 31,
	2022	2021
Discount rate	5.10%	2.75%

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
The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	Year Ended December 31,
	2022	2021	2020
Discount rate	2.75%	2.45%	3.20%
Expected long-term rate of return on plan assets	4.05%	4.65%	5.75%

The components of net periodic benefit cost related to our benefit plans consisted of the following (in millions):

	Year Ended December 31,
Components of net periodic benefit:	2022	2021	2020
Interest cost	3.7	3.5	4.2
Expected return on plan assets	(5.2)	(6.0)	(6.8)
Net periodic benefit	$(1.5)	$(2.5)	$(2.6)

The service cost component of net periodic benefit is included as part of general and administrative expenses in the accompanying statements of income. The other components of net periodic benefit are included as part of other non-operating expense (income), net.

F-56 |

The weighted-average asset allocation of our pension benefits plan assets were as follows:

	Year Ended December 31,
	2022	2021
Investments in common collective trust consisting of:
U.S. and International companies	20.2%	21.2%
Fixed-income	79.8%	78.8%
Total	100.0%	100.0%

The fair value of our pension assets by category were as follows (in millions):

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
Year Ended December 31, 2022
U.S. companies	$—	$14.3	$—	$14.3
International companies	—	6.3	—	6.3
Fixed-income	—	81.6	—	81.6
Total	$—	$102.2	$—	$102.2
Year Ended December 31, 2021
U.S. companies	$—	$19.3	$—	$19.3
International companies	—	9.9	—	9.9
Fixed-income	—	108.7	—	108.7
Total	$—	$137.9	$—	$137.9

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
We made no contributions to the pension plans for the year ended December 31, 2022, and expect no contributions to be made to the pension plans in 2023. There were no employee contributions to the plans. The benefits expected to be paid in each year 2023–2027 are $6.4 million, $7.1 million, $6.9 million, $7.0 million and $7.1 million, respectively. The aggregate benefits expected to be paid in the five years from 2028–2032 are $35.8 million. The expected benefits are based on the same assumptions used to measure our benefit obligation at December 31, 2022 and include estimated future employee service.
401(k) Plans
For the years ended December 31, 2022, 2021 and 2020, we sponsored a voluntary 401(k) Employee Retirement Savings Plans for eligible employees. Employees must be at least 21 years of age and eligibility to participate in the plan is immediate upon employment. Employee contributions are matched on a fully-vested basis by us up to a maximum of 6% of eligible compensation. Eligibility for the Company matching contribution begins immediate upon employment with vesting after one year of service. For the years ended December 31, 2022, 2021 and 2020, the 401(k) plans expense recognized was $10.9 million, $4.8 million and $10.4 million, respectively.
Postretirement Medical Plan
In addition to providing pension benefits, Alon has an unfunded postretirement medical plan covering certain health care and life insurance benefits for certain employees of Alon that retired prior to January 2, 2017, who met eligibility requirements in the plan documents. This plan is closed to new participants. The health care benefits in excess of certain limits are insured. The accrued benefit liability related to this plan reflected in the consolidated balance sheet was $0.8 million and $1.2 million at December 31, 2022 and 2021, respectively.

F-57 |

24. Selected Quarterly Financial Data (Unaudited)
Quarterly financial information for the years ended December 31, 2022 and 2021 is summarized below. The sum of the quarterly results may differ from the annual results presented on our consolidated statements of operations due to rounding. The quarterly financial information summarized below has been prepared by Delek's management and is unaudited (in millions, except per share data).

	For the Three Month Periods Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Net revenues	$4,459.1	$5,982.6	$5,324.9	$4,479.2
Operating income (loss)	$46.7	$493.3	$53.0	$(103.5)
Net income (loss) from continuing operations	$14.8	$368.6	$16.8	$(109.7)
Net income (loss)	$14.8	$368.6	$16.8	$(109.7)
Net income (loss) attributable to Delek	$6.6	$361.8	$7.4	$(118.7)
Basic income (loss) per share from continuing operations	$0.09	$5.11	$0.11	$(1.73)
Diluted income (loss) per share from continuing operations	$0.09	$5.05	$0.10	$(1.73)

	For the Three Month Periods Ended
	March 31, 2021 (1)	June 30, 2021 (1)	September 30, 2021 (1)	December 31, 2021 (1)
Net revenues	$2,392.2	$2,191.5	$2,956.5	$3,108.0
Operating income (loss)	$(47.4)	$(50.2)	$37.9	$25.0
Net income (loss) from continuing operations	$(62.7)	$(48.1)	$20.6	$(5.1)
Net income (loss)	$(62.7)	$(48.1)	$20.6	$(5.1)
Net income (loss) attributable to Delek	$(70.0)	$(56.7)	$11.8	$(13.4)
Basic income (loss) per share from continuing operations	$(0.95)	$(0.77)	$0.16	$(0.18)
Diluted income (loss) per share from continuing operations	$(0.95)	$(0.77)	$0.16	$(0.18)
(1) Adjusted to reflect the retrospective change in accounting policy from LIFO to FIFO for certain inventories. See Note 8 for further discussion.
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
As of December 31, 2022, $22.7 million of our net property, plant, and equipment balance is subject to an operating lease. This agreement does not include options for the lessee to purchase our leasing equipment, nor does it include any material residual value guarantees or material restrictive covenants. The agreement includes a one year renewal option and certain variable payment based on usage.

F-58 |

The following table presents additional information related to our operating leases in accordance ASC 842, Leases ("ASC 842"):

(in millions)	Year Ended December 31,
	2022	2021
Lease Cost
Operating lease costs (1)	$70.4	$67.7
Short-term lease costs (2)	35.9	33.9
Sublease income	(0.2)	(5.8)
Net lease costs	$106.1	$95.8
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$(70.4)	$(67.7)
Leased assets obtained in exchange for new operating lease liabilities	$28.5	$87.1
Leased assets obtained in exchange for new financing lease liabilities	$0.1	$15.7

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years) operating leases	4.3	4.7
Weighted-average remaining lease term (years) financing leases	6.4	6.6
Weighted-average discount rate operating leases (3)	6.1%	6.3%
Weighted-average discount rate financing leases (3)	3.4%	3.2%
(1) Includes an immaterial amount of financing lease cost.
(2) Includes an immaterial amount of variable lease cost.
(3) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

The following is an estimate of the maturity of our lease liabilities for operating and financing leases having remaining noncancelable terms in excess of one year as of December 31, 2022 (in millions) under the lease guidance ASC 842:

Maturity of Lease Liabilities	Total
12 months or less	$61.3
13-24 months	46.7
25-36 months	37.8
37-48 months	20.8
49- 60 months	18.6
Thereafter	29.5
Total future lease payments	214.7
Less: Interest	42.7
Present Value of Lease Liabilities	$172.0

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
Delek US Holdings, Inc.

By: /s/ Reuven Spiegel
Reuven Spiegel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: March 1, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 1, 2023:

/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Executive Chairman

/s/ Avigal Soreq
Avigal Soreq
Director, President and Chief Executive Officer
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

/s/ Leonard Moreno
Leonard Moreno
Director

F-103 |