Form 10-Q
period 2023-03-31
Delek US Holdings, Inc.
filed 2023-05-09
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-38142
DELEK US HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware			35-2581557
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

310 Seven Springs Way, Suite 500	Brentwood	Tennessee	37027
(Address of principal executive offices)			(Zip Code)
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
At May 2, 2023, there were 65,729,167 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents
Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2023

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$865.0	$841.3
Accounts receivable, net	847.8	1,234.4
Inventories, net of inventory valuation reserves	1,314.7	1,518.5
Other current assets	159.4	122.7
Total current assets	3,186.9	3,716.9
Property, plant and equipment:
Property, plant and equipment	4,528.7	4,349.0
Less: accumulated depreciation	(1,646.7)	(1,572.6)
Property, plant and equipment, net	2,882.0	2,776.4
Operating lease right-of-use assets	181.8	179.5
Goodwill	744.3	744.3
Other intangibles, net	310.3	315.6
Equity method investments	354.2	359.7
Other non-current assets	127.2	100.4
Total assets	$7,786.7	$8,192.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,794.1	$1,745.6
Current portion of long-term debt	49.5	74.5
Current portion of obligation under Inventory Intermediation Agreements	57.1	49.9
Current portion of operating lease liabilities	53.4	49.6
Accrued expenses and other current liabilities	915.8	1,166.8
Total current liabilities	2,869.9	3,086.4
Non-current liabilities:
Long-term debt, net of current portion	2,725.5	2,979.2
Obligation under Inventory Intermediation Agreements	479.1	491.8
Environmental liabilities, net of current portion	111.5	111.5
Asset retirement obligations	42.1	41.8
Deferred tax liabilities	283.8	266.5
Operating lease liabilities, net of current portion	121.5	122.4
Other non-current liabilities	29.0	23.7
Total non-current liabilities	3,792.5	4,036.9
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 84,569,103 shares and 84,509,517 shares issued at March 31, 2023 and December 31, 2022, respectively	0.9	0.9
Additional paid-in capital	1,141.2	1,134.1
Accumulated other comprehensive loss	(5.2)	(5.2)
Treasury stock, 17,575,527 shares, at cost, at March 31, 2023 and December 31, 2022, respectively	(694.1)	(694.1)
Retained earnings	557.2	507.9
Non-controlling interests in subsidiaries	124.3	125.9
Total stockholders’ equity	1,124.3	1,069.5
Total liabilities and stockholders’ equity	$7,786.7	$8,192.8
See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In millions, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Net revenues	$3,924.3	$4,459.1
Cost of sales:
Cost of materials and other	3,439.6	4,152.5
Operating expenses (excluding depreciation and amortization presented below)	170.8	142.4
Depreciation and amortization	76.8	62.7
Total cost of sales	3,687.2	4,357.6
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	27.0	27.4
General and administrative expenses	71.5	50.2
Depreciation and amortization	6.6	5.6
Other operating income, net	(10.8)	(28.4)
Total operating costs and expenses	3,781.5	4,412.4
Operating income	142.8	46.7
Interest expense, net	76.5	38.4
Income from equity method investments	(14.6)	(10.9)
Other (income) loss, net	(7.1)	1.3
Total non-operating expense, net	54.8	28.8
Income before income tax expense	88.0	17.9
Income tax expense	15.8	3.1
Net income	72.2	14.8
Net income attributed to non-controlling interests	7.9	8.2
Net income attributable to Delek	$64.3	$6.6
Basic income per share	$0.96	$0.09
Diluted income per share	$0.95	$0.09
Weighted average common shares outstanding:
Basic	66,951,975	73,236,274
Diluted	67,369,374	73,649,266

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Net income	$72.2	$14.8
Other comprehensive loss:
Other loss, net of taxes	—	(0.1)
Total other comprehensive loss	—	(0.1)
Comprehensive income	$72.2	$14.7
Comprehensive income attributable to non-controlling interest	7.9	8.2
Comprehensive income attributable to Delek	$64.3	$6.5

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(In millions, except share and per share data)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	84,509,517	$0.9	$1,134.1	$(5.2)	$507.9	(17,575,527)	$(694.1)	$125.9	$1,069.5
Net income	—	—	—	—	64.3	—	—	7.9	72.2
Common stock dividends ($0.22 per share)	—	—	—	—	(14.7)	—	—	—	(14.7)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9.5)	(9.5)
Equity-based compensation expense	—	—	6.3	—	—	—	—	0.1	6.4
Repurchase of common stock	(16,292)	—	(0.2)	—	(0.2)	—	—	—	(0.4)
Taxes paid due to the net settlement of equity-based compensation	—	—	(0.5)	—	—	—	—	(0.1)	(0.6)
Exercise of equity-based awards	53,643	—	—	—	—	—	—	—	—
Other	22,235	—	1.5	—	(0.1)	—	—	—	1.4
Balance at March 31, 2023	84,569,103	$0.9	$1,141.2	$(5.2)	$557.2	(17,575,527)	$(694.1)	$124.3	$1,124.3

6 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited) (Continued)
(In millions, except share and per share data)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings As Adjusted	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity As Adjusted
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	91,772,080	$0.9	$1,206.5	$(3.8)	$384.7	(17,575,527)	$(694.1)	$119.8	$1,014.0
Net income	—	—	—	—	6.6	—	—	8.2	14.8
Equity-based compensation expense	—	—	5.3	—	—	—	—	0.1	5.4
Distribution to non-controlling interest	—	—	—	—	—	—	—	(8.7)	(8.7)
Sale of Delek Logistics common limited partner units, net	—	—	8.5	—	—	—	—	5.1	13.6
Purchase of Delek common stock from IEP Energy Holding LLC	(3,497,268)	—	(64.0)	—	—	—	—	—	(64.0)
Taxes paid due to the net settlement of equity-based compensation	—	—	(0.3)	—	—	—	—	—	(0.3)
Exercise of equity-based awards	45,800	—	—	—	—	—	—	—	—
Other	—	—	—	(0.1)	—	—	—	—	(0.1)
Balance at March 31, 2022	88,320,612	$0.9	$1,156.0	$(3.9)	$391.3	(17,575,527)	$(694.1)	$124.5	$974.7

See accompanying notes to the condensed consolidated financial statements

7 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$72.2	$14.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83.4	68.3
Non-cash lease expense	15.4	13.4
Deferred income taxes	16.6	10.4
Income from equity method investments	(14.6)	(10.9)
Dividends from equity method investments	8.7	6.6
Non-cash lower of cost or market/net realizable value adjustment	(1.7)	(8.5)
Equity-based compensation expense	6.4	5.4
Other	3.3	4.7
Changes in assets and liabilities:
Accounts receivable	395.9	(628.4)
Inventories and other current assets	166.8	(465.2)
Fair value of derivatives	(0.4)	(68.3)
Accounts payable and other current liabilities	(293.1)	988.6
Obligation under Inventory Intermediation Agreements	(63.5)	101.8
Non-current assets and liabilities, net	(0.3)	(5.9)
Net cash provided by operating activities	395.1	26.8
Cash flows from investing activities:
Distributions from equity method investments	2.1	0.6
Purchases of property, plant and equipment	(211.3)	(29.5)
Purchase of equity securities	(7.5)	—
Purchases of intangible assets	(0.6)	(2.4)
Proceeds from sale of property, plant and equipment	—	1.0
Insurance proceeds	—	0.1
Other	(4.8)	—
Net cash used in investing activities	(222.1)	(30.2)
Cash flows from financing activities:
Proceeds from long-term revolvers	848.6	415.1
Payments on long-term revolvers	(1,123.5)	(409.0)
Payments on term debt	(6.1)	(13.3)
Proceeds from product financing agreements	335.0	317.9
Repayments of product financing agreements	(236.1)	(253.1)
Proceeds from Inventory Intermediation Agreement	32.2	—
Proceeds from termination of Supply & Offtake Obligation	25.8	—
Taxes paid due to the net settlement of equity-based compensation	(0.6)	(0.3)
Repurchase of common stock	(0.4)	—
Distribution to non-controlling interest	(9.5)	(8.7)
Proceeds from sale of Delek Logistics common limited partner units	—	16.4
Purchase of Delek common stock from IEP Energy Holding LLC	—	(64.0)
Dividends paid	(14.7)	—
Net cash (used in) provided by financing activities	(149.3)	1.0
Net increase (decrease) in cash and cash equivalents	23.7	(2.4)
Cash and cash equivalents at the beginning of the period	841.3	856.5
Cash and cash equivalents at the end of the period	$865.0	$854.1
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (Continued)
(In millions)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.9 million and $0.4 million in the 2023,and 2022 periods, respectively	$105.7	24.4
Income taxes	$0.1	$1.0
Non-cash investing activities:
(Decrease) Increase in accrued capital expenditures	$(19.2)	$3.4
Non-cash financing activities:
Non-cash lease liability arising from obtaining right-of-use assets during the period	$19.8	$1.5

See accompanying notes to the condensed consolidated financial statements

8 |

Notes to Condensed Financial Statements (Unaudited)
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
Our condensed consolidated financial statements include the accounts of Delek and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 1, 2023 (the "Annual Report on Form 10-K") and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K.
Our condensed consolidated financial statements include Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), which is a variable interest entity ("VIE"). On June 1, 2022, DKL Delaware Gathering, LLC, a subsidiary of the Delek Logistics, acquired 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC ("3 Bear") from 3 Bear Energy – New Mexico LLC (subsequently renamed to Delek Delaware Gathering ("Delaware Gathering")), related to their crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico (the "Delaware Gathering Acquisition"). See Note 2 - Acquisitions for additional information. As the indirect owner of the general partner of Delek Logistics, we have the ability to direct the activities of this entity that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes for this entity and are Delek Logistics' primary customer. In the event that Delek Logistics incurs a loss, our operating results will reflect such loss, net of intercompany eliminations, to the extent of our ownership interest in this entity.
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
2. Acquisitions
Delek Delaware Gathering (formally 3 Bear)
Delek Logistics completed the Delaware Gathering Acquisition on June 1, 2022 (the "Acquisition Date"), in which it acquired crude oil and natural gas gathering, processing and transportation and storage operations, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico.
The purchase price for Delaware Gathering was $628.3 million. The Delaware Gathering Acquisition was financed through a combination of cash on hand and borrowings under the Delek Logistics' Revolving Facility (as discussed in Note 9 of these consolidated financial statements).
For the three months ended March 31, 2023, we incurred no incremental direct acquisition and integration costs.
Our consolidated financial and operating results reflect the Delaware Gathering Acquisition operations beginning June 1, 2022. Our results of operations included revenue and net income of $44.3 million and $11.5 million, respectively, for the three months ended March 31, 2023.
The Delaware Gathering Acquisition was accounted for using the acquisition method of accounting, whereby the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values. The excess of the consideration paid over the fair value of the net assets acquired was recorded as goodwill.

9 |

Notes to Condensed Financial Statements (Unaudited)
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

Purchase Price Allocation
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed in the Delaware Gathering Acquisition as of June 1, 2022 (in millions):

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

These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of March 31, 2023. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805").
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

10 |

Notes to Condensed Financial Statements (Unaudited)
The goodwill recognized in the Delaware Gathering Acquisition is primarily attributable to enhancing our third-party revenues, further diversification of our customer and product mix, expanding our footprint into the Delaware basin and bolstering our Environmental, Social and Governance ("ESG") optionality through furthering carbon capture opportunities and greenhouse gas reduction projects currently underway. This goodwill is deductible for income tax purposes. Goodwill related to the Delaware Gathering Acquisition is included in the logistics segment.
Unaudited Pro Forma Financial Information
The following table summarizes the unaudited pro forma financial information of the Company assuming the Delaware Gathering Acquisition had occurred on January 1, 2022. The unaudited pro forma financial information has been adjusted to give effect to certain pro forma adjustments that are directly related to the Delaware Gathering Acquisition based on available information and certain assumptions that management believes are factually supportable. The most significant pro forma adjustments relate to (i) incremental interest expense and amortization of deferred financing costs associated with revolving credit facility borrowings incurred in connection with the Delaware Gathering Acquisition, (ii) incremental depreciation resulting from the estimated fair values of acquired property, plant and equipment, (iii) incremental amortization resulting from the estimated fair values of acquired customer relationships intangible (iv) accounting policy alignment, and (v) transaction costs. The unaudited pro forma financial information excludes any expected cost savings or other synergies as a result of the Delaware Gathering Acquisition. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the Delaware Gathering Acquisition been effective as of the dates presented, nor is it indicative of future operating results of the combined company. Actual results may differ significantly from the unaudited pro forma financial information.

Three Months Ended March 31,
(in millions, except per share data)	2022
Net sales	$4,509.5
Net income attributable to Delek	$0.5
Net income per share:
Basic income per share	$0.01
Diluted income per share	$0.01

3. Segment Data
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
The disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The CODM evaluates performance based upon EBITDA attributable to Delek. We define EBITDA attributable to Delek for any period as net income (loss) attributable to Delek plus interest expense, income tax expense (benefit), depreciation and amortization. Segment EBITDA should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered alternatives to net income (loss), which is the most directly comparable financial measure to EBITDA that is in accordance with U.S. GAAP. Segment EBITDA, as determined and measured by us, should also not be compared to similarly titled measures reported by other companies.
Assets by segment are not a measure used to assess the performance of the Company by the CODM and thus are not disclosed.
Refining Segment
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd") as of March 31, 2023, including the following:

11 |

Notes to Condensed Financial Statements (Unaudited)
•Tyler, Texas refinery (the "Tyler refinery");
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
Logistics Segment
Our logistics segment owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. The logistics segment generates revenue by charging fees for gathering, transporting and storing crude oil and natural gas, marketing, distributing, transporting and storing intermediate and refined products and disposing and recycling water in select regions of the southeastern United States, the Delaware Basin in New Mexico and West Texas for our refining segment and third parties, and sales of wholesale products in the West Texas market. The operating results and assets acquired in the Delaware Gathering Acquisition have been included in the logistics segment since June 1, 2022.
Retail Segment
Our retail segment consists of 249 owned and leased convenience store sites as of March 31, 2023, located primarily in West Texas and New Mexico. These convenience stores typically offer various grades of fuel, food and beverage products, general merchandise, and certain food and other services. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery.
Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by EBITDA for the period indicated (in millions):

	Three Months Ended March 31, 2023
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$3,600.8	$118.5	$205.0	$—	$3,924.3
Inter-segment fees and revenues	193.7	125.0	—	(318.7)	—
Total revenues	$3,794.5	$243.5	$205.0	$(318.7)	$3,924.3

Segment EBITDA attributable to Delek	$192.1	$91.4	$6.4	$(49.9)	$240.0
Depreciation and amortization	(56.6)	(21.1)	(2.7)	(3.0)	(83.4)
Interest expense, net	(9.0)	(32.6)	(0.2)	(34.7)	(76.5)
Income tax expense					(15.8)
Net income attributable to Delek					$64.3

Capital spending (excluding business combinations)	$147.6	$36.1	$2.7	$5.7	$192.1

	Three Months Ended March 31, 2022
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$4,166.5	$82.8	$209.5	$0.3	$4,459.1
Inter-segment fees and revenues	225.8	123.8	—	(349.6)	—
Total revenues	$4,392.3	$206.6	$209.5	$(349.3)	$4,459.1

Segment EBITDA attributable to Delek	$80.0	$64.2	$10.3	$(38.1)	$116.4
Depreciation and amortization	(52.8)	(10.4)	(3.5)	(1.6)	(68.3)
Interest expense, net	(0.6)	(14.2)	—	(23.6)	(38.4)
Income tax expense					(3.1)
Net income attributable to Delek					$6.6

Capital spending (excluding business combinations)	$14.3	$9.1	$3.0	$6.5	$32.9

12 |

Notes to Condensed Financial Statements (Unaudited)
4. Earnings Per Share
Basic earnings per share (or "EPS") is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income, as adjusted for changes to income that would result from the assumed settlement of the dilutive equity instruments included in diluted weighted average common shares outstanding, by the diluted weighted average common shares outstanding. For all periods presented, we have outstanding various equity-based compensation awards that are considered in our diluted EPS calculation (when to do so would be dilutive), and is inclusive of awards disclosed in Note 16 to these condensed consolidated financial statements. For those instruments that are indexed to our common stock, they are generally dilutive when the market price of the underlying indexed share of common stock is in excess of the exercise price.
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2023	2022
Numerator:
Numerator for EPS
Net income	$72.2	$14.8
Less: Income attributed to non-controlling interest	7.9	8.2
Numerator for basic and diluted EPS attributable to Delek	$64.3	$6.6

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	66,951,975	73,236,274
Dilutive effect of stock-based awards	417,399	412,992
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	67,369,374	73,649,266

EPS:
Basic income per share	$0.96	$0.09
Diluted income per share	$0.95	$0.09

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	2,181,281	3,088,678

5. Delek Logistics
Delek Logistics
Delek Logistics is a publicly traded limited partnership formed by Delek in 2012 that owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of March 31, 2023, we owned a 78.7% interest in Delek Logistics, consisting of 34,311,278 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying consolidated balance sheets.
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

13 |

Notes to Condensed Financial Statements (Unaudited)

	As of March 31, 2023	As of December 31, 2022
ASSETS
Cash and cash equivalents	$11.0	$8.0
Accounts receivable	60.5	53.3
Inventory	2.7	1.5
Other current assets	2.7	2.4
Property, plant and equipment, net	941.1	924.0
Equity method investments	243.3	257.0
Operating lease right-of-use assets	24.9	24.8
Goodwill	27.1	27.1
Intangible assets, net	358.9	364.8
Other non-current assets	19.4	16.4
Total assets	$1,691.6	$1,679.3
LIABILITIES AND DEFICIT
Accounts payable	$23.1	$57.4
Accounts payable to related parties	4.5	6.1
Current portion of long-term debt	15.0	15.0
Current portion of operating lease liabilities	8.1	8.0
Accrued expenses and other current liabilities	27.2	19.7
Long-term debt	1,693.2	1,646.6
Asset retirement obligations	9.5	9.3
Operating lease liabilities, net of current portion	12.2	12.1
Other non-current liabilities	16.2	15.8
Deficit	(117.4)	(110.7)
Total liabilities and deficit	$1,691.6	$1,679.3

6. Equity Method Investments
Wink to Webster Pipeline
Through our wholly-owned direct subsidiary Delek Energy, we own a 50% investment in W2W Holdings LLC ("HoldCo") which was formed by us and MPLX Operations LLC ("MPLX") to obtain financing and fund capital calls associated with our collective and contributed interests in the Wink to Webster Pipeline LLC ("WWP") Joint Venture. The Company has determined that HoldCo is a VIE. While we have the ability to exert significant influence through participation in board and management committees, we are not the primary beneficiary since we do not have a controlling financial interest in HoldCo, and no single party has the power to direct the activities that most significantly impact HoldCo's economic performance. We account for HoldCo using the equity method of accounting.
On June 2, 2022, HoldCo's wholly-owned finance LLC ("WWP Project Financing JV") refinanced its project finance debt using the proceeds from a $535.0 million senior secured notes issuance due January 31, 2032. In connection with this notes issuance, on June 2, 2022 the WWP Project Financing JV also entered into a senior secured credit agreement that provides for revolving loan commitments in an amount of up to $75.0 million and the issuance of letters of credit in an amount of up to $44.0 million. The maturity date of the revolver and letter credit commitments is June 2, 2027. Distributions received from WWP are first applied to service the WWP Project Financing JV debt, with excess distributions being made to the HoldCo members as provided for in the W2W Holdings LLC Agreement and as allowed for under its debt agreements. The obligations of the HoldCo members under the W2W Holdings LLC Agreement are guaranteed by the parents of the member entities.
As of March 31, 2023, except for the guarantee of member obligations under the joint venture, we do not have other guarantees with or to HoldCo, nor any third-party associated with HoldCo contracted work. The Company's maximum exposure to any losses incurred by HoldCo is limited to its investment. As of March 31, 2023 and December 31, 2022, Delek's HoldCo investment balance totaled $53.5 million and $49.0 million, respectively, and is included in total assets in corporate, other and eliminations in our segment disclosure. For the three months ended March 31, 2023 and 2022, we recognized income of $4.5 million and $2.1 million, respectively, associated with HoldCo activities.
Delek Logistics Investments
Delek Logistics has a 33% membership interest in Red River Pipeline Company LLC (“Red River”), which owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. As of March 31, 2023 and December 31, 2022, Delek's investment balance in Red River totaled $141.6 million and $149.6 million, respectively. We recognized income on the investment totaling $3.8 million and $5.2 million for the three months ended March 31, 2023 and 2022, respectively. This investment is accounted for using the equity method and is included as part of total assets in our logistics segment.

14 |

Notes to Condensed Financial Statements (Unaudited)
In addition to Red River, Delek Logistics has two other joint ventures that own and operate logistics assets, and which serve third parties and subsidiaries of Delek. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems (the "Caddo Pipeline") and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system (the "Rio Pipeline"). As of March 31, 2023 and December 31, 2022, Delek Logistics' investment balance in these joint ventures was $101.7 million and $107.4 million, respectively, and are accounted for using the equity method. We recognized income on these investments totaling $2.5 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively.
Other Investments
In addition to our pipeline joint ventures, we also have a 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S., as well as a 50% interest in a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in Arkansas. As of March 31, 2023 and December 31, 2022, Delek's investment balance in these joint ventures was $57.4 million and $53.7 million, respectively. We recognized income on these investments totaling $3.8 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively. Both investments are accounted for using the equity method. The investment in asphalt terminal operations is included as part of total assets in corporate, other and eliminations in our segment disclosure while the ethanol terminal operations is reflected in the refining segment.
Combined summarized financial information for our equity method investees on a 100% basis is shown below (in millions):

	As of March 31, 2023	As of December 31, 2022
Current assets	$132.2	$116.5
Non-current assets	$1,326.3	$1,333.2
Current liabilities	$28.7	$16.0
Non-current liabilities	$547.6	$553.9

	Three Months Ended March 31,
	2023	2022
Revenues	$84.9	$56.1
Gross profit	$30.3	$21.1
Operating income	$24.8	$17.0
Net income	$31.4	$19.0

7. Inventory
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
The following table presents the components of inventory for each period presented:

	Titled Inventory	Inventory Intermediation Agreement (1)	Total
March 31, 2023
Feedstocks, raw materials and supplies	$392.1	$152.4	$544.5
Refined products and blendstock	374.1	366.4	740.5
Merchandise inventory and other	29.7	—	29.7
Total	$795.9	$518.8	$1,314.7

December 31, 2022
Feedstocks, raw materials and supplies	$479.7	$163.8	$643.5
Refined products and blendstock	490.8	354.8	845.6
Merchandise inventory and other	29.4	—	29.4
Total	$999.9	$518.6	$1,518.5
(1) Refer to Note 8 - Inventory Intermediation Obligations for further information.

15 |

Notes to Condensed Financial Statements (Unaudited)
At March 31, 2023, we recorded a pre-tax inventory valuation reserve of $9.5 million due to a market price decline below our cost of certain inventory products. At December 31, 2022, we recorded a pre-tax inventory valuation reserve of $11.2 million. For the three months ended March 31, 2023 and 2022, we recognized a net reduction (increase) in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of $1.7 million and $8.5 million, respectively.
8. Inventory Intermediation Obligations
The following table summarizes our outstanding obligations under our Inventory Intermediation Agreement and Supply and Offtake Agreements:

	As of March 31, 2023	As of December 31, 2022
Obligations under Inventory Intermediation Agreements
Obligations related to Base Layer Volumes	$479.1	$491.8
Current portion	57.1	49.9
Total Obligations under Inventory Intermediation Agreements	$536.2	$541.7
Other (receivable) payable for monthly activity true-up	$(10.0)	$5.6

Obligations under Supply and Offtake Agreements
Other (receivable) payable for monthly activity true-up	$—	$(34.9)
Included in the Inventory Intermediation Agreement and Supply and Offtake Agreements are cost of financing associated with the value of the inventory and other periodic charges, which we include in interest expense, net in the condensed consolidated statements of income. In addition to the cost of financing charges, we have other intermediation fees which include market structure settlements, where we may pay or receive amounts based on market conditions and volumes subject to the intermediation agreement. These market structure settlements are recorded in cost of materials and other in the condensed consolidated statements of income. The following table summarizes these fees:

	Three Months Ended March 31,
	2023	2022
Net fees and expenses:
Inventory intermediation fees	$5.9	$19.1
Interest expense, net	$14.0	$5.0
Inventory Intermediation Agreements
On December 22, 2022, Delek entered into an inventory intermediation agreement ("Inventory Intermediation Agreement") with Citigroup Energy Inc. ("Citi") in connection with DK Trading & Supply, LLC ("DKTS"), an indirect subsidiary of Delek. Pursuant to the Inventory Intermediation Agreement, Citi will (i) purchase from and sell to DKTS crude oil and other petroleum feedstocks in connection with refining processing operations at El Dorado, Big Spring, and Krotz Springs, (ii) purchase from and sell to DKTS all refined products produced by such refineries other than certain excluded products and (iii) in connection with such purchases and sales, DKTS will enter into certain market risk hedges in each case, on the terms and subject to certain conditions. The Inventory Intermediation Agreement results in up to $800 million of working capital capacity for DKTS. As of March 31, 2023, we had letters of credit outstanding of $90.0 million supporting the Inventory Intermediation Agreement. The Inventory Intermediation Agreement expires December 30, 2024, subject to an extension that can be executed by Citi for an additional twelve months. Prior to December 30, 2022, Delek had Supply and Offtake Agreements (the "Supply and Offtake Agreements" or the "J. Aron Agreements") with J. Aron & Company ("J. Aron"). The Inventory Intermediation Agreement replaced the Supply and Offtake Agreements that expired on December 30, 2022.
The Inventory Intermediation Agreement provides for the lease to Citi of crude oil and refined product storage facilities. At the inception of the Inventory Intermediation Agreement, we transferred title to a certain number of barrels of crude and other inventories to Citi, and the Inventory Intermediation Agreement requires the repurchase of the remaining inventory (including certain "Base Layer Volumes") at the termination. As of March 31, 2023 and December 31, 2022, the volumes subject to the Inventory Intermediation Agreement totaled 6.4 million barrels and 6.3 million barrels, including Base Layer Volumes associated with our non-current inventory intermediation obligation of 5.5 million barrels.
The Inventory Intermediation Agreement is accounted for as an inventory financing arrangement under the fair value election provided by ASC 815 Derivatives and Hedging ("ASC 815") and ASC 825, Financial Instruments ("ASC 825"). Therefore, the crude oil and refined products barrels subject to the Inventory Intermediation Agreement will continue to be reported in our condensed consolidated balance sheets until processed and sold to a third party. At each reporting period, we record a liability equal to the repurchase obligation to Citi at current market prices. The repurchase obligations associated with the Base Layer Volumes are reflected as non-current liabilities on our condensed consolidated balance sheet to the extent that they are not contractually due within twelve months. The remaining obligation resulting from our monthly activity, including long and short inventory positions valued at market-indexed pricing, are included in current liabilities (or receivables) on our condensed consolidated balance sheet.

16 |

Notes to Condensed Financial Statements (Unaudited)
Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other in the condensed consolidated statements of income. With respect to the repurchase obligation, for the three months ended March 31, 2023, we recognized gains of $12.7 million attributable to changes in fair value due to commodity-index price.
Supply & Offtake Agreements
Prior to December 30, 2022, Delek was a party to Supply and Offtake Agreements with J. Aron in connection with its El Dorado, Big Spring and Krotz Springs refineries. Pursuant to the Supply and Offtake Agreements, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market prices, crude oil for processing at these refineries and (ii) we agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced at these refineries. The repurchase of Baseline Volumes at the end of the Supply and Offtake Agreement term (representing the "Baseline Step-Out Liability" or, collectively, the "Baseline Step-Out Liabilities") continued to be recorded at fair value under the fair value election included under ASC 815 and ASC 825. The Baseline Step-Out Liabilities had a floating component whose fair value reflected changes to commodity price risk with changes in fair value recorded in cost of materials. For the three months ended March 31, 2022, we recognized gains in cost of materials and other attributable to changes in fair value due to commodity-index price totaling $148.8 million.
9. Long-Term Obligations
Outstanding borrowings under debt instruments are as follows (in millions):

	March 31, 2023	December 31, 2022
Delek Revolving Credit Facility	$150.0	$450.0
Delek Term Loan Credit Facility	947.6	950.0
Delek Logistics Revolving Facility	770.6	720.5
Delek Logistics Term Loan Facility	296.3	300.0
Delek Logistics 2025 Notes	250.0	250.0
Delek Logistics 2028 Notes	400.0	400.0
United Community Bank Revolver	25.0	50.0
Principle amount of long-term debt	2,839.5	3,120.5
Less: Unamortized discount and deferred financing costs	(64.5)	(66.8)
Total debt, net of unamortized discount and deferred financing costs	2,775.0	3,053.7
Less: Current portion of long-term debt	49.5	74.5
Long-term debt, net of current portion	$2,725.5	$2,979.2

Delek Term Loan Credit Facility
The Delek Term Loan Credit Facility principal of $950.0 million was drawn on November 18, 2022 at a discount of 4.00%. This senior secured facility allows for $400.0 million in incremental loans subject to certain restrictions. Repayment terms include quarterly principal payments of $2.4 million with the balance of principal due on November 19, 2029. At Delek’s option, borrowings bear interest at either the Adjusted Term Secured Overnight Financing Rate ("SOFR") or base rate as defined by the agreement, plus an applicable margin of 2.50% per annum with respect to base rate borrowings and 3.50% per annum with respect to SOFR borrowings. At March 31, 2023 and December 31, 2022, the weighted average borrowing rate was approximately 8.41% and 7.92%; respectively. The effective interest rate was 9.71% as of March 31, 2023.
Delek Logistics Term Loan Facility
The Delek Logistics Term Loan Facility principal of $300.0 million was drawn on October 13, 2022. This senior secured facility requires four quarterly amortization payments of $3.8 million in 2023 and three quarterly amortization payments of $7.5 million in 2024 with final maturity and principal due on October 13, 2024. At Delek Logistics' option, borrowings bear interest at either the SOFR or U.S. dollar prime rate, plus an applicable margin. The applicable margin is 2.50% for the first year and 3.00% for the second year for U.S. dollar primate rate borrowings. SOFR borrowings include a credit spread adjustment of 0.10% to 0.25% plus an applicable margin of 3.50% for the first year and 4.00% for the second year. At March 31, 2023 and December 31, 2022, the weighted average borrowing rate was approximately 8.41% and 7.92%, respectively. The effective interest rate was 8.83% as of March 31, 2023.

17 |

Notes to Condensed Financial Statements (Unaudited)
Revolving Credit Facilities
Available capacity and amounts outstanding for each of our revolving credit facilities as of March 31, 2023 are shown below (in millions):

	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Maturity Date
Delek Revolving Credit Facility(1)	$1,100.0	$150.0	$238.6	$711.4	October 26, 2027
Delek Logistics Revolving Facility(2)	900.0	770.6	—	129.4	October 13, 2027
United Community Bank Revolver(3)	50.0	25.0	—	25.0	June 30, 2023

(1) Total Capacity includes letters of credit up to $500.0 million. This facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.30% per annum. Interest is measured at either the SOFR, base rate, or Canadian dollar bankers’ acceptances rate (“CDOR”), plus an applicable margin of 0.25% to 0.75% per annum with respect to base rate borrowings or 1.25% to 1.75% per annum with respect to SOFR and CDOR. As of March 31, 2023 and December 31, 2022, the weighted average interest rate was 6.31% and 5.67%, respectively.

(2) Total Capacity includes letters of credit up to $115.0 million and $25.0 million for swing line loans. This facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.50% per annum. Interest is measured at either the U.S. dollar prime rate plus an applicable margin of 1.00% to 2.00% depending on Delek Logistics’ leverage ratio, or a SOFR rate plus a credit spread adjustment of 0.10% to 0.25% and an applicable margin ranging from 2.00% to 3.00% depending on the leverage ratio. As of March 31, 2023 and December 31, 2022, the weighted average interest rate was 7.57% and 7.55%, respectively.

(3) Requires a quarterly fee of 0.50% per year on the average unused revolving commitment. The weighted average borrowing rate as of March 31, 2023 and December 31, 2022 was 7.00% and 6.75%, respectively.

Delek Logistics 2025 Notes
Our Delek Logistics 2025 Notes are general unsecured senior obligations comprised of $250.0 million in aggregate principal of 6.75% senior notes maturing on May 15, 2025. The Delek Logistics 2025 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics' existing subsidiaries (other than Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics' future subsidiaries. Interest is payable semi-annually in arrears on May 15 and November 15. As of March 31, 2023, the effective interest rate was 7.19%.
Delek Logistics 2028 Notes
Our Delek Logistics 2028 Notes are general unsecured senior obligations comprised of $400.0 million in aggregate principal amount of 7.125% senior notes maturing June 1, 2028. The Delek Logistics 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries (other than Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. Interest is payable semi-annually in arrears on June 1 and December 1. As of March 31, 2023, the effective interest rate was 7.40%.
Guarantees Under Revolver and Term Facilities
The obligations of the borrowers under the Delek Term Loan Credit Facility and the Delek Revolving Credit Facility are guaranteed by Delek and each of its direct and indirect, existing and future, wholly-owned domestic subsidiaries, subject to customary exceptions and limitations, and excluding Delek Logistics Partners, LP, Delek Logistics GP, LLC, and each subsidiary of the foregoing (collectively, the "MLP Subsidiaries"). Borrowings under the Delek Term Loan Credit Facility and the Delek Revolving Credit Facility are also guaranteed by DK Canada Energy ULC, a British Columbia unlimited liability company and a wholly-owned restricted subsidiary of Delek.
The obligations under the Delek Logistics Revolving Facility and Term Loan Facility are secured by first priority liens on substantially all of Delek Logistics' tangible and intangible assets.
Restrictive Terms and Covenants
Under the terms of our debt facilities, we are required to comply with usual and customary financial and non-financial covenants. Certain of our debt facilities contain limitations on future transactions such as incurrence of additional indebtedness, investments, affiliate transactions, asset acquisitions or dispositions, and dividends or distributions. As of March 31, 2023, we were in compliance with covenants on all of our debt instruments.
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of assets. As of March 31, 2023, we had no subsidiaries with restricted net assets which would prohibit earnings from being transferred to the parent company for its use.

18 |

Notes to Condensed Financial Statements (Unaudited)
10. Derivative Instruments
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
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales ("NPNS") pursuant to ASC 815. If we elect the NPNS exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. Our Canadian crude trading operations are accounted for as derivative instruments, and the related unrealized and realized gains and losses are recognized in other operating income, net on the condensed consolidated statements of income. Additionally, as of and for the three months ended March 31, 2023, other forward contracts accounted for as derivatives that are specific to managing crude costs rather than for trading purposes are recognized in cost of materials and other on the condensed consolidated statements of income in our refining segment, and are included in our disclosures of commodity derivatives in the tables below.
Futures, swaps or other commodity related derivative instruments that are utilized to specifically provide economic hedges on our Canadian forward contract or investment positions are recognized in other operating income, net because that is where the related underlying transactions are reflected.
From time to time, we also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RINs commitment contracts meet the definition of derivative instruments under ASC 815, and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RINs commitment contracts are recorded in cost of materials and other on the condensed consolidated statements of income. As of March 31, 2023, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.

19 |

Notes to Condensed Financial Statements (Unaudited)
The following table presents the fair value of our derivative instruments as of March 31, 2023 and December 31, 2022. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our consolidated balance sheets. See Note 11 for further information regarding the fair value of derivative instruments (in millions).

		March 31, 2023		December 31, 2022
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives (1)	Other current assets	$213.9	$(197.8)	$217.1	$(204.4)
Commodity derivatives (1)	Other current liabilities	54.6	(58.1)	101.0	(129.5)
Commodity derivatives (1)	Other long-term assets	2.9	(2.3)	1.1	(0.8)
RINs commitment contracts (2)	Other current assets	4.1	—	9.7	—
RINs commitment contracts (2)	Other current liabilities	—	(14.4)	—	(6.6)
Total gross fair value of derivatives		275.5	(272.6)	328.9	(341.3)
Less: Counterparty netting and cash collateral (3)		254.6	(253.5)	306.2	(320.0)
Total net fair value of derivatives		$20.9	$(19.1)	$22.7	$(21.3)
(1)As of March 31, 2023 and December 31, 2022, we had open derivative positions representing 178,925,171 and 158,307,020 barrels, respectively, of crude oil and refined petroleum products. Additionally, as of March 31, 2023 and December 31, 2022, we had open derivative positions representing 4,600,000 and 2,310,000 million British Thermal Units ("MMBTU"), respectively, of natural gas products.
(2)As of March 31, 2023 and December 31, 2022, we had open RINs commitment contracts representing 133,850,000 and 259,022,967 RINs, respectively.
(3)As of March 31, 2023 and December 31, 2022, $(1.1) million and $13.8 million, respectively, of cash (obligation) collateral held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our non-trading commodity derivatives and RINs commitment contracts recorded in the consolidated statements of income are as follows (in millions) (2):

	Three Months Ended March 31,
	2023	2022
Gains (losses) on hedging derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$5.3	$(71.4)
Losses on non-trading physical forward contract commodity derivatives in cost of materials and other	(2.4)	(3.4)
Total gains (losses)	$2.9	$(74.8)
(1)     Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $30.0 million and $(70.7) million for the three months ended March 31, 2023 and 2022.
(2)    See separate table below for disclosures about "trading derivatives."

20 |

Notes to Condensed Financial Statements (Unaudited)
Total gains (losses) on our trading derivatives (none of which were designated as hedging instruments) recorded in other operating (income) expense, net on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended March 31,
	2023	2022

Trading Physical Forward Contract Commodity Derivatives
Realized gains	$1.4	$18.0
Unrealized losses	(1.8)	(0.4)
Total	$(0.4)	$17.6

Trading Hedging Commodity Derivatives
Realized gains	$1.4	$15.0
Unrealized gains (losses)	1.1	(17.2)
Total	$2.5	$(2.2)

11. Fair Value Measurements
Our assets and liabilities that are measured at fair value include commodity derivatives, investment commodities, environmental credits obligations, our Inventory Intermediation Agreement, and Supply and Offtake Agreements. ASC 820, Fair Value Measurements ("ASC 820"), requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants.
Our commodity derivative contracts, which consist of commodity swaps, exchange-traded futures, options and physical commodity forward purchase and sale contracts (that do not qualify for the NPNS exception under ASC 815), are valued based on exchange pricing and/or price index developers such as Platts or Argus and are, therefore, classified as Level 2.
To the extent that we have purchased RINs or transferred RINs to our refineries, each refinery’s RINs Obligation may be a surplus or deficit at the end of each reporting period (their respective “Net RINs Obligation”). Because our Net RINs Obligations exceed the RINs we are able to generate annually on a consolidated basis, and because we have the legal ability to transfer RINs generated or purchased through any of our entities to our obligated parties as needed, we view and manage the Company’s individual Net RINs Obligations, as well as any non-obligated party RINs holdings, on a consolidated basis. Therefore, the sum of our individual obligated parties’ Net RINs Obligations as well as RINs held by our non-obligated parties which meet our recognition criteria, comprises the Company’s “Consolidated Net RINs Obligation.” Our RINs commitment contracts are future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our Consolidated Net RINs Obligation. These RINs commitment contracts (which are forward contracts accounted for as derivatives – see Note 10) are categorized as Level 2, and are measured at fair value based on quoted prices from an independent pricing service.
Our environmental credits obligation surplus or deficit includes the Consolidated Net RINs Obligation surplus or deficit, as well as other environmental credit obligation surplus or deficit positions subject to fair value accounting pursuant to our accounting policy. The environmental credits obligation surplus or deficit is categorized as Level 2, if measured at fair value either directly through observable inputs or indirectly through market-corroborated inputs, and gains (losses) related to changes in fair value are recorded as a component of cost of materials and other in the consolidated statements of income. With respect to our Consolidated Net RINs Obligation surplus or deficit, we recognized gains (losses) on changes in fair value totaling $0.3 million and $(1.1) million for the three months ended March 31, 2023 and 2022, respectively, primarily attributable to changes in the market prices of the underlying credits that occurred at the end of each quarter.

21 |

Notes to Condensed Financial Statements (Unaudited)
As of and for the three months ended March 31, 2023 and 2022, we elected to account for our Inventory Intermediation step-out liability and our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. With respect to the Inventory Intermediation Agreement and the amended and restated Supply and Offtake Agreements, we apply fair value measurement as follows: (1) we determine fair value for our amended variable step-out liability based on changes in fair value related to market volatility based on a floating commodity-index price, and for our amended fixed step-out liability based on changes to interest rates and the timing and amount of expected future cash settlements where such obligation is categorized as Level 2. Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other, and changes in fair value due to interest rate risk are recorded as a component of interest expense in the condensed consolidated statements of income; and (2) we determine fair value of the commodity-indexed revolving over/short inventory financing liability based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2 and is presented in the current portion of the Obligation under Inventory Intermediation Agreement on our condensed consolidated balance sheets. Gains (losses) related to the change in fair value are recorded as a component of cost of materials and other in the consolidated statements of income. See Note 8 for discussion of gains and losses recognized from changes in fair value.
The fair value of the Delek Logistics 2028 Notes is measured based on quoted market prices in an active market, defined as Level 1 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $400.0 million and $365.4 million, respectively, as of March 31, 2023, and $400.0 million and $359.7 million, respectively, at December 31, 2022.
The fair value approximates the historical or amortized cost basis comprising our carrying value for all other financial instruments and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$271.4	$—	$271.4
RINs commitment contracts	—	4.1	—	4.1
Total assets	—	275.5	—	275.5
Liabilities
Commodity derivatives	—	(258.2)	—	(258.2)
RINs commitment contracts	—	(14.4)	—	(14.4)
Environmental credits obligation deficit	—	(136.0)	—	(136.0)
Inventory Intermediation Agreement obligation	—	(536.2)	—	(536.2)
Total liabilities	—	(944.8)	—	(944.8)
Net liabilities	$—	$(669.3)	$—	$(669.3)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$319.2	$—	$319.2
RINs commitment contracts	—	9.7	—	9.7
Total assets	—	328.9	—	328.9
Liabilities
Commodity derivatives	—	(334.7)	—	(334.7)
RINs commitment contracts	—	(6.6)	—	(6.6)
Environmental credits obligation deficit	—	(295.5)	—	(295.5)
Inventory Intermediation Agreement obligation	—	(541.7)	—	(541.7)
Total liabilities	—	(1,178.5)	—	(1,178.5)
Net liabilities	$—	$(849.6)	$—	$(849.6)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of March 31, 2023 and December 31, 2022, $(1.1) million and $13.8 million, respectively, of cash (obligation) collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 10 for further information regarding derivative instruments.

22 |

Notes to Condensed Financial Statements (Unaudited)
Non-Recurring Fair Value Measurements
The Delaware Gathering Acquisition was accounted for as a business combination using the acquisition method of accounting, with the assets acquired and liabilities assumed at their respective acquisition date fair values at the closing date. The fair value measurements were based on a combination of valuation methods including discounted cash flows, the market approach and obsolescence adjusted replacement costs, all of which are Level 3 inputs.
12. Commitments and Contingencies
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
As of March 31, 2023, we have recorded an environmental liability of approximately $114.6 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $3.1 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
Included in our environmental liabilities as of both March 31, 2023 and December 31, 2022 is a liability totaling $78.5 million related to a property that we have historically operated as an asphalt and marine fuel terminal both as an owner and, subsequently, as a lessee under an in-substance lease agreement (the “License Agreement”). The License Agreement, which provided us the license to continue operating our asphalt and marine fuel terminal operations on the property for a term of ten years and expired in June 2020, also ascribed a contractual noncontingent indemnification guarantee to certain of our wholly-owned subsidiaries related to certain incremental environmental remediation activities, predicated on the completion of certain property development activities ascribed to the lessor. Our combined liability, comprised of our environmental liability plus the estimated fair value of the noncontingent guarantee liability, was recorded in connection with the Delek/Alon Merger, effective July 1, 2017. While the License Agreement expired in June 2020, it is currently being disputed in litigation where we have determined that no loss accrual is necessary and that the amount of incremental loss that is reasonably possible is immaterial as of March 31, 2023. Such ongoing dispute causes sufficient uncertainty around the release of risk and the appropriate joint and several liability allocations thereunder that we cannot currently determine a more reasonable estimate of the potential total contingent liability that is probable, nor do we have sufficient information to better estimate the fair value of any remaining noncontingent guarantee liability. As such, as of March 31, 2023 and December 31, 2022, except for accretion and expenditures, our combined environmental liability related to the terminal and property remained unchanged.

23 |

Notes to Condensed Financial Statements (Unaudited)
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
El Dorado Refinery Fire
On February 27, 2021, our El Dorado refinery experienced a fire in its Penex unit. Contrary to initial assessments, and despite occurring during the early stages of turnaround activity, the facility suffered operational disruptions as a result of the fire. We continue to incur repair costs that may be recoverable under property and casualty insurance policies. During the three months ended March 31, 2022, we recognized a gain of $4.3 million related to business interruption claims. This gain is included in other operating income in the condensed consolidated statements of income. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and may result in the future recognition of insurance recoveries.
Big Spring Refinery Fire
On November 29, 2022, our Big Spring refinery experienced a fire in its diesel hydrotreater unit. The facility suffered operational disruptions as a result of the fire. Accelerated depreciation due to property damaged in the fire was immaterial. We incurred repair costs that may be recoverable under property and casualty insurance policies and we submitted a claim in 2023. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered property losses and potential insurance claims is ongoing and may result in the future recognition of insurance recoveries.
Winter Storm Uri
During February 2021, the Company experienced a severe weather event ("Winter Storm Uri") which temporarily impacted operations at all of our refineries. Due to the extreme freezing conditions, we experienced reduced throughputs at our refineries as there was a disruption in the crude supply, as well as damages to various units at our refineries requiring additional operating and capital expenditures. We continue to incur repair costs that may be recoverable under property and casualty insurance policies. In addition, during the three months ended March 31, 2023 and 2022, we recognized a gain of $5.1 million and $5.7 million, respectively, related to property and business interruption claims. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and is expected to result in additional future recognition of insurance recoveries.
Crude Oil and Other Releases
There were no material releases that occurred during the three months ended March 31, 2023. For other releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. We do not anticipate material costs associated with any fines or penalties or to complete activities that may be needed to achieve regulatory closure. Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our condensed consolidated statements of income.
Letters of Credit
As of March 31, 2023, we had in place letters of credit totaling approximately $238.6 million with various financial institutions securing obligations primarily with respect to our commodity transactions for the refining segment and certain of our insurance programs. There were no amounts drawn by beneficiaries of these letters of credit at March 31, 2023.
13. Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), we used an estimated annual tax rate to record income taxes for the three months ended March 31, 2023 and 2022. Our effective tax rate was 18.0% and 17.3% for the three months ended March 31, 2023 and 2022, respectively. The difference between the effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to an increase in quarter to date pre-tax earnings and the impact of fixed dollar favorable permanent adjustments on the quarter.

24 |

Notes to Condensed Financial Statements (Unaudited)
14. Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 6). Transactions with our related parties were as follows for the periods presented (in millions):

	Three Months Ended March 31,
	2023	2022
Revenues (1)	$17.9	$16.7
Cost of materials and other (2)	$45.5	$23.4
(1)Consists primarily of asphalt sales which are recorded in corporate, other and eliminations segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

15. Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	March 31, 2023	December 31, 2022
Prepaid expenses	$68.9	$45.4
Investment commodities	40.4	29.8
Short-term derivative assets (see Note 10)	20.2	22.4
Income and other tax receivables	23.9	20.9
Other	6.0	4.2
Total	$159.4	$122.7

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	March 31, 2023	December 31, 2022
Consolidated Net RINs Obligation deficit (see Note 11)	$136.0	$295.5
Crude purchase liabilities	140.4	268.7
Product financing agreements	362.1	258.0
Income and other taxes payable	127.6	120.4
Employee costs	40.6	91.2
Deferred revenue	32.6	44.6
Short-term derivative liabilities (see Note 10)	19.0	21.3
Other	57.5	67.1
Total	$915.8	$1,166.8

16. Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 and Alon USA Energy, Inc. 2005 Long-Term Incentive Plans (collectively, the "Incentive Plans")
Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $5.9 million and $5.1 million for the three months ended March 31, 2023 and 2022, respectively. These amounts are included in general and administrative expenses and operating expenses in the accompanying condensed consolidated statements of income. As of March 31, 2023, there was $45.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years.
We issued net shares of common stock of 53,643 and 45,800 as a result of exercised or vested equity-based awards during the three months ended March 31, 2023 and 2022, respectively. These amounts are net of 20,463 and 17,829 shares withheld to satisfy employee tax obligations related to the exercises and vesting during the three months ended March 31, 2023 and 2022, respectively.

25 |

Notes to Condensed Financial Statements (Unaudited)
17.  Shareholders' Equity
Dividends
For 2023, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
February 27, 2023	$0.22	March 10, 2023	March 17, 2023
May 2, 2023	$0.23	May 15, 2023	May 22, 2023

Stock Repurchase Program
Our Board of Directors has authorized a share repurchase program under which repurchases of Delek common stock may be executed through open market transactions or privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases are made at the discretion of management and will depend on prevailing share prices, general economic and market conditions and other considerations. The authorization has no expiration date. During the three months ended March 31, 2023, 16,292 shares of our common stock were repurchased and cancelled at the time of transaction for a total of $0.4 million. As of March 31, 2023, there was $270.0 million of authorization remaining under Delek's aggregate stock repurchase program.
Stock Purchase and Cooperation Agreement
On March 7, 2022, Delek entered into a stock purchase and cooperation agreement (the “Icahn Group Agreement”) with IEP Energy Holding LLC, a Delaware limited liability company, American Entertainment Properties Corp., a Delaware corporation, Icahn Enterprises Holdings L.P., a Delaware limited partnership, Icahn Enterprises G.P. Inc., a Delaware corporation, Beckton Corp., a Delaware corporation, and Carl C. Icahn (collectively, the “Icahn Group”), pursuant to which the Company purchased an aggregate of 3,497,268 shares of Company common stock from the Icahn Group at a price per share of $18.30, the closing price of a share of Company common stock on the NYSE on March 4, 2022. The aggregate purchase price of $64.0 million was funded from cash on hand. All 3,497,268 shares were cancelled at the time of the transaction.
Under the terms of the Icahn Group Agreement, the Icahn Group withdrew its notice of nomination for members of the Company’s board of directors at the Company’s 2022 annual meeting of stockholders. Under the terms of the Icahn Group Agreement, the Icahn Group agreed to standstill restrictions which require, among other things, that until the completion of the Company’s 2023 annual meeting of stockholders, the Icahn Group will refrain from acquiring additional shares of the Company Common Stock.
18. Leases
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
As of March 31, 2023, $22.2 million of our net property, plant, and equipment balance is subject to an operating lease to a third party. This agreement does not include options for the lessee to purchase our leasing equipment, nor does it include any material residual value guarantees or material restrictive covenants. The agreement includes a one year renewal option and certain variable payments based on usage.

26 |

Notes to Condensed Financial Statements (Unaudited)
The following table presents additional information related to our operating leases in accordance ASC 842, Leases ("ASC 842"):

(in millions)	Three Months Ended March 31,
	2023	2022
Lease Cost
Operating lease costs (1)	$18.2	$17.4
Short-term lease costs (2)	7.6	8.7
Sublease income	—	(0.1)
Net lease costs	$25.8	$26.0
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$(18.2)	$(17.4)
Leased assets obtained in exchange for new operating lease liabilities	$18.3	$1.5
Leased assets obtained in exchange for new financing lease liabilities	$1.4	$—

	March 31, 2023	March 31, 2022
Weighted-average remaining lease term (years) operating leases	4.2	4.5
Weighted-average remaining lease term (years) financing leases	6.3	6.5
Weighted-average discount rate operating leases (3)	6.1%	6.0%
Weighted-average discount rate financing leases (3)	4.0%	3.3%
(1) Includes an immaterial amount of financing lease cost.
(2) Includes an immaterial amount of variable lease cost.
(3) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

19. Subsequent Events
Subsequent to March 31, 2023, we made repurchases of 1,795,335 shares of our common stock that were cancelled at the time of transaction for approximately $40 million.

27 |

Management's Discussion and Analysis
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 1, 2023 (the "Annual Report on Form 10-K"). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements that refer to the acquisition of 3 Bear Delaware Holding – NM, LLC ("3 Bear") (subsequently renamed to Delek Delaware Gathering ("Delaware Gathering")) (the "Delaware Gathering Acquisition"), including any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the outbreak of COVID-19 and its development into a pandemic in early 2020 (the "COVID-19 Pandemic" or the "Pandemic") and its impact on oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning possible future results of operations, business and growth strategies, including as the same may be impacted by the attack on Ukraine by Russia in February 2022 ("the Russia-Ukraine War"), financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
•our ability to execute our strategy of growth through acquisitions such as the Delaware Gathering Acquisition, and capital projects and changes in the expected value of and benefits derived therefrom, including any ability to successfully integrate acquisitions, realize expected synergies or achieve operational efficiency and effectiveness;
•diminishment in value of long-lived assets may result in an impairment in the carrying value of the assets on our balance sheet and a resultant loss recognized in the statement of operations;
•the unprecedented market environment and economic effects of the COVID-19 Pandemic, including uncertainty regarding the timing, pace and extent of economic recovery in the United States ("U.S"). due to the COVID-19 Pandemic;
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

28 |

Management's Discussion and Analysis
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

29 |

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
Business and Economic Environment Overview
Our focus on safe and reliable operations is a pillar which underlines all of our business activities. We continue to identify opportunities to mitigate market risk and focus on efforts that improve our overall cost structure while not compromising operational excellence. During the first quarter of 2023, Delek executed a successful turnaround at the Tyler refinery substantially on time and on budget with zero process or safety incidents. With no other significant planned downtime until late 2024, we expect a return to near full utilization rates during the rest of the year. Refining margins have been strong and demand for refined products has been robust driven by constrained supply in the markets we serve. The favorable domestic crack spreads and increased U.S. export demand has encouraged expansion in domestic refining capacity. We have also benefited from the more favorable crude differentials including the WTI Midland - WTI Cushing differential, as well as favorable calendar month average differentials. Additionally, our integration of Delek Delaware Gathering (formally 3 Bear) has expanded our existing crude oil gathering throughput capacity in the Permian while also extending our product offering to include natural gas gathering and processing as well as wastewater recycling and disposal. Our retail operations have benefited from stable demand from U.S. drivers and present several high-growth opportunities for future investment which will complement our existing operations and build brand equity. Although the near term economic outlook appears favorable, we are positioning the Company for potential economic headwinds that coincide with a potential global downturn in the economy. The expectation of reduction in the reliance of liquid fuels, a tightening of capital markets, increased regulatory pressures, and volatility in the commodity markets, are considerations as Delek moves forward with our strategic initiatives.
The energy-related legislation passed with the Inflation Reduction Act ("IRA") encompasses clean energy financial incentives that are expected to increase capital investment opportunities that focus on the development of production capacity for liquid fuels with lower greenhouse gas emissions ("GHG"). Gulf coast industries should be well positioned for growth, particularly if global trade becomes tied to environmental attributes. Our focus on reduction of greenhouse gas emissions is a key objective as we strive to be a leader in the transition to a carbon neutral future. Delek formed the Sustainable Operations Team ("SOT") in 2022 which is led by our EVP, Operations. The SOT will coordinate execution of our sustainability improvement plans (beginning with GHG reduction targets) ensuring enterprise strategies, business unit operations, capital spending plans, supply chain and personnel pipeline are in alignment and operating as needed to meet established goals. Delek prioritizes stewardship of the environment, and we focus on how to positively impact our shareholders, employees, customers, and the communities where we operate.
Our near-term focus is centered around safe and reliable operations, shareholder returns including debt reductions and unlocking the "sum of the parts" value of our existing business while identifying growth opportunities to enhance the Company's scale and diversify revenue streams, including in the alternative energy markets and creating a long-term sustainable business model. We believe these strategic priorities will maximize the value of our shareholders while optimizing our asset portfolio and balance sheet.
See further discussion on macroeconomic factors and market trends, including the impact on 2023 and the outlook for the rest of the year, in the ‘Market Trends’ section below.

30 |

Management's Discussion and Analysis

Refining Overview
The refining segment (or "Refining") processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 bpd as of March 31, 2023. A high-level summary of the refinery activities is presented below:

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

(1) While the El Dorado refinery has a total nameplate capacity of 80,000 barrels per day ("bpd"), in order to qualify for the small refinery exemption under the Environmental Protection Agency's ("EPA’s") Renewable Fuel Standards regulations, total output cannot exceed 75,000 bpd. We currently expect that the El Dorado refinery’s output will remain under the 75,000 bpd threshold in the current economic environment.
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

Logistics Overview
Our logistics segment (or "Logistics") gathers, transports and stores crude oil and natural gas; markets, distributes, transports and stores refined products; and disposes and recycles water in select regions of the southeastern United States, West Texas and New Mexico for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics (NYSE: DKL), where we owned a 78.7% interest at March 31, 2023. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's gathering and processing business owns or leases capacity on approximately 400 miles of crude oil transportation pipelines, approximately 450 miles of refined product pipelines, and an approximately 1,120-mile crude oil gathering system. The storage and transportation business owns or leases associated crude oil storage tanks with an aggregate of approximately 10.3 million barrels of active shell capacity. It also owns and operates ten light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 264 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.

Retail Overview
Our retail segment (or "Retail") at March 31, 2023 includes the operations of 249 owned and leased convenience store sites located primarily in West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline and diesel under the DK or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and DK or Alon brand names pursuant to a license agreement with 7-Eleven, Inc. In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination and subsequent amendments require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023. Merchandise at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the termination. As of March 31, 2023, we have removed the 7-Eleven brand name at 132 of our store locations. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information.

31 |

Management's Discussion and Analysis

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

32 |

Management's Discussion and Analysis
Long-Term Sustainability Framework: Key Initiatives
Safe and Reliable Operations
We are committed to maintaining safe, reliable, and environmentally responsible operations. We are continuously looking to reduce costs, increase reliability and safety, improve efficiency, and pursue operational improvements. Delek prioritizes stewardship of the environment, and we focus on how to positively impact our shareholders, employees, customers, and the communities where we operate. For 2023, we will be focused on the following:
•Focus on operational excellence by implementing and sustaining a low operating cost model through spending discipline, supply chain management, and innovative solutions.
•Improve discipline around outage spend and optimizing downtimes.
•Continue our progression of digital system implementations that will improve our ability to understand all aspects of our business as well as our ability to make real-time and forward-looking operational decisions. Automate processes and shift operational roles to higher value-added activities.

Shareholder Returns
We believe shareholder value is strengthened through, among other things, a stable dividend complemented by share repurchases and debt reductions. We also want to reward our shareholders with a competitive long-term capital allocation framework. One of our near-term initiatives is centered around unlocking the "sum of the parts" value of our existing business while identifying growth opportunities to enhance the Company's scale and diversify revenue streams, including in the alternative energy markets. We are also committed to lowering costs and improving the efficiency of our cost structure in all aspects of our business and will continue to focus on operational excellence. We are continuously looking to improve our operating and general and administrative cost structure. For 2023, we will be focused on the following:
•Explore opportunities to monetize some of our investment in Delek Logistics, which will help us to better capture tangible value in the Delek valuation, while also improving liquidity in the market for DKL units without dilution of overall DKL market capitalization.
•Reward our shareholders with a competitive long-term capital allocation framework including share repurchases and an evaluation of debt reductions which will continue to strengthen our balance sheet.
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

33 |

Management's Discussion and Analysis

2023 Strategic Developments
The following table highlights our 2023 Strategic Developments:

2023 Key Initiatives
2023 Strategic Developments	Safe & Reliable Operations	Shareholder Returns	Long Term Sustainable Business Model
Improving Discipline Around Outage Spend and Optimizing Downtime:
Successfully completed the Tyler refinery turnaround in the first quarter of 2023 with zero process or safety incidents. The turnaround was completed substantially on time and on budget and positions us to capture market opportunities.
✓
Implementing Phase 1 of Our Zero-Based Budget:
We have taken steps to improve the efficiency of our cost structure and to align with our strategic priorities to drive cost efficiencies, which include cost reductions in general and administrative expenses.
✓
Reducing Debt to Provide Shareholder Value: During the three months ended March 31, 2023, we reduced our long-term obligations by approximately $281.0 million.		✓
Focus on Leadership:
In March 2023, Joseph Israel was named Executive Vice President, Operations and will be responsible for refining operations at Delek and for logistics operations at Delek Logistics. Mr. Israel has 25 years of energy experience and a proven track record of driving operational excellence. Also in March 2023, Patrick Reilly was appointed Executive Vice President and Chief Commercial Officer. Mr. Reilly will work closely with Delek's management team to lead the Company's strategies to achieve its short and long-term objectives. Mr. Reilly has over 20-years of energy oil refining and trading experience. In April 2023, Tommy Chavez was named Senior Vice President, Refining Operations. Mr. Chavez brings over three decades of refining experience.
	✓	✓	✓
Improving Safety Through a Safety Action Plan:
As part of an ongoing review of safety practices across our refining system, we have developed a Safety Action Plan which will require previously un-budgeted capital expenditures and additional labor resources and subject matter experts. The execution of the Safety Action Plan will address a broad range of items, some of which were delayed in implementation due to the pandemic, or for other reasons.
✓

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
Market Outlook for the Remainder of 2023
We have positioned the Company to continue to run safely, reliably and environmentally responsibly at near nameplate capacity while leveraging our new Delek Delaware Gathering lines of business with an eye towards the One Delek vision. Many uncertainties remain with respect to the global supply and demand of the crude oil and refined products markets and it is difficult to predict the ultimate economic impacts this may have on our operations. We expect gasoline and diesel demand to follow typical seasonal patterns resulting from the summer driving season. Crude oil and refined product supply continues to be restricted and should support the continued increased utilization of refining capacity.
See below for further discussion on how certain key market trends impact our operating results.

34 |

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
The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods in 2022 and for the first quarterly period in 2023.

35 |

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
The chart below illustrates the key differentials impacting our refining operations, including WTI Cushing to Brent, WTI Midland to WTI Cushing, and Louisiana Light Sweet crude oil ("LLS") to WTI Cushing for each of the quarterly periods in 2022 and for the first quarterly period in 2023.

Crude Oil Premium (Discount)
(Average per Barrel)
$2.31
$1.51
$2.44
$2.65
$2.88
$0.02
$(0.18)
$(0.24)
$(0.19)
$(0.07)
$(2.97)
$(2.93)
$(5.86)
$(5.95)
$(6.07)
Q1 2022
Q2 2022
Q3 2022
Q4 2022
Q1 2023
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

36 |

Management's Discussion and Analysis
The charts below illustrate the quarterly average prices of Gulf Coast Gasoline ("CBOB"), U.S. High Sulfur Diesel ("HSD") and U.S. Ultra Low Sulfur Diesel ("ULSD") for each of the quarterly periods in 2022 and for the first quarterly period in 2023.

Crack Spreads
Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks/crude oil and the resultant refined products. Generally, a crack spread represents the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel.
The table below reflects the quarterly average Gulf Coast 5-3-2 ULSD, 3-2-1 ULSD and 2-1-1 HSD/LLS crack spreads for each of the quarterly periods in 2022 and for the first quarterly period in 2023.

37 |

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
The chart below illustrates the volatility in RINs for each of the quarterly periods in 2022 and for the first quarterly period in 2023.

38 |

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
The chart below illustrates the quarterly average prices of Waha (Permian Basin) and Henry Hub (Gulf Coast) per million British Thermal Units ("MMBtu") for each of the quarterly periods in 2022 and for the first quarterly period in 2023.

Non-GAAP Measures
Our management uses certain “non-GAAP” operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These financial and operational non-GAAP measures are important factors in assessing our operating results and profitability and include:
•Earnings before interest, taxes, depreciation and amortization ("EBITDA") - calculated as net income (loss) attributable to Delek adjusted to add back interest expense, income tax expense, depreciation and amortization; and
•Refining margin - calculated as gross margin (which we define as sales minus cost of sales) adjusted for operating expenses and depreciation and amortization included in cost of sales.
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

39 |

Management's Discussion and Analysis
Non-GAAP Reconciliations
The following table provides a reconciliation of segment EBITDA to the most directly comparable U.S. GAAP measure, net income attributable to Delek:
Reconciliation of segment EBITDA to net income attributable to Delek

	Three Months Ended March 31,
(In millions)
	2023	2022
Refining segment EBITDA	$192.1	$80.0
Logistics segment EBITDA	91.4	64.2
Retail segment EBITDA	6.4	10.3
Corporate, Other and Eliminations EBITDA	(49.9)	(38.1)
EBITDA attributable to Delek	$240.0	$116.4
Interest expense, net	(76.5)	(38.4)
Income tax expense	(15.8)	(3.1)
Depreciation and amortization	(83.4)	(68.3)
Net income attributable to Delek	$64.3	$6.6

The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin (in millions)

Refining Segment
	Three Months Ended March 31,
	2023	2022
Net revenues	$3,794.5	$4,392.3
Cost of sales	3,654.5	4,365.7
Gross margin	140.0	26.6
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	139.1	122.7
Depreciation and amortization	56.6	52.8
Refining margin	$335.7	$202.1

40 |

Management's Discussion and Analysis
Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions):

Summary Statement of Operations Data (1)	Three Months Ended March 31,
	2023	2022 (2)
Net revenues	$3,924.3	$4,459.1
Cost of sales:
Cost of materials and other	3,439.6	4,152.5
Operating expenses (excluding depreciation and amortization presented below)	170.8	142.4
Depreciation and amortization	76.8	62.7
Total cost of sales	3,687.2	4,357.6
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	27.0	27.4
General and administrative expenses	71.5	50.2
Depreciation and amortization	6.6	5.6
Other operating income, net	(10.8)	(28.4)
Total operating costs and expenses	3,781.5	4,412.4
Operating income	142.8	46.7
Interest expense, net	76.5	38.4
Income from equity method investments	(14.6)	(10.9)
Other income, net	(7.1)	1.3
Total non-operating expenses, net	54.8	28.8
Income before income tax expense	88.0	17.9
Income tax expense	15.8	3.1
Net income	72.2	14.8
Net income attributed to non-controlling interests	7.9	8.2
Net income attributable to Delek	$64.3	$6.6
(1) This information is presented at a summary level for your reference. See the Condensed Consolidated Statements of Income in Item 1. to this Quarterly Report on Form 10-Q for more detail regarding our results of operations and net income (loss) per share.
(2) In the current period, we reassessed the classification of certain expenses and made certain reclassification adjustments to better represent the nature of those expenses. Accordingly, we have made reclassifications to the prior period in order to conform to this revised current period classification, which resulted in a decrease in the prior period general and administrative expenses and an increase in the prior period operating expenses of approximately $2.9 million for the three months ended March 31, 2022.

We report operating results in three reportable segments:
•Refining
•Logistics
•Retail
Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment EBITDA.

41 |

Management's Discussion and Analysis
Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2023 versus the Three Months Ended March 31, 2022.
Net Income
Consolidated net income for the three months ended March 31, 2023 was $72.2 million compared to a net income of $14.8 million for the three months ended March 31, 2022. Consolidated net income attributable to Delek for the three months ended March 31, 2023 was $64.3 million, or $0.96 per basic share, compared to income of $6.6 million, or $0.09 per basic share, for the three months ended March 31, 2022. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
We generated net revenues of $3,924.3 million and $4,459.1 million during the three months ended March 31, 2023 and 2022, respectively, a decrease of $534.8 million, or 12.0%. The decrease in net revenues was primarily due to the following:
•in our refining segment, decreases in volume sold and decreases in the average price of U.S. Gulf Coast gasoline of 11.6%, ULSD of 4.9%, and HSD of 28.6% and decreases in wholesale activity;
•in our logistics segment, decreases in the average volumes of gasoline sold and in the average sales price per gallon of diesel and gasoline sold in our West Texas marketing operations, partially offset by increased volumes from the Midland Gathering operations and incremental revenues from the Delaware Gathering Acquisition; and
•in our retail segment, a decrease in total fuel sales primarily attributable to a $0.26 decrease in average price charged per gallon sold, partially offset by an increase in merchandise sales primarily driven by the same-store sales increase of 5.3%.

Total Operating Costs and Expenses
Cost of Materials and Other
Cost of materials and other was $3,439.6 million for the three months ended March 31, 2023, compared to $4,152.5 million for three months ended March 31, 2022, a decrease of $712.9 million, or 17.2%. The net decrease in cost of materials and other primarily related to the following:
•a decrease in the cost of crude oil feedstocks at the refineries, including a 20.2% decrease in the average cost of WTI Cushing crude oil and a 20.0% decrease in the average cost of WTI Midland crude oil;
•decreases in average RINs cost due to decreased production during the three months ended March 31, 2023 compared to the three months ended March 31, 2022;
•decreases in the average volumes sold and average cost per gallon of gasoline and diesel sold, partially offset by incremental cost of materials and other from the Delaware Gathering Acquisition in our logistics segment; and
•a decrease in retail cost of materials and other due to 6.6% decrease in average cost per gallon sold applied to higher fuel sales volumes.
Operating Expenses
Operating expenses (included in both cost of sales and other operating expenses) were $197.8 million for the three months ended March 31, 2023 compared to $169.8 million in three months ended March 31, 2022, an increase of $28.0 million, or 16.5%. The increase in operating expenses was primarily driven by the following:
•increases in outside services related to maintenance and employee costs including incentive compensation costs.
These increases were partially offset by the following:
•lower natural gas prices in 2023.
General and Administrative Expenses
General and administrative expenses were $71.5 million for the three months ended March 31, 2023 compared to $50.2 million in three months ended March 31, 2022, an increase of $21.3 million, or 42.4%. The increase was primarily driven by the following:
•an increase in employee costs including incentive compensation costs.

42 |

Management's Discussion and Analysis
Depreciation and Amortization
Depreciation and amortization (included in both cost of sales and other operating expenses) was $83.4 million and $68.3 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $15.1 million, or 22.1%.
Other Operating Income, Net
Other operating income, net was $10.8 million and $28.4 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $17.6 million, primarily due to decreased hedge gains realized in 2023 compared to 2022 associated with our trading derivatives.

Non-Operating Expenses, Net
Interest Expense, Net
Interest expense, net was $76.5 million in the three months ended March 31, 2023, compared to $38.4 million for three months ended March 31, 2022, an increase of $38.1 million, or 99.2% primarily due to the following:
•an increase in the average effective interest rate of 372 basis points during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding); and
•an increase in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $699.5 million during the three months ended March 31, 2023 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the three months ended March 31, 2022.
Results from Equity Method Investments
We recognized income from equity method investments of $14.6 million for the three months ended March 31, 2023, compared to $10.9 million for the three months ended March 31, 2022, an increase of $3.7 million. This increase was primarily driven by the following:
•an increase in income from our asphalt terminal equity method investment due to higher volumes and resulting revenue increases; and
•an increase in income from our investment in W2W Holdings LLC to income of $4.5 million during the three months ended March 31, 2023 from income of $2.1 million in the three months ended March 31, 2022.
These increases were partially offset by the following:
•decrease in income from our Red River equity method investment due to lower throughput volumes as a result of the Tyler turnaround and resulting revenue decrease.

Income Taxes
For the three months ended March 31, 2023, we recorded income tax expense of $15.8 million compared to $3.1 million for the three months ended March 31, 2022, primarily driven by the following:
•Our effective tax rates were 18.0% and 17.3% for the three months ended March 31, 2023 and 2022, respectively; and
•an increase in pre-tax net income of $70.1 million.

43 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth selected information concerning our refining segment operations ($ in millions, except per barrel amounts):

Selected Refining Financial Information
	Three Months Ended March 31,
	2023	2022
Revenues	$3,794.5	$4,392.3
Cost of materials and other	3,458.8	4,190.2
Refining Margin	$335.7	$202.1

Operating expenses (excluding depreciation and amortization)	$139.1	$122.7

Refining segment EBITDA	$192.1	$80.0

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
Finally, Refining EBITDA is impacted by regulatory costs associated with the cost of RINs as well as energy costs, including the cost of natural gas. In periods of unfavorable regulatory sentiment, RINs prices can increase at higher rates than crack spreads, or even when crack spreads are declining. This can be particularly impactful on smaller refineries, where the operating cost structure does not have as much scalability as larger refineries. Additionally, volatility in energy costs, which are captured in our operating expenses and impact our Refining EBITDA, can significantly impact our ability to capture crack spreads, with natural gas representing the most significant component. Within Delek’s geographic footprint, we source the majority of our natural gas from the Gulf Coast, and secondarily from the Permian, and we do not currently have the capability at our refineries to switch our energy consumption to utilize alternative sources of fuel. For this reason, unfavorable Gulf Coast (Henry Hub) differentials can impact our crack spread capture.
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

44 |

Management's Discussion and Analysis
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

Refinery Statistics
	Three Months Ended March 31,
	2023	2022
Total Refining Segment
Days in period	90	90
Total sales volume - refined product (average bpd) (1)	271,715	303,865
Total production (average bpd)	266,606	286,058
Crude oil	248,199	272,156
Other feedstocks	20,336	14,871
Total throughput (average bpd):	268,535	287,027

Crude Slate: (% based on amount received in period)
WTI crude oil	69.8%	62.7%
Gulf Coast Sweet Crude	4.7%	9.4%
Local Arkansas crude oil	4.5%	4.4%
Other	21.0%	23.5%

Crude utilization (% based on nameplate capacity)	82.2%	90.1%

45 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended March 31,
	2023	2022
Tyler, TX Refinery
Days in period	90	90
Products manufactured (average bpd):
Gasoline	18,776	37,228
Diesel/Jet	13,042	29,010
Petrochemicals, LPG, natural gas liquids ("NGLs")	736	2,251
Other	1,778	1,670
Total production	34,332	70,159
Throughput (average bpd):
Crude Oil	29,810	66,436
Other feedstocks	4,694	3,720
Total throughput	34,504	70,156
Per barrel of throughput:
Operating expenses	$8.70	$4.64
Crude Slate: (% based on amount received in period)
WTI crude oil	37.5%	86.8%
East Texas crude oil	62.5%	13.2%

El Dorado, AR Refinery
Days in period	90	90
Products manufactured (average bpd):
Gasoline	38,044	36,875
Diesel	27,710	29,178
Petrochemicals, LPG, NGLs	1,290	1,019
Asphalt	7,718	7,123
Other	746	785
Total production	75,508	74,980
Throughput (average bpd):
Crude Oil	72,637	72,091
Other feedstocks	4,558	3,947
Total throughput	77,195	76,038
Per barrel of throughput:
Operating expenses	$4.47	$4.14
Crude Slate: (% based on amount received in period)
WTI crude oil	61.9%	31.4%
Local Arkansas crude oil	14.7%	17.4%
Other	23.4%	51.2%

46 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended March 31,
	2023	2022
Big Spring, TX Refinery
Days in period	90	90
Products manufactured (average bpd):
Gasoline	38,509	32,894
Diesel/Jet	25,642	22,688
Petrochemicals, LPG, NGLs	3,133	3,333
Asphalt	1,642	1,881
Other	2,642	1,280
Total production	71,568	62,076
Throughput (average bpd):
Crude oil	67,989	60,633
Other feedstocks	4,625	1,739
Total throughput	72,614	62,372
Per barrel of refined throughput:
Operating expenses	$5.80	$6.06
Crude Slate: (% based on amount received in period)
WTI crude oil	74.8%	66.7%
WTS crude oil	25.2%	33.3%

Krotz Springs, LA Refinery
Days in period	90	90
Products manufactured (average bpd):
Gasoline	41,846	32,667
Diesel/Jet	32,783	30,994
Heavy Oils	3,509	1,021
Petrochemicals, LPG, NGLs	6,873	6,927
Other	187	7,234
Total production	85,198	78,843
Throughput (average bpd):
Crude Oil	77,764	72,997
Other feedstocks	6,459	5,464
Total throughput	84,223	78,461
Per barrel of throughput:
Operating expenses	$5.21	$4.12
Crude Slate: (% based on amount received in period)
WTI Crude	79.8%	64.3%
Gulf Coast Sweet Crude	14.3%	35.7%
Other	5.9%	—%
(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.

47 |

Management's Discussion and Analysis
Included in the refinery statistics above are the following inter-refinery and sales to other segments:

Inter-refinery Sales
	Three Months Ended March 31,
(in barrels per day)	2023	2022
El Dorado refined product sales to other Delek refineries	—	866
Big Spring refined product sales to other Delek refineries	—	639
Krotz Springs refined product sales to other Delek refineries	—	501

Refinery Sales to Other Segments
	Three Months Ended March 31,
(in barrels per day)	2023	2022

El Dorado refined product sales to other Delek segments	—	7
Big Spring refined product sales to other Delek segments	19,433	21,766

Pricing Statistics (average for the period presented)
	Three Months Ended March 31,
	2023	2022

WTI — Cushing crude oil (per barrel)	$75.96	$95.18
WTI — Midland crude oil (per barrel)	$75.99	$95.01
WTS — Midland crude oil (per barrel)	$75.39	$94.90
LLS (per barrel)	$78.84	$97.49
Brent (per barrel)	$82.10	$97.92

U.S. Gulf Coast 5-3-2 crack spread (per barrel) - utilizing HSD	$16.60	$18.20
U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$32.55	$23.68
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$31.22	$22.84
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$19.08	$17.40

U.S. Gulf Coast Unleaded Gasoline (per gallon)	$2.39	$2.71
Gulf Coast Ultra low sulfur diesel (per gallon)	$2.87	$3.02
U.S. Gulf Coast high sulfur diesel (per gallon)	$1.92	$2.69
Natural gas (per MMBtu)	$2.73	$4.59

(1)For our Tyler and El Dorado refineries, we compare our per barrel refining product margin to the Gulf Coast 5-3-2 crack spread consisting of (Argus pricing) WTI Cushing crude, U.S. Gulf Coast CBOB gasoline and U.S. Gulf Coast Pipeline No. 2 heating oil (ultra low sulfur diesel). For our Big Spring refinery, we compare our per barrel refining margin to the Gulf Coast 3-2-1 crack spread consisting of (Argus pricing) WTI Cushing crude, U.S. Gulf Coast CBOB gasoline and Gulf Coast ultra-low sulfur diesel. Starting in Q1 2023, for our Krotz Springs refinery, we compare our per barrel refining margin to the Gulf Coast 2-1-1 crack spread consisting of (Argus pricing) LLS crude oil, (Argus pricing) U.S. Gulf Coast CBOB gasoline and 50% of (Argus pricing) U.S. Gulf Coast Pipeline No. 2 heating oil (high sulfur diesel) and 50% of (Platts pricing) U.S. Gulf Coast Pipeline No. 2 heating oil (high sulfur diesel). Historical Gulf Coast 2-1-1 crack spread measures have been revised to conform to current period presentation. The Tyler refinery's crude oil input is primarily WTI Midland and East Texas, while the El Dorado refinery's crude input is primarily a combination of WTI Midland, local Arkansas and other domestic inland crude oil. The Big Spring refinery’s crude oil input is primarily comprised of WTS and WTI Midland. The Krotz Springs refinery’s crude oil input is primarily comprised of LLS and WTI Midland.

48 |

Management's Discussion and Analysis
Refining Segment Operational Comparison of the Three Months Ended March 31, 2023 versus the Three Months Ended March 31, 2022.
Revenues
Revenues for the refining segment decreased $597.8 million, or 13.6%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily driven by the following:
•a decrease in the average price of U.S. Gulf Coast gasoline of 11.6%, ULSD of 4.9%, and HSD of 28.6%;
•a decrease in total sales volumes primarily driven by turnaround activities at the Tyler refinery; and
•a decrease in wholesale activity.
Revenues included sales to our retail segment of $102.6 million and $111.7 million, sales to our logistics segment of $91.1 million and $105.9 million and sales to the other segment of $0.0 million and $8.1 million for the three months ended March 31, 2023 and 2022, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Cost of materials and other decreased $731.4 million, or 17.5%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was primarily driven by the following:
•decreases in the cost of WTI Cushing crude oil, from an average of $95.18 per barrel to an average of $75.96, or 20.2%;
•decreases in the cost of WTI Midland crude oil, from an average of $95.01 per barrel to an average of $75.99, or 20.0%;
•a decrease in sales volumes;
•lower natural gas costs; and
•a decrease in RINs expense primarily due to decreased production.
Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $124.6 million and $123.4 million during the three months ended March 31, 2023 and 2022, respectively. We eliminate these intercompany fees in consolidation.

49 |

Management's Discussion and Analysis

Refining Margin
Refining margin increased by $133.6 million, or 66.1%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, with a refining margin percentage of 8.8% as compared to 4.6% for the three months ended March 31, 2023 and 2022, respectively, primarily driven by the following:
•a 37.5% improvement in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 36.7% improvement in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery) and a 9.7% improvement in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery).
These increases were partially offset by the following:
•a decrease in RINs expense primarily due to decreased production; and
•a decrease in total sales volumes primarily driven by turnaround activities at the Tyler refinery.

Operating Expenses
Operating expenses increased $16.4 million, or 13.4%, in the three months ended March 31, 2023, compared to three months ended March 31, 2022. The increase in operating expenses was primarily driven by the following:
•higher employee and outside service costs.
These increases were partially offset by the following:
•lower natural gas prices.

EBITDA
EBITDA increased by $112.1 million, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, driven by an increase in refining margin primarily due to improved crack spreads, lower natural gas prices and lower RINs expense primarily due to decreased production, partially offset by decreased sales volume and increases in employee and outside services costs.

50 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Selected Logistics Financial and Operating Information
	Three Months Ended March 31,
	2023	2022
Revenues	$243.5	$206.6
Cost of materials and other	$126.1	$126.2
Operating expenses (excluding depreciation and amortization)	$24.7	$18.1
EBITDA	$91.4	$64.2

Operating Information:
Gathering & Processing: (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	63,528	72,872
Refined products pipelines	55,003	59,522
SALA Gathering System	13,872	16,156
East Texas Crude Logistics System	10,508	16,056
Midland Gathering Assets (1)	222,112	100,325
Plains Connection System	240,597	162,007
Delaware Gathering Assets: (2)
Natural Gas Gathering and Processing (Mcfd) (3)	74,716	n/a
Crude Oil Gathering (average bpd)	103,725	n/a
Water Disposal and Recycling (average bpd)	88,182	n/a

Wholesale Marketing & Terminalling:
East Texas - Tyler refinery sales volumes (average bpd) (4)	34,816	70,578
Big Spring wholesale marketing throughputs (average bpd)	78,380	75,549
West Texas wholesale marketing throughputs (average bpd)	8,696	9,913
West Texas wholesale marketing margin per barrel	$2.58	$3.04
Terminalling throughputs (average bpd) (5)	93,305	137,622
(1) Formerly known as the Permian Gathering System. Excludes volumes that are being temporarily transported via trucks while connectors are under construction.
(2) Formally known as 3 Bear, which was acquired June 1, 2022.
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

51 |

Management's Discussion and Analysis
Logistics Segment Operational Comparison of the Three Months Ended March 31, 2023 versus the Three Months Ended March 31, 2022.
Revenues increased by $36.9 million, or 17.9%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily driven by the following:
•incremental revenues from the Delaware Gathering Acquisition; and
•increase in volumes associated with Midland Gathering operations due to new connections finalized during 2022.
This increase was partially offset by the following:
•decreases in the average sales prices per gallon of gasoline and diesel sold and volume of diesel and gasoline sold in our West Texas marketing operations;
•decreases in pipeline throughputs.
Revenues included sales to our refining segment of $124.6 million and $123.4 million for the three months ended March 31, 2023 and 2022, respectively, and sales to our other segment of $0.4 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Cost of materials and other for the logistics segment decreased by $0.1 million, or 0.1%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was primarily driven by the following:
•decreases in the average cost per gallon of gasoline and diesel sold and decreases in the average volumes of diesel and gasoline sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold decreased $0.22 per gallon and $0.10 per gallon, respectively; and
◦the average volumes of diesel sold decreased by 0.9 million gallons and gasoline volumes sold decreased by 2.8 million gallons.
These decreases were partially offset by the following:
•incremental cost of materials and other from the Delaware Gathering Acquisition.
Our logistics segment purchased product from our refining segment of $91.1 million and $105.9 million for the three months ended March 31, 2023 and 2022, respectively. We eliminate these intercompany costs in consolidation.

52 |

Management's Discussion and Analysis

Operating Expenses
Operating expenses increased by $6.6 million, or 36.5%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by the following:
•increase due to additional expenses associated with Delaware Acquisition.

EBITDA
EBITDA increased by $27.2 million, or 42.4%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by the following:
•higher throughput volumes; and
•incremental EBITDA from the Delaware Gathering Acquisition.

53 |

Management's Discussion and Analysis

Retail Segment
The tables below set forth certain information concerning our retail segment operations (gross sales $ in millions):

Selected Retail Financial and Operating Information
	Three Months Ended March 31,
	2023	2022
Revenues	$205.0	$209.5
Cost of materials and other	$170.0	$173.0
Operating expenses (excluding depreciation and amortization)	$24.6	$22.7

EBITDA	$6.4	$10.3

Operating Information
	Three Months Ended March 31,
	2023	2022
Number of stores (end of period)	249	248
Average number of stores	249	248
Average number of fuel stores	244	243
Retail fuel sales	$131.1	$139.9
Retail fuel sales (thousands of gallons)	39,964	39,505
Average retail gallons per average number of stores (in thousands)	164	163
Average retail sales price per gallon sold	$3.28	$3.54
Retail fuel margin ($ per gallon) (1)	$0.266	$0.314
Merchandise sales (in millions)	$73.9	$69.7
Merchandise sales per average number of stores (in millions)	$0.3	$0.3
Merchandise margin %	33.0%	34.6%

Same-Store Comparison (2)
	Three Months Ended March 31,
	2023	2022

Change in same-store retail fuel gallons sold	(1.7)%	0.8%
Change in same-store merchandise sales	5.3%	(5.2)%

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

54 |

Management's Discussion and Analysis
Retail Segment Operational Comparison of the Three Months Ended March 31, 2023 versus the Three Months Ended March 31, 2022.
Revenues
Revenues for the retail segment decreased by $4.5 million, or 2.1%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by the following:
•a decrease in total fuel sales which were $131.1 million for the three months ended March 31, 2023 compared to $139.9 million for the three months ended March 31, 2022, primarily attributable to a $0.26 decrease in average price charged per gallon sold.
These decreases were partially offset by the following:
•an increase in merchandise sales to $73.9 million for the three months ended March 31, 2023 compared to $69.7 million for the three months ended March 31, 2022, primarily driven by the same-store sales increase of 5.3%.

55 |

Management's Discussion and Analysis
Cost of Materials and Other
Cost of materials and other for the retail segment decreased by $3.0 million, or 1.7%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by the following:
•a decrease in average cost per gallon of $0.21 ,or 6.6%.
Our retail segment purchased finished product from our refining segment of $102.6 million and $111.7 million for the three months ended March 31, 2023 and 2022, respectively. We eliminate this intercompany cost in consolidation.

Operating Expenses
Operating expenses for the retail segment increased by $1.9 million, or 8.4%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily driven by higher employee cost in 2023.

EBITDA
EBITDA for the retail segment decreased by $3.9 million, a 37.9% decrease in EBITDA, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by the following:
•a decrease in average fuel margin of $0.048 per gallon, partially offset by an increase in fuel sales volume; and
•an increase in operating expenses due to higher employee costs.

56 |

Management's Discussion and Analysis
Liquidity and Capital Resources
Sources of Capital
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At March 31, 2023 our total liquidity amounted to $1.7 billion comprised primarily of $865.8 million in unused credit commitments under our revolving credit facilities (as discussed in Note 9 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) and $865.0 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends and fund operational capital expenditures. On May 2, 2023, our Board of Directors approved a quarterly cash dividend of $0.23 per share of our common stock.
Other funding sources including borrowings under existing credit agreements, and issuance of equity and debt securities have been utilized to meet our funding requirements and support our growth capital projects and acquisitions. In addition, we have historically been able to source funding at terms that reflect market conditions, our financial position and our credit ratings and expect future funding sources to be at terms that are sustainable and profitable for the Company. However, there can be no assurances regarding the availability of future debt or equity financings or whether such financings can be made available on terms that are acceptable to us; any execution of such financing activities will be dependent on the contemporaneous availability of functioning debt or equity markets. Additionally, new debt financing activities will be subject to the satisfaction of any debt incurrence limitation covenants in our existing financing agreements. Our debt limitation covenants in our existing financing documents are usual and customary for credit agreements of our type and reflective of market conditions at the time of their execution. Additionally, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, or to pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including oil prices, some of which are beyond our control.
As of March 31, 2023, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Term Loan Credit Facility (see further discussion in Note 9 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q). Additionally, we were in compliance with incurrence covenants to the extent triggered during the quarter ended March 31, 2023. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may pay dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to): available borrowings under our existing Delek Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Revolving Facility; the allowance to incur an additional $400.0 million of secured debt under the Delek Term Loan Credit Facility (see further discussion of these facilities in Note 9 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks or joint ventures, as otherwise contemplated and allowed under our incurrence covenants.
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Three Months Ended March 31,
	2023	2022
Cash Flow Data:
Operating activities	$395.1	$26.8
Investing activities	(222.1)	(30.2)
Financing activities	(149.3)	1.0
Net increase (decrease)	$23.7	$(2.4)

Cash Flows from Operating Activities
Net cash provided by operating activities was $395.1 million for the three months ended March 31, 2023, compared to $26.8 million for the comparable period of 2022. Increases were a result of a net $446.6 million positive impact generated by strong operating results and favorable changes in working capital, an increase in dividends received of $2.1 million, and a decrease in income taxes paid of $0.9 million. Partially offsetting these increases in net cash provided by operating activities was an increase in cash paid for debt interest of $81.3 million.

57 |

Management's Discussion and Analysis
Cash Flows from Investing Activities
Net cash used in investing activities was $222.1 million for the three months ended March 31, 2023, compared to $30.2 million in the comparable period of 2022. The increase in cash flows used in investing activities were primarily due to the $181.8 million increase in purchases of property, plant and equipment, substantially driven by maintenance projects associated with the Tyler turnaround, other refinery additions and various interconnects associated with Logistics assets. During the three months ended March 31, 2023, we also made payments of $12.3 million for equity interests and other investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $149.3 million for the three months ended March 31, 2023, compared to cash provided of $1.0 million in the comparable 2022 period. The decrease in cash provided was predominantly due to net payments on long-term revolvers and term debt of $281.0 million during the three months ended March 31, 2023, compared to net payments of $7.2 million in the comparable 2022 period, dividend payments of $14.7 million made during the three months ended March 31, 2023. and proceeds received of $16.4 million in the comparable 2022 period for the sale of Delek Logistics common limited partner units.
These decreases in cash flows were partially offset by share repurchases of $63.6 million in 2022, combined with the impact of the following: net proceeds from product financing arrangements of $98.9 million for the three months ended March 31, 2023 compared to net proceeds of $64.8 million in the comparable 2022 period, and the receipt of settlement proceeds of $58.0 million during the first quarter of 2023 associated with the termination of the J. Aron Supply & Offtake Agreements and origination of the Citi Inventory Intermediation Agreement..
Cash Position and Indebtedness
As of March 31, 2023, our total cash and cash equivalents were $865.0 million and we had total long-term indebtedness of approximately $2,775.0 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $64.5 million. Additionally, we had letters of credit issued of approximately $238.6 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $865.8 million. The decrease of $281.0 million in total long-term indebtedness as of March 31, 2023 compared to December 31, 2022 resulted primarily from a decrease in net borrowings under the Delek Revolving Credit Facility and the United Community Bank Revolver, partially offset by an increase in net borrowings under the Delek Logistics Revolving Facility. As of March 31, 2023, our total long-term indebtedness (as defined in Note 9 of the condensed consolidated financial statements in Item 1. Financial Statements) consisted of the following:
•aggregate principal of $150.0 million under the Delek Revolving Credit Facility (maturity of October 26, 2027 and average borrowing rate of 6.31%);
•aggregate principal of $947.6 million under the Delek Term Loan Credit Facility (maturity of November 19, 2029 and effective interest of 9.71%);
•aggregate principal of $770.6 million under the Delek Logistics Revolving Facility, (maturity of October 13, 2027 and average borrowing rate of 7.57%);
•aggregate principal of $296.3 million under the Delek Logistics Term Loan Facility (maturity of October 13, 2024 and average borrowing rate of 8.41%);
•aggregate principal of $250.0 million under the Delek Logistics 2025 Notes (due in 2025, with effective interest rate of 7.19%);
•aggregate principal of $400.0 million under the Delek Logistics 2028 Notes (due in 2028, with effective interest rate of 7.40%); and
•aggregate principal of $25.0 million under the United Community Bank Revolver (maturity of June 30, 2023 and average borrowing rate of 7.00%).
See Note 9 to our accompanying condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for additional information about our separate debt and credit facilities.
Additionally, we utilize other financing arrangements to finance operating assets and/or, from time to time, to monetize other assets that may not be needed in the near term, when internal cost of capital and other criteria are met. Such arrangements include our inventory intermediation arrangement, which finances a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs or other non-inventory product financing liabilities. Our inventory intermediation obligation with Citi was $536.2 million at March 31, 2023, $57.1 of which is current, and the remaining balance of $479.1 million which is due on December 30, 2024. See Note 8 of the accompanying condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for additional information about our inventory intermediation agreement. Our product financing liabilities consisted primarily of RIN financings as of March 31, 2023, and totaled $362.1 million, all of which is due in the next 12 months. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of our December 31, 2022 Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Cash Requirements" section below.
Debt Ratings
We receive debt ratings from the major ratings agencies in the U.S. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, commodity pricing levels, our liquidity, asset quality, reserve mix, debt levels and seniorities, cost structure, planned asset sales and production growth opportunities.

58 |

Management's Discussion and Analysis
There are no "rating triggers" in any of our contractual debt obligations that would accelerate scheduled maturities should our debt rating fall below a specified level. However, a downgrade could adversely impact our interest rate on new credit facility borrowings and the ability to economically access debt markets in the future. Additionally, any rating downgrades may increase the likelihood of us having to post additional letters of credit or cash collateral under certain contractual arrangements.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the three months ended March 31, 2023, by segment, as well as planned capital expenditures for the full year 2023 by operating segment and major category (in millions):

	2023 Forecast	Three Months Ended March 31, 2023 Actual
Refining
Regulatory	$21.5	$1.1
Sustaining maintenance, including turnaround activities	173.1	146.4
Growth projects	7.2	0.1
Refining segment total	201.8	147.6
Logistics
Regulatory	13.1	0.1
Sustaining maintenance	4.0	3.1
Growth projects	64.2	32.9
Logistics segment total	81.3	36.1
Retail
Regulatory	—	—
Sustaining maintenance	26.9	2.4
Growth projects	4.2	0.3
Retail segment total	31.1	2.7
Corporate and Other
Regulatory	1.1	0.7
Sustaining maintenance	33.1	4.1
Growth projects	2.1	0.9
Other total	36.3	5.7
Total capital spending	$350.5	$192.1

The amount of our capital expenditure budget is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects and subject to the changes and uncertainties discussed under the 'Forward-Looking Statements' section of Item 2. Management Discussion and Analysis, of this Quarterly Report on Form 10-Q. For further information, please refer to our discussion in Item 1A. Risk Factors, of our December 31, 2022 Annual Report on Form 10-K.

59 |

Management's Discussion and Analysis
Cash Requirements
Long-Term Cash Requirements Under Contractual Obligations
Information regarding our known cash requirements under contractual obligations of the types described below as of March 31, 2023, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long-term debt and notes payable obligations	$49.5	$550.3	$939.6	$1,300.1	$2,839.5
Interest (1)	218.6	389.4	316.6	139.9	1,064.5
Operating lease commitments (2)	61.3	81.6	37.2	22.7	202.8
Purchase commitments (3)	591.9	—	—	—	591.9
Product financing agreements (4)	362.1	—	—	—	362.1
Transportation agreements (5)	186.1	366.8	301.0	426.0	1,279.9
Inventory intermediation obligation (6)	102.4	513.3	—	—	615.7
Total	$1,571.9	$1,901.4	$1,594.4	$1,888.7	$6,956.4
(1) Expected interest payments on debt outstanding at March 31, 2023. Floating interest rate debt is calculated using March 31, 2023 rates. For additional information, see Note 9 to the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of March 31, 2023.
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
(4) Balances consist of obligations under RINs product financing arrangements, as described in Note 12 to the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q and further discussed in the ''Environmental Credits and Related Regulatory Obligations' accounting policy included in Note 2 to our consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of our December 31, 2022 Annual Report on Form 10-K.
(5) Balances consist of contractual obligations under agreements with third parties (not including Delek Logistics) for the transportation of crude oil to our refineries.
(6) Balances consist of contractual obligations under the Citi Inventory Intermediation Agreement, including principal obligation for the Baseline Volume Step-Out Liability and other recurring fees. For additional information, see Note 8 to the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

Other Cash Requirements
Our material short-term cash requirements under contractual obligations are presented above, and we expect to fund the majority of those requirements with cash flows from operations. Our other cash requirements consisted of operating activities and capital expenditures. Operating activities include cash outflows related to payments to suppliers for crude and other inventories (which are largely reflected in our contractual purchase commitments in the table above) and payments for salaries and other employee related costs. Cash outlays in the first quarter of 2023 included incentive compensation payments that were earned and accrued in 2022. In line with our Long-term Sustainable strategy, future cash requirements will include initiatives to build on our long-term sustainable business model, ESG initiatives and sum of the parts initiatives.
Refer to the cash flow section for our operating activities spend during the three months ended March 31, 2023. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity.
Refer to the 'Capital Spending' section for our capital expenditures for three months ended March 31, 2023 and our anticipated cash requirements for planned capital expenditures for the full year 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
These disclosures should be read in conjunction with the condensed consolidated financial statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other information presented herein, as well as in the "Quantitative and Qualitative Disclosures About Market Risk" section contained in our Annual Report on Form 10-K, filed on March 1, 2023.

60 |

Management's Discussion and Analysis
Price Risk Management Activities
At times, we enter into the following instruments/transactions in order to manage our market-indexed pricing risk: commodity derivative contracts which we use to manage our price exposure to our inventory positions, future purchases of crude oil and ethanol, future sales of refined products or to fix margins on future production; and future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs obligations and meet the definition of derivative instruments under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging ("ASC 815"). In accordance with ASC 815, all of these commodity contracts and future purchase commitments are recorded at fair value, and any change in fair value between periods has historically been recorded in the profit and loss section of our condensed consolidated financial statements. Occasionally, at inception, the Company will elect to designate the commodity derivative contracts as cash flow hedges under ASC 815. Gains or losses on commodity derivative contracts accounted for as cash flow hedges are recognized in other comprehensive income on the condensed consolidated balance sheets and, ultimately, when the forecasted transactions are completed in net revenues or cost of materials and other in the condensed consolidated statements of income.
The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are presented separately below), as of March 31, 2023 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2023	2024
Contracts not designated as hedging instruments:
Crude oil price swaps - long (1)	$(31.7)	85,082,000	68,113,000	16,969,000
Crude oil price swaps - short (1)	45.2	80,696,000	62,711,000	17,985,000
Inventory, refined product and crack spread swaps - long (1)	4.7	4,235,000	4,235,000	—
Inventory, refined product and crack spread swaps - short (1)	(3.9)	5,515,000	5,515,000	—
Natural gas swaps - long (3)	(2.1)	4,600,000	4,600,000	—
RINs commitment contracts - long (2)	(14.5)	113,850,000	113,850,000	—
RINs commitment contracts - short (2)	4.1	20,000,000	20,000,000	—
Total	$1.8
(1) Volume in barrels.
(2) Volume in RINs.
(3) Volume in MMBtu.

Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $2,189.5 million as of March 31, 2023. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of March 31, 2023 would be to change interest expense by approximately $21.9 million.
Inflation
Inflationary factors, such as increases in the costs of our inputs, operating expenses, and interest rates may adversely affect our operating results. During the first quarterly period in 2023, our results of operations were negatively affected by higher labor costs and supply chain disruptions, the uncertain economic environment, and macroeconomic and geopolitical events and trends. We expect these cost pressures and supply chain challenges to continue through 2023. In addition, current or future governmental policies may increase the risk of inflation, which could further increase costs and may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of sales if the prices at which we are able to sell our products and services do not increase in line with increases in costs.

61 |

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
The following table sets forth information relating to trading commodity derivative contracts as of March 31, 2023 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2023
Crude forward contracts - long(1)	91.1	1,384,095	1,384,095
Crude forward contracts - short(1)	(129.2)	2,013,076	2,013,076
Total	$(38.1)
(1) Volume in barrels.

62 |

Controls and Procedures
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
We acquired 3 Bear effective June 1 2022, and have included the operating results and assets and liabilities of 3 Bear in our consolidated financial statements as of March 31, 2023. As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Company’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of 3 Bear that are subsumed by internal control over financial reporting. 3 Bear accounted for approximately 8.3% of total assets as of March 31, 2023 and approximately 1.1% of total revenues of the Company for the three months ended on March 31, 2023. Other than our internal controls for 3 Bear, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

63 |

Other Information
Part II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 12 to our accompanying condensed consolidated financial statements, which is incorporated by reference in this Item 1, for additional information. Aside from the disclosure updated in Note 12, there have been no material developments to the proceedings previously reported in our Annual Report on Form 10-K filed on March 1, 2023.
ITEM 1A. RISK FACTORS
There were no material changes during the three months ended March 31, 2023 to the risk factors identified in the Company’s fiscal 2022 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended March 31, 2023 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act (inclusive of all purchases that have settled as of March 31, 2023).

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2023	16,292	$26.97	16,292	$270.0
February 1 - February 28, 2023	—	—	—	$270.0
March 1 - March 31, 2023	—	—	—	$270.0
Total	16,292	$26.97	16,292	N/A
(1)      See further discussion in Note 17 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

64 |

Exhibit No.		Description

10.1	*#	First Amendment to Executive Chairman Employment Agreement by and between the Company and Ezra Uzi Yemin, dated as of March 1, 2023.

10.2	*#	First Amendment to Executive Employment Agreement by and between the Company and Reuven Spiegel, dated as of March 1, 2023.

10.3	*#	Executive Employment Agreement by and between the Company and Joseph Israel, dated as of March 27, 2023.

31.1	#	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	#	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	##	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	##	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and March 31, 2022 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2023 and 2022 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2023 and 2022 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.
#	Filed herewith
##	Furnished herewith

65 |

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

Dated: May 9, 2023

66 |