Form 10-Q
period 2023-06-30
Delek US Holdings, Inc.
filed 2023-08-09
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At August 1, 2023, there were 64,817,914 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents
Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2023

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$821.6	$841.3
Accounts receivable, net	1,003.5	1,234.4
Inventories, net of inventory valuation reserves	1,276.4	1,518.5
Other current assets	94.6	122.7
Total current assets	3,196.1	3,716.9
Property, plant and equipment:
Property, plant and equipment	4,577.2	4,349.0
Less: accumulated depreciation	(1,708.0)	(1,572.6)
Property, plant and equipment, net	2,869.2	2,776.4
Operating lease right-of-use assets	169.5	179.5
Goodwill	744.3	744.3
Other intangibles, net	305.1	315.6
Equity method investments	363.7	359.7
Other non-current assets	121.6	100.4
Total assets	$7,769.5	$8,192.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,990.1	$1,745.6
Current portion of long-term debt	49.5	74.5
Current portion of obligation under Inventory Intermediation Agreement	—	49.9
Current portion of operating lease liabilities	50.2	49.6
Accrued expenses and other current liabilities	824.8	1,166.8
Total current liabilities	2,914.6	3,086.4
Non-current liabilities:
Long-term debt, net of current portion	2,761.4	2,979.2
Obligation under Inventory Intermediation Agreement	453.4	491.8
Environmental liabilities, net of current portion	111.6	111.5
Asset retirement obligations	42.5	41.8
Deferred tax liabilities	280.7	266.5
Operating lease liabilities, net of current portion	113.4	122.4
Other non-current liabilities	29.0	23.7
Total non-current liabilities	3,792.0	4,036.9
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 83,150,295 shares and 84,509,517 shares issued at June 30, 2023 and December 31, 2022, respectively	0.8	0.9
Additional paid-in capital	1,121.8	1,134.1
Accumulated other comprehensive loss	(5.3)	(5.2)
Treasury stock, 17,575,527 shares, at cost, at June 30, 2023 and December 31, 2022, respectively	(694.1)	(694.1)
Retained earnings	518.1	507.9
Non-controlling interests in subsidiaries	121.6	125.9
Total stockholders’ equity	1,062.9	1,069.5
Total liabilities and stockholders’ equity	$7,769.5	$8,192.8
See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$4,195.6	$5,982.6	$8,119.9	$10,441.7
Cost of sales:
Cost of materials and other	3,766.6	5,082.6	7,206.2	9,235.1
Operating expenses (excluding depreciation and amortization presented below)	188.7	192.7	359.5	335.1
Depreciation and amortization	82.6	62.8	159.4	125.5
Total cost of sales	4,037.9	5,338.1	7,725.1	9,695.7
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	31.1	34.0	58.1	61.4
General and administrative expenses	75.8	122.3	147.3	172.5
Depreciation and amortization	6.8	5.2	13.4	10.8
Other operating income, net	(6.1)	(10.3)	(16.9)	(38.7)
Total operating costs and expenses	4,145.5	5,489.3	7,927.0	9,901.7
Operating income	50.1	493.3	192.9	540.0
Interest expense, net	80.4	43.6	156.9	82.0
Income from equity method investments	(25.5)	(15.7)	(40.1)	(26.6)
Other expense (income), net	0.5	(3.6)	(6.6)	(2.3)
Total non-operating expense, net	55.4	24.3	110.2	53.1
(Loss) income before income tax (benefit) expense	(5.3)	469.0	82.7	486.9
Income tax (benefit) expense	(3.8)	100.4	12.0	103.5
Net (loss) income	(1.5)	368.6	70.7	383.4
Net income attributed to non-controlling interests	6.8	6.8	14.7	15.0
Net (loss) income attributable to Delek	$(8.3)	$361.8	$56.0	$368.4
Basic (loss) income per share	$(0.13)	$5.11	$0.84	$5.12
Diluted (loss) income per share	$(0.13)	$5.05	$0.84	$5.07
Weighted average common shares outstanding:
Basic	65,773,609	70,805,458	66,359,537	72,014,151
Diluted	65,773,609	71,679,954	66,835,322	72,675,313

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(1.5)	$368.6	$70.7	$383.4
Other comprehensive loss:
Other loss, net of taxes	(0.1)	(0.1)	(0.1)	(0.2)
Total other comprehensive loss	(0.1)	(0.1)	(0.1)	(0.2)
Comprehensive (loss) income	$(1.6)	$368.5	$70.6	$383.2
Comprehensive income attributable to non-controlling interest	6.8	6.8	14.7	15.0
Comprehensive (loss) income attributable to Delek	$(8.4)	$361.7	$55.9	$368.2

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(In millions, except share and per share data)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2023	84,569,103	$0.9	$1,141.2	$(5.2)	$557.2	(17,575,527)	$(694.1)	$124.3	$1,124.3
Net (loss) income	—	—	—	—	(8.3)	—	—	6.8	(1.5)
Common stock dividends ($0.23 per share)	—	—	—	—	(15.0)	—	—	—	(15.0)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9.6)	(9.6)
Equity-based compensation expense	—	—	5.7	—	—	—	—	0.2	5.9
Repurchase of common stock	(1,795,335)	(0.1)	(24.2)	—	(15.7)	—	—	—	(40.0)
Taxes paid due to the net settlement of equity-based compensation	—	—	(2.9)	—	—	—	—	(0.1)	(3.0)
Exercise of equity-based awards	308,196	—	—	—	—	—	—	—	—
Other	68,331	—	2.0	(0.1)	(0.1)	—	—	—	1.8
Balance at June 30, 2023	83,150,295	$0.8	$1,121.8	$(5.3)	$518.1	(17,575,527)	$(694.1)	$121.6	$1,062.9

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2022	88,320,612	$0.9	$1,156.0	$(3.9)	$391.3	(17,575,527)	$(694.1)	$124.5	$974.7
Net income	—	—	—	—	361.8	—	—	6.8	368.6
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9.0)	(9.0)
Equity-based compensation expense	—	—	7.1	—	—	—	—	0.1	7.2
Taxes paid due to the net settlement of equity-based compensation	—	—	(4.0)	—	—	—	—	—	(4.0)
Exercise of equity-based awards	289,971	—	—	—	—	—	—	—	—
Other	—	—	—	—	(0.1)	—	—	—	(0.1)
Balance at June 30, 2022	88,610,583	$0.9	$1,159.1	$(3.9)	$753.0	(17,575,527)	$(694.1)	$122.4	$1,337.4

6 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(In millions, except share and per share data)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	84,509,517	$0.9	$1,134.1	$(5.2)	$507.9	(17,575,527)	$(694.1)	$125.9	$1,069.5
Net income	—	—	—	—	56.0	—	—	14.7	70.7
Common stock dividends ($0.45 per share)	—	—	—	—	(29.7)	—	—	—	(29.7)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(19.1)	(19.1)
Equity-based compensation expense	—	—	12.0	—	—	—	—	0.3	12.3
Repurchase of common stock	(1,811,627)	(0.1)	(24.4)	—	(15.9)	—	—	—	(40.4)
Taxes paid due to the net settlement of equity-based compensation	—	—	(3.4)	—	—	—	—	(0.2)	(3.6)
Exercise of equity-based awards	361,839	—	—	—	—	—	—	—	—
Other	90,566	—	3.5	(0.1)	(0.2)	—	—	—	3.2
Balance at June 30, 2023	83,150,295	$0.8	$1,121.8	$(5.3)	$518.1	(17,575,527)	$(694.1)	$121.6	$1,062.9

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	91,772,080	$0.9	$1,206.5	$(3.8)	$384.7	(17,575,527)	$(694.1)	$119.8	$1,014.0
Net income	—	—	—	—	368.4	—	—	15.0	383.4
Equity-based compensation expense	—	—	12.4	—	—	—	—	0.2	12.6
Distribution to non-controlling interest	—	—	—	—	—	—	—	(17.7)	(17.7)
Sale of Delek Logistics common limited partner units, net	—	—	8.5	—	—	—	—	5.1	13.6
Purchase of Delek common stock from IEP Energy Holding LLC	(3,497,268)	—	(64.0)	—	—	—	—	—	(64.0)
Taxes paid due to the net settlement of equity-based compensation	—	—	(4.3)	—	—	—	—	—	(4.3)
Exercise of equity-based awards	335,771	—	—	—	—	—	—	—	—
Other	—	—	—	(0.1)	(0.1)	—	—	—	(0.2)
Balance at June 30, 2022	88,610,583	$0.9	$1,159.1	$(3.9)	$753.0	(17,575,527)	$(694.1)	$122.4	$1,337.4

See accompanying notes to the condensed consolidated financial statements

7 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$70.7	$383.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172.8	136.3
Non-cash lease expense	30.2	35.4
Deferred income taxes	12.0	93.9
Income from equity method investments	(40.1)	(26.6)
Dividends from equity method investments	19.5	14.5
Non-cash lower of cost or market/net realizable value adjustment	(9.6)	(1.2)
Equity-based compensation expense	12.3	12.6
Other	6.3	7.8
Changes in assets and liabilities:
Accounts receivable	240.2	(513.9)
Inventories and other current assets	280.6	(533.9)
Fair value of derivatives	(19.4)	(74.9)
Accounts payable and other current liabilities	(134.9)	777.4
Obligation under Inventory Intermediation Agreements	(146.3)	283.0
Non-current assets and liabilities, net	(4.1)	(7.9)
Net cash provided by operating activities	490.2	585.9
Cash flows from investing activities:
Acquisition of 3 Bear	—	(621.7)
Equity method investment contributions	—	(0.1)
Distributions from equity method investments	7.3	1.7
Purchases of property, plant and equipment	(277.6)	(98.1)
Purchase of equity securities	(9.0)	—
Purchases of intangible assets	(1.3)	(3.8)
Proceeds from sale of property, plant and equipment	0.7	1.1
Net cash used in investing activities	(279.9)	(720.9)
Cash flows from financing activities:
Proceeds from long-term revolvers	1,547.0	1,470.9
Payments on long-term revolvers	(1,781.5)	(848.0)
Payments on term debt	(12.3)	(26.7)
Proceeds from product financing agreements	656.0	508.2
Repayments of product financing agreements	(603.2)	(511.0)
Proceeds from Inventory Intermediation Agreement	32.2	—
Proceeds from termination of Supply & Offtake Obligation	25.8	—
Taxes paid due to the net settlement of equity-based compensation	(3.6)	(4.3)
Repurchase of common stock	(40.4)	—
Distribution to non-controlling interest	(19.1)	(17.7)
Proceeds from sale of Delek Logistics common limited partner units	—	16.4
Purchase of Delek common stock from IEP Energy Holding LLC	—	(64.0)
Dividends paid	(29.7)	—
Deferred financing costs paid	(1.2)	(0.7)
Net cash (used in) provided by financing activities	(230.0)	523.1
Net (decrease) increase in cash and cash equivalents	(19.7)	388.1
Cash and cash equivalents at the beginning of the period	841.3	856.5
Cash and cash equivalents at the end of the period	$821.6	$1,244.6
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (Continued)
(In millions)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $1.0 million and $0.7 million in the 2023,and 2022 periods, respectively	$159.9	75.4
Income taxes	$6.6	$9.2
Non-cash investing activities:
Decrease in accrued capital expenditures	$(24.3)	$(4.8)
Non-cash financing activities:
Non-cash lease liability arising from obtaining right-of-use assets during the period	$22.9	$11.3

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
For the three and six months ended June 30, 2023, we incurred no incremental direct acquisition and integration costs. For the three and six months ended June 30, 2022, we incurred $6.2 million and $6.4 million, respectively, in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of income for these periods.
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

Purchase Price Allocation
The following table summarizes the final fair values of assets acquired and liabilities assumed in the Delaware Gathering Acquisition as of June 1, 2022 (in millions):

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

10 |

Notes to Condensed Financial Statements (Unaudited)
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

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
(in millions, except per share data)
Net sales	$6,030.8	$10,540.3
Net income attributable to Delek	$363.5	$364.0
Net income per share:
Basic income per share	$5.13	$5.05
Diluted income per share	$5.07	$5.01

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
Refining Segment
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd") as of June 30, 2023, including the following:
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

11 |

Notes to Condensed Financial Statements (Unaudited)
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
Retail Segment
Our retail segment consists of 247 owned and leased convenience store sites as of June 30, 2023, located primarily in West Texas and New Mexico. These convenience stores typically offer various grades of fuel, food and beverage products, general merchandise, and certain food and other services. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery.
Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by EBITDA attributable to Delek for the period indicated (in millions):

	Three Months Ended June 30, 2023
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$3,849.0	$113.9	$232.7	$—	$4,195.6
Inter-segment fees and revenues	203.5	133.0	—	(336.5)	—
Total revenues	$4,052.5	$246.9	$232.7	$(336.5)	$4,195.6

Segment EBITDA attributable to Delek	$110.5	$90.9	$15.0	$(58.7)	$157.7
Depreciation and amortization	(59.8)	(23.7)	(2.6)	(3.3)	(89.4)
Interest expense, net	(12.2)	(35.0)	—	(33.2)	(80.4)
Income tax benefit					3.8
Net loss attributable to Delek					$(8.3)

Capital spending (excluding business combinations)	$29.5	$19.4	$5.3	$7.0	$61.2

	Three Months Ended June 30, 2022
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$5,562.6	$142.4	$277.1	$0.5	$5,982.6
Inter-segment fees and revenues	312.3	124.3	—	(436.6)	—
Total revenues	$5,874.9	$266.7	$277.1	$(436.1)	$5,982.6

Segment EBITDA attributable to Delek	$587.9	$62.6	$12.5	$(89.2)	$573.8
Depreciation and amortization	(49.9)	(13.3)	(3.2)	(1.6)	(68.0)
Interest expense, net	(1.7)	(16.8)	—	(25.1)	(43.6)
Income tax expense					(100.4)
Net income attributable to Delek					$361.8

Capital spending (excluding business combinations)	$19.0	$26.7	$6.0	$8.7	$60.4

12 |

Notes to Condensed Financial Statements (Unaudited)

	Six Months Ended June 30, 2023
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$7,449.8	$232.4	$437.7	$—	$8,119.9
Inter-segment fees and revenues	397.2	258.0	—	(655.2)	—
Total revenues	$7,847.0	$490.4	$437.7	$(655.2)	$8,119.9

Segment EBITDA attributable to Delek	$302.6	$182.3	$21.4	$(108.6)	$397.7
Depreciation and amortization	(116.4)	(44.8)	(5.3)	(6.3)	(172.8)
Interest expense, net	(21.2)	(67.6)	(0.2)	(67.9)	(156.9)
Income tax expense					(12.0)
Net income attributable to Delek					$56.0

Capital spending (excluding business combinations)	$177.1	$55.5	$8.0	$12.7	$253.3

	Six Months Ended June 30, 2022
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$9,729.1	$225.2	$486.6	$0.8	$10,441.7
Inter-segment fees and revenues	538.1	248.1	—	(786.2)	—
Total revenues	$10,267.2	$473.3	$486.6	$(785.4)	$10,441.7

Segment EBITDA attributable to Delek	$667.9	$126.8	$22.8	$(127.3)	$690.2
Depreciation and amortization	(102.7)	(23.7)	(6.7)	(3.2)	(136.3)
Interest expense, net	(2.3)	(31.0)	—	(48.7)	(82.0)
Income tax expense					(103.5)
Net income attributable to Delek					$368.4

Capital spending (excluding business combinations)	$33.3	$35.8	$9.0	$15.2	$93.3

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

13 |

Notes to Condensed Financial Statements (Unaudited)
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Numerator for EPS
Net (loss) income	$(1.5)	$368.6	$70.7	$383.4
Less: Income attributed to non-controlling interest	6.8	6.8	14.7	15.0
Numerator for basic and diluted EPS attributable to Delek	$(8.3)	$361.8	$56.0	$368.4

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	65,773,609	70,805,458	66,359,537	72,014,151
Dilutive effect of stock-based awards	—	874,496	475,785	661,162
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	65,773,609	71,679,954	66,835,322	72,675,313

EPS:
Basic (loss) income per share	$(0.13)	$5.11	$0.84	$5.12
Diluted (loss) income per share	$(0.13)	$5.05	$0.84	$5.07

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	2,572,768	1,450,184	2,149,803	2,853,904
Antidilutive due to loss	464,170	—	—	—
Total antidilutive stock-based compensation	3,036,938	1,450,184	2,149,803	2,853,904

5. Delek Logistics
Delek Logistics is a publicly traded limited partnership formed by Delek in 2012 that owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of June 30, 2023, we owned a 78.7% interest in Delek Logistics, consisting of 34,311,278 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying consolidated balance sheets.
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
Delek Logistics is a VIE, as defined under GAAP, and is consolidated into our consolidated financial statements, representing our logistics segment. The assets of Delek Logistics can only be used to settle its own obligations and its creditors have no recourse to our assets. Exclusive of intercompany balances and the marketing agreement intangible asset between Delek Logistics and Delek which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets are included in the condensed consolidated balance sheets of Delek. The Delek Logistics condensed consolidated balance sheets are presented below (in millions):

14 |

Notes to Condensed Financial Statements (Unaudited)

	As of June 30, 2023	As of December 31, 2022
ASSETS
Cash and cash equivalents	$7.7	$8.0
Accounts receivable	65.9	53.3
Accounts receivable from related parties	7.4	—
Inventory	3.1	1.5
Other current assets	1.4	2.4
Property, plant and equipment, net	941.7	924.0
Equity method investments	242.7	257.0
Operating lease right-of-use assets	22.6	24.8
Goodwill	27.1	27.1
Intangible assets, net	353.2	364.8
Other non-current assets	19.8	16.4
Total assets	$1,692.6	$1,679.3
LIABILITIES AND DEFICIT
Accounts payable	$14.5	$57.4
Accounts payable to related parties	—	6.1
Current portion of long-term debt	15.0	15.0
Current portion of operating lease liabilities	8.2	8.0
Accrued expenses and other current liabilities	18.8	19.7
Long-term debt	1,729.3	1,646.6
Asset retirement obligations	9.7	9.3
Operating lease liabilities, net of current portion	10.5	12.1
Other non-current liabilities	16.1	15.8
Deficit	(129.5)	(110.7)
Total liabilities and deficit	$1,692.6	$1,679.3

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
As of June 30, 2023, except for the guarantee of member obligations under the joint venture, we do not have other guarantees with or to HoldCo, nor any third-party associated with HoldCo contracted work. The Company's maximum exposure to any losses incurred by HoldCo is limited to its investment. As of June 30, 2023 and December 31, 2022, Delek's HoldCo investment balance totaled $55.0 million and $49.0 million, respectively, and is included in total assets in corporate, other and eliminations in our segment disclosure. In addition, on the investment, we recognized income of $6.8 million and $11.3 million for the three and six months ended June 30, 2023, respectively, and $2.1 million and $4.2 million for the three and six months ended June 30, 2022, respectively.

15 |

Notes to Condensed Financial Statements (Unaudited)
Delek Logistics Investments
Delek Logistics has a 33% membership interest in Red River Pipeline Company LLC (“Red River”), which owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. As of June 30, 2023 and December 31, 2022, Delek's investment balance in Red River totaled $140.9 million and $149.6 million, respectively. We recognized income on the investment totaling $4.0 million and $7.8 million for the three and six months ended June 30, 2023, respectively, and $4.6 million and $9.9 million for the three and six months ended June 30, 2022, respectively. This investment is accounted for using the equity method and is included as part of total assets in our logistics segment.
In addition to Red River, Delek Logistics has two other joint ventures that own and operate logistics assets, and which serve third parties and subsidiaries of Delek. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems (the "Caddo Pipeline") and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system (the "Rio Pipeline"). As of June 30, 2023 and December 31, 2022, Delek Logistics' investment balance in these joint ventures was $101.8 million and $107.4 million, respectively, and are accounted for using the equity method. We recognized income on these investments totaling $3.3 million and $5.8 million for the three and six months ended June 30, 2023, respectively, and $2.4 million and $4.2 million for the three and six months ended June 30, 2022, respectively.
Other Investments
In addition to our pipeline joint ventures, we also have a 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S., as well as a 50% interest in a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in Arkansas. As of June 30, 2023 and December 31, 2022, Delek's investment balance in these joint ventures was $65.9 million and $53.7 million, respectively. We recognized income on these investments totaling $11.4 million and $15.2 million for the three and six months ended June 30, 2023, respectively, and $6.6 million and $8.3 million for the three and six months ended June 30, 2022, respectively. Both investments are accounted for using the equity method. The investment in asphalt terminal operations is included as part of total assets in corporate, other and eliminations in our segment disclosure while the ethanol terminal operations is reflected in the refining segment.
Combined summarized financial information for our equity method investees (with the exception of our interest in a joint venture that owns asphalt terminals) on a 100% basis is shown below (in millions):

	As of June 30, 2023	As of December 31, 2022
Current assets	$70.3	$54.5
Non-current assets	$1,283.4	$1,275.1
Current liabilities	$33.6	$8.3
Non-current liabilities	$551.0	$548.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$32.0	$34.9	$63.7	$72.1
Gross profit	$19.9	$22.7	$39.6	$47.9
Operating income	$19.6	$21.6	$37.9	$46.0
Net income	$32.9	$19.0	$57.6	$41.5
Summarized financial information for our interest in a joint venture that owns asphalt terminals on a 100% basis is shown below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$103.8	$71.2	$157.0	$100.1
Gross profit	$27.3	$16.5	$37.9	$22.3
Operating income	$22.2	$12.6	$28.7	$15.4
Net income	$22.3	$12.8	$29.1	$15.6

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

16 |

Notes to Condensed Financial Statements (Unaudited)
The following table presents the components of inventory for each period presented:

	Titled Inventory	Inventory Intermediation Agreement (1)	Total
June 30, 2023
Feedstocks, raw materials and supplies	$475.9	$143.7	$619.6
Refined products and blendstock	321.2	303.6	624.8
Merchandise inventory and other	32.0	—	32.0
Total	$829.1	$447.3	$1,276.4

December 31, 2022
Feedstocks, raw materials and supplies	$479.7	$163.8	$643.5
Refined products and blendstock	490.8	354.8	845.6
Merchandise inventory and other	29.4	—	29.4
Total	$999.9	$518.6	$1,518.5
(1) Refer to Note 8 - Inventory Intermediation Obligations for further information.

At June 30, 2023, we recorded a pre-tax inventory valuation reserve of $1.6 million due to a market price decline below our cost of certain inventory products. At December 31, 2022, we recorded a pre-tax inventory valuation reserve of $11.2 million. We recognized a net reduction (increase) in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of $7.9 million and $9.6 million for the three and six months ended June 30, 2023, respectively, and $(7.3) million and $1.2 million for the three and six months ended June 30, 2022, respectively.

For the three months ended June 30, 2023, we recorded an immaterial cumulative error correction of approximately $8.0 million, which was reflected as an adjustment to total cost of sales. This adjustment related to spare parts that should have been included in inventories. The impact of the balance sheet error correction would not have been material to any prior period financial statements and is not material to inventories or total cost of sales in the current period.
8. Inventory Intermediation Obligations
The following table summarizes our outstanding obligations under our Inventory Intermediation Agreement and Supply and Offtake Agreements:

	As of June 30, 2023	As of December 31, 2022
Obligations under Inventory Intermediation Agreement
Obligations related to Base Layer Volumes	$453.4	$491.8
Current portion	—	49.9
Total obligations under Inventory Intermediation Agreement	$453.4	$541.7
Other (receivable) payable for monthly activity true-up	$(12.4)	$5.6
Obligations under Supply and Offtake Agreements
Other (receivable) payable for monthly activity true-up	$—	$(34.9)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net fees and expenses:
Inventory intermediation fees	$7.6	$18.6	$13.5	$37.7
Interest expense, net	$15.6	$5.2	$29.6	$10.2
Inventory Intermediation Agreement
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

17 |

Notes to Condensed Financial Statements (Unaudited)
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
On June 21, 2023, DKTS entered into a letter agreement to the Inventory Intermediation Agreement with Citi to temporarily increase its letter of credit issued to Citi by $100.0 million which will allow DKTS to defer payments of certain obligations under the Inventory Intermediation Agreement until July 2023. These deferred obligations will be subject to applicable interest charges. As of June 30, 2023, we had letters of credit outstanding of $195.0 million supporting the Inventory Intermediation Agreement.
The Inventory Intermediation Agreement provides for the lease to Citi of crude oil and refined product storage facilities. At the inception of the Inventory Intermediation Agreement, we transferred title to a certain number of barrels of crude and other inventories to Citi, and the Inventory Intermediation Agreement requires the repurchase of the remaining inventory (including certain "Base Layer Volumes") at termination. As of June 30, 2023 and December 31, 2022, the volumes subject to the Inventory Intermediation Agreement totaled 5.8 million barrels and 6.3 million barrels, including Base Layer Volumes associated with our non-current inventory intermediation obligation of 5.5 million barrels.
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
Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other in the condensed consolidated statements of income. With respect to the repurchase obligation, we recognized gains attributable to changes in fair value due to commodity-index price totaling $26.3 million and $39.0 million during the three and six months ended June 30, 2023, respectively.
Supply & Offtake Agreements
Prior to December 30, 2022, Delek was a party to Supply and Offtake Agreements with J. Aron in connection with its El Dorado, Big Spring and Krotz Springs refineries. Pursuant to the Supply and Offtake Agreements, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market prices, crude oil for processing at these refineries and (ii) we agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced at these refineries. The repurchase of Baseline Volumes at the end of the Supply and Offtake Agreement term (representing the "Baseline Step-Out Liability" or, collectively, the "Baseline Step-Out Liabilities") continued to be recorded at fair value under the fair value election included under ASC 815 and ASC 825. The Baseline Step-Out Liabilities had a floating component whose fair value reflected changes to commodity price risk with changes in fair value recorded in cost of materials. For the three and six months ended June 30, 2022, we recognized gains in cost of materials and other attributable to changes in fair value due to commodity-index price totaling $58.1 million and $206.9 million, respectively.
9. Long-Term Obligations
Outstanding borrowings under debt instruments are as follows (in millions):

	June 30, 2023	December 31, 2022
Delek Revolving Credit Facility	$150.0	$450.0
Delek Term Loan Credit Facility	945.3	950.0
Delek Logistics Revolving Facility	811.0	720.5
Delek Logistics Term Loan Facility	292.5	300.0
Delek Logistics 2025 Notes	250.0	250.0
Delek Logistics 2028 Notes	400.0	400.0
United Community Bank Revolver	25.0	50.0
Principle amount of long-term debt	2,873.8	3,120.5
Less: Unamortized discount and deferred financing costs	(62.9)	(66.8)
Total debt, net of unamortized discount and deferred financing costs	2,810.9	3,053.7
Less: Current portion of long-term debt	49.5	74.5
Long-term debt, net of current portion	$2,761.4	$2,979.2

18 |

Notes to Condensed Financial Statements (Unaudited)

Delek Term Loan Credit Facility
The Delek Term Loan Credit Facility principal of $950.0 million was drawn on November 18, 2022 at a discount of 4.00%. This senior secured facility allows for $400.0 million in incremental loans subject to certain restrictions. Repayment terms include quarterly principal payments of $2.4 million with the balance of principal due on November 19, 2029. At Delek’s option, borrowings bear interest at either the Adjusted Term Secured Overnight Financing Rate ("SOFR") or base rate as defined by the agreement, plus an applicable margin of 2.50% per annum with respect to base rate borrowings and 3.50% per annum with respect to SOFR borrowings. At June 30, 2023 and December 31, 2022, the weighted average borrowing rate was approximately 8.70% and 7.92%; respectively. The effective interest rate was 9.95% as of June 30, 2023.
Delek Logistics Term Loan Facility
The Delek Logistics Term Loan Facility principal of $300.0 million was drawn on October 13, 2022. This senior secured facility requires four quarterly amortization payments of $3.8 million in 2023 and three quarterly amortization payments of $7.5 million in 2024 with final maturity and principal due on October 13, 2024. At Delek Logistics' option, borrowings bear interest at either the SOFR or U.S. dollar prime rate, plus an applicable margin. The applicable margin is 2.50% for the first year and 3.00% for the second year for U.S. dollar primate rate borrowings. SOFR borrowings include a credit spread adjustment of 0.10% to 0.25% plus an applicable margin of 3.50% for the first year and 4.00% for the second year. At June 30, 2023 and December 31, 2022, the weighted average borrowing rate was approximately 8.41% and 7.92%, respectively. The effective interest rate was 9.98% as of June 30, 2023.
Revolving Credit Facilities
Available capacity and amounts outstanding for each of our revolving credit facilities as of June 30, 2023 are shown below (in millions):

	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Maturity Date
Delek Revolving Credit Facility (1)	$1,100.0	$150.0	$251.5	$698.5	October 26, 2027
Delek Logistics Revolving Facility (2)	$900.0	$811.0	$—	$89.0	October 13, 2027
United Community Bank Revolver (3)	$25.0	$25.0	$—	$—	June 30, 2024

(1) Total capacity includes letters of credit up to $500.0 million. This facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.30% per annum. Interest is measured at either the SOFR, base rate, or Canadian dollar bankers’ acceptances rate (“CDOR”), plus an applicable margin of 0.25% to 0.75% per annum with respect to base rate borrowings or 1.25% to 1.75% per annum with respect to SOFR and CDOR. As of June 30, 2023 and December 31, 2022, the weighted average interest rate was 6.45% and 5.67%, respectively.

(2) Total capacity includes letters of credit up to $115.0 million and $25.0 million for swing line loans. This facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.50% per annum. Interest is measured at either the U.S. dollar prime rate plus an applicable margin of 1.00% to 2.00% depending on Delek Logistics’ leverage ratio, or a SOFR rate plus a credit spread adjustment of 0.10% to 0.25% and an applicable margin ranging from 2.00% to 3.00% depending on the leverage ratio. As of June 30, 2023 and December 31, 2022, the weighted average interest rate was 7.95% and 7.55%, respectively.

(3) Requires a quarterly fee of 0.50% per year on the average unused revolving commitment. The weighted average borrowing rate as of June 30, 2023 and December 31, 2022 was 7.50% and 6.75%, respectively.

United Community Bank Revolver
On June 9, 2023, we amended the United Community Bank Revolver to reduce commitments from $50.0 million to $25.0 million and extended the maturity date to June 30, 2024.
Delek Logistics 2025 Notes
Our Delek Logistics 2025 Notes are general unsecured senior obligations comprised of $250.0 million in aggregate principal of 6.75% senior notes maturing on May 15, 2025. The Delek Logistics 2025 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics' existing subsidiaries (other than Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics' future subsidiaries. Interest is payable semi-annually in arrears on May 15 and November 15. As of June 30, 2023, the effective interest rate was 7.17%.
Delek Logistics 2028 Notes
Our Delek Logistics 2028 Notes are general unsecured senior obligations comprised of $400.0 million in aggregate principal amount of 7.125% senior notes maturing June 1, 2028. The Delek Logistics 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries (other than Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. Interest is payable semi-annually in arrears on June 1 and December 1. As of June 30, 2023, the effective interest rate was 7.39%.

19 |

Notes to Condensed Financial Statements (Unaudited)
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
Restrictive Terms and Covenants
Under the terms of our debt facilities, we are required to comply with usual and customary financial and non-financial covenants. Certain of our debt facilities contain limitations on future transactions such as incurrence of additional indebtedness, investments, affiliate transactions, asset acquisitions or dispositions, and dividends or distributions. As of June 30, 2023, we were in compliance with covenants on all of our debt instruments.
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of assets. As of June 30, 2023, we had no subsidiaries with restricted net assets which would prohibit earnings from being transferred to the parent company for its use.

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
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales ("NPNS") pursuant to ASC 815. If we elect the NPNS exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. Our Canadian crude trading operations are accounted for as derivative instruments, and the related unrealized and realized gains and losses are recognized in other operating income, net on the condensed consolidated statements of income. Additionally, as of and for the three and six months ended June 30, 2023, other forward contracts accounted for as derivatives that are specific to managing crude costs rather than for trading purposes are recognized in cost of materials and other on the condensed consolidated statements of income in our refining segment, and are included in our disclosures of commodity derivatives in the tables below.
Futures, swaps or other commodity related derivative instruments that are utilized to specifically provide economic hedges on our Canadian forward contract or investment positions are recognized in other operating income, net because that is where the related underlying transactions are reflected.

20 |

Notes to Condensed Financial Statements (Unaudited)
From time to time, we also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RINs commitment contracts meet the definition of derivative instruments under ASC 815, and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RINs commitment contracts are recorded in cost of materials and other on the condensed consolidated statements of income. As of June 30, 2023, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
The following table presents the fair value of our derivative instruments as of June 30, 2023 and December 31, 2022. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 11 for further information regarding the fair value of derivative instruments (in millions).

		June 30, 2023		December 31, 2022
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives (1)	Other current assets	$181.5	$(171.5)	$217.1	$(204.4)
Commodity derivatives (1)	Other current liabilities	—	(1.5)	101.0	(129.5)
Commodity derivatives (1)	Other long-term assets	1.3	(1.0)	1.1	(0.8)
RINs commitment contracts (2)	Other current assets	3.0	—	9.7	—
RINs commitment contracts (2)	Other current liabilities	—	(3.9)	—	(6.6)
Total gross fair value of derivatives		185.8	(177.9)	328.9	(341.3)
Less: Counterparty netting and cash collateral (3)		159.6	(172.5)	306.2	(320.0)
Total net fair value of derivatives		$26.2	$(5.4)	$22.7	$(21.3)
(1)As of June 30, 2023 and December 31, 2022, we had open derivative positions representing 152,606,574 and 158,307,020 barrels, respectively, of crude oil and refined petroleum products. Additionally, as of June 30, 2023 and December 31, 2022, we had open derivative positions representing 6,787,500 and 2,310,000 million British Thermal Units ("MMBTU"), respectively, of natural gas products.
(2)As of June 30, 2023 and December 31, 2022, we had open RINs commitment contracts representing 81,100,000 and 259,022,967 RINs, respectively.
(3)As of June 30, 2023 and December 31, 2022, $12.9 million and $13.8 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our non-trading commodity derivatives and RINs commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions) (2):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gains (losses) on hedging derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$5.3	$(34.4)	$10.7	$(105.8)
Gains (losses) on non-trading physical forward contract commodity derivatives in cost of materials and other	—	8.2	(2.4)	4.8
Losses on hedging derivatives not designated as hedging instruments recognized in operating expenses	—	(1.7)	—	(1.7)
Total gains (losses)	$5.3	(27.9)	$8.3	$(102.7)
(1)     Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $(6.6) million and $23.3 million for the three and six months ended June 30, 2023 , respectively, and $66.1 million and $(4.6) million for the three and six months ended June 30, 2022, respectively.
(2)    See separate table below for disclosures about "trading derivatives."

21 |

Notes to Condensed Financial Statements (Unaudited)
Total gains (losses) on our trading derivatives (none of which were designated as hedging instruments) recorded in other operating (income) expense, net on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Trading Physical Forward Contract Commodity Derivatives
Realized gains	$5.9	$2.9	$7.2	$20.9
Unrealized gains (losses)	1.9	0.1	0.1	(0.3)
Total	$7.8	$3.0	$7.3	$20.6

Trading Hedging Commodity Derivatives
Realized (loses) gains	$(3.1)	$(3.0)	$(1.7)	$11.9
Unrealized gains (losses)	1.2	0.6	2.3	(16.5)
Total	$(1.9)	$(2.4)	$0.6	$(4.6)

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
Our environmental credits obligation surplus or deficit includes the Consolidated Net RINs Obligation surplus or deficit, as well as other environmental credit obligation surplus or deficit positions subject to fair value accounting pursuant to our accounting policy. The environmental credits obligation surplus or deficit is categorized as Level 2, if measured at fair value either directly through observable inputs or indirectly through market-corroborated inputs, and gains (losses) related to changes in fair value are recorded as a component of cost of materials and other in the consolidated statements of income. With respect to our Consolidated Net RINs Obligation surplus or deficit, we recognized gains (losses) on changes in fair value totaling $(2.1) million and $(1.8) million for the three and six months ended June 30, 2023, respectively, and $(39.8) million and $(41.0) million for the three and six months ended June 30, 2022, respectively, primarily attributable to changes in the market prices of the underlying credits that occurred at the end of each quarter.

22 |

Notes to Condensed Financial Statements (Unaudited)
As of and for the three and six months ended June 30, 2023 and 2022, we elected to account for our Inventory Intermediation step-out liability and our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. With respect to the Inventory Intermediation Agreement and the amended and restated Supply and Offtake Agreements, we apply fair value measurement as follows: (1) we determine fair value for our amended variable step-out liability based on changes in fair value related to market volatility based on a floating commodity-index price, and for our amended fixed step-out liability based on changes to interest rates and the timing and amount of expected future cash settlements where such obligation is categorized as Level 2. Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other, and changes in fair value due to interest rate risk are recorded as a component of interest expense in the condensed consolidated statements of income; and (2) we determine fair value of the commodity-indexed revolving over/short inventory financing liability based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2 and is presented in the current portion of the Obligation under Inventory Intermediation Agreement on our condensed consolidated balance sheets. Gains (losses) related to the change in fair value are recorded as a component of cost of materials and other in the consolidated statements of income. See Note 8 for discussion of gains and losses recognized from changes in fair value.
The fair value of the Delek Logistics 2028 Notes is measured based on quoted market prices in an active market, defined as Level 1 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $400.0 million and $372.1 million, respectively, as of June 30, 2023, and $400.0 million and $359.7 million, respectively, at December 31, 2022.
The fair value approximates the historical or amortized cost basis comprising our carrying value for all other financial instruments and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$182.8	$—	$182.8
RINs commitment contracts	—	3.0	—	3.0
Total assets	—	185.8	—	185.8
Liabilities
Commodity derivatives	—	(174.0)	—	(174.0)
RINs commitment contracts	—	(3.9)	—	(3.9)
Environmental credits obligation deficit	—	(76.2)	—	(76.2)
Inventory Intermediation Agreement obligation	—	(453.4)	—	(453.4)
Total liabilities	—	(707.5)	—	(707.5)
Net liabilities	$—	$(521.7)	$—	$(521.7)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$319.2	$—	$319.2
RINs commitment contracts	—	9.7	—	9.7
Total assets	—	328.9	—	328.9
Liabilities
Commodity derivatives	—	(334.7)	—	(334.7)
RINs commitment contracts	—	(6.6)	—	(6.6)
Environmental credits obligation deficit	—	(295.5)	—	(295.5)
Inventory Intermediation Agreement obligation	—	(541.7)	—	(541.7)
Total liabilities	—	(1,178.5)	—	(1,178.5)
Net liabilities	$—	$(849.6)	$—	$(849.6)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of June 30, 2023 and December 31, 2022, $12.9 million and $13.8 million, respectively, of cash (obligation) collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 10 for further information regarding derivative instruments.

23 |

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
As of June 30, 2023, we have recorded an environmental liability of approximately $114.7 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $3.1 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
Included in our environmental liabilities as of both June 30, 2023 and December 31, 2022 is a liability totaling $78.5 million related to a property that we have historically operated as an asphalt and marine fuel terminal both as an owner and, subsequently, as a lessee under an in-substance lease agreement (the “License Agreement”). The License Agreement, which provided us the license to continue operating our asphalt and marine fuel terminal operations on the property for a term of ten years and expired in June 2020, also ascribed a contractual noncontingent indemnification guarantee to certain of our wholly-owned subsidiaries related to certain incremental environmental remediation activities, predicated on the completion of certain property development activities ascribed to the lessor. Our combined liability, comprised of our environmental liability plus the estimated fair value of the noncontingent guarantee liability, was recorded in connection with the Delek/Alon Merger, effective July 1, 2017. While the License Agreement expired in June 2020, it is currently being disputed in litigation where we have determined that no loss accrual is necessary and that the amount of incremental loss that is reasonably possible is immaterial as of June 30, 2023. Such ongoing dispute causes sufficient uncertainty around the release of risk and the appropriate joint and several liability allocations thereunder that we cannot currently determine a more reasonable estimate of the potential total contingent liability that is probable, nor do we have sufficient information to better estimate the fair value of any remaining noncontingent guarantee liability. As such, as of June 30, 2023 and December 31, 2022, except for accretion and expenditures, our combined environmental liability related to the terminal and property remained unchanged.

24 |

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
El Dorado Refinery Fire
On February 27, 2021, our El Dorado refinery experienced a fire in its Penex unit. Contrary to initial assessments, and despite occurring during the early stages of turnaround activity, the facility suffered operational disruptions as a result of the fire. We recognized a gain of $0.9 million and $0.9 million during the three and six months ended June 30, 2023, respectively, and a gain of $3.3 million and $7.6 million during the three and six months ended June 30, 2022, respectively, related to business interruption claims. This gain is included in other operating income in the condensed consolidated statements of income. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and may result in the future recognition of insurance recoveries.
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
Winter Storm Uri
During February 2021, the Company experienced a severe weather event ("Winter Storm Uri") which temporarily impacted operations at all of our refineries. Due to the extreme freezing conditions, we experienced reduced throughputs at our refineries as there was a disruption in the crude supply, as well as damages to various units at our refineries requiring additional operating and capital expenditures. In addition, we recognized a gain of $3.8 million and $8.9 million during the three and six months ended June 30, 2023, respectively, and a gain of $5.3 million and $11.0 million during the three and six months ended June 30, 2022, respectively, related to property and business interruption claims. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and is expected to result in additional future recognition of insurance recoveries.
13. Income Taxes
Under ASC 740, Income Taxes (“ASC 740”) we used an estimated annual tax rate to record income taxes for the three and six months ended June 30, 2023 and June 30, 2022. Our effective tax rate was 71.7% and 14.5% for the three and six months ended June 30, 2023, respectively, and 21.4% and 21.3% for the three and six months ended June 30, 2022, respectively. The difference between the effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was primarily due to a decrease in pre-tax earnings and the impact fixed dollar favorable permanent differences on the tax rate, and changes in the second quarter estimated annual effective tax rate applied to year to date earnings.
14. Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 6). Transactions with our related parties were as follows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues (1)	$32.0	$27.2	$49.9	$43.9
Cost of materials and other (2)	$52.8	$23.7	$98.2	$47.1

25 |

Notes to Condensed Financial Statements (Unaudited)
(1)Consists primarily of asphalt sales which are recorded in corporate, other and eliminations segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

15. Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	June 30, 2023	December 31, 2022
Prepaid expenses	$49.2	$45.4
Short-term derivative assets (see Note 10)	25.9	22.4
Income and other tax receivables	9.7	20.9
Investment commodities	5.6	29.8
Other	4.2	4.2
Total	$94.6	$122.7

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	June 30, 2023	December 31, 2022
Product financing agreements	$322.4	$258.0
Crude purchase liabilities	163.7	268.7
Income and other taxes payable	132.5	120.4
Consolidated Net RINs Obligation deficit (see Note 11)	76.2	295.5
Employee costs	51.3	91.2
Deferred revenue	20.0	44.6
Short-term derivative liabilities (see Note 10)	5.4	21.3
Other	53.3	67.1
Total	$824.8	$1,166.8

16. Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 and Alon USA Energy, Inc. 2005 Long-Term Incentive Plans (collectively, the "Incentive Plans")
On May 3, 2023, the Company's stockholders approved an amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan that increased the number of shares of common stock available for issuance under this plan by 2,015,000 shares to 17,010,000 shares. Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $4.9 million and $10.8 million for the three and six months ended June 30, 2023, respectively, and $6.7 million and $11.8 million for the three and six months ended June 30, 2022, respectively. These amounts are included in general and administrative expenses and operating expenses in the accompanying condensed consolidated statements of income. As of June 30, 2023, there was $55.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years.
We issued net shares of common stock of 308,196 and 361,839 as a result of exercised or vested equity-based awards during the three and six months ended June 30, 2023, respectively, and 289,971 and 335,771 for the three and six months ended June 30, 2022, respectively. These amounts are net of 125,645 and 146,108 shares withheld to satisfy employee tax obligations related to the exercises and vesting during the three and six months ended June 30, 2023, respectively, and 250,334 and 268,163 shares during the three and six months ended June 30, 2022, respectively.

26 |

Notes to Condensed Financial Statements (Unaudited)
17.  Shareholders' Equity
Dividends
For 2023, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
February 27, 2023	$0.220	March 10, 2023	March 17, 2023
May 2, 2023	$0.230	May 15, 2023	May 22, 2023
August 4, 2023	$0.235	August 14, 2023	August 21, 2023

Stock Repurchase Program
Our Board of Directors has authorized a share repurchase program under which repurchases of Delek common stock may be executed through open market transactions or privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases are made at the discretion of management and will depend on prevailing share prices, general economic and market conditions and other considerations. The authorization has no expiration date. During the three and six months ended June 30, 2023, 1,795,335 and 1,811,627 shares of our common stock were repurchased and cancelled at the time of transaction for a total of $40.0 million and $40.4 million, respectively. No repurchases were made during the three and six months ended June 30, 2022. As of June 30, 2023, there was $230.1 million of authorization remaining under Delek's aggregate stock repurchase program.
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
18. Subsequent Events
Subsequent to June 30, 2023, we made repurchases of 981,690 shares of our common stock that were cancelled at the time of transaction for approximately $25.0 million.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements that refer to the acquisition of 3 Bear Delaware Holding – NM, LLC ("3 Bear") (subsequently renamed to Delek Delaware Gathering ("Delaware Gathering")) (the "Delaware Gathering Acquisition"), including any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, the information concerning possible future results of operations, business and growth strategies, including as the same may be impacted by any ongoing military conflict, such as the war between Russia and Ukraine ("the Russia-Ukraine War"), financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
•changes in, or the failure to comply with, the extensive government regulations applicable to our industry segments, including current and future restrictions on commercial and economic activities in response to future public health crises;
•our ability to execute our long-term sustainability strategy and growth through acquisitions such as the Delaware Gathering Acquisition and joint ventures, including our ability to successfully integrate acquisitions, complete strategic transactions, safety initiatives and capital projects, realize expected synergies, cost savings and other benefits therefrom, return value to shareholders, or achieve operational efficiencies;
•diminishment in value of long-lived assets may result in an impairment in the carrying value of the assets on our balance sheet and a resultant loss recognized in the statement of operations;
•the impact on commercial activity and other economic effects of any widespread public health crisis, including uncertainty regarding the timing, pace and extent of economic recovery following any such crisis;
•general economic and business conditions affecting the southern, southwestern and western U.S., particularly levels of spending related to travel and tourism;
•volatility under our derivative instruments;
•deterioration of creditworthiness or overall financial condition of a material counterparty (or counterparties);
•unanticipated increases in cost or scope of, or significant delays in the completion of, our capital improvement safety initiative and periodic turnaround projects;
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

28 |

Management's Discussion and Analysis
oil, and other feedstocks, critical supplies, refined petroleum products and ethanol;
•increases in costs of compliance with, or liability for violation of, existing or future laws, regulations and other requirements;
•societal, legislative and regulatory measures to address climate change and greenhouse gases emissions;
•our ability to execute our sustainability improvement plans, including greenhouse gas reduction targets;
•acts of terrorism (including cyber-terrorism) aimed at either our facilities or other facilities;
•impacts of global conflicts such as the Russia-Ukraine War;
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
Business and Economic Environment Overview
Our focus on safe and reliable operations is a pillar which underlines all of our business activities. We continue to identify opportunities to mitigate market risk and focus on efforts that improve our overall cost structure while not compromising operational excellence. Although crack spreads were lower than the historic highs in the second quarter of 2022, refining margins remain strong and demand for refined products has been robust driven by the continued constrained supply in the markets we serve. During the second quarter 2023, we experienced reduced throughputs at our refineries as a result of unplanned downtime including a catalyst change at our Big Spring refinery requiring additional operating and capital expenditures and weather related operational disruptions at our El Dorado refinery, partially offset by improved throughputs at our Tyler refinery as a result of turnaround activities completed in the first quarter 2023. The favorable domestic crack spreads and increased U.S. export demand has encouraged expansion in domestic refining capacity. The domestic WTI differentials compared to Brent continued to be favorable during the second quarter of 2023, while the WTI Midland differential to Cushing remained relatively flat coming off the first quarter 2023. Additionally, our integration of Delek Delaware Gathering (formally 3 Bear) has expanded our existing crude oil gathering throughput capacity in the Permian while also extending our product offering to include natural gas gathering and processing as well as wastewater recycling and disposal. Our retail operations have benefited from seasonal demand from U.S. drivers and present several high-growth opportunities for future investment which will complement our existing operations and build brand equity.
Although the near term economic outlook appears favorable, we are positioning the Company for potential economic headwinds that coincide with a potential global downturn in the economy. We continue to progress our business transformation focused on enterprise-wide opportunities to improve the efficiency of our cost structure. The expectation of reduction in the reliance of liquid fuels, a tightening of capital markets, increased regulatory pressures, and volatility in the commodity markets, are considerations that Delek must balance as we move forward with our strategic initiatives.
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

30 |

Management's Discussion and Analysis

Refining Overview
The refining segment (or "Refining") processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 bpd as of June 30, 2023. A high-level summary of the refinery activities is presented below:

	Tyler, Texas refinery (the "Tyler refinery")	El Dorado, Arkansas refinery (the "El Dorado refinery")	Big Spring, Texas refinery (the "Big Spring refinery")	Krotz Springs, Louisiana refinery (the "Krotz Springs refinery")
Total Nameplate Capacity (bpd)	75,000	80,000	73,000	74,000
Primary Products	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, petroleum coke and sulfur	Gasoline, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, asphalt and sulfur	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, aromatics and sulfur	Gasoline, jet fuel, high-sulfur diesel, light cycle oil, liquefied petroleum gases, propylene and ammonium thiosulfate
Relevant Crack Spread Benchmark	Gulf Coast 5-3-2	Gulf Coast 5-3-2 (1)	Gulf Coast 3-2-1 (2)	Gulf Coast 2-1-1 (3)
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

Logistics Overview
Our logistics segment (or "Logistics") gathers, transports and stores crude oil and natural gas; markets, distributes, transports and stores refined products; and disposes and recycles water in select regions of the southeastern United States, West Texas and New Mexico for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics (NYSE: DKL), where we owned a 78.7% interest at June 30, 2023. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's gathering and processing business owns or leases capacity on approximately 400 miles of crude oil transportation pipelines, approximately 450 miles of refined product pipelines, and an approximately 1,120-mile crude oil gathering system. The storage and transportation business owns or leases associated crude oil storage tanks with an aggregate of approximately 10.3 million barrels of active shell capacity. It also owns and operates ten light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 264 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.

Retail Overview
Our retail segment (or "Retail") at June 30, 2023 includes the operations of 247 owned and leased convenience store sites located primarily in West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline and diesel under the DK or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and DK or Alon brand names pursuant to a license agreement with 7-Eleven, Inc. In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination and subsequent amendments require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023. Merchandise at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the termination. As of June 30, 2023, we have removed the 7-Eleven brand name at 145 of our store locations. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information.

Corporate and Other Overview
Our corporate activities, results of certain immaterial operating segments, and intercompany eliminations are reported in 'corporate, other and eliminations' in our segment disclosures. Additionally, our corporate activities include certain of our commodity and other hedging activities.

31 |

Management's Discussion and Analysis

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

Shareholder Returns
We believe shareholder value is strengthened through, among other things, a stable dividend complemented by share repurchases and debt reductions. We also want to reward our shareholders with a competitive long-term capital allocation framework. One of our near-term initiatives is centered around unlocking the "sum of the parts" value of our existing business while identifying growth opportunities to enhance the Company's scale and diversify revenue streams, including in the alternative energy markets. We are also committed to lowering costs and improving the efficiency of our cost structure in all aspects of our business and will continue to focus on operational excellence. We are continuously looking to improve our operating and general and administrative cost structure. For 2023, we will be focused on the following:
•Explore opportunities to monetize our retail operations or some of our investment in Delek Logistics, which will help us to better capture tangible value in the Delek valuation, while also improving liquidity in the market for DKL units without dilution of overall DKL market capitalization.
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
•Identify and evaluate investment opportunities that fit our sustainability view and integrate into our current asset footprint, including strategic investments or joint ventures in renewables, incubator investments in new technologies, and other core-business investments that could improve our scalability and agility.
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
✓
Reducing Debt to Provide Shareholder Value: During the six months ended June 30, 2023, we reduced our long-term obligations by approximately $246.7 million.		✓
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
✓
Increasing Shareholder Value through Payment of Dividends:
We maintained our quarterly cash dividend including the quarterly cash dividend of $0.235 per share of our common stock which was declared by our Board of Directors on August 4, 2023 and payable on August 21, 2023. In addition, a cash dividend of $0.23 per share of our common stock was paid on May 22, 2023.
✓
Increasing Shareholder Value through Share Repurchases:
During the three months ended months ended June 30, 2023, 1,795,335 shares of our common stock were repurchased for a total of $40.0 million. Subsequent to June 30, 2023, 981,690 shares of our common stock were repurchased for a total of $25.0 million.
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
Market Outlook for the Remainder of 2023
We have positioned the Company to continue to run safely, reliably and environmentally responsibly at near nameplate capacity while leveraging our new Delek Delaware Gathering lines of business with an eye towards the One Delek vision. Many uncertainties remain with respect to the global supply and demand of the crude oil and refined products markets and it is difficult to predict the ultimate economic impacts this may have on our operations. We expect gasoline and diesel demand to continue to follow typical seasonal patterns resulting from the summer driving season. Crude oil and refined product supply continues to be restricted and should support the continued increased utilization of refining capacity which we expect to result in continued strong market conditions in downstream refining.
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
The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods in 2022 and for the two quarterly periods in 2023.

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
The chart below illustrates the key differentials impacting our refining operations, including WTI Cushing to Brent, WTI Midland to WTI Cushing, and Louisiana Light Sweet crude oil ("LLS") to WTI Cushing for each of the quarterly periods in 2022 and for the two quarterly periods in 2023.

35 |

Management's Discussion and Analysis

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
The charts below illustrate the quarterly average prices of Gulf Coast Gasoline ("CBOB"), U.S. High Sulfur Diesel ("HSD") and U.S. Ultra Low Sulfur Diesel ("ULSD") for each of the quarterly periods in 2022 and for the two quarterly periods in 2023.

Crack Spreads
Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks/crude oil and the resultant refined products. Generally, a crack spread represents the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel.
The table below reflects the quarterly average Gulf Coast 5-3-2 ULSD, 3-2-1 ULSD and 2-1-1 HSD/LLS crack spreads for each of the quarterly periods in 2022 and for the two quarterly periods in 2023.

36 |

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
The chart below illustrates the volatility in RINs for each of the quarterly periods in 2022 and for the two quarterly periods in 2023.

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
The chart below illustrates the quarterly average prices of Waha (Permian Basin) and Henry Hub (Gulf Coast) per million British Thermal Units ("MMBtu") for each of the quarterly periods in 2022 and for the two quarterly periods in 2023.

37 |

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
Non-GAAP Reconciliations
The following table provides a reconciliation of segment EBITDA to the most directly comparable U.S. GAAP measure, net income attributable to Delek:
Reconciliation of segment EBITDA to net (loss) income attributable to Delek (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Refining segment EBITDA	$110.5	$587.9	$302.6	$667.9
Logistics segment EBITDA	90.9	62.6	182.3	126.8
Retail segment EBITDA	15.0	12.5	21.4	22.8
Corporate, Other and Eliminations EBITDA	(58.7)	(89.2)	(108.6)	(127.3)
EBITDA attributable to Delek	$157.7	$573.8	$397.7	$690.2
Interest expense, net	(80.4)	(43.6)	(156.9)	(82.0)
Income tax benefit (expense)	3.8	(100.4)	(12.0)	(103.5)
Depreciation and amortization	(89.4)	(68.0)	(172.8)	(136.3)
Net (loss) income attributable to Delek	$(8.3)	$361.8	$56.0	$368.4

The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin (in millions)

Refining Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues	$4,052.5	$5,874.9	$7,847.0	$10,267.2
Cost of sales	3,996.9	5,315.8	7,651.4	9,681.5
Gross margin	$55.6	$559.1	$195.6	$585.7
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	153.8	169.4	292.9	292.1
Depreciation and amortization	59.8	49.9	116.4	102.7
Refining margin	$269.2	$778.4	$604.9	$980.5

38 |

Management's Discussion and Analysis
Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions):

Summary Statement of Operations Data (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (2)	2023	2022 (2)
Net revenues	$4,195.6	$5,982.6	$8,119.9	$10,441.7
Cost of sales:
Cost of materials and other	3,766.6	5,082.6	7,206.2	9,235.1
Operating expenses (excluding depreciation and amortization presented below)	188.7	192.7	359.5	335.1
Depreciation and amortization	82.6	62.8	159.4	125.5
Total cost of sales	4,037.9	5,338.1	7,725.1	9,695.7
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	31.1	34.0	58.1	61.4
General and administrative expenses	75.8	122.3	147.3	172.5
Depreciation and amortization	6.8	5.2	13.4	10.8
Other operating income, net	(6.1)	(10.3)	(16.9)	(38.7)
Total operating costs and expenses	4,145.5	5,489.3	7,927.0	9,901.7
Operating income	50.1	493.3	192.9	540.0
Interest expense, net	80.4	43.6	156.9	82.0
Income from equity method investments	(25.5)	(15.7)	(40.1)	(26.6)
Other expense (income), net	0.5	(3.6)	(6.6)	(2.3)
Total non-operating expenses, net	55.4	24.3	110.2	53.1
(Loss) income before income tax (benefit) expense	(5.3)	469.0	82.7	486.9
Income tax (benefit) expense	(3.8)	100.4	12.0	103.5
Net (loss) income	(1.5)	368.6	70.7	383.4
Net income attributed to non-controlling interests	6.8	6.8	14.7	15.0
Net (loss) income attributable to Delek	$(8.3)	$361.8	$56.0	$368.4
(1) This information is presented at a summary level for your reference. See the Condensed Consolidated Statements of Income in Item 1. to this Quarterly Report on Form 10-Q for more detail regarding our results of operations and net income (loss) per share.
(2) In the first quarter 2023, we reassessed the classification of certain expenses and made certain reclassification adjustments to better represent the nature of those expenses. Accordingly, we have made reclassifications to the prior period in order to conform to this revised current period classification, which resulted in a decrease in the prior period general and administrative expenses and an increase in the prior period operating expenses of approximately $4.2 million and $7.1 million for the three and six months ended June 30, 2022.

We report operating results in three reportable segments:
•Refining
•Logistics
•Retail
Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment EBITDA.

Results of Operations
Consolidated Results of Operations — Comparison of the Three and Six Months Ended June 30, 2023 versus the Three and Six Months Ended June 30, 2022.
Net Income (Loss)
Q2 2023 vs. Q2 2022
Consolidated net loss for the second quarter of 2023 was $1.5 million compared to net income of $368.6 million for the second quarter of 2022. Consolidated net loss attributable to Delek for the second quarter of June 30, 2023 was $8.3 million, or $(0.13) per basic share, compared to a net income of $361.8 million, or $5.11 per basic share, for the second quarter 2022. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.

39 |

Management's Discussion and Analysis
YTD 2023 vs. YTD 2022
Consolidated net income for the six months ended June 30, 2023 was $70.7 million compared to a net income of $383.4 million for the six months ended June 30, 2022. Consolidated net income attributable to Delek for the six months ended June 30, 2023 was $56.0 million, or $0.84 per basic share, compared to income of $368.4 million, or $5.12 per basic share, for the six months ended June 30, 2022. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
Q2 2023 vs. Q2 2022
In the second quarter of 2023 and 2022, we generated net revenues of $4,195.6 million and $5,982.6 million, respectively, a decrease of $1,787.0 million, or 29.9%. The decrease in net revenues was primarily driven by the following factors:
•in our refining segment decreases in the average price of U.S. Gulf Coast gasoline of 31.1%, ULSD of 40.2%, and HSD of 57.4%;
•in our logistics segment, decreases in the average volumes of gasoline and diesel sold and in the average sales price per gallon of diesel and gasoline sold in our West Texas marketing operations, partially offset by increased volumes from the Midland Gathering operations and incremental revenues from the Delaware Gathering Acquisition; and
•in our retail segment, a decrease in total fuel sales primarily attributable to a decrease of $1.06 in average price charged per gallon sold, partially offset by an increase in merchandise sales primarily driven by the same-store sales increase of 0.1%.
YTD 2023 vs. YTD 2022
We generated net revenues of $8,119.9 million and $10,441.7 million during the six months ended June 30, 2023 and 2022, respectively, a decrease of $2,321.8 million, or 22.2%. The decrease in net revenues was primarily due to the following:
•in our refining segment, decreases in volume sold and decreases in the average price of U.S. Gulf Coast gasoline of 22.5%, ULSD of 25.0%, and HSD of 44.7% and decreases in wholesale activity; and
•in our retail segment, a decrease in total fuel sales primarily attributable to a $0.69 decrease in average price charged per gallon sold, partially offset by an increase in merchandise sales primarily driven by the same-store sales increase of 2.4%.
These decreases were partially offset by the following:
•in our logistics segment, increased volumes from the Midland Gathering operations and incremental revenues from the Delaware Gathering Acquisition, partially offset by decreases in the average volumes of diesel and gasoline sold and in the average sales price per gallon of diesel and gasoline sold in our West Texas marketing operations.

Total Operating Costs and Expenses
Cost of Materials and Other
Q2 2023 vs. Q2 2022
Cost of materials and other was $3,766.6 million for the second quarter of 2023 compared to $5,082.6 million for the second quarter of 2022, a decrease of $1,316.0 million, or 25.9%. The net decrease in cost of materials and other was primarily driven by the following:
•decreases in cost of crude oil feedstocks at the refineries, including a 32.3% decrease in the average cost of WTI Cushing crude oil and a 32.2% decrease in the average cost of WTI Midland crude oil;
•decreases in the average volumes sold and average cost per gallon of gasoline and diesel sold in our logistics segment; and
•a decrease in retail cost of materials and other due to 26.9% decrease in average cost per gallon sold applied to higher fuel sales volumes.
YTD 2023 vs. YTD 2022
Cost of materials and other was $7,206.2 million for the six months ended June 30, 2023, compared to $9,235.1 million for six months ended June 30, 2022, a decrease of $2,028.9 million, or 22.0%. The net decrease in cost of materials and other primarily related to the following:
•a decrease in the cost of crude oil feedstocks at the refineries, including a 26.7% decrease in the average cost of WTI Cushing crude oil and a 26.6% decrease in the average cost of WTI Midland crude oil and decreased wholesale activity;
•decreases in the average volumes sold and average cost per gallon of gasoline and diesel sold, partially offset by incremental cost of materials and other from the Delaware Gathering Acquisition in our logistics segment; and
•a decrease in retail cost of materials and other due to 18.5% decrease in average cost per gallon sold applied to higher fuel sales volumes.

40 |

Management's Discussion and Analysis
Operating Expenses
Q2 2023 vs. Q2 2022
Operating expenses (included in both cost of sales and other operating expenses) were $219.8 million for the second quarter of 2023 compared to $226.7 million for the second quarter of 2022, a decrease of $6.9 million, or 3.0%. The decrease in operating expenses was primarily driven by the following:
•lower natural gas prices in 2023.
These decreases were partially offset by the following:
•an increase in maintenance costs including costs related to our Safety Action Plan, which we expect will continue at least through the end of 2023.
YTD 2023 vs. YTD 2022
Operating expenses (included in both cost of sales and other operating expenses) were $417.6 million for the six months ended June 30, 2023 compared to $396.5 million in six months ended June 30, 2022, an increase of $21.1 million, or 5.3%. The increase in operating expenses was primarily driven by the following:
•an increase in maintenance costs including costs related to our Safety Action Plan, which we expect will continue at least through the end of 2023; and
•an increase in employee costs.
These increases were partially offset by the following:
•lower natural gas prices in 2023.
General and Administrative Expenses
Q2 2023 vs. Q2 2022
General and administrative expenses were $75.8 million for the second quarter of 2023 compared to $122.3 million for the second quarter of 2022, a decrease of $46.5 million, or 38.0%. The decrease was primarily driven by a decrease in employee costs including incentive compensation costs and no transactions costs related to the Delaware Gathering Acquisition in the 2023 period.
YTD 2023 vs. YTD 2022
General and administrative expenses were $147.3 million for the six months ended June 30, 2023 compared to $172.5 million in six months ended June 30, 2022, a decrease of $25.2 million, or 14.6%. The decrease was primarily driven by a decrease in employee costs including incentive compensation costs and no transactions costs related to the Delaware Gathering Acquisition in the 2023 period.
Depreciation and Amortization
Q2 2023 vs. Q2 2022
Depreciation and amortization (included in both cost of sales and other operating expenses) was $89.4 million for the second quarter of 2023 compared to $68.0 million for the second quarter of 2022, an increase of $21.4 million, or 31.5%. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the first quarter of 2022 and depreciation and amortization attributable to the Delaware Gathering Acquisition.
YTD 2023 vs. YTD 2022
Depreciation and amortization (included in both cost of sales and other operating expenses) was $172.8 million and $136.3 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $36.5 million, or 26.8%. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the first quarter of 2022 and amortization attributable to the Delaware Gathering Acquisition.
Other Operating Income, Net
Q2 2023 vs. Q2 2022
Other operating income, net decreased by $4.2 million in the second quarter of 2023 to $6.1 million compared to $10.3 million in the second quarter of 2022. The decrease was primarily due to a $3.9 million decrease in insurance recoveries related to the fire and freeze events that occurred during the first quarter 2021.

41 |

Management's Discussion and Analysis
YTD 2023 vs. YTD 2022
Other operating income, net was $16.9 million and $38.7 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $21.8 million, primarily due to an $8.8 million decrease in insurance recoveries related to the fire and freeze events that occurred during the first quarter 2021 and decreased hedge gains realized in 2023 compared to 2022 associated with our trading derivatives.

Non-Operating Expenses, Net
Interest Expense, Net
Q2 2023 vs. Q2 2022
Interest expense, net increased by $36.8 million, or 84.4%, to $80.4 million in the second quarter of 2023 compared to $43.6 million in the second quarter of 2022, primarily driven by the following:
•an increase in the average effective interest rate of 492 basis points in the second quarter of 2023 compared to the second quarter of 2022 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding); and
•an increase in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $92.6 million in the second quarter of 2023 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the second quarter of 2022.
YTD 2023 vs. YTD 2022
Interest expense, net was $156.9 million in the six months ended June 30, 2023, compared to $82.0 million for six months ended June 30, 2022, an increase of $74.9 million, or 91.3% primarily due to the following:
•an increase in the average effective interest rate of 444 basis points during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding); and
•an increase in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $283.0 million during the six months ended June 30, 2023 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the six months ended June 30, 2022.
Results from Equity Method Investments
Q2 2023 vs. Q2 2022
We recognized income from equity method investments of $25.5 million during the second quarter of 2023, compared to $15.7 million for the second quarter of 2022, an increase of $9.8 million. This increase was primarily driven by the following:
•an increase in income from our asphalt terminal equity method investment due to higher volumes and resulting revenue increases; and
•an increase in income from our investment in W2W Holdings LLC to $6.8 million in the second quarter of 2023 from $2.1 million in the second quarter of 2022.
YTD 2023 vs. YTD 2022
We recognized income from equity method investments of $40.1 million for the six months ended June 30, 2023, compared to $26.6 million for the six months ended June 30, 2022, an increase of $13.5 million. This increase was primarily driven by the following:
•an increase in income from our asphalt terminal equity method investment due to higher volumes and resulting revenue increases; and
•an increase in income from our investment in W2W Holdings LLC to $11.3 million during the six months ended June 30, 2023 from $4.2 million in the six months ended June 30, 2022.

Income Taxes
Q2 2023 vs. Q2 2022
For the second quarter of 2023, we recorded an income tax benefit of $3.8 million compared to income tax expense of $100.4 million for the second quarter of 2022, primarily driven by the following:
•a decrease in pre-tax net income of $474.3 million; and
•Our effective tax rates were 71.7% and 21.4% for the three months ended June 30, 2023 and 2022, respectively, due to the impact of fixed dollar favorable permanent differences on the tax rate and changes in the second quarter estimated annual effective tax rate applied to year to date earnings.

42 |

Management's Discussion and Analysis
YTD 2023 vs. YTD 2022
For the six months ended June 30, 2023, we recorded income tax expense of $12.0 million compared to $103.5 million for the six months ended June 30, 2022, primarily driven by the following:
•a decrease in pre-tax net income of $404.2 million, and
•Our effective tax rates were 14.5% and 21.3% for the six months ended June 30, 2023 and 2022, respectively, due to the impact of fixed dollar favorable permanent differences on the tax rate.

43 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth selected information concerning our refining segment operations ($ in millions, except per barrel amounts):

Selected Refining Financial Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$4,052.5	$5,874.9	$7,847.0	$10,267.2
Cost of materials and other	3,783.3	5,096.5	7,242.1	9,286.7
Refining Margin	$269.2	$778.4	$604.9	$980.5

Operating expenses (excluding depreciation and amortization)	$153.8	$169.4	$292.9	$292.1

Refining segment EBITDA	$110.5	$587.9	$302.6	$667.9

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

Refinery Statistics
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Refining Segment
Days in period	91	91	181	181
Total sales volume - refined product (average bpd) (1)	305,688	305,300	288,795	304,587
Total production (average bpd)	291,715	295,457	279,230	290,784
Crude oil	282,493	294,702	265,441	283,491
Other feedstocks	12,988	2,602	16,642	8,703
Total throughput (average bpd):	295,481	297,304	282,083	292,194

Crude Slate: (% based on amount received in period)
WTI crude oil	75.9%	62.2%	73.2%	62.4%
Gulf Coast Sweet Crude	4.0%	10.8%	4.3%	10.1%
Local Arkansas crude oil	3.9%	4.3%	4.2%	4.4%
Other	16.2%	22.7%	18.3%	23.1%

Crude utilization (% based on nameplate capacity)	93.5%	97.6%	87.9%	93.9%

45 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Tyler, TX Refinery
Days in period	91	91	181	181
Products manufactured (average bpd):
Gasoline	37,672	32,645	28,276	34,924
Diesel/Jet	33,029	30,271	23,091	29,644
Petrochemicals, LPG, natural gas liquids ("NGLs")	3,031	1,983	1,890	2,116
Other	1,829	1,824	1,803	1,748
Total production	75,561	66,723	55,060	68,432
Throughput (average bpd):
Crude Oil	72,955	66,681	51,501	66,559
Other feedstocks	3,955	552	4,323	2,128
Total throughput	76,910	67,233	55,824	68,687
Per barrel of throughput:
Operating expenses (2)	$3.78	$6.20	$5.29	$5.40
Crude Slate: (% based on amount received in period)
WTI crude oil	86.5%	83.8%	78.7%	85.4%
East Texas crude oil	13.5%	16.2%	21.3%	14.6%

El Dorado, AR Refinery
Days in period	91	91	181	181
Products manufactured (average bpd):
Gasoline	34,220	39,347	36,121	38,118
Diesel	27,948	32,855	27,830	31,027
Petrochemicals, LPG, NGLs	1,521	1,549	1,406	1,285
Asphalt	6,641	8,181	7,177	7,655
Other	1,185	805	967	795
Total production	71,515	82,737	73,501	78,880
Throughput (average bpd):
Crude Oil	71,449	81,510	72,040	76,827
Other feedstocks	2,011	2,221	3,278	3,079
Total throughput	73,460	83,731	75,318	79,906
Per barrel of throughput:
Operating expenses (2)	$5.00	$5.07	$4.73	$4.63
Crude Slate: (% based on amount received in period)
WTI crude oil	68.4%	53.1%	65.2%	43.2%
Local Arkansas crude oil	16.6%	15.6%	15.6%	16.4%
Other	15.0%	31.3%	19.2%	40.4%

46 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Big Spring, TX Refinery
Days in period	91	91	181	181
Products manufactured (average bpd):
Gasoline	33,582	34,918	36,032	33,912
Diesel/Jet	20,774	27,043	23,194	24,877
Petrochemicals, LPG, NGLs	3,034	3,537	3,083	3,436
Asphalt	1,630	1,406	1,636	1,642
Other	1,907	1,410	2,272	1,345
Total production	60,927	68,314	66,217	65,212
Throughput (average bpd):
Crude oil	59,240	70,662	63,590	65,675
Other feedstocks	3,020	(1,093)	3,818	315
Total throughput	62,260	69,569	67,408	65,990
Per barrel of refined throughput:
Operating expenses (2)	$8.91	$7.58	$7.24	$6.86
Crude Slate: (% based on amount received in period)
WTI crude oil	66.7%	68.2%	71.0%	67.5%
WTS crude oil	33.3%	31.8%	29.0%	32.5%

Krotz Springs, LA Refinery
Days in period	91	91	181	181
Products manufactured (average bpd):
Gasoline	41,191	31,298	41,517	31,979
Diesel/Jet	31,968	32,419	32,373	31,711
Heavy Oils	3,725	845	3,618	1,690
Petrochemicals, LPG, NGLs	6,588	7,152	6,730	7,040
Other	240	5,970	214	5,840
Total production	83,712	77,684	84,452	78,260
Throughput (average bpd):
Crude Oil	78,848	75,849	78,309	74,430
Other feedstocks	4,002	922	5,224	3,181
Total throughput	82,850	76,771	83,533	77,611
Per barrel of throughput:
Operating expenses (2)	$4.74	$6.14	$4.97	$5.12
Crude Slate: (% based on amount received in period)
WTI Crude	77.4%	49.4%	78.5%	56.6%
Gulf Coast Sweet Crude	15.0%	40.6%	14.7%	38.2%
Other	7.6%	10.0%	6.8%	5.2%
(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.
(2) Reflects the prior period conforming reclassification adjustment between operating expenses and general and administrative expenses.

47 |

Management's Discussion and Analysis
Included in the refinery statistics above are the following inter-refinery and sales to other segments:

Inter-refinery Sales
	Three Months Ended June 30,		Six Months Ended June 30,
(in barrels per day)	2023	2022	2023	2022
El Dorado refined product sales to other Delek refineries	—	1,531	—	1,201
Big Spring refined product sales to other Delek refineries	—	470	—	554
Krotz Springs refined product sales to other Delek refineries	—	1,061	—	783

Refinery Sales to Other Segments
	Three Months Ended June 30,		Six Months Ended June 30,
(in barrels per day)	2023	2022	2023	2022

El Dorado refined product sales to other Delek segments	—	9	—	8
Big Spring refined product sales to other Delek segments	—	22,647	9,663	22,209

Pricing Statistics (average for the period presented)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

WTI — Cushing crude oil (per barrel)	$73.57	$108.74	$74.78	$102.02
WTI — Midland crude oil (per barrel)	$73.56	$108.50	$74.77	$101.81
WTS — Midland crude oil (per barrel)	$73.55	$109.06	$74.48	$101.92
LLS (per barrel)	$75.67	$110.25	$77.27	$103.92
Brent (per barrel)	$77.74	$111.84	$79.94	$104.93

U.S. Gulf Coast 5-3-2 crack spread (per barrel) - utilizing HSD	$9.79	$34.05	$13.22	$26.12
U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$25.54	$44.03	$29.04	$33.77
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$25.42	$42.44	$28.32	$32.56
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$11.32	$36.23	$15.23	$26.71

U.S. Gulf Coast Unleaded Gasoline (per gallon)	$2.34	$3.40	$2.37	$3.05
Gulf Coast Ultra low sulfur diesel (per gallon)	$2.38	$3.98	$2.62	$3.50
U.S. Gulf Coast high sulfur diesel (per gallon)	$1.45	$3.39	$1.68	$3.04
Natural gas (per MMBtu)	$2.33	$7.50	$2.53	$6.05

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

48 |

Management's Discussion and Analysis
Refining Segment Operational Comparison of the Three and Six Months Ended June 30, 2023 versus the Three and Six Months Ended June 30, 2022.
Revenues
Q2 2023 vs. Q2 2022
Net revenues for the refining segment decreased by $1,822.4 million, or 31.0%, in the second quarter of 2023 compared to the second quarter of 2022. The decrease was primarily driven by the following:
•a decrease in the average price of U.S. Gulf Coast gasoline of 31.1%, ULSD of 40.2%, and HSD of 57.4%; and
•a decrease in wholesale activity.
Net revenues included sales to our retail segment of $111.5 million and $160.1 million, sales to our logistics segment of $92.0 million and $143.9 million, and sales to our other segment of $0.0 million and $8.3 million for the three months ended June 30, 2023 and June 30, 2022, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2023 vs. YTD 2022
Revenues for the refining segment decreased $2,420.2 million, or 23.6%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily driven by the following:
•a decrease in the average price of U.S. Gulf Coast gasoline of 22.5%, ULSD of 25.0%, and HSD of 44.7%;
•a decrease in total sales volumes primarily driven by turnaround activities at the Tyler refinery in the first quarter 2023; and
•a decrease in wholesale activity.
Revenues included sales to our retail segment of $214.1 million and $271.9 million, sales to our logistics segment of $183.1 million and $249.8 million and sales to the other segment of $0.0 million and $16.4 million for the six months ended June 30, 2023 and 2022, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Q2 2023 vs. Q2 2022
Cost of materials and other decreased by $1,313.2 million, or 25.8%, in the second quarter of 2023 compared to the second quarter of 2022. The decrease was primarily driven by the following:
•decreases in the cost of WTI Cushing crude oil, from an average of $108.74 per barrel to an average of $73.57, or 32.3%, and decreases in the cost of WTI Midland crude oil, from an average of $108.50 per barrel to an average of $73.56, or 32.2%; and
•a decrease in wholesale activity.
YTD 2023 vs. YTD 2022
Cost of materials and other decreased $2,044.6 million, or 22.0%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily driven by the following:
•decreases in the cost of WTI Cushing crude oil, from an average of $102.02 per barrel to an average of $74.78, or 26.7%, and decreases in the cost of WTI Midland crude oil, from an average of $101.81 per barrel to an average of $74.77, or 26.6%;
•a decrease in sales volumes; and
•a decrease in wholesale activity.

49 |

Management's Discussion and Analysis
Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $132.6 million and $123.8 million during the three months ended June 30, 2023 and 2022, respectively. These costs and fees were $257.2 million and $247.2 million during the six months ended June 30, 2023 and 2022, respectively. We eliminate these intercompany fees in consolidation.

Refining Margin
Q2 2023 vs. Q2 2022
Refining segment margin decreased by $509.2 million, or 65.4%, in the second quarter of 2023 compared to the second quarter of 2022, with a refining margin percentage of 6.6% as compared to 13.2% for the second quarter of 2023 and 2022, respectively, primarily driven by the following:
•a 42.0% decrease in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 40.1% decrease in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery), and a 68.8% decrease in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery); and
•a decrease in utilization.
YTD 2023 vs. YTD 2022
Refining margin decreased by $375.6 million, or 38.3%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, with a refining margin percentage of 7.7% as compared to 9.5% for the six months ended June 30, 2023 and 2022, respectively, primarily driven by the following:
•a 14.0% decrease in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 13.0% decrease in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery) and a 43.0% decrease in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery); and
•a decrease in total sales volumes primarily driven by turnaround activities at the Tyler refinery in the first quarter of 2023.

50 |

Management's Discussion and Analysis
Operating Expenses
Q2 2023 vs. Q2 2022
Operating expenses decreased by $15.6 million, or 9.2%, in the second quarter of 2023 compared to the second quarter of 2022. The decrease in operating expenses was primarily driven by the following:
•lower natural gas in 2023.
These decreases were partially offset by the following:
•increase in outside service and maintenance costs including costs related to our Safety Action Plan, which we expect will continue at least through the end of 2023.
YTD 2023 vs. YTD 2022
Operating expenses increased $0.8 million, or 0.3%, in the six months ended June 30, 2023, compared to six months ended June 30, 2022. The increase in operating expenses was primarily driven by the following:
•higher employee, outside service and maintenance costs including costs related to our Safety Action Plan, which we expect will continue at least through the end of 2023.
These increases were partially offset by the following:
•lower natural gas prices in 2023.

EBITDA
Q2 2023 vs. Q2 2022
EBITDA decreased by $477.4 million, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to a decrease in refining margin driven by decreased crack spreads, partially offset by lower natural gas prices.
YTD 2023 vs. YTD 2022
EBITDA decreased by $365.3 million, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to a decrease in refining margin driven by decreased crack spreads and decreased sales volume, partially offset by lower natural gas prices.

51 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Selected Logistics Financial and Operating Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$246.9	$266.7	$490.4	$473.3
Cost of materials and other	$128.1	$176.4	$254.2	$302.6
Operating expenses (excluding depreciation and amortization)	$29.0	$21.0	$53.7	$39.1
EBITDA	$90.9	$62.6	$182.3	$126.8

Operating Information:
Gathering & Processing: (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	61,260	84,699	62,131	78,818
Refined products pipelines	44,966	64,821	49,957	62,186
SALA Gathering System	13,041	17,961	13,509	17,064
East Texas Crude Logistics System	30,666	19,942	26,690	18,010
Midland Gathering Assets (1)	221,876	101,236	221,993	100,783
Plains Connection System	255,035	154,086	247,856	158,025
Delaware Gathering Assets: (2)
Natural Gas Gathering and Processing (Mcfd) (3)	73,309	51,292	74,008	51,292
Crude Oil Gathering (average bpd)	117,017	78,011	110,408	78,011
Water Disposal and Recycling (average bpd)	127,195	57,625	107,848	57,625

Wholesale Marketing & Terminalling:
East Texas - Tyler refinery sales volumes (average bpd) (4)	69,310	63,502	52,158	67,021
Big Spring wholesale marketing throughputs (average bpd)	75,164	78,634	76,763	77,100
West Texas wholesale marketing throughputs (average bpd)	9,985	10,073	9,454	9,994
West Texas wholesale marketing margin per barrel	$3.23	$2.67	$2.89	$2.85
Terminalling throughputs (average bpd) (5)	134,323	130,002	113,926	136,808
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

52 |

Management's Discussion and Analysis
Logistics Segment Operational Comparison of the Three and Six Months Ended June 30, 2023 versus the Three and Six Months Ended June 30, 2022.
Q2 2023 vs. Q2 2022
Net revenues decreased by $19.8 million, or 7.4%, in the second quarter of 2023 compared to the second quarter of 2022, primarily driven by:
•decreased revenue of $50.9 million in our West Texas marketing operations primarily driven by decreases in the average sales prices per gallon and the average volumes sold:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.93 per gallon and $1.53 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold decreased by 0.6 million and 1.5 million gallons, respectively.
•partially offset by an increase in revenue as a result of our Delaware Gathering operations, which began in June 2022.
Net revenues included sales to our refining segment of $132.6 million and $123.8 million for the three months ended June 30, 2023 and June 30, 2022, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2023 vs. YTD 2022
Revenues increased by $17.1 million, or 3.6%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily driven by the following:
•increase in revenue as a result of our Delaware Gathering operations, which began in June 2022;
•increase in volumes associated with Midland Gathering operations due to new connections finalized during 2022; and
•partially offset by decreased revenue in our West Texas marketing operations primarily driven by decreases in the average sales prices per gallon and the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.58 per gallon and $0.79 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold decreased by 3.4 million gallons and 2.4 million gallons, respectively.
Revenues included sales to our refining segment of $257.2 million and $247.2 million for the six months ended June 30, 2023 and 2022, respectively, and sales to our other segment of $0.8 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively. We eliminate this intercompany revenue in consolidation.

53 |

Management's Discussion and Analysis

Cost of Materials and Other
Q2 2023 vs. Q2 2022
Cost of materials and other for the logistics segment decreased by $48.3 million, or 27.4%, in the second quarter of 2023 compared to the second quarter of 2022. The decrease was primarily driven by the following:
•decrease in costs of materials and other in our West Texas marketing operations primarily driven by decreases in the average cost per gallon and the average volumes of gasoline and diesel sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.32 per gallon and $0.12 per gallon, respectively; and
◦the average volumes of gallons and diesel sold decreased by 0.6 million and 1.5 million gallons, respectively.
•partially offset by increase in costs of materials and other as a result of our Delaware Gathering operations, which began in June 2022.
Our logistics segment purchased product from our refining segment of $92.0 million and $143.9 million for the three months ended June 30, 2023 and June 30, 2022, respectively. We eliminate these intercompany costs in consolidation.
YTD 2023 vs. YTD 2022
Cost of materials and other for the logistics segment decreased by $48.4 million, or 16.0%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily driven by the following:
•decrease in costs of materials and other in our West Texas marketing operations primarily driven by decreases in the average cost per gallon and the average volumes of gasoline and diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.27 per gallon and $0.11 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold decreased by 3.4 million gallons and 2.4 million gallons, respectively.
•partially offset by increase in cost of materials and other as a result of our Delaware Gathering operations, which began in June 2022.
Our logistics segment purchased product from our refining segment of $183.1 million and $249.8 million for the six months ended June 30, 2023 and 2022, respectively. We eliminate these intercompany costs in consolidation.

54 |

Management's Discussion and Analysis

Operating Expenses
Q2 2023 vs. Q2 2022
Operating expenses increased by $8.0 million, or 38.1%, in the second quarter of 2023 compared to the second quarter of 2022, driven by incremental expenses associated with Delaware Gathering Acquisition
YTD 2023 vs. YTD 2022
Operating expenses increased by $14.6 million, or 37.3%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by incremental expenses associated with Delaware Gathering Acquisition.

EBITDA
Q2 2023 vs. Q2 2022
EBITDA increased by $28.3 million, or 45.2%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily driven by the following:
•higher throughput volumes; and
•incremental EBITDA from the Delaware Gathering Acquisition.
YTD 2023 vs. YTD 2022
EBITDA increased by $55.5 million, or 43.8%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by the following:
•higher throughput volumes; and
•incremental EBITDA from the Delaware Gathering Acquisition.

55 |

Management's Discussion and Analysis

Retail Segment
The tables below set forth certain information concerning our retail segment operations (gross sales $ in millions):

Selected Retail Financial and Operating Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$232.7	$277.1	$437.7	$486.6
Cost of materials and other	188.5	233.8	$358.5	$406.8
Operating expenses (excluding depreciation and amortization)	25.9	25.1	$50.5	$47.8

EBITDA	$15.0	$12.5	$21.4	$22.8

Operating Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Number of stores (end of period)	247	248	247	248
Average number of stores	247	248	247	248
Average number of fuel stores	242	243	242	243
Retail fuel sales	$148.4	$193.6	$279.5	$333.5
Retail fuel sales (thousands of gallons)	45,687	44,911	85,651	84,416
Average retail gallons per average number of stores (in thousands)	189	185	354	348
Average retail sales price per gallon sold	$3.25	$4.31	$3.26	$3.95
Retail fuel margin ($ per gallon) (1)	$0.342	$0.329	$0.307	$0.322
Merchandise sales (in millions)	$84.3	$83.4	$158.2	$153.1
Merchandise sales per average number of stores (in millions)	$0.3	$0.3	$0.6	$0.6
Merchandise margin %	33.9%	34.0%	33.5%	34.3%

Same-Store Comparison (2)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Change in same-store retail fuel gallons sold	(1.5)%	5.8%	(1.6)%	3.4%
Change in same-store merchandise sales	0.1%	0.1%	2.4%	(2.4)%

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

56 |

Management's Discussion and Analysis
Retail Segment Operational Comparison of the Three and Six Months Ended June 30, 2023 versus the Three and Six Months Ended June 30, 2022.
Revenues
Q2 2023 vs. Q2 2022
Net revenues for the retail segment decreased by $44.4 million, or 16.0%, in the second quarter of 2023 compared to the second quarter of 2022, primarily driven by the following:
•a decrease in total fuel sales which were $148.4 million in the second quarter of 2023 compared to $193.6 million in the second quarter of 2022, primarily attributable to a decrease of $1.06 in average price charged per gallon sold.
These decreases were partially offset by the following:
•an increase in merchandise sales to $84.3 million in the second quarter of 2023 compared to $83.4 million in the second quarter of 2022, primarily driven by the same-store sales increase of 0.1%.
YTD 2023 vs. YTD 2022
Revenues for the retail segment decreased by $48.9 million, or 10.0%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by the following:
•a decrease in total fuel sales which were $279.5 million for the six months ended June 30, 2023 compared to $333.5 million for the six months ended June 30, 2022, primarily attributable to a $0.69 decrease in average price charged per gallon sold.
These decreases were partially offset by the following:
•an increase in merchandise sales to $158.2 million for the six months ended June 30, 2023 compared to $153.1 million for the six months ended June 30, 2022, primarily driven by the same-store sales increase of 2.4%.

57 |

Management's Discussion and Analysis
Cost of Materials and Other
Q2 2023 vs. Q2 2022
Cost of materials and other for the retail segment decreased by $45.3 million, or 19.4%, in the second quarter of 2023 compared to the second quarter of 2022, primarily driven by the following:
•a decrease in average cost per gallon of $1.07, or 26.9%, applied to fuel sales volumes that increased period over period.
Our retail segment purchased finished product from our refining segment of $111.5 million and $160.1 million for the three months ended June 30, 2023 and June 30, 2022, respectively, which is eliminated in consolidation.
YTD 2023 vs. YTD 2022
Cost of materials and other for the retail segment decreased by $48.3 million, or 11.9%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by the following:
•a decrease in average cost per gallon of $0.67, or 18.5%.
Our retail segment purchased finished product from our refining segment of $214.1 million and $271.9 million for the six months ended June 30, 2023 and 2022, respectively. We eliminate this intercompany cost in consolidation.

Operating Expenses
Q2 2023 vs. Q2 2022
Retail segment operating expenses increased by $0.8 million, or 3.2%, in the second quarter of 2023 compared to the second quarter of 2022, primarily due to driven by higher employee cost in 2023.
YTD 2023 vs. YTD 2022
Operating expenses for the retail segment increased by $2.7 million, or 5.6%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily driven by higher employee cost in 2023.

EBITDA
Q2 2023 vs. Q2 2022
EBITDA for the retail segment increased by $2.5 million, or 20.0%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily driven by the following:
•an increase in average fuel margin of $0.013 per gallon and an increase in fuel sales volume; and
•a 1.0% increase in merchandise sales, partially offset by a decrease in merchandise margin percentage of 0.1%.
YTD 2023 vs. YTD 2022
EBITDA for the retail segment decreased by $1.4 million, or 6.1%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by the following:
•a decrease in average fuel margin of $0.015 per gallon, partially offset by an increase in fuel sales volume; and
•an increase in operating expenses due to higher employee costs.

58 |

Management's Discussion and Analysis
Liquidity and Capital Resources
Sources of Capital
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At June 30, 2023 our total liquidity amounted to $1.6 billion comprised primarily of $787.5 million in unused credit commitments under our revolving credit facilities (as discussed in Note 9 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) and $821.6 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends and fund operational capital expenditures. On August 4, 2023, our Board of Directors approved a quarterly cash dividend of $0.235 per share of our common stock.
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
As of June 30, 2023, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Term Loan Credit Facility (see further discussion in Note 9 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q). Additionally, we were in compliance with incurrence covenants to the extent triggered during the quarter ended June 30, 2023. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may pay dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to): available borrowings under our existing Delek Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Revolving Facility; the allowance to incur an additional $400.0 million of secured debt under the Delek Term Loan Credit Facility (see further discussion of these facilities in Note 9 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks or joint ventures, as otherwise contemplated and allowed under our incurrence covenants.
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Six Months Ended June 30,
	2023	2022
Cash Flow Data:
Operating activities	$490.2	$585.9
Investing activities	(279.9)	(720.9)
Financing activities	(230.0)	523.1
Net (decrease) increase	$(19.7)	$388.1

Cash Flows from Operating Activities
Net cash provided by operating activities was $490.2 million for the six months ended June 30, 2023, compared to $585.9 million for the comparable period of 2022. Decreases were a result of an increase in cash paid for debt interest of $84.5 million, partially offset by an increase in dividends received of $5.0 million. Additionally, cash receipts from customers and cash payments to suppliers and for salaries increased resulting in a net $18.8 million increase in cash provided by operating activities.

59 |

Management's Discussion and Analysis
Cash Flows from Investing Activities
Net cash used in investing activities was $279.9 million for the six months ended June 30, 2023, compared to $720.9 million in the comparable period of 2022. The decrease in cash flows used in investing activities was primarily due to the $621.7 million Delaware Gathering Acquisition in 2022 and a $5.6 million increase in distributions from equity method investments, partially offset by a $179.5 million increase in purchases of property, plant and equipment, substantially driven by maintenance projects associated with the Tyler turnaround, other refinery additions and various interconnects associated with Logistics assets and payments of $9.0 million for equity interests investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $230.0 million for the six months ended June 30, 2023, compared to cash provided of $523.1 million in the comparable 2022 period. The decrease in cash provided was primarily due to net payments on long-term revolvers and term debt of $248.0 million during the six months ended June 30, 2023, compared to net proceeds of $595.5 million in the comparable 2022 period, dividend payments of $29.7 million made during the six months ended June 30, 2023 and proceeds received of $16.4 million in the comparable 2022 period for the sale of Delek Logistics common limited partner units.
These decreases in cash flows were partially offset by a decrease in share repurchases of $23.6 million, combined with the impact of the following: net proceeds from product financing arrangements of $52.8 million for the six months ended June 30, 2023 compared to net payments $2.8 million in the comparable 2022 period, and the receipt of settlement proceeds of $58.0 million during the first quarter of 2023 associated with the termination of the J. Aron Supply & Offtake Agreements and origination of the Citi Inventory Intermediation Agreement.
Cash Position and Indebtedness
As of June 30, 2023, our total cash and cash equivalents were $821.6 million and we had total long-term indebtedness of approximately $2,810.9 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $62.9 million. Additionally, we had letters of credit issued of approximately $251.5 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $787.5 million. The decrease of $246.7 million in total long-term indebtedness as of June 30, 2023 compared to December 31, 2022 resulted primarily from a decrease in net borrowings under the Delek Revolving Credit Facility and the United Community Bank Revolver, partially offset by an increase in net borrowings under the Delek Logistics Revolving Facility. As of June 30, 2023, our total long-term indebtedness (as defined in Note 9 of the condensed consolidated financial statements in Item 1. Financial Statements) consisted of the following:
•aggregate principal of $150.0 million under the Delek Revolving Credit Facility (maturity of October 26, 2027 and average borrowing rate of 6.45%);
•aggregate principal of $945.3 million under the Delek Term Loan Credit Facility (maturity of November 19, 2029 and effective interest of 9.95%);
•aggregate principal of $811.0 million under the Delek Logistics Revolving Facility, (maturity of October 13, 2027 and average borrowing rate of 7.95%);
•aggregate principal of $292.5 million under the Delek Logistics Term Loan Facility (maturity of October 13, 2024 and average borrowing rate of 8.41%);
•aggregate principal of $250.0 million under the Delek Logistics 2025 Notes (due in 2025, with effective interest rate of 7.17%);
•aggregate principal of $400.0 million under the Delek Logistics 2028 Notes (due in 2028, with effective interest rate of 7.39%); and
•aggregate principal of $25.0 million under the United Community Bank Revolver (maturity of June 30, 2024 and average borrowing rate of 7.50%).
See Note 9 to our accompanying condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for additional information about our separate debt and credit facilities.
Additionally, we utilize other financing arrangements to finance operating assets and/or, from time to time, to monetize other assets that may not be needed in the near term, when internal cost of capital and other criteria are met. Such arrangements include our inventory intermediation arrangement, which finances a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs or other non-inventory product financing liabilities. On June 21, 2023, DKTS entered into a letter agreement to the Inventory Intermediation Agreement with Citi to temporarily increase its letter of credit issued to Citi by $100.0 million which will allow DKTS to defer payments of certain obligations under the Inventory Intermediation Agreement until July 2023. These deferred obligations will be subject to applicable interest charges. Our inventory intermediation obligation with Citi was $453.4 million at June 30, 2023, none of which is current. See Note 8 of the accompanying condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for additional information about our inventory intermediation agreement. Our product financing liabilities consisted primarily of RIN financings as of June 30, 2023, and totaled $322.4 million, all of which is due in the next 12 months. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of our December 31, 2022 Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Cash Requirements" section below.
Debt Ratings
We receive debt ratings from the major ratings agencies in the U.S. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, commodity pricing levels, our liquidity, asset quality, reserve mix, debt levels and seniorities, cost structure, planned asset sales and production growth opportunities.

60 |

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

Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the six months ended June 30, 2023, by segment, as well as planned capital expenditures for the full year 2023 by operating segment and major category (in millions):

	2023 Forecast	Six Months Ended June 30, 2023 Actual
Refining
Regulatory	$21.5	$2.7
Sustaining maintenance, including turnaround activities	174.0	174.3
Growth projects	6.3	0.1
Refining segment total	201.8	177.1
Logistics
Regulatory	13.0	1.2
Sustaining maintenance	2.2	1.3
Growth projects	66.1	53.0
Logistics segment total	81.3	55.5
Retail
Regulatory	—	—
Sustaining maintenance	26.9	6.2
Growth projects	4.2	1.8
Retail segment total	31.1	8.0
Corporate and Other
Regulatory	2.1	1.5
Sustaining maintenance	32.1	9.5
Growth projects	2.1	1.7
Other total	36.3	12.7
Total capital spending	$350.5	$253.3

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

61 |

Management's Discussion and Analysis
Cash Requirements
Long-Term Cash Requirements Under Contractual Obligations
Information regarding our known cash requirements under contractual obligations of the types described below as of June 30, 2023, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long-term debt and notes payable obligations	$49.5	$546.5	$1,380.0	$897.8	$2,873.8
Interest (1)	228.7	401.2	312.9	124.3	1,067.1
Operating lease commitments (2)	57.0	75.8	35.4	20.6	188.8
Purchase commitments (3)	562.3	—	—	—	562.3
Product financing agreements (4)	322.4	—	—	—	322.4
Transportation agreements (5)	215.0	420.2	292.8	364.1	1,292.1
Inventory intermediation obligation (6)	41.6	474.4	—	—	516.0
Total	$1,476.5	$1,918.1	$2,021.1	$1,406.8	$6,822.5
(1) Expected interest payments on debt outstanding at June 30, 2023. Floating interest rate debt is calculated using June 30, 2023 rates. For additional information, see Note 9 to the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of June 30, 2023.
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

Other Cash Requirements
Our material short-term cash requirements under contractual obligations are presented above, and we expect to fund the majority of those requirements with cash flows from operations. Our other cash requirements consisted of operating activities and capital expenditures. Operating activities include cash outflows related to payments to suppliers for crude and other inventories (which are largely reflected in our contractual purchase commitments in the table above) and payments for salaries and other employee related costs. Cash outlays in 2023 included incentive compensation payments that were earned and accrued in 2022. In line with our long-term sustainable strategy, future cash requirements will include initiatives to build on our long-term sustainable business model, ESG initiatives and sum of the parts initiatives.
Refer to the cash flow section for our operating activities spend during the six months ended June 30, 2023. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity.
Refer to the 'Capital Spending' section for our capital expenditures for six months ended June 30, 2023 and our anticipated cash requirements for planned capital expenditures for the full year 2023.

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

62 |

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
The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are presented separately below), as of June 30, 2023 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2023	2024
Contracts not designated as hedging instruments:
Crude oil price swaps - long (1)	$(4.0)	69,847,000	50,773,000	19,074,000
Crude oil price swaps - short (1)	9.3	73,253,000	54,908,000	18,345,000
Inventory, refined product and crack spread swaps - long (1)	2.1	3,386,000	3,386,000	—
Inventory, refined product and crack spread swaps - short (1)	(0.4)	4,862,000	4,862,000	—
Natural gas swaps - long (3)	(0.1)	4,160,000	4,160,000	—
Natural gas swaps - short (3)	(0.3)	2,627,500	2,627,500	—
RINs commitment contracts - long (2)	(0.1)	70,800,000	70,800,000	—
RINs commitment contracts - short (2)	(0.8)	10,300,000	10,300,000	—
Total	$5.7
(1) Volume in barrels.
(2) Volume in RINs.
(3) Volume in MMBtu.

Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $2,223.8 million as of June 30, 2023. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of June 30, 2023 would be to change interest expense by approximately $22.2 million.
We also have interest rate exposure in connection with our Inventory Intermediation Agreement under which we pay a time value of money charge based on SOFR.
Inflation
Inflationary factors, such as increases in the costs of our inputs, operating expenses, and interest rates may adversely affect our operating results. During the six months ended 2023, our results of operations were negatively affected by higher labor costs and supply chain disruptions, the uncertain economic environment, and macroeconomic and geopolitical events and trends. We expect these cost pressures and supply chain challenges to continue through 2023. In addition, current or future governmental policies may increase the risk of inflation, which could further increase costs and may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of sales if the prices at which we are able to sell our products and services do not increase in line with increases in costs.

63 |

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
The following table sets forth information relating to trading commodity derivative contracts as of June 30, 2023 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2023
Crude forward contracts - long(1)	$46.5	629,287	629,287
Crude forward contracts - short(1)	(46.5)	629,287	629,287
Total	$—
(1) Volume in barrels.

64 |

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

65 |

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
ITEM 1A. RISK FACTORS
There were no material changes during the six months ended June 30, 2023 to the risk factors identified in the Company’s fiscal 2022 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended June 30, 2023 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act (inclusive of all purchases that have settled as of June 30, 2023).

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2023	1,184,067	$22.93	1,184,067	$242,853,396
May 1 - May 31, 2023	611,268	$20.94	611,268	$230,054,219
June 1 - June 30, 2023	—	$—	—	$230,054,219
Total	1,795,335	$22.25	1,795,335	N/A
(1)      See further discussion in Note 17 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 6. EXHIBITS

66 |

Exhibit No.		Description

10.1	#	Letter Agreement, dated as of April 6, 2023, by and between Citigroup Energy, Inc. and DK Trading & Supply, LLC.

10.2	#	Letter Agreement, dated as of June 21, 2023, by and between Citigroup Energy, Inc. and DK Trading & Supply, LLC.

10.3	*	Fifth Amendment to Delek US Holdings, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 8, 2023).

31.1	#	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	#	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	##	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	##	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and June 30, 2022 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2023 and 2022 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.
#	Filed herewith
##	Furnished herewith

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

Dated: August 8, 2023

68 |