Form 10-Q
period 2023-09-30
Delek US Holdings, Inc.
filed 2023-11-08
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At November 1, 2023, there were 63,933,521 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents
Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2023

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$901.7	$841.3
Accounts receivable, net	1,166.9	1,234.4
Inventories, net of inventory valuation reserves	1,179.2	1,518.5
Other current assets	85.6	122.7
Total current assets	3,333.4	3,716.9
Property, plant and equipment:
Property, plant and equipment	4,603.1	4,349.0
Less: accumulated depreciation	(1,768.3)	(1,572.6)
Property, plant and equipment, net	2,834.8	2,776.4
Operating lease right-of-use assets	160.3	179.5
Goodwill	744.3	744.3
Other intangibles, net	300.4	315.6
Equity method investments	371.2	359.7
Other non-current assets	124.6	100.4
Total assets	$7,869.0	$8,192.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,006.8	$1,745.6
Current portion of long-term debt	29.5	74.5
Current portion of obligation under Inventory Intermediation Agreement	—	49.9
Current portion of operating lease liabilities	49.9	49.6
Accrued expenses and other current liabilities	916.5	1,166.8
Total current liabilities	3,002.7	3,086.4
Non-current liabilities:
Long-term debt, net of current portion	2,608.5	2,979.2
Obligation under Inventory Intermediation Agreement	502.2	491.8
Environmental liabilities, net of current portion	111.6	111.5
Asset retirement obligations	42.9	41.8
Deferred tax liabilities	304.2	266.5
Operating lease liabilities, net of current portion	106.8	122.4
Other non-current liabilities	33.1	23.7
Total non-current liabilities	3,709.3	4,036.9
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 82,241,519 shares and 84,509,517 shares issued at September 30, 2023 and December 31, 2022, respectively	0.8	0.9
Additional paid-in capital	1,116.4	1,134.1
Accumulated other comprehensive loss	(5.3)	(5.2)
Treasury stock, 17,575,527 shares, at cost, at September 30, 2023 and December 31, 2022, respectively	(694.1)	(694.1)
Retained earnings	619.9	507.9
Non-controlling interests in subsidiaries	119.3	125.9
Total stockholders’ equity	1,157.0	1,069.5
Total liabilities and stockholders’ equity	$7,869.0	$8,192.8
See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$4,748.4	$5,324.9	$12,868.3	$15,766.6
Cost of sales:
Cost of materials and other	4,122.1	4,916.0	11,328.3	14,151.1
Operating expenses (excluding depreciation and amortization presented below)	217.7	201.3	577.2	536.4
Depreciation and amortization	83.7	66.5	243.1	192.0
Total cost of sales	4,423.5	5,183.8	12,148.6	14,879.5
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	22.7	28.2	80.8	89.6
General and administrative expenses	72.0	59.3	219.3	231.8
Depreciation and amortization	7.6	6.4	21.0	17.2
Other operating income, net	(2.1)	(5.8)	(19.0)	(44.5)
Total operating costs and expenses	4,523.7	5,271.9	12,450.7	15,173.6
Operating income	224.7	53.0	417.6	593.0
Interest expense, net	82.3	50.7	239.2	132.7
Income from equity method investments	(27.0)	(17.8)	(67.1)	(44.4)
Other expense (income), net	1.8	(0.7)	(4.8)	(3.0)
Total non-operating expense, net	57.1	32.2	167.3	85.3
Income before income tax expense	167.6	20.8	250.3	507.7
Income tax expense	31.5	4.0	43.5	107.5
Net income	136.1	16.8	206.8	400.2
Net income attributed to non-controlling interests	7.4	9.4	22.1	24.4
Net income attributable to Delek	$128.7	$7.4	$184.7	$375.8
Basic income per share	$1.98	$0.11	$2.80	$5.26
Diluted income per share	$1.97	$0.10	$2.78	$5.21
Weighted average common shares outstanding:
Basic	64,889,504	70,471,645	65,864,141	71,494,332
Diluted	65,464,970	71,109,364	66,372,335	72,148,638

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$136.1	$16.8	$206.8	$400.2
Other comprehensive loss:
Other loss, net of taxes	—	(0.1)	(0.1)	(0.2)
Total other comprehensive loss	—	(0.1)	(0.1)	(0.2)
Comprehensive income	$136.1	$16.7	$206.7	$400.0
Comprehensive income attributable to non-controlling interest	7.4	9.4	22.1	24.4
Comprehensive income attributable to Delek	$128.7	$7.3	$184.6	$375.6

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(In millions, except share and per share data)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2023	83,150,295	$0.8	$1,121.8	$(5.3)	$518.1	(17,575,527)	$(694.1)	$121.6	$1,062.9
Net income	—	—	—	—	128.7	—	—	7.4	136.1
Common stock dividends ($0.235 per share)	—	—	—	—	(15.2)	—	—	—	(15.2)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9.7)	(9.7)
Equity-based compensation expense	—	—	8.0	—	—	—	—	0.2	8.2
Repurchase of common stock	(981,690)	—	(13.3)	—	(11.7)	—	—	—	(25.0)
Taxes paid due to the net settlement of equity-based compensation	—	—	(0.7)	—	—	—	—	(0.3)	(1.0)
Exercise of equity-based awards	48,154	—	—	—	—	—	—	—	—
Other	24,760	—	0.6	—	—	—	—	0.1	0.7
Balance at September 30, 2023	82,241,519	$0.8	$1,116.4	$(5.3)	$619.9	(17,575,527)	$(694.1)	$119.3	$1,157.0

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2022	88,610,583	$0.9	$1,159.1	$(3.9)	$753.0	(17,575,527)	$(694.1)	$122.4	$1,337.4
Net income	—	—	—	—	7.4	—	—	9.4	16.8
Common stock dividends ($0.40 per share)	—	—	—	—	(28.3)	—	—	—	(28.3)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9.2)	(9.2)
Equity-based compensation expense	—	—	7.7	—	—	—	—	0.1	7.8
Repurchase of common stock	(1,435,602)	—	(40.0)	—	—	—	—	—	(40.0)
Taxes paid due to the net settlement of equity-based compensation	—	—	(1.1)	—	—	—	—	—	(1.1)
Exercise of equity-based awards	53,522	—	—	—	—	—	—	—	—
Other	—	—	—	(0.1)	(0.3)	—	—	—	(0.4)
Balance at September 30, 2022	87,228,503	$0.9	$1,125.7	$(4.0)	$731.8	(17,575,527)	$(694.1)	$122.7	$1,283.0

6 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(In millions, except share and per share data)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	84,509,517	$0.9	$1,134.1	$(5.2)	$507.9	(17,575,527)	$(694.1)	$125.9	$1,069.5
Net income	—	—	—	—	184.7	—	—	22.1	206.8
Common stock dividends ($0.685 per share)	—	—	—	—	(44.9)	—	—	—	(44.9)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(28.8)	(28.8)
Equity-based compensation expense	—	—	20.0	—	—	—	—	0.5	20.5
Repurchase of common stock	(2,793,317)	(0.1)	(37.7)	—	(27.6)	—	—	—	(65.4)
Taxes paid due to the net settlement of equity-based compensation	—	—	(4.1)	—	—	—	—	(0.5)	(4.6)
Exercise of equity-based awards	409,993	—	—	—	—	—	—	—	—
Other	115,326	—	4.1	(0.1)	(0.2)	—	—	0.1	3.9
Balance at September 30, 2023	82,241,519	$0.8	$1,116.4	$(5.3)	$619.9	(17,575,527)	$(694.1)	$119.3	$1,157.0

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	91,772,080	$0.9	$1,206.5	$(3.8)	$384.7	(17,575,527)	$(694.1)	$119.8	$1,014.0
Net income	—	—	—	—	375.8	—	—	24.4	400.2
Common stock dividends ($0.40 per share)	—	—	—	—	(28.3)	—	—	—	(28.3)
Equity-based compensation expense	—	—	20.1	—	—	—	—	0.3	20.4
Distributions to non-controlling interests	—	—	—	—	—	—	—	(26.9)	(26.9)
Sale of Delek Logistics common limited partner units, net	—	—	8.5	—	—	—	—	5.1	13.6
Repurchase of common stock	(1,435,602)	—	(40.0)	—	—	—	—	—	(40.0)
Purchase of Delek common stock from IEP Energy Holding LLC	(3,497,268)	—	(64.0)	—	—	—	—	—	(64.0)
Taxes paid due to the net settlement of equity-based compensation	—	—	(5.4)	—	—	—	—	—	(5.4)
Exercise of equity-based awards	389,293	—	—	—	—	—	—	—	—
Other	—	—	—	(0.2)	(0.4)	—	—	—	(0.6)
Balance at September 30, 2022	87,228,503	$0.9	$1,125.7	$(4.0)	$731.8	(17,575,527)	$(694.1)	$122.7	$1,283.0

See accompanying notes to the condensed consolidated financial statements

7 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$206.8	$400.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264.1	209.2
Non-cash lease expense	44.2	48.5
Deferred income taxes	24.9	95.6
Income from equity method investments	(67.1)	(44.4)
Dividends from equity method investments	35.8	26.3
Non-cash lower of cost or market/net realizable value adjustment	(6.2)	19.1
Equity-based compensation expense	20.5	20.4
Other	6.5	10.4
Changes in assets and liabilities:
Accounts receivable	78.6	(230.0)
Inventories and other current assets	371.5	(419.8)
Fair value of derivatives	(8.6)	(56.2)
Accounts payable and other current liabilities	54.6	524.8
Obligation under Inventory Intermediation Agreements	(97.5)	108.7
Non-current assets and liabilities, net	(5.3)	3.3
Net cash provided by operating activities	922.8	716.1
Cash flows from investing activities:
Acquisition of 3 Bear	—	(625.4)
Equity method investment contributions	—	(0.1)
Distributions from equity method investments	10.5	1.7
Purchases of property, plant and equipment	(338.3)	(192.8)
Purchase of equity securities	(11.0)	—
Purchases of intangible assets	(2.6)	(4.5)
Proceeds from sale of property, plant and equipment	1.3	1.2
Insurance proceeds	1.5	—
Net cash used in investing activities	(338.6)	(819.9)
Cash flows from financing activities:
Proceeds from long-term revolvers	2,615.4	1,571.4
Payments on long-term revolvers	(3,019.4)	(1,022.5)
Payments on term debt	(18.4)	(38.9)
Proceeds from product financing agreements	908.2	744.6
Repayments of product financing agreements	(922.6)	(704.6)
Proceeds from Inventory Intermediation Agreement	32.2	—
Proceeds from termination of Supply & Offtake Obligation	25.8	—
Taxes paid due to the net settlement of equity-based compensation	(4.6)	(5.4)
Repurchase of common stock	(65.4)	(40.0)
Distribution to non-controlling interest	(28.8)	(26.9)
Proceeds from sale of Delek Logistics common limited partner units	—	16.4
Purchase of Delek common stock from IEP Energy Holding LLC	—	(64.0)
Dividends paid	(44.9)	(28.3)
Deferred financing costs paid	(1.3)	(0.7)
Net cash (used in) provided by financing activities	(523.8)	401.1
Net increase in cash and cash equivalents	60.4	297.3
Cash and cash equivalents at the beginning of the period	841.3	856.5
Cash and cash equivalents at the end of the period	$901.7	$1,153.8
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (Continued)
(In millions)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $3.2 million and $1.5 million in the 2023,and 2022 periods, respectively	$232.3	113.5
Income taxes	$8.3	$26.5
Non-cash investing activities:
Decrease in accrued capital expenditures	$(36.7)	$(10.5)
Non-cash financing activities:
Non-cash lease liability arising from obtaining right-of-use assets during the period	$28.2	$17.5

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
New Accounting Pronouncements Adopted During 2023
ASU 2023 -03 , Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)
In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-03, Presentation of Financial Statements (Topic 205), Income Statement-Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation-Stock Compensation (Topic 718) (“ASU 2023-03”). This ASU amends or supersedes various SEC paragraphs within the FASB Accounting Standards Codification to conform to past SEC announcements and guidance issued by the SEC. ASU 2023-03 does not provide any new guidance, so there is no transition or effective date. We adopted ASU 2023-03 in July 2023. There was no material impact on our condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
ASU 2023-06, Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative
In October 2023, the FASB issued ASU 2023-06 Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). The main provision of ASU 2023-06 is to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC's regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements, but does not currently expect adopting this new guidance will have a material impact on its consolidated financial statements and related disclosures.

9 |

Notes to Condensed Financial Statements (Unaudited)
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
For the three and nine months ended September 30, 2023, we incurred no incremental direct acquisition and integration costs. For the three and nine months ended September 30, 2022, we incurred $4.2 million and $10.6 million, respectively, in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of income for these periods.
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

10 |

Notes to Condensed Financial Statements (Unaudited)
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

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
(in millions, except per share data)
Net sales	$5,324.9	$15,865.2
Net income attributable to Delek	$10.1	$374.1
Net income per share:
Basic income per share	$0.14	$5.23
Diluted income per share	$0.14	$5.19

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

11 |

Notes to Condensed Financial Statements (Unaudited)
Assets by segment are not a measure used to assess the performance of the Company by the CODM and thus are not disclosed.
Refining Segment
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd") as of September 30, 2023, including the following:
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
Retail Segment
Our retail segment consists of 250 owned and leased convenience store sites as of September 30, 2023, located primarily in West Texas and New Mexico. These convenience stores typically offer various grades of fuel, food and beverage products, general merchandise, and certain food and other services. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery.
Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by EBITDA attributable to Delek for the period indicated (in millions):

	Three Months Ended September 30, 2023
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$4,392.4	$119.5	$236.5	$—	$4,748.4
Inter-segment fees and revenues	232.1	156.4	—	(388.5)	—
Total revenues	$4,624.5	$275.9	$236.5	$(388.5)	$4,748.4

Segment EBITDA attributable to Delek	$285.1	$96.5	$16.2	$(64.0)	$333.8
Depreciation and amortization	(60.1)	(24.6)	(3.6)	(3.0)	(91.3)
Interest expense, net	(12.0)	(37.0)	0.1	(33.4)	(82.3)
Income tax expense					(31.5)
Net income attributable to Delek					$128.7

Income from equity method investments	$0.2	$9.3	$—	$17.5	$27.0
Capital spending (excluding business combinations)	$20.2	$13.1	$8.0	$7.0	$48.3

12 |

Notes to Condensed Financial Statements (Unaudited)

	Three Months Ended September 30, 2022
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$4,904.5	$166.9	$253.1	$0.4	$5,324.9
Inter-segment fees and revenues	262.9	127.2	—	(390.1)	—
Total revenues	$5,167.4	$294.1	$253.1	$(389.7)	$5,324.9

Segment EBITDA attributable to Delek	$90.3	$87.3	$13.5	$(56.1)	$135.0
Depreciation and amortization	(49.2)	(19.6)	(2.6)	(1.5)	(72.9)
Interest expense, net	(0.2)	(22.6)	—	(27.9)	(50.7)
Income tax expense					(4.0)
Net income attributable to Delek					$7.4

Income from equity method investments	$0.1	$8.6	$—	$9.1	$17.8
Capital spending (excluding business combinations)	$22.7	$32.2	$13.6	$12.3	$80.8

	Nine Months Ended September 30, 2023
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$11,842.2	$351.9	$674.2	$—	$12,868.3
Inter-segment fees and revenues	629.3	414.4	—	(1,043.7)	—
Total revenues	$12,471.5	$766.3	$674.2	$(1,043.7)	$12,868.3

Segment EBITDA attributable to Delek	$587.7	$278.8	$37.6	$(172.6)	$731.5
Depreciation and amortization	(176.5)	(69.4)	(8.9)	(9.3)	(264.1)
Interest expense, net	(33.2)	(104.6)	(0.1)	(101.3)	(239.2)
Income tax expense					(43.5)
Net income attributable to Delek					$184.7

Income from equity method investments	$0.7	$22.9	$—	$43.5	$67.1
Capital spending (excluding business combinations)	$197.3	$68.6	$16.0	$19.7	$301.6

	Nine Months Ended September 30, 2022
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$14,633.6	$392.1	$739.7	$1.2	$15,766.6
Inter-segment fees and revenues	801.0	375.3	—	(1,176.3)	—
Total revenues	$15,434.6	$767.4	$739.7	$(1,175.1)	$15,766.6

Segment EBITDA attributable to Delek	$758.2	$214.1	$36.3	$(183.4)	$825.2
Depreciation and amortization	(151.9)	(43.3)	(9.3)	(4.7)	(209.2)
Interest expense, net	(2.5)	(53.6)	—	(76.6)	(132.7)
Income tax expense					(107.5)
Net income attributable to Delek					$375.8

Income from equity method investments	$0.5	$22.7	$—	$21.2	$44.4
Capital spending (excluding business combinations)	$56.0	$68.0	$22.6	$27.5	$174.1

13 |

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
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Numerator for EPS
Net income	$136.1	$16.8	$206.8	$400.2
Less: Income attributed to non-controlling interest	7.4	9.4	22.1	24.4
Numerator for basic and diluted EPS attributable to Delek	$128.7	$7.4	$184.7	$375.8

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	64,889,504	70,471,645	65,864,141	71,494,332
Dilutive effect of stock-based awards	575,466	637,719	508,194	654,306
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	65,464,970	71,109,364	66,372,335	72,148,638

EPS:
Basic income per share	$1.98	$0.11	$2.80	$5.26
Diluted income per share	$1.97	$0.10	$2.78	$5.21

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	1,254,610	2,138,130	1,756,314	2,380,376

5. Delek Logistics
Delek Logistics is a publicly traded limited partnership formed by Delek in 2012 that owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of September 30, 2023, we owned a 78.7% interest in Delek Logistics, consisting of 34,311,278 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying consolidated balance sheets.
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

14 |

Notes to Condensed Financial Statements (Unaudited)

	As of September 30, 2023	As of December 31, 2022
ASSETS
Cash and cash equivalents	$4.2	$8.0
Accounts receivable	41.2	53.3
Accounts receivable from related parties	67.1	—
Inventory	4.1	1.5
Other current assets	1.0	2.4
Property, plant and equipment, net	936.7	924.0
Equity method investments	241.9	257.0
Operating lease right-of-use assets	21.0	24.8
Goodwill	27.1	27.1
Intangible assets, net	347.9	364.8
Other non-current assets	17.3	16.4
Total assets	$1,709.5	$1,679.3
LIABILITIES AND DEFICIT
Accounts payable	$28.0	$57.4
Accounts payable to related parties	—	6.1
Current portion of long-term debt	15.0	15.0
Current portion of operating lease liabilities	8.1	8.0
Accrued expenses and other current liabilities	34.3	19.7
Long-term debt	1,726.4	1,646.6
Asset retirement obligations	9.9	9.3
Operating lease liabilities, net of current portion	9.2	12.1
Other non-current liabilities	17.8	15.8
Deficit	(139.2)	(110.7)
Total liabilities and deficit	$1,709.5	$1,679.3

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
As of September 30, 2023, except for the guarantee of member obligations under the joint venture, we do not have other guarantees with or to HoldCo, nor any third-party associated with HoldCo contracted work. The Company's maximum exposure to any losses incurred by HoldCo is limited to its investment. As of September 30, 2023 and December 31, 2022, Delek's HoldCo investment balance totaled $56.2 million and $49.0 million, respectively, and is included in total assets in corporate, other and eliminations in our segment disclosure. In addition, on the investment, we recognized income of $6.9 million and $18.2 million for the three and nine months ended September 30, 2023, respectively, and $1.2 million and $5.4 million for the three and nine months ended September 30, 2022, respectively.

15 |

Notes to Condensed Financial Statements (Unaudited)
Delek Logistics Investments
Delek Logistics has a 33% membership interest in Red River Pipeline Company LLC (“Red River”), which owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. As of September 30, 2023 and December 31, 2022, Delek's investment balance in Red River totaled $140.9 million and $149.6 million, respectively. We recognized income on the investment totaling $5.5 million and $13.3 million for the three and nine months ended September 30, 2023, respectively, and $4.7 million and $14.6 million for the three and nine months ended September 30, 2022, respectively. This investment is accounted for using the equity method and is included as part of total assets in our logistics segment.
In addition to Red River, Delek Logistics has two other joint ventures that own and operate logistics assets, and which serve third parties and subsidiaries of Delek. We own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems (the "Caddo Pipeline") and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system (the "Rio Pipeline"). As of September 30, 2023 and December 31, 2022, Delek Logistics' investment balance in these joint ventures was $101.0 million and $107.4 million, respectively, and are accounted for using the equity method. We recognized income on these investments totaling $3.8 million and $9.6 million for the three and nine months ended September 30, 2023, respectively, and $3.9 million and $8.1 million for the three and nine months ended September 30, 2022, respectively.
Other Investments
In addition to our pipeline joint ventures, we also have a 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S., as well as a 50% interest in a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in Arkansas. As of September 30, 2023 and December 31, 2022, Delek's investment balance in these joint ventures was $73.1 million and $53.7 million, respectively. We recognized income on these investments totaling $10.8 million and $26.0 million for the three and nine months ended September 30, 2023, respectively, and $8.0 million and $16.3 million for the three and nine months ended September 30, 2022, respectively. Both investments are accounted for using the equity method. The investment in asphalt terminal operations is included as part of total assets in corporate, other and eliminations in our segment disclosure while the ethanol terminal operations is reflected in the refining segment.
Combined summarized financial information for our equity method investees on a 100% basis is shown below (in millions):

	As of September 30, 2023	As of December 31, 2022
Current assets	$184.5	$54.5
Non-current assets	$1,344.4	$1,275.1
Current liabilities	$61.1	$8.3
Non-current liabilities	$552.3	$548.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$151.4	$162.6	$373.1	$334.8
Gross profit	$54.5	$53.5	$132.8	$123.7
Operating income	$47.9	$46.6	$114.5	$107.9
Net income	$61.9	$40.1	$148.6	$97.3

7. Inventory
Crude oil feedstocks, refined products, blendstocks and asphalt inventory for all of our operations, excluding merchandise inventory in our retail segment, are stated at the lower of cost determined using the first-in, first-out ("FIFO") basis or net realizable value. Retail merchandise inventory consists of cigarettes, beer, convenience merchandise and food service merchandise and is stated at estimated cost as determined by the retail inventory method.

16 |

Notes to Condensed Financial Statements (Unaudited)
The following table presents the components of inventory for each period presented:

	Titled Inventory	Inventory Intermediation Agreement (1)	Total
September 30, 2023
Feedstocks, raw materials and supplies	$371.6	$156.7	$528.3
Refined products and blendstock	283.7	335.2	618.9
Merchandise inventory and other	32.0	—	32.0
Total	$687.3	$491.9	$1,179.2

December 31, 2022
Feedstocks, raw materials and supplies	$479.7	$163.8	$643.5
Refined products and blendstock	490.8	354.8	845.6
Merchandise inventory and other	29.4	—	29.4
Total	$999.9	$518.6	$1,518.5
(1) Refer to Note 8 - Inventory Intermediation Obligations for further information.

At September 30, 2023, we recorded a pre-tax inventory valuation reserve of $5.0 million due to a market price decline below our cost of certain inventory products. At December 31, 2022, we recorded a pre-tax inventory valuation reserve of $11.2 million. We recognized a net reduction (increase) in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of $(3.4) million and $6.2 million for the three and nine months ended September 30, 2023, respectively, and $(20.3) million and $(19.1) million for the three and nine months ended September 30, 2022, respectively.
8. Inventory Intermediation Obligations
The following table summarizes our outstanding obligations under our Inventory Intermediation Agreement and Supply and Offtake Agreements:

	As of September 30, 2023	As of December 31, 2022
Obligations under Inventory Intermediation Agreement
Obligations related to Base Layer Volumes	$502.2	$491.8
Current portion	—	49.9
Total obligations under Inventory Intermediation Agreement	$502.2	$541.7
Other (receivable) payable for monthly activity true-up	$(11.7)	$5.6
Obligations under Supply and Offtake Agreements
Other (receivable) payable for monthly activity true-up	$—	$(34.9)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net fees and expenses:
Inventory intermediation fees	$58.3	$16.4	$71.8	$54.1
Interest expense, net	$16.5	$5.9	$46.1	$16.1
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

17 |

Notes to Condensed Financial Statements (Unaudited)
On September 18, 2023, DKTS entered into a letter agreement to the Inventory Intermediation Agreement with Citi to temporarily increase its letter of credit issued to Citi by $180.0 million which allowed DKTS to defer payments of certain obligations under the Inventory Intermediation Agreement until October 2023. These deferred obligations were subject to applicable interest charges. As of September 30, 2023, we had letters of credit outstanding of $260.0 million supporting the Inventory Intermediation Agreement.
The Inventory Intermediation Agreement provides for the lease to Citi of crude oil and refined product storage facilities. At the inception of the Inventory Intermediation Agreement, we transferred title to a certain number of barrels of crude and other inventories to Citi, and the Inventory Intermediation Agreement requires the repurchase of the remaining inventory (including certain "Base Layer Volumes") at termination. As of September 30, 2023 and December 31, 2022, the volumes subject to the Inventory Intermediation Agreement totaled 5.4 million barrels and 6.3 million barrels, including Base Layer Volumes associated with our non-current inventory intermediation obligation of 5.5 million barrels.
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
Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other in the condensed consolidated statements of income. With respect to the repurchase obligation, we recognized losses attributable to changes in fair value due to commodity-index price totaling $83.5 million and $44.5 million during the three and nine months ended September 30, 2023, respectively.
Supply & Offtake Agreements
Prior to December 30, 2022, Delek was a party to Supply and Offtake Agreements with J. Aron in connection with its El Dorado, Big Spring and Krotz Springs refineries. Pursuant to the Supply and Offtake Agreements, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market prices, crude oil for processing at these refineries and (ii) we agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced at these refineries. The repurchase of Baseline Volumes at the end of the Supply and Offtake Agreement term (representing the "Baseline Step-Out Liability" or, collectively, the "Baseline Step-Out Liabilities") continued to be recorded at fair value under the fair value election included under ASC 815 and ASC 825. The Baseline Step-Out Liabilities had a floating component whose fair value reflected changes to commodity price risk with changes in fair value recorded in cost of materials. For the three and nine months ended September 30, 2022, we recognized gains (losses) in cost of materials and other attributable to changes in fair value due to commodity-index price totaling $124.2 million and $(82.6) million, respectively.

18 |

Notes to Condensed Financial Statements (Unaudited)
9. Long-Term Obligations
Outstanding borrowings under debt instruments are as follows (in millions):

	September 30, 2023	December 31, 2022
Delek Revolving Credit Facility	$0.3	$450.0
Delek Term Loan Credit Facility	942.9	950.0
Delek Logistics Revolving Facility	811.2	720.5
Delek Logistics Term Loan Facility	288.7	300.0
Delek Logistics 2025 Notes	250.0	250.0
Delek Logistics 2028 Notes	400.0	400.0
United Community Bank Revolver	5.0	50.0
Principle amount of long-term debt	2,698.1	3,120.5
Less: Unamortized discount and deferred financing costs	(60.1)	(66.8)
Total debt, net of unamortized discount and deferred financing costs	2,638.0	3,053.7
Less: Current portion of long-term debt	29.5	74.5
Long-term debt, net of current portion	$2,608.5	$2,979.2

Delek Term Loan Credit Facility
The Delek Term Loan Credit Facility principal of $950.0 million was drawn on November 18, 2022 at a discount of 4.00%. This senior secured facility allows for $400.0 million in incremental loans subject to certain restrictions. Repayment terms include quarterly principal payments of $2.4 million with the balance of principal due on November 19, 2029. At Delek’s option, borrowings bear interest at either the Adjusted Term Secured Overnight Financing Rate ("SOFR") or base rate as defined by the agreement, plus an applicable margin of 2.50% per annum with respect to base rate borrowings and 3.50% per annum with respect to SOFR borrowings. At September 30, 2023 and December 31, 2022, the weighted average borrowing rate was approximately 8.92% and 7.92%; respectively. The effective interest rate was 10.16% as of September 30, 2023.
Delek Logistics Term Loan Facility
The Delek Logistics Term Loan Facility principal of $300.0 million was drawn on October 13, 2022. On November 6, 2023, Delek Logistics entered into a First Amendment, a Second Amendment and a Third Amendment to the Delek Logistics Credit Facility (together, the “Amendments”) to extend the maturity of the Term Loan Facility to April 15, 2025. In addition, the Amendments added a maturity acceleration clause which will accelerate the maturity of the Delek Logistics Term Loan Facility to 180 days prior to the stated maturity date of the Delek Logistics 2025 Notes if any of the Delek Logistics 2025 Notes remain outstanding on that date. This senior secured facility requires four quarterly amortization payments of $3.8 million in 2023, four quarterly amortization payments of $7.5 million in 2024 and one quarterly amortization payment of $7.5 million in 2025 with final maturity and principal due on April 15, 2025. At Delek Logistics' option, borrowings bear interest at either the SOFR or U.S. dollar prime rate, plus an applicable margin. The applicable margin is 2.50% for the first year and 3.00% for the second year for U.S. dollar primate rate borrowings. SOFR borrowings include a credit spread adjustment of 0.10% to 0.25% plus an applicable margin of 3.50% for the first year and 4.00% for the second year. At September 30, 2023 and December 31, 2022, the weighted average borrowing rate was approximately 8.92% and 7.92%, respectively. The effective interest rate was 9.48% as of September 30, 2023.

19 |

Notes to Condensed Financial Statements (Unaudited)
Revolving Credit Facilities
Available capacity and amounts outstanding for each of our revolving credit facilities as of September 30, 2023 are shown below (in millions):

	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Maturity Date
Delek Revolving Credit Facility (1)	$1,100.0	$0.3	$301.6	$798.1	October 26, 2027
Delek Logistics Revolving Facility (2)	$900.0	$811.2	$—	$88.8	October 13, 2027
United Community Bank Revolver (3)	$25.0	$5.0	$—	$20.0	June 30, 2024

(1) Total capacity includes letters of credit up to $500.0 million. This facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.30% per annum. Interest is measured at either the SOFR, base rate, or Canadian dollar bankers’ acceptances rate (“CDOR”), plus an applicable margin of 0.25% to 0.75% per annum with respect to base rate borrowings or 1.25% to 1.75% per annum with respect to SOFR and CDOR. As of September 30, 2023 and December 31, 2022, the weighted average interest rate was 6.68% and 5.67%, respectively.

(2) The Delek Logistics Revolving Facility's maturity date will accelerate to 180 days prior to the stated maturity date of the Delek Logistics 2025 Notes if any of the Delek Logistics 2025 Notes remain outstanding on that date. Total capacity includes letters of credit up to $115.0 million and $25.0 million for swing line loans. This facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.50% per annum. Interest is measured at either the U.S. dollar prime rate plus an applicable margin of 1.00% to 2.00% depending on Delek Logistics’ leverage ratio, or a SOFR rate plus a credit spread adjustment of 0.10% to 0.25% and an applicable margin ranging from 2.00% to 3.00% depending on the leverage ratio. As of September 30, 2023 and December 31, 2022, the weighted average interest rate was 8.45% and 7.55%, respectively.

(3) Requires a quarterly fee of 0.50% per year on the average unused revolving commitment. The weighted average borrowing rate as of September 30, 2023 and December 31, 2022 was 7.75% and 6.75%, respectively.

Delek Logistics Revolving Credit Facility
On November 6, 2023, Delek Logistics entered into the Amendments which among other things: (i) increased the U.S. Revolving Credit Commitments (as defined in the Delek Logistics Credit Facility) by an amount equal to $150.0 million, resulting in aggregate lender commitments under the Delek Logistics Revolving Credit Facility in an amount of $1.050 billion and (ii) increased the limit allowed for general unsecured debt (as defined in the Delek Logistics Credit Facility) by an amount equal to $95.0 million, resulting in an unsecured general debt limit of $150.0 million.
United Community Bank Revolver
On June 9, 2023, we amended the United Community Bank Revolver to reduce commitments from $50.0 million to $25.0 million and extended the maturity date to June 30, 2024.
Delek Logistics 2025 Notes
Our Delek Logistics 2025 Notes are general unsecured senior obligations comprised of $250.0 million in aggregate principal of 6.75% senior notes maturing on May 15, 2025. The Delek Logistics 2025 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics' existing subsidiaries (other than Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics' future subsidiaries. Interest is payable semi-annually in arrears on May 15 and November 15. As of September 30, 2023, the effective interest rate was 7.18%.
Delek Logistics 2028 Notes
Our Delek Logistics 2028 Notes are general unsecured senior obligations comprised of $400.0 million in aggregate principal amount of 7.125% senior notes maturing June 1, 2028. The Delek Logistics 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries (other than Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. Interest is payable semi-annually in arrears on June 1 and December 1. As of September 30, 2023, the effective interest rate was 7.39%.
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

20 |

Notes to Condensed Financial Statements (Unaudited)
Restrictive Terms and Covenants
Under the terms of our debt facilities, we are required to comply with usual and customary financial and non-financial covenants. Certain of our debt facilities contain limitations on future transactions such as incurrence of additional indebtedness, investments, affiliate transactions, asset acquisitions or dispositions, and dividends or distributions. As of September 30, 2023, we were in compliance with covenants on all of our debt instruments.
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of assets. As of September 30, 2023, we had no subsidiaries with restricted net assets which would prohibit earnings from being transferred to the parent company for its use.
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
•managing the cost of our Renewable Identification Numbers ("RINs") credits required by the U.S. Environmental Protection Agency ("EPA") to blend biofuels into fuel products ("RINs Obligation") using future commitments to purchase or sell RINs at fixed prices and quantities; and
•limiting the exposure to interest rate fluctuations on our floating rate borrowings.
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
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales ("NPNS") pursuant to ASC 815. If we elect the NPNS exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. Our Canadian crude trading operations are accounted for as derivative instruments, and the related unrealized and realized gains and losses are recognized in other operating income, net on the condensed consolidated statements of income. Additionally, as of and for the three and nine months ended September 30, 2023, other forward contracts accounted for as derivatives that are specific to managing crude costs rather than for trading purposes are recognized in cost of materials and other on the condensed consolidated statements of income in our refining segment, and are included in our disclosures of commodity derivatives in the tables below.
Futures, swaps or other commodity related derivative instruments that are utilized to specifically provide economic hedges on our Canadian forward contract or investment positions are recognized in other operating income, net because that is where the related underlying transactions are reflected.
From time to time, we also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RINs commitment contracts meet the definition of derivative instruments under ASC 815, and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RINs commitment contracts are recorded in cost of materials and other on the condensed consolidated statements of income. As of September 30, 2023, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
The following table presents the fair value of our derivative instruments as of September 30, 2023 and December 31, 2022. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 11 for further information regarding the fair value of derivative instruments (in millions).

21 |

Notes to Condensed Financial Statements (Unaudited)

		September 30, 2023		December 31, 2022
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives (1)	Other current assets	$116.9	$(126.6)	$217.1	$(204.4)
Commodity derivatives (1)	Other current liabilities	19.5	(20.4)	101.0	(129.5)
Commodity derivatives (1)	Other long-term assets	0.6	(0.6)	1.1	(0.8)
RINs commitment contracts (2)	Other current assets	2.1	—	9.7	—
RINs commitment contracts (2)	Other current liabilities	—	(3.3)	—	(6.6)
Total gross fair value of derivatives		139.1	(150.9)	328.9	(341.3)
Less: Counterparty netting and cash collateral (3)		124.8	(146.6)	306.2	(320.0)
Total net fair value of derivatives		$14.3	$(4.3)	$22.7	$(21.3)
(1)As of September 30, 2023 and December 31, 2022, we had open derivative positions representing 86,907,586 and 158,307,020 barrels, respectively, of crude oil and refined petroleum products. Additionally, as of September 30, 2023 and December 31, 2022, we had open derivative positions representing 1,705,000 and 2,310,000 million British Thermal Units ("MMBTU"), respectively, of natural gas products.
(2)As of September 30, 2023 and December 31, 2022, we had open RINs commitment contracts representing 17,000,000 and 259,022,967 RINs, respectively.
(3)As of September 30, 2023 and December 31, 2022, $21.8 million and $13.8 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our non-trading commodity derivatives and RINs commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions) (2):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gains (losses) on hedging derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$(97.1)	$78.0	$(86.4)	$(27.7)
Gains (losses) on non-trading physical forward contract commodity derivatives in cost of materials and other	—	0.3	(2.4)	5.1
Losses on hedging derivatives not designated as hedging instruments recognized in operating expenses	—	—	—	(1.7)
Total gains (losses)	$(97.1)	78.3	$(88.8)	$(24.3)
(1)     Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $(78.8) million and $(55.5) million for the three and nine months ended September 30, 2023 , respectively, and $24.8 million and $20.2 million for the three and nine months ended September 30, 2022, respectively.
(2)    See separate table below for disclosures about "trading derivatives."

Total gains (losses) on our trading derivatives (none of which were designated as hedging instruments) recorded in other operating (income) expense, net on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Trading Physical Forward Contract Commodity Derivatives
Realized (losses) gains	$0.8	$1.2	$8.0	$19.7
Unrealized gains (losses)	—	—	0.1	(0.3)
Total	$0.8	$1.2	$8.1	$19.4

Trading Hedging Commodity Derivatives
Realized (losses) gains	$(0.4)	$(0.3)	$(2.1)	$11.6
Unrealized gains (losses)	0.2	0.7	2.5	(15.8)
Total	$(0.2)	$0.4	$0.4	$(4.2)

22 |

Notes to Condensed Financial Statements (Unaudited)
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
Our environmental credits obligation surplus or deficit includes the Consolidated Net RINs Obligation surplus or deficit, as well as other environmental credit obligation surplus or deficit positions subject to fair value accounting pursuant to our accounting policy. The environmental credits obligation surplus or deficit is categorized as Level 2, if measured at fair value either directly through observable inputs or indirectly through market-corroborated inputs, and gains (losses) related to changes in fair value are recorded as a component of cost of materials and other in the consolidated statements of income. With respect to our Consolidated Net RINs Obligation surplus or deficit, we recognized gains (losses) on changes in fair value totaling $3.6 million and $1.8 million for the three and nine months ended September 30, 2023, respectively, and $(12.6) million and $(53.6) million for the three and nine months ended September 30, 2022, respectively, primarily attributable to changes in the market prices of the underlying credits that occurred at the end of each quarter.
As of and for the three and nine months ended September 30, 2023 and 2022, we elected to account for our Inventory Intermediation step-out liability and our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. With respect to the Inventory Intermediation Agreement and the amended and restated Supply and Offtake Agreements, we apply fair value measurement as follows: (1) we determine fair value for our amended variable step-out liability based on changes in fair value related to market volatility based on a floating commodity-index price, and for our amended fixed step-out liability based on changes to interest rates and the timing and amount of expected future cash settlements where such obligation is categorized as Level 2. Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other, and changes in fair value due to interest rate risk are recorded as a component of interest expense in the condensed consolidated statements of income; and (2) we determine fair value of the commodity-indexed revolving over/short inventory financing liability based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2 and is presented in the current portion of the Obligation under Inventory Intermediation Agreement on our condensed consolidated balance sheets. Gains (losses) related to the change in fair value are recorded as a component of cost of materials and other in the consolidated statements of income. See Note 8 for discussion of gains and losses recognized from changes in fair value.
The fair value of the Delek Logistics 2028 Notes is measured based on quoted market prices in an active market, defined as Level 1 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $400.0 million and $365.5 million, respectively, as of September 30, 2023, and $400.0 million and $359.7 million, respectively, at December 31, 2022.

23 |

Notes to Condensed Financial Statements (Unaudited)
The fair value approximates the historical or amortized cost basis comprising our carrying value for all other financial instruments and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$137.0	$—	$137.0
RINs commitment contracts	—	2.1	—	2.1
Total assets	—	139.1	—	139.1
Liabilities
Commodity derivatives	—	(147.6)	—	(147.6)
RINs commitment contracts	—	(3.3)	—	(3.3)
Environmental credits obligation deficit	—	(38.8)	—	(38.8)
Inventory Intermediation Agreement obligation	—	(502.2)	—	(502.2)
Total liabilities	—	(691.9)	—	(691.9)
Net liabilities	$—	$(552.8)	$—	$(552.8)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$319.2	$—	$319.2
RINs commitment contracts	—	9.7	—	9.7
Total assets	—	328.9	—	328.9
Liabilities
Commodity derivatives	—	(334.7)	—	(334.7)
RINs commitment contracts	—	(6.6)	—	(6.6)
Environmental credits obligation deficit	—	(295.5)	—	(295.5)
Inventory Intermediation Agreement obligation	—	(541.7)	—	(541.7)
Total liabilities	—	(1,178.5)	—	(1,178.5)
Net liabilities	$—	$(849.6)	$—	$(849.6)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of September 30, 2023 and December 31, 2022, $21.8 million and $13.8 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 10 for further information regarding derivative instruments.
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

24 |

Notes to Condensed Financial Statements (Unaudited)
Environmental, Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by various agencies, including the EPA, the U.S. Department of Transportation and the Occupational Safety and Health Administration, as well as numerous state, regional and local environmental, safety and pipeline agencies. These laws and regulations govern the discharge of materials into the environment, waste management practices, pollution prevention measures and the composition of the fuels we produce, as well as the safe operation of our plants and pipelines and the safety of our workers and the public. Numerous permits or other authorizations are required under these laws and regulations for the operation of our refineries, renewable fuels facilities, terminals, pipelines, underground storage tanks, trucks, rail cars and related operations, and may be subject to revocation, modification and renewal.
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
As of September 30, 2023, we have recorded an environmental liability of approximately $114.7 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $3.1 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
Included in our environmental liabilities as of both September 30, 2023 and December 31, 2022 is a liability totaling $78.5 million related to a property that we have historically operated as an asphalt and marine fuel terminal both as an owner and, subsequently, as a lessee under an in-substance lease agreement (the “License Agreement”). The License Agreement, which provided us the license to continue operating our asphalt and marine fuel terminal operations on the property for a term of ten years and expired in June 2020, also ascribed a contractual noncontingent indemnification guarantee to certain of our wholly-owned subsidiaries related to certain incremental environmental remediation activities, predicated on the completion of certain property development activities ascribed to the lessor. Our combined liability, comprised of our environmental liability plus the estimated fair value of the noncontingent guarantee liability, was recorded in connection with the Delek/Alon Merger, effective July 1, 2017. While the License Agreement expired in June 2020, it is currently being disputed in litigation where we have determined that no loss accrual is necessary and that the amount of incremental loss that is reasonably possible is immaterial as of September 30, 2023. Such ongoing dispute causes sufficient uncertainty around the release of risk and the appropriate joint and several liability allocations thereunder that we cannot currently determine a more reasonable estimate of the potential total contingent liability that is probable, nor do we have sufficient information to better estimate the fair value of any remaining noncontingent guarantee liability. As such, as of September 30, 2023 and December 31, 2022, except for accretion and expenditures, our combined environmental liability related to the terminal and property remained unchanged.
We are also subject to various regulatory requirements related to carbon emissions and the compliance requirements to remit environmental credit obligations due to the EPA or other regulatory agencies, the most significant of which relates to the RINs Obligation subject to the EPA’s Renewable Fuel Standard - 2 ("RFS-2") regulations. The RFS-2 regulations are highly complex and evolving, requiring us to periodically update our compliance systems. As part of our on-going monitoring and compliance efforts, on an annual basis we engage a third party to perform procedures to review our RINs inventory, processes and compliance. The results of such procedures may include procedural findings but may also include findings regarding the usage of RINs to meet past obligations, the treatment of exported RINs, and the propriety of RINs on-hand and related adjustments to our RINs inventory, which (to the extent they are valued) offset our RINs Obligation. Such adjustments may also require communication with the EPA if they involve reportable non-compliance which could lead to the assessment of penalties.
Other Losses and Contingencies
Delek maintains property damage insurance policies which have varying deductibles. Delek also maintains business interruption insurance policies, with varying coverage limits and waiting periods. Covered losses in excess of the deductible and outside of the waiting period will be recoverable under the property and business interruption insurance policies.

25 |

Notes to Condensed Financial Statements (Unaudited)
El Dorado Refinery Fire
On February 27, 2021, our El Dorado refinery experienced a fire in its Penex unit. Contrary to initial assessments, and despite occurring during the early stages of turnaround activity, the facility suffered operational disruptions as a result of the fire. We recognized a gain of $0.2 million and $1.1 million during the three and nine months ended September 30, 2023, respectively, and a gain of $0.5 million and $8.1 million during the three and nine months ended September 30, 2022, respectively, related to business interruption claims. This gain is included in other operating income in the condensed consolidated statements of income. Additionally, during the three and nine months ended September 30, 2023, we accrued an additional $8.0 million for uncovered litigation, claims and assessments associated with the fire, which are included in operating expenses in the condensed consolidated statements of income. In October 2023, we entered into a settlement agreement with six employees who were injured in the fire. Net impact to us after considering insurance coverage is approximately $10.0 million. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and may result in the future recognition of insurance recoveries.
Big Spring Refinery Fire
On November 29, 2022, our Big Spring refinery experienced a fire in its diesel hydrotreater unit. The facility suffered operational disruptions as a result of the fire. Accelerated depreciation due to property damaged in the fire was immaterial. We incurred repair costs that may be recoverable under property and casualty insurance policies and we submitted a claim in 2023. We recognized accelerated depreciation in 2022 due to property damaged in the fire, which was recovered during the three and nine months ended September 30, 2023. An additional $3.3 million was recognized as a gain, in excess of these losses, during the three and nine months ended September 30, 2023. This gain is included in other operating income in the condensed consolidated statements of income. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered property losses and potential insurance claims is ongoing and may result in the future recognition of insurance recoveries.
Winter Storm Uri
During February 2021, the Company experienced a severe weather event ("Winter Storm Uri") which temporarily impacted operations at all of our refineries. Due to the extreme freezing conditions, we experienced reduced throughputs at our refineries as there was a disruption in the crude supply, as well as damages to various units at our refineries requiring additional operating and capital expenditures. In addition, we recognized no gain and a gain of $8.9 million during the three and nine months ended September 30, 2023, respectively, and a gain of $6.9 million and $17.9 million during the three and nine months ended September 30, 2022, respectively, related to property and business interruption claims. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and is expected to result in additional future recognition of insurance recoveries.
13. Income Taxes
Under ASC 740, Income Taxes (“ASC 740”) we used an estimated annual tax rate to record income taxes for the three and nine months ended September 30, 2023 and September 30, 2022. Our effective tax rate was 18.8% and 17.4% for the three and nine months ended September 30, 2023, respectively, and 19.2% and 21.2% for the three and nine months ended September 30, 2022, respectively. The difference between the effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was primarily due to a change in pre-tax earnings and the impact fixed dollar favorable permanent differences on the tax rate, and adjustments to the third quarter estimated annual effective tax rate applied to year to date earnings.
14. Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 6). Transactions with our related parties were as follows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues (1)	$35.8	$37.8	$85.7	$81.7
Cost of materials and other (2)	$54.3	$34.7	$152.4	$81.8
(1)Consists primarily of asphalt sales which are recorded in corporate, other and eliminations segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

26 |

Notes to Condensed Financial Statements (Unaudited)
15. Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	September 30, 2023	December 31, 2022
Prepaid expenses	$42.5	$45.4
Short-term derivative assets (see Note 10)	14.2	22.4
Investment commodities	11.5	29.8
Income and other tax receivables	9.9	20.9
Other	7.5	4.2
Total	$85.6	$122.7

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	September 30, 2023	December 31, 2022
Product financing agreements	$260.8	$258.0
El Dorado refinery fire settlement (1)	177.5	2.0
Crude purchase liabilities	146.9	268.7
Income and other taxes payable	145.2	120.4
Employee costs	57.1	89.2
Consolidated Net RINs Obligation deficit (see Note 11)	38.8	295.5
Deferred revenue	13.8	44.6
Short-term derivative liabilities (see Note 10)	4.2	21.3
Other	72.2	67.1
Total	$916.5	$1,166.8
(1) Refer to Note 12 - Commitments and Contingencies for further information.

16. Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 and Alon USA Energy, Inc. 2005 Long-Term Incentive Plans (collectively, the "Incentive Plans")
On May 3, 2023, the Company's stockholders approved an amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan that increased the number of shares of common stock available for issuance under this plan by 2,015,000 shares to 17,010,000 shares. Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $7.2 million and $18.0 million for the three and nine months ended September 30, 2023, respectively, and $7.3 million and $19.1 million for the three and nine months ended September 30, 2022, respectively. These amounts are included in general and administrative expenses and operating expenses in the accompanying condensed consolidated statements of income. As of September 30, 2023, there was $47.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.6 years.
We issued net shares of common stock of 48,154 and 409,993 as a result of exercised or vested equity-based awards during the three and nine months ended September 30, 2023, respectively, and 53,522 and 389,293 for the three and nine months ended September 30, 2022, respectively. These amounts are net of 59,836 and 205,944 shares withheld to satisfy employee tax obligations related to the exercises and vesting during the three and nine months ended September 30, 2023, respectively, and 50,521 and 318,684 shares during the three and nine months ended September 30, 2022, respectively.

27 |

Notes to Condensed Financial Statements (Unaudited)
17.  Shareholders' Equity
Dividends
For 2023, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
February 27, 2023	$0.220	March 10, 2023	March 17, 2023
May 2, 2023	$0.230	May 15, 2023	May 22, 2023
August 4, 2023	$0.235	August 14, 2023	August 21, 2023
November 1, 2023	$0.240	November 13, 2023	November 20, 2023

Stock Repurchase Program
Our Board of Directors has authorized a share repurchase program under which repurchases of Delek common stock may be executed through open market transactions or privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases are made at the discretion of management and will depend on prevailing share prices, general economic and market conditions and other considerations. The authorization has no expiration date. During the three and nine months ended September 30, 2023, 981,690 and 2,793,317 shares of our common stock were repurchased and cancelled at the time of transaction for a total of $25.0 million and $65.4 million, respectively. During both the three and nine months ended September 30, 2022, 1,435,602 shares were repurchased and cancelled at the time of the transaction for a total of $40.0 million. As of September 30, 2023, there was $205.1 million of authorization remaining under Delek's aggregate stock repurchase program.
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
18. Subsequent Events
Stock Repurchases
Subsequent to September 30, 2023, we made repurchases of 769,450 shares of our common stock that were cancelled at the time of transaction for approximately $20.0 million.

28 |

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

29 |

Management's Discussion and Analysis
oil, and other feedstocks, critical supplies, refined petroleum products and ethanol;
•increases in costs of compliance with, or liability for violation of, existing or future laws, regulations and other requirements;
•societal, legislative and regulatory measures to address climate change and greenhouse gases emissions ("GHG");
•our ability to execute our sustainability improvement plans, including greenhouse gas reduction targets;
•acts of terrorism (including cyber-terrorism) aimed at either our facilities or other facilities;
•impacts of global conflicts such as the war between Israel and Hamas (the "Israel-Hamas War") and the Russia-Ukraine War;
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

30 |

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
Business and Economic Environment Overview
Our focus on safe and reliable operations is a pillar which underlines all of our business activities. We continue to identify opportunities to mitigate market risk and focus on efforts that improve our overall cost structure while not compromising operational excellence. Although average crack spreads were lower than the third quarter of 2022, refining margins remain strong and demand for refined products has been robust despite a rise in crude oil prices driven by the continued constrained supply in the markets we serve. During the third quarter 2023, given the strong refining margins, we made a strategic decision to optimize our inventory levels to reduce carrying costs and improve working capital efficiency. As a result of the decreased inventory levels, we had to rebalance our hedging positions which resulted in realizing hedging positions that were in loss positions due to the increased price environment. We will continue to identify opportunities for operational efficiency improvements. The domestic West Texas Intermediate ("WTI") differentials compared to Brent continued to be favorable during the third quarter of 2023, while the WTI Midland differential to Cushing premium increased compared to the second quarter 2023. Further impacting the favorability of our current quarter results were record refinery throughput rates driven by safe and reliable operations. Additionally, our logistics segment contributed strong results and our integration of Delek Delaware Gathering (formally 3 Bear) has expanded our existing crude oil gathering throughput capacity in the Permian while also extending our product offering to include natural gas gathering and processing as well as wastewater recycling and disposal. Our retail operations have benefited from seasonal demand from U.S. drivers and present several high-growth opportunities to capitalize on growing consumer demand for convenient and accessible fueling options which will complement our existing operations and build brand equity. In September 2023, we opened a new-to-industry retail location in Tyler, TX. Our first store in this market, which features expanded food service and leading digital technology.
The near term economic outlook is uncertain, and as a result we continue to position the Company for potential economic headwinds that coincide with a potential global downturn in the economy. We continue to progress our business transformation focused on enterprise-wide opportunities to improve the efficiency of our cost structure. The expectation of reduction in the reliance of liquid fuels, a tightening of capital markets, increased regulatory pressures, and volatility in the commodity markets, are considerations that Delek must balance as we move forward with our strategic initiatives.
The energy-related legislation passed with the Inflation Reduction Act ("IRA") encompasses clean energy financial incentives that are expected to increase capital investment opportunities that focus on the development of production capacity for liquid fuels with lower GHG. Gulf coast industries should be well positioned for growth, particularly if global trade becomes tied to environmental attributes. Our focus on reduction of GHG is a key objective as we strive to be a leader in the transition to a carbon neutral future. Delek formed the Sustainable Operations Team ("SOT") in 2022 which is led by our Executive Vice President, Operations. The SOT will coordinate execution of our sustainability improvement plans (beginning with GHG reduction targets) ensuring enterprise strategies, business unit operations, capital spending plans, supply chain and personnel pipeline are in alignment and operating as needed to meet established goals. Delek prioritizes stewardship of the environment, and we focus on how to positively impact our shareholders, employees, customers, and the communities where we operate.
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

31 |

Management's Discussion and Analysis

Refining Overview
The refining segment (or "Refining") processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd") as of September 30, 2023. A high-level summary of the refinery activities is presented below:

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
(2) Our Big Spring refinery is capable of processing substantial volumes of sour crude oil, which has historically cost less than intermediate, and/or substantial volumes of sweet crude oil, and therefore the WTI Cushing/ West Texas Sour ("WTS") price differential, taking into account differences in production yield, is an important measure for helping us make strategic, market-respondent production decisions.
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

Logistics Overview
Our logistics segment (or "Logistics") gathers, transports and stores crude oil and natural gas; markets, distributes, transports and stores refined products; and disposes and recycles water in select regions of the southeastern United States, West Texas and New Mexico for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics (NYSE: DKL), where we owned a 78.7% interest at September 30, 2023. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's gathering and processing business owns or leases capacity on approximately 400 miles of crude oil transportation pipelines, approximately 450 miles of refined product pipelines, and an approximately 1,120-mile crude oil gathering system. The storage and transportation business owns or leases associated crude oil storage tanks with an aggregate of approximately 10.3 million barrels of active shell capacity. It also owns and operates ten light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 264 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.

Retail Overview
Our retail segment (or "Retail") at September 30, 2023 includes the operations of 250 owned and leased convenience store sites located primarily in West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline and diesel under the DK or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the 7-Eleven and DK or Alon brand names pursuant to a license agreement with 7-Eleven, Inc. In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination and subsequent amendments require the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023. Merchandise at our convenience store sites will continue to be sold under the 7-Eleven brand name until 7-Eleven branding is removed pursuant to the termination. As of September 30, 2023, we have removed the 7-Eleven brand name at 180 of our store locations. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information.

Corporate and Other Overview
Our corporate activities, results of certain immaterial operating segments, and intercompany eliminations are reported in 'corporate, other and

32 |

Management's Discussion and Analysis
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

33 |

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

Financial Flexibility & Shareholder Returns
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

34 |

Management's Discussion and Analysis

2023 Strategic Developments
The following table highlights our 2023 Strategic Developments:

2023 Key Initiatives
2023 Strategic Developments	Safe & Reliable Operations	Financial Flexibility & Shareholder Returns	Long Term Sustainable Business Model
Improving Discipline Around Outage Spend and Optimizing Downtime:
Successfully completed the Tyler refinery turnaround in the first quarter of 2023 with zero process or safety incidents. The turnaround was completed substantially on time and on budget and positions us to capture market opportunities.
✓
Implementing Phase 1 of Our Zero-Based Budget:
We have taken steps to improve the efficiency of our cost structure and to align with our strategic priorities to drive cost efficiencies, which include cost reductions in general and administrative expenses. We are targeting $100 million run-rate cost reduction in 2024.
✓
Reducing Debt to Provide Shareholder Value: During the nine months ended September 30, 2023, we reduced our long-term obligations by approximately $422.4 million.		✓
Focus on Leadership:
In March 2023, Joseph Israel was named Executive Vice President, Operations and will be responsible for refining operations at Delek and for logistics operations at Delek Logistics. Mr. Israel has 25 years of energy experience and a proven track record of driving operational excellence. Also in March 2023, Patrick Reilly was appointed Executive Vice President and Chief Commercial Officer. Mr. Reilly will work closely with Delek's management team to lead the Company's strategies to achieve its short and long-term objectives. Mr. Reilly has over 20-years of energy oil refining and trading experience. In April 2023, Tommy Chavez who has over three decades of refining experience was named Senior Vice President, Refining Operations.
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
✓
Increasing Shareholder Value through Payment of Dividends:
We increased our quarterly cash dividend to $0.240 per share of our common stock which was declared by our Board of Directors on November 1, 2023 and payable on November 20, 2023. In addition, a cash dividend of $0.230 per share of our common stock was paid on May 22, 2023 and a cash dividend of $0.235 per share of our common stock was paid on August 21, 2023.
✓
Increasing Shareholder Value through Share Repurchases:
During the three and nine months ended September 30, 2023, 981,690 and 2,793,317 shares of our common stock were repurchased for a total of $25.0 million and $65.4 million, respectively. Subsequent to September 30, 2023, 769,450 shares of our common stock were repurchased for a total of $20.0 million.
✓
Executing Retail Growth Plans:
In September 2023, we opened a new-to-industry retail location in Tyler, TX. Our first store in this market, which features expanded food serviced and leading digital technology.
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
Market Outlook for the Remainder of 2023
We have positioned the Company to continue to run safely, reliably and environmentally responsibly at near or above nameplate capacity while leveraging our new Delek Delaware Gathering lines of business with an eye towards the One Delek vision. Many uncertainties remain with respect to the global supply and demand of the crude oil and refined products markets and it is difficult to predict the ultimate economic impacts this may have on our operations. Gasoline and diesel demand have returned to pre-pandemic levels and we expect gasoline and diesel demand to continue to follow typical seasonal patterns after the summer driving season. Crude oil and refined product supply continues to be restricted and should support the continued increased utilization of refining capacity which we expect to result in continued strong market conditions in downstream refining.

35 |

Management's Discussion and Analysis
See below for further discussion on how certain key market trends impact our operating results.

36 |

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
The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods in 2022 and for the three quarterly periods in 2023.

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
The chart below illustrates the key differentials impacting our refining operations, including WTI Cushing to Brent, WTI Midland to WTI Cushing, and Louisiana Light Sweet crude oil ("LLS") to WTI Cushing for each of the quarterly periods in 2022 and for the three quarterly periods in 2023.

37 |

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
The charts below illustrate the quarterly average prices of Gulf Coast Gasoline ("CBOB"), U.S. High Sulfur Diesel ("HSD") and U.S. Ultra Low Sulfur Diesel ("ULSD") for each of the quarterly periods in 2022 and for the three quarterly periods in 2023.

Crack Spreads
Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks/crude oil and the resultant refined products. Generally, a crack spread represents the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel.
The table below reflects the quarterly average Gulf Coast 5-3-2 ULSD, 3-2-1 ULSD and 2-1-1 HSD/LLS crack spreads for each of the quarterly periods in 2022 and for the three quarterly periods in 2023.

38 |

Management's Discussion and Analysis

RIN Volatility
Environmental regulations and the political environment continue to affect our refining margins in the form of volatility in the price of RINs. We enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs of our credits for commitments required by the U.S. Environmental Protection Agency (“EPA”) to blend biofuels into fuel products ("RINs Obligation"). On a consolidated basis, we work to balance our RINs Obligation in order to minimize the effect of RINs prices on our results. While we obtain RINs in our refining and logistics segments through our ethanol and biodiesel blending and generate RINs through biodiesel production, our refining segment still must purchase additional RINs to satisfy its obligations. Additionally, our ability to obtain RINs through blending is limited by our refined product slate, blending capabilities and market constraints. The cost to purchase these additional RINs is a significant cash outflow for our business. Increases in the market prices of RINs generally adversely affect our results of operations through changes in fair value to our existing RINs Obligation, to the extent we do not have offsetting RINs inventory on hand or effective economic hedges through net forward purchase commitments. RINs prices are highly sensitive to regulatory and political influence and conditions, and therefore often do not correlate to movements in crude oil prices, refined product prices or crack spreads. Because of the volatility in RINs prices, it is not possible to predict future RINs cost with certainty, and movements in RINs prices can have significant and unanticipated adverse effects on our refining margins that are outside of our control.
The chart below illustrates the volatility in RINs for each of the quarterly periods in 2022 and for the three quarterly periods in 2023.

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
The chart below illustrates the quarterly average prices of Waha (Permian Basin) and Henry Hub (Gulf Coast) per million British Thermal Units ("MMBtu") for each of the quarterly periods in 2022 and for the three quarterly periods in 2023.

39 |

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
Non-GAAP Reconciliations
The following table provides a reconciliation of segment EBITDA to the most directly comparable U.S. GAAP measure, net income attributable to Delek:
Reconciliation of segment EBITDA to net income attributable to Delek (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Refining segment EBITDA	$285.1	$90.3	$587.7	$758.2
Logistics segment EBITDA	96.5	87.3	278.8	214.1
Retail segment EBITDA	16.2	13.5	37.6	36.3
Corporate, Other and Eliminations EBITDA	(64.0)	(56.1)	(172.6)	(183.4)
EBITDA attributable to Delek	$333.8	$135.0	$731.5	$825.2
Interest expense, net	(82.3)	(50.7)	(239.2)	(132.7)
Income tax expense	(31.5)	(4.0)	(43.5)	(107.5)
Depreciation and amortization	(91.3)	(72.9)	(264.1)	(209.2)
Net income attributable to Delek	$128.7	$7.4	$184.7	$375.8

The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin (in millions)

Refining Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues	$4,624.5	$5,167.4	$12,471.5	$15,434.6
Cost of sales	4,394.4	5,138.0	12,045.8	14,819.5
Gross margin	$230.1	$29.4	$425.7	$615.1
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	166.5	175.4	459.4	467.5
Depreciation and amortization	60.1	48.9	176.5	151.6
Refining margin	$456.7	$253.7	$1,061.6	$1,234.2

40 |

Management's Discussion and Analysis
Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions):

Summary Statement of Operations Data (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (2)	2023	2022 (2)
Net revenues	$4,748.4	$5,324.9	$12,868.3	$15,766.6
Cost of sales:
Cost of materials and other	4,122.1	4,916.0	11,328.3	14,151.1
Operating expenses (excluding depreciation and amortization presented below)	217.7	201.3	577.2	536.4
Depreciation and amortization	83.7	66.5	243.1	192.0
Total cost of sales	4,423.5	5,183.8	12,148.6	14,879.5
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	22.7	28.2	80.8	89.6
General and administrative expenses	72.0	59.3	219.3	231.8
Depreciation and amortization	7.6	6.4	21.0	17.2
Other operating income, net	(2.1)	(5.8)	(19.0)	(44.5)
Total operating costs and expenses	4,523.7	5,271.9	12,450.7	15,173.6
Operating income	224.7	53.0	417.6	593.0
Interest expense, net	82.3	50.7	239.2	132.7
Income from equity method investments	(27.0)	(17.8)	(67.1)	(44.4)
Other expense (income), net	1.8	(0.7)	(4.8)	(3.0)
Total non-operating expenses, net	57.1	32.2	167.3	85.3
Income before income tax expense	167.6	20.8	250.3	507.7
Income tax expense	31.5	4.0	43.5	107.5
Net income	136.1	16.8	206.8	400.2
Net income attributed to non-controlling interests	7.4	9.4	22.1	24.4
Net income attributable to Delek	$128.7	$7.4	$184.7	$375.8
(1) This information is presented at a summary level for your reference. See the Condensed Consolidated Statements of Income in Item 1. to this Quarterly Report on Form 10-Q for more detail regarding our results of operations and net income per share.
(2) In the first quarter 2023, we reassessed the classification of certain expenses and made certain reclassification adjustments to better represent the nature of those expenses. Accordingly, we have made reclassifications to the prior period in order to conform to this revised current period classification, which resulted in a decrease in the prior period general and administrative expenses and an increase in the prior period operating expenses of approximately $3.1 million and $10.2 million for the three and nine months ended September 30, 2022.

We report operating results in three reportable segments:
•Refining
•Logistics
•Retail
Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment EBITDA.

Results of Operations
Consolidated Results of Operations — Comparison of the Three and Nine Months Ended September 30, 2023 versus the Three and Nine Months Ended September 30, 2022
Net Income
Q3 2023 vs. Q3 2022
Consolidated net income for the third quarter of 2023 was $136.1 million compared to net income of $16.8 million for the third quarter of 2022. Consolidated net income attributable to Delek for the third quarter of September 30, 2023 was $128.7 million, or $1.98 per basic share, compared to a net income of $7.4 million, or $0.11 per basic share, for the third quarter 2022. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.

41 |

Management's Discussion and Analysis
YTD 2023 vs. YTD 2022
Consolidated net income for the nine months ended September 30, 2023 was $206.8 million compared to a net income of $400.2 million for the nine months ended September 30, 2022. Consolidated net income attributable to Delek for the nine months ended September 30, 2023 was $184.7 million, or $2.80 per basic share, compared to income of $375.8 million, or $5.26 per basic share, for the nine months ended September 30, 2022. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
Q3 2023 vs. Q3 2022
In the third quarter of 2023 and 2022, we generated net revenues of $4,748.4 million and $5,324.9 million, respectively, a decrease of $576.5 million, or 10.8%. The decrease in net revenues was primarily driven by the following factors:
•in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 2.5%, ULSD of 14.9%, and HSD of 28.7%, partially offset by an increase in sales volume (including purchased product);
•in our logistics segment, decreases in the average volumes of gasoline sold and in the average sales price per gallon of diesel and gasoline sold in our West Texas marketing operations, partially offset by increased volumes from the Midland Gathering operations and Delaware Gathering operations; and
•in our retail segment, a decrease in total fuel sales primarily attributable to a decrease of $0.24 in average price charged per gallon sold and a decrease in merchandise sales primarily driven by the same-store sales decrease of 1.9%.
YTD 2023 vs. YTD 2022
We generated net revenues of $12,868.3 million and $15,766.6 million during the nine months ended September 30, 2023 and 2022, respectively, a decrease of $2,898.3 million, or 18.4%. The decrease in net revenues was primarily due to the following:
•in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 16.4%, ULSD of 21.5%, and HSD of 39.6% and decreases in wholesale activity, partially offset by an increase in sales volume (including purchased product);
•in our retail segment, a decrease in total fuel sales primarily attributable to a $0.53 decrease in average price charged per gallon sold, partially offset by an increase in merchandise sales primarily driven by the same-store sales increase of 1.1%; and
•in our logistics segment, increased volumes from the Midland Gathering operations and incremental revenues from the Delaware Gathering Acquisition, partially offset by decreases in the average volumes of diesel sold and in the average sales price per gallon of diesel and gasoline sold in our West Texas marketing operations.

Total Operating Costs and Expenses
Cost of Materials and Other
Q3 2023 vs. Q3 2022
Cost of materials and other was $4,122.1 million for the third quarter of 2023 compared to $4,916.0 million for the third quarter of 2022, a decrease of $793.9 million, or 16.1%. The net decrease in cost of materials and other was primarily driven by the following:
•decreases in cost of crude oil feedstocks at the refineries, including a 10.0% decreases in the average cost of WTI Cushing crude oil and a 10.2% decrease in the average cost of WTI Midland crude oil;
•decreases in the average diesel volumes sold and average cost per gallon of gasoline and diesel sold in our logistics segment; and
•a decrease in retail cost of materials and other due to 9.0% decrease in average cost per gallon sold applied to lower fuel sales volumes.
YTD 2023 vs. YTD 2022
Cost of materials and other was $11,328.3 million for the nine months ended September 30, 2023, compared to $14,151.1 million for nine months ended September 30, 2022, a decrease of $2,822.8 million, or 19.9%. The net decrease in cost of materials and other primarily related to the following:
•a decrease in the cost of crude oil feedstocks at the refineries, including a 21.5% decrease in the average cost of WTI Cushing crude oil and a 21.3% decrease in the average cost of WTI Midland crude oil and decreased wholesale activity;
•decreases in the average diesel volumes sold and average cost per gallon of gasoline and diesel sold, partially offset by incremental cost of materials and other from the Delaware Gathering Acquisition in our logistics segment; and
•a decrease in retail cost of materials and other due to 15.4% decrease in average cost per gallon sold applied to lower fuel sales volumes.

42 |

Management's Discussion and Analysis
Operating Expenses
Q3 2023 vs. Q3 2022
Operating expenses (included in both cost of sales and other operating expenses) were $240.4 million for the third quarter of 2023 compared to $229.5 million for the third quarter of 2022, an increase of $10.9 million, or 4.7%. The increase in operating expenses was primarily driven by the following:
•an increase in maintenance costs including costs related to our Safety Action Plan, which we expect will continue at least through the end of 2023;
•an additional $8.0 million expense for uncovered litigation, claims and assessments associated with the 2021 El Dorado refinery fire.
These increases were partially offset by the following:
•lower natural gas prices in 2023.
YTD 2023 vs. YTD 2022
Operating expenses (included in both cost of sales and other operating expenses) were $658.0 million for the nine months ended September 30, 2023 compared to $626.0 million in nine months ended September 30, 2022, an increase of $32.0 million, or 5.1%. The increase in operating expenses was primarily driven by the following:
•an increase in maintenance costs including costs related to our Safety Action Plan, which we expect will continue at least through the end of 2023;
•an additional $8.0 million expense for uncovered litigation, claims and assessments associated with the 2021 El Dorado refinery fire; and
•an increase in employee costs.
These increases were partially offset by the following:
•lower natural gas prices in 2023.
General and Administrative Expenses
Q3 2023 vs. Q3 2022
General and administrative expenses were $72.0 million for the third quarter of 2023 compared to $59.3 million for the third quarter of 2022, an increase of $12.7 million, or 21.4%. The increase was primarily driven by an increase in employee costs including incentive compensation costs and restructuring costs, partially offset by no transaction costs related to the Delaware Gathering Acquisition in the 2023 period.
YTD 2023 vs. YTD 2022
General and administrative expenses were $219.3 million for the nine months ended September 30, 2023 compared to $231.8 million in nine months ended September 30, 2022, a decrease of $12.5 million, or 5.4%. The decrease was primarily driven by a decrease in employee costs including incentive compensation costs and no transaction costs related to the Delaware Gathering Acquisition in the 2023 period, partially offset by restructuring costs.
Depreciation and Amortization
Q3 2023 vs. Q3 2022
Depreciation and amortization (included in both cost of sales and other operating expenses) was $91.3 million for the third quarter of 2023 compared to $72.9 million for the third quarter of 2022, an increase of $18.4 million, or 25.2%. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the first quarter of 2022.
YTD 2023 vs. YTD 2022
Depreciation and amortization (included in both cost of sales and other operating expenses) was $264.1 million and $209.2 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $54.9 million, or 26.2%. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the first quarter of 2022 and depreciation and amortization attributable to the Delaware Gathering Acquisition.
Other Operating Income, Net
Q3 2023 vs. Q3 2022
Other operating income, net decreased by $3.7 million in the third quarter of 2023 to $2.1 million compared to $5.8 million in the third quarter of 2022. The decrease was primarily due to a $5.1 million decrease in insurance recoveries related to the fire and freeze events that occurred during the first quarter 2021 and fire event that occurred in the fourth quarter 2022.

43 |

Management's Discussion and Analysis
YTD 2023 vs. YTD 2022
Other operating income, net was $19.0 million and $44.5 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $25.5 million, primarily due to a $13.9 million decrease in insurance recoveries related to the fire and freeze events that occurred during the first quarter 2021 and fire event that occurred in the fourth quarter 2022 and decreased hedge gains realized in 2023 compared to 2022 associated with our trading derivatives.

Non-Operating Expenses, Net
Interest Expense, Net
Q3 2023 vs. Q3 2022
Interest expense, net increased by $31.6 million, or 62.3%, to $82.3 million in the third quarter of 2023 compared to $50.7 million in the third quarter of 2022, primarily driven by the following:
•an increase in the average effective interest rate of 485 basis points in the third quarter of 2023 compared to the third quarter of 2022 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding); and
•a decrease in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $256.8 million in the third quarter of 2023 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the third quarter of 2022.
YTD 2023 vs. YTD 2022
Interest expense, net was $239.2 million in the nine months ended September 30, 2023, compared to $132.7 million for nine months ended September 30, 2022, an increase of $106.5 million, or 80.3% primarily due to the following:
•an increase in the average effective interest rate of 611 basis points during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding); and
•an increase in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $350.2 million during the nine months ended September 30, 2023 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the nine months ended September 30, 2022.
Results from Equity Method Investments
Q3 2023 vs. Q3 2022
We recognized income from equity method investments of $27.0 million during the third quarter of 2023, compared to $17.8 million for the third quarter of 2022, an increase of $9.2 million. This increase was primarily driven by the following:
•an increase in income from our asphalt terminal equity method investment due to improved margins; and
•an increase in income from our investment in W2W Holdings LLC to $6.9 million in the third quarter of 2023 from $1.2 million in the third quarter of 2022.
YTD 2023 vs. YTD 2022
We recognized income from equity method investments of $67.1 million for the nine months ended September 30, 2023, compared to $44.4 million for the nine months ended September 30, 2022, an increase of $22.7 million. This increase was primarily driven by the following:
•an increase in income from our asphalt terminal equity method investment due to higher volumes and resulting revenue increases; and
•an increase in income from our investment in W2W Holdings LLC to $18.2 million during the nine months ended September 30, 2023 from $5.4 million in the nine months ended September 30, 2022.

Income Taxes
Q3 2023 vs. Q3 2022
For the third quarter of 2023, we recorded income tax expense of $31.5 million compared to $4.0 million for the third quarter of 2022, primarily driven by the following:
•an increase in pre-tax net income of $146.8 million; and

44 |

Management's Discussion and Analysis
•Our effective tax rates were 18.8% and 19.2% for the three months ended September 30, 2023 and 2022, respectively, due to the impact of fixed dollar permanent differences on the tax rate and changes to valuation allowances on state attributes.
YTD 2023 vs. YTD 2022
For the nine months ended September 30, 2023, we recorded income tax expense of $43.5 million compared to $107.5 million for the nine months ended September 30, 2022, primarily driven by the following:
•a decrease in pre-tax net income of $257.4 million, and
•Our effective tax rates were 17.4% and 21.2% for the nine months ended September 30, 2023 and 2022, respectively, due to the impact of fixed dollar favorable permanent differences on the tax rate.

45 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth selected information concerning our refining segment operations ($ in millions, except per barrel amounts):

Selected Refining Financial Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$4,624.5	$5,167.4	$12,471.5	$15,434.6
Cost of materials and other	4,167.8	4,913.7	11,409.9	14,200.4
Refining Margin	$456.7	$253.7	$1,061.6	$1,234.2

Operating expenses (excluding depreciation and amortization)	$166.5	$175.4	$459.4	$467.5

Refining segment EBITDA	$285.1	$90.3	$587.7	$758.2

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

46 |

Management's Discussion and Analysis
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

Refinery Statistics
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Refining Segment
Days in period	92	92	273	273
Total sales volume - refined product (average bpd) (1)	307,626	312,877	295,141	307,380
Total production (average bpd)	303,399	300,235	287,375	293,970
Crude oil	294,726	299,973	275,310	289,046
Other feedstocks	11,222	2,276	14,815	6,537
Total throughput (average bpd):	305,948	302,249	290,125	295,583

Crude Slate: (% based on amount received in period)
WTI crude oil	73.4%	75.2%	73.3%	67.1%
Gulf Coast Sweet Crude	3.3%	5.3%	4.0%	8.4%
Local Arkansas crude oil	4.0%	3.5%	4.1%	4.1%
Other	19.3%	16.0%	18.6%	20.4%

Crude utilization (% based on nameplate capacity)	97.6%	99.3%	91.2%	95.7%

47 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Tyler, TX Refinery
Days in period	92	92	273	273
Products manufactured (average bpd):
Gasoline	35,615	35,210	30,750	35,021
Diesel/Jet	34,620	33,844	26,976	31,060
Petrochemicals, LPG, natural gas liquids ("NGLs")	3,429	2,246	2,409	2,160
Other	1,959	2,032	1,856	1,844
Total production	75,623	73,332	61,991	70,085
Throughput (average bpd):
Crude Oil	74,877	74,796	59,379	69,335
Other feedstocks	1,118	(1,123)	3,243	1,032
Total throughput	75,995	73,673	62,622	70,367
Per barrel of throughput:
Operating expenses (2)	$4.74	$7.06	$5.06	$5.99
Crude Slate: (% based on amount received in period)
WTI crude oil	76.8%	86.4%	78.1%	85.9%
East Texas crude oil	23.2%	13.6%	21.9%	14.1%

El Dorado, AR Refinery
Days in period	92	92	273	273
Products manufactured (average bpd):
Gasoline	39,361	40,577	37,213	38,946
Diesel	31,927	31,372	29,211	31,143
Petrochemicals, LPG, NGLs	1,875	1,347	1,564	1,306
Asphalt	7,893	8,503	7,418	7,941
Other	1,168	848	1,034	813
Total production	82,224	82,647	76,440	80,149
Throughput (average bpd):
Crude Oil	81,671	80,711	75,286	78,136
Other feedstocks	2,611	3,301	3,053	3,154
Total throughput	84,282	84,012	78,339	81,290
Per barrel of throughput:
Operating expenses (2)	$4.36	$4.83	$4.60	$4.70
Crude Slate: (% based on amount received in period)
WTI crude oil	71.9%	68.4%	67.6%	52.1%
Local Arkansas crude oil	13.4%	14.0%	14.8%	15.5%
Other	14.7%	17.6%	17.6%	32.4%

48 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Big Spring, TX Refinery
Days in period	92	92	273	273
Products manufactured (average bpd):
Gasoline	29,274	34,431	33,755	34,087
Diesel/Jet	23,607	26,020	23,333	25,262
Petrochemicals, LPG, NGLs	3,723	3,524	3,299	3,466
Asphalt	2,220	1,701	1,833	1,662
Other	5,272	1,342	3,283	1,344
Total production	64,096	67,018	65,503	65,821
Throughput (average bpd):
Crude oil	61,046	70,955	62,733	67,455
Other feedstocks	3,865	(3,189)	3,834	(866)
Total throughput	64,911	67,766	66,567	66,589
Per barrel of refined throughput:
Operating expenses (2)	$8.37	$7.32	$7.61	$7.02
Crude Slate: (% based on amount received in period)
WTI crude oil	64.3%	72.7%	68.8%	69.3%
WTS crude oil	35.7%	27.3%	31.2%	30.7%

Krotz Springs, LA Refinery
Days in period	92	92	273	273
Products manufactured (average bpd):
Gasoline	38,361	32,371	40,454	32,111
Diesel/Jet	30,653	31,195	31,794	31,537
Heavy Oils	5,461	944	4,239	1,439
Petrochemicals, LPG, NGLs	6,079	6,768	6,510	6,948
Other	902	5,960	446	5,881
Total production	81,456	77,238	83,443	77,916
Throughput (average bpd):
Crude Oil	77,132	73,510	77,912	74,120
Other feedstocks	3,628	3,287	4,686	3,216
Total throughput	80,760	76,797	82,598	77,336
Per barrel of throughput:
Operating expenses (2)	$5.00	$5.97	$5.00	$5.41
Crude Slate: (% based on amount received in period)
WTI Crude	79.8%	70.1%	79.0%	61.0%
Gulf Coast Sweet Crude	11.2%	23.2%	13.5%	33.3%
Other	9.0%	6.7%	7.5%	5.7%
(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.
(2) Reflects the prior period conforming reclassification adjustment between operating expenses and general and administrative expenses.

49 |

Management's Discussion and Analysis
Included in the refinery statistics above are the following sales to other segments:

Refinery Sales to Other Segments
	Three Months Ended September 30,		Nine Months Ended September 30,
(in barrels per day)	2023	2022	2023	2022

El Dorado refined product sales to other Delek segments	—	—	—	5
Big Spring refined product sales to other Delek segments	—	21,565	6,406	20,863

Pricing Statistics (average for the period presented)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

WTI — Cushing crude oil (per barrel)	$82.51	$91.63	$77.37	$98.50
WTI — Midland crude oil (per barrel)	$83.85	$93.41	$78.63	$99.87
WTS — Midland crude oil (per barrel)	$83.01	$92.17	$77.34	$98.58
LLS (per barrel)	$84.88	$94.07	$79.82	$100.58
Brent (per barrel)	$85.92	$97.69	$81.96	$102.48

U.S. Gulf Coast 5-3-2 crack spread (per barrel) - utilizing HSD	$16.80	$23.07	$14.41	$25.08
U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$32.39	$33.65	$30.15	$33.73
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$31.30	$31.28	$29.30	$32.12
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$19.48	$25.63	$16.64	$26.33

U.S. Gulf Coast Unleaded Gasoline (per gallon)	$2.58	$2.64	$2.44	$2.92
Gulf Coast Ultra low sulfur diesel (per gallon)	$2.97	$3.49	$2.74	$3.49
U.S. Gulf Coast high sulfur diesel (per gallon)	$2.04	$2.86	$1.80	$2.98
Natural gas (per MMBtu)	$2.66	$7.97	$2.57	$6.69

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

50 |

Management's Discussion and Analysis
Refining Segment Operational Comparison of the Three and Nine Months Ended September 30, 2023 versus the Three and Nine Months Ended September 30, 2022
Revenues
Q3 2023 vs. Q3 2022
Net revenues for the refining segment decreased by $542.9 million, or 10.5%, in the third quarter of 2023 compared to the third quarter of 2022. The decrease was primarily driven by the following:
•a decrease in the average price of U.S. Gulf Coast gasoline of 2.5%, ULSD of 14.9%, and HSD of 28.7%; and
•a decrease in wholesale activity.
These decreases were partially offset by the following:
•an increase in sales volumes (including purchased products).
Net revenues included sales to our retail segment of $117.0 million and $132.1 million, sales to our logistics segment of $115.1 million and $124.7 million, and sales to our other segment of $0.0 million and $6.1 million for the three months ended September 30, 2023 and September 30, 2022, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2023 vs. YTD 2022
Revenues for the refining segment decreased $2,963.1 million, or 19.2%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily driven by the following:
•a decrease in the average price of U.S. Gulf Coast gasoline of 16.4%, ULSD of 21.5%, and HSD of 39.6%; and
•a decrease in wholesale activity.
These decreases were partially offset by the following:
•an increase in sales volumes (including purchased products).
Revenues included sales to our retail segment of $331.0 million and $404.0 million, sales to our logistics segment of $298.3 million and $374.5 million and sales to the other segment of $0.0 million and $22.5 million for the nine months ended September 30, 2023 and 2022, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Q3 2023 vs. Q3 2022
Cost of materials and other decreased by $745.9 million, or 15.2%, in the third quarter of 2023 compared to the third quarter of 2022. The decrease was primarily driven by the following:
•decreases in the cost of WTI Cushing crude oil, from an average of $91.63 per barrel to an average of $82.51, or 10.0%, and decreases in the cost of WTI Midland crude oil, from an average of $93.41 per barrel to an average of $83.85, or 10.2%;
•favorable inventory impacts; and
•a decrease in wholesale activity.
These decreases were partially offset by the following:
•an increase in sales volumes (including purchased products).

51 |

Management's Discussion and Analysis
YTD 2023 vs. YTD 2022
Cost of materials and other decreased $2,790.5 million, or 19.7%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily driven by the following:
•decreases in the cost of WTI Cushing crude oil, from an average of $98.50 per barrel to an average of $77.37, or 21.5%, and decreases in the cost of WTI Midland crude oil, from an average of $99.87 per barrel to an average of $78.63, or 21.3%; and
•a decrease in wholesale activity.
These decreases were partially offset by the following:
•an increase in sales volumes (including purchased products).
Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $156.0 million and $126.1 million during the three months ended September 30, 2023 and 2022, respectively. These costs and fees were $413.2 million and $373.3 million during the nine months ended September 30, 2023 and 2022, respectively. We eliminate these intercompany fees in consolidation.

Refining Margin
Q3 2023 vs. Q3 2022
Refining segment margin increased by $203.0 million, or 80.0%, in the third quarter of 2023 compared to the third quarter of 2022, with a refining margin percentage of 9.9% as compared to 4.9% for the third quarter of 2023 and 2022, respectively, primarily driven by the following:
•an increase in sales volume (including purchased products);
•an increase in utilization;
•favorable inventory impacts;
•lower natural gas prices; and
•a 3.7% decrease in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 0.1% increase in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery), and a 24.0% decrease in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery).
YTD 2023 vs. YTD 2022
Refining margin decreased by $172.6 million, or 14.0%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, with a refining margin percentage of 8.5% as compared to 8.0% for the nine months ended September 30, 2023 and 2022, respectively, primarily driven by the following:
•a 10.6% decrease in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), an 8.8% decrease in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery) and a 36.8% decrease in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery);
•lower natural gas prices; and
•an increase in sales volume (including purchased products).

52 |

Management's Discussion and Analysis

Operating Expenses
Q3 2023 vs. Q3 2022
Operating expenses decreased by $8.9 million, or 5.1%, in the third quarter of 2023 compared to the third quarter of 2022. The decrease in operating expenses was primarily driven by the following:
•lower natural gas in 2023.
These decreases were partially offset by the following:
•increase in outside service and maintenance costs including costs related to our Safety Action Plan, which we expect will continue at least through the end of 2023.
YTD 2023 vs. YTD 2022
Operating expenses decreased by $8.1 million, or 1.7%, in the nine months ended September 30, 2023, compared to nine months ended September 30, 2022. The decrease in operating expenses was primarily driven by the following:
•lower natural gas in 2023.
These decreases were partially offset by the following:
•higher employee, outside service and maintenance costs including costs related to our Safety Action Plan, which we expect will continue at least through the end of 2023.

EBITDA
Q3 2023 vs. Q3 2022
EBITDA increased by $194.8 million, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an increase in refining margin driven by increased sales volume (including purchased products) and lower natural gas prices, partially offset by decreased crack spreads.
YTD 2023 vs. YTD 2022
EBITDA decreased by $170.5 million, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to a decrease in refining margin driven by decreased crack spreads, partially offset by increased sales volume (including purchased products) and lower natural gas prices.

53 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Selected Logistics Financial and Operating Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$275.9	$294.1	$766.3	$767.4
Cost of materials and other	$150.6	$177.7	$404.8	$480.3
Operating expenses (excluding depreciation and amortization)	$33.0	$25.9	$86.7	$65.0
EBITDA	$96.5	$87.3	$278.8	$214.1

Operating Information:
Gathering & Processing: (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	70,153	87,653	64,835	81,795
Refined products pipelines	63,991	65,761	54,686	63,391
SALA Gathering System	14,774	14,354	13,935	16,150
East Texas Crude Logistics System	36,298	23,960	29,928	20,015
Midland Gathering Assets (1)	248,443	121,304	230,907	107,699
Plains Connection System	250,550	184,254	248,763	166,864
Delaware Gathering Assets: (2)
Natural Gas Gathering and Processing (Mcfd) (3)	69,737	64,429	72,569	61,198
Crude Oil Gathering (average bpd)	111,973	86,483	110,935	84,497
Water Disposal and Recycling (average bpd)	99,158	69,411	104,920	66,043

Wholesale Marketing & Terminalling:
East Texas - Tyler refinery sales volumes (average bpd) (4)	69,178	65,396	57,894	66,473
Big Spring wholesale marketing throughputs (average bpd)	81,617	74,238	78,399	76,135
West Texas wholesale marketing throughputs (average bpd)	10,692	10,082	9,871	10,023
West Texas wholesale marketing margin per barrel	$4.56	$4.23	$5.43	$3.84
Terminalling throughputs (average bpd) (5)	121,430	142,003	116,455	138,558
(1) Formerly known as the Permian Gathering System.
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

54 |

Management's Discussion and Analysis
Logistics Segment Operational Comparison of the Three and Nine Months Ended September 30, 2023 versus the Three and Nine Months Ended September 30, 2022
Q3 2023 vs. Q3 2022
Net revenues decreased by $18.2 million, or 6.2%, in the third quarter of 2023 compared to the third quarter of 2022, primarily driven by:
•decrease in revenue in our Delaware Gathering operations of $17.2 million primarily due to decrease in natural gas prices slightly offset by increases in water, crude oil and natural gas volumes; and
•decreased revenue of $3.6 million in our West Texas marketing operations primarily driven by a decrease in the average sales prices per gallon of diesel, partially offset by an increase in the volumes sold:
◦the average sales prices per gallon of diesel sold decreased by $0.56 per gallon; and
◦the volumes of gasoline increased by 5.3 million, partially offset by a decrease of 1.2 million gallons of diesel sold.
These decreases were partially offset by the following:
•increase in throughput associated with Midland Gathering operations primarily due to new connections finalized during 2022; and
•increase in terminalling and marketing revenue primarily due to utilization and rate increases.
Net revenues included sales to our refining segment of $156.0 million and $126.1 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and sales to our other segment of $0.4 million and $1.1 million for the three months September 30, 2023 and 2022, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2023 vs. YTD 2022
Net revenues decreased by $1.1 million, or 0.1%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily driven by the following:
•decreased revenue of $66.7 million in our West Texas marketing operations primarily driven by decreases in the average sales prices per gallon and the average volumes of diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.39 per gallon and $0.71 per gallon, respectively; and
◦the volumes of diesel sold decreased by 3.6 million gallons, partially offset by a 1.9 million increase in gallons of gasoline sold.
These decreases were partially offset by the following:
•increase in revenue as a result of our Delaware Gathering operations, which began in June 2022; and
•increase in volumes associated with Midland Gathering operations primarily due to new connections finalized during 2022.
Revenues included sales to our refining segment of $413.2 million and $373.3 million for the nine months ended September 30, 2023 and 2022, respectively, and sales to our other segment of $1.2 million and $2.0 million for the nine months ended September 30, 2023 and 2022, respectively. We eliminate this intercompany revenue in consolidation.

55 |

Management's Discussion and Analysis

Cost of Materials and Other
Q3 2023 vs. Q3 2022
Cost of materials and other for the logistics segment decreased by $27.1 million, or 15.3%, in the third quarter of 2023 compared to the third quarter of 2022. The decrease was primarily driven by the following:
•decrease of $16.9 million primarily as a result of a decrease in natural gas prices impacting our Delaware Gathering operations;
•decrease in costs of materials and other in our West Texas marketing operations primarily driven by decreases in the average cost per gallon, partially offset by an increase in the gasoline volumes sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.41 per gallon and $0.52 per gallon, respectively; and
◦the average volumes of gasoline increased by 5.3 million, partially offset by a decrease of 1.2 million gallons of diesel sold.
Our logistics segment purchased product from our refining segment of $115.1 million and $124.7 million for the three months ended September 30, 2023 and September 30, 2022, respectively. We eliminate these intercompany costs in consolidation.
YTD 2023 vs. YTD 2022
Cost of materials and other for the logistics segment decreased by $75.5 million, or 15.7%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily driven by the following:
•decrease in costs of materials and other in our West Texas marketing operations primarily driven by decreases in the average cost per gallon and the average volumes of diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.55 per gallon and $0.74 per gallon, respectively; and
◦the volumes of diesel sold decreased by 3.6 million gallons, partially offset by a 1.9 million increase in gallons of gasoline sold.
•partially offset by increase in cost of materials and other as a result of our Delaware Gathering operations, which began in June 2022.
Our logistics segment purchased product from our refining segment of $298.3 million and $374.5 million for the nine months ended September 30, 2023 and 2022, respectively. We eliminate these intercompany costs in consolidation.

56 |

Management's Discussion and Analysis

Operating Expenses
Q3 2023 vs. Q3 2022
Operating expenses increased by $7.1 million, or 27.4%, in the third quarter of 2023 compared to the third quarter of 2022, driven by an increase in variable expenses due to higher throughput.
YTD 2023 vs. YTD 2022
Operating expenses increased by $21.7 million, or 33.4%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by incremental expenses associated with Delaware Gathering Acquisition.

EBITDA
Q3 2023 vs. Q3 2022
EBITDA increased by $9.2 million, or 10.5%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily driven by the following:
•higher throughput volumes; and
•rate increases..
YTD 2023 vs. YTD 2022
EBITDA increased by $64.7 million, or 30.2%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by the following:
•higher throughput volumes; and
•incremental EBITDA from the Delaware Gathering Acquisition.

57 |

Management's Discussion and Analysis

Retail Segment
The tables below set forth certain information concerning our retail segment operations (gross sales $ in millions):

Selected Retail Financial and Operating Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$236.5	$253.1	$674.2	$739.7
Cost of materials and other	$189.6	$210.3	$548.1	$617.1
Operating expenses (excluding depreciation and amortization)	$26.4	$25.4	$76.9	$73.2

EBITDA	$16.2	$13.5	$37.6	$36.3

Operating Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Number of stores (end of period)	250	248	250	248
Average number of stores	250	248	250	248
Average number of fuel stores	245	243	245	243
Retail fuel sales	$153.0	$169.0	$432.5	$502.4
Retail fuel sales (thousands of gallons)	43,170	44,729	128,821	129,145
Average retail gallons per average number of stores (in thousands)	176	184	526	533
Average retail sales price per gallon sold	$3.54	$3.78	$3.36	$3.89
Retail fuel margin ($ per gallon) (1)	$0.420	$0.345	$0.345	$0.330
Merchandise sales (in millions)	$83.5	$84.2	$241.7	$237.3
Merchandise sales per average number of stores (in millions)	$0.3	$0.3	$1.0	$1.0
Merchandise margin %	34.4%	32.6%	33.8%	33.7%

Same-Store Comparison (2)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Change in same-store retail fuel gallons sold	(6.8)%	7.4%	(3.3)%	4.7%
Change in same-store merchandise sales	(1.9)%	3.9%	1.1%	(0.3)%

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

58 |

Management's Discussion and Analysis
Retail Segment Operational Comparison of the Three and Nine Months Ended September 30, 2023 versus the Three and Nine Months Ended September 30, 2022
Revenues
Q3 2023 vs. Q3 2022
Net revenues for the retail segment decreased by $16.6 million, or 6.6%, in the third quarter of 2023 compared to the third quarter of 2022, primarily driven by the following:
•a decrease in total fuel sales which were $153.0 million in the third quarter of 2023 compared to $169.0 million in the third quarter of 2022, primarily attributable to a decrease of $0.24 in average price charged per gallon sold; and
•a decrease in merchandise sales to $83.5 million in the third quarter of 2023 compared to $84.2 million in the third quarter of 2022, primarily driven by the same-store sales decrease of 1.9%.
YTD 2023 vs. YTD 2022
Revenues for the retail segment decreased by $65.5 million, or 8.9%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by the following:
•a decrease in total fuel sales which were $432.5 million for the nine months ended September 30, 2023 compared to $502.4 million for the nine months ended September 30, 2022, primarily attributable to a $0.53 decrease in average price charged per gallon sold.
These decreases were partially offset by the following:
•an increase in merchandise sales to $241.7 million for the nine months ended September 30, 2023 compared to $237.3 million for the nine months ended September 30, 2022, primarily driven by the same-store sales increase of 1.1%.

59 |

Management's Discussion and Analysis
Cost of Materials and Other
Q3 2023 vs. Q3 2022
Cost of materials and other for the retail segment decreased by $20.7 million, or 9.8%, in the third quarter of 2023 compared to the third quarter of 2022, primarily driven by the following:
•a decrease in average cost per gallon of $0.31, or 9.0%, applied to fuel sales volumes that decreased period over period.
Our retail segment purchased finished product from our refining segment of $117.0 million and $132.1 million for the three months ended September 30, 2023 and September 30, 2022, respectively, which is eliminated in consolidation.
YTD 2023 vs. YTD 2022
Cost of materials and other for the retail segment decreased by $69.0 million, or 11.2%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by the following:
•a decrease in average cost per gallon of $0.55, or 15.4%.
Our retail segment purchased finished product from our refining segment of $331.0 million and $404.0 million for the nine months ended September 30, 2023 and 2022, respectively. We eliminate this intercompany cost in consolidation.

Operating Expenses
Q3 2023 vs. Q3 2022
Retail segment operating expenses increased by $1.0 million, or 3.9%, in the third quarter of 2023 compared to the third quarter of 2022, primarily due to driven by higher employee cost in 2023.
YTD 2023 vs. YTD 2022
Operating expenses for the retail segment increased by $3.7 million, or 5.1%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily driven by higher employee cost in 2023.

EBITDA
Q3 2023 vs. Q3 2022
EBITDA for the retail segment increased by $2.7 million, or 20.0%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily driven by the following:
•an increase in average fuel margin of $0.075 per gallon, partially offset by a decrease in fuel sales volume; and
•an increase in merchandise margin percentage of 1.8%, partially offset by a 0.9% decrease in merchandise sales.
YTD 2023 vs. YTD 2022
EBITDA for the retail segment increased by $1.3 million, or 3.6%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by the following:
•an increase in average fuel margin of $0.015 per gallon, partially offset by a decrease in fuel sales volume; and
•a 1.8% increase in merchandise sales.
These increases were partially offset by the following:
•an increase in operating expenses due to higher employee costs.

60 |

Management's Discussion and Analysis

61 |

Management's Discussion and Analysis
Liquidity and Capital Resources
Sources of Capital
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At September 30, 2023 our total liquidity amounted to $1.8 billion comprised primarily of $906.9 million in unused credit commitments under our revolving credit facilities (as discussed in Note 9 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) and $901.7 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends and fund operational capital expenditures. On November 1, 2023, our Board of Directors approved a quarterly cash dividend of $0.24 per share of our common stock.
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
As of September 30, 2023, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Term Loan Credit Facility (see further discussion in Note 9 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q). Additionally, we were in compliance with incurrence covenants to the extent triggered during the quarter ended September 30, 2023. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may pay dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to): available borrowings under our existing Delek Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Revolving Facility; the allowance to incur an additional $400.0 million of secured debt under the Delek Term Loan Credit Facility (see further discussion of these facilities in Note 9 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks or joint ventures, as otherwise contemplated and allowed under our incurrence covenants.
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Nine Months Ended September 30,
	2023	2022
Cash Flow Data:
Operating activities	$922.8	$716.1
Investing activities	(338.6)	(819.9)
Financing activities	(523.8)	401.1
Net increase	$60.4	$297.3

Cash Flows from Operating Activities
Net cash provided by operating activities was $922.8 million for the nine months ended September 30, 2023, compared to $716.1 million for the comparable period of 2022. Increases were a result of cash receipts from customers and cash payments to suppliers and for salaries resulting in a net $297.8 million increase in cash provided by operating activities and an increase in dividends received of $9.5 million, partially offset by an increase in cash paid for debt interest of $118.8 million.

62 |

Management's Discussion and Analysis
Cash Flows from Investing Activities
Net cash used in investing activities was $338.6 million for the nine months ended September 30, 2023, compared to $819.9 million in the comparable period of 2022. The decrease in cash flows used in investing activities was primarily due to the $625.4 million Delaware Gathering Acquisition in 2022 and a $8.8 million increase in distributions from equity method investments, partially offset by a $145.5 million increase in purchases of property, plant and equipment, substantially driven by maintenance projects associated with the Tyler turnaround, other refinery additions and various interconnects associated with Delek Logistics assets, and payments of $11.0 million for equity interests investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $523.8 million for the nine months ended September 30, 2023, compared to cash provided of $401.1 million in the comparable 2022 period. The decrease in cash provided was primarily due to net payments on long-term revolvers and term debt of $423.7 million during the nine months ended September 30, 2023, compared to net proceeds of $509.3 million in the comparable 2022 period, net payments from product financing arrangements of $14.4 million for the nine months ended September 30, 2023 compared to net proceeds of $40.0 million in the comparable 2022 period, an increase in dividend payments of $16.6 million and proceeds received of $16.4 million in the comparable 2022 period for the sale of Delek Logistics common limited partner units.
These decreases in cash flows were partially offset by a decrease in share repurchases of $38.6 million and the receipt of settlement proceeds of $58.0 million during the first quarter of 2023 associated with the termination of the J. Aron Supply & Offtake Agreements and origination of the Citi Inventory Intermediation Agreement (as defined in Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements).
Cash Position and Indebtedness
As of September 30, 2023, our total cash and cash equivalents were $901.7 million and we had total long-term indebtedness of approximately $2,638.0 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $60.1 million. Additionally, we had letters of credit issued of approximately $301.6 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $906.9 million. The decrease of $422.4 million in total long-term indebtedness as of September 30, 2023 compared to December 31, 2022 resulted primarily from a decrease in net borrowings under the Delek Revolving Credit Facility and the United Community Bank Revolver, partially offset by an increase in net borrowings under the Delek Logistics Revolving Facility. As of September 30, 2023, our total long-term indebtedness (as defined in Note 9 of the condensed consolidated financial statements in Item 1. Financial Statements) consisted of the following:
•aggregate principal of $0.3 million under the Delek Revolving Credit Facility (maturity of October 26, 2027 and average borrowing rate of 6.68%);
•aggregate principal of $942.9 million under the Delek Term Loan Credit Facility (maturity of November 19, 2029 and effective interest of 10.16%);
•aggregate principal of $811.2 million under the Delek Logistics Revolving Facility, (maturity of October 13, 2027 (which will accelerate to 180 days prior to the stated maturity date of the Delek Logistics 2025 Notes if any of the Delek Logistics 2025 Notes remain outstanding on that date) and average borrowing rate of 8.45%);
•aggregate principal of $288.7 million under the Delek Logistics Term Loan Facility (maturity of April 15, 2025 (which will accelerate to 180 days prior to the stated maturity date of the Delek Logistics 2025 Notes if any of the Delek Logistics 2025 Notes remain outstanding on that date) and average borrowing rate of 8.92%);
•aggregate principal of $250.0 million under the Delek Logistics 2025 Notes (due in 2025, with effective interest rate of 7.18%);
•aggregate principal of $400.0 million under the Delek Logistics 2028 Notes (due in 2028, with effective interest rate of 7.39%); and
•aggregate principal of $5.0 million under the United Community Bank Revolver (maturity of June 30, 2024 and average borrowing rate of 7.75%).
On November 6, 2023, Delek Logistics entered into a First Amendment, a Second Amendment and a Third Amendment to the Delek Logistics Credit Facility (together, the “Amendments”). The Amendments, (i) increased the Delek Logistics Revolving Credit Facility's Revolving Credit Commitments (as defined in the Delek Logistics Credit Facility) by an amount equal to $150.0 million to provide for an aggregate Revolving Credit Commitments amount of $1.050 billion, (ii) increased Delek Logistics' ability to incur certain indebtedness and (iii) extended the Delek Logistics Term Loan maturity date from October 13, 2024, to the earlier of (i) April 15, 2025, and (ii) six months prior to the earliest maturity date of any outstanding Permitted Note Indebtedness (as defined in the Delek Logistics Credit Facility).
See Note 9 to our accompanying condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for additional information about our separate debt and credit facilities.

63 |

Management's Discussion and Analysis
Additionally, we utilize other financing arrangements to finance operating assets and/or, from time to time, to monetize other assets that may not be needed in the near term, when internal cost of capital and other criteria are met. Such arrangements include our inventory intermediation arrangement, which finances a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs or other non-inventory product financing liabilities. On September 18, 2023, DKTS entered into a letter agreement to the Inventory Intermediation Agreement with Citi to temporarily increase its letter of credit issued to Citi by $180.0 million which allowed DKTS to defer payments of certain obligations under the Inventory Intermediation Agreement until October 2023. These deferred obligations were subject to applicable interest charges. Our inventory intermediation obligation with Citi was $502.2 million at September 30, 2023, none of which was current. See Note 8 of the accompanying condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for additional information about our inventory intermediation agreement. Our product financing liabilities consisted primarily of RIN financings as of September 30, 2023, and totaled $260.8 million, all of which is due in the next 12 months. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of our December 31, 2022 Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Cash Requirements" section below.
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
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the nine months ended September 30, 2023, by segment, as well as planned capital expenditures for the full year 2023 by operating segment and major category (in millions):

Nine Months Ended September 30, 2023 Actual
Refining
Regulatory	$9.8
Sustaining maintenance, including turnaround activities	187.2
Growth projects	0.3
Refining segment total	197.3
Logistics
Regulatory	2.1
Sustaining maintenance	3.8
Growth projects	62.7
Logistics segment total	68.6
Retail
Regulatory	—
Sustaining maintenance	12.5
Growth projects	3.5
Retail segment total	16.0
Corporate and Other
Regulatory	1.6
Sustaining maintenance	16.0
Growth projects	2.1
Other total	19.7
Total capital spending	$301.6

The 2023 full year capital expenditure forecast is expected to be between $380.0 million to $390.0 million. In addition, we expect to receive estimated insurance and other proceeds of $20.0 million in 2023 that are not reflected in the full year forecast.

64 |

Management's Discussion and Analysis
The amount of our capital expenditure forecast is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects and subject to the changes and uncertainties discussed under the 'Forward-Looking Statements' section of Item 2. Management Discussion and Analysis, of this Quarterly Report on Form 10-Q. For further information, please refer to our discussion in Item 1A. Risk Factors, of our December 31, 2022 Annual Report on Form 10-K.
Cash Requirements
Long-Term Cash Requirements Under Contractual Obligations
Information regarding our known cash requirements under contractual obligations of the types described below as of September 30, 2023, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long-term debt and notes payable obligations	$29.5	$542.7	$1,230.5	$895.4	$2,698.1
Interest (1)	224.5	387.8	291.6	106.3	1,010.2
Operating lease commitments (2)	50.5	75.6	33.8	18.7	178.6
Purchase commitments (3)	476.0	—	—	—	476.0
Product financing agreements (4)	260.8	—	—	—	260.8
Transportation agreements (5)	207.6	407.5	257.6	339.0	1,211.7
Inventory intermediation obligation (6)	46.7	514.0	—	—	560.7
Total	$1,295.6	$1,927.6	$1,813.5	$1,359.4	$6,396.1
(1) Expected interest payments on debt outstanding at September 30, 2023. Floating interest rate debt is calculated using September 30, 2023 rates. For additional information, see Note 9 to the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of September 30, 2023.
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
Refer to the cash flow section for our operating activities spend during the nine months ended September 30, 2023. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity.
Refer to the 'Capital Spending' section for our capital expenditures for nine months ended September 30, 2023 and our anticipated cash requirements for planned capital expenditures for the full year 2023.

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
The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are presented separately below), as of September 30, 2023 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2023	2024
Contracts not designated as hedging instruments:
Crude oil price swaps - long (1)	$19.6	38,960,000	17,184,000	21,776,000
Crude oil price swaps - short (1)	(29.0)	37,469,000	17,059,000	20,410,000
Inventory, refined product and crack spread swaps - long (1)	5.6	4,585,000	4,585,000	—
Inventory, refined product and crack spread swaps - short (1)	(6.7)	5,194,000	5,194,000	—
Natural gas swaps - long (3)	(0.2)	1,007,500	1,007,500	—
Natural gas swaps - short (3)	0.1	697,500	697,500	—
RINs commitment contracts - long (2)	(3.3)	12,000,000	12,000,000	—
RINs commitment contracts - short (2)	2.1	5,000,000	5,000,000	—
Total	$(11.8)
(1) Volume in barrels.
(2) Volume in RINs.
(3) Volume in MMBtu.

Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $2,048.1 million as of September 30, 2023. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of September 30, 2023 would be to change interest expense by approximately $20.5 million.
We also have interest rate exposure in connection with our Inventory Intermediation Agreement under which we pay a time value of money charge based on SOFR.
Inflation
Inflationary factors, such as increases in the costs of our inputs, operating expenses, and interest rates may adversely affect our operating results. In addition, current or future governmental policies may increase or decrease the risk of inflation, which could further increase costs and may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of sales if the prices at which we are able to sell our products and services do not increase in line with increases in costs.

66 |

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
The following table sets forth information relating to trading commodity derivative contracts as of September 30, 2023 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2023
Crude forward contracts - long(1)	$26.9	308,889	308,889
Crude forward contracts - short(1)	(34.6)	390,696	390,696
Total	$(7.7)
(1) Volume in barrels.

67 |

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

68 |

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
ITEM 1A. RISK FACTORS
There were no material changes during the nine months ended September 30, 2023 to the risk factors identified in the Company’s fiscal 2022 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended September 30, 2023 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act (inclusive of all purchases that have settled as of September 30, 2023).

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2023	727,196	$24.75	727,196	$212,054,409
August 1 - August 31, 2023	254,494	$27.51	254,494	205,054,230
September 1 - September 30, 2023	—	$—	—	205,054,230
Total	981,690	$25.47	981,690	N/A
(1)      See further discussion in Note 17 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On August 10, 2023, Reuven Spiegel, Executive Vice President & Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 13,500 shares of our common stock, subject to certain conditions. The arrangement's expiration date is April 11, 2025.
On August 11, 2023, Robert G. Wright, Senior Vice President, Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 7,735 shares of our common stock, subject to certain conditions. The arrangement's expiration date is November 1, 2024.
On September 6, 2023, Laurie Tolson, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement for the sale of up to 2,414 shares of common stock subject to certain conditions. The arrangement's expiration date is June 14, 2024.
On September 13, 2023, Ezra Uzi Yemin, Executive Chairman of our Board of Directors, adopted a Rule 10b5-1 trading arrangement for the sale of up to 360,000 shares of our common stock, subject to certain conditions. The arrangement's expiration date is December 13, 2024. On September 27, 2023, Mr. Yemin also terminated a Rule 10b5-1 trading arrangement for the sale of up to 13,066 shares of our common stock, subject to certain conditions, that he had entered into on June 3, 2022, with an original expiration date of July 3, 2024.

69 |

Other Information
Intercompany Note
The Company entered into a certain Promissory Note (the “Note”) with Delek Logistics and certain of its subsidiaries, as guarantors, dated November 6, 2023. The Note provides for revolving borrowings with aggregate commitments of $70,000,000, comprised of a (i) $55,000,000 senior tranche and a (ii) $15,000,000 subordinated tranche (the “Subordinated Tranche”), with the initial borrowings under the Subordinated Tranche conditioned upon the Company and Delek Logistics reaching an agreement with Fifth Third Bank, National Association, as administrative agent under the DKL Credit Facility, on subordination provisions and other material terms related to the Subordinated Tranche. The Note will bear interest at Term SOFR (as defined in the Note) plus 3.00%. The Note proceeds will be used for Delek Logistics' working capital purposes and other general corporate purposes. The Note will mature on June 30, 2028. The Note contains certain affirmative covenants, mandatory prepayments and events of default that the Company considers to be customary for an arrangement of this sort. The obligations under the Note are unsecured.
The foregoing description of the Note is not complete and is qualified in its entirety by reference to the full text of the Note, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

70 |

ITEM 6. EXHIBITS

Exhibit No.		Description

10.1	#	Letter Agreement, dated as of September 18, 2023, by and between Citigroup Energy, Inc. and DK Trading & Supply, LLC.

10.2	#	Promissory Note dated November 6, 2023 by and among Delek US Holdings, Inc. and Delek Logistics Partners, LP.

31.1	#	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	#	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	##	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	##	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and September 30, 2022 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2023 and 2022 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement.
#	Filed herewith
##	Furnished herewith

71 |

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

Dated: November 8, 2023

72 |