Form 10-K
period 2023-12-31
Delek US Holdings, Inc.
filed 2024-02-28
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 18 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 4262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates as of June 30, 2023 was approximately $1,542,152,000, based upon the closing sale price of the registrant's common stock on the New York Stock Exchange on that date. For purposes of this calculation only, all directors and officers subject to Section 16(b) of the Securities Exchange Act of 1934 are deemed to be affiliates.
At February 21, 2024, there were 64,019,267 shares of the registrant's common stock, $.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).
Documents incorporated by reference
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents
Delek US Holdings, Inc.
Annual Report on Form 10-K
For the Annual Period Ending December 31, 2023

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
As of December 31, 2023, we owned a 78.7% limited partner interest as well as a non-economic general partner interest in Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), a publicly-traded master limited partnership that we formed in April 2012.
Statements in this Annual Report on Form 10-K, other than purely historical information, including statements regarding our plans, strategies, objectives, beliefs, expectations and intentions are forward-looking statements. Forward-looking statements include, among other things, statements that refer to the acquisition of 3 Bear Delaware Holding – NM, LLC (“3 Bear”) (subsequently renamed to Delek Delaware Gathering ("Delaware Gathering")) (the "Delaware Gathering Acquisition"), including any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, the information concerning possible future results of operations, business and growth strategies, including as the same may be impacted by any ongoing military conflict, such as the war between Russia and Ukraine ("the Russia-Ukraine War"), financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, including those discussed below and in Item 1A. Risk Factors, which may cause actual results to differ materially from the forward-looking statements. See also "Forward-Looking Statements" included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
See the “Glossary of Terms” beginning on page 4 of this Annual Report on Form 10-K for definitions of certain business and industry terms used herein.
Available Information
Our Internet website address is www.DelekUS.com and X (previously known as Twitter) account is @DelekUSHoldings. Information contained on our website is not part of this Annual Report on Form 10-K. Our reports, proxy and information statements, and any amendments to such documents are filed electronically with the Securities and Exchange Commission (“SEC”) and are available on our Internet website in the “Investor Relations” section (ir.delekus.com), free of charge, as soon as reasonably practicable after we file or furnish such material to the SEC. We also post our Governance Guidelines, Code of Business Conduct & Ethics and the charters of our Board of Directors’ committees in the “Corporate Governance” section of our website, accessible by navigating to the “About Us” section on our Internet website. We will provide any of these documents to any stockholder that makes a written request to the Corporate Secretary, Delek US Holdings, Inc., 310 Seven Springs Way, Suite 500, Brentwood, Tennessee 37027.

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

5 |

Glossary of Terms

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

6 |

Summary of Risk Factors
Summary of Risk Factors
An investment in us involves a high degree of risk. Numerous factors, including those discussed below in Item 1A. Risk Factors, may limit our ability to successfully execute our business and growth strategies. You should carefully consider all of the information set forth and incorporated by reference in this Annual Report in deciding whether to invest in the Company. Among these important risks are the following:
•Developments which impact the global oil markets have had, may continue to have, or may have an adverse impact on our business, our future results of operations and our overall financial performance.
•A regional or global disease outbreak could have a material adverse effect on our business, financial condition, results of operation and liquidity.
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
•Competition in the refining and logistics industry is intense, and an increase in competition in the markets in which we sell our products could adversely affect our earnings and profitability.
•Our retail segment is subject to loss of market share or pressure to reduce prices in order to compete effectively with a changing group of competitors in a fragmented retail industry.
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
•Legislative and regulatory measures to address climate change and greenhouse gas ("GHG") emissions could increase our operating costs or decrease demand for our refined products.
•Increasing attention to environmental, social and governance matters may impact our business, financial results, cost of capital, or stock price.
•We are particularly vulnerable to disruptions to our refining operations because our refining operations are concentrated in four facilities.
•The physical effects of climate change and severe weather present risks to our operations.
•Our operations are subject to business interruptions and casualty losses. Failure to manage risks associated with business interruptions and casualty losses could adversely impact our operations, financial condition, results of operations and cash flows.
•There are certain environmental hazards and risks inherent in our operations that could adversely affect those operations and our financial results.
•The costs, scope, timelines and benefits of our refining projects may deviate significantly from our original plans and estimates.
•We depend upon our logistics segment for a substantial portion of the crude oil supply and refined product distribution networks that serve our Tyler, Texas, Big Spring, Texas, and El Dorado, Arkansas refineries.
•Interruptions or limitations in the supply and delivery of crude oil, or the supply and distribution of refined products, may negatively affect our refining operations and inhibit the growth of our refining operations.
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
•We may be adversely affected by the effects of inflation.
•Disruption of our supply chain could adversely impact our ability to refine, manufacture, transport and sell our products.
•Our business could be adversely impacted as a result of our failure to retain or attract key talent.
•We have capital needs to finance our crude oil and refined products inventory for which our internally generated cash flows or other sources of liquidity may not be adequate.
•If there is negative publicity concerning our brand names or the brand names of our suppliers, fuel and merchandise sales in our retail segment may suffer.
•Wholesale cost increases, vendor pricing programs and tax increases applicable to tobacco products, as well as campaigns to discourage their use, could adversely impact our results of operations in our retail segment.
•Our insurance policies historically do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.
•Our ongoing study of strategic options to unlock and enhance stockholder value pose additional risks to our business.

7 |

Summary of Risk Factors
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
•Our Tyler refinery currently primarily distributes refined petroleum products via truck or rail. We do not have the ability to distribute these products into markets outside our local market via pipeline.
•An increase in competition, and/or reduction in demand in the markets in which we purchase feedstocks and sell our refined products, could increase our costs and/or lower prices and adversely affect our sales and profitability.
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
•Our business requires us to make significant capital expenditures and to maintain and improve our refineries, logistics assets, and retail locations.
•Our business is subject to complex and evolving laws, regulations and security standards regarding privacy, cybersecurity and data protection. Many of these data protection laws are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or other harm to our business.
•If our cost efficiency measures are not successful, we may become less competitive
•The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.
•Stockholder activism may negatively impact the price of our common stock.
•Future sales of shares of our common stock could depress the price of our common stock, and could result in substantial dilution to our stockholders.
•We depend upon our subsidiaries for cash to meet our obligations and pay any dividends.
•We may be unable to pay future regular dividends in the anticipated amounts and frequency set forth herein.
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
•An impairment of our long-lived assets or goodwill could negatively impact our results of operations and financial condition.

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
The following map outlines the geography of our integrated downstream energy structure as of December 31, 2023:

Refining	Logistics	Retail
302,000 bpd total capacity:	9 light product distribution terminals	250 stores as of December 31, 2023
Tyler, TX	Approximately 2,204 miles of pipeline (1)	Southwest U.S. locations
El Dorado, AR	Approximately 10.0 million barrels of active shell capacity	Primary source of fuel is Big Spring, TX refinery
Big Spring, TX	Approximately 200 MBbl/d of water disposal capacity
Krotz Springs, LA	Approximately 88 MMcf/d of gas processing capacity
WTI primary crude oil supply - 228,000 bpd	Crude oil pipeline joint ventures:
Biodiesel facilities with 40 million gallons total	Red River Pipeline Company LLC
annual capacity:	Caddo Pipeline LLC
Crossett, AR	Andeavor Logistics RIO Pipeline LLC
Cleburne, TX	West Texas wholesale:
New Albany, MS	Sale of refined products through terminals
(1)    Includes approximately 240 miles of leased capacity and 489 miles of gathering system pipeline which is decommissioned.

9 |

Business and Properties

Our Vision
It is vitally important that our strategic objectives, especially in view of the evolutionary direction of our macroeconomic and geopolitical environment, involves a process of continuous evaluation of our business model in terms of cost structure, as well as long-term economic and operational sustainability. We are operating in a mature industry (the production, logistics and marketing of hydrocarbons and hydrocarbon-based refined products), with increasingly difficult operational and regulatory challenges and, likewise, pressure on operating costs/gross margins as well as the availability and cost of capital. More consolidation in our industry is expected from increased cost pressures due in part to the regulatory environment continuing to move towards reducing carbon emissions and transitioning to renewable energy in the long-term, however, we believe we are uniquely positioned as a leader of operating and excelling in niche markets and could continue capitalizing on and growing our integrated business model. In order to compete under historic environmental and regulatory changes, companies in our industry will need to be adaptive, forward-thinking and strategic in their approach to long-term sustainability.
The emphasis on environmental responsibility and long-term economic and environmental sustainability has increased. Demand for additional transparency continues to evolve. As we evaluate our current sustainability and ESG positioning in the market, we also must integrate a broader sustainability view to all of our activities, both operational and strategic. We have developed overarching key objectives that guide us when we formulate our strategic plans.
Key Objectives
Certain fundamental principles are foundational to our long-term strategy and direct us as we develop our strategic objectives. With that in mind, we have identified the following overarching key objectives:
I.    Operational Excellence
II.    Financial Strength and Flexibility
III.    Strategic Initiatives
See further discussion in the 'Executive Summary: Strategic Objectives' Section of Item 7. Management's Discussion and Analysis, of this Annual Report on Form 10-K.
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
In connection with the development of our Key Objectives, we have expanded the scope of our growth and business development strategy to one that is also focused on operational, economic and environmental sustainability, including increased emphasis on sustainable carbon efficiency. As an initial foundational change, this expanded scope includes the implementation of an enhanced screening process for proposed future growth projects to incorporate key considerations regarding their environmental and social impact, including quantitative and qualitative data corresponding to several sustainability criteria, such as GHG emissions, carbon intensity, water usage, electricity usage, waste generation, biodiversity impact, and impact on indigenous peoples, among other environmental conscious considerations. This type of data provides management with a more thorough understanding of a project’s potential environmental and social impacts to better make investment decisions that are aligned with our long-term sustainability view. As we move into the future and begin to execute on new growth transactions under the sustainability framework, this data will enable us not only to more closely track the impact we have on both the communities in which we operate and the environment at large, but also to realize the exponential impact of sustainable growth on the long-term value to our stakeholders.

10 |

Business and Properties
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
July 2019
Acquired a 15% membership interest in Wink to Webster Pipeline ("WWP") Joint Venture (which was subsequently converted to an indirect interest via the formation of and contribution to the WWP Project Financing Joint Venture); the WWP JV ramped up operations in 2022 with the completion of long-haul pipeline segments and brings committed volumes that are expected to position the JV for appreciable returns.
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
(1)Includes amounts paid through the date of this Annual Report on Form 10-K. The WWP Project Financing Joint Venture "purchase price" includes our total capital invested to date, which reflects the required capital calls to date under our indirect 15% WWP Joint Venture interest totaling $336.4 million, the majority of which have been financed within the WWP Project Financing Joint Venture. See further discussion in the Notes to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

See further discussion regarding our specific 'Strategic Overview' in the 'Executive Summary' section as well as relevant discussion in our 'Liquidity and Capital Resources' section located in Item 7. Management's Discussion and Analysis, of this Annual Report on Form 10-K. Additionally, see further discussion in Note 3 and Note 6, respectively, of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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

Refining Segment
Overview
We own and operate four independent refineries located in Tyler, Texas (the "Tyler refinery"), El Dorado, Arkansas (the "El Dorado refinery"), Big Spring, Texas (the "Big Spring refinery") and Krotz Springs, Louisiana (the "Krotz Spring refinery"), currently representing a combined 302,000 bpd of crude throughput capacity. Our refining system produces a variety of petroleum-based products used in transportation and industrial markets, which are sold to a wide range of customers located principally in inland, domestic markets and which comply with current EPA clean fuels standards. All four of these refineries are located in the Gulf Coast Region (PADD III), which is one of the five PADD regional zones established by the U.S. Department of Energy where refined products are produced and sold. Refined product prices generally differ among each of the five PADDs.
Our refining segment also includes three biodiesel facilities we own and operate that are engaged in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi. Our biodiesel facilities have 40 million gallons of annual capacity. In addition, the refining segment also includes our wholesale crude operations.
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

11 |

Business and Properties
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

12 |

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
The chart below sets forth information concerning the throughput at the Tyler refinery for the years ended December 31, 2023, 2022 and 2021:

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
The chart below sets forth information concerning the Tyler refinery's production slate for the years ended December 31, 2023, 2022 and 2021:

The Tyler refinery is currently the only major distributor of a full range of refined petroleum products within a radius of approximately 100 miles of its location. The vast majority of our transportation fuels and other products produced at the Tyler refinery supply the local market in the East Texas area and are sold directly from a refined products terminal owned by Delek Logistics and located at the refinery. We believe this allows our customers to benefit from lower transportation costs compared to alternative sources. Our customers include major oil companies, independent refiners and marketers, jobbers, distributors in the U.S. and Mexico, utility and transportation companies, the U.S. government and independent retail fuel operators.
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
The chart below sets forth information concerning the throughput at the El Dorado refinery for the years ended December 31, 2023, 2022 and 2021:

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
The chart below sets forth information concerning the El Dorado refinery's production slate for the years ended December 31, 2023, 2022 and 2021:

14 |

Business and Properties
Products manufactured at the El Dorado refinery supply a combination of pipeline bulk sales and wholesale rack sales sold to wholesalers and retailers through spot sales, commercial sales contracts and exchange agreements in markets in Arkansas, Memphis, Tennessee and north into the Ohio River Valley region as well as in Mexico. The El Dorado refinery connection via the logistics segment to the Enterprise Pipeline System is a key means of product distribution for the refinery, because it provides access to third-party terminals in multiple Mid-Continent markets located adjacent to the system, including Shreveport, Louisiana, North Little Rock, Arkansas, Memphis, Tennessee, Cape Girardeau, Missouri and Princeton, Indiana. The El Dorado refinery also supplies products to these markets through product exchanges on the Colonial Pipeline.
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
In 2024, we were selected by the Department of Energy's ("DOE") Office of Clean Energy Demonstrations to negotiate a cost-sharing agreement in support of a carbon capture pilot project at the Big Spring refinery. The DOE Carbon Capture Large-Scale Pilot Project program provides 70% cost-share for up to $95 million of federal funding to support project development. The project will deploy carbon capture technology at the Big Spring refinery's FCC unit, while maintaining existing production capabilities and turnaround schedule. Expectations for the project are to capture 145,000 metric tons of carbon dioxide per year, as well as reduce health-harming pollutants, such as sulfur oxide and particulate matter. Carbon dioxide is expected to be transported by existing pipelines for permanent storage or utilization.
Major processes at our Big Spring refinery include crude distillation, vacuum distillation, naphtha reforming, naphtha and diesel hydrotreating, aromatic extraction, propane de-asphalting, fluid catalytic cracking, and alkylation. The Big Spring refinery has a Complexity Index of 10.5.
The chart below sets forth throughput composition at the Big Spring refinery for the years ended December 31, 2023, 2022 and 2021:

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

15 |

Business and Properties
The chart below sets forth information concerning the Big Spring refinery's production slate for the years ended December 31, 2023, 2022 and 2021:

Our Big Spring refinery sells products in both the wholesale rack and bulk markets. We sell motor fuels under both the Alon brand and on an unbranded basis through various terminals to supply numerous locations, including the convenience stores in Delek's retail segment in Central and West Texas and New Mexico. We sell transportation fuel production in excess of our branded and unbranded marketing needs through bulk sales and exchange channels entered into with various oil companies and trading companies which are transported through a product pipeline network or truck deliveries, depending on location, and through terminals located in Texas (Abilene, Wichita Falls, El Paso), Arizona (Tucson, Phoenix), and New Mexico (Albuquerque, Moriarty).
For our Big Spring refinery, we compare our per barrel refined product margin to the Gulf Coast 3-2-1 crack spread, which is the approximate refined product margin resulting from processing one barrel of crude oil into two-thirds barrel of gasoline and one-third barrel of ultra-low sulfur diesel. Our Big Spring refinery is capable of processing substantial volumes of both sour crude oil or sweet crude oil, which we optimize based on price differentials. We measure the cost advantage of refining sour crude oil by calculating the difference between the price of WTI Cushing crude oil and the price of WTS, a medium, sour crude oil, taking into account differences in production yield. We refer to this differential as the WTI Cushing/WTS, or sweet/sour, spread. A widening of the sweet/sour spread can favorably influence the operating margin for our Big Spring refinery. The WTI Cushing less WTI Midland spread represents the differential between the average per barrel price of WTI Cushing crude oil and the average per barrel price of WTI Midland crude oil.

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

16 |

Business and Properties
The chart below sets forth information concerning the throughput at the Krotz Springs refinery for the years ended December 31, 2023, 2022 and 2021:

The Krotz Springs refinery produces CBOB 84 grade gasoline as well as HSD, light cycle oil, jet fuel, petrochemical feedstocks, LPG, slurry oil and alkylate. The Krotz Springs refinery produces low-sulfur gasoline, pursuant to the current EPA clean fuels standards.
The chart below sets forth information concerning the Krotz Springs refinery's production slate for the years ended December 31, 2023, 2022 and 2021:

The Krotz Springs refinery markets transportation fuel substantially through pipeline and barge bulk sales, exchange channels and wholesale rack sales. These bulk sales, exchange arrangements and wholesale rack sales are entered into with various oil companies and trading companies and are transported to markets on the Mississippi River and the Atchafalaya River as well as to terminals along the Colonial Pipeline system in the southeastern United States.
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

17 |

Business and Properties

Logistics Segment
Overview
Our logistics segment consists of Delek Logistics, a publicly-traded master limited partnership, and its subsidiaries. Our consolidated financial statements include its consolidated financial results. As of December 31, 2023, we owned a 78.7% limited partner interest in Delek Logistics, consisting of 34,311,278 common limited partner units, and the non-economic general partner interest. Delek Logistics is a variable interest entity as defined under U.S. generally accepted accounting principles ("GAAP"). Intercompany transactions with Delek Logistics and its subsidiaries are eliminated in our consolidated financial statements.

Our logistics segment generates revenue by charging fees for gathering, transporting, offloading and storing crude oil and natural gas; for storing intermediate products and feedstocks; for marketing, distributing, transporting and storing refined products; and disposing and recycling water. A majority of Logistics' existing assets are both integral to and dependent on the successful operation of Refining's assets, as our logistics segment gathers, transports and stores crude oil, and markets, distributes, transports and stores refined products in select regions of the southeastern United States and East Texas primarily in support of the Tyler and El Dorado refineries, and in Central and West Texas and New Mexico, primarily in support of the Big Spring refinery. All intercompany transactions are eliminated in consolidation. In addition, the logistics segment also provides crude oil, intermediate and refined products transportation services for, terminalling and marketing services to, and disposing and recycling water to, third parties primarily in Texas, the Delaware Basin in New Mexico, Tennessee and Arkansas.

18 |

Business and Properties
The following provides an overview of our logistics segment assets and operations:

BIG SPRING GATHERING SYSTEM
Big Spring
Midland
CUSHING OPTIONALITY: 100,000 BPD
NASHVILLE
BRENTWOOD
CUSHING
WOODFORD BASIN
MEMPHIS
LITTLE ROCK
ALBUQUERQUE
PERMIAN BASIN
WICHITA FALLS
LUBBOCK
RED RIVER
EL DORADO
SALA GATHERING SYSTEM
Magnolia
El Dorado
AR
LA
BIG SPRING
DALLAS
CADDO
RIO
EL PASO
WEST TEXAS GULF
WINK TO WEBSTER
TYLER
SAN ANGELO
PALINE
ST JAMES
KROTZ SPRINGS
AMDEL
NEW ORLEANS
BEAUMONT
FREEPORT
DELAWARE GATHERING SYSTEM
EAGLE FORD BASIN
EAST TEXAS LOGISTICS SYSTEM
Greenville
Mt. Pleasant
Big Sandy
CADDO
Longview
Kilgore
Henderson

- DELEK REFINERIES
- DELEK ASPHALT TERMINAL
- DELEK RENEWABLES
- RETAIL CITES
- DELEK CRUDE PIPELINE
- DKL PRODUCT TERMINAL
- DKL PRODUCT TANK FARM
- DKL CRUDE TANK FARM
- DKL PRODUCT PIPELINE
- DKL CRUDE PIPELINE
- DKL NATURAL GAS PLANT
- DKL NATURAL GAS PIPELINE
- DKL WATER PIPELINE
- DKL SWD
- DKL JOINT VENTURE CRUDE PIPELINE
- THIRD-PARTY PRODUCT PIPELINE
- THIRD-PARTY PRODUCT TERMINAL
- LONGVIEW, TEXAS
- CORPORATE HEADQUARTERS

19 |

Business and Properties
The logistics segment network includes the following locations/properties:

Terminal Locations	Pipelines (owned or leased)	Storage Tanks Locations
Tennessee	Louisiana and Arkansas	Tennessee
Nashville	SALA Gathering System	Nashville
Memphis	El Dorado Pipeline System	Memphis
Texas	Magnolia Pipeline System	Arkansas
Tyler	Texas	North Little Rock
Big Sandy	Paline Pipeline System	El Dorado
San Angelo	McMurrey Pipeline System	Texas
Abilene	Nettleton Pipeline	Tyler
Mount Pleasant	Tyler-Big Sandy Product Pipeline	Big Sandy
Arkansas	Big Spring Pipeline (and adjacent pipelines)	Big Spring
North Little Rock	Midland Gathering System	San Angelo
El Dorado	New Mexico	Abilene
	Delaware Gathering System	Mount Pleasant

All of the above properties/assets are located on real property owned by Delek. Additionally, all of the pipeline systems set forth above run across fee owned land, leased land, easements and rights-of-way. The logistics segment also owns a fleet of trucks and trailers used to transport crude oil, asphalt and other hydrocarbon products.

Logistics Segment - Wholesale Marketing and Terminalling
The logistics segment's wholesale marketing and terminalling business provides wholesale marketing and terminalling services to the refining segment and to independent third parties from whom it receives fees for marketing, transporting, storing and terminalling refined products and to whom it wholesale markets refined products. It generates revenue by (i) providing marketing services for the refined products output of the Tyler and Big Spring refineries, (ii) engaging in wholesale activity in West Texas at owned terminals in Abilene and San Angelo, Texas, as well as at terminals owned by third parties, whereby it purchases light products for sale and exchange to third parties and (iii) providing terminalling services to independent third parties and the refining segment. Three terminals, located in El Dorado, Arkansas, Memphis, Tennessee and North Little Rock, Arkansas, throughput refined product produced at the El Dorado refinery. Three terminals, located in Tyler, Big Sandy and Mount Pleasant Texas, throughput refined product produced at the Tyler refinery.
Logistics Segment - Gathering and Processing
The logistics segment's gathering and processing business owns or leases capacity on approximately 398 miles of operable crude oil transportation pipelines, approximately 406 miles of refined product pipelines, an approximately 1,400-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 10.0 million barrels of active shell capacity. In addition, these assets include 88 million cubic feet ("MMcf") per day ("MMcf/d") of cryogenic natural gas processing capacity and 200 MBbl/d of water disposal capacity in the Delaware basin. These assets are primarily divided into the following operating systems:
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
•the Memphis Pipeline;
•the Big Spring Pipeline;
•Midland Gathering Assets, which is a crude oil gathering system located in Howard, Borden and Martin Counties, Texas (the "Midland Gathering Assets", previously referred to as the Permian Gathering Assets); and
•Delaware Gathering Assets, which includes a crude oil gathering system located in Lea County New Mexico, 120 miles of gas gathering pipelines with 150 MMcf/d of pipeline capacity, and 170 miles of water gathering pipelines with 220 MBbl/d of pipeline capacity.

20 |

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
•the El Dorado Rail Offloading Racks;
•the Greenville Storage Facility;
•Tyler Crude Tank;
•Big Spring Truck Unloading Station; and
•Big Spring Tanks.
In addition to these operating systems, the transportation segment owns or leases approximately 199 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.
Logistics Segment - Joint Ventures
The logistics segment owns a portion of three joint ventures (accounted for as equity method investments) that have logistics assets, which serve third parties and the refining segment. These joint ventures are strategic investments in pipelines/pipeline systems which service various areas including the Permian Basin. These assets include the following:

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

Logistics Segment Supply Agreement
As of January 1, 2018, Delek Logistics purchased products from Delek and third parties at our Abilene and San Angelo terminals. To facilitate these purchases, Delek Logistics constructed a pipeline into our Abilene Terminal to receive product from the pipeline owned by Holly Energy Partners, L.P. (NYSE: HEP) through which Delek shipped product that was produced at the Big Spring refinery. Delek Logistics completed construction of a connection to the Magellan Midstream Partners, L.P. ("Magellan") pipeline that allows Magellan to supply our Abilene and San Angelo terminals with product transported from the Gulf Coast. Delek Logistics also has active connections to the Magellan Orion Pipeline that enable us to ship product to our terminals and to acquire product from other shippers. Products purchased from Delek are generally based on daily market prices at the time of purchase limiting exposure to fluctuating prices. Products purchased from third parties are generally based on market prices at the time of purchase requiring price hedging risk management activities between the time of purchase and sale. Existing price risk hedging programs have been adjusted to correspond to the volume of product purchased from third parties.
Logistics Segment Operating Agreements With Delek
Delek Logistics has a number of long-term, fee-based commercial agreements with Delek and its subsidiaries that, among other things, establish fees for certain administrative and operational services provided by Delek and its subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial agreements for Delek Logistics to provide certain pipeline transportation, terminal throughput, finished product marketing and storage services to Delek. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek. In the case of the marketing agreement with Delek, the initial term has been extended through 2026. Each of these agreements requires Delek or a Delek subsidiary to pay for certain minimum volume commitments ("MVCs") or certain minimum storage capacities. Delek Logistics also entered into an agreement to manage the construction of the 250-mile gathering system in the Permian Basin connecting to our Big Spring, Texas terminal and to operate the gathering system as it is completed. The majority of the gathering system has been constructed, however, additional costs pertaining to a pipeline connection continue to be incurred and are still subject to the terms of the agreement. That agreement extends through December 2024.
Logistics Segment Customers
In addition to certain of our subsidiaries, our logistics segment has various types of customers, including major oil companies, independent refiners and marketers, jobbers, distributors, utility and transportation companies and independent retail fuel operators.

21 |

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
Logistics Segment Competition
Our logistics segment faces competition for the transportation and storage of crude oil and refined product from other pipeline owners whose pipelines and storage facilities (i) may have a location advantage over our pipelines offtake or storage facilities, (ii) may be able to transport or store more desirable crude oil or refined products, (iii) may be able to transport or store crude oil or refined product at a lower tariff or (iv) may be able to store more crude oil or refined product. In addition, the wholesale marketing and terminalling business in general is also very competitive. Our owned refined product terminals, as well as the other third-party terminals we use to sell refined products, compete with other independent terminal operators as well as integrated oil companies on the basis of terminal location, price, versatility and services provided. The costs associated with transporting products from a loading terminal to end users limit the geographic size of the market that can be competitively served by any terminal.

Retail Segment
Overview
Delek's retail segment includes the operations of owned and leased convenience store sites as described below:

Retail Segment Properties/Locations
Number of Stores (owned and leased) (1)	250
Number of Leased Locations (1)	112
Minimum Lease Payments Due 2024 (in millions) (1)	$6.2
Fuel Offerings	Various grades of gasoline and diesel under the DK or Alon brand names
Merchandise Offerings	Food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public
Convenience Store Branding (2)	Delek (under "DK") and Alon branding as we completed the re-branding of previously existing 7-Eleven locations
Locations	Primarily West Texas and New Mexico
(1) As of December 31, 2023.
(2)    In November 2018, we terminated a license agreement with 7-Eleven, Inc. to remove its branding on a store-by-store basis by December 31, 2023. See further discussion below.

We believe that we have established a strong market presence in the major retail markets in which we operate. Our retail strategy employs localized marketing tactics that account for the unique demographic characteristics of each region that we serve. We introduce customized product offerings and promotional strategies to address the unique tastes and preferences of our customers on a market-by-market basis. In some locations, we have implemented the option of a cashless check-out system. Furthermore, we are actively implementing strategic initiatives to optimize our performance across our retail stores and reduce our reliance on external brand recognition, while developing and optimizing the use of our own brands and evaluating retail opportunities in current and emerging geographic and strategic markets. As a result of these efforts, in November 2018, we terminated a license agreement with 7-Eleven, Inc. and removed all 7-Eleven branding on a store-by-store basis by December 31, 2023.
Fuel Operations
For the year ended December 31, 2023 fuel revenues were 64.2% of total net sales for our retail segment. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to recent published commodity pricing information.
Merchandise Operations
For the year ended December 31, 2023, our merchandise revenues were 35.8% of total net sales for our retail segment.

22 |

Business and Properties
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

Joint Ventures
Corporate and other includes two joint ventures (accounted for as equity method investments) that have asphalt and logistics assets, which serve third parties and the refining segment. These assets include the following:

JV Name	Ownership Interest	Description
WWP	15%
WWP Joint Venture (which was subsequently converted to an indirect interest via the formation of and contribution to the WWP Project Financing Joint Venture; crude oil pipeline system from Wink, Texas to Webster, Texas along with certain pipelines from Webster, Texas to other destinations in the Texas Gulf Coast .

Asphalt Terminal	50%	Joint venture that owns asphalt terminals located in the southwestern region of the U.S.

23 |

Business and Properties
ESG-Related Matters
Board of Directors Oversight
The strategy and direction of our business begins with our Board of Directors. The Board of Directors is committed to developing and implementing Delek’s ESG-related goals, and taking an active role in overseeing management’s efforts. To assist in these efforts, the Board of Directors has delegated a number of sustainability-related responsibilities to its standing committees while retaining overall responsibility for the oversight of Delek's ESG activities.

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
In addition, the Joint Risk Committee, which consists of our Chief Executive Officer, Chief Financial Officer, Chief Commercial Officer and General Counsel, acts as the executive sponsors and overseers of our Enterprise Risk Management framework ("ERM") and reports quarterly to the Board of Directors. Moreover, Delek implemented three standing subcommittees underneath the Joint Risk Committee: the Systems Risk Management Subcommittee, the Financial Markets Risk Subcommittee, and the Sustainable Operations Team, which was established in the beginning of 2022. Specifically, the Sustainable Operations Team, led by our Executive Vice President of Operations, is composed of experts and leaders across our business functions, including our executives responsible for Refining and Human Resources, as well as our General Counsel. To ensure continued progress, the Sustainable Operations Team meets quarterly to assess, manage and oversee relevant risks, including those related to safety, the workforce and decarbonization.

24 |

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
Any failure to comply with these laws and permits may raise potential exposure to future claims and lawsuits involving environmental and safety matters, which could include soil, surface water and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of, transported, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements and permitting requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters with us and federal and state authorities, including receipt of and responses to notices of violations, citations and other enforcement actions, some of which have resulted, or may result in, changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations of existing laws and regulations. Capital investments in 2024 and 2025 related to compliance with environmental, health and safety regulations are not expected to have a material adverse effect on our results of operations. These estimates do not include amounts related to capital investments that management has deemed to be strategic investments. These amounts could materially change as a result of governmental and regulatory actions.

25 |

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
As of December 31, 2023, we have recorded an environmental liability of approximately $113.9 million, primarily related to the estimated probable costs of remediating, or otherwise addressing, certain environmental issues of a non-capital nature at the Tyler, El Dorado, Big Spring and Krotz Springs refineries as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the refineries and terminals prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. Approximately $3.0 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in additional remediation liabilities.
Our operations are subject to certain requirements of the Federal Clean Air Act (“CAA”), as well as related state and local laws and regulations governing air emission. Certain CAA regulatory programs applicable to our refineries, terminals and other operations require capital expenditures for the installation of air pollution control devices, operational procedures to minimize emissions and monitoring and reporting of emissions. A consent decree was entered in the U. S. District Court for the Northern District of Texas in June 2019 resolving alleged historical violations of the CAA at our Big Spring refinery. In addition to a civil penalty of $0.5 million that we paid in June 2019, the Company will be required to expend capital for pollution control equipment that may be significant over the next 5 years. There are no more capital obligations required after 2028.
The EPA has also proposed revisions the NAAQS for particulate matter with a nominal mean aerodynamic diameter of 2.5 micrometers or less (PM 2.5). Delek is monitoring progress of the proposed revisions. Due to uncertainty with the proposal, it is not possible to estimate if there will be any material impact to Delek as a result of the proposal.
In December 2020, the EPA designated a portion of Howard County, Texas surrounding the Delek Big Spring refinery and a neighboring carbon black plant as non-attainment for the sulfur dioxide (SO2) 1-hour primary NAAQS of 75 ppb. The Texas Commission on Environmental Quality ("TCEQ") must take steps to control SO2 emissions from industrial facilities in the non-attainment area to bring the area into compliance with the SO2 NAAQS by 2025. In October 2022, the TCEQ submitted a State Implementation Plan ("SIP") to the EPA which demonstrates how they will meet the SO2 standard by 2025. The SIP does include reduced SO2 emission limitations for the Big Spring Refinery. The reduced emission limits are not expected to result in a material adverse effect on our business, financial condition or results of operations. Additionally, non-attainment areas are subject to Nonattainment New Source Review ("NNSR") which is a permitting program for industrial facilities to ensure that new and modified sources of SO2 emissions do not impede progress toward cleaner air. Delek does not anticipate that SO2 NNSR will significantly impact the Big Spring refinery.
The EPA’s RFS-2 requires that all refiners remit environmental credits, called RINs, which may be generated by blending renewable fuels into the fuel products they produce, or else purchasing RINs on the market, and that such RINs shall be used to satisfy the related renewable volume obligation ("RVO"). Each of our refineries is an obligated party under RFS-2. To the extent that any of our refineries is unable to blend renewable fuels to generate sufficient RINs ("RINs Obligation"), it must purchase RINs to satisfy its annual requirement. Based on our current operating structure, we are unable to blend sufficient quantities of ethanol and biodiesel to meet our RINs Obligation and have to purchase RINs. In June 2022, the EPA finalized volumes for compliance years 2020, 2021 and 2022 under the RFS program, announced supplemental volume obligations for compliance years 2022 and 2023 and established new provisions of the RFS which addressed bio-intermediates. Additionally, the EPA denied the petitions for small refinery exemptions for prior period compliance years. In June 2023, the EPA published the final volume obligations for the years 2023-2025.
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

26 |

Business and Properties
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
Human Capital Management
As of December 31, 2023, we had 3,591 employees, 15.1% of which (approximately 542 employees) were subject to a collective bargaining agreement. We recognize that the key to a successful future for Delek depends on the success of our employees, which we have estimated to be comprised of approximately 66.0% who identify as male and 34.0% who identify as female, and where we estimate that approximately 24.0% identify as Hispanic or Latino. In addition, we estimate that approximately 19.0% of management roles were held by those who identify as women in 2023. We are targeting a 1.0% increase in the number of diverse employees, at all levels, throughout the company. We are committed to providing a safe and healthy working environment for our employees and have adopted a number of policies and programs to support and advance our human capital resources as discussed below.
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

27 |

Business and Properties
LGBTQ, Delek Black Employee Network, and Delek Hispanic Heritage. We also focused on inclusion awareness with a company wide training for all associates on the ABC’s of LGBTQ.
We provide an Executive Leadership Mentor Program that gives access to executive-level mentorship for ethnically and culturally diverse employees. This program provides diverse Delek employees with a mentor from executive leadership, fostering their opportunities for growth at Delek. It also improves our business by expanding options for executive succession planning. Additionally, our Talent Acquisition Strategy identifies colleges and universities with a high percentage of minority students focusing on education programs that match our required hiring qualifications to build influential relationships and recruit more diverse talent. In 2022, we built great relationships with two historically black colleges and universities, University of Arkansas of Pine Bluff, and Prairie View A&M of Texas. We also have established a relationship with a female-focused university, Texas Woman's University, which will yield great diverse top talent in the future. Lastly, our commitment includes transparency. We publicly disclose our EEO-1 Component 1 report, which is a mandatory non-public annual report required by the Equal Employment Opportunity Commission and which captures demographic workforce data, including data by race/ethnicity, sex and job categories.
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

28 |

Business and Properties
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
Information Technology
In 2023, Delek made continuous advancements in key areas of information technology ("IT"), focusing on infrastructure, security, and enterprise applications. Efforts were directed towards enhancing business continuity, aiming to reduce recovery time objectives and recovery point objectives. To streamline strategic and operational alignment, the Chief Technology and Data Officer/Chief Information Officer oversees IT, operational technology ("OT"), cybersecurity, innovation, and data analytics. Concurrently, actions were taken to simplify systems, anticipating positive impacts on growth, optimal utilization of IT and OT investments, and overall cybersecurity enhancements.
A significant achievement involved the successful replacement of legacy enterprise resource planning applications with a unified instance of SAP S/4HANA. This move aligns with the enterprise information management and master data governance vision, targeting increased efficiency, security, and advancements in data analytics. Capitalizing on retail expertise, Delek improved data assurance and compliance with payment card industry standards. The incorporation of new functionalities supports enhanced store performance reporting and the integration of advanced retail technologies.
Progress was made in consolidating and transitioning towards a uniform, scalable security architecture. We continued to fortify cybersecurity across IT, OT, and Industrial control system network environments. Acknowledging the human element as a potential vulnerability, mandatory training programs for employees were intensified in both frequency and sophistication. Monthly reviews of global cybersecurity incidents are now integral to ensure robust mitigation measures against potential threats. Notably, Delek has maintained a clean cybersecurity record over the last three years, without any significant breaches, net expenses, penalties, or settlements. The ongoing commitment involves consistent evaluation and enhancement of the confidentiality, integrity, and availability of information and technology assets.
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
Risks Relating to Our Industries
Developments which impact the global oil markets have had, may continue to have, or may have an adverse impact on our business, our future results of operations and our overall financial performance.
While our operations are focused primarily in the Gulf Coast Region (PADD III), our business is impacted by events and developments that impact the global markets for oil and other energy products. Any regional or global event or development that destabilizes worldwide economic and commercial activity, financial markets, or the demand for and prices of oil and gas products could materially adversely affect our business and operations. In recent years, the outbreak of COVID-19 and its development into a pandemic in early 2020 (the "COVID-19 Pandemic" or the "Pandemic"), the war between Russia and Ukraine ("the Russia-Ukraine War"), Organization of Petroleum Exporting Countries ("OPEC")-Russia relationship, and the conflict between Israel and Hamas have been sources of uncertainty in the global oil markets, substantial global supply chain issues, and significant disruptions in the labor market.
Global economic growth drives demand for energy from all sources, including fossil fuels. Should the U.S. or global economies experience weakness, demand for energy may decline. Should growth in global energy production outstrip demand, excess supplies may arise. Declines in demand and excess supplies may result in accompanying declines in commodity prices and deterioration of our financial position along with our ability to operate profitably and our ability to obtain financing to support operations. Conversely, should demand for energy outstrip global supply, commodity prices are likely to rise. With respect to our business, we have experienced periodic declines in demand thought to be associated with slowing economic growth in certain markets, including the effects of the COVID-19 Pandemic, coupled with new oil and gas supplies coming on line and other circumstances beyond our control that resulted in oil and gas supply exceeding global demand which, in turn, resulted in steep declines in prices of oil and natural gas. At times, we have also experienced declines in the supply of inputs thought to be associated with supply chain issues and disruptions in the labor market. There can be no assurance as to how long such uncertainty will persist or that a recurrence of price weakness will not arise in the future.
The ultimate extent of the impact of volatile conditions in the oil and gas industry on our business, financial condition, results of operation and liquidity will depend largely on future developments which are outside of our control, including the extent and duration of any price reductions, any additional decisions by OPEC and disputes between the members of OPEC+. Furthermore, developments in the global oil markets may also have the effect of heightening many of the other risks described below.
A regional or global disease outbreak could have a material adverse effect on our business, financial condition, results of operation and liquidity.
Like the COVID-19 Pandemic, a regional or global disease outbreak could result in financial and operational impacts that have a material adverse effect on our business, financial condition, results of operation and liquidity.
Any regional or global disease outbreak may result in modifications to our business practices, including limiting employee and contractor presence at certain work locations, limiting travel and reducing capital expenditures. We may take further actions as required by government authorities or that we determine are in the best interests of our employees, contractors, customers, suppliers and communities. However, there is no assurance that such measures will be sufficient to mitigate the risks posed by any outbreak, and our ability to successfully execute our business operations could be adversely impacted. In addition, a regional or global disease outbreak could result in additional impairments of long-lived or indefinite-lived assets, including goodwill, at some point in the future. Such impairment charges could be material.
It is difficult to predict how significant the impact of any regional or global disease outbreak and any responses to such events will be on the U.S. and global economies and our business or for how long disruptions are likely to continue. The extent of such impact will depend on future developments and factors outside of our control, including new information which may emerge concerning the severity or duration of such disease, the evolving governmental and private sector actions to contain the pandemic or treat its health, economic, and other impacts, and the timing and effectiveness of the ongoing rollout of currently available vaccines.
To the extent any regional or global disease outbreak impacts our business or the global markets for our products, it could have a material adverse affect on our business, financial condition, results of operation and liquidity.

30 |

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
•changes in global and local economic conditions;
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

31 |

Risk Factors
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
Our industry is subject to extensive laws, regulations, permits and other requirements including, but not limited to, those relating to the environment, fuel composition, safety, transportation, pipeline tariffs, employment, labor, immigration, minimum wages, overtime pay, health care benefits, working conditions, public accessibility, retail fuel pricing, the sale of alcohol and tobacco and other requirements. These permits, laws and regulations are enforced by federal agencies including the EPA, DOT, PHMSA, FMCSA, Federal Railroad Administration ("FRA"), OSHA, National Labor Relations Board, Equal Employment Opportunity Commission ("EEOC"), Federal Trade Commission ("FTC") and the FERC, and numerous other state and federal agencies. We anticipate that compliance with environmental, health and safety regulations could require us to spend significant amounts in capital costs during the next five years. These estimates do not include amounts related to capital investments that management has deemed to be strategic investments. These amounts could materially change as a result of governmental and regulatory actions.
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
Risks Related to Regulation of Hazardous Waste
We generate wastes that may be subject to RCRA and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of managing, transporting, recycling and disposing of hazardous and certain non-hazardous wastes. Our refineries are large quantity generators of hazardous waste and require hazardous waste permits issued by the EPA or state agencies. Additionally, certain of our other facilities, such as terminals and biodiesel plants, generate lesser quantities of hazardous wastes.
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

32 |

Risk Factors
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
Risks Related to Air Emissions Regulations
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
A consent decree was entered in the U.S. District Court for the Northern District of Texas in June 2019 resolving alleged historical violations of the CAA at our Big Spring refinery. In addition to a civil penalty of $0.5 million that we paid in June 2019, we will be required to expend capital for pollution control equipment that may be significant over the next 5 years. According to the EPA, approximately 95% of the nation's refining capacity has entered into "global" settlements under the EPA National Refinery Initiative.
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
In late 2015, the EPA finalized additional rules regulating refinery air emissions from a variety of sources (such as cokers, flares, tanks and other process units) through additional New Source Performance Standard and National Emission Standards for Hazardous Air Pollutants and changing the way emissions from startup, shutdown and malfunction operations are regulated (the "Refinery Risk and Technology Review Rules" or “RTR”). The RTR rule also requires that we monitor property line benzene concentrations at our refineries, and report those concentrations quarterly to the EPA, which will make the results available to the public. Even though the concentrations are not expected to exceed regulatory or health-based standards, we have experienced some time periods above the action level, and have taken the corrective actions required by the RTR for those time periods. The availability of such data may increase the likelihood of lawsuits against our refineries by the local public or organized public interest groups.
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
Risks Related to Water Emissions Regulations
Our operations are also subject to the CWA, the OPA-90 and comparable state and local requirements regulating emissions into waterways, groundwater and wetlands. With respect to wetlands, the U.S. Supreme Court’s 2023 decision in Sackett v. Environmental Protection Agency narrowed federal jurisdiction over wetlands under the CWA, which could reduce the level of regulation of our activities under the CWA. However, it is expected that further clarifications and changes may arise through implementing federal regulations, additional litigation over application of the Court’s decision, and/or state laws and regulations. As a result of this uncertainty, we could face increased or unexpected operating costs or other impediments that could alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Transportation Regulations
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

33 |

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
Risks Related to Workplace Safety Regulations
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

34 |

Risk Factors
Increased supply of and demand for alternative transportation fuels, increased fuel economy standards and increased use of alternative means of transportation could lead to a decrease in transportation fuel prices and/or a reduction in demand for petroleum-based transportation fuels.
As regulatory initiatives have required an increase in the consumption of renewable transportation fuels, such as ethanol and biodiesel, consumer acceptance of electric, hybrid and other alternative vehicles is increasing. Increased use of renewable fuels and alternative vehicles may result in a decrease in demand for petroleum-based transportation fuels. Increased use of renewable fuels may also result in an increase in transportation fuel supply relative to decreased demand and a corresponding decrease in margins. A significant decrease in transportation fuel margins or demand for petroleum-based transportation fuels could have an adverse impact on our financial results. As described above, RFS-2 required replacement of increasing amounts of petroleum-based transportation fuels with biofuels through 2022. RFS-2 and widespread use of E-15 or E-85 could cause decreased crude runs and materially affect our profitability, unless fuel demand rises at a comparable rate or other outlets are found for the displaced petroleum products.
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

35 |

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
Acts of sabotage or terrorist attacks (including cyber-attacks), threats of war, armed conflict, or war, as well as events occurring in response to or in connection with them, including political instability in significant oil producing regions such as the Middle East, Africa, the former Soviet Union and South America, may harm our business or have an adverse impact on our future results of operations and financial condition. This risk, and others dependent on geopolitical factors, may be heightened as a result of ongoing conflicts such as the Russia-Ukraine war and Israel-Hamas war and events occurring in response thereto.
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

36 |

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
There is also increased agency interest in polyfluoroalkyl substances or PFAS. In September 2022, the EPA proposed to designate two PFAS compounds as hazardous substances. If PFAS compounds are designated as hazardous substances, the EPA and states could have the ability to order remediation of those compounds and cost recovery at clean-up sites. The EPA and states could also have the authority to reopen closed sites which are shown to be impacted by these PFAS compounds. This could lead to increased monitoring obligations and potential liability related thereto.
If we are unable to maintain sales of our refined products at a price that reflects such increased costs, there could be a material adverse effect on our business, financial condition and results of operations. GHG regulation, including taxes on the GHG content of fuels, could also impact the consumption of refined products, thereby affecting our refinery operations.
Increasing attention to environmental, social and governance matters may impact our business, financial results, cost of capital, or stock price.
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

37 |

Risk Factors
These activities include increasing attention and demands for action related to climate change, promoting the use of substitutes to fossil fuel products, litigation and encouraging the divestment of companies in the fossil fuel industry. For example, in recent years, private litigation has been increasingly initiated against oil and gas companies by local and state agencies and private parties alleging climate change impacts arising from their operations and seeking damages and equitable relief. We have not had any climate change litigation initiated against us to date and we cannot reasonably predict whether any such litigation will be initiated against us or, if initiated, what the outcome would be. If any such litigation were to be initiated against us, at a minimum, we would incur legal and other expenses to defend such lawsuits, which amounts may be significant. If we failed to prevail in any such litigation and were required to pay significant damages and/or materially alter the manner in which we conduct our business, there could be a material adverse impact on our operations, financial condition or results of operations. The increasing attention given to ESG activities and a shift by consumers to more fuel-efficient or alternative fuel vehicles could reduce demand for our products, reduce our profits, increase the potential for investigations and litigation, impair our brand and have negative impacts on our stock price and access to capital markets. Additionally, increased attention may increase opposition to the development, permitting, construction or operation of our pipelines and facilities from environmental groups, landowners, local groups and other advocates. In addition to litigation, such opposition may take the form of organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets or other actions designed to prevent, disrupt or delay the development, operation, or maintenance of our assets and business.
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

38 |

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
If any facility were to experience an interruption in operations, earnings from the facility could be materially adversely affected (to the extent not recoverable through insurance, if insured) because of lost production and repair costs. A significant interruption in one or more of our facilities could also lead to increased volatility in prices for feedstocks and refined products and could increase instability in the financial and insurance markets, making it more difficult for us to access capital and to obtain insurance coverage that we consider adequate. For example, in February 2021, our El Dorado refinery experienced a fire in its Penex unit and in November 2022, our Big Spring refinery experienced a fire in its diesel hydrotreater unit. For additional information, refer to Note 13 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.
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
The operation of refineries, pipelines, terminals and vessels is inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or hazardous substances. When these events occur, in connection with any of our refineries, pipelines or refined petroleum products terminals, or in connection with any facilities that receive our wastes or byproducts for treatment or disposal, we have in the past and could in the future be liable for costs and penalties associated with their remediation under federal, state, local and international environmental laws or common law, as well as for property damage to third parties caused by contamination from releases and spills.
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
Our logistics segment consists of Delek Logistics, a publicly-traded master limited partnership, and our consolidated financial statements include its consolidated financial results. As of December 31, 2023, we owned a 78.7% limited partner interest in Delek Logistics, consisting of 34,311,278 common limited partner units and the non-economic general partner interest. Delek Logistics operates a system of crude oil and refined product pipelines, distribution terminals and tankage in Arkansas, Louisiana, Oklahoma, Tennessee and Texas. Delek Logistics generates revenues by charging tariffs for transporting crude oil and refined products through its pipelines, by leasing pipeline capacity to third parties, by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals.
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

40 |

Risk Factors
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

41 |

Risk Factors
General economic conditions may adversely affect our business, operating results and financial condition.
Economic slowdowns may have serious negative consequences for our business and operating results, because our performance is subject to domestic economic conditions and their impact on levels of consumer spending. Some of the factors affecting consumer spending include general economic conditions, unemployment, consumer debt, inflation, reductions in net worth based on declines in equity markets and residential real estate values, adverse developments in mortgage markets, taxation, energy prices, interest rates, consumer confidence and other macroeconomic factors. Political instability and global health crises can also impact the global economy and decrease worldwide demand for oil and refined products. During a period of economic weakness or uncertainty, current or potential customers may travel less, reduce or defer purchases, go out of business or have insufficient funds to buy or pay for our products and services. Moreover, a financial market crisis may have a material adverse impact on financial institutions and limit access to capital and credit. This could, among other things, make it more difficult for us to obtain (or increase our cost of obtaining) capital and financing and reduce our reliance on the use of RINs financing arrangements and funded letters of credit for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.
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

42 |

Risk Factors
We have capital needs to finance our crude oil and refined products inventory for which our internally generated cash flows or other sources of liquidity may not be adequate.
In December 2022, we entered into an Inventory Intermediation Agreement with Citi (the "Inventory Intermediation Agreement") in which Citi purchases a substantial portion of the crude oil and refined products for three of our refineries' inventory at market prices. We are obligated to repurchase from Citi all volumes upon expiration or earlier termination of this agreement, which may have a material adverse impact on our liquidity, working capital and financial condition. Termination of our Inventory Intermediation Agreement with Citi, which is scheduled to expire in January 2026, would require us to finance the products covered by the agreement at terms that may not be favorable. The availability of capital will depend upon several factors, some of which are beyond our control. In addition, if we are not able to sell our finished products to creditworthy customers, then we may be subject to delays in the collection of our accounts receivable and exposure to additional credit risk. If we cannot obtain sufficient capital, when the need arises, then we may be unable to execute our long-term operating strategy.
If there is negative publicity concerning our brand names or the brand names of our suppliers, fuel and merchandise sales in our retail segment may suffer.
Negative publicity, regardless of whether the concerns are valid, concerning food, beverage, fuel or other product quality, safety or other health concerns, facilities, employee relations or other matters may materially and adversely affect demand for products offered at our stores and could result in a decrease in customer traffic to our stores. We offer food products in our stores that are marketed under our brand names and certain nationally recognized brands. These nationally recognized brands have significant operations at facilities owned and operated by third parties and negative publicity concerning these brands as a result of events that occur at facilities that we do not control could also adversely affect customer traffic to our stores. Additionally, we may be the subject of complaints or litigation arising from food or beverage-related illness or injury in general which could have a negative impact on our business. Health concerns, poor food, beverage, fuel or other product quality or operating issues stemming from one store or a limited number of stores could materially and adversely affect the operating results of some or all of our stores and harm our proprietary brands.
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
There can be no assurance that this process will result in the pursuit or consummation of any potential transaction or strategy, or that any such potential transaction or strategy, if implemented, will provide greater value to our stockholders than that reflected in the price of our common stock. Any outcome of this process would be dependent upon a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing on reasonable terms.. The occurrence of any one or more of the above risks could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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

44 |

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

45 |

Risk Factors
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
As of December 31, 2023, approximately 15.1% of our employees were represented by unions and/or covered by a collective bargaining agreement. None of our employees in our logistics segment, retail segment or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory. Although the collective bargaining agreements contain provisions to discourage strikes or work stoppages, we cannot assure that strikes or work stoppages will not occur. A strike or work stoppage could have a material adverse effect on our business, financial condition and results of operations.

47 |

Risk Factors
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

48 |

Risk Factors
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
The biodiesel industry has historically been substantially aided by federal and state tax incentives. One tax incentive program that has been significant to our renewable fuels facilities is the federal blender's tax credit. The blender's tax credit (or biodiesel tax credit, B100) provides a $1.00 refundable tax credit per gallon of pure biodiesel with an increase to $1.25 beginning January 1, 2023, to the first blender of biodiesel with petroleum-based diesel fuel. The blender's tax credit has expired on several occasions, only to be reinstated on a retroactive basis. The blender's tax credit was originally set to expire December 31, 2022, but was extended through December 31, 2024.
It is uncertain what action, if any, Congress may take with respect to enacting or reinstating the blender's tax credit beyond 2024 or when such action might be effective. If Congress does not enact or reinstate the credit for future years, it may result in a material adverse effect on the earnings, profitability and cash flows relating to our renewable fuels facilities.
Our business requires us to make significant capital expenditures and to maintain and improve our refineries, logistics assets, and retail locations.
Our business is capital intensive and asset heavy. Our refineries, logistics assets, including pipelines, distribution terminals, tractors, trailers and tankage, and retail locations require us to make significant capital expenditures and to incur substantial costs maintaining and improving such assets. Our cash from operations and existing financing arrangements may not be sufficient to fund our capital requirements and we may not be able to obtain additional financing on terms acceptable to us, or at all. Our inability to fund such capital expenditures, maintenance or improvements, or decision to cancel, delay or defer such projects, could increase the costs of repairing or replacing such assets (subject to reserved funds to cover certain of these costs), increase the costs or delays associated with turnaround activities in our refining segment and other maintenance, place us at a competitive disadvantage, increase the costs of insurance coverage and regulatory compliance, limit our ability to develop, market and sell new products and invest in new technologies, and decrease the amount of funds available for future acquisitions or cash available for distributions, all of which could have a material adverse effect on our business, financial condition and results of operations. At times in light of our operating results and liquidity needs, we have cancelled, delayed, or deferred certain capital expenditures, maintenance and improvements. Our need to incur costs associated with the commencement of such capital expenditures, maintenance, and improvements may be substantial and could have a material adverse effect on our business, financial condition and results of operations.
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
In the second quarter of 2021, the Department of Homeland Security’s Transportation Security Administration (“TSA”) announced two new security directives. These directives require critical pipeline owners to comply with mandatory reporting measures, including, among other things, to appoint personnel, report confirmed and potential cybersecurity incidents to the DHS Cybersecurity and Infrastructure Security Agency (“CISA”) and provide vulnerability assessments. As legislation continues to develop and cyber incidents continue to evolve, we may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures, or to detect, assess, investigate and remediate any critical infrastructure security vulnerabilities and report any cyber incidents to the applicable regulatory authorities. Any failure to remain in compliance with these government regulations may result in enforcement actions which may have a material adverse effect on our business and operations.
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

49 |

Risk Factors
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

50 |

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

51 |

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
At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, future purchases of crude oil, ethanol and other feedstocks, future sales of refined products, manage our RINs exposure or to secure margins on future production. At times, we also enter into interest rate swap and cap agreements to manage our market exposure to changes in interest rates related to our floating rate borrowings. We expect to continue to enter into these types of transactions from time to time and have increased our use of commodity risk management activities in recent years.
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

52 |

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
Depending on the conditions in the credit markets, it may become more difficult to obtain cash or credit from third-party sources including the use of RINs financing arrangements and funded letters of credit. If we cannot generate cash flow or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to comply with regulatory deadlines or pursue our business strategies, in which case our operations may not perform as well as we currently expect.
Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.
As of December 31, 2023, we had total debt of $2,657.3 million, including current maturities of $44.5 million. In addition to our outstanding debt, as of December 31, 2023, our letters of credit issued under our various credit facilities were $305.5 million. Our borrowing availability under our various credit facilities as of December 31, 2023 was $1,084.0 million. Our level of debt could have important consequences for us. For example, it could:
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

53 |

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
The Delek/Alon Merger has been accounted for as an acquisition, by us, of Alon in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Alon and its subsidiaries have been recorded, as of the completion of the Delek/Alon Merger, at their respective fair values. Under the acquisition method of accounting, the total purchase price has been allocated to Alon’s tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the date of completion of the Delek/Alon Merger. The excess of the purchase price over the estimated fair values of reporting units has been recorded as goodwill, which was further allocated to other reporting units as permitted under GAAP. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material non-cash charges relating to such impairment. Our financial condition and operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment. We recorded no goodwill impairment during the years ended December 31, 2022 and 2021 and $14.8 million during the year ended December 31, 2023, respectively.
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

54 |

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Related Matters
Risk Management and Strategy
We depend on IT and OT for various operations, including refinery processes, petroleum movement monitoring in pipelines and terminals, point-of-sale processing at our retail sites, and other critical processes and transactions. We utilize IT and OT systems across our operations to capture accounting, technical and regulatory data for archiving, analysis, and reporting. Our primary business systems mostly consist of purchased and licensed software programs that integrate with our internal solutions. Additionally, our technology encompasses a company-wide network through which employees have access to key business applications.
We established a thorough, risk-based cybersecurity program aimed at safeguarding our data, along with the data of our customers and partners. The identification, assessment, and management of cyber risks fall under our Enterprise Risk Management (“ERM”) program, overseen by the Board of Directors. Our Chief Technology Officer & Digital Officer/Chief Information Officer holds overall responsibility for IT, OT, and cybersecurity. Delek follows well-organized cybersecurity frameworks with a Chief Information Security Officer dedicated to overseeing cybersecurity initiatives throughout the entire enterprise.
Our risk assessment process related to cybersecurity includes identifying threats and conducting vulnerability assessments, likelihood and impact assessments related to our own information and OT systems as well as our third-party service providers. Delek collaborates with third-party vendors to leverage managed security services, enhancing Delek’s cybersecurity capabilities. Delek possesses monitoring capabilities for both its IT and OT infrastructure. To identify material cybersecurity risks, we use a combination of technical assessments, risk analysis, vulnerability scanning, incident and event monitoring, threat intelligence and third-party assessments along with ongoing monitoring and management.
We manage our material cybersecurity risks through a combination of security measures, audits, training, planning, and testing. Delek has established processes for regular disaster recovery planning and response readiness testing. Our security approach also includes multiple layers of defense and testing of controls. We have implemented security measures, including segmentation, firewalls, intrusion detection systems, encryption, multi-factor authentication and data loss prevention to safeguard our systems and data. Furthermore, we have reinforced our data protection capabilities by investing in both hardware and software.
Recognizing that humans are often the most vulnerable element of even the most secure computer architectures, Delek has increased the frequency and sophistication of the mandatory training and phishing campaign program for our employees. Delek also conducts monthly reviews of global cybersecurity incidents to ensure that appropriate mitigation measures are in place to guard against similar threats. Delek is committed to enhancing its organizational resilience through a multiyear, comprehensive incident response tabletop drill program. Building upon the success of the two drills conducted in 2023, we are dedicated to continuous improvement and proactive readiness in addressing potential challenges and ensuring the effective management of incidents.
Delek has not experienced a significant cybersecurity breach or associated expenses, penalties, or settlements for years ended December 31, 2023, 2022 and 2021. Delek continuously assesses and enhances the confidentiality, integrity, and availability of our IT and OT assets.
Board of Directors Oversight
The Board of Directors and executive leadership team at Delek are committed to investing the attention and resources necessary to maintain the privacy, security and integrity of our information, systems and networks and enhance the company’s resiliency against cyber threats. To assist in these efforts, the Board of Directors has assigned a number of cybersecurity related responsibilities to its standing committees while retaining overall responsibility for the oversight of Delek's cybersecurity activities.

55 |

In overseeing cybersecurity risks, the Board of Directors follows the principles identified by the National Association of Corporate Directors in the oversight of cybersecurity risks. Cybersecurity risks and Company programs are discussed with the Board of Directors by the Chief Technology & Digital Officer Chief Information Officer and others. Third parties are periodically engaged in the assessment of cybersecurity, including evaluating maturity under the National Institute for Security and Technology’s and the International Society of Automation/ International Electrotechnical Commission’s cybersecurity frameworks, testing informational and operational cyber defenses, controls, and reviews of policies and procedures.
In 2021 the Board of Directors established the standing Technology Committee. One of the Technology Committee’s responsibilities is to review, assess, manage, and mitigate risks related to technological developments, digitalization, and information security. The Technology Committee also reviews assessments of the effectiveness of the Company’s information security and technology programs, procedures, and initiatives. The Technology Committee regularly receives reports from management regarding information security and cyber risk matters, including the Company’s contingency planning and information security training and compliance, and reports its activities to the Board. The Technology Committee’s designated focus on these areas of the Company’s digitalization, information and operational security policies help ensure strategic alignment of the Company’s strategies with information security and risk management.
Management Oversight
Our senior leadership team is actively involved in cybersecurity governance, ensuring the highest level of oversight of cybersecurity risks. Establishing clear lines of ownership and accountability, along with regular and transparent communication among our standing Board committees, the Board of Directors and executives, is crucial for effectively handling cybersecurity risks and opportunities. Our Chief Technology & Digital Officer/Chief Information Officer reports to the Chief Executive Officer, dedicating a substantial amount of their efforts to ensure the safety and security of our networks and systems. Our Chief Technology & Digital Officer/Chief Information Officer has nearly 20 years of IT experience including areas of technology, cybersecurity, data, analytics, and digital transformation as well as being an Adjunct Lecturer at Tel-Aviv University and the Technion for Big Data Technologies, Data Science and Data Visualization. Representing the state of Israel at MIT’s CDOIQ forum. Our Chief Technology & Digital Officer oversees a team of security professionals and regularly updates the Board of Directors on any potential risks and threats to the Company. Senior leadership including our Chief Technology & Digital Officer/Chief Information Officer and the Chief Information Security Officer brief the Board on information security matters multiple times throughout the year.
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

56 |

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock is traded on the New York Stock Exchange under the symbol "DK." As of February 21, 2024, there were approximately 129 common stockholders of record. This number does not include beneficial owners of our common stock whose stock is held in nominee or "street name" accounts through brokers. The transfer agent for our common stock is Equiniti Trust Company, LLC, 48 Wall Street, Floor 23, New York, NY 100005.
Dividends
On August 1, 2022, our Board of Directors voted to reinstate the quarterly cash dividend. Our Board of Directors will consider the declaration of a dividend on a quarterly basis, although there is no assurance as to future dividends since they are dependent upon future earnings, capital requirements, our financial condition and other factors.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended December 31, 2023 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (inclusive of all purchases that have settled as of December 31, 2023).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2023	769,450	$25.99	769,450	$185,054,287
November 1 - November 30, 2023	—	—	—	185,054,287
December 1 - December 31, 2023	—	—	—	185,054,287
Total	769,450	$25.99	769,450	N/A
(1) On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. On August 1, 2022, the Board of Directors approved an approximately $170.3 million increase in the share repurchase authorization, bringing the total amount available for repurchases under current authorizations to $400.0 million. As of December 31, 2023, there was $185.1 million of authorization remaining under Delek's aggregate stock repurchase program. This authorization has no expiration. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire.

57 |

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

The adjacent graph compares cumulative total returns for our stockholders to the Standard and Poor's 500 Stock Index and a market capitalization weighted peer group selected by management for the five-year period commencing December 31, 2018 and ending December 31, 2023. The graph assumes a $100 investment made on December 31, 2018. Each of the three measures of cumulative total return assumes reinvestment of dividends. The 2023 peer group is comprised of Calumet Specialty Products Partners, L.P. (NASDAQ: CLMT), CVR Energy, Inc. (NYSE: CVI), HF Sinclair Corporation (NYSE: DINO) (formally HollyFrontier Corporation (NYSE: HFC)), Marathon Petroleum Corporation (NYSE: MPC), Par Pacific Holdings, Inc. (NYSE: PARR), PBF Energy, Inc. (NYSE: PBF), Phillips 66 (NYSE: PSX), and Valero Energy Corporation (NYSE: VLO). The stock performance shown on the graph below is not necessarily indicative of future price performance.

ITEM 6. RESERVED

58 |

Management's Discussion and Analysis
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements that refer to the acquisition of 3 Bear (subsequently renamed to Delek Delaware Gathering), including any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, the information concerning possible future results of operations, business and growth strategies, including as the same may be impacted by any ongoing military conflict, such as the Russia-Ukraine War, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
•increases in our debt levels or costs;
•possibility of accelerated repayment on a portion of our Inventory Intermediation Agreement obligation if the purchase price adjustment feature triggers a change on the re-pricing dates;
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
•societal, legislative and regulatory measures to address climate change and GHG;
•our ability to execute our sustainability improvement plans, including greenhouse gas reduction targets;
•acts of terrorism (including cyber-terrorism) aimed at either our facilities or other facilities;
•impacts of global conflicts such as the war between Israel and Hamas and the Russia-Ukraine War;
•future decisions by OPEC and OPEC+ regarding production and pricing and disputes between OPEC+ members regarding the same;
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

59 |

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
Business and Economic Environment Overview
As we reflect on the macro environment in 2023, the economy continued to be impacted by higher rates of inflation and geopolitical uncertainty, both globally and domestically. In order to temper inflation, the Federal Reserve continued to increase interest rates through mid-2023, which drove down inflation throughout the year. If inflation continues to drop, the Federal Reserve may be open to rate cuts sometime in 2024. The U.S. economy remained resilient during 2023 and performed better than expected. Demand for transportation fuels continues to be reshaped after the recovery from the COVID-19 pandemic as gasoline inventories continue to be higher, while distillate inventories were constrained during most of 2023.
Our focus on safe and reliable operations is a pillar which underlines all of our business activities. We continue to identify opportunities to mitigate market risk and focus on efforts that improve our overall cost structure while not compromising operational excellence. Our focus on safe and reliable operations allowed us to achieve record throughput during 2023. Although average crack spreads were lower than historic highs in 2022, refining margins remained strong until the fourth quarter and demand for refined products was robust during 2023 driven by the continued constrained supply in the markets we serve. Given the strong refining margins during most of 2023, we made a strategic decision to optimize our inventory levels to reduce carrying costs and improve working capital efficiency. Further impacting our current quarter results were consistent refinery throughput and production rates compared to 2022 driven by safe and reliable operations. We will continue to identify opportunities for operational efficiency improvements. The domestic West Texas Intermediate ("WTI") differentials compared to Brent continued to be favorable during 2023, and the WTI Midland to Cushing premium remained relatively consistent compared to 2022. Our logistics segment again contributed strong results while completing the successful integration of the Delaware Gathering operations which further diversifies our logistics customer base to include significantly more third-party customers and allow us to provide comprehensive logistics services in the Delaware Basin. Logistics also continues to benefit from strong performance amongst our pipeline joint venture investments. Retail stores continue to perform well and we are realizing the benefit of store optimization activities as margins have increased in 2023, and we expect to begin seeing benefits from successful re-branding.
The near term economic outlook still has some uncertainty with geopolitical instability, and as a result we continue to progress our business transformation focused on enterprise-wide opportunities to improve the efficiency of our cost structure. The expectation of reduction in the reliance of liquid fuels, increased regulatory pressures, and volatility in the commodity markets, are considerations that Delek must balance as we move forward with our strategic initiatives.
The energy-related legislation passed with the Inflation Reduction Act ("IRA") encompasses clean energy financial incentives that are expected to increase capital investment opportunities that focus on the development of production capacity for liquid fuels with lower GHG. Gulf coast industries should be well positioned for growth, particularly if global trade becomes tied to environmental attributes. Following the enactment of the IRA, Delek is also investing in carbon capture technology and continuing our production of biodiesel fuel to meet the world’s growing demand for low-carbon energy. We were selected by the Department of Energy's ("DOE") Office of Clean Energy Demonstrations to negotiate a cost-sharing agreement in support of a carbon capture pilot project at the Big Spring refinery. The DOE Carbon Capture Large-Scale Pilot Project program provides 70% cost-share for up to $95 million of federal funding to support project development. The project will deploy carbon capture technology at the Big Spring refinery's FCC unit, while maintaining existing production capabilities and turnaround schedule. Expectations for the project are to capture 145,000 metric tons of carbon dioxide per year, as well as reduce health-harming pollutants, such as sulfur oxide and particulate matter. Carbon dioxide is expected to be transported by existing pipelines for permanent storage or utilization.
Our focus on reduction of GHG is a key objective as we strive to be a leader in the transition to a carbon neutral future. Delek's Sustainable Operations Team ("SOT") which is led by our Executive Vice President, Operations coordinates execution of our sustainability objectives including ensuring enterprise strategies, business unit operations, capital spending plans, supply chain and personnel pipeline are in alignment and operating as needed to meet established goals. Delek prioritizes stewardship of the environment, and we focus on how to positively impact our shareholders, employees, customers, and the communities where we operate.
We want to reward our shareholders with a disciplined and balanced capital allocation framework. As we strengthen our relative financial position, we believe a balanced approach between shareholder returns and balance sheet improvement is appropriate. In 2023, we reduced our long-term obligations by approximately $463.2 million and we returned $145.7 million of capital to shareholders in 2023, including $85.4 million of share repurchases and $60.3 million in dividends.
Our near-term focus is centered around the following: (1) operations excellence, (2) financial strength and flexibility and (3) strategic initiatives which includes unlocking the "sum of the parts" value of our existing business while identifying growth opportunities to enhance the Company's scale and diversify revenue streams. See further discussion in the "Strategic Objectives" section below.
See further discussion on macroeconomic factors and market trends, including the impact on 2023 and the outlook for 2024, in the ‘Market Trends’ section below.

60 |

Management's Discussion and Analysis
Other 2023 Developments
On November 6, 2023, Delek Logistics entered into a First Amendment, a Second Amendment and a Third Amendment to the Delek Logistics Credit Facility (together, the “Amendments”) which among other things: extended the maturity of the Delek Logistics Term Loan Facility to April 15, 2025, (ii) added a maturity acceleration clause which will accelerate the maturity of the Delek Logistics Term Loan Facility to 180 days prior to the stated maturity date of the Delek Logistics 2025 Notes if any of the Delek Logistics 2025 Notes remain outstanding on that date, (iii) increased the U.S. Revolving Credit Commitments (as defined in the Delek Logistics Credit Facility) by an amount equal to $150.0 million, resulting in aggregate lender commitments under the Delek Logistics Revolving Credit Facility of $1.050 billion and (iv) increased the limit allowed for general unsecured debt (as defined in the Delek Logistics Credit Facility) by an amount equal to $95.0 million, resulting in an unsecured general debt limit of $150.0 million.
On December 21, 2023, we amended the Inventory Intermediation Agreement with Citigroup Energy Inc. (“Citi”) (the "Inventory Intermediation Agreement") to among other things, (i) extend the term of the Inventory Intermediation Agreement from December 30, 2024 to January 31, 2026, (ii) reduce Citi’s unilateral term extension option from a twelve month extension period to a six month extension period and (iii) increase the amount of the payment deferral mechanism from $70 million to $250 million.
We continue to progress our multi-year cost optimization initiative focused on identifying and implementing opportunities to improve our cost structure, improve efficiencies and align our workforce with strategic activities and operations. We are executing on our initiatives to achieve a sustainable run-rate cost reduction of $100.0 million per year. In 2023, we incurred total restructuring costs of $37.8 million (including a $23.1 million right-of-use asset impairment) as part of this cost optimization initiative. During the fourth quarter of 2023, Delek determined that leased crude oil tanks in Canada were not needed to support the future growth of its business. The exit of these leased crude oil tanks are intended to align with our continued operational and cost optimization efforts. We have the ability and intent to sublease these crude oil tanks for the remainder of the respective lease terms, however, the expected sublease has a lower rate than the head lease, resulting in a right-of-use asset impairment of $23.1 million.

61 |

Management's Discussion and Analysis

Refining Overview
The refining segment (or "Refining") processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 bpd as of December 31, 2023. A high-level summary of the refinery activities is presented below:

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

Logistics Overview
Our logistics segment (or "Logistics") gathers, transports and stores crude oil and natural gas; markets, distributes, transports and stores refined products; and disposes and recycles water in select regions of the southeastern United States, West Texas and New Mexico for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics (NYSE: DKL), where we owned a 78.7% interest at December 31, 2023. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's gathering and processing business owns or leases capacity on approximately 398 miles of crude oil transportation pipelines, approximately 406 miles of refined product pipelines, and an approximately 1,400-mile crude oil gathering system of which 489 miles is decommissioned. The storage and transportation business owns or leases associated crude oil storage tanks with an aggregate of approximately 10.0 million barrels of active shell capacity. It also owns and operates nine light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 199 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.

Retail Overview
Our retail segment (or "Retail") at December 31, 2023 includes the operations of 250 owned and leased convenience store sites located primarily in West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline and diesel under the DK or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the DK or Alon brand names pursuant to a license agreement with 7-Eleven, Inc. In November 2018, we terminated the license agreement with 7-Eleven, Inc. and the terms of such termination and subsequent amendments required the removal of all 7-Eleven branding on a store-by-store basis by December 31, 2023. As of December 31, 2023, we have removed the 7-Eleven brand name from all of our store locations. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information.

Corporate and Other Overview
Our corporate activities, results of certain immaterial operating segments, and intercompany eliminations are reported in 'corporate, other and eliminations' in our segment disclosures. Additionally, our corporate activities include certain of our commodity and other hedging activities.

62 |

Management's Discussion and Analysis

Strategic Objectives
It is vitally important that our strategic objectives, especially in view of the evolutionary direction of our macroeconomic and geopolitical environment, involves a process of continuous evaluation of our business model in terms of cost structure, as well as long-term economic and operational sustainability. More consolidation in our industry is expected from increased cost pressures due in part to the regulatory environment continuing to move towards reducing carbon emissions and transitioning to renewable energy in the long-term. However, we believe we are uniquely positioned as a leader in operating and excelling in niche markets and could continue capitalizing on and growing our integrated business model. To compete under historic environmental and regulatory changes, companies in our industry will need to be adaptive, forward-thinking and strategic in their approach to long-term sustainability.
The emphasis on environmental responsibility and long-term economic and environmental sustainability has increased. Demand for additional transparency continues to evolve. As we evaluate our current sustainability and ESG positioning in the market, we also must integrate a broader sustainability view into all of our activities, both operational and strategic. We have developed overarching key objectives that guide us when we formulate our strategic plans.
Key Objectives
Certain fundamental principles are foundational to our long-term strategy and direct us as we develop our strategic objectives. With that in mind, we have identified the following overarching key objectives:
I.    Operational Excellence
II.    Financial Strength and Flexibility
III.    Strategic Initiatives

Operational Excellence
We are committed to operational excellence which includes maintaining safe, reliable, and environmentally responsible operations. It also encompasses the dedication and drive for constant improvement across our operations in reliability, safety, and efficiency. Delek prioritizes stewardship of the environment, and we focus on how to positively impact our shareholders, employees, customers, and the communities where we operate. We understand that if our assets run reliably and safely, it is better for the safety of our employees, communities, and environment. We believe that focusing on people, processes and equipment will lead to improved utilization and yields and ultimately better employee retention and lower costs, which translates to improved returns for our shareholders. For 2024, we will be focused on the following:

•Prioritize safety and environmental compliance by implementing foundational best practices to increase operations ability to provide safe, compliant, and reliable operations.
•Focus on operational excellence by building out our operations centric area business teams, frontline supervisor training as well as other key competency training.
•Execute a major turnaround at the Krotz Springs refinery, focusing on outage spend and optimizing downtime and implementing margin enhancement .
•Identify and evaluate organic growth projects that improve yield and increase utilization.
•Continue our progression of digital system implementations that will improve our ability to understand all aspects of our business as well as our ability to make real-time and forward-looking operational decisions. Automate processes and shift operational roles to higher value-added activities.

Financial Strength and Flexibility
In our industry, as with many volatile businesses, it is very important to make capital investments with accretive returns and maintain a debt balance at a comfortable leverage ratio. We want to reward our shareholders and investors with a disciplined and balanced capital allocation framework, which we believe will strengthen shareholder value by, among other things, a stable dividend complemented by opportunistic share repurchases. We are also committed to lowering costs and improving the efficiency of our cost structure in all aspects of our business. For 2024, we will be focused on the following:
•Reward our shareholders and investors with a disciplined and balanced capital allocation framework, including opportunities to strengthen our balance sheet by reducing debt or opportunistically repurchasing shares with excess cash.
•Pursue strategic investments and acquisitions with a focus on geographic and revenue stream diversity.
•Build upon the zero-based budget foundation set in 2022 by implementing phase 2, which includes further improvements to our operating and general and administrative cost structure.

Strategic Initiatives
One of our near-term strategic initiatives is centered around unlocking the "sum of the parts" value of our existing business while identifying growth opportunities to diversify the Company’s geographic footprint and revenue stream, including in the alternative energy markets, as well as enhance its scale, compensate investors and develop other areas of its business. For 2024, we will be focused on the following:
•Execute on our strategic initiatives, which may include opportunities to monetize our retail operations or some of our investment in Delek Logistics. The goal being, to help unlock value embedded in the Delek valuation, while also improving liquidity in the market for DKL units without diluting overall DKL market capitalization.

63 |

Management's Discussion and Analysis
•Identify and evaluate investment opportunities that fit our sustainability view and integrate into our current asset footprint, including strategic investments or joint ventures in renewables, incubator investments in new technologies, and other core-business investments that could improve our scalability and agility.
•Deploy integrated solutions to simplify architecture, data management and cybersecurity.

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
✓
Implementing Phase 1 of Our Zero-Based Budget:
We have taken steps to improve the efficiency of our cost structure and to align with our strategic priorities to drive cost efficiencies, which include cost reductions in general and administrative expenses. We are targeting $100 million annual run-rate cost reduction.
✓
Reducing Debt to Provide Shareholder Value: During the year ended December 31, 2023, we reduced our long-term obligations by approximately $463.2 million.		✓
Executing Safe and Reliable Operations: Our focus on safe and reliable operations allowed us to achieve record throughput during 2023.	✓
Focus on Leadership:
In March 2023, Joseph Israel was named EVP, Operations and is responsible for refining operations at Delek. Mr. Israel has 25 years of energy experience and a proven track record of driving operational excellence. Also in March 2023, Patrick Reilly was appointed EVP and Chief Commercial Officer. Mr. Reilly will work closely with Delek's management team to lead the Company's strategies to achieve its short and long-term objectives. Mr. Reilly has over 20 years of energy oil refining and trading experience. In April 2023, Tommy Chavez who has over three decades of refining experience was named SVP, Refining Operations.
	✓	✓	✓
Improving Safety Through a Safety Action Plan:
As part of an ongoing review of safety practices across our refining system, we have developed a Safety Action Plan which will require previously un-budgeted capital expenditures and additional labor resources and subject matter experts. The execution of the Safety Action Plan will address a broad range of items, some of which were delayed in implementation due to the pandemic, or for other reasons. This plan resulted in record Tier 1 process safety event performance company-wide in 2023.
✓
Increasing Shareholder Value through Payment of Dividends:
We increased our quarterly cash dividend to $0.245 per share of our common stock which was declared by our Board of Directors on February 20, 2024 and payable on March 8, 2024. In addition, a cash dividend of $0.230 per share of our common stock was paid on May 22, 2023, a cash dividend of $0.235 per share of our common stock was paid on August 21, 2023, and a cash dividend of $0.240 per share of common stock was paid on November 20, 2023.
✓
Increasing Shareholder Value through Share Repurchases: During the year ended December 31, 2023, 3,562,767 shares of our common stock were repurchased for a total of $85.4 million.		✓
Executing Retail Growth Plans:
In September 2023, we opened a new-to-industry retail location in Tyler, TX. Our first store in this market, which features expanded food serviced and leading digital technology.
✓
Pursuing Zero Incidents:
Our “Drive Zero” effort kicked off in 2023 aimed at building a stronger safety culture and improving operational excellence. We’re committed to both personal safety (mitigating risks that cause smaller scale, local incidents and injuries), and process safety (managing the integrity of our operating systems and process equipment).
✓
Investing in Energy Transition:
We were selected by the DOE Office of Clean Energy Demonstrations to negotiate a cost-sharing agreement in support of a carbon capture pilot project at the Big Spring refinery. The DOE Carbon Capture Large-Scale Pilot Project program provides 70% cost-share for up to $95 million of federal funding to support project development.
✓

64 |

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
Regulatory Volatility
In June 2022, the EPA finalized volumes for compliance years 2020, 2021 and 2022 under the RFS program (as defined in our accounting policies in Note 2 to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K), announced supplemental volume obligations for compliance years 2022 and 2023 and established new provisions of the RFS which addressed bio-intermediates. Additionally, the EPA denied the petitions for small refinery exemptions for prior period compliance years. In June 2023, the EPA released final volumes for compliance years 2023, 2024 and 2025. The cost of RINs continues to negatively impact our results of operations. Also of note, movements in crack spreads behave independently from movements in RFS regulatory requirements and RINs prices and thus can disproportionately impact small refiners. For example, in periods of low crack spreads and high RIN costs (which are a function of both regulatory volumetric requirements and market RINs prices), small refineries may experience negative operating results where other, larger refineries with better economies of scale and other competitive advantages may fare better. Even when increases in crack spreads coincide with the independent increases in RIN prices, small refiners may continue to see a larger burden of such costs on crack spread capture in earnings than many larger refineries experience.
Uncertainty remains regarding the impact that proposed EPA rules, or future revisions to proposed rules, may have on RINs prices, which impact the determination of the fair value of our Net RINs Obligation, as well as the fair value of forward RIN commitment contracts. Additionally, while our current Net RINs Obligation reflects current RINs market prices as of December 31, 2023, the financial statement impact, including both the income statement and net cash impact of future changes to enacted Renewable Volume Obligation rates, is not determinable because of the complexity of the Net RINs Obligation and related transactions, where such financial statement impact is dependent upon the following: (1) the composition of the specific Net RINs Obligation (in terms of the vintages of RINs we currently own versus the waived RINs Obligation) and the related market prices at the date each volumetric requirement change is enacted; (2) the composition of our RINs forward commitment contracts that may be settled or positions closed as a result of any enacted change and the related gains or losses; (3) the settlement requirements of related RINs product financing arrangements; and (4) the quantity of and dates at which excess RINs can be sold and the sales price (see also Note 11, Note 12 and Note 18 as well as our related accounting policies related to RINs included in Note 2 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K). Enacted regulatory changes could impact our financial results in ways that we cannot currently anticipate.
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
While there continues to be risk around the fair value of the RINs Obligation that we incur and the RINs cost we recognize in our results of operations, we believe that our risk management activities around RINs are comprehensive. That said, because the RINs market is subject to factors outside of our control, there will continue to be risk that RINs cost could adversely affect our financial results. See additional discussion of the effect of RINs prices and volatility on our refining margins in the "Market Trends" section below.
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

65 |

Management's Discussion and Analysis
The SEC is currently considering its requirements for ESG reporting in the near term, which may include requirements that independent assurance be obtained and reported for ESG disclosures, similar to financial statement audit reports.
Delek's Response to Significant Uncertainties Associated with Climate Change
We remain committed to complying with all regulations, laws and government policies designed to curb the growing climate-change crisis. In 2021, the Company announced goals to reduce Scope 1 & 2 emissions by 34% through emission reductions and carbon offsets. This goal is aligned with both the IEA’s SDS and the Paris Accord’s goal of limiting warming to less than 2°C above pre-industrial levels. Using 2012 as our baseline, we plan to pursue the reductions via a combination of steps including, but not limited to: energy-efficient operational improvements; transitioning some refinery production away from transportation fuels and towards chemicals; renewable power purchases, when feasible, and offsets, when necessary; and previously executed facility shutdowns that were later divested. We were selected by the DOE Office of Clean Energy Demonstrations to negotiate a cost-sharing agreement in support of a carbon capture pilot project at the Big Spring refinery. The DOE Carbon Capture Large-Scale Pilot Project program provides 70% cost-share for up to $95 million of federal funding to support project development. Our pledge is the first step towards a long-term roadmap which we are seeking to align with the Science Based Target initiatives (SBTi), to move Delek firmly in the direction of the carbon-neutral operating environment as envisioned by the Paris Accords.
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
Market Trends
Our results of operations are significantly affected by fluctuations in the prices of certain commodities, including, but not limited to, crude oil, gasoline, distillate fuel, biofuels, natural gas and electricity, among others. Historically, the impact of commodity price volatility on our refining margins (as defined in our "Non-GAAP Measures" in MD&A Item 7), specifically as it relates to the price of crude oil as compared to the price of refined products and timing differences in the movements of those prices (subject to our inventory costing methodology), as well as location differentials, may be favorable or unfavorable compared to peers. Additionally, our refining margin profitability is impacted by regulatory factors, including the cost of RINs.
We have positioned the Company to continue to run safely, reliably and environmentally responsibly at near or above nameplate capacity while leveraging our Delek Logistics and retail lines of business with an eye towards the One Delek vision. Many uncertainties remain with respect to the global supply and demand of the crude oil and refined products markets and it is difficult to predict the ultimate economic impacts this may have on our operations. The demand for gasoline and diesel continue to be reshaped after the COVID-19 pandemic. Work from home policies and increased electric vehicle usage have caused increased gasoline inventories which has weakened the gasoline crack spread. Diesel inventories have recently increased and started to normalize. We do expect gasoline and diesel demand to continue to follow typical seasonal patterns. We anticipate additional global refinery capacity to come online in 2024 which will further increase gasoline and diesel inventories and put additional downward pressure on crack spreads. Additionally, if inflation continues to soften, the Federal Reserve may implement rate cuts in 2024 however the cuts are expected to be slow and gradual.
See below for further discussion on how certain key market trends impact our operating results.

66 |

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
The table below reflects the average quarterly prices of WTI Midland and WTI Cushing over the past three years.

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

67 |

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

68 |

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

69 |

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

70 |

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

71 |

Management's Discussion and Analysis
Non-GAAP Reconciliations
The following table provides a reconciliation of segment EBITDA to the most directly comparable U.S. GAAP measure, net income attributable to Delek:
Reconciliation of segment EBITDA to net income attributable to Delek (in millions)

	Year Ended December 31,
	2023	2022
Refining segment EBITDA	$529.4	$719.1
Logistics segment EBITDA (1)	363.0	304.8
Retail segment EBITDA	46.9	44.1
Corporate, Other and Eliminations EBITDA (2)	(244.6)	(264.7)
EBITDA attributable to Delek	$694.7	$803.3
Interest expense, net	(318.2)	(195.3)
Income tax expense	(5.1)	(63.9)
Depreciation and amortization	(351.6)	(287.0)
Net income attributable to Delek	$19.8	$257.1
(1) Includes a $14.8 million goodwill impairment charge for the year ended December 31, 2023. Refer to Note 16 - Goodwill and Intangible Assets to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
(2) Includes a $23.1 million right-of-use asset impairment charge for the year ended December 31, 2023. Refer to Note 19 - Restructuring to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin (in millions)

Refining Segment
	Year Ended December 31,
	2023	2022
Total revenues	$16,406.9	$19,763.0
Cost of sales	16,095.7	19,240.4
Gross margin	$311.2	$522.6
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	619.2	622.5
Depreciation and amortization	234.2	205.1
Refining margin	$1,164.6	$1,350.2

72 |

Management's Discussion and Analysis
Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions):

Summary Statement of Operations Data (1)	Year Ended December 31,
	2023	2022 (2)
Net revenues	$16,917.4	$20,245.8
Cost of sales:
Cost of materials and other	15,112.0	18,355.6
Operating expenses (excluding depreciation and amortization presented below)	770.6	718.1
Depreciation and amortization	322.8	263.8
Total cost of sales	16,205.4	19,337.5
Insurance proceeds	(20.3)	(31.2)
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	106.5	106.8
General and administrative expenses	286.4	332.5
Depreciation and amortization	28.8	23.2
Asset impairment	37.9	—
Other operating income, net	(7.2)	(12.5)
Total operating costs and expenses	16,637.5	19,756.3
Operating income	279.9	489.5
Interest expense, net	318.2	195.3
Income from equity method investments	(86.2)	(57.7)
Other income, net	(3.9)	(2.5)
Total non-operating expenses, net	228.1	135.1
Income before income tax expense	51.8	354.4
Income tax expense	5.1	63.9
Net income	46.7	290.5
Net income attributed to non-controlling interests	26.9	33.4
Net income attributable to Delek	$19.8	$257.1
(1) This information is presented at a summary level for your reference. See the Consolidated Statements of Income included in item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for more detail regarding our results of operations and net income per share.
(2) In the first quarter 2023, we reassessed the classification of certain expenses and made certain reclassification adjustments to better represent the nature of those expenses. Accordingly, we have made reclassifications to the prior period in order to conform to this revised current period classification, which resulted in a decrease in the prior period general and administrative expenses and an increase in the prior period operating expenses of approximately $16.3 million for the year ended December 31, 2022.

We report operating results in three reportable segments:
•Refining
•Logistics
•Retail
Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment EBITDA.

73 |

Management's Discussion and Analysis
Results of Operations
Consolidated Results of Operations — Comparison of the Year Ended December 31, 2023 versus the Year Ended December 31, 2022
Net Income
2023 vs. 2022
Consolidated net income for the year ended December 31, 2023 was $46.7 million compared to a net income of $290.5 million for the year ended December 31, 2022. Consolidated net income attributable to Delek for the year ended December 31, 2023 was $19.8 million, or $0.30 per basic share, compared to income of $257.1 million, or $3.63 per basic share, for the year ended December 31, 2022. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
2023 vs. 2022
We generated net revenues of $16,917.4 million and $20,245.8 million during the years ended December 31, 2023 and 2022, respectively, a decrease of $3,328.4 million, or 16.4%. The decrease in net revenues was primarily due to the following:
•in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 15.5%, ULSD of 21.4%, and HSD of 36.2% and decreases in wholesale activity, partially offset by an increase in sales volume (including purchased product);
•in our logistics segment, increased volumes from the Midland Gathering operations and incremental revenues from the Delaware Gathering Acquisition, partially offset by decreases in the average volumes of diesel sold and in the average sales price per gallon of diesel and gasoline sold in our West Texas marketing operations; and
•in our retail segment, a decrease in total fuel sales primarily attributable to a $0.47 decrease in average price charged per gallon sold, partially offset by an increase in merchandise sales primarily driven by the same-store sales increase of 0.6% and an increase in total retail fuel gallons sold.

Total Operating Costs and Expenses
Cost of Materials and Other
2023 vs. 2022
Cost of materials and other was $15,112.0 million for the year ended December 31, 2023, compared to $18,355.6 million for year ended December 31, 2022, a decrease of $3,243.6 million, or 17.7%. The net decrease in cost of materials and other primarily related to the following:
•a decrease in the cost of crude oil feedstocks at the refineries, including a 17.9% decrease in the average cost of WTI Cushing crude oil and a 17.8% decrease in the average cost of WTI Midland crude oil and decreased wholesale activity;
•decreases in the average diesel volumes sold and average cost per gallon of gasoline and diesel sold, partially offset by incremental cost of materials and other from the Delaware Gathering Acquisition in our logistics segment; and
•a decrease in retail cost of materials and other due to 14.0% decrease in average cost per gallon sold applied to higher fuel sales volumes.
Insurance Proceeds
2023 vs. 2022
Insurance proceeds were $20.3 million for the year ended December 31, 2023 compared to $31.2 million in year ended December 31, 2022, a decrease of $10.9 million, or 34.9%. The decrease in insurance proceeds was due to following:
•For the year ended December 31, 2023, we recognized $10.0 million of business interruption and property damage insurance recoveries compared to $31.2 million of business interruption insurance recoveries in the 2022 period related to the fire and freeze events that occurred during the first quarter 2021; and
•For the year ended December 31, 2023, we recognized $10.3 million of insurance recoveries related to property damage with no comparable activity in the 2022 period related to the fire events that occurred during the fourth quarter 2022.
Refer to Note 13 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

74 |

Management's Discussion and Analysis
Operating Expenses
2023 vs. 2022
Operating expenses (included in both cost of sales and other operating expenses) were $877.1 million for the year ended December 31, 2023 compared to $824.9 million in year ended December 31, 2022, an increase of $52.2 million, or 6.3%. The increase in operating expenses was primarily driven by the following:
•an increase in maintenance costs including costs related to our Safety Action Plan;
•an additional $8.7 million expense for uncovered litigation, claims and assessments associated with the 2021 El Dorado refinery fire; and
•an increase in employee costs.
These increases were partially offset by the following:
•lower natural gas prices in 2023.
General and Administrative Expenses
2023 vs. 2022
General and administrative expenses were $286.4 million for the year ended December 31, 2023 compared to $332.5 million in year ended December 31, 2022, a decrease of $46.1 million, or 13.9%. The decrease was primarily driven by a decrease in employee costs including incentive compensation costs and no transaction costs related to the Delaware Gathering Acquisition in the 2023 period.
Depreciation and Amortization
2023 vs. 2022
Depreciation and amortization (included in both cost of sales and other operating expenses) was $351.6 million and $287.0 million for the years ended December 31, 2023 and 2022, respectively, an increase of $64.6 million, or 22.5%. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the first quarter of 2022 and depreciation and amortization attributable to the Delaware Gathering Acquisition.
Asset Impairment
2023 vs. 2022
Asset impairment was $37.9 million for the year ended December 31, 2023. Asset impairment included $14.8 million of goodwill impairment and $23.1 million of right-of-use asset impairment. The goodwill impairment is related to our Delaware Gathering reporting unit due to significant increases in interest rates and timing of system connections with our producer customers. The right-of-use asset impairment related to leased crude oil tanks in Canada that were not needed to support the future growth of our business. Refer to Note 16 and Note 19 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
There was no asset impairment in the year ended December 31, 2022.
Other Operating Income, Net
2023 vs. 2022
Other operating income, net was $7.2 million and $12.5 million for the years ended December 31, 2023 and 2022, respectively, a decrease of $5.3 million, primarily due to decreased hedge gains in 2023 compared to 2022 associated with our derivatives.

75 |

Management's Discussion and Analysis
Non-Operating Expenses, Net
Interest Expense, Net
2023 vs. 2022
Interest expense, net was $318.2 million in the year ended December 31, 2023, compared to $195.3 million for year ended December 31, 2022, an increase of $122.9 million, or 62.9% primarily due to the following:
•an increase in the average effective interest rate of 390 basis points during the year ended December 31, 2023 compared to the year ended December 31, 2022 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding); and
•an increase in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $151.0 million during the year ended December 31, 2023 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the year ended December 31, 2022.
Results from Equity Method Investments
2023 vs. 2022
We recognized income from equity method investments of $86.2 million for the year ended December 31, 2023, compared to $57.7 million for the year ended December 31, 2022, an increase of $28.5 million. This increase was primarily driven by the following:
•an increase in income from our asphalt terminal equity method investment due to higher volumes and resulting revenue increases; and
•an increase in income from our investment in W2W Holdings LLC to $22.9 million during the year ended December 31, 2023 from $7.6 million in the year ended December 31, 2022.

Income Taxes
2023 vs. 2022
For the year ended December 31, 2023, we recorded income tax expense of $5.1 million compared to $63.9 million for the year ended December 31, 2022, primarily driven by the following:
•a decrease in pre-tax net income of $302.6 million, and
•Our effective tax rates were 9.8% and 18.0% for the year ended December 31, 2023 and 2022, respectively, due to the impact of fixed dollar favorable permanent differences on the tax rate and changes in valuation allowance on state attributes.

76 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth selected information concerning our refining segment operations ($ in millions, except per barrel amounts):

Selected Refining Financial Information
	Year Ended December 31,
	2023	2022
Revenues	$16,406.9	$19,763.0
Cost of materials and other	15,242.3	18,412.8
Refining Margin	$1,164.6	$1,350.2

Operating expenses (excluding depreciation and amortization) (1)	$619.2	$622.5

Refining segment EBITDA	$529.4	$719.1
(1) Reflects the prior period conforming reclassification adjustment between operating expenses and general and administrative expenses.

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

77 |

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

Refinery Statistics
	Year Ended December 31,
	2023	2022
Total Refining Segment
Days in period	365	365
Total sales volume - refined product (average bpd) (1)	298,617	299,004
Total production (average bpd)	291,802	290,041
Crude oil	278,231	281,205
Other feedstocks	15,998	10,558
Total throughput (average bpd):	294,229	291,763

Crude Slate: (% based on amount received in period)
WTI crude oil	73.0%	68.2%
Gulf Coast Sweet Crude	4.3%	7.8%
Local Arkansas crude oil	4.0%	4.1%
Other	18.7%	19.9%

Crude utilization (% based on nameplate capacity)	92.1%	93.1%

78 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Year Ended December 31,
	2023	2022
Tyler, TX Refinery
Days in period	365	365
Products manufactured (average bpd):
Gasoline	33,442	36,847
Diesel/Jet	28,670	31,419
Petrochemicals, LPG, natural gas liquids ("NGLs")	2,341	2,114
Other	1,691	1,825
Total production	66,144	72,205
Throughput (average bpd):
Crude Oil	63,210	70,114
Other feedstocks	3,617	2,604
Total throughput	66,827	72,718
Per barrel of throughput:
Operating expenses (2)	$5.08	$5.24
Crude Slate: (% based on amount received in period)
WTI crude oil	79.5%	84.7%
East Texas crude oil	20.5%	15.0%
Other	—%	0.3%

El Dorado, AR Refinery
Days in period	365	365
Products manufactured (average bpd):
Gasoline	38,868	38,738
Diesel	30,061	30,334
Petrochemicals, LPG, NGLs	1,495	1,255
Asphalt	7,711	7,782
Other	877	1,200
Total production	79,012	79,309
Throughput (average bpd):
Crude Oil	77,423	76,806
Other feedstocks	3,262	3,646
Total throughput	80,685	80,452
Per barrel of throughput:
Operating expenses (2)	$4.59	$4.61
Crude Slate: (% based on amount received in period)
WTI crude oil	67.3%	55.1%
Local Arkansas crude oil	14.0%	15.3%
Other	18.7%	29.6%

79 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Year Ended December 31,
	2023	2022
Big Spring, TX Refinery
Days in period	365	365
Products manufactured (average bpd):
Gasoline	32,386	30,689
Diesel/Jet	22,390	22,125
Petrochemicals, LPG, NGLs	3,593	2,942
Asphalt	1,983	1,721
Other	3,129	1,481
Total production	63,481	58,958
Throughput (average bpd):
Crude oil	60,236	59,476
Other feedstocks	4,223	191
Total throughput	64,459	59,667
Per barrel of refined throughput:
Operating expenses (2)	$7.92	$7.48
Crude Slate: (% based on amount received in period)
WTI crude oil	68.5%	70.1%
WTS crude oil	31.5%	29.9%

Krotz Springs, LA Refinery
Days in period	365	365
Products manufactured (average bpd):
Gasoline	40,805	34,370
Diesel/Jet	31,589	31,576
Heavy Oils	3,785	2,418
Petrochemicals, LPG, NGLs	6,525	6,749
Other	460	4,458
Total production	83,164	79,571
Throughput (average bpd):
Crude Oil	77,361	74,808
Other feedstocks	4,896	4,118
Total throughput	82,257	78,926
Per barrel of throughput:
Operating expenses (2)	$4.96	$5.25
Crude Slate: (% based on amount received in period)
WTI Crude	77.4%	63.4%
Gulf Coast Sweet Crude	15.1%	29.8%
Other	7.5%	6.8%
(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.
(2) Reflects the prior period conforming reclassification adjustment between operating expenses and general and administrative expenses.

80 |

Management's Discussion and Analysis
Included in the refinery statistics above are the following sales to other segments:

Refinery Sales to Other Segments
	Year Ended December 31,
(in barrels per day)	2023	2022

El Dorado refined product sales to other Delek segments	—	4
Big Spring refined product sales to other Delek segments	21,165	19,828

Pricing Statistics (average for the period presented)
	Year Ended December 31,
	2023	2022

WTI — Cushing crude oil (per barrel)	$77.69	$94.62
WTI — Midland crude oil (per barrel)	$78.90	$95.93
WTS — Midland crude oil (per barrel)	$77.61	$94.29
LLS (per barrel)	$80.18	$96.85
Brent (per barrel)	$82.21	$99.06

U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$27.02	$33.36
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$25.93	$31.41
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$14.70	$25.73

U.S. Gulf Coast unleaded gasoline (per gallon)	$2.34	$2.77
Gulf Coast ultra-low sulfur diesel (per gallon)	$2.72	$3.46
U.S. Gulf Coast high sulfur diesel (per gallon)	$1.85	$2.90
Natural gas (per MMBtu)	$2.66	$6.54

(1)For our Tyler and El Dorado refineries, we compare our per barrel refining product margin to the Gulf Coast 5-3-2 crack spread consisting of (Argus pricing) WTI Cushing crude, U.S. Gulf Coast CBOB gasoline and U.S. Gulf Coast Pipeline No. 2 heating oil (ultra-low sulfur diesel). For our Big Spring refinery, we compare our per barrel refining margin to the Gulf Coast 3-2-1 crack spread consisting of (Argus pricing) WTI Cushing crude, U.S. Gulf Coast CBOB gasoline and Gulf Coast ultra-low sulfur diesel. Starting in Q1 2023, for our Krotz Springs refinery, we compare our per barrel refining margin to the Gulf Coast 2-1-1 crack spread consisting of (Argus pricing) LLS crude oil, (Argus pricing) U.S. Gulf Coast CBOB gasoline and 50% of (Argus pricing) U.S. Gulf Coast Pipeline No. 2 heating oil (high sulfur diesel) and 50% of (Platts pricing) U.S. Gulf Coast Pipeline No. 2 heating oil (high sulfur diesel). Historical Gulf Coast 2-1-1 crack spread measures have been revised to conform to current period presentation. The Tyler refinery's crude oil input is primarily WTI Midland and East Texas, while the El Dorado refinery's crude input is primarily a combination of WTI Midland, local Arkansas and other domestic inland crude oil. The Big Spring refinery’s crude oil input is primarily comprised of WTS and WTI Midland. The Krotz Springs refinery’s crude oil input is primarily comprised of LLS and WTI Midland.

81 |

Management's Discussion and Analysis
Refining Segment Operational Comparison of the Year Ended December 31, 2023 versus the Year Ended December 31, 2022
Revenues
2023 vs. 2022
Revenues for the refining segment decreased $3,356.1 million, or 17.0%, in the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily driven by the following:
•a decrease in the average price of U.S. Gulf Coast gasoline of 15.5%, ULSD of 21.4%, and HSD of 36.2%; and
•a decrease in wholesale activity.
These decreases were partially offset by the following:
•an increase in sales volumes (including purchased products).
Revenues included sales to our retail segment of $432.5 million and $511.7 million, sales to our logistics segment of $396.3 million and $496.6 million and sales to the other segment of $0.0 million and $23.8 million for the year ended December 31, 2023 and 2022, respectively. We eliminate this intercompany revenue in consolidation.
Cost of Materials and Other
2023 vs. 2022
Cost of materials and other decreased $3,170.5 million, or 17.2%, in the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily driven by the following:
•decreases in the cost of WTI Cushing crude oil, from an average of $94.62 per barrel to an average of $77.69, or 17.9%, and decreases in the cost of WTI Midland crude oil, from an average of $95.93 per barrel to an average of $78.90, or 17.8%; and
•a decrease in wholesale activity.
These decreases were partially offset by the following:
•an increase in sales volumes (including purchased products).
Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $562.2 million and $477.1 million during the years ended December 31, 2023 and 2022, respectively. We eliminate these intercompany fees in consolidation.

Refining Margin
2023 vs. 2022
Refining margin decreased by $185.6 million, or 13.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, with a refining margin percentage of 7.1% as compared to 6.8% for the years ended December 31, 2023 and 2022, respectively, primarily driven by the following:
•a 19.0% decrease in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 17.4% decrease in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery) and a 42.9% decrease in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery).
These decreases were partially offset by the following:
•lower natural gas prices.

Operating Expenses
2023 vs. 2022
Operating expenses decreased by $3.3 million, or 0.5%, in the year ended December 31, 2023, compared to year ended December 31, 2022. The decrease in operating expenses was primarily driven by the following:
•lower natural gas in 2023.
These decreases were partially offset by the following:
•higher employee, outside service and maintenance costs including costs related to our Safety Action Plan.

82 |

Management's Discussion and Analysis

EBITDA
2023 vs. 2022
EBITDA decreased by $189.7 million, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to a decrease in refining margin driven by decreased crack spreads.

83 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Selected Logistics Financial and Operating Information
	Year Ended December 31,
	2023	2022
Revenues	$1,020.4	$1,036.4
Cost of materials and other	$532.6	$641.4
Operating expenses (excluding depreciation and amortization)	$118.1	$88.3
EBITDA (1)	$363.0	$304.8

Operating Information:
Gathering & Processing: (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	67,003	78,519
Refined products pipelines	58,181	56,382
SALA Gathering System	13,782	15,391
East Texas Crude Logistics System	32,668	21,310
Midland Gathering Assets (2)	230,471	128,725
Plains Connection System	250,140	183,827
Delaware Gathering Assets: (3)
Natural gas gathering and processing (Mcfd) (4)	71,239	60,971
Crude oil gathering (average bpd)	111,335	87,519
Water disposal and recycling (average bpd)	102,340	72,056

Wholesale Marketing & Terminalling:
East Texas - Tyler refinery sales volumes (average bpd) (5)	60,626	66,058
Big Spring wholesale marketing throughputs (average bpd)	77,897	71,580
West Texas wholesale marketing throughputs (average bpd)	10,032	10,206
West Texas wholesale marketing margin per barrel	$5.18	$4.45
Terminalling throughputs (average bpd) (6)	113,803	132,262
(1) Includes a $14.8 million goodwill impairment charge for the year ended December 31, 2023. Refer to Note 16 - Goodwill and Intangible Assets to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
(2) Formerly known as the Permian Gathering System.
(3) Formally known as 3 Bear, which was acquired June 1, 2022.
(4) Mcfd - average thousand cubic feet per day.
(5) Excludes jet fuel and petroleum coke.
(6) Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, El Dorado and North Little Rock, Arkansas terminals and Memphis and Nashville, Tennessee terminals.

Logistics revenue is largely based on fixed-fee or tariff rates charged for throughput volumes running through our logistics network, where many of those volumes are contractually protected by MVCs. To the extent that our logistics volumes are not subject to MVCs, our Logistics revenue may be negatively impacted in periods where our customers are experiencing economic pressures or reductions in demand for their products. Additionally, certain of our throughput arrangements contain deficiency credit provisions that may require us to defer excess MVC fees collected over actual throughputs to apply toward MVC deficiencies in future periods. With respect to our equity method investments in pipeline joint ventures, our earnings from those investments (which is based on our pro rata ownership percentage of the joint venture's recognized net income or loss) are directly impacted by the operations of those joint ventures. Items impacting the joint venture net income (loss) may include (but are not limited to) the following: long-term throughput contractual arrangements and related MVCs and, in some cases, deficiency credit provisions; the demand for walk-up nominations; applicable rates or tariffs; long-lived asset or other impairments assessed at the joint venture level; and pipeline releases or other contingent liabilities. With respect to our West Texas marketing activities, our profitability is dependent upon the cost of landed product versus the rack price of refined product sold. Our logistics segment is generally protected from commodity price risk because inventory is purchased and then immediately sold at the rack.

84 |

Management's Discussion and Analysis
Logistics Segment Operational Comparison of the Year Ended December 31, 2023 versus the Year Ended December 31, 2022
Revenues
2023 vs. 2022
Net revenues decreased by $16.0 million, or 1.5%, in the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily driven by the following:
•decreased revenue of $99.6 million in our West Texas marketing operations primarily driven by decreases in the average sales prices per gallon and the average volumes of diesel sold in our West Texas marketing operations:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.46 per gallon and $0.73 per gallon, respectively; and
◦the volumes of diesel sold decreased by 3.6 million gallons, partially offset by a 0.6 million increase in gallons of gasoline sold.
These decreases were partially offset by the following:
•increase in revenue as a result of our Delaware Gathering operations, which began in June 2022; and
•increase in volumes associated with Midland Gathering operations primarily due to new connections finalized during 2022.
Revenues included sales to our refining segment of $562.2 million and $477.1 million for the years ended December 31, 2023 and 2022, respectively, and sales to our other segment of $1.6 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
2023 vs. 2022
Cost of materials and other for the logistics segment decreased by $108.8 million, or 17.0%, in the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily driven by the following:
•decrease in costs of materials and other in our West Texas marketing operations primarily driven by decreases in the average cost per gallon and the average volumes of diesel sold in our West Texas marketing operations:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.49 per gallon and $0.74 per gallon, respectively; and
◦the volumes of diesel sold decreased by 3.6 million gallons, partially offset by a 0.6 million increase in gallons of gasoline sold.
These increases were partially offset by the following:
•increase in cost of materials and other as a result of our Delaware Gathering operations, which began in June 2022.
Our logistics segment purchased product from our refining segment of $396.3 million and $496.6 million for the years ended December 31, 2023 and 2022, respectively. We eliminate these intercompany costs in consolidation.

85 |

Management's Discussion and Analysis

Operating Expenses
2023 vs. 2022
Operating expenses increased by $29.8 million, or 33.7%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by incremental expenses associated with Delaware Gathering Acquisition.

EBITDA
2023 vs. 2022
EBITDA increased by $58.2 million, or 19.1%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by the following:
•higher throughput volumes; and
•incremental EBITDA from the Delaware Gathering Acquisition.
These increases were partially offset by the following:
•A $14.8 million goodwill impairment related to our Delaware Gathering reporting unit due to significant increases in interest rates and timing of system connections with our producer customers.

86 |

Management's Discussion and Analysis

Retail Segment
The tables below set forth certain information concerning our retail segment operations ($ in millions):

Selected Retail Financial and Operating Information
	Year Ended December 31,
	2023	2022
Revenues	$882.7	$956.9
Cost of materials and other	$719.2	$796.3
Operating expenses (excluding depreciation and amortization)	$102.1	$97.8

EBITDA	$46.9	$44.1

Operating Information
	Year Ended December 31,
	2023	2022
Number of stores (end of period)	250	249
Average number of stores	250	249
Average number of fuel stores	245	244
Retail fuel sales	$566.6	$642.2
Retail fuel sales (thousands of gallons)	172,452	170,668
Average retail gallons per average number of stores (in thousands)	704	701
Average retail sales price per gallon sold	$3.29	$3.76
Retail fuel margin ($ per gallon) (1)	$0.331	$0.327
Merchandise sales (in millions)	$316.1	$314.7
Merchandise sales per average number of stores (in millions)	$1.3	$1.3
Merchandise margin %	33.7%	33.3%

Same-Store Comparison (2)
	Year Ended December 31,
	2023	2022

Change in same-store retail fuel gallons sold	0.7%	2.5%
Change in same-store merchandise sales	0.6%	0.3%
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

87 |

Management's Discussion and Analysis
Retail Segment Operational Comparison of the Year Ended December 31, 2023 versus the Year Ended December 31, 2022
Revenues
2023 vs. 2022
Revenues for the retail segment decreased by $74.2 million, or 7.8%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by the following:
•a decrease in total fuel sales which were $566.6 million for the year ended December 31, 2023 compared to $642.2 million for the year ended December 31, 2022, primarily attributable to a $0.47 decrease in average price charged per gallon sold.
These decreases were partially offset by the following:
•an increase in total retail fuel gallons sold of 172,452 thousand gallons during 2023 compared to 170,668 thousand gallons in 2022, primarily attributable to a same-store increase in fuel volumes of 0.7%
•an increase in merchandise sales to $316.1 million for the year ended December 31, 2023 compared to $314.7 million for the year ended December 31, 2022, primarily driven by the same-store sales increase of 0.6%.

Cost of Materials and Other
2023 vs. 2022
Cost of materials and other for the retail segment decreased by $77.1 million, or 9.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by the following:
•a decrease in average cost per gallon of $0.48, or 14.0%.
Our retail segment purchased finished product from our refining segment of $432.5 million and $511.7 million for the years ended December 31, 2023 and 2022, respectively. We eliminate this intercompany cost in consolidation.

Operating Expenses
2023 vs. 2022
Operating expenses for the retail segment increased by $4.3 million, or 4.4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily driven by higher employee cost in 2023.

EBITDA
2023 vs. 2022
EBITDA for the retail segment increased by $2.8 million, or 6.3%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by the following:
•an increase in average fuel margin of $0.004 per gallon and an increase in fuel sales volume; and
•a 0.4% increase in merchandise sales.
These increases were partially offset by the following:
•an increase in operating expenses due to higher employee costs.

A detailed discussion of the fiscal year 2022 compared to year-over-year changes from fiscal year 2021 can be found in Part II, Item 7. Management's Discussion and Analysis, "Results of Operations", of our 2022 Annual Report on Form 10-K, filed on March 1, 2023.

88 |

Management's Discussion and Analysis
Liquidity and Capital Resources
Sources of Capital
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At December 31, 2023 our total liquidity amounted to $1.9 billion comprised primarily of $1,084.0 million in unused credit commitments under our revolving credit facilities (as discussed in Note 10 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K) and $822.2 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends and fund operational capital expenditures. On February 20, 2024, our Board of Directors approved a quarterly cash dividend of $0.245 per share of our common stock.
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
As of December 31, 2023, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Term Loan Credit Facility (see further discussion in Note 10 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K). Additionally, we were in compliance with covenants during the quarter ended December 31, 2023. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may pay dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to): available borrowings under our existing Delek Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Revolving Facility; the allowance to incur an additional $400.0 million of secured debt under the Delek Term Loan Credit Facility (see further discussion of these facilities in Note 10 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks or joint ventures, as otherwise contemplated and allowed under our incurrence covenants.
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Year Ended December 31,
	2023	2022
Cash Flow Data:
Operating activities	$1,013.6	$425.3
Investing activities	(408.0)	(931.6)
Financing activities	(624.7)	491.1
Net decrease	$(19.1)	$(15.2)

Cash Flows from Operating Activities
Net cash provided by operating activities was $1,013.6 million for the year ended December 31, 2023, compared to $425.3 million for the comparable period of 2022. Increases were a result of cash receipts from customers and cash payments to suppliers and for salaries resulting in a net $679.6 million increase in cash provided by operating activities and an increase in dividends received of $28.7 million, partially offset by an increase in cash paid for debt interest of $136.8 million.

89 |

Management's Discussion and Analysis
Cash Flows from Investing Activities
Net cash used in investing activities was $408.0 million for the year ended December 31, 2023, compared to $931.6 million in the comparable period of 2022. The decrease in cash flows used in investing activities was primarily due to the $625.6 million Delaware Gathering Acquisition in 2022, $10.3 million of insurance proceeds in 2023 and a $5.0 million increase in distributions from equity method investments, partially offset by a $108.2 million increase in purchases of property, plant and equipment, substantially driven by maintenance projects associated with the Tyler turnaround, other refinery additions and various interconnects associated with Delek Logistics assets, and payments of $11.9 million for equity interests investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $624.7 million for the year ended December 31, 2023, compared to cash provided of $491.1 million in the comparable 2022 period. The decrease in cash provided was primarily due to net payments on long-term revolvers and term debt of $467.8 million during the year ended December 31, 2023, compared to net proceeds of $810.9 million in the comparable 2022 period, an increase in net payments from product and other financing arrangements of $13.1 million for the year ended December 31, 2023 compared to the comparable 2022 period, an increase in dividend payments of $17.5 million and proceeds received of $16.4 million in the comparable 2022 period for the sale of Delek Logistics common limited partner units.
These decreases in cash flows were partially offset by a decrease in share repurchases of $108.2 million and the receipt of settlement proceeds of $58.0 million during the first quarter of 2023 associated with the termination of the J. Aron Supply & Offtake Agreements and origination of the Citi Inventory Intermediation Agreement, compared to net payment of settlements of $48.1 million in the comparable 2022 period (as defined in Note 9 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K).
Cash Position and Indebtedness
As of December 31, 2023, our total cash and cash equivalents were $822.2 million and we had total long-term indebtedness of approximately $2,599.8 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $57.5 million. Additionally, we had letters of credit issued of approximately $305.5 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $1,084.0 million. The decrease of $463.2 million in total long-term indebtedness as of December 31, 2023 compared to December 31, 2022 resulted primarily from a decrease in net borrowings under the Delek Revolving Credit Facility and the United Community Bank Revolver, partially offset by an increase in net borrowings under the Delek Logistics Revolving Facility. As of December 31, 2023, our total long-term indebtedness (as defined in Note 10 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K) consisted of the following:
•the Delek Revolving Credit Facility with no outstanding borrowings (maturity of October 26, 2027);
•aggregate principal of $940.5 million under the Delek Term Loan Credit Facility (maturity of November 19, 2029 and effective interest of 10.19%);
•aggregate principal of $780.5 million under the Delek Logistics Revolving Facility (maturity of October 13, 2027 (which will accelerate to 180 days prior to the stated maturity date of the Delek Logistics 2025 Notes if any of the Delek Logistics 2025 Notes remain outstanding on that date) and average borrowing rate of 8.46%);
•aggregate principal of $281.3 million under the Delek Logistics Term Loan Facility (maturity of April 15, 2025 (which will accelerate to 180 days prior to the stated maturity date of the Delek Logistics 2025 Notes if any of the Delek Logistics 2025 Notes remain outstanding on that date) and average borrowing rate of 9.46%);
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
As of December 31, 2023, the Delek Logistics Revolving Facility and Delek Logistics Term Loan Credit Facility were classified as long-term in the accompanying consolidated balance sheets in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K as we currently have the ability and intent to refinance the 2025 Notes on a long-term basis through available capacity under the Delek Logistics Revolving Facility and other or new funding sources.
See Note 10 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information about our separate debt and credit facilities.

90 |

Management's Discussion and Analysis
Additionally, we utilize other financing arrangements to finance operating assets and/or, from time to time, to monetize other assets that may not be needed in the near term, when internal cost of capital and other criteria are met. Such arrangements include our inventory intermediation arrangement, which finances a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs or other non-inventory product financing liabilities and funded letters of credit. Our inventory intermediation obligation with Citi was $407.6 million at December 31, 2023, $0.4 million of which was current. See Note 9 of the accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information about our inventory intermediation agreement. Our product financing liabilities consisted primarily of RIN financings as of December 31, 2023, and totaled $224.2 million, all of which is due in the next 12 months. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Cash Requirements" section below.
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
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the year ended December 31, 2023, by operating segment and major category (in millions):

	2024 Forecast	Year Ended December 31, 2023 Actual
Refining
Regulatory	$42	$28.7
Sustaining maintenance, including turnaround activities	163	217.1
Growth projects	15	1.1
Refining segment total	220	246.9
Logistics
Regulatory	5	2.9
Sustaining maintenance	15	4.7
Growth projects	50	73.7
Logistics segment total	70	81.3
Retail
Regulatory	—	—
Sustaining maintenance	5	25.3
Growth projects	10	4.5
Retail segment total	15	29.8
Corporate and Other
Regulatory	2	2.7
Sustaining maintenance	23	23.2
Growth projects	—	5.2
Other total	25	31.1
Total capital spending	$330	$389.1

We received insurance proceeds and customer reimbursements of approximately $17.0 million in 2023 that are not reflected in the full year actual amounts. Excluding these amounts, 2023 capital expenditures were $372.1 million.
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

91 |

Management's Discussion and Analysis
Cash Requirements
Long-Term Cash Requirements Under Contractual Obligations
Information regarding our known cash requirements under contractual obligations of the types described below as of December 31, 2023, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long-term debt and notes payable obligations	$44.5	$520.3	$1,199.5	$893.0	$2,657.3
Interest (1)	222.4	371.4	258.4	71.7	923.9
Operating lease commitments (2)	62.8	77.5	31.7	19.5	191.5
Purchase commitments (3)	319.4	—	—	—	319.4
Product financing agreements (4)	224.2	—	—	—	224.2
Transportation agreements (5)	194.9	380.2	235.5	314.0	1,124.6
Inventory intermediation obligation (6)	41.7	452.0	—	—	493.7
Total	$1,109.9	$1,801.4	$1,725.1	$1,298.2	$5,934.6
(1) Expected interest payments on debt outstanding at December 31, 2023. Floating interest rate debt is calculated using December 31, 2023 rates. For additional information, see Note 10 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2023.
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
(4) Balances consist of obligations under RINs product financing arrangements, as described in Note 13 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K and further discussed in the ''Environmental Credits and Related Regulatory Obligations" accounting policy included in Note 2 to our consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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

Other Cash Requirements
Our material short-term cash requirements under contractual obligations are presented above, and we expect to fund the majority of those requirements with cash flows from operations. Our other cash requirements consisted of operating activities and capital expenditures. Operating activities include cash outflows related to payments to suppliers for crude and other inventories (which are largely reflected in our contractual purchase commitments in the table above) and payments for salaries and other employee related costs. Cash outlays in the first quarter of 2024 are planned to include incentive compensation payments that were earned and accrued in 2023. In line with our long-term sustainable strategy, future cash requirements will include initiatives to build on our long-term sustainable business model, ESG initiatives and sum of the parts initiatives.
Refer to the cash flow section for our operating activities spend during the year ended December 31, 2023. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity.
Refer to the 'Capital Spending' section for our capital expenditures for the year ended December 31, 2023 and our anticipated cash requirements for planned capital expenditures for the full year 2024.

92 |

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
In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We may consider inputs such as WACC, forecasted crack spreads, gross margin, capital expenditures, and long-term growth rate based on historical information and our best estimate of future forecasts, all of which are subject to significant judgment and estimates. We may also consider a market approach in determining or corroborating the fair values of the reporting units using a multiple of expected future cash flows, such as those used by third-party analysts. The market approach involves significant judgment, including selection of an appropriate peer group, selection of valuation multiples, and determination of the appropriate weighting in our valuation model. If these estimates and assumptions change in the future, due to factors such as a decline in general economic conditions, sustained decrease in the crack spreads, competitive pressures on sales and margins and other economic and industry factors beyond management's control, an impairment charge may be required. The most significant risks to our valuation and the potential future impairment of goodwill are the WACC and the volatility of the crack spread, which is based on the crude oil and the refined product markets. The crack spread is often unpredictable and may negatively impact our results of operations in ways that cannot be anticipated and that are beyond management's control. Additionally, rising interest rates (which often occur under inflationary conditions) may also adversely impact our WACC. A higher WACC, all other things being equal, will result in a lower valuation using a discounted cash flow model, which is an income approach. Therefore, rising interest rates can cause a reporting unit to become impaired when, in a lower interest rate environment, it may not be.
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
For the 2023 annual impairment assessment, we performed a qualitative assessment on the reporting units in our logistics segment except for the Delaware Gathering reporting unit, as we determined it was more likely than not that the fair value of the reporting unit exceeded the carrying value. Our annual impairment assessment was performed on a quantitative basis for our Delaware Gathering reporting unit during the fourth quarter of 2023. As part of our annual assessment, we recorded a $14.8 million impairment charge in the fourth quarter of 2023 related to our Delaware Gathering reporting unit within the logistics segment, which brought the amount of goodwill recorded within this reporting unit to zero. The impairment was primarily driven by the significant increases in interest rates and timing effect of system connections with our producer customers.
For the 2023 and 2022 annual impairment assessment, we performed a qualitative assessment on the reporting units in our refining and retail segments, as we determined it was more likely than not that the fair value of the reporting units exceeded the carrying value. Details of remaining goodwill balances by segment are included in Note 16 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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

93 |

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
Business Combinations
We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date in accordance with the provisions of Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). Any excess or surplus of the purchase consideration when compared to the fair value of the net tangible assets acquired, if any, is recorded as goodwill or gain from a bargain purchase. The fair value of assets and liabilities as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach which uses market data and adjusts for entity-specific differences. We use all available information to make these fair value determinations and engage third-party consultants for valuation assistance. The estimates used in determining fair values are based on assumptions believed to be reasonable, but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.
New Accounting Pronouncements
See Note 2 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a discussion of new accounting pronouncements applicable to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Changes in commodity prices (mainly crude oil and refined products) and interest rates are our primary sources of market risk. When we make the decision to manage our market exposure, our objective is generally to avoid losses from adverse price changes, realizing we will not obtain the gains of beneficial price changes.
Impact of Changing Prices
Our revenues and cash flows, as well as estimates of future cash flows, are sensitive to changes in energy prices. Major shifts in the cost of crude oil, the prices of refined products and the cost of ethanol can generate large changes in the operating margin in each of our segments.
We maintain, at both company-owned and third-party facilities, inventories of crude oil, feedstocks and refined petroleum products, the values of which are subject to wide fluctuations in market prices driven by world economic conditions, regional and global inventory levels and seasonal conditions. At December 31, 2023 and December 31, 2022, we held approximately 10.0 million and 15.0 million, respectively, barrels of crude and product inventories associated with the Tyler, El Dorado, Big Spring and Krotz Springs refineries valued under FIFO, with an average cost of $76.37 and $81.88, respectively, per barrel.
For the years ended December 31, 2023, 2022 and 2021, we recognized net inventory valuation (losses) gains of $(0.4) million, $(1.9) million and $(8.5) million, respectively, which were recorded as a component of cost of materials and other in the consolidated statements of income.
From time to time, we also may enter into forward purchase or sale derivative contracts for trading purposes (primarily in our Canadian business) and, as a result, may have trading investment commodities on hand related to the purchased inventory. Such derivative contracts and related investment commodities are recorded at fair value and subject to pricing risk each period with changes in fair value reflected in other operating income, net in the profit and loss section of our consolidated financial statements. For the years ended December 31, 2023, 2022 and 2021, all of our forward purchase and sales contracts that were accounted for as derivative instruments consisted of contracts related to our Canadian trading activities.
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

94 |

Management's Discussion and Analysis
The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are presented separately below), as of December 31, 2023 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2024
Contracts not designated as hedging instruments:
Crude oil price swaps - long (1)	$1.2	26,530,000	26,530,000
Crude oil price swaps - short (1)	(2.5)	26,479,000	26,479,000
Inventory, refined product and crack spread swaps - long (1)	(1.2)	784,000	784,000
Inventory, refined product and crack spread swaps - short (1)	1.2	1,306,000	1,306,000
RINs commitment contracts - long (2)	(3.1)	41,521,206	41,521,206
RINs commitment contracts - short (2)	—	115,255	115,255
Total	$(4.4)
(1) Volume in barrels.
(2) Volume in RINs.

Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $2,007.3 million as of December 31, 2023. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of December 31, 2023 would be to change interest expense by approximately $20.1 million.
We also have interest rate exposure in connection with our Inventory Intermediation Agreement under which we pay a time value of money charge based on Secured Overnight Financing Rate ("SOFR").
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
The following table sets forth information relating to trading commodity derivative contracts as of December 31, 2023 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2023
Crude forward contracts - long(1)	$7.2	118,935	118,935
Crude forward contracts - short(1)	(7.2)	118,935	118,935
Total	$—
(1) Volume in barrels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by Item 8 is incorporated by reference to the section beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

95 |

Controls and Procedures
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
Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2023, we maintained effective internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report, which is included in the section beginning on page F-1.
The information required by Item 8 is incorporated by reference to the section beginning on page F-1.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

96 |

Directors, Executive Officers, Corporate Governance and Security Ownership
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors Governance Guidelines, our charters for our Audit, Human Capital and Compensation, Technology, Nominating and Corporate Governance and Environmental, Health and Safety Committees and our Code of Business Conduct & Ethics covering all employees, including our principal executive officer, principal financial officer, principal accounting officer and controllers, are available on our website, www.DelekUS.com, under the "About Us - Corporate Governance" caption.  A print copy of any of these documents will be mailed upon a written request made by a stockholder to the Corporate Secretary, Delek US Holdings, Inc., 310 Seven Springs Way, Suite 500, Brentwood, Tennessee 37027. We intend to disclose any amendments to or waivers of the Code of Business Conduct & Ethics on behalf of our Chief Executive Officer, Chief Financial Officer and persons performing similar functions on our website, at www.DelekUS.com, under the "Investor Relations" caption, promptly following the date of any such amendment or waiver.
The information required by Item 401 of Regulation S-K regarding directors will be included under "Election of Directors" in the definitive Proxy Statement for our Annual Meeting of Stockholders expected to be held May 2, 2024 (the "Definitive Proxy Statement"), and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Item 405 of Regulation S-K will be included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement and is incorporated herein by reference.  The information required by Items 406, 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference.
Board of Directors
•Ezra Uzi Yemin
•Avigal Soreq
•William J. Finnerty
•Richard Marcogliese
•Leonardo Moreno
•Christine Benson Schwartzstein
•Gary M. Sullivan, Jr.
•Vasiliki (Vicky) Sutil
•Laurie Z. Tolson
•Shlomo Zohar
Senior Management
•Avigal Soreq – President and Chief Executive Officer
•Joseph Israel – Executive Vice President, Operations
•Reuven Spiegel – Executive Vice President and Chief Financial Officer
•Denise McWatters – Executive Vice President, General Counsel and Secretary
•Patrick Reilly - Executive Vice President, Chief Commercial Officer
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

97 |

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under “Independent Public Accountants” in the Definitive Proxy Statement and is incorporated herein by reference.

98 |

Exhibits
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

4.4		Form of 7.125% Senior Note due 2028 (incorporated by reference to Exhibit 4.2 of the Partnership’s Form 8-K filed on May 26, 2021).
4.5	#	Description of Common Stock.
10.1	*	Form of Indemnification Agreement for Directors and Officers ((incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed on February 25, 2022).
10.2(a)	*
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

10.3(a)	*	Delek US Holdings, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on June 1, 2016).
10.3(b)	*
First Amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan, effective May 8, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 filed on May 31, 2018).

10.3(c)	*	Second Amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan, effective May 5, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on May 8, 2020).

99 |

10.3(d)	*	Third Amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form S-8 filed on June 10, 2021)
10.3(e)	*	Fourth Amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2022).
10.3(f)	*	Fifth Amendment to the Delek US Holdings, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 9, 2023).
10.3(g)	*
General Terms and Conditions for Restricted Stock Unit Awards to Executive Officers and Directors under the 2016 Delek US Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed on August 5, 2016).

10.3(h)	*
General Terms and Conditions for Stock Appreciation Right Awards to Executive Officers and Directors under the 2016 Delek US Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed on August 5, 2016).

10.3(i)	*
Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29(c) to the Company’s Form 10-K filed February 28, 2017).

10.3(j)	*	Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29(d) to the Company’s Form 10-K filed February 28, 2017).
10.3(k)	*
Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Agreement (Cash Settled) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on May 5, 2022).

10.3(l)	*
Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Restricted Stock Unit Agreement (Cash Settled) (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on May 5, 2022).

10.4(a)	*
Alon USA Energy, Inc. Second Amended and Restated 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Alon USA Energy, Inc.’s Form 10-Q filed on May 9, 2012, SEC File No. 001-32567).

10.4(b)	*
Form of Restricted Stock Award Agreement relating to Director Grants pursuant to Section 12 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Alon USA Energy, Inc.’s Form 8-K filed on August 5, 2005, SEC File No. 001-32567).

10.4(c)	*
Form of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Alon USA Energy, Inc.’s Form 8-K filed on August 23, 2005, SEC File No. 001-32567).

10.4(d)	*
Form II of Restricted Stock Award Agreement relating to Participant Grants pursuant to Section 8 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Alon USA Energy, Inc.’s Form 8-K filed on November 8, 2005, SEC File No. 001-32567).

10.4(e)	*	Alon USA Energy, Inc. Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to Alon USA Energy, Inc.’s Form 8-K filed on January 12, 2017, SEC File No. 001-32567).
10.4(f)	*
Form of Appreciation Rights Award Agreement relating to Participant Grants pursuant Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Alon USA Energy, Inc.’s Form 8-K filed on March 12, 2007, SEC File No. 001-32567).

10.4(g)	*
Form of Amendment to Appreciation Rights Award Agreement relating to Participant Grants pursuant to Section 7 of the Alon USA Energy, Inc. 2005 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Alon USA Energy, Inc.’s Form 8-K filed on January 27, 2010, SEC File No. 001-32567).

10.4(h)	*
Form of Award Agreement relating to Executive Officer Restricted Stock Grants pursuant to the Alon USA Energy, Inc. 2005 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Alon USA Energy, Inc.’s Form 8-K filed on May 9, 2011, SEC File No. 001-32567).

10.5	*
First Amendment to Amended and Restated Executive Employment Agreement by and between the Company and Ezra Uzi Yemin, dated for reference as of March 27, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 5, 2022).

10.6(a)	*
Executive Chairman Employment Agreement by and between the Company and Ezra Uzi Yemin, dated for reference as of March 27, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 5, 2022).

10.6b)	*
First Amendment to Executive Chairman Employment Agreement, by and between Delek US Holdings, Inc. and Ezra Uzi Yemin, dated as of March 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 9, 2023).

10.7	*
Executive Employment Agreement by and between the Company and Avigal Soreq, dated for reference as of March 28, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 5, 2022).

10.8	*
Change in Control Severance Agreement, dated for reference as of June 13, 2022, by and between the Company and Avigal Soreq (incorporated by reference to Exhibit 10.15 to the Company's Form 10-K filed on March 1, 2023).

10.9(a)	*
Executive Employment Agreement, dated August 1, 2020, by and between Delek US Holdings, Inc. and Reuven Spiegel (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 7, 2020).

10.9(b)	*
First Amendment to Executive Employment Agreement, by and between Delek US Holdings, Inc. and Reuven Spiegel, dated as of March 1, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 9, 2023).

100 |

10.10	*
Executive Employment Agreement, effective February 3, 2021, by and between Delek US Holdings, Inc. and Denise McWatters (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on February 25, 2022).

10.11	*
Executive Employment Agreement, by and between Delek US Holdings, Inc. and Joseph Israel, dated as of March 27, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 9, 2023).

10.12	*
Consulting Agreement, dated as of November 3, 2020, by and between Delek US Holdings, Inc. and Frederec Green (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed on March 1, 2021).

10.13
Promissory Note, dated as of November 6, 2023, by and among Delek US Holdings, Inc. and Delek Logistics Partners, LP (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 8, 2023)

10.14	*	Form of Change in Control Severance Agreement for Officers (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 5, 2022).
10.15
Tyler Throughput and Tankage Agreement, dated July 26, 2013, between Delek Refining, Ltd. and Delek Marketing & Supply, LP (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 1, 2013).

10.16
Pipelines and Tankage Agreement, dated November 7, 2012, by and between Delek Refining, Ltd. and Delek Crude Logistics, LLC (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on November 14, 2012, SEC File No. 001-32868).

10.17
Pipelines and Storage Facilities Agreement, dated November 7, 2012, by and among Lion Oil Company, Delek Logistics Partners, LP, SALA Gathering Systems, LLC, El Dorado Pipeline Company, LLC, Magnolia Pipeline Company, LLC and J. Aron & Company (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on November 14, 2012, SEC File No. 001-32868).

10.18(a)
El Dorado Throughput and Tankage Agreement, executed as of February 10, 2014, between Lion Oil Company and Delek Logistics Operating LLC, and, for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 14, 2014).

10.18(b)
Amendment to El Dorado Throughput and Tankage Agreement, executed as of July 22, 2016 but effective as of February 11, 2014, between Lion Oil Company and Delek Logistics Operating LLC, and, for limited purposes, J. Aron & Company (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 5, 2016).

10.19(a)
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

10.19(b)
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

10.19(c)
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

10.22
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

10.23(a)
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

101 |

10.23(b)
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

10.24
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

10.25
Throughput and Deficiency Agreement, dated and effective as of March 31, 2020, by and between Lion Oil Trading & Transportation, LLC and DKL Permian Gathering, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 6, 2020).

10.26
Transportation Services Agreement, dated May 15, 2020 and effective as of May 1, 2020, between Delek Refining, Ltd., Lion Oil Company and DKL Transportation, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 18, 2020).

10.27(a)
Inventory Intermediation Agreement, dated as of December 22, 2022, by and between Citigroup Energy, Inc. and DK Trading & Supply, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 29, 2022).

10.27(b)
Letter Agreement, dated as of April 6, 2023, by and between Citigroup Energy, Inc. and DK Trading & Supply, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 9, 2023).

10.27(c)
Letter Agreement, dated as of June 21, 2023, by and between Citigroup Energy, Inc. and DK Trading & Supply, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 9, 2023).

10.27(d)
Letter Agreement, dated as of September 18, 2023, by and between Citigroup Energy, Inc. and DK Trading & Supply, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 8, 2023).

10.27(e)	#	Amendment to Inventory Intermediation Agreement, dated as of December 21, 2023, by and between Citigroup Energy, Inc. and DK Trading & Supply, LLC.
10.28
Pledge and Security Agreement, dated as of December 22, 2022, by and between Citigroup Energy, Inc. and DK Trading & Supply, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 29, 2022).

10.29
Stock Purchase and Cooperation Agreement, dated as of March 7, 2022, by and among Delek US Holdings, Inc., IEP Energy Holding LLC American Entertainment Properties Corp., Icahn Enterprises Holdings L.P. Icahn Enterprises G.P. Inc. Beckton Corp. and Carl C. Icahn (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2022).

10.30
Assignment and Assumption Agreement and Guaranty, dated as of March 22, 2022, by and among Lion Oil Trading & Transportation, LLC, DK Trading & Supply, LLC, Delek Logistics Operating, LLC, Lion Oil Company, LLC, and Delek US Energy, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 8, 2022).

10.31
Partial Assignment and Assumption Agreement, dated as of March 23, 2022, by and among Lion Oil Company, LLC, DK Trading & Supply, LLC, and the Partnership (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 8, 2022).

10.32
Omnibus Assignment and Assumption Agreement, dated as of September 12, 2022, by and among Alon USA, LP, DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on November 8, 2022).

10.33
Omnibus Assignment and Assumption Agreement, dated as of September 12, 2022, by and among Lion Oil Company, LLC, DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 8, 2022).

10.34
Omnibus Assignment and Assumption Agreement, dated as of September 13, 2022, by and among Delek Refining Ltd., DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on November 8, 2022).

10.35
Omnibus Assignment and Assumption Agreement, dated as of September 13, 2022, by and among Lion Oil Trading & Transportation, LLC, DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.6 of the Company’s Form 10 Q filed on November 8, 2022).

21.1	#	Subsidiaries of the Registrant
23.1	#	Consent of EY
31.1	#	Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
31.2	#	Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
32.1	##	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	#	Delek US Holdings, Inc. Clawback Policy.

102 |

101
The following materials from Delek US Holdings, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements.

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

103 |

Delek US Holdings, Inc.
Consolidated Financial Statements
As of December 31, 2023 and 2022 and
For Each of the Three Years Ended December 31, 2023, 2022 and 2021

F-1 |

Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Delek US Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Delek US Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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

F-2 |

Financial Statements and Schedules

Qualitative Goodwill Impairment Assessment
Description of the Matter
The Company’s consolidated goodwill balance was $729.4 million as of December 31, 2023. As disclosed in Note 16 to the consolidated financial statements $675.3 million relates to the reporting units within the Refining segment. The Company assesses goodwill for impairment testing annually or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit might be impaired. In evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company performed a qualitative assessment of relevant events and circumstances that could impact the fair value of the reporting units within the Refining segment.

If, based on the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company estimates the fair value of the reporting unit by performing a quantitative goodwill impairment assessment. As a result of the analysis performed during its annual assessment, the Company determined that the fair value of the reporting units in the Refining Segment are not more likely than not less than their carrying values, and no quantitative assessment was necessary.

Qualitative factors assessed included financial performance as compared to forecasts, macroeconomic conditions, and market discount rates, which required a higher degree of auditor judgment to evaluate, among other factors. We identified the evaluation of the above qualitative factors as a critical audit matter as the assessment of the potential impact that these qualitative factors have on certain reporting units' fair value required the application of subjective auditor judgment.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement related to the Company's evaluation of the qualitative factors used as part of management’s review of the qualitative assessment, including controls over the qualitative factors identified above.

To test the qualitative assessment performed by management, our audit procedures included, among others, an assessment of the factors described above with consideration of the Company’s last quantitative assessment performed. We performed a comparison of the actual results to the projected results for the respective period. We also evaluated information from macroeconomic and market considerations and, whether there were other significant adverse considerations that would impact the reporting units.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Nashville, Tennessee
February 28, 2024

F-3 |

Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Delek US Holdings, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delek US Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Delek US Holdings, Inc. as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes, and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Nashville, Tennessee
February 28, 2024

F-4 |

Financial Statements and Schedules

Delek US Holdings, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$822.2	$841.3
Accounts receivable, net	783.7	1,234.4
Inventories, net of inventory valuation reserves	981.9	1,518.5
Other current assets	78.2	122.7
Total current assets	2,666.0	3,716.9
Property, plant and equipment:
Property, plant and equipment	4,690.7	4,349.0
Less: accumulated depreciation	(1,845.5)	(1,572.6)
Property, plant and equipment, net	2,845.2	2,776.4
Operating lease right-of-use assets	148.2	179.5
Goodwill	729.4	744.3
Other intangibles, net	296.2	315.6
Equity method investments	360.7	359.7
Other non-current assets	126.1	100.4
Total assets	$7,171.8	$8,192.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,814.3	$1,745.6
Current portion of long-term debt	44.5	74.5
Current portion of obligation under Inventory Intermediation Agreement	0.4	49.9
Current portion of operating lease liabilities	54.7	49.6
Accrued expenses and other current liabilities	771.2	1,166.8
Total current liabilities	2,685.1	3,086.4
Non-current liabilities:
Long-term debt, net of current portion	2,555.3	2,979.2
Obligation under Inventory Intermediation Agreement	407.2	491.8
Environmental liabilities, net of current portion	110.9	111.5
Asset retirement obligations	43.3	41.8
Deferred tax liabilities	264.1	266.5
Operating lease liabilities, net of current portion	111.2	122.4
Other non-current liabilities	35.0	23.7
Total non-current liabilities	3,527.0	4,036.9
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 81,539,871 shares and 84,509,517 shares issued at December 31, 2023 and December 31, 2022, respectively	0.8	0.9
Additional paid-in capital	1,113.6	1,134.1
Accumulated other comprehensive loss	(4.8)	(5.2)
Treasury stock, 17,575,527 shares, at cost, at December 31, 2023 and December 31, 2022, respectively	(694.1)	(694.1)
Retained earnings	430.0	507.9
Non-controlling interests in subsidiaries	114.2	125.9
Total stockholders’ equity	959.7	1,069.5
Total liabilities and stockholders’ equity	$7,171.8	$8,192.8
See accompanying notes to the consolidated financial statements

F-5 |

Financial Statements

Delek US Holdings, Inc.
Consolidated Statements of Income
(In millions, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Net revenues	$16,917.4	$20,245.8	$10,648.2
Cost of sales:
Cost of materials and other	15,112.0	18,355.6	9,643.9
Operating expenses (excluding depreciation and amortization presented below)	770.6	718.1	514.2
Depreciation and amortization	322.8	263.8	239.6
Total cost of sales	16,205.4	19,337.5	10,397.7
Insurance proceeds	(20.3)	(31.2)	(23.3)
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	106.5	106.8	110.4
General and administrative expenses	286.4	332.5	200.4
Depreciation and amortization	28.8	23.2	25.0
Asset impairment	37.9	—	—
Other operating income, net	(7.2)	(12.5)	(27.3)
Total operating costs and expenses	16,637.5	19,756.3	10,682.9
Operating income (loss)	279.9	489.5	(34.7)
Interest expense, net	318.2	195.3	136.7
Income from equity method investments	(86.2)	(57.7)	(18.3)
Other income, net	(3.9)	(2.5)	(15.8)
Total non-operating expense, net	228.1	135.1	102.6
Income (loss) before income tax expense (benefit)	51.8	354.4	(137.3)
Income tax expense (benefit)	5.1	63.9	(42.0)
Net income (loss)	46.7	290.5	(95.3)
Net income attributed to non-controlling interests	26.9	33.4	33.0
Net income (loss) attributable to Delek	$19.8	$257.1	$(128.3)
Basic income (loss) per share	$0.30	$3.63	$(1.73)
Diluted income (loss) per share	$0.30	$3.59	$(1.73)
Weighted average common shares outstanding:
Basic	65,406,089	70,789,458	73,984,104
Diluted	65,975,301	71,516,361	73,984,104

See accompanying notes to the consolidated financial statements

F-6 |

Financial Statements

Delek US Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$46.7	$290.5	$(95.3)
Other comprehensive (loss) income:
Commodity contracts designated as cash flow hedges:
Comprehensive loss on commodity contracts designated as cash flow hedges, net of taxes	—	—	(0.2)
Postretirement benefit plans:
Unrealized gain (loss) arising during the year related to:
Net actuarial gain (loss)	0.7	(1.9)	4.7
Reclassified to other (income) expense, net:
Amortization of net actuarial gain	(0.2)	—	—
Net change related to postretirement benefit plans	0.5	(1.9)	4.7
Income tax expense (benefit)	0.1	(0.5)	1.1
Net comprehensive gain (loss) on postretirement benefit plans	0.4	(1.4)	3.6
Total other comprehensive income (loss)	0.4	(1.4)	3.4
Comprehensive income (loss)	$47.1	$289.1	$(91.9)
Comprehensive income attributable to non-controlling interest	26.9	33.4	33.0
Comprehensive income (loss) attributable to Delek	$20.2	$255.7	$(124.9)

See accompanying notes to the consolidated financial statements

F-7 |

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

F-8 |

Financial Statements

Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(In millions, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	91,772,080	$0.9	$1,206.5	$(3.8)	$384.7	(17,575,527)	$(694.1)	$119.8	$1,014.0
Net income	—	—	—	—	257.1	—	—	33.4	290.5
Other comprehensive loss related to postretirement benefit plans, net	—	—	—	(1.4)	—	—	—	—	(1.4)
Common stock dividends ($0.610 per share)	—	—	—	—	(42.8)	—	—	—	(42.8)
Equity-based compensation expense	—	—	28.6	—	—	—	—	0.5	29.1
Distributions to non-controlling interests	—	—	—	—	—	—	—	(36.0)	(36.0)
Sale of Delek Logistics common limited partner units, net	—	—	8.5	—	—	—	—	5.1	13.6
Repurchase of common stock	(4,261,185)	—	(56.9)	—	(72.7)	—	—	—	(129.6)
Purchase of Delek common stock from IEP Energy Holding LLC	(3,497,268)	—	(46.0)	—	(18.0)	—	—	—	(64.0)
Issuance of Delek Logistic common limited partner units, net	—	—	—	—	—	—	—	3.1	3.1
Taxes paid due to the net settlement of equity-based compensation	—	—	(6.5)	—	—	—	—	—	(6.5)
Exercise of equity-based awards	457,405	—	—	—	—	—	—	—	—
Other	38,485	—	(0.1)	—	(0.4)	—	—	—	(0.5)
Balance at December 31, 2022	84,509,517	$0.9	$1,134.1	$(5.2)	$507.9	(17,575,527)	$(694.1)	$125.9	$1,069.5

F-9 |

Financial Statements

Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(In millions, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	84,509,517	$0.9	$1,134.1	$(5.2)	$507.9	(17,575,527)	$(694.1)	$125.9	$1,069.5
Net income	—	—	—	—	19.8	—	—	26.9	46.7
Other comprehensive gain related to postretirement benefit plans, net	—	—	—	0.4	—	—	—	—	0.4
Common stock dividends ($0.925 per share)	—	—	—	—	(60.3)	—	—	—	(60.3)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(38.6)	(38.6)
Equity-based compensation expense	—	—	26.8	—	—	—	—	0.7	27.5
Repurchase of common stock	(3,562,767)	(0.1)	(48.1)	—	(37.2)	—	—	—	(85.4)
Taxes paid due to the net settlement of equity-based compensation	—	—	(4.5)	—	—	—	—	(0.7)	(5.2)
Exercise of equity-based awards	450,123	—	—	—	—	—	—	—	—
Other	142,998	—	5.3	—	(0.2)	—	—	—	5.1
Balance at December 31, 2023	81,539,871	$0.8	$1,113.6	$(4.8)	$430.0	(17,575,527)	$(694.1)	$114.2	$959.7

See accompanying notes to the consolidated financial statements

F-10 |

Financial Statements

Delek US Holdings, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$46.7	$290.5	$(95.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	351.6	287.0	264.6
Non-cash lease expense	61.9	62.6	60.6
Deferred income taxes	(1.6)	61.6	(38.9)
Asset impairment	37.9	—	—
Income from equity method investments	(86.2)	(57.7)	(18.3)
Dividends from equity method investments	61.0	32.3	29.2
Non-cash lower of cost or market/net realizable value adjustment	0.4	1.9	8.3
Equity-based compensation expense	27.5	29.1	24.6
Other	4.8	14.9	(11.2)
Changes in assets and liabilities:
Accounts receivable	460.0	(428.9)	(253.3)
Inventories and other current assets	557.9	(254.4)	(468.6)
Fair value of derivatives	4.0	(4.6)	39.6
Accounts payable and other current liabilities	(303.3)	298.7	702.5
Obligation under Inventory Intermediation Agreements	(192.1)	102.3	139.8
Non-current assets and liabilities, net	(16.9)	(10.0)	(12.2)
Net cash provided by operating activities	1,013.6	425.3	371.4
Cash flows from investing activities:
Acquisition of 3 Bear	—	(625.6)	—
Equity method investment contributions	—	(0.1)	(1.7)
Distributions from equity method investments	14.9	9.9	10.3
Purchases of property, plant and equipment	(419.6)	(311.4)	(222.2)
Purchase of equity securities	(11.9)	—	—
Purchases of intangible assets	(4.3)	(5.6)	(1.0)
Proceeds from sale of property, plant and equipment	2.6	1.2	11.9
Insurance proceeds	10.3	—	7.0
Contract termination recoveries of capital expenditures	—	—	17.3
Net cash used in investing activities	(408.0)	(931.6)	(178.4)
Cash flows from financing activities:
Proceeds from long-term revolvers	3,545.8	3,385.3	1,339.3
Payments on long-term revolvers	(3,980.8)	(2,472.8)	(1,827.9)
Proceeds from term debt	—	1,250.0	400.0
Payments on term debt	(28.2)	(1,289.1)	(43.4)
Proceeds from product and other financing agreements	1,187.3	994.6	916.1
Repayments of product and other financing agreements	(1,212.7)	(1,006.9)	(877.6)
Proceeds from Inventory Intermediation Agreement	32.2	538.8	—
Proceeds from termination of Supply & Offtake Obligation	25.8	(586.9)	—
Taxes paid due to the net settlement of equity-based compensation	(5.2)	(6.5)	(4.2)
Repurchase of common stock	(85.4)	(129.6)	—
Distribution to non-controlling interest	(38.6)	(36.0)	(32.4)
Proceeds from sale of Delek Logistics common limited partner units	—	16.4	2.1
Proceeds from issuance of Delek Logistic common limited partner units, net	—	3.1	—
Purchase of Delek common stock from IEP Energy Holding LLC	—	(64.0)	—
Dividends paid	(60.3)	(42.8)	—
Financing commitment cancellation proceeds	—	—	10.2
Deferred financing costs paid	(4.6)	(62.5)	(6.2)
Net cash (used in) provided by financing activities	(624.7)	491.1	(124.0)
Net (decrease) increase in cash and cash equivalents	(19.1)	(15.2)	69.0
Cash and cash equivalents at the beginning of the period	841.3	856.5	787.5
Cash and cash equivalents at the end of the period	$822.2	$841.3	$856.5
Delek US Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)
(In millions)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $5.5 million, $2.1 million and $0.9 million in the 2023, 2022 and 2021 periods, respectively	$323.5	186.7	125.3
Income taxes	$10.8	$27.6	$4.2
Non-cash investing activities:
(Decrease) increase in accrued capital expenditures	$(30.3)	$31.8	$4.9
Non-cash financing activities:
Non-cash lease liability arising from obtaining right-of-use assets during the period	$57.1	$28.6	$102.8

See accompanying notes to the consolidated financial statements

F-11 |

Notes to Consolidated Financial Statements
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
Our consolidated financial statements include Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), which is a variable interest entity ("VIE"). As the indirect owner of the general partner of Delek Logistics, we have the ability to direct the activities of this entity that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes for this entity and are Delek Logistics' primary customer. If Delek Logistics incurs a loss, our operating results will reflect such loss, net of intercompany eliminations, to the extent of our ownership interest in this entity.
Use of Estimates
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
Cash and Cash Equivalents
Delek maintains cash and cash equivalents in accounts with large, U.S. or multi-national financial institutions. All highly liquid investments purchased with a term of three months or less are considered to be cash equivalents. As of December 31, 2023 and 2022, these cash equivalents consisted primarily of bank money market accounts and bank certificates of deposit, as well as overnight investments in U.S. Government or its agencies' obligations and bank repurchase obligations collateralized by U.S. Government or its agencies' obligations.

F-12 |

Accounts Receivable
Accounts receivable primarily consists of trade receivables generated in the ordinary course of business, but may also include receivables on commodity sales contracts that are part of crude optimization and are, therefore, related to transactions that are reflected as reductions of cost of materials and other, rather than revenue. Such other receivables are with the same or similar customers as our trade receivables, and are subject to the same characteristics regarding the nature, timing, pricing and risk. Delek recorded an allowance for doubtful accounts related to accounts receivable of $5.8 million and $6.8 million as of December 31, 2023 and 2022, respectively.
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
One customer accounted for more than 10% of our consolidated accounts receivable balance as of December 31, 2023 and two customers as of December 31, 2022. One customer accounted for $4.0 billion and $3.9 billion of net sales which was more than 10% of consolidated net sales for the years ended December 31, 2023 and December 31, 2022, respectively, and was recognized in the Refining segment. No customer exceeded more than 10% of consolidated net sales for the year ended December 31, 2021.
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
Depreciation is computed using the straight-line method over management's estimated useful lives of the related assets, which are as follows:

Years
Building and building improvements	15-40
Refinery machinery and equipment	5-40
Pipelines and terminals	10-40
Retail store equipment and site improvements	7-40
Refinery turnaround costs	4-6
Automobiles	3-10
Computer equipment and software	3-10
Furniture and fixtures	5-15
Asset retirement obligation assets	15-50

F-13 |

Other Intangible Assets
Other intangible assets acquired in a business combination and determined to be finite-lived are amortized over their respective estimated useful lives. The finite-lived intangible assets are amortized on straight-line basis over the estimated useful lives of 8 to 35 years. The amortization expense is included in depreciation and amortization on the accompanying consolidated statements of income. Acquired intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment in connection with our evaluation of long-lived assets as events and circumstances indicate that the asset might be impaired.
Long-Lived Assets and Other Intangibles Impairment
Long-lived assets held and used and other intangibles are evaluated for impairment whenever indicators of impairment exist. In accordance with ASC 360, Property, Plant and Equipment ("ASC 360") and ASC 350, Intangibles - Goodwill and Other ("ASC 350"), Delek evaluates the realizability of these long-lived assets as events occur that might indicate potential impairment. In doing so, Delek assesses whether the carrying amount of the asset is recoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset. These impairment charges are included in asset impairment in our consolidated statements of income. There was a $23.1 million impairment related to right-of-use assets for the year ended December 31, 2023. There were no impairment charges for the years ended December 31, 2022 or 2021. See Note 23 for further information on our right-of-use assets impairment.
Equity Method Investments
For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of influence over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Equity investments for which we determine we have significant influence are accounted for as equity method investments. Amounts recognized for equity method investments are included in equity method investments in our consolidated balance sheets and adjusted for our share of the net earnings and losses of the investee and cash distributions, which are separately stated in our consolidated statements of income and our consolidated statements of cash flows. We evaluate our equity method investments presented for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. There were no impairment losses recorded on equity method investments for the years ended December 31, 2023, 2022 or 2021. See Note 7 for further information on our equity method investments.
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

F-14 |

In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We may consider inputs such as a market participant weighted average cost of capital, gross margin, future volumes, capital expenditures and long-term growth rates based on historical information and our best estimate of future forecasts, all of which are subject to significant judgment and estimates. We may also consider a market approach in determining or corroborating the fair values of the reporting units using a multiple of expected future cash flows, such as those used by third-party analysts, which is also subject to significant judgment and estimates. If these estimates and assumptions change in the future, due to factors such as a decline in general economic conditions, competitive pressures on sales and margins and other economic and industry factors beyond management's control, an impairment charge may be required. A significant risk to our future results and the potential future impairment of goodwill is the volatility of the crude oil and the refined product markets which is often unpredictable and may negatively impact our results of operations in ways that cannot be anticipated and that are beyond management's control.
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
Our annual assessment of goodwill resulted in an impairment of $14.8 million during the year ended December 31, 2023. There was no impairment during the years ended December 31, 2022 and 2021. Details of remaining goodwill balances by segment are included in Note 16.
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
Derivatives
Delek records all derivative financial instruments, including any interest rate swap and cap agreements, fuel-related derivatives, over the counter future swaps, forward contracts and future RIN purchase and sales commitments that qualify as derivative instruments, at estimated fair value in accordance with the provisions of ASC 815, Derivatives and Hedging ("ASC 815"). Changes in the fair value of the derivative instruments are recognized in operations, unless we elect to apply and qualify for the hedging treatment permitted under the provisions of ASC 815 allowing such changes to be classified as other comprehensive income for cash flow hedges. We determine the fair value of all derivative financial instruments utilizing exchange pricing and/or price index developers such as Platts, Argus or OPIS. On a regular basis, Delek enters into commodity contracts with counterparties for the purchase or sale of crude oil, blendstocks, and various finished products. We evaluate these contracts under ASC 815 and do not measure at fair value if they qualify for, and we elect, the normal purchase / normal sale ("NPNS") exception.
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

F-15 |

Delek applies the provisions of ASC 820, Fair Value Measurements and Disclosure ("ASC 820"), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to our commodity and other derivatives that are measured at fair value on a recurring basis, and to our inventory intermediation agreement that is accounted for under the fair value election. ASC 820 also applies to the measurement of our equity method investment, goodwill and long-lived tangible and intangible assets when determining whether or not an impairment exists, when circumstances require evaluation. This standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material to our financial statements as of December 31, 2023 and 2022.
Inventory Intermediation Obligations
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
Environmental Credits and Related Regulatory Obligations
As part of our refining operations, we generate certain regulatory environmental credit obligations due to the U.S. Environmental Protection Agency (“EPA”) or other regulatory agencies. Additionally, we may generate, during the operation of our refining or other activities, or purchase on a market, environmental credits for purposes of ultimately meeting expected environmental credit obligations. These resultant net environmental credit obligations are accounted for under ASC 825. For those net credit obligations where (1) there are consistently available observable market inputs or market-corroborated inputs; and (2) there continues to be (or is reasonably expected to be) sustained liquidity in the applicable credits market, we generally apply the fair value option, as available pursuant to ASC 825. We recognize a current liability at the end of each reporting period in which we do not have sufficient environmental credits to cover the current environmental credits obligation (a “deficit”), and we recognize a current asset at the end of each reporting period in which we have generated or acquired environmental credits meeting our recognition criteria in excess of our current environmental credits obligation (a “surplus”). Any obligation would be measured at fair value either directly through the observable inputs or indirectly through the market-corroborated inputs. The net cost of environmental credits used each period as well as changes to fair value attributable to our environmental credit obligations are charged to cost of materials and other in the consolidated statements of income.
Our environmental credit obligations predominantly relate to EPA’s Renewable Fuel Standard - 2 ("RFS-2"), which requires that certain refiners generate environmental credits, called Renewable Identification Numbers ("RINs"), by blending renewable fuels into the fuel products they produce, or else purchasing RINs on the market, and that such RINs shall be used to satisfy the related environmental credit obligation. Each of our refineries is an obligated party under RFS-2. To the extent that any of our refineries is unable to blend or produce renewable fuels or generate or obtain sufficient RINs, it must purchase RINs to satisfy its annual requirement ("RINs Obligation"). To the extent that we have purchased RINs or transferred RINs to our refineries, each refinery’s RINs Obligation may be a surplus or deficit at the end of each reporting period (their respective “Net RINs Obligation”). Because our Net RINs Obligations exceed the RINs we are able to generate annually on a consolidated basis, and because we have the legal ability to transfer RINs generated or purchased through any of our entities to our obligated parties as needed, we view and manage the Company’s individual Net RINs Obligations, as well as any non-obligated party RINs holdings, on a consolidated basis. Therefore, the sum of our individual obligated parties’ Net RINs Obligations as well as RINs held by our non-obligated parties which meet our recognition criteria, comprises the Company’s “Consolidated Net RINs Obligation.” For all periods presented in these consolidated financial statements, the individual obligation relating to a specific category and vintage requirements under RFS-2 comprising our Consolidated Net RINs Obligation are subject to market risk and meet the criteria set forth above. Therefore, we have elected to apply the fair value option to our Consolidated Net RIN Obligation, using the fair value guidance provided by ASC 820. Recognition of production-related RINs Obligation expense reflects the accrual of our RINs Obligation based on the current period production using current market price of RINs. We record fair value adjustments to the RINs Obligation to reflect the ending market price of the underlying RINs relating to RINs Obligation incurred on previous production that is still outstanding. We also may have changes in fair value attributable to changes in other observable market inputs, such as changes in volumetric expectations for obligation years where the volumetric rates have not yet been enacted. Therefore, fair value adjustments represent adjustments for changes in observable inputs from what they were when we initially incurred and recorded the obligation.
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

F-16 |

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

F-17 |

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
We sale crude barrels through supply agreements predominantly in the gulf coast region. The transaction price for these products is based on contractual rates. Revenue is recognized based on consideration specified in such agreements when performance obligations are satisfied by transferring control of crude oil to the customer.
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

F-18 |

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
Income Taxes
Income taxes are accounted for under the provisions of ASC 740, Income Taxes ("ASC 740"). This standard generally requires Delek to record deferred income taxes for the differences between the book and tax basis of its assets and liabilities, which are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income tax expense or benefit represents the net change during the year in our deferred income tax assets and liabilities, exclusive of the amounts held in other comprehensive income.

F-19 |

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
New Accounting Pronouncements Adopted During 2023
ASU 2023-03 , Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)
In July 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement-Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation-Stock Compensation (Topic 718) (“ASU 2023-03”). This ASU amends or supersedes various SEC paragraphs within the FASB Accounting Standards Codification to conform to past SEC announcements and guidance issued by the SEC. ASU 2023-03 does not provide any new guidance, so there is no transition or effective date. ASU 2023-03 did not have a material impact on our consolidated financial statements.

F-20 |

Accounting Pronouncements Not Yet Adopted
ASU 2023-09, Income Taxes(Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09 Income Taxes(Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). The standard is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements, but does not currently expect adopting this new guidance will have a material impact on our consolidated financial statements and related disclosures.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the chief decision maker ("CODM") and included within each reported measure of a segment's profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 should not have a material impact on our consolidated financial statements. See Note 4 for further information.
ASU 2023-06, Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative
In October 2023, the FASB issued ASU 2023-06 Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). The main provision of ASU 2023-06 is to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC's regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated statements, but does not currently expect adopting this new guidance will have a material impact on our consolidated financial statements and related disclosures.
3. Acquisitions
Delek Delaware Gathering (formally 3 Bear)
On June 1, 2022, DKL Delaware Gathering, LLC, a subsidiary of the Delek Logistics, acquired 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC ("3 Bear") from 3 Bear Energy – New Mexico LLC, (subsequently renamed to Delek Delaware Gathering ("Delaware Gathering")), related to their crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico (the "Delaware Gathering Acquisition"). The purchase price for Delaware Gathering was $628.3 million. The Delaware Gathering Acquisition was financed through a combination of cash on hand and borrowings under the Delek Logistics' Revolving Facility (as discussed in Note 10 of these consolidated financial statements).
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

F-21 |

Purchase Price Allocation
The following table summarizes the final fair values of assets acquired and liabilities assumed in the Delaware Gathering Acquisition as of June 1, 2022 (in millions):

Assets acquired:
Cash and cash equivalents	$2.7
Accounts receivables, net	28.9
Inventories	1.8
Other current assets	1.0
Property, plant and equipment	382.8
Operating lease right-of-use assets	7.4
Goodwill	14.8
Other intangibles, net	223.5
Other non-current assets	0.5
Total assets acquired	663.4

Liabilities assumed:
Accounts payable	8.0
Accrued expenses and other current liabilities	22.4
Current portion of operating lease liabilities	1.0
Asset retirement obligations	2.3
Operating lease liabilities, net of current portion	1.4
Total liabilities assumed	35.1
Fair value of net assets acquired	$628.3

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
The accounting policies of the reporting segments are the same as those described in Note 2, except that the disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The CODM evaluates performance based upon EBITDA attributable to Delek. We define EBITDA attributable to Delek for any period as net income (loss) attributable to Delek plus interest expense, income tax expense (benefit), depreciation and amortization. Segment EBITDA should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income (loss), which is the most directly comparable financial measure to EBITDA that is in accordance with U.S. GAAP. Segment EBITDA, as determined and measured by us, should also not be compared to similarly titled measures reported by other companies.
Assets by segment are not a measure used to assess the performance of the Company by the CODM and thus are not disclosed.
Refining Segment
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel and aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment includes the following:
•Tyler, Texas refinery (the "Tyler refinery");
•El Dorado, Arkansas refinery (the "El Dorado refinery");
•Big Spring, Texas refinery (the "Big Spring refinery"); and
•Krotz Springs, Louisiana refinery (the "Krotz Springs refinery").
As of December 31, 2023, the refining segment also owns and operates three biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi. The biodiesel industry has historically been substantially aided by federal and state tax incentives. One tax incentive program that has been significant to our renewable fuels facilities is the federal blender's tax credit (also known as the biodiesel tax credit or "BTC"). The BTC provides a $1.00 refundable tax credit per gallon of pure

F-22 |

biodiesel to the first blender of biodiesel with petroleum-based diesel fuel. The blender's tax credit was originally set to expire December 31, 2022, but was extended through December 31, 2024. In addition, the refining segment also includes our wholesale crude operations.
On May 7, 2020, we sold our equity interests in Alon Bakersfield Property, Inc., an indirect wholly-owned subsidiary that owns the non-operating refinery located in Bakersfield, California, to a subsidiary of Global Clean Energy Holdings, Inc. (“GCE”). As part of the transaction, GCE granted a call option to Delek to acquire up to a 33 1/3% limited member interest in the acquiring subsidiary of GCE for up to $13.3 million, subject to certain adjustments. Such option is exercisable by Delek through the 90th day after GCE demonstrates commercial operations, as contractually defined which has not yet occurred as of December 31, 2023.
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
Logistics Segment
Our logistics segment owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. The logistics segment generates revenue by charging fees for gathering, transporting and storing crude oil and natural gas, marketing, distributing, transporting and storing intermediate and refined products and disposing and recycling water in select regions of the southeastern United States, the Delaware Basin in New Mexico and West Texas for our refining segment and third parties, and sales of wholesale products in the West Texas market. The operating results and assets acquired in the Delaware Gathering Acquisition have been included in the logistics segment beginning on June 1, 2022.
Retail Segment
Our retail segment includes the operations of owned and leased convenience store sites located primarily in West Texas and New Mexico. These convenience stores typically offer various grades of gasoline and diesel under the Alon or Delek brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money grams to the public, primarily under the 7-Eleven and DK or Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information. We operated 250 and 249 stores as of December 31, 2023 and 2022, respectively. In November 2018, we terminated the license agreement with 7-Eleven, Inc. According to the terms of such agreement and subsequent amendments, all 7-Eleven branding was removed on a store-by-store basis by December 31, 2023.
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

F-23 |

Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by EBITDA for the year ended indicated (in millions):

	Year Ended December 31, 2023
(In millions)	Refining	Logistics (1)	Retail	Corporate, Other and Eliminations (2)	Consolidated
Net revenues (excluding intercompany fees and revenues)	$15,578.1	$456.6	$882.7	$—	$16,917.4
Inter-segment fees and revenues	828.8	563.8	—	(1,392.6)	—
Total revenues	$16,406.9	$1,020.4	$882.7	$(1,392.6)	$16,917.4

Segment EBITDA attributable to Delek	$529.4	$363.0	$46.9	$(244.6)	$694.7
Depreciation and amortization	(234.2)	(92.4)	(12.1)	(12.9)	(351.6)
Interest expense, net	(42.3)	(143.2)	(0.2)	(132.5)	(318.2)
Income tax expense					(5.1)
Net income attributable to Delek					$19.8

Income from equity method investments	$(0.6)	$(31.4)	$—	$(54.2)	$(86.2)
Capital spending (3)	$246.9	$81.3	$29.8	$31.1	$389.1

	Year Ended December 31, 2022
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$18,730.9	$557.0	$956.9	$1.0	$20,245.8
Inter-segment fees and revenues	1,032.1	479.4	—	(1,511.5)	—
Total revenues	$19,763.0	$1,036.4	$956.9	$(1,510.5)	$20,245.8

Segment EBITDA attributable to Delek	$719.1	$304.8	$44.1	$(264.7)	$803.3
Depreciation and amortization	(205.4)	(63.0)	(12.0)	(6.6)	(287.0)
Interest expense, net	(4.1)	(82.3)	0.5	(109.4)	(195.3)
Income tax expense					(63.9)
Net income attributable to Delek					$257.1

Income from equity method investments	$(1.0)	$(31.7)	$—	$(25.0)	$(57.7)
Capital spending (excluding business combinations) (3)	$138.0	$130.7	$34.2	$40.2	$343.1

	Year Ended December 31, 2021
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$9,564.9	$282.1	$797.4	$3.8	$10,648.2
Inter-segment fees and revenues	702.9	418.8	—	(1,121.7)	—
Total revenues	$10,267.8	$700.9	$797.4	$(1,117.9)	$10,648.2

Segment EBITDA attributable to Delek	$69.2	$258.0	$51.1	$(147.3)	$231.0
Depreciation and amortization	(198.7)	(42.8)	(12.7)	(10.4)	(264.6)
Interest expense, net	17.4	(50.2)	—	(103.9)	(136.7)
Income tax benefit					42.0
Net loss attributable to Delek					$(128.3)

Income from equity method investments	$(0.7)	$(24.6)	$—	$7.0	$(18.3)
Capital spending (3)	$172.4	$27.5	$5.1	$22.1	$227.1
(1) Includes a $14.8 million goodwill impairment charge. Refer to Note 16 - Goodwill and Intangible Assets for further information.
(2) Includes a $23.1 million right-of-use asset impairment charge. Refer to Note 19 - Restructuring and Other Charges for further information.
(3) Capital spending includes additions on an accrual basis.

F-24 |

5. Earnings Per Share
Basic earnings per share (or "EPS") is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income, as adjusted for changes to income that would result from the assumed settlement of the dilutive equity instruments included in diluted weighted average common shares outstanding, by the diluted weighted average common shares outstanding. For all periods presented, we have outstanding various equity-based compensation awards that are considered in our diluted EPS calculation (when to do so would be dilutive), and is inclusive of awards disclosed in Note 20 to these consolidated financial statements. For those instruments that are indexed to our common stock, they are generally dilutive when the market price of the underlying indexed share of common stock is in excess of the exercise price.
The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended December 31,
	2023	2022	2021
Numerator:
Numerator for EPS
Net income (loss)	$46.7	$290.5	$(95.3)
Less: Income attributed to non-controlling interest	26.9	33.4	33.0
Numerator for basic and diluted EPS attributable to Delek	$19.8	$257.1	$(128.3)

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	65,406,089	70,789,458	73,984,104
Dilutive effect of stock-based awards	569,212	726,903	—
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	65,975,301	71,516,361	73,984,104

EPS:
Basic income (loss) per share	$0.30	$3.63	$(1.73)
Diluted income (loss) per share	$0.30	$3.59	$(1.73)

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	1,718,880	2,299,660	2,988,718
Antidilutive due to loss	—	—	598,775
Total antidilutive stock-based compensation	1,718,880	2,299,660	3,587,493

6. Delek Logistics
Delek Logistics is a publicly traded limited partnership formed by Delek in 2012 that owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of December 31, 2023, we owned a 78.7% interest in Delek Logistics, consisting of 34,311,278 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying consolidated balance sheets.
In September 2023, Delek Logistics filed a shelf registration statement, which subsequently became effective, with the SEC for the proposed re-sale or other disposition from time to time by Delek of up to 13.6 million common limited partner units representing our limited partner interests in Delek Logistics. No units were sold for the year ended December 31, 2023.
On November 14, 2022, Delek Logistics entered into an Equity Distribution Agreement with RBC Capital Markets, LLC (the “Manager”) under which we may issue and sell, from time to time, to or through the Manager, as sales agent and/or principal, as applicable, common units representing limited partner interests, having an aggregate offering price of up to $100.0 million. The Equity Distribution Agreement provides us the right, but not the obligation, to sell common units in the future, at prices we deem appropriate. The net proceeds from any sales under this agreement will be used for general partnership purposes. For the year ended December 31, 2022, we sold 59,192 common units under the Equity Distribution Agreement for net proceeds of $3.1 million. Underwriting discounts were immaterial. No common units were sold for the year ended December 31, 2023.

F-25 |

On June 1, 2022, DKL Delaware Gathering, LLC, a subsidiary of Delek Logistics, completed the Delaware Gathering Acquisition related to crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin in New Mexico. The purchase price was $628.3 million. See Note 3 - Acquisitions for additional information.
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

	As of December 31, 2023	As of December 31, 2022
ASSETS
Cash and cash equivalents	$3.8	$8.0
Accounts receivable	41.1	53.3
Accounts receivable from related parties	28.4	—
Inventory	2.3	1.5
Other current assets	0.7	2.4
Property, plant and equipment, net	936.2	924.0
Equity method investments	241.3	257.0
Operating lease right-of-use assets	19.0	24.8
Goodwill	12.2	27.1
Intangible assets, net	343.0	364.8
Other non-current assets	14.2	16.4
Total assets	$1,642.2	$1,679.3
LIABILITIES AND DEFICIT
Accounts payable	$26.3	$57.4
Accounts payable to related parties	—	6.1
Current portion of long-term debt	30.0	15.0
Current portion of operating lease liabilities	6.7	8.0
Accrued expenses and other current liabilities	27.6	19.7
Long-term debt	1,673.8	1,646.6
Asset retirement obligations	10.0	9.3
Operating lease liabilities, net of current portion	8.3	12.1
Other non-current liabilities	21.4	15.8
Deficit	(161.9)	(110.7)
Total liabilities and deficit	$1,642.2	$1,679.3

7. Equity Method Investments
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
Distributions received from WWP are first applied to service the debt of HoldCo's wholly owned finance LLC, with excess distributions being

F-26 |

made to the HoldCo members as provided for in the W2W Holdings LLC Agreement and as allowed for under its debt agreements. The obligations of the HoldCo members under the W2W Holdings LLC Agreement are guaranteed by the parents of the member entities.
As of December 31, 2023, except for the guarantee of member obligations under the joint venture, we do not have other guarantees with or to HoldCo, nor any third-party associated with HoldCo contracted work. The Company's maximum exposure to any losses incurred by HoldCo is limited to its investment.
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
As of December 31, 2023 and December 31, 2022, Delek's HoldCo investment balance totaled $51.4 million and $49.0 million, respectively.
Delek Logistics Investments
Delek Logistics has a 33% membership interest in Red River Pipeline Company LLC (“Red River”), which owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. As of December 31, 2023 and December 31, 2022, Delek's investment balance in Red River totaled $141.1 million and $149.6 million, respectively.
In addition to Red River, Delek Logistics has two other pipeline joint ventures in which we own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system. As of December 31, 2023 and December 31, 2022, Delek Logistics' investment balance in these joint ventures was $100.3 million and $107.4 million.
Other Investments
In addition to our pipeline joint ventures, we also have a 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S., as well as a 50% interest in a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in Arkansas. As of December 31, 2023 and December 31, 2022, Delek's investment balance in these joint ventures was $67.9 million and $53.7 million, respectively.
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
The following table presents the components of inventory for each period presented:

	Titled Inventory	Inventory Intermediation Agreement (1)	Total
December 31, 2023
Feedstocks, raw materials and supplies	$250.2	$116.9	$367.1
Refined products and blendstock	278.6	304.8	583.4
Merchandise inventory and other	31.4	—	31.4
Total	$560.2	$421.7	$981.9

December 31, 2022
Feedstocks, raw materials and supplies	$479.7	$163.8	$643.5
Refined products and blendstock	490.8	354.8	845.6
Merchandise inventory and other	29.4	—	29.4
Total	$999.9	$518.6	$1,518.5
(1) Refer to Note 9 - Inventory Intermediation Obligations for further information.

F-27 |

At December 31, 2023, we recorded a pre-tax inventory valuation reserve of $11.6 million due to a market price decline below our cost of certain inventory products. At December 31, 2022, we recorded a pre-tax inventory valuation reserve of $11.2 million For the years ended December 31, 2023, 2022 and 2021, we recognized a net reduction (increase) in cost of materials and other in the accompanying consolidated statements of income related to the change in pre-tax inventory valuation of $(0.4) million, $(1.9) million and $(8.5) million, respectively.
9. Inventory Intermediation Obligations
The following table summarizes our outstanding obligations under our Inventory Intermediation Agreement and Supply and Offtake Agreements:

	As of December 31, 2023	As of December 31, 2022
Obligations under Inventory Intermediation Agreement
Obligations related to Base Layer Volumes	$407.2	$491.8
Current portion	0.4	49.9
Total obligations under Inventory Intermediation Agreement	$407.6	$541.7
Other (receivable) payable for monthly activity true-up	$(9.3)	$5.6
Obligations under Supply and Offtake Agreements
Other (receivable) payable for monthly activity true-up	$—	$(34.9)
Included in the Inventory Intermediation Agreement and Supply and Offtake Agreements are cost of financing associated with the value of the inventory and other periodic charges, which we include in interest expense, net in the consolidated statements of income. In addition to the cost of financing charges, we have other intermediation fees which include market structure settlements, where we may pay or receive amounts based on market conditions and volumes subject to the intermediation agreement. These market structure settlements are recorded in cost of materials and other in the consolidated statements of income. The following table summarizes these fees:

	Year Ended December 31,
	2023	2022	2021
Net fees and expenses:
Inventory intermediation fees	$75.5	$62.0	$13.0
Interest expense, net	$61.4	$23.4	$18.1
Inventory Intermediation Agreement
On December 22, 2022, Delek entered into the Inventory Intermediation Agreement with Citi in connection with DKTS, an indirect subsidiary of Delek. Pursuant to the Inventory Intermediation Agreement, Citi will (i) purchase from and sell to DKTS crude oil and other petroleum feedstocks in connection with refining processing operations at El Dorado, Big Spring, and Krotz Springs, (ii) purchase from and sell to DKTS all refined products produced by such refineries other than certain excluded products and (iii) in connection with such purchases and sales, DKTS will enter into certain market risk hedges in each case, on the terms and subject to certain conditions. The Inventory Intermediation Agreement results in up to $800 million of working capital capacity for DKTS.
On December 21, 2023, DKTS amended the Inventory Intermediation Agreement to among other things, (i) extend the term of the Inventory Intermediation Agreement from December 30, 2024 to January 31, 2026, (ii) reduce Citi’s unilateral term extension option from a twelve month extension period to a six month extension period and (iii) increase the amount of the payment deferral mechanism from $70 million to $250 million. As of December 31, 2023 and 2022, we had letters of credit outstanding of $230.0 million and $115.0 million, respectively, supporting the Inventory Intermediation Agreement.
Prior to December 30, 2022, Delek had Supply and Offtake Agreements with J. Aron. The Inventory Intermediation Agreement replaced the Supply and Offtake Agreements that expired on December 30, 2022.
The Inventory Intermediation Agreement provides for the lease to Citi of crude oil and refined product storage facilities. At the inception of the Inventory Intermediation Agreement, we transferred title to a certain number of barrels of crude and other inventories to Citi, and the Inventory Intermediation Agreement requires the repurchase of the remaining inventory (including certain "Base Layer Volumes") at termination. As of December 31, 2023 and December 31, 2022, the volumes subject to the Inventory Intermediation Agreement totaled 5.4 million barrels and 6.3 million barrels, including Base Layer Volumes associated with our non-current inventory intermediation obligation of 5.5 million barrels.
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

F-28 |

Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other in the consolidated statements of income. With respect to the repurchase obligation, we recognized gains attributable to changes in fair value due to commodity-index price totaling $71.8 million during the year ended December 31, 2023. For the year ended December 31, 2022 there were no gains (losses) recognized due to the change in fair value.
Supply & Offtake Agreements
Prior to December 30, 2022, Delek was a party to Supply and Offtake Agreements with J. Aron in connection with its El Dorado, Big Spring and Krotz Springs refineries. Pursuant to the Supply and Offtake Agreements, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market prices, crude oil for processing at these refineries and (ii) we agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced at these refineries. The repurchase of Baseline Volumes at the end of the Supply and Offtake Agreement term (representing the "Baseline Step-Out Liability" or, collectively, the "Baseline Step-Out Liabilities") continued to be recorded at fair value under the fair value election included under ASC 815 and ASC 825. The Baseline Step-Out Liabilities had a floating component whose fair value reflected changes to commodity price risk with changes in fair value recorded in cost of materials. For the years ended December 31, 2022 and 2021, we recognized gains in cost of materials and other attributable to changes in fair value due to commodity-index price totaling $63.0 million and $105.5 million, respectively. As of December 31, 2022, we had letters of credit outstanding of $70.0 million supporting the Supply and Offtake Agreements.
10. Long-Term Obligations
Outstanding borrowings under debt instruments are as follows (in millions):

	December 31, 2023	December 31, 2022
Delek Revolving Credit Facility	$—	$450.0
Delek Term Loan Credit Facility	940.5	950.0
Delek Logistics Revolving Facility	780.5	720.5
Delek Logistics Term Loan Facility	281.3	300.0
Delek Logistics 2025 Notes	250.0	250.0
Delek Logistics 2028 Notes	400.0	400.0
United Community Bank Revolver	5.0	50.0
Principle amount of long-term debt	2,657.3	3,120.5
Less: Unamortized discount and deferred financing costs	(57.5)	(66.8)
Total debt, net of unamortized discount and deferred financing costs	2,599.8	3,053.7
Less: Current portion of long-term debt	44.5	74.5
Long-term debt, net of current portion	$2,555.3	$2,979.2

Delek Term Loan Credit Facility
On November 18, 2022, Delek entered into an amended and restated term loan credit agreement (the "Delek Term Loan Credit Facility") providing for a senior secured term loan facility in an initial principal of $950.0 million at a discount of 4.00%. This senior secured facility allows for $400.0 million in incremental loans subject to certain restrictions. Repayment terms include quarterly principal payments of $2.4 million with the balance of principal due on November 19, 2029. At Delek’s option, borrowings bear interest at either the Adjusted Term Secured Overnight Financing Rate ("SOFR") or base rate as defined by the agreement, plus an applicable margin of 2.50% per annum with respect to base rate borrowings and 3.50% per annum with respect to SOFR borrowings. At December 31, 2023 and December 31, 2022, the weighted average borrowing rate was approximately 8.96% and 7.92%; respectively. The effective interest rate was 10.19% as of December 31, 2023.

F-29 |

Delek Logistics Term Loan Facility
On October 13, 2022, Delek Logistics entered into senior secured term loan with an original principal of $300.0 million ("the Delek Logistics Term Loan Facility"). On November 6, 2023, Delek Logistics entered into a First Amendment, a Second Amendment and a Third Amendment to the Delek Logistics Credit Facility (together, the “Amendments”) to extend the maturity of the Delek Logistics Term Loan Facility to April 15, 2025. In addition, the Amendments added a maturity acceleration clause which will accelerate the maturity of the Delek Logistics Term Loan Facility to 180 days prior to the stated maturity date of the Delek Logistics 2025 Notes if any of the Delek Logistics 2025 Notes remain outstanding on that date. As of December 31, 2023, the Delek Logistics Term Facility was classified as long-term in the accompanying consolidated balance sheets as Delek Logistics currently has the ability and intent to refinance the 2025 Notes on a long-term basis through available capacity under the Delek Logistics Revolving Facility and other funding sources. This senior secured facility required four quarterly amortization payments of $3.8 million in 2023, requires four quarterly amortization payments of $7.5 million in 2024 and one quarterly amortization payment of $7.5 million in 2025 with final maturity and principal due on April 15, 2025. At Delek Logistics' option, borrowings bear interest at either the SOFR or U.S. dollar prime rate, plus an applicable margin. The applicable margin is 2.50% for the first year and 3.00% for the second year for U.S. dollar primate rate borrowings. SOFR borrowings include a credit spread adjustment of 0.10% to 0.25% plus an applicable margin of 3.50% for the first year and 4.00% for the second year. At December 31, 2023 and December 31, 2022, the weighted average borrowing rate was approximately 9.46% and 7.92%, respectively. The effective interest rate was 9.93% as of December 31, 2023.
Revolving Credit Facilities
Available capacity and amounts outstanding for each of our revolving credit facilities as of December 31, 2023 are shown below (in millions):

	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Maturity Date
Delek Revolving Credit Facility (1)	$1,100.0	$—	$305.5	$794.5	October 26, 2027
Delek Logistics Revolving Facility (2)	$1,050.0	$780.5	$—	$269.5	October 13, 2027
United Community Bank Revolver (3)	$25.0	$5.0	$—	$20.0	June 30, 2024

(1) Total capacity includes letters of credit up to $500.0 million. This facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.30% per annum. Interest is measured at either the SOFR, base rate, or Canadian dollar bankers’ acceptances rate (“CDOR”), plus an applicable margin of 0.25% to 0.75% per annum with respect to base rate borrowings or 1.25% to 1.75% per annum with respect to SOFR and CDOR. As of December 31, 2022, the weighted average interest rate was 5.67%.

(2) The Delek Logistics Revolving Facility's maturity date will accelerate to 180 days prior to the stated maturity date of the Delek Logistics 2025 Notes if any of the Delek Logistics 2025 Notes remain outstanding on that date. As of December 31, 2023, the Delek Logistics Revolving Facility was classified as long-term in the accompanying consolidated balance sheets as Delek Logistics currently has the ability and intent to refinance the 2025 Notes on a long-term basis through available capacity under the Delek Logistics Revolving Facility and other funding sources. Total capacity includes letters of credit up to $115.0 million and $25.0 million for swing line loans. This facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.50% per annum. Interest is measured at either the U.S. dollar prime rate plus an applicable margin of 1.00% to 2.00% depending on Delek Logistics’ leverage ratio, or a SOFR rate plus a credit spread adjustment of 0.10% to 0.25% and an applicable margin ranging from 2.00% to 3.00% depending on the leverage ratio. As of December 31, 2023 and December 31, 2022, the weighted average interest rate was 8.46% and 7.55%, respectively.

(3) Interest is measured as a variable rate equal to the Wall Street Journal Prime Rate minus 0.75%. Requires a quarterly fee of 0.25% per year on the average unused revolving commitment. The weighted average borrowing rate as of December 31, 2023 and December 31, 2022 was 7.75% and 6.75%, respectively.

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
Delek Logistics 2025 Notes
In May 2018, Delek Logistics and Finance Corp. issued general unsecured senior obligations comprised of $250.0 million in aggregate principal of 6.75% senior notes maturing on May 15, 2025 ("the Delek Logistics 2025 Notes"). The Delek Logistics 2025 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics' existing subsidiaries (other than Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics' future subsidiaries. Interest is payable semi-annually in arrears on May 15 and November 15. As of December 31, 2023, the effective interest rate was 7.19%.
All of the Delek Logistics 2025 Notes are currently redeemable, subject to certain conditions and limitations, at a redemption price of 100.00% of the redeemed principal for the twelve-month period beginning on May 15, 2023 and thereafter, plus accrued and unpaid interest, if any.

F-30 |

In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the Delek Logistics 2025 Notes from holders at a price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest.
Delek Logistics 2028 Notes
On May 24, 2021, Delek Logistics and Finance Corp. issued general unsecured senior obligations comprised of $400.0 million in aggregate principal amount of 7.125% senior notes maturing June 1, 2028 ("the Delek Logistics 2028 Notes"). The Delek Logistics 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries (other than Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. Interest is payable semi-annually in arrears on June 1 and December 1. As of December 31, 2023, the effective interest rate was 7.39%.
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
Restrictive Terms and Covenants
Under the terms of our debt facilities, we are required to comply with usual and customary financial and non-financial covenants. Certain of our debt facilities contain limitations on future transactions such as incurrence of additional indebtedness, investments, affiliate transactions, asset acquisitions or dispositions, and dividends or distributions. As of December 31, 2023, we were in compliance with covenants on all of our debt instruments.
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of assets. As of December 31, 2023, we had no subsidiaries with restricted net assets which would prohibit earnings from being transferred to the parent company for its use.
Future Maturities
Principal maturities of Delek's third-party debt instruments for the next five years and thereafter are as follows (in millions):

Year Ended December 31,	Total
2024	$44.5
2025	510.8
2026	9.5
2027	790.0
2028	409.5
Thereafter	893.0
Total	$2,657.3

F-31 |

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
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as NPNS pursuant to ASC 815. If we elect the NPNS exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. Our Canadian crude trading operations are accounted for as derivative instruments, and the related unrealized and realized gains and losses are recognized in other operating income, net on the consolidated statements of income. Additionally, as of and for the year ended December 31, 2023, other forward contracts accounted for as derivatives that are specific to managing crude costs rather than for trading purposes are recognized in cost of materials and other on the consolidated statements of income in our refining segment, and are included in our disclosures of commodity derivatives in the tables below.
Futures, swaps or other commodity related derivative instruments that are utilized to specifically provide economic hedges on our Canadian forward contract or investment positions are recognized in other operating income, net because that is where the related underlying transactions are reflected.
From time to time, we also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RINs commitment contracts meet the definition of derivative instruments under ASC 815, and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RINs commitment contracts are recorded in cost of materials and other on the consolidated statements of income. As of December 31, 2023, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
The following table presents the fair value of our derivative instruments as of December 31, 2023 and December 31, 2022. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our consolidated balance sheets. See Note 12 for further information regarding the fair value of derivative instruments (in millions).

		December 31, 2023		December 31, 2022
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives (1)	Other current assets	$6.6	$(7.1)	$217.1	$(204.4)
Commodity derivatives (1)	Other current liabilities	—	(0.8)	101.0	(129.5)
Commodity derivatives (1)	Other long-term assets	—	—	1.1	(0.8)
RINs commitment contracts (2)	Other current assets	—	—	9.7	—
RINs commitment contracts (2)	Other current liabilities	—	(3.1)	—	(6.6)
Total gross fair value of derivatives		6.6	(11.0)	328.9	(341.3)
Less: Counterparty netting and cash collateral (3)		5.3	(7.1)	306.2	(320.0)
Total net fair value of derivatives		$1.3	$(3.9)	$22.7	$(21.3)

F-32 |

(1)As of December 31, 2023 and December 31, 2022, we had open derivative positions representing 55,336,870 and 154,263,020 barrels, respectively, of crude oil and refined petroleum products. Additionally, as of December 31, 2022, we had open derivative positions representing 2,310,000 million British Thermal Units ("MMBTU"), respectively, of natural gas products. We had no open derivative positions of natural gas products as of December 31, 2023.
(2)As of December 31, 2023 and December 31, 2022, we had open RINs commitment contracts representing 41,636,461 and 259,022,967 RINs, respectively.
(3)As of December 31, 2023 and December 31, 2022, $1.8 million and $13.8 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our non-trading commodity derivatives and RINs commitment contracts recorded in the consolidated statements of income are as follows (in millions) (2):

	Year Ended December 31,
	2023	2022	2021
Gains (losses) on hedging derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$(68.6)	$(38.0)	$37.7
Gains (losses) on non-trading physical forward contract commodity derivatives in cost of materials and other	(2.4)	9.0	(6.6)
Losses on hedging derivatives not designated as hedging instruments recognized in operating expenses	—	(1.7)	—
Realized gains reclassified out of accumulated other comprehensive income and into cost of materials and other on commodity derivatives designated as cash flow hedging instruments	—	—	0.2
Total gains (losses)	$(71.0)	$(30.7)	$31.3
(1) Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized (losses) gains of $(15.3) million, $(15.4) million and $7.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)    See separate table below for disclosures about "trading derivatives."

Total gains (losses) on our trading derivatives (none of which were designated as hedging instruments) recorded in other operating (income) expense, net on the consolidated statements of income are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021

Trading Physical Forward Contract Commodity Derivatives
Realized gains	$8.3	$16.1	$6.5
Unrealized gains (losses)	0.2	(0.4)	—
Total	$8.5	$15.7	$6.5

Trading Hedging Commodity Derivatives
Realized (losses) gains	$(1.9)	$13.5	$3.3
Unrealized gains (losses)	2.3	(18.5)	16.2
Total	$0.4	$(5.0)	$19.5

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

F-33 |

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
Our environmental credits obligation includes the Consolidated Net RINs Obligation, as well as other environmental credit obligation positions subject to fair value accounting pursuant to our accounting policy (see Note 2). The environmental credits obligation is categorized as Level 2, if measured at fair value either directly through observable inputs or indirectly through market-corroborated inputs, and gains (losses) related to changes in fair value are recorded as a component of cost of materials and other in the consolidated statements of income. With respect to our Consolidated Net RINs Obligation, we recognized losses on changes in fair value totaling $(1.8) million and $(61.2) million for the years ended December 31, 2023 and 2022, respectively, primarily attributable to changes in the market prices of the underlying credits that occurred at the end of each quarter. For the year ended December 31, 2021, we recognized gains (losses) on changes in fair value totaling $(44.5) million, which was attributable to changes in estimated volume requirements related to the 2021 RINs Obligation to reflect the December 2021 Proposed EPA Rule (where a rule regarding 2021 requirements had not been previously enacted) as well as to quarterly changes in the market prices of the underlying credits.
As of and for the years ended December 31, 2023 and 2022, we elected to account for our Inventory Intermediation step-out liability and our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. With respect to the Inventory Intermediation Agreement and the amended and restated Supply and Offtake Agreements, we apply fair value measurement as follows: (1) we determine fair value for our amended variable step-out liability based on changes in fair value related to market volatility based on a floating commodity-index price, and for our amended fixed step-out liability based on changes to interest rates and the timing and amount of expected future cash settlements where such obligation is categorized as Level 2. Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other, and changes in fair value due to interest rate risk are recorded as a component of interest expense in the consolidated statements of income; and (2) we determine fair value of the commodity-indexed revolving over/short inventory financing liability based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2 and is presented in the current portion of the obligation under Inventory Intermediation Agreement on our consolidated balance sheets. Gains (losses) related to the change in fair value are recorded as a component of cost of materials and other in the consolidated statements of income. See Note 9 for discussion of gains and losses recognized from changes in fair value.
The fair value of the Delek Logistics 2028 Notes is measured based on quoted market prices in an active market, defined as Level 1 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $400.0 million and $380.4 million, respectively, as of December 31, 2023, and $400.0 million and $359.7 million, respectively, at December 31, 2022.

F-34 |

The fair value approximates the historical or amortized cost basis comprising our carrying value for all other financial instruments and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$6.6	$—	$6.6
RINs commitment contracts	—	—	—	—
Total assets	—	6.6	—	6.6
Liabilities
Commodity derivatives	—	(7.9)	—	(7.9)
RINs commitment contracts	—	(3.1)	—	(3.1)
Environmental credits obligation deficit	—	(39.6)	—	(39.6)
Inventory Intermediation Agreement obligation	—	(407.6)	—	(407.6)
Total liabilities	—	(458.2)	—	(458.2)
Net liabilities	$—	$(451.6)	$—	$(451.6)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$319.2	$—	$319.2
RINs commitment contracts	—	9.7	—	9.7
Total assets	—	328.9	—	328.9
Liabilities
Commodity derivatives	—	(334.7)	—	(334.7)
RINs commitment contracts	—	(6.6)	—	(6.6)
Environmental credits obligation deficit	—	(295.5)	—	(295.5)
Inventory Intermediation Agreement obligation	—	(541.7)	—	(541.7)
Total liabilities	—	(1,178.5)	—	(1,178.5)
Net liabilities	$—	$(849.6)	$—	$(849.6)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of December 31, 2023 and December 31, 2022, $1.8 million and $13.8 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 11 for further information regarding derivative instruments.
Non-Recurring Fair Value Measurements
The Delaware Gathering Acquisition was accounted for as a business combination using the acquisition method of accounting, with the assets acquired and liabilities assumed at their respective acquisition date fair values at the closing date. The fair value measurements were based on a combination of valuation methods including discounted cash flows, the market approach and obsolescence adjusted replacement costs, all of which are Level 3 inputs. See Note 3 for further information.
During the year ended December 31, 2023, we recognized goodwill impairment based on fair value measurements utilized during our goodwill impairment testing. The fair value measurements were based on a combination of valuation methods including discounted cash flows, the guideline public company and guideline transaction methods, all of which are Level 3 inputs. See Note 16 for further information.
During the year ended December 31, 2023, we recognized right-of-use asset impairment based on fair value measurements utilized during our impairment testing. The fair value measurements were based on a combination of valuation methods including discounted cash flows, which includes estimates and assumptions for future sublease rental rates that reflect current sublease market conditions, as well as a discount rate, both of which are Level 3 inputs. See Note 23 for further information.

F-35 |

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
As of December 31, 2023, we have recorded an environmental liability of approximately $113.9 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $3.0 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
Included in our environmental liabilities as of both December 31, 2023 and December 31, 2022 is a liability totaling $78.5 million related to a property that we have historically operated as an asphalt and marine fuel terminal both as an owner and, subsequently, as a lessee under an in-substance lease agreement (the “License Agreement”). The License Agreement, which provided us the license to continue operating our asphalt and marine fuel terminal operations on the property for a term of ten years and expired in June 2020, also ascribed a contractual noncontingent indemnification guarantee to certain of our wholly-owned subsidiaries related to certain incremental environmental remediation activities, predicated on the completion of certain property development activities ascribed to the lessor. Our combined liability, comprised of our environmental liability plus the estimated fair value of the noncontingent guarantee liability, was recorded in connection with the Delek/Alon Merger, effective July 1, 2017. While the License Agreement expired in June 2020, it is currently being disputed in litigation where we have determined that no loss accrual is necessary and that the amount of incremental loss that is reasonably possible is immaterial as of December 31, 2023. Such ongoing dispute causes sufficient uncertainty around the release of risk and the appropriate joint and several liability allocations thereunder that we cannot currently determine a more reasonable estimate of the potential total contingent liability that is probable, nor do we have sufficient information to better estimate the fair value of any remaining noncontingent guarantee liability. As such, as of December 31, 2023 and December 31, 2022, except for accretion and expenditures, our combined environmental liability related to the terminal and property remained unchanged.
Environmental liabilities with payments that are fixed or reliably determinable have been discounted to present value at various rates depending on their expected payment stream. These discount rates vary from 1.51% to 2.84%. The table below summaries our environmental liability accruals (in millions):

	December 31,
	2023	2022
Discounted environmental liabilities	$36.0	$36.7
Undiscounted environmental liabilities	77.9	77.9
Total accrued environmental liabilities	$113.9	$114.6

F-36 |

As of December 31, 2023, the estimated future payments of environmental obligations for which discounts have been applied are as follows (in millions):

2024	$1.5
2025	1.5
2026	1.6
2027	1.6
2028	1.6
Thereafter	31.2
Discounted environmental liabilities, gross	39.0
Less: Discount applied	3.0
Discounted environmental liabilities	$36.0

We are also subject to various regulatory requirements related to carbon emissions and the compliance requirements to remit environmental credit obligations due to the EPA or other regulatory agencies, the most significant of which relates to the RINs Obligation subject to the EPA’s RFS-2 regulations (See Note 2 for further discussion). The RFS-2 regulations are highly complex and evolving, requiring us to periodically update our compliance systems. As part of our on-going monitoring and compliance efforts, on an annual basis, we engage a third party to perform procedures to review our RINs inventory, processes and compliance. The results of such procedures may include procedural findings but may also include findings regarding the usage of RINs to meet past obligations, the treatment of exported RINs, and the propriety of RINs on-hand and related adjustments to our RINs inventory, which (to the extent they are valued) offset our RINs Obligation. Such adjustments may also require communication with the EPA if they involve reportable non-compliance which could lead to the assessment of penalties. Based on management’s review completed during the second quarter 2021, we recorded a RINs inventory true-up adjustment totaling $(12.3) million which increased our recorded RINs Obligation. We have also self-reported our related instances of non-compliance to the EPA, and while we cannot yet estimate the extent of penalties that may be assessed, it is not expected to be material in relation to our total RINs Obligation.
In June 2022, the EPA finalized volumes for compliance years 2021 and 2022 under the RFS program, announced supplemental volume obligations for compliance years 2022 and 2023 and established new provisions of the RFS which addressed bio-intermediates. Additionally, the EPA denied the petitions for small refinery exemptions for prior period compliance years. In July 2023, the EPA announced final volume obligations for compliance years 2023, 2024 and 2025.

Other Losses and Contingencies
Delek maintains property damage insurance policies which have varying deductibles. Delek also maintains business interruption insurance policies, with varying coverage limits and waiting periods. Covered losses in excess of the deductible and outside of the waiting period will be recoverable under the property and business interruption insurance policies.
El Dorado Refinery Fire
On February 27, 2021, our El Dorado refinery experienced a fire in its Penex unit. Contrary to initial assessments, and despite occurring during the early stages of turnaround activity, the facility did suffer operational disruptions as a result of the fire. During the year ended December 31, 2021, we incurred workers' compensation losses of $3.8 million associated with the fire and accrued an additional $4.0 million for litigation, claims and assessments associated with the fire and in excess of insurance coverage, which are included in operating expenses in the consolidated statements of income. Additionally, we recognized accelerated depreciation of $1.0 million due to property damaged in the fire, which was recovered during 2021. An additional $7.4 million was recognized as a gain, in excess of these losses, during the year ended December 31, 2021. No expense was recorded related to the El Dorado refinery fire during the year ended December 31, 2022. During the year ended December 31, 2023, we recorded an additional $8.7 million for litigation, claims and assessments associated with the fire and are in excess of insurance coverage, which are included in operating expenses in the consolidated statements of income. In October 2023, we entered into a settlement agreement with six employees who were injured in the fire. Net impact to us after considering insurance coverage is approximately $10.0 million.
In addition, during the years ended December 31, 2023, 2022 and 2021, we recognized a gain of $1.1 million, $9.1 million and $8.8 million, respectively, related to business interruption claims. Such gain is included in insurance proceeds in the consolidated statements of income. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and may result in the future recognition of insurance recoveries.

F-37 |

Big Spring Refinery Fire
On November 29, 2022, our Big Spring refinery experienced a fire in its diesel hydrotreater unit. The facility suffered operational disruptions as a result of the fire. Accelerated depreciation due to property damaged in the fire was immaterial. We incurred repair costs that may be recoverable under property and casualty insurance policies and we submitted a claim in 2023. We recognized accelerated depreciation in 2022 due to property damaged in the fire, which was recovered during the year ended December 31, 2023. An additional $6.5 million was recognized as a gain, in excess of these losses, during the year ended December 31, 2023. This gain is included in insurance proceeds in the consolidated statements of income. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered property losses and potential insurance claims is ongoing and may result in the future recognition of insurance recoveries.
Winter Storm Uri
During February 2021, we experienced a severe weather event ("Winter Storm Uri") which temporarily impacted operations at all of our refineries. Due to the extreme freezing conditions, we experienced reduced throughputs at our refineries as there was a disruption in the crude supply, as well as damages to various units at our refineries requiring additional operating and capital expenditures. We recognized additional operating expenses in the amount of $17.5 million during the year ended December 31, 2021 due to property damaged in the freeze which was recovered during 2021. An additional $3.8 million and $5.0 million was recognized as a gain, in excess of these losses during the year ended December 31, 2023 and 2021, respectively. In addition, during the years ended December 31, 2023, 2022 and 2021, we also recognized a gain of $8.9 million, $22.0 million and $1.1 million, respectively, related to business interruption claims. Such gain is included in insurance proceeds in the consolidated statements of income. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and may result in additional future recognition of insurance recoveries.
Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets. There were no material releases that occurred during the years ended December 31, 2023 and 2022. For releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. We do not anticipate material costs associated with any fines or penalties or to complete activities that may be needed to achieve regulatory closure. Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our consolidated statements of income.
Asset Retirement Obligations
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations is as follows (in millions):

	December 31,
	2023	2022
Beginning balance	$41.8	$38.3
Liabilities identified	—	2.3
Liabilities settled	—	(0.1)
Accretion expense	1.5	1.3
Ending balance	$43.3	$41.8

14. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of Delek's deferred tax assets (liabilities) reported in the accompanying consolidated financial statements as of December 31, 2023 and 2022 were as follows (in millions):

F-38 |

	December 31,
	2023	2022
Non-Current Deferred Taxes:
Property, plant and equipment, and intangibles	$(266.2)	$(256.4)
Right-of-use asset	(32.8)	(38.7)
Partnership and equity investments	(196.7)	(189.1)
Total deferred tax liabilities	(495.7)	(484.2)
Interest expense limitation under 163j	71.6	24.4
Compensation and employee benefits	16.6	20.5
Net operating loss carryforwards	125.7	147.6
Tax credit carryforwards	5.8	6.3
Deferred revenues	18.7	20.0
Lease obligation	37.7	38.1
Reserves and accruals	34.7	32.1
Derivatives and hedging	1.4	3.2
Inventories	2.7	2.6
Total deferred tax assets	314.9	294.8
Valuation allowance	(83.3)	(73.0)
Total net deferred tax liabilities (1)	$(264.1)	$(262.4)
(1)     Total net deferred tax liabilities includes $4.1 million of state deferred tax assets recorded in other non-current assets in our consolidated balance sheet at December 31, 2022 and none for December 31, 2023.

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income was attributable to the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Provision (benefit) for federal income taxes at statutory rate	$10.9	$74.4	$(28.4)
State income tax benefit, net of federal tax provision	(3.2)	(15.0)	(1.9)
Income tax benefit attributable to non-controlling interest	(6.4)	(7.2)	(7.1)
Tax credits and incentives (1)	(9.5)	(7.1)	(8.6)
Changes in valuation allowance	10.3	14.0	4.0
Revaluation related to state legislative changes	(2.5)	—	—
Impact of stock compensation	1.6	0.9	1.6
Impact of officer's compensation	3.2	3.2	1.1
Other items	0.7	0.7	(2.7)
Income tax expense (benefit)	$5.1	$63.9	$(42.0)
(1)     Tax credits and incentives include work opportunity and research and development credits, as well as incentives for the Company’s biodiesel blending operations.

Income tax expense (benefit) was as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Current	$6.7	$2.3	$(3.1)
Deferred	(1.6)	61.6	(38.9)
	$5.1	$63.9	$(42.0)

We carry valuation allowances against certain state deferred tax assets and net operating losses that may not be recoverable with future taxable income. We also carry valuation allowances related to basis differences that may not be recoverable. During the years ended December 31, 2023 and 2022, we recorded an increase to the valuation allowance of $10.3 million and $14.0 million, respectively. The 2023 increase in the valuation allowance was primarily driven by changes in state attributes, whereas in 2022 the increase in the valuation allowance was primarily driven by changes in state attributes due to a legal entity restructuring that occurred during the fourth quarter of 2022.

F-39 |

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
Federal net operating loss and credit carryforwards at December 31, 2023 totaled $213.3 million and $3.2 million, respectively, a portion of which are subject to a valuation allowance. Federal net operating losses have an indefinite carryforward life, and federal tax credit carryforwards will begin expiring in 2028. State net operating loss and credit carryforwards at December 31, 2023 totaled $1,761.6 million and $2.3 million, respectively, a portion of which are subject to a valuation allowance. State net operating losses and tax credit carryforwards will begin expiring in 2024.
Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal income tax examinations by tax authorities for years through 2013. Pre-acquisition tax returns for Alon are closed for U.S. federal income tax examinations through the tax year ended December 31, 2016 as of December 31, 2023. On January 18, 2023, the Company received notice that the Congressional Joint Committee has completed its consideration of both Delek and Alon's income tax returns for 2016-2020 with no material adjustments identified. Alon USA Partners, LP is currently under audit by the IRS for tax year 2019. Delek is currently under audit in various states for tax years 2016 through 2019. No material adjustments have been identified at this time.
ASC 740 provides a recognition threshold and guidance for measurement of income tax positions taken or expected to be taken on a tax return. ASC 740 requires the elimination of the income tax benefits associated with any income tax position where it is not "more likely than not" that the position would be sustained upon examination by the taxing authorities.
Increases and decreases to unrecognized tax benefits, which includes interest and penalties, were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Balance at the beginning of the year	$7.0	$14.1	$9.6
Additions based on tax positions related to current year	4.3	0.9	4.2
Additions for tax positions related to prior years and acquisitions	0.2	0.1	1.7
Reductions for tax positions related to prior years	(0.2)	(6.5)	(0.3)
Reductions for tax positions related to lapse of applicable statute of limitations	(0.4)	(0.4)	(1.1)
Reductions for tax positions related to settlements with taxing authorities	—	(1.2)	—
Balance at the end of the year	$10.9	$7.0	$14.1

The amount of the unrecognized benefit above, that if recognized would change the effective tax rate, is $6.1 million and $6.1 million as of December 31, 2023 and 2022, respectively. The Company expects $4.0 million of the 2023 ending reserve to no longer be uncertain and rolled out of the reserve within the next twelve months.
Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. We recognized interest expense of $0.2 million, $0.1 million, and $0.3 million related to unrecognized tax benefits during the years ended December 31, 2023, 2022 and 2021, respectively. The total recognized liability for interest was $1.3 million and $1.3 million as of December 31, 2023 and 2022, respectively. Uncertain tax positions have been examined by Delek for any material changes in the next 12 months, and no material changes are expected.

F-40 |

15. Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 7). Transactions with our related parties were as follows for the periods presented (in millions):

	Year Ended December 31,
	2023	2022	2021
Revenues (1)	$105.2	$98.7	$71.4
Cost of materials and other (2)	$197.5	$117.4	$50.6
(1)Consists primarily of asphalt sales which are recorded in corporate, other and eliminations segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

16.  Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of the identifiable net assets acquired and is not amortized. Delek performs an annual assessment of whether goodwill retains its value. This assessment is done more frequently if indicators of potential impairment exist. We performed our annual goodwill impairment review in the fourth quarter of 2023, 2022 and 2021. This review was performed at the reporting unit level, which is at or one level below our operating segment. For a quantitative assessment, we estimated the value of each of our reporting units using a discounted cash flows ("DCF") analysis and a multiple of expected future cash flows, such as those used by third-party analysts. The DCF analysis included a market participant weighted average cost of capital, forecasted crack spreads, future volumes, gross margin, capital expenditures, and long-term growth rate based on historical information and our best estimate of future forecasts. The market approach involves significant judgment, including selection of an appropriate peer group, selection of valuation multiples, and determination of the appropriate weighting in our valuation model.
With respect to the goodwill associated with the reporting units within the logistics segment, we performed a quantitative assessment for our Delaware Gathering reporting unit and a qualitative assessment for our other reporting units. Our 2023 testing of goodwill did not identify any impairments other than our Delaware Gathering reporting unit, which reported a goodwill impairment charge of $14.8 million. The impairment was primarily driven by the significant increases in interest rates and timing of system connections with our producer customers. We performed a qualitative assessment in 2022 and 2021 for the reporting units within the logistics segment.
With respect to the goodwill associated with the reporting units within the refining and retail segments, we performed a qualitative assessment in 2023 and 2022 and a quantitative assessment in 2021.
For the year ended December 31, 2023, the annual impairment review resulted in an impairment charge of $14.8 million, which is included in asset impairment in the consolidated statements of income. For the years ended December 31, 2022 and 2021, there was no goodwill impairment charge.
A summary of our goodwill by segment is as follows (in millions):

		Refining	Logistics	Retail	Corporate, Other and Eliminations	Total
Gross goodwill balance		$801.3	$12.2	$42.2	$—	$855.7
Accumulated impairment losses		(126.0)		—	—	(126.0)
Balance,	December 31, 2021	675.3	12.2	42.2	—	729.7
Acquisition		—	14.8	—	—	14.8
Write-off goodwill associated with stores sold		—	—	(0.2)	—	(0.2)
Gross goodwill balance		801.3	27.0	42.0	—	870.3
Accumulated impairment losses		(126.0)	—	—	—	(126.0)
Balance,	December 31, 2022	675.3	27.0	42.0	—	744.3
Goodwill Impairment		—	(14.8)	—	—	(14.8)
Gross goodwill balance		801.3	27.0	41.9	—	870.2
Accumulated impairment losses		(126.0)	(14.8)	—	—	(140.8)
Balance,	December 31, 2023	$675.3	$12.2	$41.9	$—	$729.4

F-41 |

Intangibles
A summary of our identifiable intangible assets are as follows (in millions):

	As of December 31, 2023				As of December 31, 2022
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Third-party fuel supply agreement	10 years	$49.0	$(31.8)	$17.2	$49.0	$(26.9)	$22.1
Fuel trade name	5 years	4.0	(4.0)	—	4.0	(4.0)	—
Rights-of-way	8 - 35 years	15.0	(1.1)	13.9	13.5	(0.4)	13.1
Customer relationships	11.6 years	210.0	(28.7)	181.3	210.0	(10.6)	199.4
Intangible assets not subject to amortization:
Rights-of-way	Indefinite	61.2		61.2	58.4		58.4
Line space history	Indefinite	12.0		12.0	12.0		12.0
Liquor licenses	Indefinite	8.5		8.5	8.5		8.5
Refinery permits	Indefinite	2.1		2.1	2.1		2.1
Total		$361.8	$(65.6)	$296.2	$357.5	$(41.9)	$315.6

Amortization of intangible assets was $23.7 million, $16.2 million and $5.7 million during the years ended December 31, 2023, 2022 and 2021, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of income.
Amortization expense for the next five years is estimated to be as follows (in millions):

2024	$23.6
2025	$23.6
2026	$23.7
2027	$21.2
2028	$18.8

17.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in millions):

	December 31,
	2023	2022
Land	$61.8	$60.0
Building and building improvements	129.1	110.4
Refinery machinery and equipment	2,260.1	2,095.4
Pipelines and terminals	1,224.8	1,103.9
Retail store equipment and site improvements	96.5	77.8
Refinery turnaround costs	538.8	485.3
Other equipment	187.8	169.4
Construction in progress	191.8	246.8
	$4,690.7	$4,349.0
Less: accumulated depreciation	(1,845.5)	(1,572.6)
	$2,845.2	$2,776.4

Depreciation of property, plant and equipment assets was $326.6 million, $272.0 million and $257.2 million during the years ended December 31, 2023, 2022 and 2021, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of income.

F-42 |

18. Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	December 31, 2023	December 31, 2022
Prepaid expenses	$47.8	$45.4
Income and other tax receivables	15.5	20.9
Investment commodities	4.0	29.8
Short-term derivative assets (see Note 11)	1.3	22.4
Other	9.6	4.2
Total	$78.2	$122.7

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	December 31, 2023	December 31, 2022
Product financing agreements	$224.2	$258.0
Crude purchase liabilities	190.7	268.7
Income and other taxes payable	166.9	120.4
Employee costs	67.0	91.2
Consolidated Net RINs Obligation deficit (see Note 12)	39.6	295.5
Deferred revenue	16.0	44.6
Short-term derivative liabilities (see Note 11)	3.9	21.3
Other	62.9	67.1
Total	$771.2	$1,166.8

19. Restructuring and Other Charges
During the fiscal year 2022, we initiated a cost optimization plan to improve efficiencies and align our workforce with strategic activities and operations. The recorded costs include an accrual of $0.9 million and $9.9 million as of December 31, 2023 and December 31, 2022, respectively.
During the fourth quarter of 2023, Delek determined that leased crude oil tanks in Canada were not needed to support the future growth of its business. The exit of these leased crude oil tanks are intended to align with our continued operational and cost optimization efforts. We have the ability and intent to sublease these crude oil tanks for the remainder of the respective lease terms, however, the expected sublease has a lower rate than the head lease, resulting in a right-of-use asset impairment of $23.1 million.
We anticipate concluding our restructuring activities by the end of fiscal year 2024. Future cost estimates for these initiatives are continuing to be developed.
The detail of restructuring costs is as follows (in millions):

(In millions)		Year Ended December 31, 2023
Type of Costs	Statement of Income Location	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Consulting fees and severance costs	General and administrative expenses	$0.3	$0.4	$—	$12.8	$13.5
Other	Cost of materials and other	1.2	—	—	—	1.2
Impairment	Asset impairment	—	—	—	23.1	23.1
Total		$1.5	$0.4	$—	$35.9	$37.8

(In millions)		Year Ended December 31, 2022
Type of Costs	Statement of Income Location	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Consulting fees and severance costs	General and administrative expenses	$—	$—	$—	$12.5	$12.5
Total		$—	$—	$—	$12.5	$12.5

F-43 |

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
Delek US Holdings, Inc. 2016 Long-Term Incentive Plan
On May 5, 2016, our stockholders approved our 2016 Long-Term Incentive Plan (the “2016 Plan”) to succeed our 2006 Plan. The 2016 Plan allows Delek to grant stock options, SARs, restricted stock, RSUs, performance awards and other stock-based awards of Delek's common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates. On May 3, 2022 and May 3, 2023, the Company's stockholders approved an amendment to the 2016 plan that increased the number of shares of common stock available under this plan by 760,000 shares and 2,015,000 shares, respectively, to 17,010,000 shares. Stock options and SARs issued under the 2016 Plan are granted at prices equal to (or greater than) the fair market value of Delek's common stock on the grant date and are generally subject to a vesting period of one year or more. No awards will be made under the 2016 Plan after May 5, 2026.
Alon USA Energy, Inc. 2005 Long-Term Incentive Plan
In connection with the Delek/Alon Merger, Delek assumed the Alon USA Energy, Inc. Second Amended and Restated 2005 Incentive Compensation Plan (the “Alon 2005 Plan” and, collectively with the 2006 Plan and the 2016 Plan, the "Incentive Plans") as a component of its overall executive incentive compensation program. The Alon 2005 Plan permits the granting of awards to Alon's officers and key employees in the form of options to purchase common stock, SARs, restricted shares of common stock, RSUs, performance shares, performance units and senior executive plan bonuses. Effective with the Delek/Alon Merger, all contractually unvested share-based awards were converted into share-based awards denominated in Delek common stock. Committed but unissued share-based awards were exchanged and converted into rights to receive share-based awards indexed to Delek common stock. The Alon 2005 Plan was terminated June 4, 2021.
Stock Option and SAR Activity
The following table summarizes our Incentive Plans stock option and SAR activity for the years ended December 31, 2023, 2022 and 2021:

	Number of Shares Under Option	Weighted-Average Strike Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options and SARs outstanding, December 31, 2020	2,490,480	$34.16
Exercised	(28,025)	$15.67
Forfeited	(389,225)	$38.10
Options and SARs outstanding, December 31, 2021	2,073,230	$33.79
Exercised	(326,735)	$26.04
Forfeited	(219,450)	$35.72
Options and SARs outstanding, December 31, 2022	1,527,045	$35.17
Exercised	(51,200)	$25.06
Forfeited	(259,730)	$37.34
Options and SARs outstanding, December 31, 2023	1,216,115	$35.14	4.1	$0.3

Vested options and SARs exercisable, December 31, 2023	1,216,115	$35.14	4.1	$0.3
Vested options and SARs exercisable, December 31, 2022	1,447,795	$35.20	5.0	$1.0

F-44 |

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

	2023 Grants	2022 Grants	2021 Grants
Expected volatility	57.61% - 64.46%	74.11% - 77.89%	70.49%
Expected term	1.81 - 2.81 years	2.56 - 2.81 years	2.81 years
Risk free rate	4.32% - 4.60%	1.84% - 3.12%	0.14%
Fair value per share	$24.95	$35.03	$36.23

The following table summarizes the RSU and PRSU activity under the Incentive Plans for the years ended December 31, 2023, 2022 and 2021:

		Number of RSUs and PRSUs	Weighted-Average Grant Date Price	Total Fair Value: In Millions
Balance	December 31, 2020	1,829,775	$23.62
Granted		1,162,436	$26.07
Vested		(583,638)	$28.03	$16.4
Forfeited		(238,046)	$22.58
Performance Not Achieved		(23,896)	$47.68
Balance	December 31, 2021	2,146,631	$23.54
Granted		1,345,746	$31.87
Vested		(611,440)	$24.28	$14.8
Forfeited		(129,771)	$24.22
Performance Not Achieved		(129,833)	$38.76
Balance	December 31, 2022	2,621,333	$26.85
Granted		1,446,101	$24.17
Vested		(667,597)	$26.38	$17.6
Forfeited		(539,850)	$27.89
Performance Not Achieved		(350,939)	$10.58
Balance	December 31, 2023	2,509,048	$27.48

Compensation Expense Related to Equity-based Awards Granted Under the Incentive Plans
Compensation expense for Delek equity-based awards amounted to $24.1 million, $26.8 million and $23.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are included in general and administrative expenses and operating expenses in the accompanying consolidated statements of income. We recognized income tax (benefit) expense for equity-based awards of $(2.0) million, $0.9 million and $1.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, there was $40.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years.
The aggregate intrinsic value, which represents the difference between the underlying stock's market price and the award's exercise price, of the share-based awards exercised or vested during the years ended December 31, 2023, 2022 and 2021 was $16.3 million, $20.5 million and $13.0 million, respectively. During the years December 31, 2023, 2022 and 2021, respectively, we issued net shares of common stock of 450,123, 457,405 and 415,212 as a result of exercised or vested equity-based awards. These amounts are net of 223,645, 463,677 and 196,451 shares, respectively, withheld to satisfy employee tax obligations related to the exercises and vesting for the years ended December 31, 2023, 2022 and 2021. Delek paid approximately $4.5 million, $6.5 million and $4.2 million of taxes in connection with the settlement of

F-45 |

these awards for the years ended December 31, 2023, 2022 and 2021. We issue new shares of common stock upon exercise or vesting of share-based awards.
Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
Logistics GP maintains a unit-based compensation plan for officers, directors and employees of Logistics GP or its affiliates and certain consultants, affiliates of Logistics GP or other individuals who perform services for Delek Logistics. The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan ("Logistics LTIP") permits the grant of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards, and unit awards. Awards granted under the Logistics LTIP will be settled with Delek Logistics units. On June 9, 2021, the Logistics GP board of directors amended the Logistics LTIP and increased the number of common units representing limited partner interests in Delek Logistics (the "Common Units") authorized for issuance under this plan by 300,000 Common Units to 912,207 Common Units. The term of the Logistics LTIP was also extended to June 9, 2031. Equity-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of income and is immaterial for the years ended December 31, 2023, 2022 and 2021.
21.  Shareholders' Equity
Dividends
For 2023, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
February 27, 2023	$0.220	March 10, 2023	March 17, 2023
May 2, 2023	$0.230	May 15, 2023	May 22, 2023
August 4, 2023	$0.235	August 14, 2023	August 21, 2023
November 1, 2023	$0.240	November 13, 2023	November 20, 2023
February 20, 2024	$0.245	March 1, 2024	March 8, 2024

Stock Repurchase Program
On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases are made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. On August 1, 2022, the Board of Directors approved an approximately $170.3 million increase in its share repurchase authorization, bringing the total amount available for repurchases under current authorizations to $400.0 million. During the years ended December 31, 2023 and 2022, 3,562,767 and 4,261,185 shares, respectively, of our common stock were repurchased and cancelled at the time of the transaction for a total of $85.4 million and $129.6 million, respectively. As of December 31, 2023, there was $185.1 million of authorization remaining under Delek's aggregate stock repurchase program.
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

F-46 |

22.  Employees
Workforce
As of December 31, 2023, operations, maintenance and warehouse hourly employees along with truck drivers at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. Of the Tyler refinery employees, 57.5% of operations, maintenance and warehouse hourly employees are currently covered by a collective bargaining agreement that expires January 31, 2028 while 11.7% of Tyler employees that are truck drivers are currently covered by a collective bargaining agreement that expires November 3, 2024. As of December 31, 2023, operations, maintenance and warehouse hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 351. Of the El Dorado refinery employees, 52.4% are covered by a collective bargaining agreement which expires on August 1, 2027. As of December 31, 2023, 67.7% of employees who work at our Big Spring refinery were covered by a collective bargaining agreement that expires March 31, 2027. None of our employees in our logistics segment, retail segment or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.
Postretirement Benefits
Pension Plans
We have two defined benefit pension plans for certain Alon employees. The benefits are based on years of service and the employee’s final average monthly compensation. Our funding policy is to contribute annually no less than the minimum required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those benefits expected to be earned in the future. Both plans are closed to new participants. The pre-tax amounts related to the defined benefit plans recognized as pension benefit liability in the consolidated balance sheets as of December 31, 2023 was $2.5 million.
Financial information related to our pension plans is presented below (in millions):

	Year Ended December 31,
	2023	2022
Change in projected benefit obligation:
Benefit obligation at beginning of year	$105.3	$140.8
Interest cost	5.3	3.7
Actuarial loss (gain)	2.0	(33.5)
Benefits paid	(5.9)	(5.7)
Projected benefit obligations at end of year	$106.7	$105.3
Change in plan assets:
Fair value of plan assets at beginning of year	$102.2	$137.9
Actual gain (loss) on plan assets	7.9	(30.0)
Benefits paid	(5.9)	(5.7)
Fair value of plan assets at end of year	$104.2	$102.2
Reconciliation of funded status:
Fair value of plan assets at end of year	$104.2	$102.2
Less projected benefit obligations at end of year	106.7	105.3
Under-funded status at end of year	$(2.5)	$(3.1)

The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost were as follows (in millions):

	Year Ended December 31,
	2023	2022
Net actuarial loss	$6.0	$6.5
Projected benefit obligations at end of year	$6.0	$6.5

F-47 |

The accumulated benefit obligation for each of our pension plans was in excess of the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans were as follows (in millions):

	Year Ended December 31,
	2023	2022
Projected benefit obligation	$106.7	$105.3
Accumulated benefit obligation	$106.7	$105.3
Fair value of plan assets	$104.2	$102.2

The weighted-average assumptions used to determine benefit obligations were as follows:

	Year Ended December 31,
	2023	2022
Discount rate	4.90%	5.10%

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
The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	Year Ended December 31,
	2023	2022	2021
Discount rate	5.10%	2.75%	2.45%
Expected long-term rate of return on plan assets	5.55%	4.05%	4.65%

The components of net periodic benefit cost related to our benefit plans consisted of the following (in millions):

	Year Ended December 31,
Components of net periodic benefit:	2023	2022	2021
Interest cost	5.3	3.7	3.5
Expected return on plan assets	(5.4)	(5.2)	(6.0)
Amortization of net gain	(0.1)	—	—
Net periodic benefit	$(0.2)	$(1.5)	$(2.5)

The service cost component of net periodic benefit is included as part of general and administrative expenses in the accompanying statements of income. The other components of net periodic benefit are included as part of other non-operating expense (income), net.

F-48 |

The weighted-average asset allocation of our pension benefits plan assets were as follows:

	Year Ended December 31,
	2023	2022
Investments in common collective trust consisting of:
U.S. and International companies	10.0%	20.2%
Fixed-income	90.0%	79.8%
Total	100.0%	100.0%

The fair value of our pension assets by category were as follows (in millions):

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
Year Ended December 31, 2023
U.S. companies	$—	$7.3	$—	$7.3
International companies	—	3.1	—	3.1
Fixed-income	—	93.8	—	93.8
Total	$—	$104.2	$—	$104.2
Year Ended December 31, 2022
U.S. companies	$—	$14.3	$—	$14.3
International companies	—	6.3	—	6.3
Fixed-income	—	81.6	—	81.6
Total	$—	$102.2	$—	$102.2

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
We made no contributions to the pension plans for the year ended December 31, 2023, and expect no contributions to be made to the pension plans in 2024. There were no employee contributions to the plans. The benefits expected to be paid in each year 2024–2028 are $7.1 million, $7.0 million, $6.9 million, $7.1 million and $7.1 million, respectively. The aggregate benefits expected to be paid in the five years from 2029–2033 are $36.3 million. The expected benefits are based on the same assumptions used to measure our benefit obligation at December 31, 2023 and include estimated future employee service.
401(k) Plans
For the years ended December 31, 2023, 2022 and 2021, we sponsored a voluntary 401(k) Employee Retirement Savings Plans for eligible employees. Employees must be at least 21 years of age and eligibility to participate in the plan is immediate upon employment. Employee contributions are matched on a fully-vested basis by us up to a maximum of 6% of eligible compensation. Eligibility for the Company matching contribution begins immediately upon employment with vesting after one year of service. For the years ended December 31, 2023, 2022 and 2021, the 401(k) plans expense recognized was $14.8 million, $10.9 million and $4.8 million, respectively.
Postretirement Medical Plan
In addition to providing pension benefits, Alon has an unfunded postretirement medical plan covering certain health care and life insurance benefits for certain employees of Alon that retired prior to January 2, 2017, who met eligibility requirements in the plan documents. This plan is closed to new participants. The health care benefits in excess of certain limits are insured. The accrued benefit liability related to this plan reflected in the consolidated balance sheet was $0.6 million and $0.8 million at December 31, 2023 and 2022, respectively.
23. Leases
We lease certain retail stores, land, building and various equipment from others. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more. The exercise of existing lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and

F-49 |

leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Some of our lease agreements include a rate based on equipment usage and others include a rate with fixed increases or inflationary index based increases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We rent or sublease certain real estate and equipment to third parties. Our sublease portfolio consists primarily of operating leases within our retail stores and crude storage equipment.
As of December 31, 2023, an immaterial amount of our net property, plant, and equipment balance is subject to an operating lease to a third party. This agreement does not include options for the lessee to purchase our leasing equipment, nor does it include any material residual value guarantees or material restrictive covenants. The agreement includes 10 year renewal options and certain variable payments based on usage.
During the fourth quarter of 2023, Delek determined that leased crude oil tanks in Canada were not needed to support the future growth of its business. We have the ability and intent to sublease these crude oil tanks for the remainder of the respective lease terms, however, the expected sublease has a lower rate than the head lease, resulting in a right-of-use asset impairment of $23.1 million and remaining right-of-use asset value of $21.2 million. The impairment is included in asset impairment in the consolidated statements of income. The fair value of the right-of-use asset was estimated using the discounted future cash flows method, which includes estimates and assumptions for future sublease rental rates that reflect current sublease market conditions, as well as a discount rate.

The following table presents additional information related to our operating leases in accordance ASC 842, Leases ("ASC 842"):

(in millions)	Year Ended December 31,
	2023	2022	2021
Lease Cost
Operating lease costs (1)	$71.6	$70.4	$67.7
Short-term lease costs (2)	45.1	35.9	33.9
Sublease income	(3.5)	(0.2)	(5.8)
Net lease costs	$113.2	$106.1	$95.8
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$(68.1)	$(70.4)	$(67.7)
Leased assets obtained in exchange for new operating lease liabilities	$53.7	$28.5	$87.1
Leased assets obtained in exchange for new financing lease liabilities	$3.4	$0.1	$15.7

		December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years) operating leases		4.4	4.3
Weighted-average remaining lease term (years) financing leases		5.9	6.4
Weighted-average discount rate operating leases (3)		6.1%	6.1%
Weighted-average discount rate financing leases (3)		4.8%	3.4%
(1) Includes an immaterial amount of financing lease cost.
(2) Includes an immaterial amount of variable lease cost.
(3) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

The following is an estimate of the maturity of our lease liabilities for operating and financing leases having remaining noncancelable terms in excess of one year as of December 31, 2023 (in millions) under the lease guidance ASC 842:

Maturity of Lease Liabilities	Total
12 months or less	$65.6
13-24 months	53.3
25-36 months	29.0
37-48 months	26.0
49- 60 months	9.0
Thereafter	22.5
Total Future Lease Payments	205.4
Less: Interest	39.5
Present Value of Lease Liabilities	$165.9

F-50 |

Item 16. Form 10-K Summary
ITEM 16. FORM 10-K SUMMARY
None.

104 |

Signatures
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Delek US Holdings, Inc.

By: /s/ Reuven Spiegel
Reuven Spiegel
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: February 28, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 28, 2024:

/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Executive Chairman

/s/ Avigal Soreq
Avigal Soreq
Director (Chair), President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert Wright
Robert Wright
Senior Vice President, Deputy Chief Financial Officer
(Principal Accounting Officer)

/s/ William J. Finnerty
William J. Finnerty
Director

/s/ Richard J. Marcogliese
Richard J. Marcogliese
Director

/s/ Leo Moreno
Leo Moreno
Director

/s/ Christine Benson Schwartzstein
Christine Benson Schwartzstein
Director

/s/ Gary M. Sullivan, Jr.
Gary M. Sullivan, Jr.
Director

/s/ Vasiliki (Vicky) Sutil
Vasiliki (Vicky) Sutil
Director

/s/ Laurie Z. Tolson
Laurie Z. Tolson
Director

/s/ Shlomo Zohar
Shlomo Zohar
Director

105 |