Form 10-Q
period 2024-03-31
Delek US Holdings, Inc.
filed 2024-05-08
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At May 1, 2024, there were 64,131,074 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents
Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2024

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$753.4	$822.2
Accounts receivable, net	831.7	783.7
Inventories, net of inventory valuation reserves	1,037.8	981.9
Other current assets	85.2	78.2
Total current assets	2,708.1	2,666.0
Property, plant and equipment:
Property, plant and equipment	4,736.4	4,690.7
Less: accumulated depreciation	(1,932.1)	(1,845.5)
Property, plant and equipment, net	2,804.3	2,845.2
Operating lease right-of-use assets	142.2	148.2
Goodwill	729.4	729.4
Other intangibles, net	291.0	296.2
Equity method investments	370.3	360.7
Other non-current assets	135.0	126.1
Total assets	$7,180.3	$7,171.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,732.3	$1,814.3
Current portion of long-term debt	14.5	44.5
Current portion of obligation under Inventory Intermediation Agreement	—	0.4
Current portion of operating lease liabilities	51.5	54.7
Accrued expenses and other current liabilities	808.2	771.2
Total current liabilities	2,606.5	2,685.1
Non-current liabilities:
Long-term debt, net of current portion	2,482.4	2,555.3
Obligation under Inventory Intermediation Agreement	492.7	407.2
Environmental liabilities, net of current portion	110.5	110.9
Asset retirement obligations	43.6	43.3
Deferred tax liabilities	269.6	264.1
Operating lease liabilities, net of current portion	104.7	111.2
Other non-current liabilities	35.2	35.0
Total non-current liabilities	3,538.7	3,527.0
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 81,626,016 shares and 81,539,871 shares issued at March 31, 2024 and December 31, 2023, respectively	0.8	0.8
Additional paid-in capital	1,171.8	1,113.6
Accumulated other comprehensive loss	(4.8)	(4.8)
Treasury stock, 17,575,527 shares, at cost, at March 31, 2024 and December 31, 2023, respectively	(694.1)	(694.1)
Retained earnings	381.5	430.0
Non-controlling interests in subsidiaries	179.9	114.2
Total stockholders’ equity	1,035.1	959.7
Total liabilities and stockholders’ equity	$7,180.3	$7,171.8
See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In millions, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Net revenues	$3,227.6	$3,924.3
Cost of sales:
Cost of materials and other	2,797.3	3,439.6
Operating expenses (excluding depreciation and amortization presented below)	213.8	170.8
Depreciation and amortization	86.4	76.8
Total cost of sales	3,097.5	3,687.2
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	25.8	27.0
General and administrative expenses	64.4	71.5
Depreciation and amortization	8.8	6.6
Other operating income, net	(1.6)	(10.8)
Total operating costs and expenses	3,194.9	3,781.5
Operating income	32.7	142.8
Interest expense, net	87.7	76.5
Income from equity method investments	(21.9)	(14.6)
Other income, net	(0.7)	(7.1)
Total non-operating expense, net	65.1	54.8
(Loss) income before income tax (benefit) expense	(32.4)	88.0
Income tax (benefit) expense	(7.2)	15.8
Net (loss) income	(25.2)	72.2
Net income attributed to non-controlling interests	7.4	7.9
Net (loss) income attributable to Delek	$(32.6)	$64.3
Basic (loss) income per share	$(0.51)	$0.96
Diluted (loss) income per share	$(0.51)	$0.95
Weighted average common shares outstanding:
Basic	64,021,988	66,951,975
Diluted	64,021,988	67,369,374

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(25.2)	$72.2

Comprehensive (loss) income	$(25.2)	$72.2
Comprehensive income attributable to non-controlling interest	7.4	7.9
Comprehensive (loss) income attributable to Delek	$(32.6)	$64.3

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(In millions, except share and per share data)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	81,539,871	$0.8	$1,113.6	$(4.8)	$430.0	(17,575,527)	$(694.1)	$114.2	$959.7
Net (loss) income	—	—	—	—	(32.6)	—	—	7.4	(25.2)
Common stock dividends ($0.245 per share)	—	—	—	—	(15.7)	—	—	—	(15.7)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9.8)	(9.8)
Equity-based compensation expense	—	—	7.0	—	—	—	—	0.2	7.2
Taxes paid due to the net settlement of equity-based compensation	—	—	(0.5)	—	—	—	—	(0.3)	(0.8)
Exercise of equity-based awards	44,374	—	—	—	—	—	—	—	—
Equity attributable to issuance of Delek Logistic common limited partner units, net of tax	—	—	50.5	—	—	—	—	68.4	118.9
Other	41,771	—	1.2	—	(0.2)	—	—	(0.2)	0.8
Balance at March 31, 2024	81,626,016	$0.8	$1,171.8	$(4.8)	$381.5	(17,575,527)	$(694.1)	$179.9	$1,035.1

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	84,509,517	$0.9	$1,134.1	$(5.2)	$507.9	(17,575,527)	$(694.1)	$125.9	$1,069.5
Net income	—	—	—	—	64.3	—	—	7.9	72.2
Common stock dividends ($0.220 per share)	—	—	—	—	(14.7)	—	—	—	(14.7)
Equity-based compensation expense	—	—	6.3	—	—	—	—	0.1	6.4
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9.5)	(9.5)
Repurchase of common stock	(16,292)	—	(0.2)	—	(0.2)	—	—	—	(0.4)
Taxes paid due to the net settlement of equity-based compensation	—	—	(0.5)	—	—	—	—	(0.1)	(0.6)
Exercise of equity-based awards	53,643	—	—	—	—	—	—	—	—
Other	22,235	—	1.5	—	(0.1)	—	—	—	1.4
Balance at March 31, 2023	84,569,103	$0.9	$1,141.2	$(5.2)	$557.2	(17,575,527)	$(694.1)	$124.3	$1,124.3

See accompanying notes to the condensed consolidated financial statements

6 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(25.2)	$72.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	95.2	83.4
Non-cash lease expense	14.1	15.4
Deferred income taxes	(8.1)	16.6
Income from equity method investments	(21.9)	(14.6)
Dividends from equity method investments	9.5	8.7
Non-cash lower of cost or market/net realizable value adjustment	(8.8)	(1.7)
Loss on extinguishment of debt	3.6	—
Equity-based compensation expense	7.2	6.4
Other	(0.1)	3.3
Changes in assets and liabilities:
Accounts receivable	(48.0)	395.9
Inventories and other current assets	(48.3)	166.8
Fair value of derivatives	13.5	(0.4)
Accounts payable and other current liabilities	110.4	(293.1)
Obligation under Inventory Intermediation Agreements	85.1	(63.5)
Non-current assets and liabilities, net	(11.5)	(0.3)
Net cash provided by operating activities	166.7	395.1
Cash flows from investing activities:
Distributions from equity method investments	2.8	2.1
Purchases of property, plant and equipment	(47.3)	(211.3)
Purchase of equity securities	—	(7.5)
Purchases of intangible assets	(0.7)	(0.6)
Insurance proceeds	3.6	—
Other	—	(4.8)
Net cash used in investing activities	(41.6)	(222.1)
Cash flows from financing activities:
Proceeds from long-term revolvers	1,493.1	848.6
Payments on long-term revolvers	(1,708.4)	(1,123.5)
Proceeds from term debt	650.0	—
Payments on term debt	(533.7)	(6.1)
Proceeds from product and other financing agreements	101.0	335.0
Repayments of product and other financing agreements	(290.7)	(236.1)
Proceeds from Inventory Intermediation Agreement	—	32.2
Proceeds from termination of Supply & Offtake Obligation	—	25.8
Taxes paid due to the net settlement of equity-based compensation	(0.8)	(0.6)
Repurchase of common stock	—	(0.4)
Distribution to non-controlling interest	(9.8)	(9.5)
Proceeds from issuance of Delek Logistic common limited partner units, net	132.3	—
Payment of debt extinguishment costs	(0.3)	—
Dividends paid	(15.7)	(14.7)
Deferred financing costs paid	(10.9)	—
Net used in financing activities	(193.9)	(149.3)
Net (decrease) increase in cash and cash equivalents	(68.8)	23.7
Cash and cash equivalents at the beginning of the period	822.2	841.3
Cash and cash equivalents at the end of the period	$753.4	$865.0
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (Continued)
(In millions)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.2 million and $0.9 million in the 2024 and 2023 periods, respectively	$75.2	105.7
Income taxes	$—	$0.1
Non-cash investing activities:
Decrease in accrued capital expenditures	$(1.4)	$(19.2)
Non-cash financing activities:
Non-cash lease liability arising from obtaining right-of-use assets during the period	$9.0	$19.8

See accompanying notes to the condensed consolidated financial statements

7 |

Notes to Consolidated Financial Statements
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
Our condensed consolidated financial statements include the accounts of Delek and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 28, 2024 (the "Annual Report on Form 10-K") and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K.
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
Accounting Pronouncements Not Yet Adopted
ASU 2023-09, Income Taxes(Topic 740): Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 Income Taxes(Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). The standard is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the provisions of the amendments and the impact on its future condensed consolidated financial statements, but does not currently expect adopting this new guidance will have a material impact on our condensed consolidated financial statements and related disclosures.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the chief decision maker ("CODM") and included within each reported measure of a segment's profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 should not have a material impact on our condensed consolidated financial statements and related disclosures. See Note 2 for further information.

8 |

Notes to Consolidated Financial Statements
ASU 2023-06, Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative
In October 2023, the FASB issued ASU 2023-06 Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). The main provision of ASU 2023-06 is to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC's regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the provisions of the amendments and the impact on its future condensed consolidated financial statements, but does not currently expect adopting this new guidance will have a material impact on our condensed consolidated financial statements and related disclosures.
2. Segment Data
We aggregate our operating units into three reportable segments: Refining, Logistics, and Retail. Operations that are not specifically included in the reportable segments are included in Corporate, Other and Eliminations, which consist of the following:
•our corporate activities;
•results of certain immaterial operating segments, including our Canadian crude trading operations (as discussed in Note 9); and
•intercompany eliminations.
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
Retail Segment
Our retail segment consists of 250 owned and leased convenience store sites as of March 31, 2024, located primarily in West Texas and New Mexico. These convenience stores typically offer various grades of fuel, food and beverage products, general merchandise, and certain food and other services. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information.
Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by EBITDA attributable to Delek for the period indicated (in millions):

9 |

Notes to Consolidated Financial Statements

	Three Months Ended March 31, 2024
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$2,921.6	$112.5	$193.5	$—	$3,227.6
Inter-segment fees and revenues	186.7	139.6	—	(326.3)	—
Total revenues	$3,108.3	$252.1	$193.5	$(326.3)	$3,227.6

Segment EBITDA attributable to Delek	$101.1	$99.7	$6.5	$(64.2)	$143.1
Depreciation and amortization	(61.4)	(26.5)	(3.5)	(3.8)	(95.2)
Interest expense, net	(12.1)	(40.3)	—	(35.3)	(87.7)
Income tax benefit					7.2
Net loss attributable to Delek					$(32.6)

Income from equity method investments	$—	$(8.5)	$—	$(13.4)	$(21.9)
Capital spending (1)	$21.5	$15.2	$4.1	$5.1	$45.9

	Three Months Ended March 31, 2023
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$3,600.8	$118.5	$205.0	$—	$3,924.3
Inter-segment fees and revenues	193.7	125.0	—	(318.7)	—
Total revenues	$3,794.5	$243.5	$205.0	$(318.7)	$3,924.3

Segment EBITDA attributable to Delek	$192.1	$91.4	$6.4	$(49.9)	$240.0
Depreciation and amortization	(56.6)	(21.1)	(2.7)	(3.0)	(83.4)
Interest expense, net	(9.0)	(32.6)	(0.2)	(34.7)	(76.5)
Income tax expense					(15.8)
Net income attributable to Delek					$64.3

Income from equity method investments	$(0.4)	$(6.3)	$—	$(7.9)	$(14.6)
Capital spending (1)	$147.6	$36.1	$2.7	$5.7	$192.1

(1) Capital spending includes additions on an accrual basis.
3. Earnings Per Share
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

10 |

Notes to Consolidated Financial Statements
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2024	2023
Numerator:
Numerator for EPS
Net (loss) income	$(25.2)	$72.2
Less: Income attributed to non-controlling interests	7.4	7.9
Numerator for basic and diluted EPS attributable to Delek	$(32.6)	$64.3

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	64,021,988	66,951,975
Dilutive effect of stock-based awards	—	417,399
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	64,021,988	67,369,374

EPS:
Basic (loss) income per share	$(0.51)	$0.96
Diluted (loss) income per share	$(0.51)	$0.95

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	829,292	2,181,281
Antidilutive due to loss	550,254	—
Total antidilutive stock-based compensation	1,379,546	2,181,281

4. Delek Logistics
Delek Logistics is a publicly traded limited partnership formed by Delek in 2012 that owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of March 31, 2024, we owned a 72.7% interest in Delek Logistics, consisting of 34,311,278 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets.
On March 12, 2024, Delek Logistics completed a public offering of its common units in which it sold 3,584,416 common units (including an overallotment option of 467,532 common units) to the underwriters of the offering at a price to the public of $38.50 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $132.3 million and were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility (defined below). Underwriting discounts totaled $5.5 million.
As a result of this common unit issuance and our resulting Delek Logistics ownership change, we adjusted additional paid-in capital and equity attributable to Delek Logistics’ non-controlling interest holders to reallocate Delek Logistics' equity among its unitholders.
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

11 |

Notes to Consolidated Financial Statements

	As of March 31, 2024	As of December 31, 2023
ASSETS
Cash and cash equivalents	$9.7	$3.8
Accounts receivable	57.0	41.1
Accounts receivable from related parties	36.6	28.4
Inventory	1.7	2.3
Other current assets	0.6	0.7
Property, plant and equipment, net	930.0	936.2
Equity method investments	238.2	241.3
Operating lease right-of-use assets	17.6	19.0
Goodwill	12.2	12.2
Intangible assets, net	337.3	343.0
Other non-current assets	13.5	14.2
Total assets	$1,654.4	$1,642.2
LIABILITIES AND DEFICIT
Accounts payable	$26.3	$26.3
Accounts payable to related parties	—	—
Current portion of long-term debt	—	30.0
Current portion of operating lease liabilities	6.4	6.7
Accrued expenses and other current liabilities	24.5	27.6
Long-term debt	1,601.2	1,673.8
Asset retirement obligations	10.2	10.0
Operating lease liabilities, net of current portion	7.4	8.3
Other non-current liabilities	20.9	21.4
Deficit	(42.5)	(161.9)
Total liabilities and deficit	$1,654.4	$1,642.2

5. Equity Method Investments
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
Distributions received from WWP are first applied to service the debt of HoldCo's wholly owned finance LLC, with excess distributions being made to the HoldCo members as provided for in the W2W Holdings LLC Agreement and as allowed for under its debt agreements. The obligations of the HoldCo members under the W2W Holdings LLC Agreement are guaranteed by the parents of the member entities.
As of March 31, 2024, except for the guarantee of member obligations under the joint venture, we do not have other guarantees with or to HoldCo, nor any third-party associated with HoldCo contracted work. The Company's maximum exposure to any losses incurred by HoldCo is limited to its investment.
As of March 31, 2024 and December 31, 2023, Delek's HoldCo investment balance totaled $60.8 million and $51.4 million, respectively.
Delek Logistics Investments
Delek Logistics has a 33% membership interest in Red River Pipeline Company LLC (“Red River”), which owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. As of March 31, 2024 and December 31, 2023, Delek's investment balance in Red River totaled $140.0 million and $141.1 million, respectively.
In addition to Red River, Delek Logistics has two other pipeline joint ventures in which we own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system. As of March 31, 2024 and December 31, 2023, Delek Logistics' investment balance in these joint ventures was $98.2 million and $100.3 million.

12 |

Notes to Consolidated Financial Statements
Other Investments
In addition to our pipeline joint ventures, we also have a 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S., as well as a 50% interest in a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in Arkansas. As of March 31, 2024 and December 31, 2023, Delek's investment balance in these joint ventures was $71.3 million and $67.9 million, respectively.
6. Inventory
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
The following table presents the components of inventory for each period presented:

	Titled Inventory	Inventory Intermediation Agreement (1)	Total
March 31, 2024
Feedstocks, raw materials and supplies	$294.1	$150.5	$444.6
Refined products and blendstock	245.0	316.5	561.5
Merchandise inventory and other	31.7	—	31.7
Total	$570.8	$467.0	$1,037.8

December 31, 2023
Feedstocks, raw materials and supplies	$250.2	$116.9	$367.1
Refined products and blendstock	278.6	304.8	583.4
Merchandise inventory and other	31.4	—	31.4
Total	$560.2	$421.7	$981.9
(1) Refer to Note 7 - Inventory Intermediation Obligations for further information.

At March 31, 2024, we recorded a pre-tax inventory valuation reserve of $2.8 million due to a market price decline below our cost of certain inventory products. At December 31, 2023, we recorded a pre-tax inventory valuation reserve of $11.6 million. For the three months ended March 31, 2024 and 2023, we recognized a net reduction in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of $8.8 million and $1.7 million, respectively.

13 |

Notes to Consolidated Financial Statements
7. Inventory Intermediation Obligations
The following table summarizes our outstanding obligations under our Inventory Intermediation Agreement:

	As of March 31, 2024	As of December 31, 2023
Obligations under Inventory Intermediation Agreement
Obligations related to Base Layer Volumes	$492.7	$407.2
Current portion	—	0.4
Total obligations under Inventory Intermediation Agreement	$492.7	$407.6
Other (receivable) payable for monthly activity true-up	$(23.8)	$(9.3)

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

	Three Months Ended March 31,
	2024	2023
Net fees and (income) expenses:
Inventory intermediation fees	$(5.6)	$5.9
Interest expense, net	$16.5	$14.0

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
On December 21, 2023, DKTS amended the Inventory Intermediation Agreement to among other things, (i) extend the term of the Inventory Intermediation Agreement from December 30, 2024 to January 31, 2026, (ii) reduce Citi’s unilateral term extension option from a twelve month extension period to a six month extension period and (iii) increase the amount of the payment deferral mechanism from $70 million to $250 million. As of March 31, 2024 and December 31, 2023, we had letters of credit outstanding of $185.0 million and $230.0 million, respectively, supporting the Inventory Intermediation Agreement.
The Inventory Intermediation Agreement provides for the lease to Citi of crude oil and refined product storage facilities. At the inception of the Inventory Intermediation Agreement, we transferred title to a certain number of barrels of crude and other inventories to Citi, and the Inventory Intermediation Agreement requires the repurchase of the remaining inventory (including certain "Base Layer Volumes") at termination. As of March 31, 2024 and December 31, 2023, the volumes subject to the Inventory Intermediation Agreement totaled 5.5 million barrels and 5.4 million barrels, including Base Layer Volumes associated with our non-current inventory intermediation obligation of 5.5 million barrels.
The Inventory Intermediation Agreement is accounted for as an inventory financing arrangement under the fair value election provided by Accounting Standards Codification ("ASC") 815 Derivatives and Hedging ("ASC 815") and ASC 825, Financial Instruments ("ASC 825"). Therefore, the crude oil and refined products barrels subject to the Inventory Intermediation Agreement will continue to be reported in our condensed consolidated balance sheets until processed and sold to a third party. At each reporting period, we record a liability equal to the repurchase obligation to Citi at current market prices. The repurchase obligations associated with the Base Layer Volumes are reflected as non-current liabilities on our condensed consolidated balance sheets to the extent that they are not contractually due within twelve months. The remaining obligation resulting from our monthly activity, including long and short inventory positions valued at market-indexed pricing, are included in current liabilities (or receivables) on our condensed consolidated balance sheets.
Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other in the condensed consolidated statements of income. With respect to the repurchase obligation, we recognized losses attributable to changes in fair value due to commodity-index price totaling $81.8 million and gains totaling $12.7 million during the three months ended March 31, 2024 and 2023, respectively.

14 |

Notes to Consolidated Financial Statements
8. Long-Term Obligations
Outstanding borrowings under debt instruments are as follows (in millions):

	March 31, 2024	December 31, 2023
Delek Term Loan Credit Facility	938.1	940.5
Delek Logistics Revolving Facility	565.2	780.5
Delek Logistics Term Loan Facility	—	281.3
Delek Logistics 2025 Notes	—	250.0
Delek Logistics 2028 Notes	400.0	400.0
Delek Logistics 2029 Notes	650.0	—
United Community Bank Revolver	5.0	5.0
Principle amount of long-term debt	2,558.3	2,657.3
Less: Unamortized discount and deferred financing costs	(61.4)	(57.5)
Total debt, net of unamortized discount and deferred financing costs	2,496.9	2,599.8
Less: Current portion of long-term debt	14.5	44.5
Long-term debt, net of current portion	$2,482.4	$2,555.3

Delek Term Loan Credit Facility
On November 18, 2022, Delek entered into an amended and restated term loan credit agreement (the "Delek Term Loan Credit Facility") providing for a senior secured term loan facility in an initial principal of $950.0 million at a discount of 4.00%. This senior secured facility allows for $400.0 million in incremental loans subject to certain restrictions. Repayment terms include quarterly principal payments of $2.4 million with the balance of principal due on November 19, 2029. At Delek’s option, borrowings bear interest at either the Adjusted Term Secured Overnight Financing Rate ("SOFR") or base rate as defined by the agreement, plus an applicable margin of 2.50% per annum with respect to base rate borrowings and 3.50% per annum with respect to SOFR borrowings. At March 31, 2024 and December 31, 2023, the weighted average borrowing rate was approximately 8.93% and 8.96%, respectively. The effective interest rate was 10.15% as of March 31, 2024.
Delek Logistics Term Loan Facility
On October 13, 2022, Delek Logistics entered into a senior secured term loan with an original principal of $300.0 million ("the Delek Logistics Term Loan Facility"). The outstanding principal balance of $281.3 million was paid on March 13, 2024 from a portion of the proceeds received from the issuance of the Delek Logistics 2029 Notes as indicated below. At Delek Logistics' option, borrowings bore interest at either the SOFR or U.S. dollar prime rate, plus an applicable margin. The applicable margin was 2.50% for the first year and 3.00% for the second year for U.S. dollar primate rate borrowings. SOFR borrowings include a credit spread adjustment of 0.10% to 0.25% plus an applicable margin of 3.50% for the first year and 4.00% for the second year. Debt extinguishment costs were $2.1 million and are recorded in interest expense, net in the accompanying condensed consolidated statements of income.
Revolving Credit Facilities
Available capacity and amounts outstanding for each of our revolving credit facilities as of March 31, 2024 are shown below (in millions):

	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Maturity Date
Delek Revolving Credit Facility (1)	$1,100.0	$—	$280.5	$819.5	October 26, 2027
Delek Logistics Revolving Facility (2)	$1,150.0	$565.2	$—	$584.8	October 13, 2027
United Community Bank Revolver (3)	$25.0	$5.0	$—	$20.0	June 30, 2024

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

(2) Total capacity includes letters of credit up to $146.9 million and $31.9 million for swing line loans. This facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.45% per annum. Interest is measured at either the U.S. dollar prime rate plus an applicable margin of 1.00% to 2.00% depending on Delek Logistics’ leverage ratio, or a SOFR rate plus a credit spread adjustment of 0.10% to 0.25% and an applicable margin ranging from 2.00% to 3.00% depending on the leverage ratio. As of March 31, 2024 and December 31, 2023, the weighted average interest rate was 8.18% and 8.46%, respectively.

(3) Interest is measured as a variable rate equal to the Wall Street Journal Prime Rate minus 0.75%. Requires a quarterly fee of 0.25% per year on the average unused revolving commitment. The weighted average borrowing rate as of March 31, 2024 and December 31, 2023 was 7.75% and 7.75%, respectively.

15 |

Notes to Consolidated Financial Statements
Delek Logistics Revolving Facility
On March 29, 2024, Delek Logistics entered into a fourth amendment to the Delek Logistics Revolving Facility which among other things increased the U.S. Revolving Credit Commitments (as defined in the Delek Logistics Credit Facility) by an amount equal to $100.0 million resulting in aggregate lender commitments under the Delek Logistics Revolving Credit Facility in an amount of $1,150.0 million.
Delek Logistics 2029 Notes
On March 13, 2024, Delek Logistics and its wholly owned subsidiary Delek Logistics Finance Corp. (“Finance Corp.” and together with Delek Logistics, the “Co-issuers”), sold $650.0 million in aggregate principal amount of the Co-issuers 8.625% Senior Notes due 2029 (the “Delek Logistics 2029 Notes”), at par, pursuant to an indenture with U.S. Bank Trust Company, National Association as trustee. Net proceeds were used to redeem the Delek Logistics 2025 Notes including accrued interest, pay off the Delek Logistics Term Loan Facility including accrued interest and to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
On April 17, 2024, the Co-issuers sold $200.0 million in aggregate principal amount of additional 8.625% senior notes due 2029 (the “Additional 2029 Notes”), at 101.25%. The Additional 2029 Notes were issued under the same indenture as the Delek Logistics 2029 Notes and formed a part of the same series of notes as the Delek Logistics 2029 Notes. The net proceeds were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
The Delek Logistics 2029 Notes are general unsecured senior obligations of the Co-issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries other than Finance Corp. and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. The Delek Logistics 2029 Notes rank equal in right of payment with all existing and future senior indebtedness of the Co-issuers, and senior in right of payment to any future subordinated indebtedness of the Co-issuers. Delek Logistics recorded $10.4 million of debt issuance costs which will be amortized over the term of the Delek Logistics 2029 Notes and included in interest expense in the condensed consolidated statements of income. The Delek Logistics 2029 Notes will mature on March 15, 2029, and interest is payable semi-annually in arrears on each March 15 and September 15, commencing September 15, 2024.
At any time prior to March 15, 2026, the Co-issuers may redeem up to 35% of the aggregate principal amount of the Delek Logistics 2029 Notes with the net cash proceeds of one or more equity offerings by Delek Logistics at a redemption price of 108.625% of the redeemed principal amount, plus accrued and unpaid interest, if any, subject to certain conditions and limitations. Prior to March 15, 2026, the Co-issuers may also redeem all or part of the Delek Logistics 2029 Notes at a redemption price of the principal amount plus accrued and unpaid interest, if any, plus a "make whole" premium, subject to certain conditions and limitations. In addition, beginning on March 15, 2026, the Co-issuers may, subject to certain conditions and limitations, redeem all or part of the Delek Logistics 2029 Notes, at a redemption price of 104.313% of the redeemed principal for the twelve-month period beginning on March 15, 2026, 102.156% for the twelve-month period beginning on March 15, 2027, and 100.00% beginning on March 15, 2028 and thereafter, plus accrued and unpaid interest, if any.
In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Co-issuers will be obligated to make an offer for the purchase of the Delek Logistics 2029 Notes from holders at a price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest.
As of March 31, 2024, the effective interest rate was 8.81%.
Delek Logistics 2028 Notes
On May 24, 2021, Delek Logistics and Finance Corp. issued general unsecured senior obligations comprised of $400.0 million in aggregate principal amount of 7.125% senior notes maturing June 1, 2028 ("the Delek Logistics 2028 Notes"). The Delek Logistics 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries (other than Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. Interest is payable semi-annually in arrears on June 1 and December 1. As of March 31, 2024, the effective interest rate was 7.39%.
Delek Logistics 2025 Notes
In May 2018, Delek Logistics and Finance Corp. issued general unsecured senior obligations comprised of $250.0 million in aggregate principal of 6.75% senior notes maturing on May 15, 2025 ("the Delek Logistics 2025 Notes"). Concurrent with the issuance of the Delek Logistics 2029 Notes, Delek Logistics made a cash tender offer (the "Offer") for all of the outstanding Delek Logistic 2025 Notes with a conditional notice of full redemption for the remaining balance not received from the Offer. The Company received tenders from holders of approximately $156.2 million in aggregate principal amount. All the remaining Delek Logistic 2025 Notes were redeemed by March 29, 2024, pursuant to the notice of conditional redemption. Debt extinguishment costs were $1.5 million and are recorded in interest expense, net in the accompanying condensed consolidated statements of income.
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

16 |

Notes to Consolidated Financial Statements
The obligations under the Delek Logistics Revolving Facility are secured by first priority liens on substantially all of Delek Logistics' tangible and intangible assets.
Restrictive Terms and Covenants
Under the terms of our debt facilities, we are required to comply with usual and customary financial and non-financial covenants. Certain of our debt facilities contain limitations on future transactions such as incurrence of additional indebtedness, investments, affiliate transactions, asset acquisitions or dispositions, and dividends or distributions. As of March 31, 2024, we were in compliance with covenants on all of our debt instruments.
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of assets. As of March 31, 2024, we had no subsidiaries with restricted net assets which would prohibit earnings from being transferred to the parent company for its use.
9. Derivative Instruments
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
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales ("NPNS") pursuant to ASC 815. If we elect the NPNS exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. Our Canadian crude trading operations are accounted for as derivative instruments, and the related unrealized and realized gains and losses are recognized in other operating income, net on the condensed consolidated statements of income. Additionally, as of and for the three months ended March 31, 2024, other forward contracts accounted for as derivatives that are specific to managing crude costs rather than for trading purposes are recognized in cost of materials and other on the condensed consolidated statements of income in our refining segment, and are included in our disclosures of commodity derivatives in the tables below.
Futures, swaps or other commodity related derivative instruments that are utilized to specifically provide economic hedges on our Canadian forward contract or investment positions are recognized in other operating income, net because that is where the related underlying transactions are reflected.
From time to time, we also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RINs commitment contracts meet the definition of derivative instruments under ASC 815, and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RINs commitment contracts are recorded in cost of materials and other on the condensed consolidated statements of income. As of March 31, 2024, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
The following table presents the fair value of our derivative instruments as of March 31, 2024 and December 31, 2023. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 10 for further information regarding the fair value of derivative instruments (in millions).

17 |

Notes to Consolidated Financial Statements

		March 31, 2024		December 31, 2023
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives (1)	Other current assets	$—	$—	$6.6	$(7.1)
Commodity derivatives (1)	Other current liabilities	12.9	(23.2)	—	(0.8)
Commodity derivatives (1)	Other long-term assets	—	—	—	—
RINs commitment contracts (2)	Other current assets	8.2	—	—	—
RINs commitment contracts (2)	Other current liabilities	—	(19.7)	—	(3.1)
Total gross fair value of derivatives		21.1	(42.9)	6.6	(11.0)
Less: Counterparty netting and cash collateral (3)		12.9	(18.6)	5.3	(7.1)
Total net fair value of derivatives		$8.2	$(24.3)	$1.3	$(3.9)
(1)As of March 31, 2024 and December 31, 2023, we had open derivative positions representing 43,355,000 and 55,336,870 barrels, respectively, of crude oil and refined petroleum products.
(2)As of March 31, 2024 and December 31, 2023, we had open RINs commitment contracts representing 161,850,000 and 41,636,461 RINs, respectively.
(3)As of March 31, 2024 and December 31, 2023, $5.7 million and $1.8 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our non-trading commodity derivatives and RINs commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions) (2):

	Three Months Ended March 31,
	2024	2023
(Losses) gains on hedging derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$(21.7)	$5.3
Losses on non-trading physical forward contract commodity derivatives in cost of materials and other	—	(2.4)
Total (losses) gains	$(21.7)	$2.9
(1) (Losses) gains on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized (losses) gains of $(9.0) million and $30.0 million for the three months ended March 31, 2024 and 2023, respectively.
(2)    See separate table below for disclosures about "trading derivatives."

Total gains (losses) on our trading derivatives (none of which were designated as hedging instruments) recorded in other operating (income) expense, net on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended March 31,
	2024	2023

Trading Physical Forward Contract Commodity Derivatives
Realized gains	$0.2	$1.4
Unrealized losses	—	(1.8)
Total	$0.2	$(0.4)

Trading Hedging Commodity Derivatives
Realized gains	$—	$1.4
Unrealized gains	—	1.1
Total	$—	$2.5

18 |

Notes to Consolidated Financial Statements
10. Fair Value Measurements
Our assets and liabilities that are measured at fair value include commodity derivatives, investment commodities, environmental credits obligations, and our Inventory Intermediation Agreement. ASC 820, Fair Value Measurements ("ASC 820") requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants.
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
Our environmental credits obligation includes the Consolidated Net RINs Obligation, as well as other environmental credit obligation positions subject to fair value accounting pursuant to our accounting policy. The environmental credits obligation is categorized as Level 2, if measured at fair value either directly through observable inputs or indirectly through market-corroborated inputs, and gains (losses) related to changes in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income. With respect to our Consolidated Net RINs Obligation, we recognized no gain on changes in fair value for the three months ended March 31, 2024 and a gain totaling $0.3 million for the three months ended March 31, 2023, primarily attributable to changes in the market prices of the underlying credits that occurred at the end of each quarter.
We elected to account for our Inventory Intermediation step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. With respect to the Inventory Intermediation Agreement, we apply fair value measurement as follows: (1) we determine fair value for our amended variable step-out liability based on changes in fair value related to market volatility based on a floating commodity-index price, and for our amended fixed step-out liability based on changes to interest rates and the timing and amount of expected future cash settlements where such obligation is categorized as Level 2. Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other, and changes in fair value due to interest rate risk are recorded as a component of interest expense in the condensed consolidated statements of income; and (2) we determine fair value of the commodity-indexed revolving over/short inventory financing liability based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2 and is presented in the current portion of the obligation under Inventory Intermediation Agreement on our condensed consolidated balance sheets. Gains (losses) related to the change in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income. See Note 7 for discussion of gains and losses recognized from changes in fair value.
The fair value of the Delek Logistics 2028 Notes is measured based on quoted market prices in an active market, defined as Level 1 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $400.0 million and $391.4 million, respectively, as of March 31, 2024, and $400.0 million and $380.4 million, respectively, at December 31, 2023.
Also, the fair value of the Delek Logistics 2029 Notes is measured based on quoted market prices in an active market, defined as Level 1 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $650.0 million and $664.3 million, respectively, as of March 31, 2024.

19 |

Notes to Consolidated Financial Statements
The fair value approximates the historical or amortized cost basis comprising our carrying value for all other financial instruments and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$12.9	$—	$12.9
RINs commitment contracts	—	8.2	—	8.2
Total assets	—	21.1	—	21.1
Liabilities
Commodity derivatives	—	(23.2)	—	(23.2)
RINs commitment contracts	—	(19.7)	—	(19.7)
Environmental credits obligation deficit	—	(113.1)	—	(113.1)
Inventory Intermediation Agreement obligation	—	(492.7)	—	(492.7)
Total liabilities	—	(648.7)	—	(648.7)
Net liabilities	$—	$(627.6)	$—	$(627.6)

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$6.6	$—	$6.6
RINs commitment contracts	—	—	—	—
Total assets	—	6.6	—	6.6
Liabilities
Commodity derivatives	—	(7.9)	—	(7.9)
RINs commitment contracts	—	(3.1)	—	(3.1)
Environmental credits obligation deficit	—	(39.6)	—	(39.6)
Inventory Intermediation Agreement obligation	—	(407.6)	—	(407.6)
Total liabilities	—	(458.2)	—	(458.2)
Net liabilities	$—	$(451.6)	$—	$(451.6)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of March 31, 2024 and December 31, 2023, $5.7 million and $1.8 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 9 for further information regarding derivative instruments.

11. Commitments and Contingencies
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

20 |

Notes to Consolidated Financial Statements
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
As of March 31, 2024, we have recorded an environmental liability of approximately $113.4 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $2.9 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
Included in our environmental liabilities as of both March 31, 2024 and December 31, 2023 is a liability totaling $78.5 million related to a property that we have historically operated as an asphalt and marine fuel terminal both as an owner and, subsequently, as a lessee under an in-substance lease agreement (the “License Agreement”). The License Agreement, which provided us the license to continue operating our asphalt and marine fuel terminal operations on the property for a term of ten years and expired in June 2020, also ascribed a contractual noncontingent indemnification guarantee to certain of our wholly-owned subsidiaries related to certain incremental environmental remediation activities, predicated on the completion of certain property development activities ascribed to the lessor. Our combined liability, comprised of our environmental liability plus the estimated fair value of the noncontingent guarantee liability, was recorded in connection with the Delek/Alon Merger, effective July 1, 2017. While the License Agreement expired in June 2020, it is currently being disputed in litigation where we have determined that no loss accrual is necessary and that the amount of incremental loss that is reasonably possible is immaterial as of March 31, 2024. Such ongoing dispute causes sufficient uncertainty around the release of risk and the appropriate joint and several liability allocations thereunder that we cannot currently determine a more reasonable estimate of the potential total contingent liability that is probable, nor do we have sufficient information to better estimate the fair value of any remaining noncontingent guarantee liability. As such, as of March 31, 2024 and December 31, 2023, except for accretion and expenditures, our combined environmental liability related to the terminal and property remained unchanged.
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

21 |

Notes to Consolidated Financial Statements
12. Income Taxes

Under ASC 740, Income Taxes (“ASC 740”), we generally use an estimated annual tax rate to record income taxes. For interim financial reporting, except in specified cases, the quarterly income tax provision aligns with the estimated annual tax rate, updated each quarter based on revised full-year pre-tax book earnings. In certain situations, the estimated annual tax rate may distort the interim income tax provision due to significant permanent differences. In such cases, the interim income tax provision is based on the year-to-date effective tax rate, adjusting for permanent differences proportionally. In the three months ended March 31, 2024, income taxes were calculated based on the year-to-date effective tax rate. In the three months ended March 31, 2023, income taxes were calculated based on the estimated annual tax rate. Our effective tax rate was 22.2% and 18.0% for the three months ended March 31, 2024 and 2023, respectively. The difference between the effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to an decrease in quarter to date pre-tax earnings and the impact of fixed dollar favorable permanent adjustments on the quarter when applying a year-to-date effective tax rate.
13. Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 5). Transactions with our related parties were as follows for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Revenues (1)	$22.0	$17.9
Cost of materials and other (2)	$57.8	$45.5
(1)Consists primarily of asphalt sales which are recorded in corporate, other and eliminations segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

14. Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	March 31, 2024	December 31, 2023
Prepaid expenses	$62.1	$47.8
Income and other tax receivables	8.4	15.5
Short-term derivative assets (see Note 9)	8.2	1.3
Investment commodities	1.9	4.0
Other	4.6	9.6
Total	$85.2	$78.2

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	March 31, 2024	December 31, 2023
Crude purchase liabilities	$288.9	$190.7
Income and other taxes payable	158.7	166.9
Consolidated Net RINs Obligation deficit (see Note 10)	113.1	39.6
Deferred revenue	66.7	16.0
Employee costs	61.5	67.0
Product financing agreements	31.0	224.2
Short-term derivative liabilities (see Note 9)	24.3	3.9
Other	64.0	62.9
Total	$808.2	$771.2

22 |

Notes to Consolidated Financial Statements
15. Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 and Alon USA Energy, Inc. 2005 Long-Term Incentive Plans (collectively, the "Incentive Plans")
Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $6.3 million and $5.9 million for the three months ended March 31, 2024 and 2023, respectively. These amounts are included in general and administrative expenses and operating expenses in the accompanying condensed consolidated statements of income. As of March 31, 2024, there was $42.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years.
We issued net shares of common stock of 44,374 and 53,643 as a result of exercised or vested equity-based awards during the three months ended March 31, 2024 and 2023, respectively. These amounts are net of 35,434 and 20,463 shares withheld to satisfy employee tax obligations related to the exercises and vesting during the three months ended March 31, 2024 and 2023, respectively.
16.  Shareholders' Equity
Dividends
For 2024, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
February 20, 2024	$0.245	March 1, 2024	March 8, 2024
May 2, 2024	$0.250	May 17, 2024	May 24, 2024

Stock Repurchase Program
Our Board of Directors has authorized a share repurchase program under which repurchases of Delek common stock may be executed through open market transactions or privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases are made at the discretion of management and will depend on prevailing share prices, general economic and market conditions and other considerations. The authorization has no expiration date. During the three months ended March 31, 2023, 16,292 shares of our common stock were repurchased and cancelled at the time of the transaction for a total of $0.4 million. No common stock repurchases were made in the three month ended March 31, 2024. As of March 31, 2024, there was $185.1 million of authorization remaining under Delek's aggregate stock repurchase program.

23 |

Management's Discussion and Analysis
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 28, 2024 (the "Annual Report on Form 10-K"). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain.
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
The Company announces material information to the public about the Company, its products and services and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, the Company’s website (www.delekus.com), the investor relations section of its website (ir.delekus.com), the news section of its website (www.delekus.com/news), and/or social media, including its X (previously known as Twitter) account (@DelekUSHoldings). The Company encourages investors and others to review the information it makes public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements that refer to the acquisition of 3 Bear (subsequently renamed to Delek Delaware Gathering ("Delaware Gathering")) (the "Delaware Gathering Acquisition"), including any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, the information concerning possible future results of operations, business and growth strategies, including as the same may be impacted by any ongoing military conflict, such as the war between Russia and Ukraine ("the Russia-Ukraine War"), financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
•general economic and business conditions affecting the southern, southwestern and western United States ("U.S")., particularly levels of spending related to travel and tourism;
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

24 |

Management's Discussion and Analysis
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
•disruption, failure, or cybersecurity breaches affecting or targeting our information technology ("IT"), systems and controls, our infrastructure, or the infrastructure of our cloud-based IT service providers;
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

25 |

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
Business and Economic Environment Overview
Our focus on safe and reliable operations is a pillar which underlines all of our business activities. We continue to identify opportunities to mitigate market risk and focus on efforts that improve our overall cost structure while not compromising operational excellence. Although overall average crack spreads were lower than the first quarter of 2023, crack spreads increased from the end of 2023. Refining margins remained strong and demand for refined products continues to be robust driven by the continued constrained supply in the markets we serve. We will continue to identify opportunities for operational efficiency improvements. The domestic West Texas Intermediate ("WTI") differentials compared to Brent continued to be favorable, but the WTI Midland to Cushing remained consistent in comparison to the first quarter of 2023. Our logistics segment again contributed strong results driven by increased volumes from the Delaware Basin and rate increases. Logistics also continues to benefit from strong performance amongst our pipeline joint venture investments. Retail stores experienced normal seasonal results and performed well and we are realizing the benefit of store optimization activities as margins have increased, and we expect to begin seeing benefits from successful re-branding.
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
We want to reward our shareholders with a disciplined and balanced capital allocation framework. As we strengthen our relative financial position, we believe a balanced approach between shareholder returns and balance sheet improvement is appropriate. In 2024, we returned $15.7 million of capital to shareholders through dividends.
Our near-term focus is centered around the following: (1) operations excellence, (2) financial strength and flexibility and (3) strategic initiatives which includes unlocking the "sum of the parts" value of our existing business while identifying growth opportunities to enhance the Company's scale and diversify revenue streams. In 2024, we took steps to refinance the Delek Logistics long term debt, ending the quarter with a more attractive maturity profile. Delek Logistics also completed a public equity offering of its common units in March 2024. We believe each of these steps is consistent with our focus on strategic initiatives which includes unlocking the "sum of the parts". See further discussion in the "Strategic Objectives" section below.
See further discussion on macroeconomic factors and market trends, including the impact on 2024, in the ‘Market Trends’ section below.
Other 2024 Developments
On March 12, 2024, Delek Logistics completed a public offering of its common units in which it sold 3,584,416 common units (including an overallotment option of 467,532 common units) to the underwriters of the offering at a price to the public of $38.50 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $132.3 million and were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
On March 13, 2024, Delek Logistics sold $650.0 million in aggregate principal amount of 8.625% Senior Notes due 2029 (the “Delek Logistics 2029 Notes”), at par. Net proceeds were used to redeem the Delek Logistics 2025 Notes including accrued interest, pay off the Delek Logistics Term Loan Facility including accrued interest and to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.

26 |

Management's Discussion and Analysis
On March 29, 2024, Delek Logistics entered into a fourth amendment to the Delek Logistics Revolving Facility which among other things increased the U.S. Revolving Credit Commitments (as defined in the Delek Logistics Credit Facility) by an amount equal to $100.0 million resulting in aggregate lender commitments under the Delek Logistics Revolving Credit Facility in an amount of $1,150.0 million.
On April 17, 2024, Delek Logistics sold $200 million in aggregate principal amount of additional 8.625% senior notes due 2029 (the “Additional 2029 Notes”), at 101.25%. The Additional 2029 Notes were issued under the same indenture as the Delek Logistics 2029 Notes and formed a part of the same series of notes as the Delek Logistics 2029 Notes. The net proceeds were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
These steps improved availability under the Delek Logistics Revolving Facility to approximately $800 million and helped create the foundation for a "sum of the parts" initiative.

Refining Overview
The refining segment (or "Refining") processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd') as of March 31, 2024. A high-level summary of the refinery activities is presented below:

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

Logistics Overview
Our logistics segment (or "Logistics") gathers, transports and stores crude oil and natural gas; markets, distributes, transports and stores refined products; and disposes and recycles water in select regions of the southeastern United States, West Texas and New Mexico for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics (NYSE: DKL), where we owned a 72.7% interest at March 31, 2024. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's gathering and processing business owns or leases capacity on approximately 398 miles of crude oil transportation pipelines, approximately 406 miles of refined product pipelines, and an approximately 1,400-mile crude oil gathering system of which 489 miles is decommissioned. The storage and transportation business owns or leases associated crude oil storage tanks with an aggregate of approximately 10.0 million barrels of active shell capacity. It also owns and operates nine light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 199 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.

Retail Overview
Our retail segment (or "Retail") at March 31, 2024 includes the operations of 250 owned and leased convenience store sites located primarily in West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline and diesel under the DK or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the

27 |

Management's Discussion and Analysis
public, primarily under the DK or Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information.

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
The emphasis on environmental responsibility and long-term economic and environmental sustainability has increased. Demand for additional transparency continues to evolve. As we evaluate our current sustainability and Environmental, Social and Governance ("ESG") positioning in the market, we also must integrate a broader sustainability view into all of our activities, both operational and strategic. We have developed overarching key objectives that guide us when we formulate our strategic plans.
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

28 |

Management's Discussion and Analysis
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

Strategic Initiatives
One of our near-term strategic initiatives is centered around unlocking the "sum of the parts" value of our existing business while identifying growth opportunities to diversify the Company’s geographic footprint and revenue stream, including in the alternative energy markets, as well as enhance its scale, compensate investors and develop other areas of its business. For 2024, we will be focused on the following:
•Execute on our strategic initiatives, which may include opportunities to monetize our retail operations or some of our investment in Delek Logistics. The goal being, to help unlock value embedded in the Delek valuation, while also improving liquidity in the market for Delek Logistics units without diluting overall Delek Logistics market capitalization.
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

2024 Strategic Developments
The following table highlights our 2024 Strategic Developments:

2024 Key Initiatives
2024 Strategic Developments	Operational Excellence	Financial Strength & Flexibility	Strategic Initiatives
Investing in Energy Transition:
We were selected by the DOE Office of Clean Energy Demonstrations to negotiate a cost-sharing agreement in support of a carbon capture pilot project at the Big Spring refinery. The DOE Carbon Capture Large-Scale Pilot Project program provides 70% cost-share for up to $95 million of federal funding to support project development.
✓
Extending Long Term Debt Maturities:
On March 13, 2024, Delek Logistics sold $650.0 million in aggregate principal amount of 8.625% Senior Notes due 2029, at par. Net proceeds were used to redeem the Delek Logistics 2025 Notes including accrued interest, pay off the Delek Logistics Term Loan Facility including accrued interest and to repay borrowings under the Delek Logistics Revolving Facility. On April 17, 2024, Delek Logistics sold $200 million in aggregate principal amount of additional 8.625% senior notes due 2029 (the “Additional 2029 Notes”), at 101.25%. The Additional 2029 Notes were issued under the same indenture as the Delek Logistics 2029 Notes and formed a part of the same series of notes as the Delek Logistics 2029 Notes. The net proceeds were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
✓
Strengthening the Balance Sheet:
On March 12, 2024, Delek Logistics completed a public offering of its common units in which it sold 3,584,416 common units (including an overallotment option of 467,532 common units) to the underwriters of the offering at a price to the public of $38.50 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $132.3 million and were used to repay borrowings under the Delek Logistics Revolving Facility.
✓

Market Trends
Our results of operations are significantly affected by fluctuations in the prices of certain commodities, including, but not limited to, crude oil, gasoline, distillate fuel, biofuels, natural gas and electricity, among others. Historically, the impact of commodity price volatility on our refining margins (as defined in our "Non-GAAP Measures" in MD&A Item 2), specifically as it relates to the price of crude oil as compared to the price of refined products and timing differences in the movements of those prices (subject to our inventory costing methodology), as well as location differentials, may be favorable or unfavorable compared to peers. Additionally, our refining margin profitability is impacted by regulatory factors, including the cost of renewable identification numbers ("RINs").
We have positioned the Company to continue to run safely, reliably and environmentally responsibly at near or above nameplate capacity while leveraging our Delek Logistics and retail lines of business with an eye towards the One Delek vision. Increased geopolitical risks and general elevated tensions in the Middle East have put upward pressure on crude oil prices. Many uncertainties remain with respect to the global supply and demand of the crude oil and refined products markets and it is difficult to predict the ultimate economic impacts this may have on our operations. We expect gasoline and diesel demand to continue to follow typical seasonal patterns as we continue into the spring and summer driving season.

29 |

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
The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods in 2023 and for the first quarterly period in 2024.

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
The chart below illustrates the key differentials impacting our refining operations, including WTI Cushing to Brent, WTI Midland to WTI Cushing, and Louisiana Light Sweet crude oil ("LLS") to WTI Cushing for each of the quarterly periods in 2023 and for the first quarterly period in 2024.

30 |

Management's Discussion and Analysis

Refined Product Prices
We are impacted by refined product prices in two ways: (1) in terms of the prices we are able to sell our refined product for in our refining segment, and (2) in terms of the cost to acquire the refined products to meet Refining production shortfalls (e.g., when we have outages), or to acquire refined fuel products we sell to our wholesale customers in our logistics segment and at our convenience stores in our retail segment. These prices largely depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation.
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
The charts below illustrate the quarterly average prices of Gulf Coast Gasoline ("CBOB"), U.S. High Sulfur Diesel ("HSD") and U.S. Ultra Low Sulfur Diesel ("ULSD") for each of the quarterly periods in 2023 and for the first quarterly period in 2024.

31 |

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
The table below reflects the quarterly average Gulf Coast 5-3-2 ULSD, 3-2-1 ULSD and 2-1-1 HSD/LLS crack spreads for each of the quarterly periods in 2023 and for the one quarterly period in 2024.

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
The chart below illustrates the volatility in RINs for each of the quarterly periods in 2023 and for the one quarterly period in 2024.

32 |

Management's Discussion and Analysis

Energy Costs
Energy costs are a significant element of our Refining Earnings before interest, taxes, depreciation and amortization ("EBITDA") and can significantly impact our ability to capture crack spreads, with natural gas representing the largest component. Natural gas prices are driven by supply-side factors such as amount of natural gas production, level of natural gas in storage and import and export activity, while demand-side factors include variability of weather, economic growth and the availability and price of other fuels. Refiners and other large-volume fuel consumers may be more or less susceptible to volatility in natural gas prices depending on their consumption levels as well as their capabilities to switch to more economical sources of fuel/energy. Additionally, geographic location of facilities make consumers vulnerable to price differentials of natural gas available at different supply hubs. Within Delek’s geographic footprint, we source the majority of our natural gas from the Gulf Coast, and secondarily from the Permian, coinciding with the physical locations of our refineries. We manage our risk around natural gas prices by entering into variable and fixed-price supply contracts in both the Gulf and Permian Basin or by entering into derivative hedges based on forecasted consumption and forward curve prices, as appropriate, in accordance with our risk policy.

The chart below illustrates the quarterly average prices of Waha (Permian Basin) and Henry Hub (Gulf Coast) per million British Thermal Units ("MMBtu") beginning with the first quarter of 2023 through the first quarter of 2024.

Non-GAAP Measures
Our management uses certain non-Generally Accepted Accounting Principles (“non-GAAP”) operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These financial and operational non-GAAP measures are important factors in assessing our operating results and profitability and include:
•EBITDA - calculated as net income (loss) attributable to Delek adjusted to add back interest expense, income tax expense, depreciation and amortization; and
•Refining margin - calculated as gross margin (which we define as sales minus cost of sales) adjusted for operating expenses and depreciation and amortization included in cost of sales.
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
Non-GAAP Reconciliations
The following table provides a reconciliation of segment EBITDA to the most directly comparable U.S. GAAP measure, net (loss) income attributable to Delek:
Reconciliation of segment EBITDA to net (loss) income attributable to Delek (in millions)

33 |

Management's Discussion and Analysis

	Three Months Ended March 31,
	2024	2023
Refining segment EBITDA	$101.1	$192.1
Logistics segment EBITDA	99.7	91.4
Retail segment EBITDA	6.5	6.4
Corporate, Other and Eliminations EBITDA	(64.2)	(49.9)
EBITDA attributable to Delek	$143.1	$240.0
Interest expense, net	(87.7)	(76.5)
Income tax benefit (expense)	7.2	(15.8)
Depreciation and amortization	(95.2)	(83.4)
Net (loss) income attributable to Delek	$(32.6)	$64.3

The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin (in millions)

Refining Segment
	Three Months Ended March 31,
	2024	2023
Total revenues	$3,108.3	$3,794.5
Cost of sales	3,067.1	3,654.5
Gross margin	$41.2	$140.0
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	165.8	139.1
Depreciation and amortization	61.4	56.6
Refining margin	$268.4	$335.7

34 |

Management's Discussion and Analysis
Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions):

Summary Statement of Operations Data (1)	Three Months Ended March 31,
	2024	2023
Net revenues	$3,227.6	$3,924.3
Cost of sales:
Cost of materials and other	2,797.3	3,439.6
Operating expenses (excluding depreciation and amortization presented below)	213.8	170.8
Depreciation and amortization	86.4	76.8
Total cost of sales	3,097.5	3,687.2
Insurance proceeds	—	—
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	25.8	27.0
General and administrative expenses	64.4	71.5
Depreciation and amortization	8.8	6.6
Other operating income, net	(1.6)	(10.8)
Total operating costs and expenses	3,194.9	3,781.5
Operating income	32.7	142.8
Interest expense, net	87.7	76.5
Income from equity method investments	(21.9)	(14.6)
Other income, net	(0.7)	(7.1)
Total non-operating expenses, net	65.1	54.8
(Loss) income before income tax (benefit) expense	(32.4)	88.0
Income tax (benefit) expense	(7.2)	15.8
Net (loss) income	(25.2)	72.2
Net income attributed to non-controlling interests	7.4	7.9
Net (loss) income attributable to Delek	$(32.6)	$64.3
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

Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2024 versus the Three Months Ended March 31, 2023.
Net (Loss) Income
Consolidated net loss for the three months ended March 31, 2024 was $25.2 million compared to a net income of $72.2 million for the three months ended March 31, 2023. Consolidated net loss attributable to Delek for the three months ended March 31, 2024 was $32.6 million, or $(0.51) per basic share, compared to income of $64.3 million, or $0.96 per basic share, for the three months ended March 31, 2023. Explanations for significant drivers impacting net (loss) income as compared to the comparable period of the prior year are discussed in the sections below.

35 |

Management's Discussion and Analysis
Net Revenues
We generated net revenues of $3,227.6 million and $3,924.3 million during the three months ended March 31, 2024 and 2023, respectively, a decrease of $696.7 million, or 17.8%. The decrease in net revenues was primarily due to the following:
•in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 7.1% and ULSD of 8.7%,and decreases in wholesale activity, partially offset by an increase in sales volume and an increase in the average price of U.S. Gulf Coast HSD of 1.6%;
•in our logistics segment, an increase in terminalling and marketing fees due to rate increases as well as higher volumes associated with Tyler Refinery operations which were negatively impacted in prior year as a result of turnaround activities, partially offset by decreases in our West Texas marketing operations; and
•in our retail segment, a decrease in total fuel sales primarily attributable to a $0.19 decrease in average price charged per gallon sold and a decrease in merchandise sales primarily driven by the same-store sales decrease of 4.1%.

Total Operating Costs and Expenses
Cost of Materials and Other
Cost of materials and other was $2,797.3 million for the three months ended March 31, 2024, compared to $3,439.6 million for three months ended March 31, 2023, a decrease of $642.3 million, or 18.7%. The net decrease in cost of materials and other primarily related to the following:
•decreased wholesale activity and decreased RINs pricing, partially offset by an increase in the cost of crude oil feedstocks at the refineries, including a 1.4% increase in the average cost of WTI Cushing crude oil and a 1.4% increase in the average cost of WTI Midland crude oil and an increase in sales volume;
•decrease in logistics costs due to lower natural gas costs partially offset by an increases in the average volumes of gasoline and diesel sold; and
•a decrease in retail cost of materials and other due to 7.0% decrease in average cost per gallon sold.
Operating Expenses
Operating expenses (included in both cost of sales and other operating expenses) were $239.6 million for the three months ended March 31, 2024 compared to $197.8 million in three months ended March 31, 2023, an increase of $41.8 million, or 21.1%. The increase in operating expenses was primarily driven by the following:
•an increase in maintenance costs; and
•an increase in employee costs.
These increases were partially offset by the following:
•lower natural gas prices.
General and Administrative Expenses
General and administrative expenses were $64.4 million for the three months ended March 31, 2024 compared to $71.5 million in three months ended March 31, 2023, a decrease of $7.1 million, or 9.9%. The decrease was primarily driven by a decrease in employee costs including incentive compensation costs.
Depreciation and Amortization
Depreciation and amortization (included in both cost of sales and other operating expenses) was $95.2 million and $83.4 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $11.8 million, or 14.1%. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed.
Other Operating Income, Net
Other operating income, net was $1.6 million and $10.8 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $9.2 million, primarily due to decreased hedge gains associated with our derivatives.

36 |

Management's Discussion and Analysis
Non-Operating Expenses, Net
Interest Expense, Net
Interest expense, net was $87.7 million in the three months ended March 31, 2024, compared to $76.5 million for three months ended March 31, 2023, an increase of $11.2 million, or 14.6% primarily due to the following:
•an increase in the average effective interest rate of 257 basis points during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding);
•a decrease in net average borrowings outstanding (including the obligations under the supply and offtake agreements which have an associated interest charge) of approximately $454.8 million during the three months ended March 31, 2024 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the three months ended March 31, 2023; and
•debt extinguishment costs of $3.6 million in the three months ended March 31, 2024 related to the payoff of the Delek Logistics Term Loan Facility and Delek Logistics 2025 Notes with proceeds from the Delek Logistics 2029 Notes issued in March 2024.
Results from Equity Method Investments
We recognized income from equity method investments of $21.9 million for the three months ended March 31, 2024, compared to $14.6 million for the three months ended March 31, 2023, an increase of $7.3 million. This increase was primarily driven by the following:
•an increase in income from our investment in W2W Holdings LLC to $9.4 million during the three months ended March 31, 2024 from $4.5 million in the three months ended March 31, 2023.

Income Taxes
For the three months ended March 31, 2024, we recorded an income tax benefit of $7.2 million compared to expense of $15.8 million for the three months ended March 31, 2023, primarily driven by the following:
•a decrease in pre-tax net income of $120.4 million, and
•Our effective tax rates were 22.2% and 18.0% for the three months ended March 31, 2024 and 2023, respectively, due to the impact of fixed dollar favorable permanent differences on the tax rate and changes in valuation allowance on state attributes when calculating a year-to-date effective tax rate to approximate the estimated annual effective tax rate.

37 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth selected information concerning our refining segment operations ($ in millions, except per barrel amounts):

Selected Refining Financial Information
	Three Months Ended March 31,
	2024	2023
Revenues	$3,108.3	$3,794.5
Cost of materials and other	2,839.9	3,458.8
Refining Margin	$268.4	$335.7

Operating expenses (excluding depreciation and amortization)	$165.8	$139.1

Refining segment EBITDA	$101.1	$192.1

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

38 |

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

Refinery Statistics
	Three Months Ended March 31,
	2024	2023
Total Refining Segment
Days in period	91	90
Total sales volume - refined product (average bpd) (1)	306,567	271,715
Total production (average bpd)	292,725	266,606
Crude oil	274,554	248,199
Other feedstocks	22,098	20,336
Total throughput (average bpd):	296,652	268,535

Crude Slate: (% based on amount received in period)
WTI crude oil	71.4%	69.8%
Gulf Coast Sweet Crude	6.2%	4.7%
Local Arkansas crude oil	3.4%	4.5%
Other	19.0%	21.0%

Crude utilization (% based on nameplate capacity)	90.9%	82.2%

39 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended March 31,
	2024	2023
Tyler, TX Refinery
Days in period	91	90
Products manufactured (average bpd):
Gasoline	37,368	18,776
Diesel/Jet	30,105	13,042
Petrochemicals, LPG, natural gas liquids ("NGLs")	1,983	736
Other	1,217	1,778
Total production	70,673	34,332
Throughput (average bpd):
Crude Oil	67,792	29,810
Other feedstocks	4,473	4,694
Total throughput	72,265	34,504
Per barrel of throughput:
Operating expenses	$5.28	$8.70
Crude Slate: (% based on amount received in period)
WTI crude oil	82.6%	37.5%
East Texas crude oil	17.4%	62.5%

El Dorado, AR Refinery
Days in period	91	90
Products manufactured (average bpd):
Gasoline	41,542	38,044
Diesel	30,035	27,710
Petrochemicals, LPG, NGLs	1,583	1,290
Asphalt	8,305	7,718
Other	795	746
Total production	82,260	75,508
Throughput (average bpd):
Crude Oil	80,183	72,637
Other feedstocks	3,404	4,558
Total throughput	83,587	77,195
Per barrel of throughput:
Operating expenses	$4.72	$4.47
Crude Slate: (% based on amount received in period)
WTI crude oil	66.4%	61.9%
Local Arkansas crude oil	11.6%	14.7%
Other	22.0%	23.4%

40 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended March 31,
	2024	2023
Big Spring, TX Refinery
Days in period	91	90
Products manufactured (average bpd):
Gasoline	29,975	38,509
Diesel/Jet	22,446	25,642
Petrochemicals, LPG, NGLs	5,436	3,133
Asphalt	2,088	1,642
Other	3,662	2,642
Total production	63,607	71,568
Throughput (average bpd):
Crude oil	59,448	67,989
Other feedstocks	5,405	4,625
Total throughput	64,853	72,614
Per barrel of refined throughput:
Operating expenses	$8.08	$5.80
Crude Slate: (% based on amount received in period)
WTI crude oil	72.7%	74.8%
WTS crude oil	27.3%	25.2%

Krotz Springs, LA Refinery
Days in period	91	90
Products manufactured (average bpd):
Gasoline	38,777	41,846
Diesel/Jet	28,244	32,783
Heavy Oils	2,731	3,509
Petrochemicals, LPG, NGLs	5,731	6,873
Other	702	187
Total production	76,185	85,198
Throughput (average bpd):
Crude Oil	67,131	77,764
Other feedstocks	8,816	6,459
Total throughput	75,947	84,223
Per barrel of throughput:
Operating expenses	$5.94	$5.21
Crude Slate: (% based on amount received in period)
WTI Crude	64.5%	79.8%
Gulf Coast Sweet Crude	25.1%	14.3%
Other	10.4%	5.9%
(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.

41 |

Management's Discussion and Analysis
Included in the refinery statistics above are the following sales to other segments:

Refinery Sales to Other Segments
	Three Months Ended March 31,
(in barrels per day)	2024	2023

Big Spring refined product sales to other Delek segments	20,326	19,433

Pricing Statistics (average for the period presented)
	Three Months Ended March 31,
	2024	2023

WTI — Cushing crude oil (per barrel)	$77.01	$75.96
WTI — Midland crude oil (per barrel)	$78.55	$77.50
WTS — Midland crude oil (per barrel)	$77.48	$75.39
LLS (per barrel)	$79.69	$78.84
Brent (per barrel)	$81.76	$82.10

U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$23.09	$32.55
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$21.98	$31.22
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$19.40	$19.08

U.S. Gulf Coast unleaded gasoline (per gallon)	$2.22	$2.39
Gulf Coast ultra-low sulfur diesel (per gallon)	$2.62	$2.87
U.S. Gulf Coast high sulfur diesel (per gallon)	$1.95	$1.92
Natural gas, per MMBTU	$2.10	$2.73

(1)For our Tyler and El Dorado refineries, we compare our per barrel refining product margin to the Gulf Coast 5-3-2 crack spread consisting of (Argus pricing) WTI Cushing crude, U.S. Gulf Coast CBOB gasoline and U.S. Gulf Coast Pipeline No. 2 heating oil (ultra-low sulfur diesel). For our Big Spring refinery, we compare our per barrel refining margin to the Gulf Coast 3-2-1 crack spread consisting of (Argus pricing) WTI Cushing crude, U.S. Gulf Coast CBOB gasoline and Gulf Coast ultra-low sulfur diesel. For 2023, for our Krotz Springs refinery, we compare our per barrel refining margin to the Gulf Coast 2-1-1 crack spread consisting of (Argus pricing) LLS crude oil, (Argus pricing) U.S. Gulf Coast CBOB gasoline and 50% of (Argus pricing) U.S. Gulf Coast Pipeline No. 2 heating oil (high sulfur diesel) and 50% of (Platts pricing) U.S. Gulf Coast Pipeline No. 2 heating oil (high sulfur diesel). For 2024, for our Krotz Springs refinery, we compare our per barrel refining margin to the Gulf Coast 2-1-1 crack spread consisting of (Argus pricing) LLS crude oil, (Argus pricing) U.S. Gulf Coast CBOB gasoline and (Platts pricing) U.S. Gulf Coast Pipeline No. 2 heating oil (high sulfur diesel). The Tyler refinery's crude oil input is primarily WTI Midland and East Texas, while the El Dorado refinery's crude input is primarily a combination of WTI Midland, local Arkansas and other domestic inland crude oil. The Big Spring refinery’s crude oil input is primarily comprised of WTS and WTI Midland. The Krotz Springs refinery’s crude oil input is primarily comprised of LLS and WTI Midland.

42 |

Management's Discussion and Analysis
Refining Segment Operational Comparison of the Three Months Ended March 31, 2024 versus the Three Months Ended March 31, 2023
Revenues
Revenues for the refining segment decreased $686.2 million, or 18.1%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily driven by the following:
•a decrease in the average price of U.S. Gulf Coast gasoline of 7.1% and ULSD of 8.7%; and
•a decrease in wholesale activity.
These decreases were partially offset by the following:
•an increase in sales volumes primarily associated with Tyler Refinery operations which were negatively impacted in prior year as a result of turnaround activities; and
•an increase in the average price of U.S. Gulf Coast HSD of 1.6%.
Revenues included sales to our retail segment of $93.9 million and $102.6 million and sales to our logistics segment of $92.9 million and $91.1 million for the three months ended March 31, 2024 and 2023, respectively. We eliminate this intercompany revenue in consolidation.
Cost of Materials and Other
Cost of materials and other decreased $618.9 million, or 17.9%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was primarily driven by the following:
•a decrease in wholesale activity; and
•a decrease in RINs pricing.
These decreases were partially offset by the following:
•increases in the cost of WTI Cushing crude oil, from an average of $75.96 per barrel to an average of $77.01, or 1.4%, and increases in the cost of WTI Midland crude oil, from an average of $77.50 per barrel to an average of $78.55, or 1.4%.
•an increase in sales volumes primarily associated with Tyler Refinery operations which were negatively impacted in prior year as a result of turnaround activities.
Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $139.2 million and $124.6 million during the three months ended March 31, 2024 and 2023, respectively. We eliminate these intercompany fees in consolidation.

Refining Margin
Refining margin decreased by $67.3 million, or 20.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, with a refining margin percentage of 8.6% as compared to 8.8% for the three months ended March 31, 2024 and 2023, respectively, primarily driven by the following:
•a 29.1% decrease in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery) and a 29.6% decrease in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery).
These decreases were partially offset by the following:
•a 1.7% increase in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery);
•an increase in sales volumes primarily associated with Tyler Refinery operations which were negatively impacted in prior year as a result of turnaround activities; and
•lower natural gas prices.

43 |

Management's Discussion and Analysis
Operating Expenses
Operating expenses increased by $26.7 million, or 19.2%, in the three months ended March 31, 2024, compared to three months ended March 31, 2023. The increase in operating expenses was primarily driven by the following:
•higher employee, outside service and maintenance costs.
These increases were partially offset by the following:
•lower natural gas prices in 2024.

EBITDA
EBITDA decreased by $91.0 million, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a decrease in refining margin driven by decreased crack spreads, partially offset by an increase in sales volumes primarily associated with Tyler Refinery operations which were negatively impacted in prior year as a result of turnaround activities.

44 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Selected Logistics Financial and Operating Information
	Three Months Ended March 31,
	2024	2023
Revenues	$252.1	$243.5
Cost of materials and other	$123.7	$126.1
Operating expenses (excluding depreciation and amortization)	$31.9	$24.7
EBITDA	$99.7	$91.4

Operating Information:
Gathering & Processing: (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	73,011	63,528
Refined products pipelines	63,234	55,003
SALA Gathering System	12,987	13,872
East Texas Crude Logistics System	19,702	22,670
Midland Gathering Assets	213,458	222,112
Plains Connection System	256,844	240,597
Delaware Gathering Assets:
Natural gas gathering and processing (Mcfd) (1)	76,322	74,716
Crude oil gathering (average bpd)	123,509	103,725
Water disposal and recycling (average bpd)	120,269	88,182

Wholesale Marketing & Terminalling:
East Texas - Tyler refinery sales volumes (average bpd) (2)	66,475	34,816
Big Spring wholesale marketing throughputs (average bpd)	76,615	78,380
West Texas wholesale marketing throughputs (average bpd)	9,976	8,696
West Texas wholesale marketing margin per barrel	$2.15	$5.47
Terminalling throughputs (average bpd) (3)	136,614	93,305
(1)     Mcfd - average thousand cubic feet per day.
(2)     Excludes jet fuel and petroleum coke.
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

45 |

Management's Discussion and Analysis
Logistics Segment Operational Comparison of the Three Months Ended March 31, 2024 versus the Three Months Ended March 31, 2023
Revenues
Net revenues increased by $8.6 million, or 3.5%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily driven by the following:
•increase in terminalling and marketing fees due to rate increases as well as higher volumes associated with Tyler Refinery operations which were negatively impacted in prior year as a result of turnaround activities.
These increases were partially offset by the following:
•decreased revenue of $0.6 million in our West Texas marketing operations primarily driven by decreases in RIN prices.
Revenues included sales to our refining segment of $139.2 million and $124.6 million for the three months ended March 31, 2024 and 2023, respectively, and sales to our other segment of $0.4 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Cost of materials and other for the logistics segment decreased by $2.4 million, or 1.9%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was primarily driven by the following:
•decrease of $5.2 million in our gathering and processing segment driven primarily by lower natural gas costs.
These decrease was partially offset by the following:
•increase in costs of materials and other of $1.8 million in our West Texas marketing operations primarily driven by increases in the average volumes of gasoline and diesel sold, partially offset by decreases in the average cost per gallon:
◦the volumes of gasoline and diesel sold increased by 4.0 million and 0.5 million gallons, respectively; and
◦the average cost per gallon of gasoline and diesel sold decreased by $0.28 per gallon and $0.22 per gallon, respectively.
Our logistics segment purchased product from our refining segment of $92.9 million and $91.1 million for the three months ended March 31, 2024 and 2023, respectively. We eliminate these intercompany costs in consolidation.

Operating Expenses
Operating expenses increased by $7.2 million, or 29.1%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by an increase in contract services.

46 |

Management's Discussion and Analysis
EBITDA
EBITDA increased by $8.3 million, or 9.1%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by the following:
•higher terminalling and marketing fees due to rate increases as well as higher throughput volumes primarily associated with the Tyler Refinery operations which were negatively impacted in the prior year as a result of turnaround activities.
These increases were partially offset by the following:
•increases in operating expenses primarily due to contract services

47 |

Management's Discussion and Analysis

Retail Segment
The tables below set forth certain information concerning our retail segment operations ($ in millions):

Selected Retail Financial and Operating Information
	Three Months Ended March 31,
	2024	2023
Revenues	$193.5	$205.0
Cost of materials and other	$158.3	$170.0
Operating expenses (excluding depreciation and amortization)	$25.1	$24.6

EBITDA	$6.5	$6.4

Operating Information
	Three Months Ended March 31,
	2024	2023
Number of stores (end of period)	250	249
Average number of stores	250	249
Average number of fuel stores	245	244
Retail fuel sales	$122.8	$131.1
Retail fuel sales (thousands of gallons)	39,683	39,964
Average retail gallons per average number of stores (in thousands)	162	164
Average retail sales price per gallon sold	$3.09	$3.28
Retail fuel margin ($ per gallon) (1)	$0.290	$0.266
Merchandise sales (in millions)	$70.7	$73.9
Merchandise sales per average number of stores (in millions)	$0.3	$0.3
Merchandise margin %	33.5%	33.0%

Same-Store Comparison (2)
	Three Months Ended March 31,
	2024	2023

Change in same-store retail fuel gallons sold	0.7%	(1.7)%
Change in same-store merchandise sales	(4.1)%	5.3%
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

48 |

Management's Discussion and Analysis
Retail Segment Operational Comparison of the Three Months Ended March 31, 2024 versus the Three Months Ended March 31, 2023
Revenues
Revenues for the retail segment decreased by $11.5 million, or 5.6%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by the following:
•a decrease in total fuel sales which were $122.8 million for the three months ended March 31, 2024 compared to $131.1 million for the three months ended March 31, 2023, primarily attributable to a $0.19 decrease in average price charged per gallon sold; and
•a decrease in merchandise sales to $70.7 million for the three months ended March 31, 2024 compared to $73.9 million for the three months ended March 31, 2023, primarily driven by the same-store sales decrease of 4.1% mostly attributable to tobacco sales.

Cost of Materials and Other
Cost of materials and other for the retail segment decreased by $11.7 million, or 6.9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by the following:
•a decrease in average cost per gallon of $0.21, or 7.0%.
Our retail segment purchased finished product from our refining segment of $93.9 million and $102.6 million for the three months ended March 31, 2024 and 2023, respectively. We eliminate this intercompany cost in consolidation.

Operating Expenses
Operating expenses for the retail segment increased by $0.5 million, or 2.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

EBITDA
EBITDA for the retail segment increased by $0.1 million, or 1.6%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by the following:
•an increase in average fuel margin of $0.024; and
•a 4.3% decrease in merchandise sales.

49 |

Management's Discussion and Analysis
Liquidity and Capital Resources
Sources of Capital
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At March 31, 2024 our total liquidity amounted to $2.2 billion comprised primarily of $1,424.3 million in unused credit commitments under our revolving credit facilities (as discussed in Note 8 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) and $753.4 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends and fund operational capital expenditures. On May 2, 2024, our Board of Directors approved a quarterly cash dividend of $0.250 per share of our common stock.
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
As of March 31, 2024, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Term Loan Credit Facility (see further discussion in Note 8 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q). Additionally, we were in compliance with covenants during the quarter ended March 31, 2024. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may pay dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to): available borrowings under our existing Delek Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Revolving Facility; the allowance to incur an additional $400.0 million of secured debt under the Delek Term Loan Credit Facility (see further discussion of these facilities in Note 8 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks or joint ventures, as otherwise contemplated and allowed under our incurrence covenants.
Cash Position and Indebtedness
As of March 31, 2024, our total cash and cash equivalents were $753.4 million and we had total long-term indebtedness of approximately $2,496.9 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $61.4 million. Additionally, we had letters of credit issued of approximately $280.5 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $1,424.3 million. The decrease of $99.0 million in total long-term principle indebtedness as of March 31, 2024 compared to December 31, 2023 resulted primarily from a decrease in net borrowings under the Delek Revolving Credit Facility and the United Community Bank Revolver, partially offset by an increase in net borrowings under the Delek Logistics Revolving Facility. As of March 31, 2024, our total long-term indebtedness (as defined in Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) consisted of the following:
•the Delek Revolving Credit Facility with no outstanding borrowings (maturity of October 26, 2027);
•aggregate principal of $938.1 million under the Delek Term Loan Credit Facility (maturity of November 19, 2029 and effective interest of 10.15%);
•aggregate principal of $565.2 million under the Delek Logistics Revolving Facility (maturity of October 13, 2027 and average borrowing rate of 8.18%);
•aggregate principal of $400.0 million under the Delek Logistics 2028 Notes (due in 2028, with effective interest rate of 7.39%);
•aggregate principal of $650.0 million under the Delek Logistics 2029 Notes (due in 2029, with effective interest rate of 8.81%); and
•aggregate principal of $5.0 million under the United Community Bank Revolver (maturity of June 30, 2024 and average borrowing rate of 7.75%).

50 |

Management's Discussion and Analysis
On March 13, 2024, Delek Logistics sold $650.0 million in aggregate principal amount of 8.625% Senior Notes due 2029, at par. Net proceeds were used to redeem the Delek Logistics 2025 Notes including accrued interest, pay off the Delek Logistics Term Loan Facility including accrued interest and to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
On April 17, 2024, Delek Logistics sold $200 million in aggregate principal amount of additional 8.625% senior notes due 2029 (the “Additional 2029 Notes”), at 101.25%. The Additional 2029 Notes were issued under the same indenture as the Delek Logistics 2029 Notes and formed a part of the same series of notes as the Delek Logistics 2029 Notes. The net proceeds were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
See Note 8 to our accompanying condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for additional information about our separate debt and credit facilities.
Additionally, we utilize other financing arrangements to finance operating assets and/or, from time to time, to monetize other assets that may not be needed in the near term, when internal cost of capital and other criteria are met. Such arrangements include our inventory intermediation arrangement, which finances a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs or other non-inventory product financing liabilities and funded letters of credit. Our inventory intermediation obligation with Citigroup Energy Inc. ("Citi") was $492.7 million at March 31, 2024. See Note 7 of the accompanying condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for additional information about our inventory intermediation agreement. Our product financing liabilities consisted primarily of RIN financings as of March 31, 2024, and totaled $31.0 million, all of which is due in the next 12 months. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of our December 31, 2023 Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Cash Requirements" section below.
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
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Three Months Ended March 31,
	2024	2023
Cash Flow Data:
Operating activities	$166.7	$395.1
Investing activities	(41.6)	(222.1)
Financing activities	(193.9)	(149.3)
Net (decrease) increase	$(68.8)	$23.7

Cash Flows from Operating Activities
Net cash provided by operating activities was $166.7 million for the three months ended March 31, 2024, compared to $395.1 million for the comparable period of 2023. Decreases were a result of cash receipts from customers and cash payments to suppliers and for salaries resulting in a net $259.8 million decrease in cash provided by operating activities, partially offset by a decrease in cash paid for debt interest of $30.5 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $41.6 million for the three months ended March 31, 2024, compared to $222.1 million in the comparable period of 2023. The decrease in cash flows used in investing activities was primarily due to a $164.0 million decrease in purchases of property, plant and equipment, substantially driven by maintenance projects associated with the Tyler turnaround in 2023, $3.6 million of insurance proceeds in 2024 and payments of $12.3 million for equity interests investments and other in 2023.
Cash Flows from Financing Activities
Net cash used in financing activities was $193.9 million for the three months ended March 31, 2024, compared to $149.3 million in the

51 |

Management's Discussion and Analysis
comparable 2023 period. The increase in cash used was primarily due to net payments from product and other financing arrangements of $189.7 million for the three months ended March 31, 2024 compared to net proceeds of $98.9 million in the comparable 2023 period, the receipt of settlement proceeds of $58.0 million during the first quarter of 2023 associated with the termination of the J. Aron Supply & Offtake Agreements and origination of the Citi Inventory Intermediation Agreement (as defined in Note 7 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) and payment of $10.9 million of deferred financing costs primarily related to the issuance of the Delek Logistics 2029 Notes.
These increases in cash flows were partially offset by the receipt of net proceeds of $132.3 million from the Delek Logistics' public offering of common units in the three months ended March 31, 2024 and net proceeds from term debt of $116.3 million for the three months ended March 31, 2024 compared to net payments on term debt of $6.1 million in the comparable 2023 period, primarily related to the issuance of the Delek Logistics 2029 Notes and the related repayment of the Delek Logistics Term Loan Facility and Delek Logistics 2025 Notes and a decrease in net payments on long-term revolvers of $59.6 million.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the three months ended March 31, 2024, by operating segment and major category (in millions):

	2024 Forecast	Three Months Ended March 31, 2024 Actual
Refining
Regulatory	$42	$5.9
Sustaining maintenance, including turnaround activities	163	15.6
Growth projects	15	—
Refining segment total	220	21.5
Logistics
Regulatory	5	—
Sustaining maintenance	15	1.4
Growth projects	50	13.8
Logistics segment total	70	15.2
Retail
Regulatory	—	—
Sustaining maintenance	5	1.8
Growth projects	10	2.3
Retail segment total	15	4.1
Corporate and Other
Regulatory	2	0.1
Sustaining maintenance	23	5.0
Growth projects	—	—
Other total	25	5.1
Total capital spending	$330	$45.9

The amount of our capital expenditure forecast is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects and subject to the changes and uncertainties discussed under the 'Forward-Looking Statements' section of Item 2. Management's Discussion and Analysis, of this Quarterly Report on Form 10-Q. For further information, please refer to our discussion in Item 1A. Risk Factors, of our December 31, 2023 Annual Report on Form 10-K.

52 |

Management's Discussion and Analysis
Cash Requirements
Long-Term Cash Requirements Under Contractual Obligations
Information regarding our known cash requirements under contractual obligations of the types described below as of March 31, 2024, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long-term debt and notes payable obligations	$14.5	$19.0	$1,634.2	$890.6	$2,558.3
Interest (1)	215.8	427.8	342.9	51.5	1,038.0
Operating lease commitments (2)	59.3	74.9	27.8	18.4	180.4
Purchase commitments (3)	435.1	0.6	—	—	435.7
Product financing agreements (4)	31.0	—	—	—	31.0
Transportation agreements (5)	194.9	368.3	223.7	289.2	1,076.1
Inventory intermediation obligation (6)	46.3	38.8	—	—	85.1
Total	$996.9	$929.4	$2,228.6	$1,249.7	$5,404.6
(1) Expected interest payments on debt outstanding at March 31, 2024. Floating interest rate debt is calculated using March 31, 2024 rates. For additional information, see Note 8 to the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of March 31, 2024.
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
(4) Balances consist of obligations under RINs product financing arrangements, as described in Note 11 to the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q and further discussed in the ''Environmental Credits and Related Regulatory Obligations" accounting policy included in Note 2 to our consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of our December 31, 2023 Annual Report on Form 10-K.
(5) Balances consist of contractual obligations under agreements with third parties (not including Delek Logistics) for the transportation of crude oil to our refineries.
(6) Balances consist of contractual obligations under the Citi Inventory Intermediation Agreement, including principal obligation for the Baseline Volume Step-Out Liability and other recurring fees. For additional information, see Note 7 to the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

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
Refer to the cash flow section for our operating activities spend during the three months ended March 31, 2024. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity.
Refer to the 'Capital Spending' section for our capital expenditures for the three months ended March 31, 2024 and our anticipated cash requirements for planned capital expenditures for the full year 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Changes in commodity prices (mainly crude oil and refined products) and interest rates are our primary sources of market risk. When we make the decision to manage our market exposure, our objective is generally to avoid losses from adverse price changes, realizing we will not obtain the gains of beneficial price changes.

53 |

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
The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are presented separately below), as of March 31, 2024 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2024
Contracts not designated as hedging instruments:
Crude oil price swaps - long (1)	$5.9	21,211,000	21,211,000
Crude oil price swaps - short (1)	(14.5)	19,967,000	19,967,000
Inventory, refined product and crack spread swaps - long (1)	2.0	896,000	896,000
Inventory, refined product and crack spread swaps - short (1)	(3.7)	1,281,000	1,281,000
RINs commitment contracts - long (2)	(11.5)	161,850,000	161,850,000
Total	$(21.8)
(1) Volume in barrels.
(2) Volume in RINs.

Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $1,508.3 million as of March 31, 2024. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of March 31, 2024 would be to change interest expense by approximately $15.1 million.
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
Commodity Derivatives Trading Activities
We enter into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, and futures contracts. These trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts are classified as held for trading and are recognized at fair value with changes in fair value recognized in the income statement. We had no outstanding trading commodity derivative contracts as of March 31, 2024.

54 |

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

55 |

Other Information
Part II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 11 to our accompanying condensed consolidated financial statements, which is incorporated by reference in this Item 1, for additional information. Aside from the disclosure updated in Note 11, there have been no material developments to the proceedings previously reported in our Annual Report on Form 10-K filed on February 28, 2024.
ITEM 1A. RISK FACTORS
There were no material changes during the three months ended March 31, 2024 to the risk factors identified in the Company’s fiscal 2023 Annual Report on Form 10-K.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).
Intercompany Note
On May 2, 2024, the Boards of Directors of the Company and Delek Logistics GP, LLC, the general partner of Delek Logistics, authorized the termination of the intercompany loan agreement between the Company and Delek Logistics, with the termination expected to be effective on or around May 31, 2024.
ITEM 6. EXHIBITS

Exhibit No.		Description

4.1
Indenture, dated as of March 13, 2024, among the Delek Logistics, LP, Delek Logistics Finance Corp., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Delek Logistics' Form 8-K filed on March 13, 2024, SEC File No. 001-35721).

4.2		Form of 8.625% Senior Note due 2029 (included as Exhibit A in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Delek Logistics' Form 8-K filed on March 13, 2024, SEC File No. 001-35721).

31.1	#	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	#	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	##	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	##	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and March 31, 2023 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2024 and 2023 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith

56 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Avigal Soreq
Avigal Soreq
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Reuven Spiegel
Reuven Spiegel
Executive Vice President, Deputy Chief Financial Officer (Principal Accounting Officer)

By:	/s/ Robert Wright
Robert Wright
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Dated: May 8, 2024

57 |