Form 10-Q
period 2024-06-30
Delek US Holdings, Inc.
filed 2024-08-07
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At August 1, 2024, there were 64,538,625 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents
Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2024

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$657.9	$822.2
Accounts receivable, net	771.4	783.7
Inventories, net of inventory valuation reserves	1,010.4	981.9
Other current assets	61.2	78.2
Total current assets	2,500.9	2,666.0
Property, plant and equipment:
Property, plant and equipment	4,799.4	4,690.7
Less: accumulated depreciation	(2,013.6)	(1,845.5)
Property, plant and equipment, net	2,785.8	2,845.2
Operating lease right-of-use assets	133.5	148.2
Goodwill	729.4	729.4
Other intangibles, net	284.3	296.2
Equity method investments	386.9	360.7
Other non-current assets	122.7	126.1
Total assets	$6,943.5	$7,171.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,861.4	$1,814.3
Current portion of long-term debt	9.5	44.5
Current portion of obligation under Inventory Intermediation Agreement	—	0.4
Current portion of operating lease liabilities	51.0	54.7
Accrued expenses and other current liabilities	642.9	771.2
Total current liabilities	2,564.8	2,685.1
Non-current liabilities:
Long-term debt, net of current portion	2,452.2	2,555.3
Obligation under Inventory Intermediation Agreement	472.2	407.2
Environmental liabilities, net of current portion	32.8	110.9
Asset retirement obligations	26.2	43.3
Deferred tax liabilities	262.1	264.1
Operating lease liabilities, net of current portion	96.0	111.2
Other non-current liabilities	54.4	35.0
Total non-current liabilities	3,395.9	3,527.0
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 82,085,570 shares and 81,539,871 shares issued at June 30, 2024 and December 31, 2023, respectively	0.8	0.8
Additional paid-in capital	1,175.8	1,113.6
Accumulated other comprehensive loss	(4.8)	(4.8)
Treasury stock, 17,575,527 shares, at cost, at June 30, 2024 and December 31, 2023, respectively	(694.1)	(694.1)
Retained earnings	328.1	430.0
Non-controlling interests in subsidiaries	177.0	114.2
Total stockholders’ equity	982.8	959.7
Total liabilities and stockholders’ equity	$6,943.5	$7,171.8
See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$3,421.7	$4,195.6	$6,649.3	$8,119.9
Cost of sales:
Cost of materials and other	3,099.4	3,766.6	5,896.7	7,206.2
Operating expenses (excluding depreciation and amortization presented below)	185.1	188.7	398.9	359.5
Depreciation and amortization	80.7	82.6	167.1	159.4
Total cost of sales	3,365.2	4,037.9	6,462.7	7,725.1
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	26.3	31.1	52.1	58.1
General and administrative expenses	63.1	75.8	127.5	147.3
Depreciation and amortization	11.4	6.8	20.2	13.4
Asset impairment	22.1	—	22.1	—
Other operating income, net	(79.9)	(6.1)	(81.5)	(16.9)
Total operating costs and expenses	3,408.2	4,145.5	6,603.1	7,927.0
Operating income	13.5	50.1	46.2	192.9
Interest expense, net	77.7	80.4	165.4	156.9
Income from equity method investments	(30.4)	(25.5)	(52.3)	(40.1)
Other expense (income), net	—	0.5	(0.7)	(6.6)
Total non-operating expense, net	47.3	55.4	112.4	110.2
(Loss) income before income tax (benefit) expense	(33.8)	(5.3)	(66.2)	82.7
Income tax (benefit) expense	(7.7)	(3.8)	(14.9)	12.0
Net (loss) income	(26.1)	(1.5)	(51.3)	70.7
Net income attributed to non-controlling interests	11.1	6.8	18.5	14.7
Net (loss) income attributable to Delek	$(37.2)	$(8.3)	$(69.8)	$56.0
Basic (loss) income per share	$(0.58)	$(0.13)	$(1.09)	$0.84
Diluted (loss) income per share	$(0.58)	$(0.13)	$(1.09)	$0.84
Weighted average common shares outstanding:
Basic	64,213,899	65,773,609	64,117,943	66,359,537
Diluted	64,213,899	65,773,609	64,117,943	66,835,322

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(26.1)	$(1.5)	$(51.3)	$70.7
Other comprehensive (loss) income:
Other loss, net of taxes	—	(0.1)	—	(0.1)
Total other comprehensive loss	—	(0.1)	—	(0.1)
Comprehensive (loss) income	$(26.1)	$(1.6)	$(51.3)	$70.6
Comprehensive income attributable to non-controlling interest	11.1	6.8	18.5	14.7
Comprehensive (loss) income attributable to Delek	$(37.2)	$(8.4)	$(69.8)	$55.9

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(In millions, except share and per share data)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2024	81,626,016	$0.8	$1,171.8	$(4.8)	$381.5	(17,575,527)	$(694.1)	$179.9	$1,035.1
Net (loss) income	—	—	—	—	(37.2)	—	—	11.1	(26.1)
Common stock dividends ($0.25 per share)	—	—	—	—	(16.0)	—	—	—	(16.0)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(13.8)	(13.8)
Equity-based compensation expense	—	—	7.3	—	—	—	—	0.3	7.6
Taxes paid due to the net settlement of equity-based compensation	—	—	(3.9)	—	—	—	—	(0.2)	(4.1)
Exercise of equity-based awards	402,665	—	—	—	—	—	—	—	—
Other	56,889	—	0.6	—	(0.2)	—	—	(0.3)	0.1
Balance at June 30, 2024	82,085,570	$0.8	$1,175.8	$(4.8)	$328.1	(17,575,527)	$(694.1)	$177.0	$982.8

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2023	84,569,103	$0.9	$1,141.2	$(5.2)	$557.2	(17,575,527)	$(694.1)	$124.3	$1,124.3
Net (loss) income	—	—	—	—	(8.3)	—	—	6.8	(1.5)
Common stock dividends ($0.23 per share)	—	—	—	—	(15.0)	—	—	—	(15.0)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9.6)	(9.6)
Equity-based compensation expense	—	—	5.7	—	—	—	—	0.2	5.9
Repurchase of common stock	(1,795,335)	(0.1)	(24.2)	—	(15.7)	—	—	—	(40.0)
Taxes paid due to the net settlement of equity-based compensation	—	—	(2.9)	—	—	—	—	(0.1)	(3.0)
Exercise of equity-based awards	308,196	—	—	—	—	—	—	—	—
Other	68,331	—	2.0	(0.1)	(0.1)	—	—	—	1.8
Balance at June 30, 2023	83,150,295	$0.8	$1,121.8	$(5.3)	$518.1	(17,575,527)	$(694.1)	$121.6	$1,062.9

6 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(In millions, except share and per share data)

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	81,539,871	$0.8	$1,113.6	$(4.8)	$430.0	(17,575,527)	$(694.1)	$114.2	$959.7
Net (loss) income	—	—	—	—	(69.8)	—	—	18.5	(51.3)
Common stock dividends ($0.495 per share)	—	—	—	—	(31.7)	—	—	—	(31.7)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(23.6)	(23.6)
Equity-based compensation expense	—	—	14.3	—	—	—	—	0.5	14.8
Taxes paid due to the net settlement of equity-based compensation	—	—	(4.4)	—	—	—	—	(0.5)	(4.9)
Exercise of equity-based awards	447,039	—	—	—	—	—	—	—	—
Equity attributable to issuance of Delek Logistics common limited partner units, net of tax	—	—	50.5	—	—	—	—	68.3	118.8
Other	98,660	—	1.8	—	(0.4)	—	—	(0.4)	1.0
Balance at June 30, 2024	82,085,570	$0.8	$1,175.8	$(4.8)	$328.1	(17,575,527)	$(694.1)	$177.0	$982.8

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	84,509,517	$0.9	$1,134.1	$(5.2)	$507.9	(17,575,527)	$(694.1)	$125.9	$1,069.5
Net income	—	—	—	—	56.0	—	—	14.7	70.7
Common stock dividends ($0.45 per share)	—	—	—	—	(29.7)	—	—	—	(29.7)
Equity-based compensation expense	—	—	12.0	—	—	—	—	0.3	12.3
Distributions to non-controlling interests	—	—	—	—	—	—	—	(19.1)	(19.1)
Repurchase of common stock	(1,811,627)	(0.1)	(24.4)	—	(15.9)	—	—	—	(40.4)
Taxes paid due to the net settlement of equity-based compensation	—	—	(3.4)	—	—	—	—	(0.2)	(3.6)
Exercise of equity-based awards	361,839	—	—	—	—	—	—	—	—
Other	90,566	—	3.5	(0.1)	(0.2)	—	—	—	3.2
Balance at June 30, 2023	83,150,295	$0.8	$1,121.8	$(5.3)	$518.1	(17,575,527)	$(694.1)	$121.6	$1,062.9

See accompanying notes to the condensed consolidated financial statements

7 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(51.3)	$70.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	187.3	172.8
Non-cash lease expense	27.6	30.2
Deferred income taxes	(15.9)	12.0
Asset impairment	22.1	—
Income from equity method investments	(52.3)	(40.1)
Dividends from equity method investments	22.7	19.5
Non-cash lower of cost or market/net realizable value adjustment	(10.7)	(9.6)
Loss on extinguishment of debt	3.6	—
Equity-based compensation expense	14.8	12.3
Other	(19.0)	6.3
Changes in assets and liabilities:
Accounts receivable	12.3	240.2
Inventories and other current assets	(2.9)	280.6
Fair value of derivatives	7.1	(19.4)
Accounts payable and other current liabilities	(5.0)	(134.9)
Obligation under Inventory Intermediation Agreements	64.6	(146.3)
Non-current assets and liabilities, net	(86.7)	(4.1)
Net cash provided by operating activities	118.3	490.2
Cash flows from investing activities:
Distributions from equity method investments	3.4	7.3
Purchases of property, plant and equipment	(133.3)	(277.6)
Purchase of equity securities	(0.4)	(9.0)
Purchases of intangible assets	(1.3)	(1.3)
Proceeds from sale of property, plant and equipment	9.5	0.7
Insurance proceeds	18.0	—
Net cash used in investing activities	(104.1)	(279.9)
Cash flows from financing activities:
Proceeds from long-term revolvers	3,013.1	1,547.0
Payments on long-term revolvers	(3,463.4)	(1,781.5)
Proceeds from term debt	852.5	—
Payments on term debt	(536.1)	(12.3)
Proceeds from product and other financing agreements	259.7	656.0
Repayments of product and other financing agreements	(361.8)	(603.2)
Proceeds from Inventory Intermediation Agreement	—	32.2
Proceeds from termination of Supply & Offtake Obligation	—	25.8
Taxes paid due to the net settlement of equity-based compensation	(4.9)	(3.6)
Repurchase of common stock	—	(40.4)
Distribution to non-controlling interest	(23.6)	(19.1)
Proceeds from issuance of Delek Logistic common limited partner units, net	132.2	—
Payment of debt extinguishment costs	(0.3)	—
Dividends paid	(31.7)	(29.7)
Deferred financing costs paid	(14.2)	(1.2)
Net used in financing activities	(178.5)	(230.0)
Net increase (decrease) in cash and cash equivalents	(164.3)	(19.7)
Cash and cash equivalents at the beginning of the period	822.2	841.3
Cash and cash equivalents at the end of the period	$657.9	$821.6
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (Continued)
(In millions)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $0.7 million and $0.7 million in the 2024 and 2023 periods, respectively	$145.2	159.9
Income taxes	$3.2	$6.6
Non-cash investing activities:
Decrease in accrued capital expenditures	$(6.6)	$(24.3)
Non-cash financing activities:
Non-cash lease liability arising from obtaining right-of-use assets during the period	$14.1	$22.9

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
On July 31, 2024, a wholly owned subsidiary of Delek, entered into a definitive equity purchase agreement (the "Retail Purchase Agreement") with a subsidiary of Fomento Económico Mexicano, S.A.B. de C.V. (“FEMSA”). Under the terms of the Retail Purchase Agreement, Delek agreed to sell, and FEMSA has agreed to purchase, 100% of the equity interests in four of Delek’s wholly-owned subsidiaries that own and operate 249 retail fuel and convenience stores (the "Retail Stores") under the Delek US Retail brand for a cash consideration of $350.0 million plus the purchase of inventory and other customary adjustments under the Retail Purchase Agreement for indebtedness (the “Retail Transaction”). See Note 18 for further information.
On August 2, 2024, Delek Logistics entered into a Purchase and Sale Agreement with H2O Midstream Holdings, LLC (the “Seller”) to purchase 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC (the “Purchased Interests” or "H2O Midstream"), related to the Seller’s water disposal and recycling operations, in the Midland Basin in Texas (the “H2O Purchase Agreement”) for total consideration of $230.0 million, subject to customary adjustments under the H2O Purchase Agreement for net working capital and indebtedness. See Note 18 for further information.
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
Accounting Pronouncements Not Yet Adopted
ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-02 Codification Improvements - Amendments to Remove References to the Concepts Statements ("ASU 2024-02"), which amends the Accounting Standards Codification ("Codification") to remove references to various concepts statements and impacts a variety of topics in the Codification. The ASU is intended to simplify the Codification and draw a distinction between authoritative and non-authoritative literature. ASU 2024-02 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company does not expect this update to have a material impact on our condensed consolidated financial statements and related disclosures.

9 |

Notes to Consolidated Financial Statements
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
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the chief decision maker ("CODM") and included within each reported measure of a segment's profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The ASU also requires disclosure of the title and position of the individual or group identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 should not have a material impact on our condensed consolidated financial statements and related disclosures. See Note 2 for further information.
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
During the second quarter 2024, we realigned our reportable segments for financial reporting purposes to reflect changes in the manner in which our chief operating decision maker, or CODM, assesses financial information for decision-making purposes. The change represents reporting the operating results of our 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S. within the refining segment. Prior to this change, these operating results were reported as part of corporate, other and eliminations. While this reporting change did not change our consolidated results, segment data for previous years has been restated and is consistent with the current year presentation throughout the financial statements and the accompanying notes.
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

10 |

Notes to Consolidated Financial Statements
•Tyler, Texas refinery (the "Tyler refinery");
•El Dorado, Arkansas refinery (the "El Dorado refinery");
•Big Spring, Texas refinery (the "Big Spring refinery"); and
•Krotz Springs, Louisiana refinery (the "Krotz Springs refinery").
The refining segment also owns three biodiesel facilities, located in Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi. During the second quarter of 2024, we made the decision to idle the biodiesel facilities, while exploring viable and sustainable alternatives. See Note 15 for further information. In addition, the refining segment includes our wholesale crude operations and our 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S.
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
Retail Segment
Our retail segment consists of 250 owned and leased convenience store sites as of June 30, 2024, located primarily in West Texas and New Mexico. These convenience stores typically offer various grades of fuel, food and beverage products, general merchandise, and certain food and other services. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information.
Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by EBITDA attributable to Delek for the period indicated (in millions):

	Three Months Ended June 30, 2024
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$3,097.9	$107.7	$216.1	$—	$3,421.7
Inter-segment fees and revenues	209.3	156.9	—	(366.2)	—
Total revenues	$3,307.2	$264.6	$216.1	$(366.2)	$3,421.7

Segment EBITDA attributable to Delek	$17.3	$100.6	$12.4	$(5.4)	$124.9
Depreciation and amortization	(57.4)	(24.2)	(3.7)	(6.8)	(92.1)
Interest expense, net	(7.0)	(35.2)	(0.1)	(35.4)	(77.7)
Income tax benefit					7.7
Net loss attributable to Delek					$(37.2)

Income from equity method investments	$11.9	$7.9	$—	$10.6	$30.4
Capital spending (1)	$47.0	$10.2	$6.5	$7.1	$70.8

	Three Months Ended June 30, 2023
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$3,849.0	$113.9	$232.7	$—	$4,195.6
Inter-segment fees and revenues	203.5	133.0	—	(336.5)	—
Total revenues	$4,052.5	$246.9	$232.7	$(336.5)	$4,195.6

Segment EBITDA attributable to Delek	$121.8	$90.9	$15.0	$(70.0)	$157.7
Depreciation and amortization	(59.8)	(23.7)	(2.6)	(3.3)	(89.4)
Interest expense, net	(12.2)	(35.0)	—	(33.2)	(80.4)
Income tax benefit					3.8
Net loss attributable to Delek					$(8.3)

Income from equity method investments	$11.4	$7.3	$—	$6.8	$25.5
Capital spending (1)	$29.5	$19.4	$5.3	$7.0	$61.2

11 |

Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2024
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$6,019.5	$220.2	$409.6	$—	$6,649.3
Inter-segment fees and revenues	396.0	296.5	—	(692.5)	—
Total revenues	$6,415.5	$516.7	$409.6	$(692.5)	$6,649.3

Segment EBITDA attributable to Delek	$122.4	$200.3	$18.9	$(73.6)	$268.0
Depreciation and amortization	(118.8)	(50.7)	(7.2)	(10.6)	(187.3)
Interest expense, net	(19.1)	(75.5)	(0.1)	(70.7)	(165.4)
Income tax benefit					14.9
Net loss attributable to Delek					$(69.8)

Income from equity method investments	$15.9	$16.4	$—	$20.0	$52.3
Capital spending (1)	$68.5	$25.4	$10.6	$12.2	$116.7

	Six Months Ended June 30, 2023
(In millions)	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$7,449.8	$232.4	$437.7	$—	$8,119.9
Inter-segment fees and revenues	397.2	258.0	—	(655.2)	—
Total revenues	$7,847.0	$490.4	$437.7	$(655.2)	$8,119.9

Segment EBITDA attributable to Delek	$317.3	$182.3	$21.4	$(123.3)	$397.7
Depreciation and amortization	(116.4)	(44.8)	(5.3)	(6.3)	(172.8)
Interest expense, net	(21.2)	(67.6)	(0.2)	(67.9)	(156.9)
Income tax expense					(12.0)
Net income attributable to Delek					$56.0

Income from equity method investments	$15.2	$13.6	$—	$11.3	$40.1
Capital spending (1)	$177.1	$55.5	$8.0	$12.7	$253.3

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

12 |

Notes to Consolidated Financial Statements
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Numerator for EPS
Net (loss) income	$(26.1)	$(1.5)	$(51.3)	$70.7
Less: Income attributed to non-controlling interests	11.1	6.8	18.5	14.7
Numerator for basic and diluted EPS attributable to Delek	$(37.2)	$(8.3)	$(69.8)	$56.0

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	64,213,899	65,773,609	64,117,943	66,359,537
Dilutive effect of stock-based awards	—	—	—	475,785
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	64,213,899	65,773,609	64,117,943	66,835,322

EPS:
Basic (loss) income per share	$(0.58)	$(0.13)	$(1.09)	$0.84
Diluted (loss) income per share	$(0.58)	$(0.13)	$(1.09)	$0.84

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	1,397,499	2,572,768	1,250,217	2,149,803
Antidilutive due to loss	664,225	464,170	660,263	—
Total antidilutive stock-based compensation	2,061,724	3,036,938	1,910,480	2,149,803

4. Delek Logistics
Delek Logistics is a publicly traded limited partnership formed by Delek in 2012 that owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of June 30, 2024, we owned a 72.6% interest in Delek Logistics, consisting of 34,311,278 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets.
On March 12, 2024, Delek Logistics completed a public offering of its common units in which it sold 3,584,416 common units (including an overallotment option of 467,532 common units) to the underwriters of the offering at a price to the public of $38.50 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $132.2 million and were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility (defined below). Underwriting discounts totaled $5.5 million.
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

13 |

Notes to Consolidated Financial Statements

	As of June 30, 2024	As of December 31, 2023
ASSETS
Cash and cash equivalents	$5.1	$3.8
Accounts receivable	49.0	41.1
Accounts receivable from related parties	39.5	28.4
Inventory	1.8	2.3
Other current assets	1.2	0.7
Property, plant and equipment, net	919.1	936.2
Equity method investments	235.9	241.3
Operating lease right-of-use assets	16.6	19.0
Goodwill	12.2	12.2
Intangible assets, net	331.2	343.0
Other non-current assets	11.7	14.2
Total assets	$1,623.3	$1,642.2
LIABILITIES AND DEFICIT
Accounts payable	$26.2	$26.3
Current portion of long-term debt	—	30.0
Current portion of operating lease liabilities	6.0	6.7
Accrued expenses and other current liabilities	37.8	27.6
Long-term debt, net of current portion	1,566.3	1,673.8
Asset retirement obligations	10.4	10.0
Operating lease liabilities, net of current portion	6.7	8.3
Other non-current liabilities	21.2	21.4
Deficit	(51.3)	(161.9)
Total liabilities and deficit	$1,623.3	$1,642.2

5. Equity Method Investments
Wink to Webster Pipeline
Prior to its contribution to Delek Logistics on August 5, 2024 (see Note 18 for additional information), we owned a 50% investment in W2W Holdings LLC ("HoldCo") which was formed by us and MPLX Operations LLC ("MPLX") to obtain financing and fund capital calls associated with our collective and contributed interests in the Wink to Webster Pipeline LLC ("WWP") joint venture. The Company had previously determined that HoldCo is a VIE. While we had the ability to exert significant influence through participation in board and management committees, we were not the primary beneficiary since we did not have a controlling financial interest in HoldCo, and no single party had the power to direct the activities that most significantly impact HoldCo's economic performance.
Distributions received from WWP were first applied to service the debt of HoldCo's wholly owned finance LLC, with excess distributions made to the HoldCo members as provided for in the W2W Holdings LLC Agreement and as allowed for under its debt agreements. The obligations of the HoldCo members under the W2W Holdings LLC Agreement were guaranteed by the parents of the member entities.
As of June 30, 2024, except for the guarantee of member obligations under the joint venture, we do not have other guarantees with or to HoldCo, nor any third-party associated with HoldCo contracted work. The Company's maximum exposure to any losses incurred by HoldCo is limited to its investment.
As of June 30, 2024 and December 31, 2023, Delek's HoldCo investment balance totaled $70.3 million and $51.4 million, respectively.
Delek Logistics Investments
Delek Logistics has a 33% membership interest in Red River Pipeline Company LLC (“Red River”), which owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. As of June 30, 2024 and December 31, 2023, Delek's investment balance in Red River totaled $139.1 million and $141.1 million, respectively.
In addition to Red River, Delek Logistics has two other pipeline joint ventures in which we own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system. As of June 30, 2024 and December 31, 2023, Delek Logistics' investment balance in these joint ventures was $96.8 million and $100.3 million, respectively.

14 |

Notes to Consolidated Financial Statements
Other Investments
In addition to our pipeline joint ventures, we also have a 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S., as well as a 50% interest in a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in Arkansas. As of June 30, 2024 and December 31, 2023, Delek's investment balance in these joint ventures was $80.7 million and $67.9 million, respectively.
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
The following table presents the components of inventory for each period presented:

	Titled Inventory	Inventory Intermediation Agreement (1)	Total
June 30, 2024
Feedstocks, raw materials and supplies	$258.8	$143.6	$402.4
Refined products and blendstock	266.7	306.3	573.0
Merchandise inventory and other	35.0	—	35.0
Total	$560.5	$449.9	$1,010.4

December 31, 2023
Feedstocks, raw materials and supplies	$250.2	$116.9	$367.1
Refined products and blendstock	278.6	304.8	583.4
Merchandise inventory and other	31.4	—	31.4
Total	$560.2	$421.7	$981.9
(1) Refer to Note 7 - Inventory Intermediation Obligations for further information.

At June 30, 2024, we recorded a pre-tax inventory valuation reserve of $0.9 million due to a market price decline below our cost of certain inventory products. At December 31, 2023, we recorded a pre-tax inventory valuation reserve of $11.6 million. We recognized a net reduction in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of $1.9 million and $10.7 million for the three and six months ended June 30, 2024, respectively, and $7.9 million and $9.6 million for the three and six months ended June 30, 2023, respectively.

15 |

Notes to Consolidated Financial Statements
7. Inventory Intermediation Obligations
The following table summarizes our outstanding obligations under our Inventory Intermediation Agreement:

	As of June 30, 2024	As of December 31, 2023
Obligations under Inventory Intermediation Agreement
Obligations related to Base Layer Volumes	$472.2	$407.2
Current portion	—	0.4
Total obligations under Inventory Intermediation Agreement	$472.2	$407.6
Other (receivable) payable for monthly activity true-up	$(0.6)	$(9.3)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net fees and (income) expenses:
Inventory intermediation fees	$10.1	$7.6	$4.5	$13.5
Interest expense, net	$15.0	$15.6	$31.5	$29.6

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
On December 21, 2023, DKTS amended the Inventory Intermediation Agreement to among other things, (i) extend the term of the Inventory Intermediation Agreement from December 30, 2024 to January 31, 2026, (ii) reduce Citi’s unilateral term extension option from a twelve month extension period to a six month extension period and (iii) increase the amount of the payment deferral mechanism from $70 million to $250 million. As of June 30, 2024 and December 31, 2023, we had letters of credit outstanding of $195.0 million and $230.0 million, respectively, supporting the Inventory Intermediation Agreement.
The Inventory Intermediation Agreement provides for the lease to Citi of crude oil and refined product storage facilities. At the inception of the Inventory Intermediation Agreement, we transferred title to a certain number of barrels of crude and other inventories to Citi, and the Inventory Intermediation Agreement requires the repurchase of the remaining inventory (including certain "Base Layer Volumes") at termination. As of June 30, 2024 and December 31, 2023, the volumes subject to the Inventory Intermediation Agreement totaled 5.4 million barrels and 5.4 million barrels, including Base Layer Volumes associated with our non-current inventory intermediation obligation of 5.5 million barrels.
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
Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other in the condensed consolidated statements of income. With respect to the repurchase obligation, we recognized gains (losses) attributable to changes in fair value due to commodity-index price totaling $19.3 million and $(62.5) million during the three and six months ended June 30, 2024, respectively, and totaling $26.3 million and $39.0 million during the three and six months ended June 30, 2023, respectively.

16 |

Notes to Consolidated Financial Statements
8. Long-Term Obligations
Outstanding borrowings under debt instruments are as follows (in millions):

	June 30, 2024	December 31, 2023
Delek Term Loan Credit Facility	935.7	940.5
Delek Logistics Revolving Facility	330.2	780.5
Delek Logistics Term Loan Facility	—	281.3
Delek Logistics 2025 Notes	—	250.0
Delek Logistics 2028 Notes	400.0	400.0
Delek Logistics 2029 Notes	850.0	—
United Community Bank Revolver	5.0	5.0
Principle amount of long-term debt	2,520.9	2,657.3
Less: Unamortized discount and premium and deferred financing costs	(59.2)	(57.5)
Total debt, net of unamortized discount and premium and deferred financing costs	2,461.7	2,599.8
Less: Current portion of long-term debt	9.5	44.5
Long-term debt, net of current portion	$2,452.2	$2,555.3

Delek Term Loan Credit Facility
On November 18, 2022, Delek entered into an amended and restated term loan credit agreement (the "Delek Term Loan Credit Facility") providing for a senior secured term loan facility with an initial principal of $950.0 million at a discount of 4.00%. This senior secured facility allows for $400.0 million in incremental loans subject to certain restrictions. Repayment terms include quarterly principal payments of $2.4 million with the balance of principal due on November 19, 2029. At Delek’s option, borrowings bear interest at either the Adjusted Term Secured Overnight Financing Rate ("SOFR") or base rate as defined by the agreement, plus an applicable margin of 2.50% per annum with respect to base rate borrowings and 3.50% per annum with respect to SOFR borrowings. At June 30, 2024 and December 31, 2023, the weighted average borrowing rate was approximately 8.94% and 8.96%, respectively. The effective interest rate was 10.23% as of June 30, 2024.
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
Revolving Credit Facilities
Available capacity and amounts outstanding for each of our revolving credit facilities as of June 30, 2024 are shown below (in millions):

	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Maturity Date
Delek Revolving Credit Facility (1)	$1,100.0	$—	$269.5	$830.5	October 26, 2027
Delek Logistics Revolving Facility (2)	$1,150.0	$330.2	$—	$819.8	October 13, 2027
United Community Bank Revolver (3)	$25.0	$5.0	$—	$20.0	June 30, 2026

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

(2) Total capacity includes letters of credit up to $146.9 million and $31.9 million for swing line loans. This facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.40% per annum. Interest is measured at either the U.S. dollar prime rate plus an applicable margin of 1.00% to 2.00% depending on Delek Logistics’ leverage ratio, or a SOFR rate plus a credit spread adjustment of 0.10% to 0.25% and an applicable margin ranging from 2.00% to 3.00% depending on the leverage ratio. As of June 30, 2024 and December 31, 2023, the weighted average interest rate was 8.00% and 8.46%, respectively.

(3) Interest is measured as a variable rate equal to the Wall Street Journal Prime Rate minus 0.50%. Requires a quarterly fee of 0.25% per year on the average unused revolving commitment. The weighted average borrowing rate as of June 30, 2024 and December 31, 2023 was 7.75% and 7.75%, respectively.

17 |

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
United Community Bank Revolver
On June 20, 2024, we amended the United Community Bank Revolver to extend the maturity date to June 30, 2026.
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
The Delek Logistics 2029 Notes are general unsecured senior obligations of the Co-issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries other than Finance Corp. and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. The Delek Logistics 2029 Notes rank equal in right of payment with all existing and future senior indebtedness of the Co-issuers, and senior in right of payment to any future subordinated indebtedness of the Co-issuers. Delek Logistics recorded $13.5 million of debt issuance costs and will be amortized over the term of the Delek Logistics 2029 Notes and included in interest expense in the condensed consolidated statements of income. The premium recognized for the Additional 2029 Notes was $2.5 million and will be amortized over the term of the Delek Logistics 2029 Notes and included in interest expense in the condensed consolidated statements of income. The Delek Logistics 2029 Notes will mature on March 15, 2029, and interest is payable semi-annually in arrears on each March 15 and September 15, commencing September 15, 2024.
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
As of June 30, 2024, the effective interest rate was 8.95%.
Delek Logistics 2028 Notes
On May 24, 2021, Delek Logistics and Finance Corp. issued general unsecured senior obligations comprised of $400.0 million in aggregate principal amount of 7.125% senior notes maturing June 1, 2028 ("the Delek Logistics 2028 Notes"). The Delek Logistics 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries (other than Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. Interest is payable semi-annually in arrears on June 1 and December 1. As of June 30, 2024, the effective interest rate was 7.39%.
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

18 |

Notes to Consolidated Financial Statements
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
Restrictive Terms and Covenants
Under the terms of our debt facilities, we are required to comply with usual and customary financial and non-financial covenants. Certain of our debt facilities contain limitations on future transactions such as incurrence of additional indebtedness, investments, affiliate transactions, asset acquisitions or dispositions, and dividends or distributions. As of June 30, 2024, we were in compliance with covenants on all of our debt instruments.
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of assets. As of June 30, 2024, we had no subsidiaries with restricted net assets which would prohibit earnings from being transferred to the parent company for its use.
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
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales ("NPNS") pursuant to ASC 815. If we elect the NPNS exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. Our Canadian crude trading operations are accounted for as derivative instruments, and the related unrealized and realized gains and losses are recognized in other operating income, net on the condensed consolidated statements of income. Additionally, as of and for the three and six months ended June 30, 2024, other forward contracts accounted for as derivatives that are specific to managing crude costs rather than for trading purposes are recognized in cost of materials and other on the condensed consolidated statements of income in our refining segment, and are included in our disclosures of commodity derivatives in the tables below.
Futures, swaps or other commodity related derivative instruments that are utilized to specifically provide economic hedges on our Canadian forward contract or investment positions are recognized in other operating income, net because that is where the related underlying transactions are reflected.

19 |

Notes to Consolidated Financial Statements
From time to time, we also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RINs commitment contracts meet the definition of derivative instruments under ASC 815, and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RINs commitment contracts are recorded in cost of materials and other on the condensed consolidated statements of income. As of June 30, 2024, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
The following table presents the fair value of our derivative instruments as of June 30, 2024 and December 31, 2023. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 10 for further information regarding the fair value of derivative instruments (in millions).

		June 30, 2024		December 31, 2023
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives (1)	Other current assets	$—	$—	$6.6	$(7.1)
Commodity derivatives (1)	Other current liabilities	27.8	(38.3)	—	(0.8)
RINs commitment contracts (2)	Other current assets	0.3	—	—	—
RINs commitment contracts (2)	Other current liabilities	—	(7.5)	—	(3.1)
Total gross fair value of derivatives		28.1	(45.8)	6.6	(11.0)
Less: Counterparty netting and cash collateral (3)		27.8	(35.8)	5.3	(7.1)
Total net fair value of derivatives		$0.3	$(10.0)	$1.3	$(3.9)
(1)As of June 30, 2024 and December 31, 2023, we had open derivative positions representing 33,183,000 and 55,336,870 barrels, respectively, of crude oil and refined petroleum products. Additionally, as of June 30, 2024, we had open derivative positions representing 4,005,000 million British Thermal Units ("MMBTU") of natural gas products. We had no open derivative positions of natural gas products as of December 31, 2023.
(2)As of June 30, 2024 and December 31, 2023, we had open RINs commitment contracts representing 50,750,000 and 41,636,461 RINs, respectively.
(3)As of June 30, 2024 and December 31, 2023, $8.0 million and $1.8 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our non-trading commodity derivatives and RINs commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions) (2):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Losses) gains on hedging derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$(7.5)	$5.3	$(29.2)	$10.7
Losses on non-trading physical forward contract commodity derivatives in cost of materials and other	—	—	—	(2.4)
Total (losses) gains	$(7.5)	5.3	$(29.2)	$8.3
(1) (Losses) gains on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized (losses) gains of $(0.2) million and $(9.2) million for the three and six months ended June 30, 2024, respectively, and $(6.6) million and $23.3 million for the three and six months ended June 30, 2023, respectively.
(2)    See separate table below for disclosures about "trading derivatives".

20 |

Notes to Consolidated Financial Statements
Total gains (losses) on our trading derivatives (none of which were designated as hedging instruments) recorded in other operating (income) expense, net on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Trading Physical Forward Contract Commodity Derivatives
Realized gains	$0.1	$5.9	$(0.1)	$7.2
Unrealized gains	—	1.9	—	0.1
Total	$0.1	$7.8	$(0.1)	$7.3

Trading Hedging Commodity Derivatives
Realized losses	$—	$(3.1)	$—	$(1.7)
Unrealized gains	—	1.2	—	2.3
Total	$—	$(1.9)	$—	$0.6

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
Our RINs commitment contracts are future commitments to purchase or sell RINs at fixed prices and quantities and are used to manage the costs associated with our "Consolidated Net RINs Obligation" which is the sum of our individual obligated parties’ Net RINs Obligations as well as RINs held by our non-obligated parties which meet our recognition criteria. These RINs commitment contracts (which are forward contracts accounted for as derivatives – see Note 9) are categorized as Level 2, and are measured at fair value based on quoted prices from an independent pricing service.
Our environmental credits obligation includes the Consolidated Net RINs Obligation, as well as other environmental credit obligation positions subject to fair value accounting pursuant to our accounting policy. The environmental credits obligation is categorized as Level 2, if measured at fair value either directly through observable inputs or indirectly through market-corroborated inputs, and gains (losses) related to changes in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income. With respect to our Consolidated Net RINs Obligation, we recognized gains (losses) of $0.3 million on changes in fair value for the three and six months ended June 30, 2024, and totaling $(2.1) million and $(1.8) million for the three and six months ended June 30, 2023, respectively, primarily attributable to changes in the market prices of the underlying credits that occurred at the end of each quarter.
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

21 |

Notes to Consolidated Financial Statements
The fair value of the Delek Logistics 2028 Notes is measured based on quoted market prices in an active market, defined as Level 1 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $400.0 million and $394.9 million, respectively, as of June 30, 2024, and $400.0 million and $380.4 million, respectively, at December 31, 2023.
Also, the fair value of the Delek Logistics 2029 Notes is measured based on quoted market prices in an active market, defined as Level 1 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $850.0 million and $874.2 million, respectively, as of June 30, 2024.
The fair value approximates the historical or amortized cost basis comprising our carrying value for all other financial instruments and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$27.8	$—	$27.8
RINs commitment contracts	—	0.3	—	0.3
Total assets	—	28.1	—	28.1
Liabilities
Commodity derivatives	—	(38.3)	—	(38.3)
RINs commitment contracts	—	(7.5)	—	(7.5)
Environmental credits obligation deficit	—	(62.8)	—	(62.8)
Inventory Intermediation Agreement obligation	—	(472.2)	—	(472.2)
Total liabilities	—	(580.8)	—	(580.8)
Net liabilities	$—	$(552.7)	$—	$(552.7)

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$6.6	$—	$6.6
RINs commitment contracts	—	—	—	—
Total assets	—	6.6	—	6.6
Liabilities
Commodity derivatives	—	(7.9)	—	(7.9)
RINs commitment contracts	—	(3.1)	—	(3.1)
Environmental credits obligation deficit	—	(39.6)	—	(39.6)
Inventory Intermediation Agreement obligation	—	(407.6)	—	(407.6)
Total liabilities	—	(458.2)	—	(458.2)
Net liabilities	$—	$(451.6)	$—	$(451.6)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of June 30, 2024 and December 31, 2023, $8.0 million and $1.8 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 9 for further information regarding derivative instruments.
Non-Recurring Fair Value Measurements
During the second quarter of 2024, we recorded an impairment for our three biodiesel facilities. Our estimate of the fair value of the impaired long-lived assets as of June 30, 2024, were primarily based on the expectation that these assets are unlikely to generate future cash flows either through continued operation or through proceeds from the sale of the assets and thus they were written down to $0.5 million, which is the estimated fair value of the land. See Note 15 for further information regarding the asset impairment recorded.

22 |

Notes to Consolidated Financial Statements
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
As of June 30, 2024, we have recorded an environmental liability of approximately $35.5 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $2.7 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
On June 27, 2024, we settled a dispute that was in litigation related to a property that we historically operated as an asphalt and marine fuel terminal both as an owner and, subsequently, as a lessee under an in-substance lease agreement (the “License Agreement”). The settlement included the purchase of the property for $10.0 million and $42.0 million for settlement of the litigation for a total of $52.0 million. The total settlement was comprised of $24.0 million of cash paid at closing and a promissory note for $28.0 million to be paid in three equal installments of $9.3 million on each of April 1, 2025, April 1, 2026 and April 1, 2027, plus accrued interest. The settlement charge is recorded in other operating income, net in the condensed consolidated statements of income.
The License Agreement, which provided us the license to continue operating our asphalt and marine fuel terminal operations on the property for a term of ten years and expired in June 2020, also ascribed a contractual noncontingent indemnification guarantee to certain of our wholly-owned subsidiaries related to certain incremental environmental remediation activities, predicated on the completion of certain property development activities ascribed to the lessor was formally terminated in the settlement. As a result of the termination of the License Agreement, we are no longer obligated to remove equipment from the property for certain development activities and as a result we have reversed the $17.9 million asset retirement obligation recorded in connection with the Delek/Alon Merger, effective July 1, 2017, since we own the property and intend to operate the property as an asphalt and marine fuel terminal and there was no remaining basis in the equipment. Additionally, as a result of the settlement we reduced the non-contingent guarantee and environmental liability to $1.0 million since our risk of a contingent guarantee was eliminated and determined it appropriate to retain an accrual based on what we can reasonably estimate as the cost of the initial steps once operations cease or a cleanup is ordered. Total net gain from the property settlement was $53.4 million and is recorded in other operating income, net in the condensed consolidated statements of income.

23 |

Notes to Consolidated Financial Statements
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
El Dorado Refinery Fire
On February 27, 2021, our El Dorado refinery experienced a fire in its Penex unit. Contrary to initial assessments, and despite occurring during the early stages of turnaround activity, the facility did suffer operational disruptions as a result of the fire. An additional $10.5 million of insurance proceeds and other recoveries was recognized as a gain, in excess of property damage losses, during the three and six months ended June 30, 2024. An additional $10.6 million of other recoveries was recognized as a gain, related to business interruption claims, during the three and six months ended June 30, 2024. We recognized a gain of $0.9 million during the three and six months ended June 30, 2023, respectively, related to business interruption claims. Such gains are included in other operating income, net in the condensed consolidated statements of income.
12. Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), we generally use an estimated annual tax rate to record income taxes. For interim financial reporting, except in specified cases, the quarterly income tax provision aligns with the estimated annual tax rate, updated each quarter based on revised full-year pre-tax book earnings. In certain situations, the estimated annual tax rate may distort the interim income tax provision due to significant permanent differences. In such cases, the interim income tax provision is based on the year-to-date effective tax rate, adjusting for permanent differences proportionally. In the three and six months ended June 30, 2024, income taxes were calculated based on the estimated annual effective tax rate versus the year-to-date effective tax rate. In the three and six months ended June 30, 2023, income taxes were calculated based on the estimated annual tax rate. Our effective tax rate was 22.8% and 22.5% for the three and six months ended June 30, 2024, respectively, and 71.7% and 14.5% for the three and six months ended June 30, 2023, respectively. The difference between the effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was primarily due to a decrease in quarter to date pre-tax earnings and the impact of fixed dollar favorable permanent adjustments on the quarter.
13. Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 5). Transactions with our related parties were as follows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues (1)	$39.5	$32.0	$61.5	$49.9
Cost of materials and other (2)	$48.2	$52.8	$106.0	$98.2
(1)Consists primarily of asphalt sales which are recorded in the refining segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

24 |

Notes to Consolidated Financial Statements
14. Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	June 30, 2024	December 31, 2023
Prepaid expenses	$45.3	$47.8
Income and other tax receivables	7.9	15.5
Short-term derivative assets (see Note 9)	0.3	1.3
Investment commodities	—	4.0
Other	7.7	9.6
Total	$61.2	$78.2

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	June 30, 2024	December 31, 2023
Crude purchase liabilities	$180.0	$190.7
Income and other taxes payable	136.2	166.9
Product financing agreements	110.7	224.2
Consolidated Net RINs Obligation deficit (see Note 10)	62.8	39.6
Employee costs	47.8	67.0
Short-term derivative liabilities (see Note 9)	10.0	3.9
Deferred revenue	7.2	16.0
Other	88.2	62.9
Total	$642.9	$771.2

15. Restructuring and Other Charges
During the fiscal year 2022, we initiated a cost optimization plan to improve efficiencies and align our workforce with strategic activities and operations.
During the second quarter of 2024, we made the decision to idle the Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi biodiesel facilities, while exploring viable and sustainable alternatives. Those alternatives could include restarting if market conditions improve, marketing for sale or permanently closing any of the facilities. Our decision to idle these facilities was driven by the decline in the overall biodiesel market and aligns with our continued operational and cost optimization efforts. As a result, we conducted an evaluation of impairment and based on our review we recorded a $22.1 million impairment which included property, plant and equipment and right of use assets. In addition, $0.4 million of severance and benefit expenses were recognized in the three and six months ended June 30, 2024.

The detail of restructuring costs is as follows (in millions):

		Three Months Ended June 30, 2024
Type of Costs	Statement of Income Location	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Consulting fees and severance costs	General and administrative expenses	$—	$—	$—	$0.1	$0.1
Severance costs	Operating expenses	0.4	—	—	—	0.4
Impairment	Asset impairment	22.1	—	—	—	22.1
Total		$22.5	$—	$—	$0.1	$22.6

		Three Months Ended June 30, 2023
Type of Costs	Statement of Income Location	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Consulting fees and severance costs	General and administrative expenses	$—	$—	$—	4.3	$4.3
Total		$—	$—	$—	$4.3	$4.3

25 |

Notes to Consolidated Financial Statements

		Six Months Ended June 30, 2024
Type of Costs	Statement of Income Location	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Consulting fees and severance costs	General and administrative expenses	$—	$—	$—	$3.3	$3.3
Severance costs	Operating expenses	0.4	—	—	—	0.4
Impairment	Asset impairment	22.1	—	—	—	22.1
Total		$22.5	$—	$—	$3.3	$25.8

		Six Months Ended June 30, 2023
Type of Costs	Statement of Income Location	Refining	Logistics	Retail	Corporate, Other and Eliminations	Consolidated
Consulting fees and severance costs	General and administrative expenses	$—	$—	$—	$2.9	$2.9
Total		$—	$—	$—	$2.9	$2.9

16. Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 and Alon USA Energy, Inc. 2005 Long-Term Incentive Plans (collectively, the "Incentive Plans")
Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $6.5 million and $12.8 million for the three and six months ended June 30, 2024, respectively, and $4.9 million and $10.8 million for the three and six months ended June 30, 2023, respectively. These amounts are included in general and administrative expenses and operating expenses in the accompanying condensed consolidated statements of income. As of June 30, 2024, there was $54.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.
We issued net shares of common stock of 402,665 and 447,039 as a result of exercised or vested equity-based awards during the three and six months ended June 30, 2024, respectively, and 308,196 and 361,839 for the three and six months ended June 30, 2023, respectively. These amounts are net of 167,658 and 203,092 shares withheld to satisfy employee tax obligations related to the exercises and vesting during the three and six months ended June 30, 2024, respectively, and 125,645 and 146,108 shares during the three and six months ended June 30, 2023, respectively.
17.  Shareholders' Equity
Dividends
For 2024, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
February 20, 2024	$0.245	March 1, 2024	March 8, 2024
May 2, 2024	$0.250	May 17, 2024	May 24, 2024
July 31, 2024	$0.255	August 12, 2024	August 19, 2024

Stock Repurchase Program
Our Board of Directors has authorized a share repurchase program under which repurchases of Delek common stock may be executed through open market transactions or privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases are made at the discretion of management and will depend on prevailing share prices, general economic and market conditions and other considerations. The authorization has no expiration date. During the three and six months ended June 30, 2023, 1,795,335 and 1,811,627 shares of our common stock were repurchased and cancelled at the time of the transaction for a total of $40.0 million and $40.4 million, respectively. No common stock repurchases were made in the three and six month ended June 30, 2024. As of June 30, 2024, there was $185.1 million of authorization remaining under Delek's aggregate stock repurchase program.

26 |

Notes to Consolidated Financial Statements
18. Subsequent Events
Planned Sale of Retail
On July 31, 2024, a wholly owned subsidiary of Delek, entered into a definitive equity purchase agreement (the "Retail Purchase Agreement") with a subsidiary of FEMSA. Under the terms of the Retail Purchase Agreement, Delek agreed to sell, and FEMSA has agreed to purchase, 100% of the equity interests in four of Delek’s wholly-owned subsidiaries that own and operate 249 Retail Stores under the Delek US Retail brand for a cash consideration of $350.0 million plus the purchase of inventory and other customary adjustments under the Retail Purchase Agreement for indebtedness (the “Retail Transaction”). The closing of the Retail Transaction is currently anticipated to occur by the end of 2024, subject to certain customary closing conditions, including, among other things, the receipt of required governmental and other third party approvals (or the termination or expiration of applicable waiting periods). The Retail Transaction includes a long-term agreement whereby Delek will sell to FEMSA certain motor fuel products for use at the Retail Stores.
Planned H2O Midstream Acquisition
On August 2, 2024, Delek Logistics entered into a Purchase and Sale Agreement with H2O Midstream Holdings, LLC (the “Seller”) to purchase 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC (the “Purchased Interests” or "H2O Midstream"), related to the Seller’s water disposal and recycling operations, in the Midland Basin in Texas (the “H2O Purchase Agreement”) for total consideration of $230.0 million, subject to customary adjustments under the H2O Purchase Agreement for net working capital and indebtedness ("H2O Transaction"). The purchase price is comprised of approximately $160.0 million in cash and $70.0 million of preferred equity. Delek Logistics paid a deposit under the H2O Purchase Agreement of $23.0 million. The deposit may be retained by the Seller upon certain termination events described in the H2O Purchase Agreement. At closing, the deposit will be applied to the purchase price to be paid under the H2O Purchase Agreement. The closing of the H2O Transaction is currently anticipated to occur by the end of 2024.
Wink to Webster Pipeline
On August 1, 2024, we purchased an additional 0.6% indirect investment in Wink to Webster Pipeline LLC for $18.6 million, bringing our total indirect ownership in the pipeline joint venture to 15.6%. On August 5, 2024, we contributed all of our 50% investment in HoldCo which includes our 15.6% indirect interest in the Wink to Webster Pipeline LLC joint venture and related joint venture indebtedness, to a subsidiary of Delek Logistics. Total consideration was comprised of $86.6 million in cash, forgiveness of a $60.0 million payable to Delek Logistics and 2,300,000 of Delek Logistics common units.
Delek Logistics
On August 5, 2024, we amended and extended expired, or soon to be expired, commercial agreements with subsidiaries of Delek Logistics under which the Delek Logistics subsidiaries provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to us. These agreements have an initial term of five to seven years, with the ability to extend for an additional five years at our option. In addition, we also entered into an assignment agreement with a subsidiary of Delek Logistics to assign the Big Spring Refinery Marketing Agreement to Delek Holdings. As a result of these agreements, we transferred 2,500,000 of our Delek Logistics common units to Delek Logistics to be retired.
We also entered into an amended and restated Omnibus Agreement with Delek Logistics that provides us an option to purchase certain critical assets from Delek Logistics at market value during the period beginning upon any change in control or sale of substantially all assets involving Delek Logistics and extending (i) in the case of a transaction involving a third party, for six months following closing, and (ii) for any other transaction, for four years following closing.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements that refer to the acquisition of 3 Bear (subsequently renamed to Delek Delaware Gathering ("Delaware Gathering")) (the "Delaware Gathering Acquisition"), including any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, the information concerning possible future results of operations, business and growth strategies, including as the same may be impacted by any ongoing military conflict, such as the war between Russia and Ukraine ("the Russia-Ukraine War"), financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions or dispositions, including the planned sale of our Retail Stores and H2O Midstream acquisition, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
•our ability to execute our long-term sustainability strategy and growth through acquisitions and dispositions such as the planned sale of our Retail Stores, the planned H20 Midstream acquisition, the Delaware Gathering Acquisition and joint ventures, including our ability to successfully integrate acquisitions, complete strategic transactions, safety initiatives and capital projects, realize expected synergies, cost savings and other benefits therefrom, return value to shareholders, or achieve operational efficiencies;
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

28 |

Management's Discussion and Analysis
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
During the second quarter 2024, we realigned our reportable segments for financial reporting purposes to reflect changes in the manner in which our chief operating decision maker, or CODM, assesses financial information for decision-making purposes. The change represents reporting the operating results of our 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S. within the refining segment. Prior to this change, these operating results were reported as part of corporate, other and eliminations. While this reporting change did not change our consolidated results, segment data for previous years has been restated and is consistent with the current year presentation.
Business and Economic Environment Overview
Our focus on safe and reliable operations is a pillar which underlines all of our business activities. We continue to identify opportunities to mitigate market risk and focus on efforts that improve our overall cost structure while not compromising operational excellence. During the second quarter of 2024, we experienced narrowing crack spreads. The domestic West Texas Intermediate ("WTI") differentials compared to Brent continued to be favorable, and the WTI Midland to Cushing differential narrowed favorably during the quarter. The differentials remained relatively consistent with 2023. Along with lower crack spreads driven by higher inventories, the industry experienced lower natural gas costs and lower RINs costs, which counterbalanced lower crack spreads. Though refining margins softened, demand for refined products continues to be robust driven by the continued constrained supply in the markets we serve. We achieved record throughput in the second quarter 2024, driven by increased reliability and we will continue to identify opportunities for operational efficiency improvements. Our logistics segment (or "Logistics") continued to contributed strong results driven by increased volumes from the Delaware Basin and rate increases. Logistics also continues to benefit from strong performance amongst our pipeline joint venture investments. The retail segment experienced decreased sales due to the remodeling of stores which limited some store availability during quarter. We expect to begin seeing benefits from successful re-branding and remodeling in future periods.
The near term economic outlook still has some uncertainty with geopolitical instability and commodity market volatility, and as a result we continue to progress our business transformation focused on enterprise-wide opportunities to improve the efficiency of our cost structure. During 2024, we have implemented additional cost reduction measures across the organization, including reducing contract services and reducing or eliminating non-critical travel. By executing on our initiatives to optimize our cost structure, we are positioning the Company in the event of lower crack spreads and volatility in the commodity markets.
The energy-related legislation passed with the Inflation Reduction Act ("IRA") encompasses clean energy financial incentives that are expected to increase capital investment opportunities that focus on the development of production capacity for liquid fuels with lower GHG. Gulf coast industries should be well positioned for growth, particularly if global trade becomes tied to environmental attributes. Following the enactment of the IRA, Delek is investing in carbon capture technology. We were selected by the Department of Energy's ("DOE") Office of Clean Energy Demonstrations to negotiate a cost-sharing agreement in support of a carbon capture pilot project at the Big Spring, Texas refinery. The DOE Carbon Capture Large-Scale Pilot Project program provides 70% cost-share for up to $95 million of federal funding to support project development. The project will deploy carbon capture technology at the Big Spring refinery's Fluid Catalytic Cracking unit, while maintaining existing production capabilities and turnaround schedule. Expectations for the project are to capture 145,000 metric tons of carbon dioxide per year, as well as reduce health-harming pollutants, such as sulfur oxide and particulate matter. Carbon dioxide is expected to be transported by existing pipelines for permanent storage or utilization.
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
We want to reward our shareholders with a disciplined and balanced capital allocation framework. As we strengthen our relative financial position, we believe a balanced approach between shareholder returns and balance sheet improvement is appropriate. In 2024 to date, we have returned $31.7 million of capital to shareholders through dividends.
Our near-term focus is centered around the following: (1) operations excellence, (2) financial strength and flexibility and (3) strategic initiatives which includes unlocking the "sum of the parts" value of our existing business while identifying growth opportunities to enhance the Company's scale and diversify revenue streams. In first half of 2024, we took steps to refinance the Delek Logistics Partners, LP ("Delek Logistics") long term debt, ending with a more attractive maturity profile. Delek Logistics also completed a public equity offering of its common units in March 2024. These steps allowed us to further execute on our "sum of the parts" plan by facilitating Delek Logistics' planned acquisition of H2O Midstream, purchase of the Wink to Webster Pipeline joint venture and planned expansion of its natural gas processing plant. These Delek Logistics transactions will enhance Delek Logistics position as a full service (crude, natural gas and water) provider in the most prolific areas of

30 |

Management's Discussion and Analysis
the Permian basin while increasing third party revenue. In addition, the Retail Transaction will allow us to strengthen our balance sheet. We believe each of these steps is consistent with our focus on strategic initiatives which includes unlocking the "sum of the parts". See further discussion in the "Strategic Objectives" section below.
See further discussion on macroeconomic factors and market trends, including the impact on 2024, in the ‘Market Trends’ section below.
Other 2024 Developments

Delek Logistics Equity Offering
On March 12, 2024, Delek Logistics completed a public offering of its common units in which it sold 3,584,416 common units (including an overallotment option of 467,532 common units) to the underwriters of the offering at a price to the public of $38.50 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $132.2 million and were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility (as defined in Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q).
Delek Logistics Debt Agreements
On March 13, 2024, Delek Logistics sold $650.0 million in aggregate principal amount of 8.625% Senior Notes due 2029 (the “Delek Logistics 2029 Notes”), at par. Net proceeds were used to redeem the Delek Logistics 2025 Notes including accrued interest, pay off the Delek Logistics Term Loan Facility (as defined in Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) including accrued interest and to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
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
Renewables
During the second quarter of 2024, we made the decision to idle the Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi biodiesel facilities, while exploring viable and sustainable alternatives. Those alternatives could include restarting if market conditions improve, marketing for sale or permanently closing any of the facilities. Our decision to idle these facilities was driven by the decline in the overall biodiesel market and aligns with our continued operational and cost optimization efforts. As a result, we conducted an evaluation of impairment and based on our review we recorded a $22.1 million impairment which included property, plant and equipment and right of use assets. In addition, $0.4 million of severance and benefit expenses were recognized in the three and six months ended June 30, 2024.
Property Settlement
On June 27, 2024, we settled a dispute that was in litigation related to a property that we historically operated as an asphalt and marine fuel terminal both as an owner and, subsequently, as a lessee under an in-substance lease agreement (the “License Agreement”). The settlement included the purchase of the property for $10.0 million and $42.0 million for settlement of the litigation for a total of $52.0 million. The total settlement was comprised of $24.0 million of cash paid at closing and a promissory note for $28.0 million to be paid in three equal installments of $9.3 million on each of April 1, 2025, April 1, 2026 and April 1, 2027, plus accrued interest.
As a result of the termination of the License Agreement, we are no longer obligated to remove equipment from the property for certain development activities and as a result we reversed the $17.9 million asset retirement obligation since we intend to operate the property as an asphalt and marine fuel terminal. Additionally, as a result of the settlement we reduced the non-contingent guarantee and environmental liability to $1.0 million since our risk of a contingent guarantee was eliminated and determined it appropriate to retain an accrual based on what we can reasonably estimate as the cost of the initial steps once operations cease or a cleanup is ordered. Total net gain from the property settlement was $53.4 million and is recorded in other operating income, net in the condensed consolidated statements of income. Refer to Note 11 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.
Delek Logistics Gas Plant Expansion
In Q2 2024, Delek Logistics made the final investment decision to build a new natural gas processing plant adjacent to its plant in the Permian Basin. The plant is expected to have a capacity of approximately 110 MMcf/d (as defined below) and aims to meet the rising demand for natural gas in the region. Total estimated cost is between $160.0 and $165.0 million with an anticipated start-up of early 2025. This expansion project will also increase Delek Logistics' third party revenue. Expected annual EBITDA is estimated to be approximately $40.0 million.

31 |

Management's Discussion and Analysis
Planned Sale of Retail
On July 31, 2024, a wholly owned subsidiary of Delek, entered into a definitive equity purchase agreement (the "Retail Purchase Agreement") with a subsidiary of Fomento Económico Mexicano, S.A.B. de C.V. (“FEMSA”). Under the terms of the Retail Purchase Agreement, Delek agreed to sell, and FEMSA has agreed to purchase, 100% of the equity interests in four of Delek’s wholly-owned subsidiaries that own and operate 249 retail fuel and convenience stores (the "Retail Stores") under the Delek US Retail brand for a cash consideration of $350.0 million plus the purchase of inventory and other customary adjustments under the Retail Purchase Agreement for indebtedness (the “Retail Transaction”). The closing of the Retail Transaction is currently anticipated to occur by the end of 2024, subject to certain customary closing conditions, including, among other things, the receipt of required governmental and other third party approvals (or the termination or expiration of applicable waiting periods). The Retail Transaction includes a long-term agreement whereby Delek will sell to FEMSA certain motor fuel products for use at the Retail Stores. Refer to Note 18 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.
Planned Acquisition of H2O Midstream
On August 2, 2024, Delek Logistics entered into a Purchase and Sale Agreement with H2O Midstream Holdings, LLC (the “Seller”) to purchase 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC (the “Purchased Interests” or "H2O Midstream"), related to the Seller’s water disposal and recycling operations, in the Midland Basin in Texas (the “H2O Purchase Agreement”) for total consideration of $230.0 million, subject to customary adjustments under the H2O Purchase Agreement for net working capital and indebtedness (the "H2O Transaction"). The purchase price is comprised of approximately $160.0 million in cash and $70.0 million of preferred equity. Delek Logistics paid a deposit under the H2O Purchase Agreement of $23.0 million. The closing of the H2O Transaction is currently anticipated to occur by the end of 2024. Refer to Note 18 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.
Wink to Webster Pipeline
On August 1, 2024, we purchased an additional 0.6% indirect investment in Wink to Webster Pipeline LLC for $18.6 million, bringing our total indirect ownership in the pipeline joint venture to 15.6%. On August 5, 2024, we contributed all of our 50% investment in W2W Holdings LLC ("HoldCo") which includes our 15.6% indirect interest in the Wink to Webster Pipeline LLC joint venture and related joint venture indebtedness, to a subsidiary of Delek Logistics. Total consideration was comprised of $86.6 million in cash, forgiveness of a $60.0 million payable to Delek Logistics and 2,300,000 of Delek Logistics common units.
Delek Logistics Commercial Agreements
On August 5, 2024, we amended and extended expired, or soon to be expired, commercial agreements with subsidiaries of Delek Logistics under which the Delek Logistics subsidiaries provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to us. These agreements have an initial term of five to seven years, with the ability to extend for an additional five years at our option. In addition, we also entered into an assignment agreement with a subsidiary of Delek Logistics to assign the Big Spring Refinery Marketing Agreement to Delek Holdings. As a result of these agreements, we transferred 2,500,000 of our Delek Logistics common units to Delek Logistics to be retired.
We also entered into an amended and restated Omnibus Agreement with Delek Logistics that provides us an option to purchase certain critical assets from Delek Logistics at market value during the period beginning upon any change in control, sale of substantially all assets, or other deconsolidation transaction involving Delek Logistics and extending (i) in the case of a deconsolidation involving a third party, for six months following closing, and (ii) for any other deconsolidation, for four years following closing.

32 |

Management's Discussion and Analysis

Refining Overview
The refining segment (or "Refining") processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd") as of June 30, 2024. A high-level summary of the refinery activities is presented below:

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

Our refining segment also owns three biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas, and New Albany, Mississippi. During the second quarter of 2024, we made the decision to idle the biodiesel facilities, while exploring viable and sustainable alternatives. See Note 15 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information. In addition, the refining segment includes our wholesale crude operations and our 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S.

Logistics Overview
Our logistics segment gathers, transports and stores crude oil and natural gas; markets, distributes, transports and stores refined products; and disposes and recycles water in select regions of the southeastern United States, West Texas and New Mexico for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics (NYSE: DKL), where we owned a 72.6% interest at June 30, 2024. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A substantial majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's gathering and processing business owns or leases capacity on approximately 398 miles of crude oil transportation pipelines, approximately 406 miles of refined product pipelines, and an approximately 1,400-mile crude oil gathering system of which 489 miles is decommissioned. The storage and transportation business owns or leases associated crude oil storage tanks with an aggregate of approximately 10.0 million barrels of active shell capacity. It also owns and operates nine light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 199 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.

Retail Overview
Our retail segment (or "Retail") at June 30, 2024 includes the operations of 250 owned and leased convenience store sites located primarily in West Texas and New Mexico. Our convenience stores typically offer various grades of gasoline and diesel under the DK or Alon brand name and food products, food service, tobacco products, non-alcoholic and alcoholic beverages, general merchandise as well as money orders to the public, primarily under the DK or Alon brand names. Substantially all of the motor fuel sold through our retail segment is supplied by our Big Spring refinery, which is transferred to the retail segment at prices substantially determined by reference to published commodity pricing information.

Corporate and Other Overview
Our corporate activities, results of certain immaterial operating segments, and intercompany eliminations are reported in 'corporate, other and eliminations' in our segment disclosures. Additionally, our corporate activities include certain of our commodity and other hedging activities.

33 |

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
Key Objectives
Certain fundamental principles are foundational to our long-term strategy and direct us as we develop our strategic objectives. With that in mind, we have identified the following overarching key objectives:
I.    Operational Excellence
II.    Financial Strength and Flexibility
III.    Strategic Initiatives

Operational Excellence
We are committed to operational excellence which includes maintaining safe, reliable, and environmentally responsible operations. It also encompasses the dedication and drive for constant improvement across our operations in reliability, safety, and efficiency. Delek prioritizes stewardship of the environment, and we focus on how to positively impact our shareholders, employees, customers, and the communities where we operate. We understand that if our assets run reliably and safely, it is better for the safety of our employees, communities, and environment. We believe that focusing on people, processes and equipment will lead to improved utilization and yields and ultimately better employee retention and lower costs, which translates to improved returns for our shareholders. For 2024, we are focused on the following:

•Prioritize safety and environmental compliance by implementing foundational best practices to increase operations ability to provide safe, compliant, and reliable operations.
•Focus on operational excellence by building out our operations centric area business teams, frontline supervisor training as well as other key competency training.
•Execute a major turnaround at the Krotz Springs refinery, focusing on outage spend and optimizing downtime and implementing margin enhancement.
•Identify and evaluate organic growth projects that improve yield and increase utilization.
•Continue our progression of digital system implementations that will improve our ability to understand all aspects of our business as well as our ability to make real-time and forward-looking operational decisions. Automate processes and shift operational roles to higher value-added activities.

Financial Strength and Flexibility
In our industry, as with many volatile businesses, it is very important to make capital investments with accretive returns and maintain a debt balance at a comfortable leverage ratio. We want to reward our shareholders and investors with a disciplined and balanced capital allocation framework, which we believe will strengthen shareholder value by, among other things, a stable dividend complemented by opportunistic share repurchases. We are also committed to lowering costs and improving the efficiency of our cost structure in all aspects of our business. For 2024, we are focused on the following:
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

34 |

Management's Discussion and Analysis
Strategic Initiatives
One of our near-term strategic initiatives is centered around unlocking the "sum of the parts" value of our existing business while identifying growth opportunities to diversify the Company’s geographic footprint and revenue stream, including in the alternative energy markets, as well as enhance its scale, compensate investors and develop other areas of its business. For 2024, we are focused on the following:
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

35 |

Management's Discussion and Analysis

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
✓
Extending Long Term Debt Maturities:
On March 13, 2024, Delek Logistics sold $650.0 million in aggregate principal amount of 8.625% Senior Notes due 2029, at par. Net proceeds were used to redeem the Delek Logistics 2025 Notes including accrued interest, pay off the Delek Logistics Term Loan Facility including accrued interest and to repay borrowings under the Delek Logistics Revolving Facility. On April 17, 2024, Delek Logistics sold $200 million in aggregate principal amount of additional 8.625% senior notes due 2029, at 101.25%. The Additional 2029 Notes were issued under the same indenture as the Delek Logistics 2029 Notes and formed a part of the same series of notes as the Delek Logistics 2029 Notes. The net proceeds were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
✓
Strengthening the Balance Sheet:
On March 12, 2024, Delek Logistics completed a public offering of its common units in which it sold 3,584,416 common units (including an overallotment option of 467,532 common units) to the underwriters of the offering at a price to the public of $38.50 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $132.2 million and were used to repay borrowings under the Delek Logistics Revolving Facility.
✓
Executing Safe and Reliable Operations: Our focus on safe and reliable operations allowed us to achieve record throughput for the second quarter of 2024 as reliability continues to increase.	✓
Enhancing Environmental Standards with Capital Expenditures:
We successfully completed a benzene stripper project at the Big Spring Refinery, which supports achievement of our Clean Air Act Consent Decree requirements related to benzene in wastewater.
✓
Expanding Delek Logistics' Natural Gas Processing:
In Q2 2024, Delek Logistics made the final investment decision to build a new natural gas processing plant adjacent to its plant in the Permian Basin. The plant is expected to have a capacity of approximately 110 MMcf/d (as defined below) and aims to meet the rising demand for natural gas in the region.(1) Total estimated cost is between $160.0 and $165.0 million with an anticipated start-up of early 2025. This expansion project will also increase Delek Logistics' third party revenue.
		✓	✓
Monetizing Our Retail Operations:
On July 31, 2024, we entered into the Retail Purchase Agreement with FEMSA to sell 249 retail fuel and convenience stores that we own and operate under the DK brand for a cash consideration of $350.0 million plus the purchase of inventory and other customary adjustments under the Retail Purchase Agreement for indebtedness. The Retail Stores are located in Texas, New Mexico, and Arkansas. The Retail Transaction includes a long-term agreement whereby Delek will sell to FEMSA certain motor fuel products for use at the Retail Stores. The closing of the Retail Transaction is currently anticipated to occur by the end of 2024, subject to certain customary closing conditions.
		✓	✓
Executing Strategic Midstream Acquisition:
On August 2, 2024, Delek Logistics entered into the H2O Purchase Agreement related to the Seller’s water disposal and recycling operations, in the Midland Basin in Texas for total consideration of $230.0 million, subject to customary adjustments under the H2O Purchase Agreement for net working capital and indebtedness. The purchase price is comprised of approximately $160.0 million in cash and $70.0 million of preferred equity. This transaction will enhance Delek Logistics' position as a full service (crude, natural gas and water) provider in the most prolific areas of the Permian basin. The closing of the H2O Transaction is currently anticipated to occur by the end of 2024.
		✓	✓
Maximizing Shareholder Value:
On August 1, 2024, we purchased an additional 0.6% indirect investment in Wink to Webster Pipeline LLC for $18.6 million, bringing our total indirect ownership in the pipeline joint venture to 15.6%. On August 5, 2024, we contributed all of our 50% investment in HoldCo which includes our 15.6% indirect interest in the Wink to Webster Pipeline LLC joint venture and related joint venture indebtedness, to a subsidiary of Delek Logistics. Total consideration was comprised of $86.6 million in cash, forgiveness of a $60.0 million payable to Delek Logistics and 2,300,000 of Delek Logistics common units.
✓
(1) Million cubic feet ("MMcf") per day ("MMcf/d").

36 |

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
We have positioned the Company to continue to run safely, reliably and environmentally responsibly at near or above nameplate capacity while leveraging our Delek Logistics and retail lines of business with an eye towards the One Delek vision. Increased geopolitical risks and general elevated tensions in the Middle East have put upward pressure on crude oil prices. Many uncertainties remain with respect to the global supply and demand of the crude oil and refined products markets and it is difficult to predict the ultimate economic impacts this may have on our operations. We expect gasoline and diesel demand to continue to follow typical seasonal patterns as we continue through the summer driving season.
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
The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods in 2023 and for the two quarterly periods in 2024.

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

37 |

Management's Discussion and Analysis
The chart below illustrates the key differentials impacting our refining operations, including WTI Cushing to Brent, WTI Midland to WTI Cushing, and Louisiana Light Sweet crude oil ("LLS") to WTI Cushing for each of the quarterly periods in 2023 and for the two quarterly periods in 2024.

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
The charts below illustrate the quarterly average prices of Gulf Coast Gasoline ("CBOB"), U.S. High Sulfur Diesel ("HSD") and U.S. Ultra Low Sulfur Diesel ("ULSD") for each of the quarterly periods in 2023 and for the two quarterly periods in 2024.

38 |

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
The table below reflects the quarterly average Gulf Coast 5-3-2 ULSD, 3-2-1 ULSD and 2-1-1 HSD/LLS crack spreads for each of the quarterly periods in 2023 and for the two quarterly periods in 2024.

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
The chart below illustrates the volatility in RINs for each of the quarterly periods in 2023 and for the two quarterly periods in 2024.

39 |

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

The chart below illustrates the quarterly average prices of Waha (Permian Basin) and Henry Hub (Gulf Coast) per million British Thermal Units ("MMBtu") beginning with the first quarter of 2023 through the second quarter of 2024.

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

40 |

Management's Discussion and Analysis
Non-GAAP Reconciliations
The following table provides a reconciliation of segment EBITDA to the most directly comparable U.S. GAAP measure, net (loss) income attributable to Delek:
Reconciliation of segment EBITDA to net (loss) income attributable to Delek (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Refining segment EBITDA	$17.3	$121.8	$122.4	$317.3
Logistics segment EBITDA	100.6	90.9	200.3	182.3
Retail segment EBITDA	12.4	15.0	18.9	21.4
Corporate, Other and Eliminations EBITDA	(5.4)	(70.0)	(73.6)	(123.3)
EBITDA attributable to Delek	$124.9	$157.7	$268.0	$397.7
Interest expense, net	(77.7)	(80.4)	(165.4)	(156.9)
Income tax benefit (expense)	7.7	3.8	14.9	(12.0)
Depreciation and amortization	(92.1)	(89.4)	(187.3)	(172.8)
Net (loss) income attributable to Delek	$(37.2)	$(8.3)	$(69.8)	$56.0

The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin (in millions)

Refining Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$3,307.2	$4,052.5	$6,415.5	$7,847.0
Cost of sales	3,356.4	3,996.9	6,423.5	7,651.4
Gross margin	$(49.2)	$55.6	$(8.0)	$195.6
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	148.6	153.8	314.4	292.9
Depreciation and amortization	57.4	59.8	118.8	116.4
Refining margin	$156.8	$269.2	$425.2	$604.9

41 |

Management's Discussion and Analysis
Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions):

Summary Statement of Operations Data (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$3,421.7	$4,195.6	$6,649.3	$8,119.9
Cost of sales:
Cost of materials and other	3,099.4	3,766.6	5,896.7	7,206.2
Operating expenses (excluding depreciation and amortization presented below)	185.1	188.7	398.9	359.5
Depreciation and amortization	80.7	82.6	167.1	159.4
Total cost of sales	3,365.2	4,037.9	6,462.7	7,725.1
Insurance proceeds	—	—	—	—
Operating expenses related to retail and wholesale business (excluding depreciation and amortization presented below)	26.3	31.1	52.1	58.1
General and administrative expenses	63.1	75.8	127.5	147.3
Depreciation and amortization	11.4	6.8	20.2	13.4
Asset impairment	22.1	—	22.1	—
Other operating income, net	(79.9)	(6.1)	(81.5)	(16.9)
Total operating costs and expenses	3,408.2	4,145.5	6,603.1	7,927.0
Operating income	13.5	50.1	46.2	192.9
Interest expense, net	77.7	80.4	165.4	156.9
Income from equity method investments	(30.4)	(25.5)	(52.3)	(40.1)
Other expense (income), net	—	0.5	(0.7)	(6.6)
Total non-operating expenses, net	47.3	55.4	112.4	110.2
(Loss) income before income tax (benefit) expense	(33.8)	(5.3)	(66.2)	82.7
Income tax (benefit) expense	(7.7)	(3.8)	(14.9)	12.0
Net (loss) income	(26.1)	(1.5)	(51.3)	70.7
Net income attributed to non-controlling interests	11.1	6.8	18.5	14.7
Net (loss) income attributable to Delek	$(37.2)	$(8.3)	$(69.8)	$56.0
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

Results of Operations
Consolidated Results of Operations — Comparison of the Three and Six Months Ended June 30, 2024 versus the Three and Six Months Ended June 30, 2023.
Net (Loss) Income
Q2 2024 vs. Q2 2023
Consolidated net loss for the second quarter of 2024 was $26.1 million compared to net loss of $1.5 million for the second quarter of 2023. Consolidated net loss attributable to Delek for the second quarter of June 30, 2024 was $37.2 million, or $(0.58) per basic share, compared to a net loss of $8.3 million, or $(0.13) per basic share, for the second quarter 2023. Explanations for significant drivers impacting net loss as compared to the comparable period of the prior year are discussed in the sections below.

42 |

Management's Discussion and Analysis
YTD 2024 vs. YTD 2023
Consolidated net loss for the six months ended June 30, 2024 was $51.3 million compared to a net income of $70.7 million for the six months ended June 30, 2023. Consolidated net loss attributable to Delek for the six months ended June 30, 2024 was $69.8 million, or $(1.09) per basic share, compared to income of $56.0 million, or $0.84 per basic share, for the six months ended June 30, 2023. Explanations for significant drivers impacting net (loss) income as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
Q2 2024 vs. Q2 2023
In the second quarter of 2024 and 2023, we generated net revenues of $3,421.7 million and $4,195.6 million, respectively, a decrease of $773.9 million, or 18.4%. The decrease in net revenues was primarily driven by the following factors:
•in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 1.7% and decreases in wholesale activity, partially offset by increased sales volume and increases in the average price of U.S. Gulf Coast ULSD of 2.5% and HSD of 30.3%;
•in our logistics segment, increases in our West Texas marketing operations and an increase in terminalling and marketing fees due to rate increases as well as higher volumes; and
•in our retail segment, a decrease in total fuel sales primarily attributable to a 2.9% decrease in average price charged per gallon sold and a decrease in merchandise sales primarily driven by the same-store sales decrease of 5.2%.
YTD 2024 vs. YTD 2023
We generated net revenues of $6,649.3 million and $8,119.9 million during the six months ended June 30, 2024 and 2023, respectively, a decrease of $1,470.6 million, or 18.1%. The decrease in net revenues was primarily due to the following:
•in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 4.6% and ULSD of 3.4% and decreases in wholesale activity, partially offset by increased sales volume and an increase in the average price of U.S. Gulf Coast HSD of 14.3%;
•in our logistics segment, increases in our West Texas marketing operations and an increase in terminalling and marketing fees due to rate increases as well as higher volumes; and
•in our retail segment, a decrease in total fuel sales primarily attributable to a $0.13 decrease in average price charged per gallon sold and a decrease in merchandise sales primarily driven by the same-store sales decrease of 4.7%.

Total Operating Costs and Expenses
Cost of Materials and Other
Q2 2024 vs. Q2 2023
Cost of materials and other was $3,099.4 million for the second quarter of 2024 compared to $3,766.6 million for the second quarter of 2023, a decrease of $667.2 million, or 17.7%. The net decrease in cost of materials and other was primarily driven by the following:
•decreased wholesale activity and decreased RINs pricing, partially offset by increases in cost of crude oil feedstocks at the refineries, including a 9.9% increase in the average cost of WTI Cushing crude oil and a 9.9% increase in the average cost of WTI Midland crude oil and an increase in sales volume;
•increase in logistics costs due to increased costs of materials and other in our West Texas marketing operations primarily driven by increases in the volumes of gasoline and diesel sold, partially offset by decreases in the average cost per gallon; and
•a decrease in retail cost of materials and other due to 2.1% decrease in average cost per gallon sold applied to lower fuel sales volumes.
YTD 2024 vs. YTD 2023
Cost of materials and other was $5,896.7 million for the six months ended June 30, 2024, compared to $7,206.2 million for six months ended June 30, 2023, a decrease of $1,309.5 million, or 18.2%. The net decrease in cost of materials and other primarily related to the following:
•decreased wholesale activity and decreased RINs pricing, partially offset by an increase in the cost of crude oil feedstocks at the refineries, including a 5.6% increase in the average cost of WTI Cushing crude oil and a 5.5% increase in the average cost of WTI Midland crude oil and an increase in sales volume;
•increase in logistics costs due to increased costs of materials and other in our West Texas marketing operations primarily driven by increases in the average volumes of gasoline and diesel sold, partially offset by decreased costs per gallon; and
•a decrease in retail cost of materials and other due to 4.3% decrease in average cost per gallon sold applied to lower fuel sales volumes.

43 |

Management's Discussion and Analysis
Operating Expenses
Q2 2024 vs. Q2 2023
Operating expenses (included in both cost of sales and other operating expenses) were $211.4 million for the second quarter of 2024 compared to $219.8 million for the second quarter of 2023, a decrease of $8.4 million, or 3.8%. The decrease in operating expenses was primarily driven by the following:
•a decrease in employee costs.
These decreases were partially offset by the following:
•an increase in maintenance costs.
YTD 2024 vs. YTD 2023
Operating expenses (included in both cost of sales and other operating expenses) were $451.0 million for the six months ended June 30, 2024 compared to $417.6 million in six months ended June 30, 2023, an increase of $33.4 million, or 8.0%. The increase in operating expenses was primarily driven by the following:
•an increase in maintenance costs; and
•an increase in employee costs.
These increases were partially offset by the following:
•lower natural gas prices.
General and Administrative Expenses
Q2 2024 vs. Q2 2023
General and administrative expenses were $63.1 million for the second quarter of 2024 compared to $75.8 million for the second quarter of 2023, a decrease of $12.7 million, or 16.8%. The decrease was primarily driven by a decrease in employee costs including incentive compensation costs and decreased restructuring costs.
YTD 2024 vs. YTD 2023
General and administrative expenses were $127.5 million for the six months ended June 30, 2024 compared to $147.3 million in six months ended June 30, 2023, a decrease of $19.8 million, or 13.4%. The decrease was primarily driven by a decrease in employee costs including incentive compensation costs.
Depreciation and Amortization
Q2 2024 vs. Q2 2023
Depreciation and amortization (included in both cost of sales and other operating expenses) was $92.1 million for the second quarter of 2024 compared to $89.4 million for the second quarter of 2023, an increase of $2.7 million, or 3.0%.
YTD 2024 vs. YTD 2023
Depreciation and amortization (included in both cost of sales and other operating expenses) was $187.3 million and $172.8 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $14.5 million, or 8.4%. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed.

44 |

Management's Discussion and Analysis
Asset Impairment
Q2 2024 vs. Q2 2023
Asset impairment was $22.1 million for the three months ended June 30, 2024. We recorded $22.1 million asset impairment as a result of our second quarter 2024 decision to idle the biodiesel facilities, while exploring viable and sustainable alternatives. There was no asset impairment in the three months ended June 30, 2023.
YTD 2024 vs. YTD 2023
Asset impairment was $22.1 million for the six months ended June 30, 2024. We recorded $22.1 million asset impairment as a result of our second quarter 2024 decision to idle the biodiesel facilities, while exploring viable and sustainable alternatives. There was no asset impairment in the six months ended June 30, 2023.
Refer to Note 15 condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.
Other Operating Income, Net
Q2 2024 vs. Q2 2023
Other operating income, net increased by $73.8 million in the second quarter of 2024 to $79.9 million compared to $6.1 million in the second quarter of 2023. The increase was primarily driven by the following:
•for the three months ended June 30, 2024, we recorded a net gain of $53.4 million in the 2024 period related to a property settlement;
•for the three months ended June 30, 2024, we recorded a gain of $25.1 million related to insurance proceeds and other third party recoveries related to the 2021 El Dorado refinery fire and the 2022 Big Spring refinery fire related to property damage and business interruption claims, compared to $4.7 million of business interruption and property damage insurance recoveries in the 2023 period related to the fire and freeze events that occurred in 2021; and
•for the three months ended June 30, 2024, we recorded a gain of $8.3 million related to Delek Logistics' sale of storage tanks in Texas due an eminent domain settlement.
Refer to Note 11 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.
YTD 2024 vs. YTD 2023
Other operating income, net was $81.5 million and $16.9 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $64.6 million. The increase was primarily driven by the following:
•for the six months ended June 30, 2024, we recorded a net gain of $53.4 million in the 2024 period related to a property settlement;
•for the six months ended June 30, 2024, we recorded a gain of $28.7 million related to insurance proceeds and other third party recoveries related to the 2021 El Dorado refinery fire, the 2021 freeze events and the 2022 Big Spring refinery fire related to property damage and business interruption claims, compared to $9.8 million of business interruption and property damage insurance recoveries in the 2023 period related to the fire and freeze events that occurred in 2021;
•for the six months ended June 30, 2024, we recorded a gain of $8.3 million related to Delek Logistics' sale of storage tanks in Texas due to an eminent domain settlement; and
•decreased hedge gains in 2024 compared to 2023 associated with our derivatives.
Refer to Note 11 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.

Non-Operating Expenses, Net
Interest Expense, Net
Q2 2024 vs. Q2 2023
Interest expense, net decreased by $2.7 million, or (3.4)%, to $77.7 million in the second quarter of 2024 compared to $80.4 million in the second quarter of 2023, primarily driven by the following:
•a decrease in net average borrowings outstanding (including the obligations under the inventory intermediation agreements which have an associated interest charge) of approximately $326.0 million in the second quarter of 2024 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the second quarter of 2023; and

45 |

Management's Discussion and Analysis
•an increase in the average effective interest rate of 92 basis points in the second quarter of 2024 compared to the second quarter of 2023 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding).
YTD 2024 vs. YTD 2023
Interest expense, net was $165.4 million in the six months ended June 30, 2024, compared to $156.9 million for six months ended June 30, 2023, an increase of $8.5 million, or 5.4% primarily due to the following:
•an increase in the average effective interest rate of 197 basis points during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding);
•debt extinguishment costs of $3.6 million in the six months ended June 30, 2024 related to the payoff of the Delek Logistics Term Loan Facility and Delek Logistics 2025 Notes with proceeds from the Delek Logistics 2029 Notes issued in March 2024; and
•a decrease in net average borrowings outstanding (including the obligations under the inventory intermediation agreements which have an associated interest charge) of approximately $459.2 million during the six months ended June 30, 2024 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the six months ended June 30, 2023.
Results from Equity Method Investments
Q2 2024 vs. Q2 2023
We recognized income of $30.4 million from equity method investments during the second quarter of 2024, compared to $25.5 million for the second quarter of 2023, an increase of $4.9 million. This increase was primarily driven by the following:
•an increase in income from our investment in W2W Holdings LLC to income of $10.6 million in the second quarter of 2024 from income of $6.8 million in the second quarter of 2023.
YTD 2024 vs. YTD 2023
We recognized income from equity method investments of $52.3 million for the six months ended June 30, 2024, compared to $40.1 million for the six months ended June 30, 2023, an increase of $12.2 million. This increase was primarily driven by the following:
•an increase in income from our investment in W2W Holdings LLC to $20.0 million during the six months ended June 30, 2024 from $11.3 million in the six months ended June 30, 2023.

Income Taxes
Q2 2024 vs. Q2 2023
For the second quarter of 2024, we recorded an income tax benefit of $7.7 million compared to $3.8 million for the second quarter of 2023, primarily driven by the following:
•a decrease in pre-tax net income of $28.5 million; and
•our effective tax rates were 22.8% and 71.7% for the three months ended June 30, 2024 and 2023, respectively, due to the impact of fixed dollar permanent differences on the tax rate and changes to valuation allowances on certain attributes.
YTD 2024 vs. YTD 2023
For the six months ended June 30, 2024, we recorded an income tax benefit of $14.9 million compared to expense of $12.0 million for the six months ended June 30, 2023, primarily driven by the following:
•a decrease in pre-tax net income of $148.9 million, and
•our effective tax rates were 22.5% and 14.5% for the six months ended June 30, 2024 and 2023, respectively, due to the impact of fixed dollar favorable permanent differences on the tax rate and changes in valuation allowance on certain attributes.

46 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth selected information concerning our refining segment operations ($ in millions, except per barrel amounts):

Selected Refining Financial Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$3,307.2	$4,052.5	$6,415.5	$7,847.0
Cost of materials and other	3,150.4	3,783.3	5,990.3	7,242.1
Refining Margin	$156.8	$269.2	$425.2	$604.9

Operating expenses (excluding depreciation and amortization)	$148.6	$153.8	$314.4	$292.9

Refining segment EBITDA	$17.3	$121.8	$122.4	$317.3

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

47 |

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

Refinery Statistics
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Refining Segment
Days in period	91	91	182	181
Total sales volume - refined product (average bpd) (1)	320,514	305,688	313,541	288,795
Total production (average bpd)	311,957	291,715	302,340	279,230
Crude oil	303,177	282,493	288,865	265,441
Other feedstocks	12,877	12,988	17,487	16,642
Total throughput (average bpd):	316,054	295,481	306,352	282,083

Crude Slate: (% based on amount received in period)
WTI crude oil	72.0%	75.9%	71.7%	73.2%
Gulf Coast Sweet Crude	7.5%	4.0%	6.9%	4.3%
Local Arkansas crude oil	3.2%	3.9%	3.3%	4.2%
Other	17.3%	16.2%	18.1%	18.3%

Crude utilization (% based on nameplate capacity)	100.4%	93.5%	95.7%	87.9%

48 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Tyler, TX Refinery
Days in period	91	91	182	181
Products manufactured (average bpd):
Gasoline	36,539	37,672	36,953	28,276
Diesel/Jet	33,705	33,029	31,905	23,091
Petrochemicals, LPG, natural gas liquids ("NGLs")	1,873	3,031	1,928	1,890
Other	1,674	1,829	1,445	1,803
Total production	73,791	75,561	72,231	55,060
Throughput (average bpd):
Crude Oil	73,818	72,955	70,805	51,501
Other feedstocks	1,849	3,955	3,161	4,323
Total throughput	75,667	76,910	73,966	55,824
Per barrel of throughput:
Operating expenses	$4.83	$3.78	$5.05	$5.29
Crude Slate: (% based on amount received in period)
WTI crude oil	80.1%	86.5%	81.3%	78.7%
East Texas crude oil	19.9%	13.5%	18.7%	21.3%

El Dorado, AR Refinery
Days in period	91	91	182	181
Products manufactured (average bpd):
Gasoline	38,659	34,220	40,100	36,121
Diesel	31,880	27,948	30,958	27,830
Petrochemicals, LPG, NGLs	1,003	1,521	1,293	1,406
Asphalt	9,193	6,641	8,749	7,177
Other	2,089	1,185	1,442	967
Total production	82,824	71,515	82,542	73,501
Throughput (average bpd):
Crude Oil	83,312	71,449	81,747	72,040
Other feedstocks	1,421	2,011	2,412	3,278
Total throughput	84,733	73,460	84,159	75,318
Per barrel of throughput:
Operating expenses	$4.12	$5.00	$4.41	$4.73
Crude Slate: (% based on amount received in period)
WTI crude oil	66.5%	68.4%	66.5%	65.2%
Local Arkansas crude oil	11.7%	16.6%	11.6%	15.6%
Other	21.8%	15.0%	21.9%	19.2%

49 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Big Spring, TX Refinery
Days in period	91	91	182	181
Products manufactured (average bpd):
Gasoline	34,271	33,582	32,123	36,032
Diesel/Jet	27,086	20,774	24,766	23,194
Petrochemicals, LPG, NGLs	3,287	3,034	4,362	3,083
Asphalt	2,841	1,630	2,464	1,636
Other	5,928	1,907	4,795	2,272
Total production	73,413	60,927	68,510	66,217
Throughput (average bpd):
Crude oil	69,342	59,240	64,395	63,590
Other feedstocks	4,701	3,020	5,053	3,818
Total throughput	74,043	62,260	69,448	67,408
Per barrel of refined throughput:
Operating expenses	$6.35	$8.91	$7.15	$7.24
Crude Slate: (% based on amount received in period)
WTI crude oil	70.2%	66.7%	71.4%	71.0%
WTS crude oil	29.8%	33.3%	28.6%	29.0%

Krotz Springs, LA Refinery
Days in period	91	91	182	181
Products manufactured (average bpd):
Gasoline	39,037	41,191	38,907	41,517
Diesel/Jet	32,468	31,968	30,356	32,373
Heavy Oils	1,033	3,725	1,882	3,618
Petrochemicals, LPG, NGLs	4,924	6,588	5,328	6,730
Other	4,467	240	2,584	214
Total production	81,929	83,712	79,057	84,452
Throughput (average bpd):
Crude Oil	76,705	78,848	71,918	78,309
Other feedstocks	4,906	4,002	6,861	5,224
Total throughput	81,611	82,850	78,779	83,533
Per barrel of throughput:
Operating expenses	$4.95	$4.74	$5.43	$4.97
Crude Slate: (% based on amount received in period)
WTI Crude	72.1%	77.4%	68.6%	78.5%
Gulf Coast Sweet Crude	27.2%	15.0%	26.2%	14.7%
Other	0.7%	7.6%	5.2%	6.8%
(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.

50 |

Management's Discussion and Analysis
Included in the refinery statistics above are the following sales to other segments:

Refinery Sales to Other Segments
	Three Months Ended June 30,		Six Months Ended June 30,
(in barrels per day)	2024	2023	2024	2023

Big Spring refined product sales to other Delek segments	23,157	—	21,742	9,663

Pricing Statistics (average for the period presented)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

WTI — Cushing crude oil (per barrel)	$80.83	$73.57	$78.95	$74.78
WTI — Midland crude oil (per barrel)	$81.73	$74.40	$80.17	$75.98
WTS — Midland crude oil (per barrel)	$80.99	$73.55	$79.26	$74.48
LLS (per barrel)	$83.69	$75.67	$81.73	$77.27
Brent (per barrel)	$85.06	$77.74	$83.42	$79.94

U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$18.12	$25.54	$20.55	$29.04
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$17.72	$25.42	$19.80	$28.32
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$13.29	$11.32	$16.29	$15.23

U.S. Gulf Coast unleaded gasoline (per gallon)	$2.30	$2.34	$2.26	$2.37
Gulf Coast ultra-low sulfur diesel (per gallon)	$2.44	$2.38	$2.53	$2.62
U.S. Gulf Coast high sulfur diesel (per gallon)	$1.89	$1.45	$1.92	$1.68
Natural gas (per MMBTU)	$2.37	$2.33	$2.24	$2.53

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

51 |

Management's Discussion and Analysis
Refining Segment Operational Comparison of the Three and Six Months Ended June 30, 2024 versus the Three and Six Months Ended June 30, 2023
Revenues
Q2 2024 vs. Q2 2023
Net revenues for the refining segment decreased by $745.3 million, or 18.4%, in the second quarter of 2024 compared to the second quarter of 2023. The decrease was primarily driven by the following:
•a decrease in the average price of U.S. Gulf Coast gasoline of 1.7%; and
•a decrease in wholesale activity.
These decreases were partially offset by the following:
•an increase in sales volumes; and
•an increase in the average price of U.S. Gulf Coast ULSD of 2.5% and HSD of 30.3%.
Net revenues included sales to our retail segment of $102.6 million and $111.5 million and sales to our logistics segment of $106.7 million and $92.0 million for the three months ended June 30, 2024 and June 30, 2023, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2024 vs. YTD 2023
Revenues for the refining segment decreased $1,431.5 million, or 18.2%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily driven by the following:
•a decrease in the average price of U.S. Gulf Coast gasoline of 4.6% and ULSD of 3.4%; and
•a decrease in wholesale activity.
These decreases were partially offset by the following:
•an increase in sales volumes; and
•an increase in the average price of U.S. Gulf Coast HSD of 14.3%.
Revenues included sales to our retail segment of $196.4 million and $214.1 million and sales to our logistics segment of $199.6 million and $183.1 million for the six months ended June 30, 2024 and 2023, respectively. We eliminate this intercompany revenue in consolidation.
Cost of Materials and Other
Q2 2024 vs. Q2 2023
Cost of materials and other decreased by $632.9 million, or 16.7%, in the second quarter of 2024 compared to the second quarter of 2023. The decrease was primarily driven by the following:
•a decrease in wholesale activity; and
•a decrease in RINs pricing
These decreases were partially offset by the following:
•increases in the cost of WTI Cushing crude oil, from an average of $73.57 per barrel to an average of $80.83, or 9.9%, and increases in the cost of WTI Midland crude oil, from an average of $74.40 per barrel to an average of $81.73, or 9.9%; and
•an increase in sales volume.
YTD 2024 vs. YTD 2023
Cost of materials and other decreased $1,251.8 million, or 17.3%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease was primarily driven by the following:
•a decrease in wholesale activity; and
•a decrease in RINs pricing.
These decreases were partially offset by the following:
•increases in the cost of WTI Cushing crude oil, from an average of $74.78 per barrel to an average of $78.95, or 5.6%, and increases in the cost of WTI Midland crude oil, from an average of $75.98 per barrel to an average of $80.17, or 5.5%.
•an increase in sales volumes primarily associated with Tyler Refinery operations which were negatively impacted in prior year as a result of turnaround activities.

52 |

Management's Discussion and Analysis
Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $156.5 million and $132.6 million during the three months ended June 30, 2024 and 2023, respectively. These costs and fees were $295.7 million and $257.2 million during the six months ended June 30, 2024 and 2023, respectively. We eliminate these intercompany fees in consolidation.

Refining Margin
Q2 2024 vs. Q2 2023
Refining segment margin decreased by $112.4 million, or 41.8%, in the second quarter of 2024 compared to the second quarter of 2023, with a refining margin percentage of 4.7% as compared to 6.6% for the second quarter of 2024 and 2023, respectively, primarily driven by the following:
•a 29.1% decrease in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), and a 30.3% decrease in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery).
These decreases were partially offset by the following:
•a 17.4% increase in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery);
•an increase in sales volume; and
•lower RINs pricing.
YTD 2024 vs. YTD 2023
Refining margin decreased by $179.7 million, or 29.7%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, with a refining margin percentage of 6.6% as compared to 7.7% for the six months ended June 30, 2024 and 2023, respectively, primarily driven by the following:
•a 29.2% decrease in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery) and a 30.1% decrease in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery).
These decreases were partially offset by the following:
•a 7.0% increase in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery);
•an increase in sales volumes primarily associated with Tyler Refinery operations which were negatively impacted in prior year as a result of turnaround activities; and
•lower RINs pricing.

Operating Expenses
Q2 2024 vs. Q2 2023
Operating expenses decreased by $5.2 million, or 3.4%, in the second quarter of 2024 compared to the second quarter of 2023. The decrease in operating expenses was primarily driven by the following:
•decrease in outside services.
YTD 2024 vs. YTD 2023
Operating expenses increased by $21.5 million, or 7.3%, in the six months ended June 30, 2024, compared to six months ended June 30, 2023. The increase in operating expenses was primarily driven by the following:
•higher employee, outside service and maintenance costs.
These increases were partially offset by the following:
•lower natural gas prices in 2024.

EBITDA
Q2 2024 vs. Q2 2023
EBITDA decreased by $104.5 million, or 85.8%, in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to a decrease in refining margin driven by decreased crack spreads, partially offset by an increase in sales volume and insurance and third party proceeds related to the fires in 2021 and 2022.

53 |

Management's Discussion and Analysis
YTD 2024 vs. YTD 2023
EBITDA decreased by $194.9 million, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to a decrease in refining margin driven by decreased crack spreads, partially offset by an increase in sales volume and insurance and third party proceeds related to the fires in 2021 and 2022.

54 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Selected Logistics Financial and Operating Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$264.6	$246.9	$516.7	$490.4
Cost of materials and other	$138.1	$128.1	$261.8	$254.2
Operating expenses (excluding depreciation and amortization)	$29.6	$29.0	$61.5	$53.7
EBITDA	$100.6	$90.9	$200.3	$182.3

Operating Information:
Gathering & Processing: (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	73,320	61,260	73,166	62,131
Refined products pipelines	60,575	44,966	61,904	49,957
SALA Gathering System	13,024	13,041	13,005	13,509
East Texas Crude Logistics System	23,259	30,666	21,481	26,690
Midland Gathering Assets	206,933	221,876	210,196	221,993
Plains Connection System	210,033	255,035	233,438	247,856
Delaware Gathering Assets:
Natural gas gathering and processing (Mcfd) (1)	76,237	73,309	76,280	74,008
Crude oil gathering (average bpd)	123,927	117,017	123,718	110,408
Water disposal and recycling (average bpd)	116,916	127,195	118,592	107,848

Wholesale Marketing & Terminalling:
East Texas - Tyler refinery sales volumes (average bpd) (2)	71,082	69,310	68,779	52,158
Big Spring wholesale marketing throughputs (average bpd)	81,422	75,164	79,019	76,763
West Texas wholesale marketing throughputs (average bpd)	11,381	9,985	10,678	9,454
West Texas wholesale marketing margin per barrel	$2.99	$7.01	$2.60	$6.27
Terminalling throughputs (average bpd) (3)	159,260	134,323	147,937	113,926
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

55 |

Management's Discussion and Analysis
Logistics Segment Operational Comparison of the Three and Six Months Ended June 30, 2024 versus the Three and Six Months Ended June 30, 2023
Revenues
Q2 2024 vs. Q2 2023
Net revenues increased by $17.7 million, or 7.2%, in the second quarter of 2024 compared to the second quarter of 2023, primarily driven by:
•increased revenue of $11.4 million in our West Texas marketing operations primarily driven by increases in volumes sold, partially offset by a decrease in average sales prices per gallon and decrease in RINs revenue:
◦the volumes of gasoline and diesel sold increased by 3.6 million and 3.4 million gallons, respectively;
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.14 and $0.06 per gallon, respectively; and
•increase in terminalling and marketing revenue primarily due to rate increases and increased volumes.
Net revenues included sales to our refining segment of $156.5 million and $132.6 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and sales to our other segment of $0.4 million and $0.4 million for the three months June 30, 2024 and 2023, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2024 vs. YTD 2023
Net revenues increased by $26.3 million, or 5.4%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily driven by the following:
•increased revenue of $10.8 million in our West Texas marketing operations primarily driven by increases in volumes sold, partially offset by a decrease in average sales prices per gallon and decrease in RINs revenue:
◦the volumes of gasoline and diesel sold increased by 7.6 million and 3.9 million gallons, respectively;
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.19 and $0.19 per gallon, respectively; and
•increase in terminalling and marketing revenue primarily due to rate increases and increased volumes.
Revenues included sales to our refining segment of $295.7 million and $257.2 million for the six months ended June 30, 2024 and 2023, respectively, and sales to our other segment of $0.8 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Q2 2024 vs. Q2 2023
Cost of materials and other for the logistics segment increased by $10.0 million, or 7.8%, in the second quarter of 2024 compared to the second quarter of 2023. The increase was primarily driven by the following:
•increased costs of materials and other of $14.4 million in our West Texas marketing operations primarily driven by increases in the volumes of gasoline and diesel sold, partially offset by decreases in the average cost per gallon:
◦the volumes of gasoline and diesel sold increased by 3.6 million and 3.4 million gallons, respectively; and
◦the average cost per gallon of gasoline sold decreased by $0.14 per gallon, partially offset by an increase in average cost per gallon of diesel sold of $0.03 per gallon.
Our logistics segment purchased product from our refining segment of $106.7 million and $92.0 million for the three months ended June 30, 2024 and June 30, 2023, respectively. We eliminate these intercompany costs in consolidation.
YTD 2024 vs. YTD 2023
Cost of materials and other for the logistics segment increased by $7.6 million, or 3.0%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily driven by the following:
•increased costs of materials and other of $16.2 million in our West Texas marketing operations primarily driven by increases in the average volumes of gasoline and diesel sold, partially offset by decreased costs per gallon:
◦the volumes of gasoline and diesel sold increased by 7.6 million and 3.9 million gallons, respectively; and
◦the average cost per gallon of gasoline and diesel sold decreased by $0.21 per gallon and $0.10 per gallon, respectively.
These increase was partially offset by the following:
•decrease of $7.4 million in our gathering and processing segment driven primarily by lower natural gas costs.

56 |

Management's Discussion and Analysis
Our logistics segment purchased product from our refining segment of $199.6 million and $183.1 million for the six months ended June 30, 2024 and 2023, respectively. We eliminate these intercompany costs in consolidation.

Operating Expenses
Q2 2024 vs. Q2 2023
Operating expenses increased by $0.6 million, or 2.1%, in the second quarter of 2024 compared to the second quarter of 2023.
YTD 2024 vs. YTD 2023
Operating expenses increased by $7.8 million, or 14.5%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by an increase in contract services.

EBITDA
Q2 2024 vs. Q2 2023
EBITDA increased by $9.7 million, or 10.7%, in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily driven by higher contributions from the Delaware Gathering systems and terminalling and marketing rate increases.
YTD 2024 vs. YTD 2023
EBITDA increased by $18.0 million, or 9.9%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by higher terminalling and marketing fees due to rate increases as well as higher throughput volumes primarily associated with the Tyler Refinery operations which were negatively impacted in the prior year as a result of turnaround activities, partially offset by increases in operating expenses primarily due to contract services.

57 |

Management's Discussion and Analysis

Retail Segment
The tables below set forth certain information concerning our retail segment operations ($ in millions):

Selected Retail Financial and Operating Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$216.1	$232.7	$409.6	$437.7
Cost of materials and other	$176.4	$188.5	$334.7	$358.5
Operating expenses (excluding depreciation and amortization)	$25.4	$25.9	$50.5	$50.5

EBITDA	$12.4	$15.0	$18.9	$21.4

Operating Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Number of stores (end of period)	250	247	250	247
Average number of stores	250	247	250	247
Average number of fuel stores	245	242	245	242
Retail fuel sales	$136.4	$148.4	$259.2	$279.5
Retail fuel sales (thousands of gallons)	43,126	45,687	82,809	85,651
Average retail gallons per average number of stores (in thousands)	176	189	339	354
Average retail sales price per gallon sold	$3.16	$3.25	$3.13	$3.26
Retail fuel margin ($ per gallon) (1)	$0.312	$0.342	$0.302	$0.307
Merchandise sales (in millions)	$79.6	$84.3	$150.4	$158.2
Merchandise sales per average number of stores (in millions)	$0.3	$0.3	$0.6	$0.6
Merchandise margin %	32.9%	33.9%	33.2%	33.5%

Same-Store Comparison (2)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Change in same-store retail fuel gallons sold	(4.0)%	(1.5)%	(1.8)%	(1.6)%
Change in same-store merchandise sales	(5.2)%	0.1%	(4.7)%	2.4%
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

58 |

Management's Discussion and Analysis
Retail Segment Operational Comparison of the Three and Six Months Ended June 30, 2024 versus the Three and Six Months Ended June 30, 2023
Revenues
Q2 2024 vs. Q2 2023
Net revenues for the retail segment decreased by $16.6 million, or 7.1%, in the second quarter of 2024 compared to the second quarter of 2023, primarily driven by the following:
•a decrease in total fuel sales which were $136.4 million in the second quarter of 2024 compared to $148.4 million in the second quarter of 2023, primarily attributable to a decrease of $0.09 in average price charged per gallon sold and decreased volume; and
•a decrease in merchandise sales to $79.6 million in the second quarter of 2024 compared to $84.3 million in the second quarter of 2023, primarily driven by the same-store sales decrease of 5.2% as a result of remodeling activities.
YTD 2024 vs. YTD 2023
Revenues for the retail segment decreased by $28.1 million, or 6.4%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by the following:
•a decrease in total fuel sales which were $259.2 million for the six months ended June 30, 2024 compared to $279.5 million for the six months ended June 30, 2023, primarily attributable to a $0.13 decrease in average price charged per gallon sold and decreased volume; and
•a decrease in merchandise sales to $150.4 million for the six months ended June 30, 2024 compared to $158.2 million for the six months ended June 30, 2023, primarily driven by the same-store sales decrease of 4.7% mostly attributable to tobacco sales.

Cost of Materials and Other
Q2 2024 vs. Q2 2023
Cost of materials and other for the retail segment decreased by $12.1 million, or 6.4%, in the second quarter of 2024 compared to the second quarter of 2023, primarily driven by the following:
•a decrease in average cost per gallon of $0.06, or 2.1%, applied to fuel sales volumes that decreased period over period.
Our retail segment purchased finished product from our refining segment of $102.6 million and $111.5 million for the three months ended June 30, 2024 and June 30, 2023, respectively, which is eliminated in consolidation.
YTD 2024 vs. YTD 2023
Cost of materials and other for the retail segment decreased by $23.8 million, or 6.6%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by the following:
•a decrease in average cost per gallon of $0.13, or 4.3%, applied to fuel sales volumes that decreased period over period.
Our retail segment purchased finished product from our refining segment of $196.4 million and $214.1 million for the six months ended June 30, 2024 and 2023, respectively. We eliminate this intercompany cost in consolidation.

Operating Expenses
Q2 2024 vs. Q2 2023
Retail segment operating expenses decreased by $0.5 million, or 1.9%, in the second quarter of 2024 compared to the second quarter of 2023.
YTD 2024 vs. YTD 2023
Operating expenses for the retail segment remained consistent at $50.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

59 |

Management's Discussion and Analysis
EBITDA
Q2 2024 vs. Q2 2023
EBITDA for the retail segment decreased by $2.6 million, or 17.3%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily driven by the following:
•a decrease in average fuel margin of $0.030 per gallon and a decrease in fuel sales volume; and
•a decrease in merchandise margin percentage of 1.0%.
YTD 2024 vs. YTD 2023
EBITDA for the retail segment decreased by $2.5 million, or 11.7%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by the following:
•a decrease in sales volume and a decrease in average fuel margin of $0.005; and
•a 5.0% decrease in merchandise sales.

60 |

Management's Discussion and Analysis
Liquidity and Capital Resources
Sources of Capital
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At June 30, 2024 our total liquidity amounted to $2,328.2 million comprised primarily of $1,670.3 million in unused credit commitments under our revolving credit facilities (as discussed in Note 8 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) and $657.9 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends and fund operational capital expenditures. On July 31, 2024, our Board of Directors approved a quarterly cash dividend of $0.255 per share of our common stock.
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
As of June 30, 2024, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Term Loan Credit Facility (see further discussion in Note 8 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q). Additionally, we were in compliance with covenants during the quarter ended June 30, 2024. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may pay dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to): available borrowings under our existing Delek Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Revolving Facility; the allowance to incur an additional $400.0 million of secured debt under the Delek Term Loan Credit Facility (see further discussion of these facilities in Note 8 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks or joint ventures, as otherwise contemplated and allowed under our incurrence covenants.
Cash Position and Indebtedness
As of June 30, 2024, our total cash and cash equivalents were $657.9 million and we had total long-term indebtedness of approximately $2,461.7 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $59.2 million. Additionally, we had letters of credit issued of approximately $269.5 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $1,670.3 million. The decrease of $136.4 million in total long-term principle indebtedness as of June 30, 2024 compared to December 31, 2023 resulted primarily from a decrease in net borrowings under the Delek Logistics Revolving Facility, payment of the outstanding balance of the Delek Logistics Term Loan Facility, and extinguishment of the Delek Logistics 2028 Notes, partially offset by the issuance of the Delek Logistics 2029 Notes. As of June 30, 2024, our total long-term indebtedness (as defined in Note 8 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) consisted of the following:
•the Delek Revolving Credit Facility with no outstanding borrowings (maturity of October 26, 2027);
•aggregate principal of $935.7 million under the Delek Term Loan Credit Facility (maturity of November 19, 2029 and effective interest of 10.23%);
•aggregate principal of $330.2 million under the Delek Logistics Revolving Facility (maturity of October 13, 2027 and average borrowing rate of 8.00%);
•aggregate principal of $400.0 million under the Delek Logistics 2028 Notes (due in 2028, with effective interest rate of 7.39%);
•aggregate principal of $850.0 million under the Delek Logistics 2029 Notes (due in 2029, with effective interest rate of 8.95%); and
•aggregate principal of $5.0 million under the United Community Bank Revolver (maturity of June 30, 2026 and average borrowing rate of 7.75%).

61 |

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
Additionally, we utilize other financing arrangements to finance operating assets and/or, from time to time, to monetize other assets that may not be needed in the near term, when internal cost of capital and other criteria are met. Such arrangements include our inventory intermediation arrangement, which finances a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs or other non-inventory product financing liabilities and funded letters of credit. Our inventory intermediation obligation with Citigroup Energy Inc. ("Citi") was $472.2 million at June 30, 2024. See Note 7 of the accompanying condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for additional information about our inventory intermediation agreement. Our product financing liabilities consisted primarily of RIN financings as of June 30, 2024, and totaled $110.7 million, all of which is due in the next 12 months. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of our December 31, 2023 Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Cash Requirements" section below.
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
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Six Months Ended June 30,
	2024	2023
Cash Flow Data:
Operating activities	$118.3	$490.2
Investing activities	(104.1)	(279.9)
Financing activities	(178.5)	(230.0)
Net decrease	$(164.3)	$(19.7)

Cash Flows from Operating Activities
Net cash provided by operating activities was $118.3 million for the six months ended June 30, 2024, compared to $490.2 million for the comparable period of 2023. Decreases were a result of cash receipts from customers and cash payments to suppliers and for salaries resulting in a net $393.2 million decrease in cash provided by operating activities, partially offset by a decrease in cash paid for debt interest of $14.7 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $104.1 million for the six months ended June 30, 2024, compared to $279.9 million in the comparable period of 2023. The decrease in cash flows used in investing activities was primarily due to a $144.3 million decrease in purchases of property, plant and equipment, substantially driven by maintenance projects associated with the Tyler turnaround in 2023, $18.0 million of insurance proceeds in 2024 and decrease of $8.6 million for equity interests investments and other.
Cash Flows from Financing Activities
Net cash used in financing activities was $178.5 million for the six months ended June 30, 2024, compared to $230.0 million in the comparable 2023 period. The decrease in cash used was primarily due to the receipt of net proceeds of $132.2 million from the Delek Logistics' public offering of common units in the six months ended June 30, 2024, net proceeds from term debt of $316.4 million for the six months ended June 30, 2024 compared to net payments on term debt of $12.3 million in the comparable 2023 period, primarily related to the issuance of the Delek Logistics 2029 Notes and the related repayment of the Delek Logistics Term Loan Facility and Delek Logistics 2025 Notes and $40.4 million of share buybacks in 2023.

62 |

Management's Discussion and Analysis
These decreases in cash flows were partially offset by the net payments from product and other financing arrangements of $102.1 million for the six months ended June 30, 2024 compared to net proceeds of $52.8 million in the comparable 2023 period, an increase in net payments on long-term revolvers of $215.8 million, the receipt of settlement proceeds of $58.0 million during the first quarter of 2023 associated with the termination of the J. Aron Supply & Offtake Agreements (as defined in Note 2 to the audited consolidated financial statements included in Item. 8 Financial Statements and Supplementary Data, of our December 31, 2023 Annual Report on Form 10-K) and origination of the Citi Inventory Intermediation Agreement (as defined in Note 7 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) and an increase of $13.0 million related to the payment of deferred financing costs primarily related to the issuance of the Delek Logistics 2029 Notes.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the six months ended June 30, 2024, by operating segment and major category (in millions):

	2024 Forecast (1)	Six Months Ended June 30, 2024 Actual (2)
Refining
Regulatory	$42	$22.2
Sustaining maintenance, including turnaround activities	163	46.2
Growth projects	15	0.1
Refining segment total	220	68.5
Logistics
Regulatory	5	0.4
Sustaining maintenance	15	4.1
Growth projects	50	20.9
Logistics segment total	70	25.4
Retail
Regulatory	—	—
Sustaining maintenance	5	3.2
Growth projects	10	7.4
Retail segment total	15	10.6
Corporate and Other
Regulatory	2	0.1
Sustaining maintenance	23	11.3
Growth projects	—	0.8
Other total	25	12.2
Total capital spending	$330	$116.7
(1) Excludes estimated 2024 costs of $90.0 million to $100.0 million related to the new Delek Logistics natural gas processing plant. Refer to 'Other 2024 Developments' section of Item 2. Management's Discussion and Analysis, of this Quarterly Report on Form 10-Q for further information.
(2) Excludes a $10.0 million land purchase in connection with a settlement that was in litigation related to a property that we historically operated as an asphalt and marine fuel terminal. Refer to Note 11 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.

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

63 |

Management's Discussion and Analysis
Cash Requirements
Long-Term Cash Requirements Under Contractual Obligations
Information regarding our known cash requirements under contractual obligations of the types described below as of June 30, 2024, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long-term debt and notes payable obligations	$9.5	$24.0	$1,599.2	$888.2	$2,520.9
Interest (1)	213.5	423.1	360.0	31.3	1,027.9
Operating lease commitments (2)	58.5	69.8	23.6	17.9	169.8
Purchase commitments (3)	360.2	—	—	—	360.2
Product financing agreements (4)	110.7	—	—	—	110.7
Transportation agreements (5)	252.3	342.9	207.2	250.9	1,053.3
Inventory intermediation obligation (6)	45.1	26.6	—	—	71.7
Total	$1,049.8	$886.4	$2,190.0	$1,188.3	$5,314.5
(1) Expected interest payments on debt outstanding at June 30, 2024. Floating interest rate debt is calculated using June 30, 2024 rates. For additional information, see Note 8 to the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of June 30, 2024.
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

Other Cash Requirements
Our material short-term cash requirements under contractual obligations are presented above, and we expect to fund the majority of those requirements with cash flows from operations. Our other cash requirements consisted of operating activities and capital expenditures. Operating activities include cash outflows related to payments to suppliers for crude and other inventories (which are largely reflected in our contractual purchase commitments in the table above) and payments for salaries and other employee related costs. Cash outlays in 2024 are planned to include incentive compensation payments that were earned and accrued in 2023. In line with our long-term sustainable strategy, future cash requirements will include initiatives to build on our long-term sustainable business model, ESG initiatives and sum of the parts initiatives.
Refer to the cash flow section for our operating activities spend during the six months ended June 30, 2024. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity.
Refer to the 'Capital Spending' section for our capital expenditures for the six months ended June 30, 2024 and our anticipated cash requirements for planned capital expenditures for the full year 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Changes in commodity prices (mainly crude oil and refined products) and interest rates are our primary sources of market risk. When we make the decision to manage our market exposure, our objective is generally to avoid losses from adverse price changes, realizing we will not obtain the gains of beneficial price changes.

64 |

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
The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are discussed separately below), as of June 30, 2024 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2024	2025
Contracts not designated as hedging instruments:
Crude oil price swaps - long (1)	$0.1	12,764,000	12,764,000	—
Crude oil price swaps - short (1)	(5.7)	13,559,000	13,559,000	—
Inventory, refined product and crack spread swaps - long (1)	4.3	2,951,000	2,951,000	—
Inventory, refined product and crack spread swaps - short (1)	(9.0)	3,909,000	3,909,000	—
Natural gas swaps - long (3)	—	2,002,500	1,255,000	747,500
Natural gas swaps - short (3)	(0.2)	2,002,500	1,255,000	747,500
RINs commitment contracts - long (2)	(7.2)	50,750,000	30,750,000	20,000,000
Total	$(17.7)
(1) Volume in barrels.
(2) Volume in RINs.
(3) Volume in MMBtu.

Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $1,270.9 million as of June 30, 2024. The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt outstanding as of June 30, 2024 would be to change interest expense by approximately $12.7 million.
We also have interest rate exposure in connection with our Inventory Intermediation Agreement under which we pay a time value of money charge based on Secured Overnight Financing Rate.
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
Commodity Derivatives Trading Activities
From time to time, we enter into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, and futures contracts. These trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts are classified as held for trading and are recognized at fair value with changes in fair value recognized in the income statement. We had no outstanding trading commodity derivative contracts as of June 30, 2024.

65 |

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

66 |

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
ITEM 1A. RISK FACTORS
There were no material changes during the six months ended June 30, 2024 to the risk factors identified in the Company’s fiscal 2023 Annual Report on Form 10-K, except as follows:
Failure to complete the pending sale of the Retail Stores could negatively affect us.
On July 31, 2024, we entered into the Retail Purchase Agreement with a subsidiary of FEMSA, pursuant to which FEMSA will acquire the Retail Stores, which comprise our retail segment and a portion of our corporate, other and eliminations segment, subject to certain customary closing conditions. There is no assurance that the conditions to the completion of the sale of the Retail Stores will be satisfied. In connection with the sale of the Retail Entities, we and our stockholders will be subject to risks, including the following:
•the market price of our common stock may reflect assumptions that the Retail Transaction will occur, and a failure to complete the Retail Transaction could result in a decline in the market price of our common stock;
•if the Retail Transaction is not completed, we may not be able to realize the expected proceeds in a subsequent sale transaction;
•we and/or FEMSA may be unable to obtain the approvals, consents or authorizations required to complete the Retail Transaction;
•the closing of the Retail Transaction may result in disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the Retail Transaction may require substantial commitments of their time and resources, which could adversely affect our business, financial condition, and results of operations;
•pending the closing of the Retail Transaction, the Retail Purchase Agreement restricts us from engaging in certain actions without FEMSA’s consent, which could prevent us from pursuing business opportunities that may arise prior to the closing, and we will be subject to business uncertainties that could affect our business, financial condition, and results of operations;
•uncertainty about the effect of the Retail Transaction may adversely affect our relationships with our employees, customers, suppliers and other persons with whom we have business relationships;
•any event that results in a right for FEMSA to seek indemnity from us could result in a substantial payment from us to FEMSA and could adversely affect our business, financial condition, and results of operations;
•certain costs relating to the Retail Transaction, such as legal and accounting fees, are payable by us whether or not the Retail Transaction is completed, and we could incur additional costs in connection with the Retail Transaction;
•if we successfully complete the Retail Transaction, certain terms of the Retail Purchase Agreement may preclude us from engaging in or pursuing certain business opportunities; and
•if we successfully complete the Retail Transaction, our revenues will decrease accordingly and our business will be subject to an increased concentration of the risks that affect our refining and logistics segments.
We may be unsuccessful in integrating the operations of the assets we have acquired or may acquire with our operations, and in realizing all or any part of the anticipated benefits of any such acquisitions.
From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. Our capitalization and results of operations may change significantly as a result of completed or future acquisitions. Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them, and new geographic areas and the diversion of management's attention from other business concerns. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Also, following an

67 |

Risk Factors
acquisition, we may discover previously unknown liabilities associated with the acquired business or assets for which we have no recourse under applicable indemnification provisions.
On August 2, 2024, Delek Logistics entered into the H2O Purchase Agreement for the acquisition of H2O Midstream. Delek Logistics expects the transaction to close by the end of 2024, subject to closing conditions. If these conditions are not satisfied or waived, the acquisition of H2O Midstream will not be consummated. If the closing of the H2O Midstream acquisition is substantially delayed or does not occur at all, or if the terms of the acquisition are required to be modified substantially, we may not realize the anticipated benefits of the acquisition fully or at all, or they may take longer to realize than expected.
The H2O Midstream acquisition will require management to devote significant attention and resources to integrating the H2O Midstream business with our business. Potential difficulties that may be encountered in the integration process include, among others:
•the inability to successfully integrate the H2O Midstream business into our business in a manner that permits us to achieve the revenue and cost savings that we announced as anticipated from the acquisition;
•complexities associated with managing the larger, integrated business;
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the acquisition;
•integrating personnel from the two companies while maintaining focus on providing consistent, high-quality products and services;
•loss of key employees;
•integrating relationships with customers, vendors and business partners;
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the acquisition and integration of H2O Midstream’s operations into Delek Logistics; and
•the disruption in each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.
Furthermore, delays or difficulties in the integration process could adversely affect our business, financial results, financial condition and stock price. Even if we are able to integrate our business operations successfully, there can be no assurance that the integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect or have communicated from this integration or that these benefits will be achieved within the anticipated timeframe.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).
Intercompany Transactions
On August 5, 2024, the Company and certain of its subsidiaries entered into a series of intercompany transactions with Delek Logistics and certain of its subsidiaries, as described below. The transactions, including the consideration therefor, were negotiated and approved by the Audit Committee of the Board of Directors of the Company, which is comprised solely of independent directors, and by the Conflicts Committee of the Board of Directors of Delek Logistics’ general partner, which is also comprised solely of independent directors. The Board of Directors of the Company engaged Barclays to act as its exclusive financial advisor and Bradley Arant Boult Cummings LLP to act as its legal counsel. The Conflicts Committee engaged Intrepid Partners, LLC to act as its exclusive financial advisor and Gibson, Dunn & Crutcher LLP to act as its legal counsel.
Wink to Webster Contribution
On August 5, 2024, the Company contributed all of its interest in the Wink to Webster pipeline joint venture (the “Contribution”) to Delek Logistics. The Contribution was made pursuant to a Contribution Agreement (the “Contribution Agreement”) between Delek Energy, a wholly-owned subsidiary of the Company, and Delek Logistics. Total consideration for the Contribution was approximately $500 million, subject to post-closing adjustment, comprised of (i) approximately $280 million of joint venture indebtedness, (ii) $68 million in cash, (iii) 2,300,000 newly issued common units of limited partnership interest in Delek Logistics (“common units”) and (iv) cancellation of a $60 million intercompany receivable owed by the Company to Delek Logistics. The Partnership also paid the Company approximately $18.6 million for an additional 0.6% interest in the Wink to Webster pipeline joint venture that was acquired by the Company from a joint venture partner on August 1, 2024, bringing the total interest in the Wink to Webster pipeline joint venture contributed to Delek Logistics to 15.6%.
The Contribution was effected by Delek Energy transferring 100% of the limited liability company interests in Delek Permian Pipeline Holdings, LLC, which holds certain subsidiaries that collectively included joint venture financing entities and the 15.6% Wink to Webster pipeline joint venture interest. The offering and sale of the common units pursuant to the Contribution Agreement are intended to be exempt under the

68 |

Other Information
Securities Act of 1933, as amended (the “Securities Act”), by virtue of the exemption afforded by Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws.
The foregoing description of the Contribution Agreement is not complete and is qualified in its entirety by reference to the full text of the Contribution Agreement, which is attached as Exhibit 2.1 to this Quarterly Report on Form 10-Q.
Fourth Amended and Restated Omnibus Agreement
On August 5, 2024, the Company and Delek Logistics entered into a Fourth Amended and Restated Omnibus Agreement with certain of their respective subsidiaries (the “Amended Omnibus Agreement”). The Amended Omnibus provides the Company an option to purchase certain critical assets from Delek Logistics at market value during the period beginning upon any change in control or sale of substantially all assets transaction involving Delek Logistics and extending (i) in the case of a transaction involving a third party, for six months following closing, and (ii) for any other transaction, for four years following closing.
The foregoing description of the Amended Omnibus Agreement is not complete and is qualified in its entirety by reference to the full text of the Amended Omnibus Agreement, which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
Amended and Restated Intercompany Agreements
On August 5, 2024, certain subsidiaries of the Company and Delek Logistics agreed to amend and restate 12 intercompany services agreements as listed below. The amendments, among other things, extend the terms of the respective agreements for up to 7 years, with an option for the Company to extend such agreements for an additional 5 years. Certain of the agreements also have revised financial terms which will phase in over the time periods noted below.
The following is a list of the 12 intercompany services agreements which were amended and restated:
(1)Second Amendment and Restatement of the Throughput and Tankage Agreement (Tyler Terminal and Tankage) between DKTS and Delek Marketing & Supply, LP (“DMS”) – seven year term extension effective July 1, 2024, decrease of throughput and storage fees become effective April 1, 2026;
(2)Amended and Restated Terminalling Services Agreement (Memphis Terminal) between DKTS, Delek Logistics Operating, LLC (“DLO”), and, for limited purposes, Citigroup Energy Inc. (“Citi”) – seven year term extension effective July 1, 2024;
(3)Amended and Restated Terminalling Services Agreement (North Little Rock Terminal) between DKTS, DLO, and, for limited purposes, CEI – seven year term extension effective July 1, 2024;
(4)Amended and Restated Throughput and Tankage Agreement (El Dorado Terminal and Tankage) between DKTS, DLO, and, for limited purposes, Citi – seven year term extension effective July 1, 2024, with decrease of throughput and storage fee to become effective February 1, 2025;
(5)Amended and Restated Throughput Agreement (El Dorado Rail Offloading Facility) between DKTS and DLO – seven year term extension effective July 1, 2024, with decrease of throughput fee and removal of minimum volume commitment to become effective August 1, 2025;
(6)Amended and Restated Tankage Agreement (Tyler Crude Storage Tank 701) between DKTS and Delek Marketing & Supply, LP – seven year term extension effective July 1, 2024, with decrease in storage fees to become effective April 1, 2026;
(7)Second Amended and Restated Services Agreement (Big Sandy Terminal and Pipeline) between DKTS and Delek Marketing-Big Sandy, LLC (“DMBS”) – seven year term extension effective July 1, 2024;
(8)Amended and Restated Pipelines and Storage Facilities Agreement between DKTS, Delek Logistics, SALA Gathering Systems LLC (“SALA”), El Dorado Pipeline Company, LLC (“EDR”), Magnolia Pipeline Company, LLC (“MPC”), and, for limited purposes, Citi – seven year term extension effective July 1, 2024, with decrease of crude oil throughput fees to become effective September 1, 2026;
(9)Amended and Restated Pipelines and Tankage Agreement (East Texas Crude Logistics System) between DKTS and Delek Crude Logistics, LLC – seven year term extension effective July 1, 2024;
(10)Amended and Restated Terminalling Services Agreement (Mt. Pleasant Terminal) between DKTS and DMBS – seven year term extension effective July 1, 2024;
(11)Amended and Restated Services Agreement (Greenville Facility) between DKTS and DMBS – seven year term extension effective July 1, 2024; and
(12)Amended and Restated Slurry Clarifying Services Agreement (Krotz Springs) between DKTS, DLO, and DKE – five year term extension effective July 1, 2024.
Assignment of Big Spring Refinery Marketing Agreement
On August 5, 2024, DKL Big Spring, LLC (“DKL Big Spring”), a subsidiary of Delek Logistics, entered into an assignment and assumption agreement (the “Assignment Agreement”) with Alon USA, LP (“Alon LP”), DKTS, and Delek Logistics Services Company (“DLSC”). Under the Assignment Agreement, DKL Big Spring assigned to DLSC its right, title, and interest in that certain Marketing Agreement dated as of March 1, 2018, as amended to date, and as consideration for such assignment, Alon LP caused 2,500,000 of our common units to be transferred to Delek Logistics from DLSC and subsequently cancelled.

69 |

Other Information
Relationships
Prior to the transaction, the Company owned the general partner interest and a 72.6% limited partnership interest in Delek Logistics. Each of Delek Logistics and the other parties to the Contribution Agreement, Omnibus Agreement, Intercompany Agreements and Assignment Agreement are direct or indirect subsidiaries of the Company. As a result, certain individuals, including officers and directors of the Company, serve as officers and/or directors of more than one of such other entities. Additionally, Delek Logistics and the Company have certain commercial relationships as further described in Delek Logistics’ Annual Report on Form 10-K for the year ended December 31, 2023.

70 |

ITEM 6. EXHIBITS

Exhibit No.		Description

2.1	*
Membership Interest Purchase Agreement, dated July 31, 2024, by and between Alon Brands, Inc. and Emprex Proximity LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 6, 2024).

2.2	*#	Contribution Agreement dated August 5, 2024, between Delek US Energy, Inc. and Delek Logistics Partners, LP.

3.1		Amendment to the Company's Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on May 2, 2024).

10.1	**#
Fourth Amended and Restated Omnibus Agreement dated August 5, 2024, among Delek US Holdings, Inc., Delek Refining, Ltd., Lion Oil Company, LLC, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Marketing & Supply, LP, DKL Transportation, LLC, Delek Logistics Operating, LLC, and Delek Logistics GP, LLC.

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

101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and June 30, 2023 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2024 and 2023 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith
*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Partnership agrees to furnish supplementally a copy of any of the omitted schedules or exhibits upon request by the United States Securities and Exchange Commission, provided, however, that the Partnership may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedules or exhibits so furnished.
**	Certain of the exhibits and schedules have been omitted in accordance with Regulation S-K Item 601(a)(5). The Partnership agrees to furnish a copy of all omitted exhibits and schedules upon request by the United States Securities and Exchange Commission, provided, however, that the Partnership may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedules or exhibits so furnished.

71 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Avigal Soreq
Avigal Soreq
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Reuven Spiegel
Reuven Spiegel
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By:	/s/ Robert Wright
Robert Wright
Senior Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)

Dated: August 7, 2024

72 |