Form 10-Q
period 2024-09-30
Delek US Holdings, Inc.
filed 2024-11-07
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At November 1, 2024, there were 63,195,165 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents
Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2024

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,037.6	$821.8
Accounts receivable, net	561.6	783.7
Inventories, net of inventory valuation reserves	915.0	941.2
Current assets of discontinued operations	—	41.5
Other current assets	50.6	77.8
Total current assets	2,564.8	2,666.0
Property, plant and equipment:
Property, plant and equipment	4,790.7	4,460.3
Less: accumulated depreciation	(1,961.7)	(1,764.0)
Property, plant and equipment, net	2,829.0	2,696.3
Operating lease right-of-use assets	98.8	121.5
Goodwill	687.5	687.5
Other intangibles, net	328.6	287.7
Equity method investments	408.7	360.7
Non-current assets of discontinued operations	—	228.1
Other non-current assets	112.9	124.0
Total assets	$7,030.3	$7,171.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,713.6	$1,814.3
Current portion of long-term debt	9.5	44.5
Current portion of obligation under Inventory Intermediation Agreement	3.6	0.4
Current portion of operating lease liabilities	45.6	50.1
Current liabilities of discontinued operations	—	11.5
Accrued expenses and other current liabilities	694.7	764.3
Total current liabilities	2,467.0	2,685.1
Non-current liabilities:
Long-term debt, net of current portion	2,779.9	2,555.3
Obligation under Inventory Intermediation Agreement	385.3	407.2
Environmental liabilities, net of current portion	33.7	110.9
Asset retirement obligations	24.4	36.4
Deferred tax liabilities	243.9	264.1
Operating lease liabilities, net of current portion	63.7	85.7
Non-current liabilities of discontinued operations	—	34.3
Other non-current liabilities	87.0	33.1
Total non-current liabilities	3,617.9	3,527.0
Redeemable non-controlling interest	70.0	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 81,231,308 shares and 81,539,871 shares issued at September 30, 2024 and December 31, 2023, respectively	0.8	0.8
Additional paid-in capital	1,172.7	1,113.6
Accumulated other comprehensive loss	(4.8)	(4.8)
Treasury stock, 17,575,527 shares, at cost, at September 30, 2024 and December 31, 2023, respectively	(694.1)	(694.1)
Retained earnings	228.5	430.0
Non-controlling interests in subsidiaries	172.3	114.2
Total stockholders’ equity	875.4	959.7
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$7,030.3	$7,171.8
See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$3,042.4	$4,628.8	$9,478.5	$12,525.1
Cost of sales:
Cost of materials and other	2,788.7	4,049.4	8,547.1	11,111.2
Operating expenses (excluding depreciation and amortization presented below)	181.4	217.7	580.3	577.2
Depreciation and amortization	92.5	83.7	259.6	243.1
Total cost of sales	3,062.6	4,350.8	9,387.0	11,931.5
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	3.7	(3.7)	5.7	3.9
General and administrative expenses	70.4	67.7	191.6	208.0
Depreciation and amortization	5.6	4.0	18.6	12.1
Asset impairment	9.2	—	31.3	—
Other operating expense (income), net	12.8	(2.1)	(67.6)	(19.0)
Total operating costs and expenses	3,164.3	4,416.7	9,566.6	12,136.5
Operating (loss) income	(121.9)	212.1	(88.1)	388.6
Interest expense, net	78.8	82.4	244.1	239.1
Income from equity method investments	(25.1)	(27.0)	(77.4)	(67.1)
Other (income) expense, net	(0.5)	2.0	(1.1)	(4.6)
Total non-operating expense, net	53.2	57.4	165.6	167.4
(Loss) income from continuing operations before income tax (benefit) expense	(175.1)	154.7	(253.7)	221.2
Income tax (benefit) expense	(40.3)	29.1	(56.7)	38.3
(Loss) income from continuing operations, net of tax	(134.8)	125.6	(197.0)	182.9
Discontinued operations:
Income from discontinued operations, including gain on sale of discontinued operations	95.4	12.9	107.8	29.1
Income tax expense	28.1	2.4	29.6	5.2
Income from discontinued operations, net of tax	67.3	10.5	78.2	23.9
Net (loss) income	(67.5)	136.1	(118.8)	206.8
Net income attributable to:
Non-controlling interests	9.3	7.4	27.8	22.1
Net (loss) income attributable to Delek	$(76.8)	$128.7	$(146.6)	$184.7
Basic (loss) income per share:
(Loss) income from continuing operations	$(2.25)	$1.82	$(3.51)	$2.44
Income from discontinued operations	1.05	0.16	1.22	0.36
Total basic (loss) income per share	$(1.20)	$1.98	$(2.29)	$2.80
Diluted (loss) income per share:
(Loss) income from continuing operations	$(2.25)	$1.81	$(3.51)	$2.42
Income from discontinued operations	1.05	0.16	1.22	0.36
Total diluted (loss) income per share	$(1.20)	$1.97	$(2.29)	$2.78
Weighted average common shares outstanding:
Basic	64,063,609	64,889,504	64,099,700	65,864,141
Diluted	64,063,609	65,464,970	64,099,700	66,372,335

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(67.5)	$136.1	$(118.8)	$206.8
Other comprehensive (loss) income:
Other loss, net of taxes	—	—	—	(0.1)
Total other comprehensive loss	—	—	—	(0.1)
Comprehensive (loss) income attributable to:	$(67.5)	$136.1	$(118.8)	$206.7
Non-controlling interest	9.3	7.4	27.8	22.1
Comprehensive (loss) income attributable to Delek	$(76.8)	$128.7	$(146.6)	$184.6

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(In millions, except share and per share data)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity	Redeemable Non-Controlling Interest
	Shares	Amount				Shares	Amount
Balance at June 30, 2024	82,085,570	$0.8	$1,175.8	$(4.8)	$328.1	(17,575,527)	$(694.1)	$177.0	$982.8	$—
Net (loss) income	—	—	—	—	(76.8)	—	—	9.3	(67.5)	—
Common stock dividends ($0.255 per share)	—	—	—	—	(16.4)	—	—	—	(16.4)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(14.1)	(14.1)	—
Equity-based compensation expense	—	—	10.0	—	—	—	—	0.3	10.3	—
Repurchase of common stock	(942,329)	—	(13.5)	—	(6.5)	—	—	—	(20.0)
Taxes paid due to the net settlement of equity-based compensation	—	—	(0.5)	—	—	—	—	(0.3)	(0.8)	—
Exercise of equity-based awards	59,485	—	—	—	—	—	—	—	—	—
Issuance of Delek Logistics preferred units	—	—	—	—	—	—	—	—	—	70.0
Other	28,582	—	0.9	—	0.1	—	—	0.1	1.1	—
Balance at September 30, 2024	81,231,308	$0.8	$1,172.7	$(4.8)	$228.5	(17,575,527)	$(694.1)	$172.3	$875.4	$70.0

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity	Redeemable Non-Controlling Interest
	Shares	Amount				Shares	Amount
Balance at June 30, 2023	83,150,295	$0.8	$1,121.8	$(5.3)	$518.1	(17,575,527)	$(694.1)	$121.6	$1,062.9	$—
Net income	—	—	—	—	128.7	—	—	7.4	136.1	—
Common stock dividends ($0.235 per share)	—	—	—	—	(15.2)	—	—	—	(15.2)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9.7)	(9.7)	—
Equity-based compensation expense	—	—	8.0	—	—	—	—	0.2	8.2	—
Repurchase of common stock	(981,690)	—	(13.3)	—	(11.7)	—	—	—	(25.0)	—
Taxes paid due to the net settlement of equity-based compensation	—	—	(0.7)	—	—	—	—	(0.3)	(1.0)	—
Exercise of equity-based awards	48,154	—	—	—	—	—	—	—	—	—
Other	24,760	—	0.6	—	—	—	—	0.1	0.7	—
Balance at September 30, 2023	82,241,519	$0.8	$1,116.4	$(5.3)	$619.9	(17,575,527)	$(694.1)	$119.3	$1,157.0	$—

6 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(In millions, except share and per share data)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity	Redeemable Non-controlling Interest
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	81,539,871	$0.8	$1,113.6	$(4.8)	$430.0	(17,575,527)	$(694.1)	$114.2	$959.7	$—
Net (loss) income	—	—	—	—	(146.6)	—	—	27.8	(118.8)	—
Common stock dividends ($0.750 per share)	—	—	—	—	(48.1)	—	—	—	(48.1)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(37.7)	(37.7)	—
Equity-based compensation expense	—	—	24.3	—	—	—	—	0.8	25.1	—
Repurchase of common stock	(942,329)	—	(13.5)	—	(6.5)	—	—	—	(20.0)
Taxes paid due to the net settlement of equity-based compensation	—	—	(4.9)	—	—	—	—	(0.8)	(5.7)	—
Exercise of equity-based awards	506,524	—	—	—	—	—	—	—	—	—
Equity attributable to issuance of Delek Logistics common limited partner units, net of tax	—	—	50.5	—	—	—	—	68.3	118.8	—
Issuance of Delek Logistics preferred units	—	—	—	—	—	—	—	—	—	70.0
Other	127,242	—	2.7	—	(0.3)	—	—	(0.3)	2.1	—
Balance at September 30, 2024	81,231,308	$0.8	$1,172.7	$(4.8)	$228.5	(17,575,527)	$(694.1)	$172.3	$875.4	$70.0

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity	Redeemable Non-Controlling Interest
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	84,509,517	$0.9	$1,134.1	$(5.2)	$507.9	(17,575,527)	$(694.1)	$125.9	$1,069.5	$—
Net income	—	—	—	—	184.7	—	—	22.1	206.8	—
Common stock dividends ($0.685 per share)	—	—	—	—	(44.9)	—	—	—	(44.9)	—
Equity-based compensation expense	—	—	20.0	—	—	—	—	0.5	20.5	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(28.8)	(28.8)	—
Repurchase of common stock	(2,793,317)	(0.1)	(37.7)	—	(27.6)	—	—	—	(65.4)	—
Taxes paid due to the net settlement of equity-based compensation	—	—	(4.1)	—	—	—	—	(0.5)	(4.6)	—
Exercise of equity-based awards	409,993	—	—	—	—	—	—	—	—	—
Other	115,326	—	4.1	(0.1)	(0.2)	—	—	0.1	3.9	—
Balance at September 30, 2023	82,241,519	$0.8	$1,116.4	$(5.3)	$619.9	(17,575,527)	$(694.1)	$119.3	$1,157.0	$—
See accompanying notes to the condensed consolidated financial statements

7 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(118.8)	$206.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	278.2	255.2
Non-cash lease expense	23.7	43.9
Deferred income taxes	(56.8)	24.9
Asset impairment	31.3	—
Income from equity method investments	(77.4)	(67.1)
Dividends from equity method investments	43.9	35.8
Non-cash lower of cost or market/net realizable value adjustment	(10.5)	(6.2)
Loss on extinguishment of debt	3.6	—
Equity-based compensation expense	25.1	20.5
Income from discontinued operations, including gain on sale of discontinued operations, net	(78.2)	(23.9)
Other	1.6	6.4
Changes in assets and liabilities:
Accounts receivable	233.6	78.6
Inventories and other current assets	70.3	373.7
Fair value of derivatives	3.0	(8.6)
Accounts payable and other current liabilities	(177.9)	54.8
Obligation under Inventory Intermediation Agreements	(18.7)	(97.5)
Non-current assets and liabilities, net	(97.1)	(5.6)
Cash provided by operating activities - continuing operations	78.9	891.7
Cash provided by (used in) operating activities - discontinued operations	17.8	31.1
Net cash provided by operating activities	96.7	922.8
Cash flows from investing activities:
Acquisition of H2O	(159.5)	—
Equity method investment contributions	(18.6)	—
Distributions from equity method investments	4.1	10.5
Purchases of property, plant and equipment	(237.2)	(320.3)
Purchase of equity securities	(0.7)	(11.0)
Purchases of intangible assets	(1.6)	(2.6)
Proceeds from sale of property, plant and equipment	10.6	1.3
Insurance and settlement proceeds	15.5	1.5
Cash used in investing activities - continuing operations	(387.4)	(320.6)
Cash provided by (used in) investing activities - discontinued operations	361.7	(18.0)
Net cash used in investing activities	(25.7)	(338.6)
Cash flows from financing activities:
Proceeds from long-term revolvers	5,540.1	2,615.4
Payments on long-term revolvers	(5,865.7)	(3,019.4)
Proceeds from term debt	1,059.0	—
Payments on term debt	(538.4)	(18.4)
Proceeds from product and other financing agreements	676.4	908.2
Repayments of product and other financing agreements	(729.3)	(922.6)
Proceeds from Inventory Intermediation Agreement	—	32.2
Proceeds from termination of Supply & Offtake Obligation	—	25.8
Taxes paid due to the net settlement of equity-based compensation	(5.7)	(4.6)
Repurchase of common stock	(20.0)	(65.4)
Distribution to non-controlling interest	(37.7)	(28.8)
Proceeds from issuance of Delek Logistic common limited partner units, net	132.2	—
Payment of debt extinguishment costs	(0.3)	—
Dividends paid	(48.1)	(44.9)
Deferred financing costs paid	(18.1)	(1.3)
Cash provided by (used in) financing activities - continuing operations	144.4	(523.8)
Net used in financing activities	144.4	(523.8)
Net increase in cash and cash equivalents	215.4	60.4
Cash and cash equivalents at the beginning of the period	822.2	841.3
Cash and cash equivalents at the end of the period	1,037.6	901.7
Less cash and cash equivalents of discontinued operations at the end of the period	—	0.4
Cash and cash equivalents of continuing operations at the end of the period	$1,037.6	$901.3
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (Continued)
(In millions)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $2.3 million and $3.2 million in the 2024 and 2023 periods, respectively	$233.5	232.3
Income taxes	$3.5	$8.3
Non-cash investing activities:
Delek Logistics preferred units issued in connection with H2O Acquisition	$70.0	$—
Decrease in accrued capital expenditures	$7.4	$(34.7)
Non-cash financing activities:
Non-cash lease liability arising from obtaining right-of-use assets during the period	$13.3	$27.0

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
On July 31, 2024, a wholly owned subsidiary of Delek, entered into a definitive equity purchase agreement (the "Retail Purchase Agreement") with a subsidiary of Fomento Económico Mexicano, S.A.B. de C.V. (“FEMSA”). Under the terms of the Retail Purchase Agreement, Delek agreed to sell, and FEMSA agreed to purchase, 100% of the equity interests in four of Delek’s wholly-owned subsidiaries that own and operate 249 retail fuel and convenience stores (the "Retail Stores") under the Delek US Retail brand for a cash consideration of $390.2 million including the purchase of inventory and other customary adjustments under the Retail Purchase Agreement for indebtedness (the “Retail Transaction”). The Retail Transaction closed on September 30, 2024.
As a result of the Retail Purchase Agreement, we met the requirements under the provisions of Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20") and ASC 360, Property, Plant and Equipment ("ASC 360"), to report the results of the Retail Stores as discontinued operations and to classify the Retail Stores as a group of discontinued operations assets.
On September 11, 2024, Delek Logistics completed the acquisition of 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC (the “Purchased Interests” or "H2O Midstream Acquisition") from H2O Midstream Holdings, LLC (the “Seller”). The H2O Midstream Acquisition included water disposal and recycling operations in the Midland Basin in Texas. See Note 2 for further information.
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
Having classified the Retail Stores as discontinued operations, the condensed consolidated balance sheets for all periods presented have been reclassified to reflect discontinued operations assets and discontinued operations liabilities. The condensed consolidated statements of income for all periods presented have been reclassified to reflect the results of the Retail Stores as income from discontinued operations, net of taxes. See Note 4 for further information regarding discontinued operations.

9 |

Notes to Consolidated Financial Statements
Accounting Pronouncements Adopted
ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-02 Codification Improvements - Amendments to Remove References to the Concepts Statements ("ASU 2024-02"), which amends the Accounting Standards Codification ("Codification") to remove references to various concepts statements and impacts a variety of topics in the Codification. The ASU is intended to simplify the Codification and draw a distinction between authoritative and non-authoritative literature. ASU 2024-02 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company adopted the provisions of ASU 2024-02 in the third quarter of 2024, and the adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.
Accounting Pronouncements Not Yet Adopted
ASU 2023-09, Income Taxes(Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09 Income Taxes(Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). The standard is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis with the option to apply the standard retrospectively. The adoption of ASU 2023-09 will result in additional disclosure requirements but is not anticipated to have a significant impact on our condensed consolidated financial statements.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the chief decision maker ("CODM") and included within each reported measure of a segment's profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The ASU also requires disclosure of the title and position of the individual or group identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 will result in additional segment reporting disclosure requirements but is not anticipated to have a significant impact on our condensed consolidated financial statements.
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
2. Acquisitions
H2O Midstream
Delek Logistics completed the H2O Midstream Acquisition on September 11, 2024, in which it acquired water disposal and recycling operations, in the Midland Basin in Texas (the "Midland Water Gathering System") for total consideration of $229.5 million, subject to customary adjustments for net working capital and indebtedness ("H2O Transaction"). The purchase price was comprised of approximately $159.5 million in cash and $70.0 million of Delek Logistics’ preferred units. See Note 6 for further information on Preferred Units. The cash portion was financed through a combination of cash on hand and borrowings under the Delek Logistics' Credit Facility (as defined in Note 10).
For the three and nine months ended September 30, 2024, we incurred $6.1 million in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
Our consolidated financial and operating results reflect the H2O Midstream Acquisition operations beginning September 11, 2024. Our results of operations included revenue and net income of $3.6 million and $1.3 million, respectively, for the period from September 11, 2024 through September 30, 2024 related to these operations.

10 |

Notes to Consolidated Financial Statements
The H2O Midstream Acquisition was accounted for using the acquisition method of accounting, whereby the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values.
Determination of Purchase Price (1)
The table below represents the estimated purchase price (in millions):

Base purchase price:	$230.0
Less: closing net working capital (as defined in the H2O Purchase Agreement)	(2.5)
Plus: various closing adjustments	2.0
Adjusted purchase price	229.5
Cash paid	159.5
Fair value of preferred units issued	70.0
Preliminary purchase price	$229.5
(1) These amounts are based upon estimates at closing, but are subject to a subsequent review and revision period pursuant to the H2O Midstream Acquisition agreement at which time final settlements for these components will be determined. Such subsequent adjustments may result in changes to the preliminary purchase price.

Purchase Price Allocation
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed in the H2O Midstream Acquisition as of September 11, 2024 (in millions):

Assets acquired:
Accounts receivables	$6.7
Inventories	2.5
Other current assets	0.9
Property, plant and equipment	174.5
Operating lease right-of-use assets	0.5
Other intangibles (1)	58.9
Total assets acquired	244.0

Liabilities assumed:
Accounts payable	4.0
Accrued expenses and other current liabilities	5.1
Current portion of operating lease liabilities	0.3
Asset retirement obligations	4.9
Operating lease liabilities, net of current portion	0.2
Total liabilities assumed	14.5
Fair value of net assets acquired	$229.5
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a preliminary fair value of $24.0 million, which will be amortized over an 12.6 years useful life. The estimated amortization expense is $1.9 million for each of the five succeeding fiscal years.
•Rights-of-way intangibles valued at $30.1 million, of which, the majority has an indefinite life.
•Favorable supply contract intangible that is subject to amortization with a preliminary fair value of $4.8 million which will be amortized over a 4.8 years useful life. The estimated amortization expense is $1.0 million for each of the next four fiscal years, and $0.4 million in the fifth succeeding fiscal year.
The amortization expense related to the above intangible assets for the three and nine months ended September 30, 2024 was immaterial.

These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available, the final working capital adjustment is complete, and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of September 30, 2024. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805").
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

11 |

Notes to Consolidated Financial Statements
The fair values discussed above were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements.
The fair values of all other current assets and payables were equivalent to their carrying values due to their short-term nature.
Unaudited Pro Forma Financial Information
The following table summarizes the unaudited pro forma financial information of the Company assuming the H2O Midstream Acquisition had occurred on January 1, 2023. The unaudited pro forma financial information has been adjusted to give effect to certain pro forma adjustments that are directly related to the H2O Midstream Acquisition based on available information and certain assumptions that management believes are factually supportable. The most significant pro forma adjustments relate to (i) incremental interest expense associated with revolving credit facility borrowings incurred in connection with the H2O Midstream Acquisition, (ii) incremental depreciation resulting from the estimated fair values of acquired property, plant and equipment, (iii) incremental amortization resulting from the estimated fair values of acquired customer relationship intangibles and (iv) transaction costs. The unaudited pro forma financial information excludes any expected cost savings or other synergies as a result of the H2O Midstream Acquisition. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the H2O Midstream Acquisition been effective as of the dates presented, nor is it indicative of future operating results of the combined company. Actual results may differ significantly from the unaudited pro forma financial information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net sales	$3,054.6	$4,769.3	$9,523.1	$12,592.7
(Loss) income from continuing operations, net of tax	$(130.7)	$129.9	$(187.3)	$196.8
3. Segment Data
Prior to July 2024, we aggregated our operating units into three reportable segments: Refining, Logistics, and Retail. However, on July 31, 2024, Delek entered into the Retail Purchase Agreement to sell the Retail Stores, which consist of the entire retail segment to FEMSA. As a result of the Retail Purchase Agreement, we met the requirements of ASC 205-20, Presentation of Financial Statements - Discontinued Operations and ASC 360, Property, Plant and Equipment, to report the results of the Retail Stores as discontinued operations and to classify the Retail Stores as a group of discontinued operations assets. The Retail Transaction closed on September 30, 2024. Operations that are not specifically included in the reportable segments are included in Corporate, Other and Eliminations, which consist of the following:
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
On August 5, 2024, we contributed all of our 50% investment in W2W Holdings LLC ("HoldCo") which included our 15.6% indirect interest in the WWP joint venture and related joint venture indebtedness, to a subsidiary of Delek Logistics. The operating results of HoldCo are now reported in our Logistics segment. Previously, they were reported as part of corporate, other and eliminations.
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

12 |

Notes to Consolidated Financial Statements
•Tyler, Texas refinery (the "Tyler refinery");
•El Dorado, Arkansas refinery (the "El Dorado refinery");
•Big Spring, Texas refinery (the "Big Spring refinery"); and
•Krotz Springs, Louisiana refinery (the "Krotz Springs refinery").
The refining segment also owns three biodiesel facilities, located in Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi. During the second quarter of 2024, we made the decision to idle the biodiesel facilities, while exploring viable and sustainable alternatives. See Note 17 for further information. In addition, the refining segment includes our wholesale crude operations and our 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S.
Logistics Segment
Our logistics segment owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. The logistics segment generates revenue by charging fees for gathering, transporting and storing crude oil and natural gas, marketing, distributing, transporting and storing intermediate and refined products and disposing and recycling water in select regions of the southeastern United States, the Midland Basin in Texas, the Delaware Basin in New Mexico and West Texas for our refining segment and third parties, and sales of wholesale products in the West Texas market.

Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by EBITDA attributable to Delek for the period indicated (in millions):

	Three Months Ended September 30, 2024
(In millions)	Refining	Logistics	Corporate, Other and Eliminations (3)	Consolidated
Net revenues (excluding intercompany fees and revenues)	$2,852.6	$99.2	$—	$2,951.8
Inter-segment fees and revenues (1)	175.2	114.9	(199.5)	90.6
Total revenues	$3,027.8	$214.1	$(199.5)	$3,042.4

Segment EBITDA attributable to Delek	$12.8	$68.6	$(88.9)	$(7.5)
Depreciation and amortization	(76.0)	(24.2)	2.1	(98.1)
Interest expense, net	(28.0)	(13.6)	(37.2)	(78.8)
Income tax benefit				40.3
Income from discontinued operations, net of tax				67.3
Net loss attributable to Delek				$(76.8)

Income from equity method investments	$9.9	$15.6	$(0.4)	$25.1
Capital spending (2)	$57.7	$65.2	$5.6	$128.5

	Three Months Ended September 30, 2023
(In millions)	Refining	Logistics	Corporate, Other and Eliminations (3)	Consolidated
Net revenues (excluding intercompany fees and revenues)	$4,392.4	$119.5	$—	$4,511.9
Inter-segment fees and revenues (1)	232.1	156.4	(271.6)	116.9
Total revenues	$4,624.5	$275.9	$(271.6)	$4,628.8

Segment EBITDA attributable to Delek	$295.7	$96.5	$(74.8)	$317.4
Depreciation and amortization	(60.1)	(24.6)	(3.0)	(87.7)
Interest expense, net	(12.0)	(37.0)	(33.4)	(82.4)
Income tax expense				(29.1)
Income from discontinued operations, net of tax				10.5
Net income attributable to Delek				$128.7

Income from equity method investments	$10.8	$9.3	$6.9	$27.0
Capital spending (2)	$20.2	$13.1	$7.0	$40.3

13 |

Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2024
(In millions)	Refining	Logistics	Corporate, Other and Eliminations (3)	Consolidated
Net revenues (excluding intercompany fees and revenues)	$8,872.1	$319.4	$—	$9,191.5
Inter-segment fees and revenues	571.2	411.4	(695.6)	287.0
Total revenues	$9,443.3	$730.8	$(695.6)	$9,478.5

Segment EBITDA attributable to Delek	$135.2	$268.9	$(163.3)	$240.8
Depreciation and amortization	(194.8)	(74.9)	(8.5)	(278.2)
Interest expense, net	(47.1)	(89.1)	(107.9)	(244.1)
Income tax benefit				56.7
Income from discontinued operations, net of tax				78.2
Net loss attributable to Delek				$(146.6)

Income from equity method investments	$25.8	$32.0	$19.6	$77.4
Capital spending (2)	$126.2	$90.6	$17.8	$234.6

	Nine Months Ended September 30, 2023
(In millions)	Refining	Logistics	Corporate, Other and Eliminations (3)	Consolidated
Net revenues (excluding intercompany fees and revenues)	$11,842.2	$351.9	$—	$12,194.1
Inter-segment fees and revenues (1)	629.3	414.4	(712.7)	331.0
Total revenues	$12,471.5	$766.3	$(712.7)	$12,525.1

Segment EBITDA attributable to Delek	$613.0	$278.8	$(198.4)	$693.4
Depreciation and amortization	(176.5)	(69.4)	(9.3)	(255.2)
Interest expense, net	(33.2)	(104.6)	(101.3)	(239.1)
Income tax expense				(38.3)
Income from discontinued operations, net of tax				23.9
Net income attributable to Delek				$184.7

Income from equity method investments	$26.0	$22.9	$18.2	$67.1
Capital spending (2)	$197.3	$68.6	$19.7	$285.6
(1) Intercompany fees and sales for the refining segment include revenues of $90.6 million and $287.0 million during the three and nine months ended September 30, 2024, respectively, and $116.9 million and $331.0 million during the three and nine months ended September 30, 2023, respectively, to the Retail Stores, the operations of which are reported in discontinued operations.
(2) Capital spending includes additions on an accrual basis. Capital spending excludes capital spending associated with the Retail Stores of $3.4 million and $14.0 million during the three and nine months ended September 30, 2024, respectively, and $8.0 million and $16.0 million during the three and nine months ended September 30, 2023, respectively.
(3) The corporate, other and eliminations segment operating results for the three and nine months ended September 30, 2023 have been restated to reflect the reclassification of the Retail Stores to discontinued operations.

14 |

Notes to Consolidated Financial Statements
4. Discontinued Operations
On July 31, 2024, a wholly owned subsidiary of Delek, entered into the Retail Purchase Agreement with a subsidiary of FEMSA. Under the terms of the Retail Purchase Agreement, Delek agreed to sell, and FEMSA agreed to purchase, 100% of the equity interests in four of Delek’s wholly-owned subsidiaries that own and operate 249 Retail Stores under the Delek US Retail brand. As a result of the Retail Purchase Agreement, we met the requirements of ASC 205-20, Presentation of Financial Statements - Discontinued Operations and ASC 360, Property, Plant and Equipment, to report the results of the Retail Stores as discontinued operations and to classify the Retail Stores as a group of discontinued operations assets. The fair value assessment of the Retail Stores as of July 31, 2024 did not result in an impairment. We ceased depreciation of these assets as of July 31, 2024. The Retail Transaction closed on September 30, 2024 and we received cash consideration $390.2 million. The Retail Transaction resulted in a gain on sale of the Retail Stores, before income tax, of $98.4 million.
The proceeds and related Retail Transaction sale gain may be adjusted in future periods based on provisions of the Retail Purchase Agreement that allow for adjustments of working capital amounts and other miscellaneous items subsequent to transaction closing date of September 30, 2024.
The Retail Transaction includes a long-term agreement whereby Delek will sell to FEMSA certain motor fuel products for use at the Retail Stores. Pursuant to such agreement, FEMSA is provided with a cost sharing arrangement. The cost sharing arrangement results in a $36.0 million obligation. The associated obligation bears interest and must be fully exhausted after six years from the close of the sale.
The carrying amount of the major classes of assets and liabilities of the Retail Stores included in assets and liabilities of discontinued operations are as follows (in millions):

December 31, 2023
Assets of discontinued operations:
Cash and cash equivalents	$0.4
Inventories	40.7
Other current assets	0.4
Property, plant and equipment, net	148.9
Operating lease right-of-use assets	26.7
Goodwill	41.9
Other intangibles, net	8.5
Other non-current assets	2.1
Assets of discontinued operations	$269.6

Liabilities of discontinued operations:
Accrued expenses and other current liabilities	$6.9
Current portion of operating lease liabilities	4.6
Asset retirement obligations	6.9
Operating lease liabilities, net of current portion	25.5
Other non-current liabilities	1.9
Liabilities of discontinued operations	$45.8

Once the Retail Stores were identified as assets held for sale, the operations associated with these properties qualified for reporting as discontinued operations. Accordingly, the operating results, net of tax, from discontinued operations are presented separately in Delek’s condensed consolidated statements of income and the notes to the condensed consolidated financial statements have been adjusted to exclude the discontinued operations. Components of amounts reflected in income from discontinued operations for the three and nine months ended September 30, 2024 and 2023 are as follows (in millions):

15 |

Notes to Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$202.4	$236.5	$612.0	$674.2
Cost of material and other	(164.0)	(189.6)	(498.7)	(548.1)
Operating expenses	(30.6)	(26.4)	(80.7)	(76.9)
General and administrative expenses	(8.8)	(4.3)	(15.1)	(11.3)
Depreciation and amortization	(1.8)	(3.6)	(9.0)	(8.9)
Other operating (expense) income, net	(0.2)	—	0.9	—
Interest income (expense), net	—	0.1	(0.1)	(0.1)
Other income, net	—	0.2	0.1	0.2
Gain on sale of Retail Stores	98.4	—	98.4	—
Income from discontinued operations before taxes	95.4	12.9	107.8	29.1
Income tax expense	28.1	2.4	29.6	5.2
Income from discontinued operations, net of tax	$67.3	$10.5	$78.2	$23.9

5. Earnings Per Share
Basic earnings per share (or "EPS") is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income, as adjusted for changes to income that would result from the assumed settlement of the dilutive equity instruments included in diluted weighted average common shares outstanding, by the diluted weighted average common shares outstanding. For all periods presented, we have outstanding various equity-based compensation awards that are considered in our diluted EPS calculation (when to do so would be dilutive), and is inclusive of awards disclosed in Note 18 to these condensed consolidated financial statements. For those instruments that are indexed to our common stock, they are generally dilutive when the market price of the underlying indexed share of common stock is in excess of the exercise price.

16 |

Notes to Consolidated Financial Statements
The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Numerator for EPS - continuing operations
Net (loss) income from continuing operations	$(134.8)	$125.6	$(197.0)	$182.9
Less: Income from continuing operations attributed to non-controlling interests	9.3	7.4	27.8	22.1
Numerator for basic and diluted EPS from continuing operations attributable to Delek	$(144.1)	$118.2	$(224.8)	$160.8

Numerator for EPS - discontinued operations
Income from discontinued operations, including gain on sale of discontinued operations	$95.4	$12.9	$107.8	$29.1
Less: Income tax expense	28.1	2.4	29.6	5.2
Income from discontinued operations, net of tax	$67.3	$10.5	$78.2	$23.9

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	64,063,609	64,889,504	64,099,700	65,864,141
Dilutive effect of stock-based awards	—	575,466	—	508,194
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	64,063,609	65,464,970	64,099,700	66,372,335

EPS:
Basic (loss) income per share:
(Loss) income from continuing operations	$(2.25)	$1.82	$(3.51)	$2.44
Income from discontinued operations	1.05	0.16	1.22	0.36
Total basic (loss) income per share	$(1.20)	$1.98	$(2.29)	$2.80
Diluted (loss) income per share:
(Loss) income from continuing operations	$(2.25)	$1.81	$(3.51)	$2.42
Income from discontinued operations	1.05	0.16	1.22	0.36
Total diluted (loss) income per share	$(1.20)	$1.97	$(2.29)	$2.78

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	3,085,861	1,254,610	1,661,767	1,756,314
Antidilutive due to loss	196,012	—	548,140	—
Total antidilutive stock-based compensation	3,281,873	1,254,610	2,209,907	1,756,314

6. Delek Logistics
Delek Logistics is a publicly traded limited partnership formed by Delek in 2012 that owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of September 30, 2024, we owned a 70.4% interest in Delek Logistics (on an as-converted basis), consisting of 34,111,278 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets. We also record a redeemable non-controlling interest related to Delek Logistics’ preferred units. The Delek Logistics' preferred units were redeemed in October 2024.

17 |

Notes to Consolidated Financial Statements
Agreements
On August 5, 2024, we amended and extended expired, or soon to be expired, commercial agreements with subsidiaries of Delek Logistics under which the Delek Logistics subsidiaries provide various services, including crude oil gathering and crude oil, intermediate and refined products transportation and storage services, and marketing, terminalling and offloading services to us. These agreements have an initial term of five to seven years, with the ability to extend for an additional five years at our option. These transactions are eliminated in consolidation but are reflected as inter-segment transactions between our Refining and Logistics segments. In addition, we also entered into an assignment agreement with a subsidiary of Delek Logistics to assign the Big Spring Refinery Marketing Agreement to Delek. As a result of these agreements, we transferred 2,500,000 of our Delek Logistics common units to Delek Logistics to be retired.
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
Wink to Webster Dropdown
On August 5, 2024, we contributed all of our 50% investment in HoldCo which includes our 15.6% indirect interest in the Wink to Webster Pipeline LLC joint venture and related joint venture indebtedness, to a subsidiary of Delek Logistics. Total consideration was comprised of $83.9 million (including post-close adjustments) in cash, forgiveness of a $60.0 million payable to Delek Logistics and 2,300,000 of Delek Logistics common units. Prior periods have not been recast in our Segment Data in Note 3, as this asset did not constitute a business in accordance with ASC 805, Business Combinations, and the transaction was accounted for as an acquisition of assets between entities under common control and we did not record a gain or loss. See Note 7 for further information.
Common Unit Offering
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
On October 10, 2024, Delek Logistics completed a public offering of its common units in which it sold 4,423,075 common units (including an overallotment option of 576,922 common units) to the underwriters of the offering at a price to the public of $39.00 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $165.3 million and were used to redeem Delek Logistics’ preferred units outstanding and repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility (defined below). Underwriting discounts totaled $6.6 million.
Consolidated VIE
Delek Logistics is a VIE, as defined under GAAP, and is consolidated into our condensed consolidated financial statements, representing our logistics segment. The assets of Delek Logistics can only be used to settle its own obligations and its creditors have no recourse to our assets. Exclusive of intercompany balances, and prior to August 5, 2024, the marketing agreement intangible asset between Delek Logistics and Delek which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets are included in the condensed consolidated balance sheets of Delek. The Delek Logistics condensed consolidated balance sheets are presented below (in millions):

18 |

Notes to Consolidated Financial Statements

	As of September 30, 2024	As of December 31, 2023
ASSETS
Cash and cash equivalents	$7.3	$3.8
Accounts receivable	48.2	41.1
Accounts receivable from related parties	—	28.4
Lease receivable - affiliate	23.9	—
Inventory	4.6	2.3
Other current assets	1.9	0.7
Property, plant and equipment, net	1,040.0	936.2
Equity method investments	322.7	241.3
Operating lease right-of-use assets	15.2	19.0
Goodwill	12.2	12.2
Intangible assets, net	287.2	343.0
Net lease investment - affiliate	186.4	—
Other non-current assets	11.1	14.2
Total assets	$1,960.7	$1,642.2
LIABILITIES, PREFERRED UNITS AND DEFICIT
Accounts payable	$35.7	$26.3
Accounts payable to related parties	0.4	—
Current portion of long-term debt	—	30.0
Current portion of operating lease liabilities	5.4	6.7
Accrued expenses and other current liabilities	28.0	27.6
Long-term debt, net of current portion	1,894.3	1,673.8
Asset retirement obligations	15.5	10.0
Operating lease liabilities, net of current portion	5.8	8.3
Other non-current liabilities	20.7	21.4
Preferred units	70.0	—
Deficit	(115.1)	(161.9)
Total liabilities, preferred units and deficit	$1,960.7	$1,642.2

7. Equity Method Investments
Delek Logistics Investments
On August 1, 2024, Delek purchased an additional 0.6% indirect investment in Wink to Webster Pipeline LLC ("WWP") for $18.6 million, bringing our total indirect ownership in the pipeline joint venture to 15.6%. On August 5, 2024, we contributed all of our 50% investment HoldCo which includes our 15.6% indirect interest in the Wink to Webster Pipeline LLC joint venture and related joint venture indebtedness, to a subsidiary of Delek Logistics. Total consideration was comprised of $83.9 million in cash, forgiveness of a $60.0 million payable to Delek Logistics and 2,300,000 of Delek Logistics common units. The transaction was accounted for as an acquisition of assets between entities under common control. The operating results of HoldCo are now reported in our Logistics segment. Previously, they were reported as part of Corporate, Other and Eliminations.
HoldCo was formed by us and MPLX Operations LLC ("MPLX") to obtain financing and fund capital calls associated with our collective and contributed interests in the WWP joint venture. We had previously determined that HoldCo is a VIE. While we had the ability to exert significant influence through participation in board and management committees, we were not the primary beneficiary since we did not have a controlling financial interest in HoldCo, and no single party had the power to direct the activities that most significantly impact HoldCo's economic performance.
Distributions received from WWP were first applied to service the debt of HoldCo's wholly owned finance LLC, with excess distributions made to the HoldCo members as provided for in the W2W Holdings LLC Agreement and as allowed for under its debt agreements. The obligations of the HoldCo members under the W2W Holdings LLC Agreement were guaranteed by the parents of the member entities.
As of September 30, 2024, except for the guarantee of member obligations under the joint venture, we do not have other guarantees with or to HoldCo, nor any third-party associated with HoldCo contracted work. The Company's maximum exposure to any losses incurred by HoldCo is limited to its investment.
As of September 30, 2024 and December 31, 2023, Delek's HoldCo investment balance totaled $87.5 million and $51.4 million, respectively.
Delek Logistics has a 33% membership interest in Red River Pipeline Company LLC (“Red River”), which owns a 16-inch crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. As of September 30, 2024 and December 31, 2023, Delek's investment balance in Red River totaled $139.0 million and $141.1 million, respectively.

19 |

Notes to Consolidated Financial Statements
In addition, Delek Logistics has two other pipeline joint ventures in which we own a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system. As of September 30, 2024 and December 31, 2023, Delek Logistics' investment balance in these joint ventures was $96.2 million and $100.3 million, respectively.
Other Investments
In addition to our pipeline joint ventures, we also have a 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S., as well as a 50% interest in a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in Arkansas. As of September 30, 2024 and December 31, 2023, Delek's investment balance in these joint ventures was $86.0 million and $67.9 million, respectively.
8. Inventory
Crude oil feedstocks, refined products, blendstocks and asphalt inventory for all of our operations are stated at the lower of cost determined using the first-in, first-out ("FIFO") basis or net realizable value.
The following table presents the components of inventory for each period presented:

	Titled Inventory	Inventory Intermediation Agreement (1)	Total
September 30, 2024
Feedstocks, raw materials and supplies	$253.4	$140.2	$393.6
Refined products and blendstock	247.7	273.7	521.4
Total	$501.1	$413.9	$915.0

December 31, 2023
Feedstocks, raw materials and supplies	$250.2	$116.9	$367.1
Refined products and blendstock	269.3	304.8	574.1
Total	$519.5	$421.7	$941.2
(1) Refer to Note 9 - Inventory Intermediation Obligations for further information.

At September 30, 2024, we recorded a pre-tax inventory valuation reserve of $1.1 million due to a market price decline below our cost of certain inventory products. At December 31, 2023, we recorded a pre-tax inventory valuation reserve of $11.6 million. We recognized a net reduction (increase) in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of $(0.1) million and $10.5 million for the three and nine months ended September 30, 2024, respectively, and $(3.4) million and $6.2 million for the three and nine months ended September 30, 2023, respectively.

20 |

Notes to Consolidated Financial Statements
9. Inventory Intermediation Obligations
The following table summarizes our outstanding obligations under our Inventory Intermediation Agreement:

	As of September 30, 2024	As of December 31, 2023
Obligations under Inventory Intermediation Agreement
Obligations related to Base Layer Volumes	$385.3	$407.2
Current portion	3.6	0.4
Total obligations under Inventory Intermediation Agreement	$388.9	$407.6
Other payable (receivable) for monthly activity true-up	$10.6	$(9.3)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net fees and expenses:
Inventory intermediation fees	$9.1	$58.3	$13.6	$71.8
Interest expense, net	$14.7	$16.5	$46.2	$46.1

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
On December 21, 2023, DKTS amended the Inventory Intermediation Agreement to among other things, (i) extend the term of the Inventory Intermediation Agreement from December 30, 2024 to January 31, 2026, (ii) reduce Citi’s unilateral term extension option from a twelve month extension period to a six month extension period and (iii) increase the amount of the payment deferral mechanism from $70 million to $250 million. As of September 30, 2024 and December 31, 2023, we had letters of credit outstanding of $190.0 million and $230.0 million, respectively, supporting the Inventory Intermediation Agreement.
The Inventory Intermediation Agreement provides for the lease to Citi of crude oil and refined product storage facilities. At the inception of the Inventory Intermediation Agreement, we transferred title to a certain number of barrels of crude and other inventories to Citi, and the Inventory Intermediation Agreement requires the repurchase of the remaining inventory (including certain "Base Layer Volumes") at termination. As of September 30, 2024 and December 31, 2023, the volumes subject to the Inventory Intermediation Agreement totaled 5.6 million barrels and 5.4 million barrels, including Base Layer Volumes associated with our non-current inventory intermediation obligation of 5.5 million barrels.
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
Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other in the condensed consolidated statements of income. With respect to the repurchase obligation, we recognized gains (losses) attributable to changes in fair value due to commodity-index price totaling $76.3 million and $13.8 million during the three and nine months ended September 30, 2024, respectively, and totaling $(83.5) million and $(44.5) million during the three and nine months ended September 30, 2023, respectively.

21 |

Notes to Consolidated Financial Statements
10. Long-Term Obligations
Outstanding borrowings under debt instruments are as follows (in millions):

	September 30, 2024	December 31, 2023
Delek Term Loan Credit Facility	933.4	940.5
Delek Logistics Revolving Facility	454.9	780.5
Delek Logistics Term Loan Facility	—	281.3
Delek Logistics 2025 Notes	—	250.0
Delek Logistics 2028 Notes	400.0	400.0
Delek Logistics 2029 Notes	1,050.0	—
United Community Bank Revolver	5.0	5.0
Principle amount of long-term debt	2,843.3	2,657.3
Less: Unamortized discount and premium and deferred financing costs	(53.9)	(57.5)
Total debt, net of unamortized discount and premium and deferred financing costs	2,789.4	2,599.8
Less: Current portion of long-term debt	9.5	44.5
Long-term debt, net of current portion	$2,779.9	$2,555.3

Delek Term Loan Credit Facility
On November 18, 2022, Delek entered into an amended and restated term loan credit agreement (the "Delek Term Loan Credit Facility") providing for a senior secured term loan facility with an initial principal of $950.0 million at a discount of 4.00%. This senior secured facility allows for $400.0 million in incremental loans subject to certain restrictions. Repayment terms include quarterly principal payments of $2.4 million with the balance of principal due on November 19, 2029. At Delek’s option, borrowings bear interest at either the Adjusted Term Secured Overnight Financing Rate ("SOFR") or base rate as defined by the agreement, plus an applicable margin of 2.50% per annum with respect to base rate borrowings and 3.50% per annum with respect to SOFR borrowings. At September 30, 2024 and December 31, 2023, the weighted average borrowing rate was approximately 7.67% and 8.96%, respectively. The effective interest rate was 8.90% as of September 30, 2024.
Delek Logistics Term Loan Facility
On October 13, 2022, Delek Logistics entered into a senior secured term loan with an original principal of $300.0 million ("the Delek Logistics Term Loan Facility"). The outstanding principal balance of $281.3 million was paid on March 13, 2024 from a portion of the proceeds received from the issuance of the Delek Logistics 2029 Notes as indicated below. At Delek Logistics' option, borrowings bore interest at either the SOFR or U.S. dollar prime rate, plus an applicable margin. The applicable margin was 2.50% for the first year and 3.00% for the second year for U.S. dollar prime rate borrowings. SOFR borrowings include a credit spread adjustment of 0.10% to 0.25% plus an applicable margin of 3.50% for the first year and 4.00% for the second year. Debt extinguishment costs were $2.1 million and are recorded in interest expense, net in the accompanying condensed consolidated statements of income.
Revolving Credit Facilities
Available capacity and amounts outstanding for each of our revolving credit facilities as of September 30, 2024 are shown below (in millions):

	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Maturity Date
Delek Revolving Credit Facility (1)	$1,100.0	$—	$270.5	$829.5	October 26, 2027
Delek Logistics Revolving Facility (2)	$1,150.0	$454.9	$—	$695.1	October 13, 2027
United Community Bank Revolver (3)	$25.0	$5.0	$—	$20.0	June 30, 2026

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

(2) Total capacity includes letters of credit up to $146.9 million and $31.9 million for swing line loans. This facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.40% per annum. Interest is measured at either the U.S. dollar prime rate plus an applicable margin of 1.00% to 2.00% depending on Delek Logistics’ leverage ratio, or a SOFR rate plus a credit spread adjustment of 0.10% to 0.25% and an applicable margin ranging from 2.00% to 3.00% depending on the leverage ratio. As of September 30, 2024 and December 31, 2023, the weighted average interest rate was 7.70% and 8.46%, respectively.

(3) Interest is measured as a variable rate equal to the Wall Street Journal Prime Rate minus 0.50%. Requires a quarterly fee of 0.25% per year on the average unused revolving commitment. The weighted average borrowing rate as of September 30, 2024 and December 31, 2023 was 7.50% and 7.75%, respectively.

22 |

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
On April 17, 2024, the Co-issuers sold $200.0 million in aggregate principal amount of additional 8.625% senior notes due 2029 at 101.25% and on August 16, 2024, the Co-issuers sold $200.0 million in aggregate principal amount of additional 8.625% senior notes due 2029, at 103.25% (collectively, the "Additional 2029 Notes"). The Additional 2029 Notes were issued under the same indenture as the Delek Logistics 2029 Notes and formed a part of the same series of notes as the Delek Logistics 2029 Notes. The net proceeds were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
The Delek Logistics 2029 Notes are general unsecured senior obligations of the Co-issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries other than Finance Corp. and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. The Delek Logistics 2029 Notes rank equal in right of payment with all existing and future senior indebtedness of the Co-issuers, and senior in right of payment to any future subordinated indebtedness of the Co-issuers. Delek Logistics recorded $17.5 million of debt issuance costs and will be amortized over the term of the Delek Logistics 2029 Notes and included in interest expense in the condensed consolidated statements of income. The premium recognized for the Additional 2029 Notes was $9.0 million and will be amortized over the term of the Delek Logistics 2029 Notes and included in interest expense in the condensed consolidated statements of income. The Delek Logistics 2029 Notes will mature on March 15, 2029, and interest is payable semi-annually in arrears on each March 15 and September 15, commencing September 15, 2024.
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
As of September 30, 2024, the effective interest rate was 8.90%.
Delek Logistics 2028 Notes
On May 24, 2021, Delek Logistics and Finance Corp. issued general unsecured senior obligations comprised of $400.0 million in aggregate principal amount of 7.125% senior notes maturing June 1, 2028 ("the Delek Logistics 2028 Notes"). The Delek Logistics 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries (other than Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. Interest is payable semi-annually in arrears on June 1 and December 1. As of September 30, 2024, the effective interest rate was 7.38%.
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

23 |

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
Restrictive Terms and Covenants
Under the terms of our debt facilities, we are required to comply with usual and customary financial and non-financial covenants. Certain of our debt facilities contain limitations on future transactions such as incurrence of additional indebtedness, investments, affiliate transactions, asset acquisitions or dispositions, and dividends or distributions. As of September 30, 2024, we were in compliance with covenants on all of our debt instruments.
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of assets. As of September 30, 2024, we had no subsidiaries with restricted net assets which would prohibit earnings from being transferred to the parent company for its use.
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
On August 20, 2024, we entered into an interest rate swap agreement to hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate, which effectively fixed the variable SOFR interest component of the Delek Term Loan Credit Facility. The aggregate notional amount under this agreement covers $500.0 million of the outstanding principal throughout the duration of the interest rate swap. Because this swap was entered into to achieve objectives specifically related to our interest expense, such gains and losses are recognized in interest expense, net on the condensed consolidated statements of income.
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales ("NPNS") pursuant to ASC 815. If we elect the NPNS exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. Our Canadian crude trading operations are accounted for as derivative instruments, and the related unrealized and realized gains and losses are recognized in other operating income, net on the condensed consolidated statements of income. Additionally, as of and for the three and nine months ended September 30, 2024, other forward contracts accounted for as derivatives that are specific to managing crude costs rather than for trading purposes are recognized in cost of materials and other on the condensed consolidated statements of income in our refining segment, and are included in our disclosures of commodity derivatives in the tables below.
Futures, swaps or other commodity related derivative instruments that are utilized to specifically provide economic hedges on our Canadian forward contract or investment positions are recognized in other operating income, net because that is where the related underlying transactions are reflected.

24 |

Notes to Consolidated Financial Statements
From time to time, we also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RINs commitment contracts meet the definition of derivative instruments under ASC 815, and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RINs commitment contracts are recorded in cost of materials and other on the condensed consolidated statements of income. As of September 30, 2024, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
The following table presents the fair value of our derivative instruments as of September 30, 2024 and December 31, 2023. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 12 for further information regarding the fair value of derivative instruments (in millions).

		September 30, 2024		December 31, 2023
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives (1)	Other current assets	$22.7	$(25.0)	$6.6	$(7.1)
Commodity derivatives (1)	Other current liabilities	14.3	(14.5)	—	(0.8)
RINs commitment contracts (2)	Other current assets	2.6	—	—	—
RINs commitment contracts (2)	Other current liabilities	—	(3.7)	—	(3.1)
Interest rate swap derivatives	Other current assets	1.2	—	—	—
Interest rate swap derivatives	Other long-term liabilities	—	(6.4)	—	—
Total gross fair value of derivatives		40.8	(49.6)	6.6	(11.0)
Less: Counterparty netting and cash collateral (3)		36.1	(39.3)	5.3	(7.1)
Total net fair value of derivatives		$4.7	$(10.3)	$1.3	$(3.9)
(1)As of September 30, 2024 and December 31, 2023, we had open derivative positions representing 28,004,500 and 55,336,870 barrels, respectively, of crude oil and refined petroleum products. Additionally, as of September 30, 2024, we had open derivative positions representing 4,005,000 million British Thermal Units ("MMBTU") of natural gas products. We had no open derivative positions of natural gas products as of December 31, 2023.
(2)As of September 30, 2024 and December 31, 2023, we had open RINs commitment contracts representing 43,593,000 and 41,636,461 RINs, respectively.
(3)As of September 30, 2024 and December 31, 2023, $3.2 million and $1.8 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our non-trading commodity derivatives and RINs commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions) (3):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gains (losses) on hedging derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$34.3	$(97.1)	$5.1	$(86.4)
Losses on interest rate derivatives not designated as hedging instruments recognized in interest expense, net (2)	(4.1)	—	(4.1)	—
Losses on non-trading physical forward contract commodity derivatives in cost of materials and other	—	—	—	(2.4)
Total gains (losses)	$30.2	(97.1)	$1.0	$(88.8)
(1) Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized (losses) gains of $8.0 million and $(1.3) million for the three and nine months ended September 30, 2024, respectively, and $(78.8) million and $(55.5) million for the three and nine months ended September 30, 2023, respectively.
(2) Losses on interest rate derivatives that are economic hedges but not designated as hedging instruments include unrealized (losses) gains of $(5.2) million for the three and nine months ended September 30, 2024. There were no unrealized (losses) gains for the three and nine months ended September 30, 2023.
(3)    See separate table below for disclosures about "trading derivatives".

25 |

Notes to Consolidated Financial Statements
Total gains (losses) on our trading derivatives (none of which were designated as hedging instruments) recorded in other operating (income) expense, net on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Trading Physical Forward Contract Commodity Derivatives
Realized gains (losses)	$—	$0.8	$(0.1)	$8.0
Unrealized gains	—	—	—	0.1
Total	$—	$0.8	$(0.1)	$8.1

Trading Hedging Commodity Derivatives
Realized losses	$—	$(0.4)	$—	$(2.1)
Unrealized gains	—	0.2	—	2.5
Total	$—	$(0.2)	$—	$0.4

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
Our interest rate swap is valued based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current SOFR rate and a forward SOFR curve, along with other observable market inputs and are, therefore, classified as Level 2.
Our environmental credits obligation includes the Consolidated Net RINs Obligation, as well as other environmental credit obligation positions subject to fair value accounting pursuant to our accounting policy. The environmental credits obligation is categorized as Level 2, if measured at fair value either directly through observable inputs or indirectly through market-corroborated inputs, and gains (losses) related to changes in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income. With respect to our Consolidated Net RINs Obligation, we recognized losses of $(0.6) million and $(0.3) million on changes in fair value for the three and nine months ended September 30, 2024, respectively, and gains totaling $3.6 million and $1.8 million for the three and nine months ended September 30, 2023, respectively, primarily attributable to changes in the market prices of the underlying credits that occurred at the end of each quarter.

26 |

Notes to Consolidated Financial Statements
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
The fair value of the Delek Logistics 2028 Notes is measured based on quoted market prices in an active market, defined as Level 1 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $400.0 million and $401.8 million, respectively, as of September 30, 2024, and $400.0 million and $380.4 million, respectively, at December 31, 2023.
Also, the fair value of the Delek Logistics 2029 Notes is measured based on quoted market prices in an active market, defined as Level 1 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $1,050.0 million and $1,105.3 million, respectively, as of September 30, 2024.
The fair value approximates the historical or amortized cost basis comprising our carrying value for all other financial instruments and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$37.0	$—	$37.0
Interest rate swap derivatives	—	1.2	—	1.2
RINs commitment contracts	—	2.6	—	2.6
Total assets	—	40.8	—	40.8
Liabilities
Commodity derivatives	—	(39.5)	—	(39.5)
Interest rate swap derivatives	—	(6.4)	—	(6.4)
RINs commitment contracts	—	(3.7)	—	(3.7)
Environmental credits obligation deficit	—	(50.1)	—	(50.1)
Inventory Intermediation Agreement obligation	—	(388.9)	—	(388.9)
Total liabilities	—	(488.6)	—	(488.6)
Net liabilities	$—	$(447.8)	$—	$(447.8)

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$6.6	$—	$6.6
Total assets	—	6.6	—	6.6
Liabilities
Commodity derivatives	—	(7.9)	—	(7.9)
RINs commitment contracts	—	(3.1)	—	(3.1)
Environmental credits obligation deficit	—	(39.6)	—	(39.6)
Inventory Intermediation Agreement obligation	—	(407.6)	—	(407.6)
Total liabilities	—	(458.2)	—	(458.2)
Net liabilities	$—	$(451.6)	$—	$(451.6)

27 |

Notes to Consolidated Financial Statements
The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of September 30, 2024 and December 31, 2023, $3.2 million and $1.8 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 11 for further information regarding derivative instruments.
Non-Recurring Fair Value Measurements
The H2O Midstream Acquisition was accounted for as a business combination using the acquisition method of accounting, with the assets acquired and liabilities assumed at their respective acquisition date fair values at the closing date. The fair value measurements were based on a combination of valuation methods including discounted cash flows, the market approach and obsolescence adjusted replacement costs, all of which are Level 3 inputs.
During the second quarter of 2024, we recorded an impairment for our three biodiesel facilities. Our estimate of the fair value of the impaired long-lived assets as of June 30, 2024, were primarily based on the expectation that these assets are unlikely to generate future cash flows either through continued operation or through proceeds from the sale of the assets and thus they were written down to $0.5 million, which is the estimated fair value of the land. See Note 17 for further information regarding the asset impairment recorded.

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
As of September 30, 2024, we have recorded an environmental liability of approximately $37.7 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $4.0 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2032, although some costs may extend up to 30 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
On June 27, 2024, we settled a dispute that was in litigation related to a property that we historically operated as an asphalt and marine fuel terminal both as an owner and, subsequently, as a lessee under an in-substance lease agreement (the “License Agreement”). The settlement included the purchase of the property for $10.0 million and $42.0 million for settlement of the litigation for a total of $52.0 million. The total settlement was comprised of $24.0 million of cash paid at closing and a promissory note for $28.0 million to be paid in three equal installments of $9.3 million on each of April 1, 2025, April 1, 2026 and April 1, 2027, plus accrued interest. The settlement charge is recorded in other operating expense (income), net in the condensed consolidated statements of income.

28 |

Notes to Consolidated Financial Statements
The License Agreement, which provided us the license to continue operating our asphalt and marine fuel terminal operations on the property for a term of ten years and expired in June 2020, also ascribed a contractual noncontingent indemnification guarantee to certain of our wholly-owned subsidiaries related to certain incremental environmental remediation activities, predicated on the completion of certain property development activities ascribed to the lessor was formally terminated in the settlement. As a result of the termination of the License Agreement, we are no longer obligated to remove equipment from the property for certain development activities and as a result we have reversed the $17.9 million asset retirement obligation recorded in connection with the Delek/Alon Merger, effective July 1, 2017, since we own the property and intend to operate the property as an asphalt and marine fuel terminal and there was no remaining basis in the equipment. Additionally, as a result of the settlement, we reduced the non-contingent guarantee and environmental liability to $1.0 million since our risk of a contingent guarantee was eliminated and determined it appropriate to retain an accrual based on what we can reasonably estimate as the cost of the initial steps once operations cease or a cleanup is ordered. Total net gain from the property settlement was $53.4 million and is recorded in other operating expense (income), net in the condensed consolidated statements of income.
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
El Dorado Refinery Fire
On February 27, 2021, our El Dorado refinery experienced a fire in its Penex unit. Contrary to initial assessments, and despite occurring during the early stages of turnaround activity, the facility did suffer operational disruptions as a result of the fire. An additional $1.1 million and $11.6 million of insurance proceeds and other recoveries was recognized as a gain, in excess of property damage losses, during the three and nine months ended September 30, 2024. An additional $10.6 million of other recoveries was recognized as a gain, related to business interruption claims, during the nine months ended September 30, 2024. No business interruption claims were recorded during the three months ended September 30, 2024. We recognized a gain of $0.2 million and $1.1 million during the three and nine months ended September 30, 2023, respectively, related to business interruption claims. Such gains are included in other operating income, net in the condensed consolidated statements of income.
14. Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), we generally use an estimated annual tax rate to record income taxes. For interim financial reporting, except in specified cases, the quarterly income tax provision aligns with the estimated annual tax rate, updated each quarter based on revised full-year pre-tax book earnings. In certain situations, the estimated annual tax rate may distort the interim income tax provision due to significant permanent differences. In such cases, the interim income tax provision is based on the year-to-date effective tax rate, adjusting for permanent differences proportionally. In the three and nine months ended September 30, 2024, income taxes were calculated based on the estimated annual effective tax rate versus the year-to-date effective tax rate. In the three and nine months ended September 30, 2023, income taxes were calculated based on the estimated annual tax rate. Our effective tax rate for continuing operations was 23.0% and 22.3% for the three and nine months ended September 30, 2024, respectively, and 18.8% and 17.3% for the three and nine months ended September 30, 2023, respectively. The difference between the effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily due to a decrease in quarter to date pre-tax earnings and the impact of fixed dollar favorable permanent adjustments on the quarter.

29 |

Notes to Consolidated Financial Statements
15. Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 7). Transactions with our related parties were as follows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues (1)	$37.1	$35.8	$98.6	$85.7
Cost of materials and other (2)	$52.3	$54.3	$158.3	$152.4
(1)Consists primarily of asphalt sales which are recorded in the refining segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

16. Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	September 30, 2024	December 31, 2023
Prepaid expenses	$42.2	$47.4
Short-term derivative assets (see Note 11)	4.7	1.3
Income and other tax receivables	2.3	15.5
Investment commodities	—	4.0
Other	1.4	9.6
Total	$50.6	$77.8

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	September 30, 2024	December 31, 2023
Crude purchase liabilities	$181.6	$190.7
Product financing agreements	163.9	224.2
Income and other taxes payable	146.3	163.2
Employee costs	53.7	64.7
Consolidated Net RINs Obligation deficit (see Note 12)	50.1	39.6
Deferred revenue	11.9	15.7
Short-term derivative liabilities (see Note 11)	3.9	3.9
Other	83.3	62.3
Total	$694.7	$764.3

17. Restructuring and Other Charges
During the fiscal year 2022, we initiated a cost optimization plan to improve efficiencies and align our workforce with strategic activities and operations.
During the second quarter of 2024, we made the decision to idle the Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi biodiesel facilities, while exploring viable and sustainable alternatives. Those alternatives could include restarting if market conditions improve, marketing for sale or permanently closing any of the facilities. Our decision to idle these facilities was driven by the decline in the overall biodiesel market and aligns with our continued operational and cost optimization efforts. As a result, we conducted an evaluation of impairment and based on our review we recorded a $22.1 million impairment which included property, plant and equipment and right of use assets. In addition, $0.4 million of severance and benefit expenses were recognized in the nine months ended months ended September 30, 2024. No severance and benefit expenses were recognized in the three months ended September 30, 2024.

During the third quarter 2024, we made a strategic decision to abandon certain capital projects included in construction in progress that no longer fit our core objectives. As a result, we recognized a loss of $14.1 million in the three and nine months ended September 30, 2024 which is recorded in other operating (income) loss, net in the condensed consolidated statements of income. In addition, we recognized impairment charges totaling $9.2 million related to certain pipeline assets because it's long longer probable these assets will be utilized. During the three and nine months ended September 30, 2024, we recorded a bonus accrual for certain employees, including executives, determined to be key to our planned go-forward operations and achievement of certain corporate and strategic milestones provided that they remain through various requisite service periods for a total of $10.4 million of which $6.6 million is recorded in general and administrative expenses and $3.8 million is recorded in operating expenses in the condensed consolidated statements of income.

30 |

Notes to Consolidated Financial Statements
The detail of restructuring costs is as follows (in millions):

		Three Months Ended September 30, 2024
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Bonus expense	General and administrative expenses	$—	$—	$6.6	$6.6
Severance costs and bonus expense	Operating expenses	—	—	3.8	3.8
Impairment	Asset impairment	—	—	9.2	9.2
Asset write-off	Other operating (income) loss, net	14.1	—	—	14.1
Total		$14.1	$—	$19.6	$33.7

		Three Months Ended September 30, 2023
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees and severance costs	General and administrative expenses	$—	$—	$3.5	$3.5
Total		$—	$—	$3.5	$3.5

		Nine Months Ended September 30, 2024
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees, severance costs and bonus expense	General and administrative expenses	$—	$—	$9.9	$9.9
Severance costs and bonus expense	Operating expenses	0.4	—	3.8	4.2
Impairment	Asset impairment	22.1	—	9.2	31.3
Asset write-off	Other operating (income) loss, net	14.1	—	—	14.1
Total		$36.6	$—	$22.9	$59.5

		Nine Months Ended September 30, 2023
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees and severance costs	General and administrative expenses	$—	$—	$6.4	$6.4
Total		$—	$—	$6.4	$6.4

18. Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 and Alon USA Energy, Inc. 2005 Long-Term Incentive Plans (collectively, the "Incentive Plans")
Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $7.8 million and $20.4 million for the three and nine months ended September 30, 2024, respectively, and $7.1 million and $17.9 million for the three and nine months ended September 30, 2023, respectively, and are included in general and administrative expenses and operating expenses in the accompanying condensed consolidated statements of income. These amounts exclude amounts related to discontinued operations of $1.4 million and $1.6 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.1 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, there was $44.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.6 years.

31 |

Notes to Consolidated Financial Statements
We issued net shares of common stock of 59,485 and 506,524 as a result of exercised or vested equity-based awards during the three and nine months ended September 30, 2024, respectively, and 48,154 and 409,993 for the three and nine months ended September 30, 2023, respectively. These amounts are net of 21,881 and 224,973 shares withheld to satisfy employee tax obligations related to the exercises and vesting during the three and nine months ended September 30, 2024, respectively, and 59,836 and 205,944 shares during the three and nine months ended September 30, 2023, respectively.
19.  Shareholders' Equity
Dividends
For 2024, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
February 20, 2024	$0.245	March 1, 2024	March 8, 2024
May 2, 2024	$0.250	May 17, 2024	May 24, 2024
July 31, 2024	$0.255	August 12, 2024	August 19, 2024
October 30, 2024	$0.255	November 12, 2024	November 18, 2024

Stock Repurchase Program
Our Board of Directors has authorized a share repurchase program under which repurchases of Delek common stock may be executed through open market transactions or privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases are made at the discretion of management and will depend on prevailing share prices, general economic and market conditions and other considerations. On September 3, 2024, the Board of Directors approved a $400.0 million increase in the share repurchase authorization. The authorization has no expiration date. During the three and nine months ended September 30, 2024, 942,329 shares of our common stock were repurchased and cancelled at the time of the transaction for a total of $20.0 million. During the three and nine months ended September 30, 2023, 981,690 and 2,793,317 shares of our common stock were repurchased and cancelled at the time of the transaction for a total of $25.0 million and $65.4 million, respectively. As of September 30, 2024, there was $565.1 million of authorization remaining under Delek's aggregate stock repurchase program.
20. Subsequent Events
Subsequent to September 30, 2024, we made repurchases of 548,275 shares of our common stock that were cancelled at the time of transaction for approximately $10.0 million.

32 |

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements that refer to the acquisition of 3 Bear (subsequently renamed to Delek Delaware Gathering ("Delaware Gathering")) (the "Delaware Gathering Acquisition"), including any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, the information concerning possible future results of operations, business and growth strategies, including as the same may be impacted by any ongoing military conflict, such as the war between Russia and Ukraine ("the Russia-Ukraine War"), financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions or dispositions, including the sale of our Retail Stores and H2O Midstream acquisition, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
•our ability to execute our long-term sustainability strategy and growth through acquisitions and dispositions such as the sale of our Retail Stores, the H20 Midstream acquisition, the Delaware Gathering Acquisition and joint ventures, including our ability to successfully integrate acquisitions, complete strategic transactions, safety initiatives and capital projects, realize expected synergies, cost savings and other benefits therefrom, return value to shareholders, or achieve operational efficiencies;
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

33 |

Management's Discussion and Analysis
•seasonality;
•the decline in margins impacting current results and forecasts could result in impairments in certain of our long-lived or indefinite-lived assets, including goodwill, or have other financial statement impacts that cannot currently be anticipated;
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

34 |

Management's Discussion and Analysis
Executive Summary: Management's View of Our Business and Strategic Overview

Management's View of Our Business
We are an integrated downstream energy business focused on petroleum refining, the transportation, storage and wholesale distribution of crude oil, intermediate and refined products and, prior to July 2024, convenience store retailing. Prior to July 2024, we aggregated our operating segments into three reportable segments: refining, logistics, and retail. However, in July 2024, we entered into a definitive equity purchase agreement (the "Retail Purchase Agreement") with a subsidiary of Fomento Económico Mexicano, S.A.B. de C.V. (“FEMSA”). Under the terms of the Retail Purchase Agreement, Delek agreed to sell, and FEMSA has agreed to purchase, 100% of the equity interests in four of Delek’s wholly-owned subsidiaries that own and operate 249 retail fuel and convenience stores (the "Retail Stores") under the Delek US Retail brand ("Retail Transaction"). On September 20, 2024, the Retail Transaction closed. As a result of the Retail Purchase Agreement, we met the requirements of Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations and ASC 360, Property, Plant and Equipment, to report the results of the Retail Stores as discontinued operations and to classify the Retail Stores as a group of discontinued operations assets.
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
Business and Economic Environment Overview
Our focus on safe and reliable operations is a pillar which underlines all of our business activities. We continue to identify opportunities to mitigate market risk and focus on efforts that improve our overall cost structure while not compromising operational excellence. During the third quarter of 2024, we made steady progress on our "sum of the parts" efforts. We completed the sale of our Retail Stores during the third quarter 2024 for proceeds of $390.2 million and also entered into a 10 year fuel supply agreement whereby Delek will sell to FEMSA certain motor fuel products for use at the Retail Stores. The completion of the Retail Transaction is an important step in our value creation journey. Our logistics segment (or "Logistics") successfully closed H2O Midstream acquisition that expands our gathering footprint in the Midland sub-basin of the Permian, and extended our product offering of wastewater processing and disposal. This acquisition diversifies our logistics customer base to include more third-party customers. While the impact on the third quarter is not significant (as a result of the acquisition closing in September 2024), we expect that the acquisition itself will be immediately accretive, delivering incremental contribution margin and cash flows. We also completed strategic transactions with Delek Logistics including the dropdown of W2W Holdings LLC ("HoldCo") which includes our 15.6% indirect interest in the Wink to Webster Pipeline LLC joint venture as well as amended and extended certain commercial agreements. These transactions are expected to make both Delek and Delek Logistics stronger companies.
We had another safe and reliable quarter from an operational perspective; however, the current refining margin environment is challenging as crack spreads narrowed and followed atypical seasonal patterns during the third quarter of 2024. The domestic West Texas Intermediate ("WTI") differentials compared to Brent continued to be favorable, and the WTI Midland to Cushing differential narrowed favorably during the quarter and compared to the third quarter of 2023. Though refining margins softened, demand for refined products continues to be strong. Logistics continued to contribute strong results driven by increased volumes from the Delaware Basin and rate increases. Additionally, Logistics also continues to benefit from strong performance amongst our pipeline joint venture investments. We will continue to execute on our priorities of running safe and reliable operations, and making further progress on our "sum of the parts" efforts, and delivering shareholder value while maintaining our financial strength and flexibility.
The near term economic outlook still has some uncertainty with geopolitical instability and commodity market volatility, and as a result we continue to progress our business transformation focused on enterprise-wide opportunities to improve the efficiency of our cost structure. During 2024, we have implemented additional cost reduction measures across the organization, including reducing contract services and reducing or eliminating non-critical travel. We completed our zero based budget action plans and announced a new enterprise optimization plan ("EOP") which includes initiatives that are focused on improving our financial health and ability to generate cash flows. The EOP includes leaner costs including lower general and administrative expenses, lower operating expenses specifically at the Big Spring Refinery and Krotz Springs Refinery and lowering interest expense. The EOP also includes stronger margins including accretive minimal capital projects in our Refining segment and commercial improvements including market optionality, improved product slate and optimization. By executing on our initiatives to optimize our cost structure, we are positioning the Company in the event of lower crack spreads and volatility in the commodity markets.

35 |

Management's Discussion and Analysis
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
We want to reward our shareholders with a disciplined and balanced capital allocation framework. As we strengthen our relative financial position, we believe a balanced approach between shareholder returns and balance sheet improvement is appropriate. In 2024 to date, we have returned $68.1 million of capital to shareholders through dividends and share buybacks.
Our near-term focus is centered around the following: (1) operations excellence, (2) financial strength and flexibility and (3) strategic initiatives which includes unlocking the "sum of the parts" value of our existing business while identifying growth opportunities to enhance the Company's scale and diversify revenue streams. In 2024, we took steps to refinance the Delek Logistics Partners, LP ("Delek Logistics") long term debt, ending with a more attractive maturity profile. Delek Logistics also completed two public equity offerings of its common units in March and October 2024. These steps allowed us to further execute on our "sum of the parts" plan by facilitating Delek Logistics' acquisition of H2O Midstream, purchase of the Wink to Webster Pipeline joint venture and planned expansion of its natural gas processing plant. These Delek Logistics transactions will enhance Delek Logistics position as a full service (crude, natural gas and water) provider in the most prolific areas of the Permian basin while increasing third party revenue. In addition, the Retail Transaction will allow us to strengthen our balance sheet. We believe each of these steps is consistent with our focus on strategic initiatives which includes unlocking the "sum of the parts". See further discussion in the "Strategic Objectives" section below.
See further discussion on macroeconomic factors and market trends, including the impact on 2024, in the ‘Market Trends’ section below.
Other 2024 Developments
Delek Logistics Equity Offerings
On March 12, 2024, Delek Logistics completed a public offering of its common units in which it sold 3,584,416 common units (including an overallotment option of 467,532 common units) to the underwriters of the offering at a price to the public of $38.50 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $132.2 million and were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility (as defined in Note 10 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q).
On October 10, 2024, Delek Logistics completed a public offering of its common units in which it sold 3,846,153 common units (including an overallotment option of 576,922 common units) to the underwriters of the offering at a price to the public of $39.00 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $165.3 million and were used to redeem Delek Logistics’ preferred units outstanding and repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility (as defined in Note 10 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q).
Delek Logistics Debt Agreements
On March 13, 2024, Delek Logistics sold $650.0 million in aggregate principal amount of 8.625% Senior Notes due 2029 (the “Delek Logistics 2029 Notes”), at par. Net proceeds were used to redeem the Delek Logistics 2025 Notes including accrued interest, pay off the Delek Logistics Term Loan Facility (as defined in Note 10 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) including accrued interest and to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
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

36 |

Management's Discussion and Analysis
On April 17, 2024, Delek Logistics sold $200 million in aggregate principal amount of additional 8.625% senior notes due 2029 at 101.25% and on August 16, 2024, Delek Logistics sold $200.0 million in aggregate principal amount of additional 8.625% senior notes due 2029 at 103.25% (collectively, the "Additional 2029 Notes"). The Additional 2029 Notes were issued under the same indenture as the Delek Logistics 2029 Notes and formed a part of the same series of notes as the Delek Logistics 2029 Notes. The net proceeds were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
These steps improved availability under the Delek Logistics Revolving Facility and helped create the foundation for a "sum of the parts" initiative.
Renewables
During the second quarter of 2024, we made the decision to idle the Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi biodiesel facilities, while exploring viable and sustainable alternatives. Those alternatives could include restarting if market conditions improve, marketing for sale or permanently closing any of the facilities. Our decision to idle these facilities was driven by the decline in the overall biodiesel market and aligns with our continued operational and cost optimization efforts. As a result, we conducted an evaluation of impairment and based on our review we recorded a $22.1 million impairment which included property, plant and equipment and right of use assets. In addition, $0.4 million of severance and benefit expenses were recognized in the nine months ended months ended September 30, 2024. No severance and benefit expenses were recognized in the three months ended September 30, 2024.
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
As a result of the termination of the License Agreement, we are no longer obligated to remove equipment from the property for certain development activities and as a result we reversed the $17.9 million asset retirement obligation since we intend to operate the property as an asphalt and marine fuel terminal. Additionally, as a result of the settlement, we reduced the non-contingent guarantee and environmental liability to $1.0 million since our risk of a contingent guarantee was eliminated and determined it appropriate to retain an accrual based on what we can reasonably estimate as the cost of the initial steps once operations cease or a cleanup is ordered. Total net gain from the property settlement was $53.4 million and is recorded in other operating expense (income), net in the condensed consolidated statements of income. Refer to Note 13 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.
Delek Logistics Gas Plant Expansion
In second quarter of 2024, Delek Logistics made the final investment decision to build a new natural gas processing plant adjacent to its plant in the Permian Basin. The plant is expected to have a capacity of approximately 110 MMcf/d (as defined below) and aims to meet the rising demand for natural gas in the region. Total estimated cost is between $160.0 and $165.0 million with an anticipated start-up of early 2025. This expansion project will also increase Delek Logistics' third party revenue. Expected annual EBITDA is estimated to be approximately $40.0 million.
Retail Divestiture
On September 30, 2024, Delek US closed the previously announced transaction to sell 100% of the equity interests in four of Delek US' wholly-owned subsidiaries that own and operate 249 retail fuel and convenience stores (the "Retail Stores") under the Delek US Retail brand to a subsidiary of FEMSA. Net cash proceeds before taxes related to this transaction were approximately $390.2 million. As a result, we met the requirements of ASC 205-20 and ASC 360 to report the results of the Retail Stores as discontinued operations and to classify the Retail Stores as a group of discontinued operations assets.
The operating results for the Retail Stores, in all periods presented, have been reclassified to discontinued operations. Refer to Note 4 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.
Acquisition of H2O Midstream
On September 11, 2024, Delek Logistics completed the previously announced acquisition of 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC (the “Purchased Interests” or "H2O Midstream") from H2O Midstream Holdings, LLC (the “Seller”) related to the Seller’s water disposal and recycling operations, in the Midland Basin in Texas (the “H2O Purchase Agreement”) for total consideration of $229.5 million, subject to customary adjustments under the H2O Purchase Agreement for net working capital and indebtedness (the "H2O Transaction"). The purchase price is comprised of approximately $159.5 million in cash and $70.0 million of preferred equity. Refer to Note 2 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.

37 |

Management's Discussion and Analysis
Wink to Webster Pipeline
On August 1, 2024, we purchased an additional 0.6% indirect investment in Wink to Webster Pipeline LLC for $18.6 million, bringing our total indirect ownership in the pipeline joint venture to 15.6%. On August 5, 2024, we contributed all of our 50% investment in HoldCo which includes our 15.6% indirect interest in the Wink to Webster Pipeline LLC joint venture and related joint venture indebtedness, to a subsidiary of Delek Logistics. Total consideration was comprised of $83.9 million in cash, forgiveness of a $60.0 million payable to Delek Logistics and 2,300,000 of Delek Logistics common units.
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

Refining Overview
The refining segment (or "Refining") processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 barrels per day ("bpd") as of September 30, 2024. A high-level summary of the refinery activities is presented below:

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

Our refining segment also owns three biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas, and New Albany, Mississippi. During the second quarter of 2024, we made the decision to idle the biodiesel facilities, while exploring viable and sustainable alternatives. See Note 17 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information. In addition, the refining segment includes our wholesale crude operations and our 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S.

38 |

Management's Discussion and Analysis

Logistics Overview
Our logistics segment gathers, transports and stores crude oil and natural gas; markets, distributes, transports and stores refined products; and disposes and recycles water in select regions of the southeastern United States, West Texas and New Mexico for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics (NYSE: DKL), where we owned a 70.4% interest at September 30, 2024. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's gathering and processing business owns or leases capacity on approximately 398 miles of crude oil transportation pipelines, approximately 406 miles of refined product pipelines, and an approximately 1,400-mile crude oil gathering system of which 489 miles is decommissioned. In addition, this segment also includes water disposal and recycling operations, located in the Delaware Basin of New Mexico and the Midland Basin of Texas. The storage and transportation business owns or leases associated crude oil storage tanks with an aggregate of approximately 10.0 million barrels of active shell capacity. It also owns and operates nine light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 199 tractors and 353 trailers used to haul primarily crude oil and other products for related and third parties.

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

40 |

Management's Discussion and Analysis
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

41 |

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
✓
Extending Long Term Debt Maturities:
On March 13, 2024, Delek Logistics sold $650.0 million in aggregate principal amount of 8.625% Senior Notes due 2029, at par. Net proceeds were used to redeem the Delek Logistics 2025 Notes including accrued interest, pay off the Delek Logistics Term Loan Facility including accrued interest and to repay borrowings under the Delek Logistics Revolving Facility. On April 17, 2024, Delek Logistics sold $200 million in aggregate principal amount of additional 8.625% senior notes due 2029 at 101.25% and on August 16, 2024, the Co-issuers sold $200.0 million in aggregate principal amount of additional 8.625% senior notes due 2029 at 103.25%. The Additional 2029 Notes were issued under the same indenture as the Delek Logistics 2029 Notes and formed a part of the same series of notes as the Delek Logistics 2029 Notes. The net proceeds were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
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

On October 10, 2024, Delek Logistics completed a public offering of its common units in which it sold 4,423,075 common units (including an overallotment option of 576,922 common units) to the underwriters of the offering at a price to the public of $39.00 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $165.3 million and were used to redeem Delek Logistics’ preferred units outstanding and repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
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
✓
Expanding Delek Logistics' Natural Gas Processing:
In the second quarter of 2024, Delek Logistics made the final investment decision to build a new natural gas processing plant adjacent to its plant in the Permian Basin. The plant is expected to have a capacity of approximately 110 MMcf/d (as defined below) and aims to meet the rising demand for natural gas in the region.(1) Total estimated cost is between $160.0 and $165.0 million with an anticipated start-up of early 2025. This expansion project will also increase Delek Logistics' third party revenue.
		✓	✓
Monetizing Our Retail Operations:
On September 30, 2024, Delek US closed the previously announced transaction to sell 100% of the equity interests in four of Delek US' wholly-owned subsidiaries that own and operate 249 retail fuel and convenience stores under the Delek US Retail brand to a subsidiary of FEMSA. Net cash proceeds before taxes related to this transaction were approximately $390.2 million.
		✓	✓
Executing Strategic Midstream Acquisition:
On September 11, 2024, Delek Logistics completed the previously announced acquisition of 100% of the limited liability company interests in H2O Midstream from H2O Midstream Holdings, LLC related to the Seller’s water disposal and recycling operations, in the Midland Basin in Texas for total consideration of $229.5 million, subject to customary adjustments under the H2O Purchase Agreement for net working capital and indebtedness. The purchase price is comprised of approximately $159.5 million in cash and $70.0 million of preferred equity. This transaction will enhance Delek Logistics' position as a full service (crude, natural gas and water) provider in the most prolific areas of the Permian basin.
		✓	✓
Maximizing Shareholder Value:
On August 1, 2024, we purchased an additional 0.6% indirect investment in Wink to Webster Pipeline LLC for $18.6 million, bringing our total indirect ownership in the pipeline joint venture to 15.6%. On August 5, 2024, we contributed all of our 50% investment in HoldCo which includes our 15.6% indirect interest in the Wink to Webster Pipeline LLC joint venture and related joint venture indebtedness, to a subsidiary of Delek Logistics. Total consideration was comprised of $83.9 million in cash, forgiveness of a $60.0 million payable to Delek Logistics and 2,300,000 of Delek Logistics common units.
✓
(1) Million cubic feet ("MMcf") per day ("MMcf/d").

42 |

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
We have positioned the Company to continue to run safely, reliably and environmentally responsibly at near or above nameplate capacity while leveraging our Delek Logistics business with an eye towards the One Delek vision. Many uncertainties remain with respect to the global supply and demand of the crude oil and refined products markets and it is difficult to predict the ultimate economic impacts this may have on our operations. We expect refining capacity to shut down, lower refined products inventory and crude oil demand to continue to rise. These factors will help absorb the recent additions in global supply and balance the market over the next 6 to 12 months. However, escalating conflicts in the Middle East could potentially result in supply disruptions or further volatility in crude oil prices.
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
The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods in 2023 and for the three quarterly periods in 2024.

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

43 |

Management's Discussion and Analysis
The chart below illustrates the key differentials impacting our refining operations, including WTI Cushing to Brent, WTI Midland to WTI Cushing, and Louisiana Light Sweet crude oil ("LLS") to WTI Cushing for each of the quarterly periods in 2023 and for the three quarterly periods in 2024.

Refined Product Prices
We are impacted by refined product prices in two ways: (1) in terms of the prices we are able to sell our refined product for in our refining segment, and (2) in terms of the cost to acquire the refined products to meet Refining production shortfalls (e.g., when we have outages), or to acquire refined fuel products we sell to our wholesale customers in our logistics segment. These prices largely depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation.
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
The charts below illustrate the quarterly average prices of Gulf Coast Gasoline ("CBOB"), U.S. High Sulfur Diesel ("HSD") and U.S. Ultra Low Sulfur Diesel ("ULSD") for each of the quarterly periods in 2023 and for the three quarterly periods in 2024.

44 |

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
The table below reflects the quarterly average Gulf Coast 5-3-2 ULSD, 3-2-1 ULSD and 2-1-1 HSD/LLS crack spreads for each of the quarterly periods in 2023 and for the three quarterly periods in 2024.

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
The chart below illustrates the volatility in RINs for each of the quarterly periods in 2023 and for the three quarterly periods in 2024.

45 |

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

The chart below illustrates the quarterly average prices of Waha (Permian Basin) and Henry Hub (Gulf Coast) per million British Thermal Units ("MMBtu") beginning with the first quarter of 2023 through the third quarter of 2024.

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

46 |

Management's Discussion and Analysis
Non-GAAP Reconciliations
The following table provides a reconciliation of segment EBITDA to the most directly comparable U.S. GAAP measure, net (loss) income attributable to Delek:
Reconciliation of segment EBITDA to net (loss) income attributable to Delek (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Refining segment EBITDA	$12.8	$295.7	$135.2	$613.0
Logistics segment EBITDA	68.6	96.5	268.9	278.8
Corporate, Other and Eliminations EBITDA	(88.9)	(74.8)	(163.3)	(198.4)
EBITDA attributable to Delek	$(7.5)	$317.4	$240.8	$693.4
Interest expense, net	(78.8)	(82.4)	(244.1)	(239.1)
Income tax benefit (expense)	40.3	(29.1)	56.7	(38.3)
Depreciation and amortization	(98.1)	(87.7)	(278.2)	(255.2)
Income from discontinued operations, net of tax	67.3	10.5	78.2	23.9
Net (loss) income attributable to Delek	$(76.8)	$128.7	$(146.6)	$184.7

The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin (in millions)

Refining Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues	$3,027.8	$4,624.5	$9,443.3	$12,471.5
Cost of sales	3,083.3	4,394.4	9,506.8	12,045.8
Gross margin	$(55.5)	$230.1	$(63.5)	$425.7
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	145.0	166.5	459.4	459.4
Depreciation and amortization	76.0	60.1	194.8	176.5
Refining margin	$165.5	$456.7	$590.7	$1,061.6

47 |

Management's Discussion and Analysis
Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions):

Summary Statement of Operations Data (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$3,042.4	$4,628.8	$9,478.5	$12,525.1
Cost of sales:
Cost of materials and other	2,788.7	4,049.4	8,547.1	11,111.2
Operating expenses (excluding depreciation and amortization presented below)	181.4	217.7	580.3	577.2
Depreciation and amortization	92.5	83.7	259.6	243.1
Total cost of sales	3,062.6	4,350.8	9,387.0	11,931.5
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	3.7	(3.7)	5.7	3.9
General and administrative expenses	70.4	67.7	191.6	208.0
Depreciation and amortization	5.6	4.0	18.6	12.1
Asset impairment	9.2	—	31.3	—
Other operating expense (income), net	12.8	(2.1)	(67.6)	(19.0)
Total operating costs and expenses	3,164.3	4,416.7	9,566.6	12,136.5
Operating income	(121.9)	212.1	(88.1)	388.6
Interest expense, net	78.8	82.4	244.1	239.1
Income from equity method investments	(25.1)	(27.0)	(77.4)	(67.1)
Other (income) expense, net	(0.5)	2.0	(1.1)	(4.6)
Total non-operating expenses, net	53.2	57.4	165.6	167.4
(Loss) income from continuing operations before income tax (benefit) expense	(175.1)	154.7	(253.7)	221.2
Income tax (benefit) expense	(40.3)	29.1	(56.7)	38.3
(Loss) income from continuing operations, net of tax	(134.8)	125.6	(197.0)	182.9
Discontinued operations:
Income from discontinued operations, including gain on sale of discontinued operations	95.4	12.9	107.8	29.1
Income tax expense	28.1	2.4	29.6	5.2
Income from discontinued operations, net of tax	67.3	10.5	78.2	23.9
Net (loss) income	(67.5)	136.1	(118.8)	206.8
Net income attributable to:
Non-controlling interests	9.3	7.4	27.8	22.1
Net (loss) income attributable to Delek	$(76.8)	$128.7	$(146.6)	$184.7
(1) This information is presented at a summary level for your reference. See the Condensed Consolidated Statements of Income in Item 1. to this Quarterly Report on Form 10-Q for more detail regarding our results of operations and net income per share.

We report operating results in two reportable segments:
•Refining
•Logistics
Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on the segment EBITDA.

48 |

Management's Discussion and Analysis
Results of Operations
Consolidated Results of Operations — Comparison of the Three and Nine Months Ended September 30, 2024 versus the Three and Nine Months Ended September 30, 2023.
Net (Loss) Income
Q3 2024 vs. Q3 2023
Consolidated net loss for the third quarter of 2024 was $67.5 million compared to net income of $136.1 million for the third quarter of 2023. Consolidated net loss attributable to Delek for the third quarter of September 30, 2024 was $76.8 million, or $(1.20) per basic share, compared to a net income of $128.7 million, or $1.98 per basic share, for the third quarter 2023. Explanations for significant drivers impacting net (loss) income as compared to the comparable period of the prior year are discussed in the sections below.
YTD 2024 vs. YTD 2023
Consolidated net loss for the nine months ended September 30, 2024 was $118.8 million compared to a net income of $206.8 million for the nine months ended September 30, 2023. Consolidated net loss attributable to Delek for the nine months ended September 30, 2024 was $146.6 million, or $(2.29) per basic share, compared to income of $184.7 million, or $2.80 per basic share, for the nine months ended September 30, 2023. Explanations for significant drivers impacting net (loss) income as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
Q3 2024 vs. Q3 2023
In the third quarter of 2024 and 2023, we generated net revenues of $3,042.4 million and $4,628.8 million, respectively, a decrease of $1,586.4 million, or 34.3%. The decrease in net revenues was primarily driven by the following factors:
•in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 18.2% and ULSD of 24.6% and decreases in wholesale activity, decreased sales volume (including purchased products), partially offset by increases in the average price of U.S. Gulf Coast HSD of 2.0%; and
•in our logistics segment, decreases in our West Texas marketing operations and decreases due to recording certain throughput and storage fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period.
YTD 2024 vs. YTD 2023
We generated net revenues of $9,478.5 million and $12,525.1 million during the nine months ended September 30, 2024 and 2023, respectively, a decrease of $3,046.6 million, or 24.3%. The decrease in net revenues was primarily due to the following:
•in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 9.4% and ULSD of 11.3% and decreases in wholesale activity, partially offset by increased sales volume (including purchased products) and an increase in the average price of U.S. Gulf Coast HSD of 9.4%; and
•in our logistics segment, decreases in our West Texas marketing operations and decreases due to recording certain throughput and storage fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period.

Total Operating Costs and Expenses
Cost of Materials and Other
Q3 2024 vs. Q3 2023
Cost of materials and other was $2,788.7 million for the third quarter of 2024 compared to $4,049.4 million for the third quarter of 2023, a decrease of $1,260.7 million, or 31.1%. The net decrease in cost of materials and other was primarily driven by the following:
•decreases in cost of crude oil feedstocks at the refineries, including an 8.8% decrease in the average cost of WTI Cushing crude oil and a 9.4% decrease in the average cost of WTI Midland crude oil, decreased wholesale activity decreased RINs pricing, decreased sales volume (including purchased products), and a decrease in lease expense as a result of reclassification of certain fees with Delek Logistics from lease expense to interest expense under finance lease accounting; and
•decrease in logistics costs due to decreased costs of materials and other in our West Texas marketing operations primarily driven by decreases in the volumes of gasoline and diesel sold and decreases in the average cost per gallon.

49 |

Management's Discussion and Analysis
YTD 2024 vs. YTD 2023
Cost of materials and other was $8,547.1 million for the nine months ended September 30, 2024, compared to $11,111.2 million for nine months ended September 30, 2023, a decrease of $2,564.1 million, or 23.1%. The net decrease in cost of materials and other primarily related to the following:
•decreased wholesale activity, decreased RINs pricing and decreased sales volume (including purchased products) and a decrease in lease expense as a result of reclassification of certain fees with Delek Logistics from lease expense to interest expense under finance lease accounting; and
•decrease in logistics costs due to decreased costs of materials and other in our West Texas marketing operations primarily driven by decreased costs per gallon, partially offset by increases in the average volumes of gasoline and diesel sold.
Operating Expenses
Q3 2024 vs. Q3 2023
Operating expenses (included in both cost of sales and other operating expenses) were $185.1 million for the third quarter of 2024 compared to $214.0 million for the third quarter of 2023, a decrease of $28.9 million, or 13.5%. The decrease in operating expenses was primarily driven by the following:
•a decrease in natural gas costs;
•a decrease in outside services; and
•a decrease in insurance costs.
YTD 2024 vs. YTD 2023
Operating expenses (included in both cost of sales and other operating expenses) were $586.0 million for the nine months ended September 30, 2024 compared to $581.1 million in nine months ended September 30, 2023, an increase of $4.9 million, or 0.8%. The increase in operating expenses was primarily driven by the following:
•an increase in maintenance costs; and
•an increase in employee costs.
These increases were partially offset by the following:
•lower natural gas prices; and
•a decrease in insurance costs.
General and Administrative Expenses
Q3 2024 vs. Q3 2023
General and administrative expenses were $70.4 million for the third quarter of 2024 compared to $67.7 million for the third quarter of 2023, an increase of $2.7 million, or 4.0%. The increase was primarily driven by transaction costs associated with the H20 Transaction, transaction costs associated with the amended and new agreements with Delek Logistics and restructuring costs, partially offset by lower employee expenses incentive compensation costs.
YTD 2024 vs. YTD 2023
General and administrative expenses were $191.6 million for the nine months ended September 30, 2024 compared to $208.0 million in nine months ended September 30, 2023, a decrease of $16.4 million, or 7.9%. The decrease was primarily driven by a decrease in employee costs including incentive compensation costs, partially offset by transaction costs associated with the H20 Transaction, transaction costs associated with the amended and new agreements with Delek Logistics and restructuring costs.
Depreciation and Amortization
Q3 2024 vs. Q3 2023
Depreciation and amortization (included in both cost of sales and other operating expenses) was $98.1 million for the third quarter of 2024 compared to $87.7 million for the third quarter of 2023, an increase of $10.4 million, or 11.9%. The increase was a result of a general increase in our fixed asset base due to capital projects.
YTD 2024 vs. YTD 2023
Depreciation and amortization (included in both cost of sales and other operating expenses) was $278.2 million and $255.2 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $23.0 million, or 9.0%. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed.

50 |

Management's Discussion and Analysis
Asset Impairment
Q3 2024 vs. Q3 2023
Asset impairment was $9.2 million for the three months ended September 30, 2024. We recorded $9.2 million asset impairment because it's no longer probable certain pipeline assets will be utilized. There was no asset impairment in the three months ended September 30, 2023.
YTD 2024 vs. YTD 2023
Asset impairment was $31.3 million for the nine months ended September 30, 2024. We recorded $22.1 million asset impairment as a result of our second quarter 2024 decision to idle the biodiesel facilities, while exploring viable and sustainable alternatives and recorded $9.2 million asset impairment because it's no longer probable certain pipeline assets will be utilized. There was no asset impairment in the nine months ended September 30, 2023.
Refer to Note 17 condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.
Other Operating Expense (Income), Net
Q3 2024 vs. Q3 2023
Other operating expense (income), net decreased by $14.9 million in the third quarter of 2024 to expense of $12.8 million compared to income of $2.1 million in the third quarter of 2023. During the three months ended September 30, 2024, we made a strategic decision to abandon certain capital projects included in construction in progress that no longer fit our core objectives and as a result we recognized a loss of $14.1 million.
YTD 2024 vs. YTD 2023
Other operating income, net was $67.6 million and $19.0 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $48.6 million. The increase was primarily driven by the following:
•for the nine months ended September 30, 2024, we recorded a net gain of $53.4 million in the 2024 period related to a property settlement;
•for the nine months ended September 30, 2024, we recorded a gain of $30.1 million related to insurance proceeds and other third party recoveries related to the 2021 El Dorado refinery fire, the 2021 freeze events and the 2022 Big Spring refinery fire related to property damage and business interruption claims, compared to $13.3 million of business interruption and property damage insurance recoveries in the 2023 period related to the fire and freeze events that occurred in 2021 and 2022 Big Spring refinery fire;
•for the nine months ended September 30, 2024, we recorded a gain of $8.3 million related to Delek Logistics' sale of storage tanks in Texas due to an eminent domain settlement;
•for the nine months ended September 30, 2024, we made a strategic decision to abandon certain capital projects included in construction in progress that no longer fit our core objectives and as a result we recognized a loss of $14.1 million; and
•decreased hedge gains in 2024 compared to 2023 associated with our derivatives.
Refer to Note 13 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.

Non-Operating Expenses, Net
Interest Expense, Net
Q3 2024 vs. Q3 2023
Interest expense, net decreased by $3.6 million, or 4.4%, to $78.8 million in the third quarter of 2024 compared to $82.4 million in the third quarter of 2023, primarily driven by the following:
•a decrease in net average borrowings outstanding (including the obligations under the inventory intermediation agreements which have an associated interest charge) of approximately $146.2 million in the third quarter of 2024 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the third quarter of 2023.
The decrease was partially offset by the following:
•an increase in the average effective interest rate of 22 basis points in the third quarter of 2024 compared to the third quarter of 2023 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding); and
•an increase in unrealized hedge losses associated with our interest rate swap.

51 |

Management's Discussion and Analysis
YTD 2024 vs. YTD 2023
Interest expense, net was $244.1 million in the nine months ended September 30, 2024, compared to $239.1 million for nine months ended September 30, 2023, an increase of $5.0 million, or 2.1% primarily due to the following:
•an increase in the average effective interest rate of 110 basis points during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding);
•debt extinguishment costs of $3.6 million in the nine months ended September 30, 2024 related to the payoff of the Delek Logistics Term Loan Facility and Delek Logistics 2025 Notes with proceeds from the Delek Logistics 2029 Notes issued in March 2024; and
•an increase in unrealized hedge losses associated with our interest rate swap.
The increase was partially offset by the following:
•a decrease in net average borrowings outstanding (including the obligations under the inventory intermediation agreements which have an associated interest charge) of approximately $275.0 million during the nine months ended September 30, 2024 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the nine months ended September 30, 2023; and

Results from Equity Method Investments
Q3 2024 vs. Q3 2023
We recognized income of $25.1 million from equity method investments during the third quarter of 2024, compared to $27.0 million for the third quarter of 2023, a decrease of $1.9 million.
YTD 2024 vs. YTD 2023
We recognized income from equity method investments of $77.4 million for the nine months ended September 30, 2024, compared to $67.1 million for the nine months ended September 30, 2023, an increase of $10.3 million. This increase was primarily driven by the following:
•an increase in income from our investment in W2W Holdings LLC to $26.0 million during the nine months ended September 30, 2024 from $18.2 million in the nine months ended September 30, 2023.

Income Taxes
Q3 2024 vs. Q3 2023
For the third quarter of 2024, we recorded an income tax benefit of $40.3 million compared to income tax expense of $29.1 million for the third quarter of 2023, primarily driven by the following:
•a decrease in pre-tax net income of $329.8 million; and
•our effective tax rates were 23.0% and 18.8% for the three months ended September 30, 2024 and 2023, respectively, due to the impact of fixed dollar permanent differences on the tax rate and changes to valuation allowances on certain attributes.
YTD 2024 vs. YTD 2023
For the nine months ended September 30, 2024, we recorded an income tax benefit of $56.7 million compared to income tax expense of $38.3 million for the nine months ended September 30, 2023, primarily driven by the following:
•a decrease in pre-tax net income of $474.9 million, and
•our effective tax rates were 22.3% and 17.3% for the nine months ended September 30, 2024 and 2023, respectively, due to the impact of fixed dollar favorable permanent differences on the tax rate and changes in valuation allowance on certain attributes.

52 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth selected information concerning our refining segment operations ($ in millions, except per barrel amounts):

Selected Refining Financial Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$3,027.8	$4,624.5	$9,443.3	$12,471.5
Cost of materials and other	2,862.3	4,167.8	8,852.6	11,409.9
Refining Margin	$165.5	$456.7	$590.7	$1,061.6

Operating expenses (excluding depreciation and amortization)	$145.0	$166.5	$459.4	$459.4

Refining segment EBITDA	$12.8	$295.7	$135.2	$613.0

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

53 |

Management's Discussion and Analysis
The cost to acquire the refined fuel products we sell to our wholesale customers in our logistics segment largely depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and government regulation.
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

Refinery Statistics
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Refining Segment
Days in period	92	92	274	273
Total sales volume - refined product (average bpd) (1)	309,175	307,626	312,075	295,141
Total production (average bpd)	303,882	303,399	302,858	287,375
Crude oil	295,350	294,726	291,042	275,310
Other feedstocks	12,245	11,222	15,727	14,815
Total throughput (average bpd):	307,595	305,948	306,769	290,125

Crude Slate: (% based on amount received in period)
WTI crude oil	69.4%	73.4%	70.9%	73.3%
Gulf Coast Sweet Crude	8.8%	3.3%	7.5%	4.0%
Local Arkansas crude oil	3.2%	4.0%	3.3%	4.1%
Other	18.6%	19.3%	18.3%	18.6%

Crude utilization (% based on nameplate capacity)	97.8%	97.6%	96.4%	91.2%

54 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Tyler, TX Refinery
Days in period	92	92	274	273
Products manufactured (average bpd):
Gasoline	35,962	35,615	36,620	30,750
Diesel/Jet	33,647	34,620	32,490	26,976
Petrochemicals, LPG, natural gas liquids ("NGLs")	3,429	3,429	2,432	2,409
Other	93	1,959	991	1,856
Total production	73,131	75,623	72,533	61,991
Throughput (average bpd):
Crude Oil	73,385	74,877	71,671	59,379
Other feedstocks	1,613	1,118	2,641	3,243
Total throughput	74,998	75,995	74,312	62,622
Per barrel of throughput:
Operating expenses	$4.61	$4.74	$4.90	$5.06
Crude Slate: (% based on amount received in period)
WTI crude oil	79.2%	76.8%	80.6%	78.1%
East Texas crude oil	19.6%	23.2%	19.0%	21.9%
Other	1.2%	—%	0.4%	—%

El Dorado, AR Refinery
Days in period	92	92	274	273
Products manufactured (average bpd):
Gasoline	34,887	39,361	38,350	37,213
Diesel	29,854	31,927	30,587	29,211
Petrochemicals, LPG, NGLs	1,317	1,875	1,301	1,564
Asphalt	9,046	7,893	8,849	7,418
Other	993	1,168	1,291	1,034
Total production	76,097	82,224	80,378	76,440
Throughput (average bpd):
Crude Oil	75,344	81,671	79,597	75,286
Other feedstocks	2,674	2,611	2,500	3,053
Total throughput	78,018	84,282	82,097	78,339
Per barrel of throughput:
Operating expenses	$5.01	$4.36	$4.61	$4.60
Crude Slate: (% based on amount received in period)
WTI crude oil	68.3%	71.9%	67.0%	67.6%
Local Arkansas crude oil	12.4%	13.4%	11.9%	14.8%
Other	19.3%	14.7%	21.1%	17.6%

55 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Big Spring, TX Refinery
Days in period	92	92	274	273
Products manufactured (average bpd):
Gasoline	34,510	29,274	32,925	33,755
Diesel/Jet	26,303	23,607	25,282	23,333
Petrochemicals, LPG, NGLs	5,160	3,723	4,630	3,299
Asphalt	3,176	2,220	2,703	1,833
Other	3,290	5,272	4,290	3,283
Total production	72,439	64,096	69,830	65,503
Throughput (average bpd):
Crude oil	68,746	61,046	65,856	62,733
Other feedstocks	3,817	3,865	4,638	3,834
Total throughput	72,563	64,911	70,494	66,567
Per barrel of refined throughput:
Operating expenses	$6.08	$8.37	$6.78	$7.61
Crude Slate: (% based on amount received in period)
WTI crude oil	68.9%	64.3%	70.5%	68.8%
WTS crude oil	31.1%	35.7%	29.5%	31.2%

Krotz Springs, LA Refinery
Days in period	92	92	274	273
Products manufactured (average bpd):
Gasoline	40,842	38,361	39,557	40,454
Diesel/Jet	32,879	30,653	31,203	31,794
Heavy Oils	1,559	5,461	1,773	4,239
Petrochemicals, LPG, NGLs	6,332	6,079	5,665	6,510
Other	602	902	1,919	446
Total production	82,214	81,456	80,117	83,443
Throughput (average bpd):
Crude Oil	77,875	77,132	73,918	77,912
Other feedstocks	4,141	3,628	5,948	4,686
Total throughput	82,016	80,760	79,866	82,598
Per barrel of throughput:
Operating expenses	$4.82	$5.00	$5.22	$5.00
Crude Slate: (% based on amount received in period)
WTI Crude	61.6%	79.8%	66.1%	79.0%
Gulf Coast Sweet Crude	32.8%	11.2%	28.6%	13.5%
Other	5.6%	9.0%	5.3%	7.5%
(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.

56 |

Management's Discussion and Analysis
Included in the refinery statistics above are the following sales to other segments:

Refinery Sales to Other Segments
	Three Months Ended September 30,		Nine Months Ended September 30,
(in barrels per day)	2024	2023	2024	2023

Big Spring refined product sales to other Delek segments	19,893	—	21,121	6,406

Pricing Statistics (average for the period presented)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

WTI — Cushing crude oil (per barrel)	$75.28	$82.51	$77.72	$77.37
WTI — Midland crude oil (per barrel)	$75.96	$83.85	$78.75	$78.63
WTS — Midland crude oil (per barrel)	$75.25	$83.01	$77.91	$77.34
LLS (per barrel)	$77.28	$84.88	$80.23	$79.82
Brent (per barrel)	$78.71	$85.92	$81.81	$81.96

U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$15.64	$32.39	$18.89	$30.15
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$15.27	$31.30	$18.26	$29.30
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$11.42	$19.48	$14.63	$16.64

U.S. Gulf Coast unleaded gasoline (per gallon)	$2.11	$2.58	$2.21	$2.44
Gulf Coast ultra-low sulfur diesel (per gallon)	$2.24	$2.97	$2.43	$2.74
U.S. Gulf Coast high sulfur diesel (per gallon)	$2.08	$2.04	$1.97	$1.80
Natural gas (per MMBTU)	$2.23	$2.66	$2.23	$2.57

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

57 |

Management's Discussion and Analysis
Refining Segment Operational Comparison of the Three and Nine Months Ended September 30, 2024 versus the Three and Nine Months Ended September 30, 2023
Revenues
Q3 2024 vs. Q3 2023
Revenues for the refining segment decreased by $1,596.7 million, or 34.5%, in the third quarter of 2024 compared to the third quarter of 2023. The decrease was primarily driven by the following:
•a decrease in the average price of U.S. Gulf Coast gasoline of 18.2% and ULSD of 24.6%;
•a decrease in wholesale activity; and
•a decrease in sales volumes (including purchased products).
These decreases were partially offset by the following:
•an increase in the average price of U.S. Gulf Coast HSD of 2.0%.
Net revenues included sales to our logistics segment of $84.6 million and $115.1 million for the three months ended September 30, 2024 and September 30, 2023, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2024 vs. YTD 2023
Revenues for the refining segment decreased $3,028.2 million, or 24.3%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily driven by the following:
•a decrease in the average price of U.S. Gulf Coast gasoline of 9.4% and ULSD of 11.3%; and
•a decrease in wholesale activity.
These decreases were partially offset by the following:
•an increase in sales volumes (including purchased products); and
•an increase in the average price of U.S. Gulf Coast HSD of 9.4%.
Revenues included sales to our logistics segment of $284.2 million and $298.3 million for the nine months ended September 30, 2024 and 2023, respectively. We eliminate this intercompany revenue in consolidation.
Cost of Materials and Other
Q3 2024 vs. Q3 2023
Cost of materials and other decreased by $1,305.5 million, or 31.3%, in the third quarter of 2024 compared to the third quarter of 2023. The decrease was primarily driven by the following:
•decreases in the cost of WTI Cushing crude oil, from an average of $82.51 per barrel to an average of $75.28, or 8.8%, and decreases in the cost of WTI Midland crude oil, from an average of $83.85 per barrel to an average of $75.96, or 9.4%;
•a decrease in wholesale activity;
•a decrease in RINs pricing;
•a decrease in sales volume (including purchased products): and
•a decrease in lease expense as a result of reclassification of certain fees with Delek Logistics from lease expense to interest expense under finance lease accounting.
YTD 2024 vs. YTD 2023
Cost of materials and other decreased $2,557.3 million, or 22.4%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was primarily driven by the following:
•a decrease in wholesale activity;
•a decrease in RINs pricing; and
•a decrease in lease expense as a result of reclassification of certain fees with Delek Logistics from lease expense to interest expense under finance lease accounting.
These decreases were partially offset by the following:
•an increase in sales volumes (including purchased products) primarily associated with Tyler Refinery operations which were negatively impacted in prior year as a result of turnaround activities.

58 |

Management's Discussion and Analysis
Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $111.3 million and $156.0 million during the three months ended September 30, 2024 and 2023, respectively. These costs and fees were $410.2 million and $413.2 million during the nine months ended September 30, 2024 and 2023, respectively. We eliminate these intercompany fees in consolidation.

Refining Margin
Q3 2024 vs. Q3 2023
Refining segment margin decreased by $291.2 million, or 63.8%, in the third quarter of 2024 compared to the third quarter of 2023, with a refining margin percentage of 5.5% as compared to 9.9% for the third quarter of 2024 and 2023, respectively, primarily driven by the following:
•a 51.7% decrease in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 51.2% decrease in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery) and a 41.4% decrease in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery); and
•a decrease in sales volume (including purchased products).
These decreases were partially offset by the following:
•lower RINs pricing; and
•a decrease in lease expense as a result of reclassification of certain fees with Delek Logistics from lease expense to interest expense under finance lease accounting.
YTD 2024 vs. YTD 2023
Refining margin decreased by $470.9 million, or 44.4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, with a refining margin percentage of 6.3% as compared to 8.5% for the nine months ended September 30, 2024 and 2023, respectively, primarily driven by the following:
•a 37.3% decrease in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 37.7% decrease in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery) and a 12.1% decrease in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery).
These decreases were partially offset by the following:
•an increase in sales volumes primarily associated with Tyler Refinery operations which were negatively impacted in prior year as a result of turnaround activities;
•lower RINs pricing; and
•a decrease in lease expense as a result of reclassification of certain fees with Delek Logistics from lease expense to interest expense under finance lease accounting.

Operating Expenses
Q3 2024 vs. Q3 2023
Operating expenses decreased by $21.5 million, or 12.9%, in the third quarter of 2024 compared to the third quarter of 2023. The decrease in operating expenses was primarily driven by the following:
•lower natural gas costs, outside services and insurance costs.
YTD 2024 vs. YTD 2023
Operating expenses were flat in the nine months ended September 30, 2024, compared to nine months ended September 30, 2023.

EBITDA
Q3 2024 vs. Q3 2023
EBITDA decreased by $282.9 million, or 95.7%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a decrease in refining margin driven by decreased crack spreads and decreased sales volume (including purchased products), partially offset by a decrease in lease expense as a result of reclassification of certain fees with Delek Logistics from lease expense to interest expense under finance lease accounting.

59 |

Management's Discussion and Analysis
YTD 2024 vs. YTD 2023
EBITDA decreased by $477.8 million, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to a decrease in refining margin driven by decreased crack spreads, partially offset by an increase in sales volume, an increase in insurance and third party proceeds related to the fires in 2021 and 2022 and a decrease in lease expense as a result of reclassification of certain fees with Delek Logistics from lease expense to interest expense under finance lease accounting.

60 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Selected Logistics Financial and Operating Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$214.1	$275.9	$730.8	$766.3
Cost of materials and other	$117.5	$150.6	$379.3	$404.8
Operating expenses (excluding depreciation and amortization)	$28.0	$33.0	$89.5	$86.7
EBITDA	$68.6	$96.5	$268.9	$278.8

Operating Information:
Gathering & Processing: (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	68,430	70,153	71,576	64,835
Refined products pipelines	55,283	63,991	59,681	54,686
SALA Gathering System	13,886	14,774	12,113	13,935
East Texas Crude Logistics System	35,891	36,298	26,319	29,928
Midland Gathering Assets	185,179	248,443	201,796	230,907
Plains Connection System	188,421	250,550	218,323	248,763
Delaware Gathering Assets:
Natural gas gathering and processing (Mcfd) (1)	75,719	69,737	76,092	72,569
Crude oil gathering (average bpd)	125,123	111,973	124,190	110,935
Water disposal and recycling (average bpd)	123,856	99,158	120,360	104,920
Midland Water Gathering System: (2)
Water disposal and recycling (average bpd)	100,335	—	100,335	—

Wholesale Marketing & Terminalling:
East Texas - Tyler refinery sales volumes (average bpd) (3)	70,172	69,178	69,246	57,894
Big Spring wholesale marketing throughputs (average bpd)	22,700	81,617	60,109	78,399
West Texas wholesale marketing throughputs (average bpd)	6,552	10,692	5,276	9,871
West Texas wholesale marketing margin per barrel	$3.38	$9.64	$2.85	$8.76
Terminalling throughputs (average bpd) (4)	160,849	121,430	152,272	116,455
(1)     Mcfd - average thousand cubic feet per day.
(2)     2024 volumes include volumes from September 11, 2024 through September 30, 2024.
(3)     Excludes jet fuel and petroleum coke.
(4)     Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, El Dorado and North Little Rock, Arkansas terminals and Memphis and Nashville, Tennessee terminals.

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

61 |

Management's Discussion and Analysis
Logistics Segment Operational Comparison of the Three and Nine Months Ended September 30, 2024 versus the Three and Nine Months Ended September 30, 2023
Revenues
Q3 2024 vs. Q3 2023
Net revenues decreased by $61.8 million, or 22.4%, in the third quarter of 2024 compared to the third quarter of 2023, primarily driven by:
•decreased revenue of $36.2 million in our West Texas marketing operations driven by decreases in volumes sold, a decrease in average sales prices per gallon and decrease in RINs revenue:
◦the volumes of gasoline and diesel sold decreased by 4.7 million and 0.5 million gallons, respectively;
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.42 and $0.71 per gallon, respectively;
◦RINs revenue decreased from $3.5 million in the third quarter of 2023 to $1.3 million in the third quarter of 2024, due to decrease in RINs prices; and
•decreased revenue of $13.3 million and $8.3 million in gathering and processing and storage and transportation operations, respectively, due to recording certain throughput and storage fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period.
Net revenues included sales to our refining segment of $111.3 million and $156.0 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and sales to our other segment of $0.4 million and $0.4 million for the three months September 30, 2024 and 2023, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2024 vs. YTD 2023
Net revenues decreased by $35.5 million, or 4.6%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily driven by the following:
•decreased revenue of $28.7 million in our West Texas marketing operations primarily driven by a decrease in average sales prices per gallon and decrease in RINs revenue, partially offset by increases in volumes sold:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.33 and $0.36 per gallon, respectively; and
◦RINs revenue decreased from $9.1 million in the nine months ended September 30, 2023 to $3.7 million in the nine months ended September 30, 2024, due to decrease in RINs prices; and
◦the volumes of gasoline and diesel sold increased by 2.9 million and 3.4 million gallons, respectively.
•decreased revenue of $10.4 million and $8.6 million in gathering and processing and storage and transportation operations, respectively, due to recording certain throughput and storage fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period; and
•partially offset by increase in terminalling and marketing revenue primarily due to increased volumes and rate increases.
Revenues included sales to our refining segment of $410.2 million and $413.2 million for the nine months ended September 30, 2024 and 2023, respectively, and sales to our other segment of $1.2 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Q3 2024 vs. Q3 2023
Cost of materials and other for the logistics segment decreased by $33.1 million, or 22.0%, in the third quarter of 2024 compared to the third quarter of 2023. The decrease was primarily driven by the following:
•decreased costs of materials and other of $29.4 million in our West Texas marketing operations primarily driven by decreases in the volumes and average cost per gallon of gasoline and diesel sold:
◦the volumes of gasoline and diesel sold decreased by 4.7 million and 0.5 million gallons, respectively; and
◦the average cost per gallon of gasoline and diesel sold decreased by $0.23 per gallon and $0.73 per gallon, respectively.
Our logistics segment purchased product from our refining segment of $84.6 million and $115.1 million for the three months ended September 30, 2024 and September 30, 2023, respectively. We eliminate these intercompany costs in consolidation.

62 |

Management's Discussion and Analysis
YTD 2024 vs. YTD 2023
Cost of materials and other for the logistics segment decreased by $25.5 million, or 6.3%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was primarily driven by the following:
•decreased costs of materials and other of $13.2 million in our West Texas marketing operations primarily driven by decreased costs per gallon, partially offset by increases in the average volumes of gasoline and diesel sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.20 per gallon and $0.31 per gallon, respectively;
◦the volumes of gasoline and diesel sold increased by 2.9 million and 3.4 million gallons, respectively; and
•decrease of $8.0 million in our gathering and processing segment driven primarily by lower natural gas costs.
Our logistics segment purchased product from our refining segment of $284.2 million and $298.3 million for the nine months ended September 30, 2024 and 2023, respectively. We eliminate these intercompany costs in consolidation.

Operating Expenses
Q3 2024 vs. Q3 2023
Operating expenses decreased by $5.0 million, or 15.2%, in the third quarter of 2024 compared to the third quarter of 2023, primarily driven by a decrease in outside services.
YTD 2024 vs. YTD 2023
Operating expenses increased by $2.8 million, or 3.2%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by an increase in contract services.

63 |

Management's Discussion and Analysis
EBITDA
Q3 2024 vs. Q3 2023
EBITDA decreased by $27.9 million, or 28.9%, in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by recording certain throughput and storage fees in interest income due to sales-type lease accounting that were previously recorded as revenue in prior year period.
YTD 2024 vs. YTD 2023
EBITDA decreased by $9.9 million, or 3.6%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by recording certain throughput and storage fees in interest income due to sales-type lease accounting that were previously recorded as revenue in prior year period, partially offset by higher terminalling and marketing fees due to rate increases as well as higher throughput volumes primarily associated with the Tyler Refinery operations which were negatively impacted in the prior year as a result of turnaround activities.

64 |

Management's Discussion and Analysis
Liquidity and Capital Resources
Sources of Capital
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At September 30, 2024 our total liquidity amounted to $2,582.2 million comprised primarily of $1,544.6 million in unused credit commitments under our revolving credit facilities (as discussed in Note 10 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) and $1,037.6 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends and fund operational capital expenditures. On October 30, 2024, our Board of Directors approved a quarterly cash dividend of $0.255 per share of our common stock.
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
As of September 30, 2024, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Term Loan Credit Facility (see further discussion in Note 10 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q). Additionally, we were in compliance with covenants during the quarter ended September 30, 2024. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may pay dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to): available borrowings under our existing Delek Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Revolving Facility; the allowance to incur an additional $400.0 million of secured debt under the Delek Term Loan Credit Facility (see further discussion of these facilities in Note 10 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks or joint ventures, as otherwise contemplated and allowed under our incurrence covenants.
Cash Position and Indebtedness
As of September 30, 2024, our total cash and cash equivalents were $1,037.6 million and we had total long-term indebtedness of approximately $2,789.4 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $53.9 million. Additionally, we had letters of credit issued of approximately $270.5 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $1,544.6 million. The increase of $186.0 million in total long-term principle indebtedness as of September 30, 2024 compared to December 31, 2023 resulted primarily from issuance of the Delek Logistics 2029 Notes, partially offset by a decrease in net borrowings under the Delek Logistics Revolving Facility, payment of the outstanding balance of the Delek Logistics Term Loan Facility, and extinguishment of the Delek Logistics 2028 Notes. As of September 30, 2024, our total long-term indebtedness (as defined in Note 10 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) consisted of the following:
•the Delek Revolving Credit Facility with no outstanding borrowings (maturity of October 26, 2027);
•aggregate principal of $933.4 million under the Delek Term Loan Credit Facility (maturity of November 19, 2029 and effective interest of 8.90%);
•aggregate principal of $454.9 million under the Delek Logistics Revolving Facility (maturity of October 13, 2027 and average borrowing rate of 7.70%);
•aggregate principal of $400.0 million under the Delek Logistics 2028 Notes (due in 2028, with effective interest rate of 7.38%);
•aggregate principal of $1,050.0 million under the Delek Logistics 2029 Notes (due in 2029, with effective interest rate of 8.90%); and
•aggregate principal of $5.0 million under the United Community Bank Revolver (maturity of June 30, 2026 and average borrowing rate of 7.50%).

65 |

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
On April 17, 2024, Delek Logistics sold $200 million in aggregate principal amount of additional 8.625% senior notes due 2029 at 101.25% and on August 16, 2024, the Co-issuers sold $200.0 million in aggregate principal amount of additional 8.625% senior notes due 2029 at 103.25%. The net proceeds were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
See Note 10 to our accompanying condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for additional information about our separate debt and credit facilities.
Additionally, we utilize other financing arrangements to finance operating assets and/or, from time to time, to monetize other assets that may not be needed in the near term, when internal cost of capital and other criteria are met. Such arrangements include our inventory intermediation arrangement, which finances a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs or other non-inventory product financing liabilities and funded letters of credit. Our inventory intermediation obligation with Citigroup Energy Inc. ("Citi") was $388.9 million at September 30, 2024. See Note 9 of the accompanying condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for additional information about our inventory intermediation agreement. Our product financing liabilities consisted primarily of RIN financings as of September 30, 2024, and totaled $163.9 million, all of which is due in the next 12 months. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of our December 31, 2023 Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Cash Requirements" section below.
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
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Nine Months Ended September 30,
	2024	2023
Cash Flow Data:
Operating activities - continuing operations	$78.9	$891.7
Operating activities - discontinued operations	17.8	31.1
Total Operating activities	96.7	922.8
Investing activities - continuing operations	(387.4)	(320.6)
Investing activities - discontinued operations	361.7	(18.0)
Total Investing activities	(25.7)	(338.6)
Financing activities - continuing operations	144.4	(523.8)
Financing activities - continuing operations	—	—
Total Financing activities	144.4	(523.8)
Net (decrease) increase	$215.4	$60.4

Cash Flows from Operating Activities
Continuing Operations
Net cash provided by operating activities from continuing operations was $78.9 million for the nine months ended September 30, 2024, compared to $891.7 million for the comparable period of 2023. Decreases were a result of cash receipts from customers and cash payments to suppliers and for salaries resulting in a net $824.5 million decrease in cash provided by operating activities, an increase in cash paid for debt interest of $1.2 million, partially offset by a decrease in cash paid for taxes of $4.8 million.

66 |

Management's Discussion and Analysis
Discontinued Operations
Net cash provided by operating activities from discontinued operations include the Retail Stores business income.
Cash Flows from Investing Activities
Continuing Operations
Net cash used in investing activities from continuing operations was $387.4 million for the nine months ended September 30, 2024, compared to $320.6 million in the comparable period of 2023. The increase in cash flows used in investing activities was primarily due to $229.5 million acquisition of H2O Midstream of which $159.5 million was paid in cash, purchase of an additional 0.6% indirect investment in Wink to Webster Pipeline LLC for $18.6 million, partially offset by an $83.1 million decrease in purchases of property, plant and equipment, substantially driven by maintenance projects associated with the Tyler turnaround in 2023 and a $14.0 million increase in insurance proceeds in 2024.
Discontinued Operations
Net cash provided by investing activities from discontinued operations in 2024 primarily includes the $381.7 million net proceeds from the sale of the Retail Stores, partially offset by cash used for Retail Stores capital expenditures of $19.8 million.
Cash Flows from Financing Activities
Continuing Operations
Net cash provided by financing activities from continuing operations was $144.4 million for the nine months ended September 30, 2024, compared to cash used of $523.8 million in the comparable 2023 period. The decrease in cash used was primarily due to the receipt of net proceeds of $132.2 million from the Delek Logistics' public offering of common units in the nine months ended September 30, 2024, net proceeds from term debt of $520.6 million for the nine months ended September 30, 2024 compared to net payments on term debt of $18.4 million in the comparable 2023 period, primarily related to the issuance of the Delek Logistics 2029 Notes and the related repayment of the Delek Logistics Term Loan Facility, a decrease in net payments on long-term revolvers of $78.4 million and Delek Logistics 2025 Notes and a decrease of $45.4 million in share buybacks.
These decreases in cash flows were partially offset by an increase in net payments from product and other financing arrangements of $38.5 million, the receipt of settlement proceeds of $58.0 million during the first quarter of 2023 associated with the termination of the J. Aron Supply & Offtake Agreements (as defined in Note 2 to the audited consolidated financial statements included in Item. 8 Financial Statements and Supplementary Data, of our December 31, 2023 Annual Report on Form 10-K) and origination of the Citi Inventory Intermediation Agreement (as defined in Note 9 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) and an increase of $16.8 million related to the payment of deferred financing costs primarily related to the issuance of the Delek Logistics 2029 Notes.
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the nine months ended September 30, 2024, by operating segment and major category (in millions):

	2024 Forecast (1)	Nine Months Ended September 30, 2024 Actual (1) (2)
Refining
Regulatory	$42	$33.6
Sustaining maintenance, including turnaround activities	163	92.4
Growth projects	15	0.2
Refining segment total	220	126.2
Logistics
Regulatory	5	1.1
Sustaining maintenance	15	6.8
Growth projects	50	29.3
Logistics segment total	70	37.2
Corporate and Other
Regulatory	2	—
Sustaining maintenance	23	15.9
Growth projects	—	1.9
Other total	25	17.8
Total capital spending	$315	$181.2

67 |

Management's Discussion and Analysis
(1) Excludes estimated 2024 costs of $90.0 million to $100.0 million and actual 2024 costs of $53.4 million related to the new Delek Logistics natural gas processing plant. Refer to 'Other 2024 Developments' section of Item 2. Management's Discussion and Analysis, of this Quarterly Report on Form 10-Q for further information.
(2) Excludes a $10.0 million land purchase in connection with a settlement that was in litigation related to a property that we historically operated as an asphalt and marine fuel terminal. Refer to Note 13 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.

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
Cash Requirements
Long-Term Cash Requirements Under Contractual Obligations
Information regarding our known cash requirements under contractual obligations of the types described below as of September 30, 2024, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long-term debt and notes payable obligations	$9.5	$478.9	$1,469.0	$885.9	$2,843.3
Interest (1)	227.2	450.6	363.2	9.4	1,050.4
Operating lease commitments (2)	50.4	53.6	12.0	7.8	123.8
Purchase commitments (3)	437.9	—	—	—	437.9
Product financing agreements (4)	163.9	—	—	—	163.9
Transportation agreements (5)	198.7	323.7	204.4	223.8	950.6
Inventory intermediation obligation (6)	39.5	15.7	—	—	55.2
Retail Stores obligations (7)	8.6	17.2	17.5	10.4	53.7
Total	$1,135.7	$1,339.7	$2,066.1	$1,137.3	$5,678.8
(1) Expected interest payments on debt outstanding at September 30, 2024. Floating interest rate debt is calculated using September 30, 2024 rates. For additional information, see Note 10 to the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of September 30, 2024.
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
(4) Balances consist of obligations under RINs product financing arrangements, as described in Note 13 to the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q and further discussed in the ''Environmental Credits and Related Regulatory Obligations" accounting policy included in Note 2 to our consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of our December 31, 2023 Annual Report on Form 10-K.
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
(7) Amounts reflect a rebate arrangement included in the long-term agreement with FEMSA entered into in conjunction with the Retail Transaction as well as certain underground storage tank cleanup obligations. For additional information, see Note 4 to the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

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

68 |

Management's Discussion and Analysis
Refer to the cash flow section for our operating activities spend during the nine months ended September 30, 2024. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity.
Refer to the 'Capital Spending' section for our capital expenditures for the nine months ended September 30, 2024 and our anticipated cash requirements for planned capital expenditures for the full year 2024.

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
The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are discussed separately below), as of September 30, 2024 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2024	2025
Contracts not designated as hedging instruments:
Crude oil price swaps - long (1)	$(5.6)	5,496,000	5,496,000	—
Crude oil price swaps - short (1)	3.2	5,079,000	5,079,000	—
Inventory, refined product and crack spread swaps - long (1)	(0.8)	8,342,250	8,067,250	275,000
Inventory, refined product and crack spread swaps - short (1)	0.9	9,087,250	9,087,250	—
Natural gas swaps - long (3)	(0.4)	2,002,500	1,255,000	747,500
Natural gas swaps - short (3)	0.2	2,002,500	1,255,000	747,500
RINs commitment contracts - long (2)	(1.1)	43,593,000	23,593,000	20,000,000
Total	$(3.6)
(1) Volume in barrels.
(2) Volume in RINs.
(3) Volume in MMBtu.

69 |

Management's Discussion and Analysis
Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $1,393.3 million as of September 30, 2024.
We help manage this risk through interest rate swap agreements that we may periodically enter into in order to modify the interest rate characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. We expect that any interest rate derivatives held would reduce our exposure to short-term interest rate movements. As of September 30, 2024, we had one floating-to-fixed interest rate derivative agreement in place for a notional amount of $500.0 million, which all mature in November 2027. The estimated fair value of our interest rate derivative liability was $5.2 million as of September 30, 2024.
The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt, after considering the interest rate swap, outstanding as of September 30, 2024 would be to change interest expense by approximately $8.9 million.
We also have interest rate exposure in connection with our Inventory Intermediation Agreement under which we pay a time value of money charge based on Secured Overnight Financing Rate.
Commodity Derivatives Trading Activities
From time to time, we enter into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, and futures contracts. These trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts are classified as held for trading and are recognized at fair value with changes in fair value recognized in the income statement. We had no outstanding trading commodity derivative contracts as of September 30, 2024.

70 |

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
We acquired H2O Midstream effective September 11, 2024, and have included the operating results and assets and liabilities of H2O Midstream in our condensed consolidated financial statements as of September 30, 2024. As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Company’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of H2O Midstream. We are currently in the process of integrating the H2O Midstream operations, control processes and information systems into our systems and control environment.
Other than the acquisition of H2O Midstream, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

71 |

Other Information
Part II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including, environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 13 to our accompanying condensed consolidated financial statements, which is incorporated by reference in this Item 1, for additional information. Aside from the disclosure updated in Note 13, there have been no material developments to the proceedings previously reported in our Annual Report on Form 10-K filed on February 28, 2024.
ITEM 1A. RISK FACTORS
There were no material changes during the nine months ended September 30, 2024 to the risk factors identified in the Company’s fiscal 2023 Annual Report on Form 10-K, except as follows:
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
On September 11, 2024, Delek Logistics closed the previously announced acquisition of H2O Midstream. The H2O Midstream acquisition will require management to devote significant attention and resources to integrating the H2O Midstream business with our business. Potential difficulties that may be encountered in the integration process include, among others:
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

72 |

Risk Factors
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended September 30, 2024 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act (inclusive of all purchases that have settled as of September 30, 2024).

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2024	—	$—	—	$185.1
August 1 - August 31, 2024	942,329	21.22	942,329	$165.1
September 1 - September 30, 2024 (1)	—	—	—	$565.1
Total	942,329	$21.22	942,329	N/A
(1)     On September 3, 2024, the Board of Directors approved a $400.0 million increase in the share repurchase authorization. (See further discussion in Note 19 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).
On November 6, 2024, the Company’s Board of Directors approved the following Board and management appointments.
Board Chair Appointment
The Board determined that, upon the expiration of Uzi Yemin’s term as Executive Chair of the Board on January 1, 2025, Mr. Yemin will thereafter continue to serve as Chair of the Board in a non-executive capacity. As Chair of the Board, Mr. Yemin will participate in the Company’s compensation program for non-employee directors and will receive an additional annual Chair fee of $150,000.
Appointment of Chief Financial Officer
The Board determined that Mark Hobbs will succeed Reuven Spiegel as the Company’s Executive Vice President and Chief Financial Officer, effective as of March 1, 2025. At that time, Mr. Spiegel will transition to the role of Executive Vice President, Special Projects. Mr. Hobbs, age 54, has been serving as the Company’s Executive Vice President Corporate Development since October 2022. Prior to joining the Company, he was a Managing Director in investment banking at Citigroup serving as Global Head of Downstream sector coverage since 2011 and as a member of the Clean Energy Transition group since 2021. From 2004 through 2011, Mr. Hobbs was a member of the Global Energy Group at UBS based in Houston and in London from 2009 until 2011 as Head of Europe, Middle East, and Africa energy coverage. Mr. Hobbs was previously an energy investment banker in Houston with both Morgan Stanley and CS First Boston. Mr. Hobbs holds an undergraduate degree from the University of Texas at Austin and an MBA from Columbia Business School in New York.
There are no transactions between Mr. Hobbs and the Company that would be reportable under Item 404(a) of Regulation S-K.
Amendments to Executive Employment Agreements
In connection with Mr. Hobbs’ appointment as Executive Vice President and Chief Financial Officer, the Human Capital and Compensation Committee of the Board (the “HCC Committee”) approved an Executive Employment Agreement for Mr. Hobbs which provides for base compensation of $570,000, an annual target bonus opportunity at 90% of base compensation and an annual long term incentive award valued at $1,000,000.
In connection with Mr. Spiegel’s transition to Executive Vice President, Special Projects, the HCC Committee approved an amendment to Mr. Spiegel’s Executive Employment Agreement which extends the term through December 31, 2025 and provides for base compensation of $330,000, an annual target bonus opportunity at 75 % of base compensation, an equity grant valued at $247,500 of time vesting RSUs that will vest quarterly through December 31, 2025 and a cash severance payment of $300,000 paid in January 2025. The Company also agreed to provide Mr. Spiegel with a one year consulting agreement in January 2026 with annual base compensation of $400,000.
The HCC Committee and the Board approved an amendment to the Executive Employment Agreement with Avigal Soreq, our Chief Executive Officer and President, which extends the term of his current Executive Employment Agreement through June 12, 2028 . In light of the extension, the HCC Committee also increased Mr. Soreq’s annual long term incentive by $1,000,000 with no change in his annual base salary or annual bonus; provided that Mr. Soreq would only receive accrued compensation and benefits if Mr. Soreq terminates employment without Good Reason and with six months written notice and provided that Mr. Soreq’s equity awards would vest in full in the event Mr. Soreq terminates his employment at such time when his age plus years of service with the Company equals or exceeds 65.

73 |

Other Information
The Board approved the appointment of Joseph Israel to Executive Vice President, President, Refining and Renewables. In connection with such appointment, the HCC Committee authorized a grant of $1,000,000 of time based vesting RSUs and approved an amendment to the Employment Agreement with Mr. Israel which provides for base compensation of $600,000, an annual target bonus opportunity at 90% of base compensation and provides for an annual long term incentive award valued at $1,200,000.
The HCC Committee also approved an amendment to the Executive Employment Agreement with Denise McWatters, our Executive Vice President, General Counsel and Corporate Secretary, which provides for base compensation of $470,000, an annual target bonus opportunity at 75% of base compensation and a grant of $750,000 of time vesting RSUs that will vest quarterly through June 30, 2026. The Company also agreed to provide Ms. McWatters with a one year consulting agreement in July 2026 with annual base compensation of $250,000.

74 |

ITEM 6. EXHIBITS

Exhibit No.		Description

2.1
Membership Interest Purchase Agreement, dated July 31, 2024, by and between Alon Brands, Inc. and Emprex Proximity LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 6, 2024).

2.2
Contribution Agreement dated August 5, 2024, between Delek US Energy, Inc. and Delek Logistics Partners, LP. (incorporated by reference to Exhibit 2.2 to the Company’s Form 10-Q filed on August 7, 2024).

4.1
Second Supplemental Indenture, dated as of August 16, 2024, among Delek Logistics, LP, Delek Logistics Finance Corp., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.3 to Delek Logistics' Current Report on Form 8-K filed on August 16, 2024).

10.1
Fourth Amended and Restated Omnibus Agreement dated August 5, 2024, among Delek US Holdings, Inc., Delek Refining, Ltd., Lion Oil Company, LLC, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Marketing & Supply, LP, DKL Transportation, LLC, Delek Logistics Operating, LLC, and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2024).

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

101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and September 30, 2023 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2024 and 2023 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

#	Filed herewith
##	Furnished herewith

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

Dated: November 7, 2024

76 |