Form 10-K
period 2024-12-31
Delek US Holdings, Inc.
filed 2025-02-26
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 18 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 4262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates as of June 28, 2024 was approximately $1,561,196,000, based upon the closing sale price of the registrant's common stock on the New York Stock Exchange on that date. For purposes of this calculation only, all directors and officers subject to Section 16(b) of the Securities Exchange Act of 1934 are deemed to be affiliates.
At February 20, 2025, there were 62,513,232 shares of the registrant's common stock, $.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).
Documents incorporated by reference
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents
Delek US Holdings, Inc.
Annual Report on Form 10-K
For the Annual Period Ending December 31, 2024

2 |

PART I
Delek US Holdings, Inc. is a registrant pursuant to the Securities Act of 1933 and is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "DK." Effective July 1, 2017, we acquired the outstanding common stock of Alon USA Energy, Inc. ("Alon") (the "Delek/Alon Merger"), resulting in a new post-combination consolidated registrant renamed as Delek US Holdings, Inc.
Unless otherwise noted or the context requires otherwise, the terms "we," "our," "us," "Delek" and the "Company" are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries for all periods presented. Our business consists of two operating segments: refining and logistics.
As of December 31, 2024, we owned a 66.3% limited partner interest as well as a non-economic general partner interest in Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), a publicly-traded master limited partnership that we formed in April 2012.
Statements in this Annual Report on Form 10-K, other than purely historical information, including statements regarding our plans, strategies, objectives, beliefs, expectations and intentions are forward-looking statements. Forward-looking statements include, among other things, statements that refer to the acquisition of H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC ("H20 Midstream") (the "H2O Midstream Acquisition") and the acquisition of Gravity Water Intermediate Holdings LLC ("Gravity") (the "Gravity Acquisition"), including any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, the information concerning possible future results of operations, business and growth strategies, including as the same may be impacted by any ongoing military conflict, such as the war between Russia and Ukraine ("the Russia-Ukraine War"), financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions or dispositions, including the sale of our Retail Stores, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, including those discussed below and in Item 1A. Risk Factors, which may cause actual results to differ materially from the forward-looking statements. See also "Forward-Looking Statements" included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.
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
Gulf Coast 2-1-1 crack spread - A crack spread expressed in dollars per barrel, reflecting the approximate gross margin resulting from processing, or "cracking", one barrel of crude oil into one-half barrel of gasoline and one-half barrel of high sulfur diesel. The 2-1-1 crack spread is a general industry standard utilized by our Krotz Springs refinery.

4 |

Glossary of Terms

Gulf Coast 3-2-1 crack spread - A crack spread, expressed in dollars per barrel, reflecting the approximate gross margin resulting from processing, or "cracking", one barrel of crude oil into two-thirds barrel of gasoline and one-third barrel of ultra-low sulfur diesel. The 3-2-1 crack spread is a general industry standard utilized by our Big Spring refinery.
Gulf Coast 5-3-2 crack spread - A crack spread, expressed in dollars per barrel, reflecting the approximate gross margin resulting from processing, or "cracking", one barrel of crude oil into three-fifths barrel of gasoline and two-fifths barrel of ultra-low sulfur diesel. The 5-3-2 crack spread is a general industry standard utilized by our Tyler and El Dorado refineries.
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
PPB - Parts per billion.
PPM - Parts per million.
RCRA - Resource Conservation and Recovery Act.
Refining margin, refined product margin - Refining margin or refined product margin is measured as gross margin (which we define as sales minus cost of sales) adjusted for operating expenses and depreciation and amortization included in cost of sales and is used as a metric to assess a refinery's product margins against market crack spread trends.
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
•Our ongoing study of strategic options to unlock and enhance stockholder value poses additional risks to our business.
•We may not be able to successfully execute our strategy of growth through acquisitions.
•Acquisitions involve risks that could cause our actual growth or operating results to differ adversely compared with our expectations.
•We may not enter into a cost sharing agreement with the DOE’s Office of Clean Energy Demonstrations.
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

7 |

Summary of Risk Factors
•Our Tyler refinery primarily distributes refined petroleum products via truck or rail. We do not have the ability to distribute these products into markets outside our local market via pipeline.
•An increase in competition, and/or reduction in demand in the markets in which we purchase feedstocks and sell our refined products, could increase our costs and/or lower prices and adversely affect our sales and profitability.
•Compliance with and changes in tax laws could adversely affect our performance.
•Adverse weather conditions or other unforeseen developments could damage our facilities, reduce demand for our products and services and impair our ability to produce and deliver refined petroleum products.
•Our operating results are seasonal and generally lower in the first and fourth quarters of the year for our refining and logistics segments. We depend on favorable weather conditions in the spring and summer months.
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
•Our business requires us to make significant capital expenditures and to maintain and improve our refineries and logistics assets.
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

8 |

Business and Properties
PART I
ITEMS 1 and 2.    BUSINESS and PROPERTIES
Company Overview
We are an integrated downstream energy business focused on petroleum refining ("Refining" or our "refining segment") and the transportation, storage and wholesale distribution of crude oil, intermediate and refined products ("Logistics" or our "logistics segment"). Delek US Holdings, Inc., a Delaware corporation formed in 2016 (a successor to the original Delek US Holdings, Inc. which was a Delaware corporation originally formed in 2001), operates through its consolidated subsidiaries, which include Delek US Energy, Inc. (and its subsidiaries) ("Delek Energy") and Alon (and its subsidiaries).
The following map outlines the geography of our integrated downstream energy structure as of December 31, 2024:

NASHVILLE
BRENTWOOD
MEMPHIS
CUSHING
WOODFORD BASIN
LITTLE ROCK
PERMAIN BASIN
RED RIVER
EL DORADO
MID VALLEY
DDG
BIG SPRING
BASIN
ARP STATION
BKEP
LONGVIEW
NETTLETON STATION
CADDO
TUSCON
RIO
DALLAS
WEST TEXAS GULF
LOLA
EL PASO
TYLER
WINK TO WEBSTER
PALINE
MILLENNIUM
ST. JAMES
SAN ANGELO
KROTZ SPRINGS
AMDEL
NEW ORLEANS
BEAUMONT
FREEPORT
EAGLE FORD BASIN
DELEK REFINERIES
DKL TERMINAL
DKL - CRUDE/GAS LOCATIONS
DELEK ASPHALT TERMINAL
DELEK RENEWABLES
THIRD-PARTY TERMINAL
DKL CRUDE PIPELINE
DKL JOINT VENTURE CRUDE PIPELINES
THIRD-PARTY CRUDE PIPELINES
THIRD-PARTY PRODUCT PIPELINES
LONGVIEW, TEXAS
CORPORATE HEADQUARTERS
H20 MIDSTREAM
GRAVITY

9 |

Business and Properties

Refining	Logistics
302,000 bpd total capacity:	9 light product distribution terminals
Tyler, TX	Approximately 2,204 miles of crude oil and refined products pipeline (2)
El Dorado, AR	Approximately 11.2 million barrels of active shell capacity
Big Spring, TX	Approximately 310,000 bpd of water disposal capacity
Krotz Springs, LA	Approximately 88 MMcf/d of gas processing capacity
WTI primary crude oil supply - 228,000 bpd	Crude oil pipeline joint ventures:
Biodiesel facilities with 40 million gallons total	Red River Pipeline Company LLC
annual capacity(1):	Caddo Pipeline LLC
Crossett, AR	Andeavor Logistics RIO Pipeline LLC
Cleburne, TX	Wink to Webster Holdings, LLC
New Albany, MS	West Texas wholesale:
Sale of refined products through terminals
(1)    During the second quarter of 2024, we made the decision to idle these biodiesel facilities, while exploring viable and sustainable alternatives. Those alternatives could include restarting if market conditions improve, marketing for sale or permanently closing any of the facilities. See Note 20 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(2)    Includes approximately 240 miles of leased capacity and 489 miles of gathering system pipeline which is decommissioned.

Our Vision
It is vitally important that our strategic objectives, especially in view of the evolutionary direction of our macroeconomic and geopolitical environment, involves a process of continuous evaluation of our business model in terms of cost structure, as well as long-term economic and operational sustainability. We are operating in a mature industry (the production, logistics and marketing of hydrocarbons and hydrocarbon-based refined products), with increasingly difficult operational and regulatory challenges and, likewise, pressure on operating costs/gross margins as well as the availability and cost of capital. More consolidation in our industry is expected from increased cost pressures due in part to the regulatory environment continuing to move towards reducing carbon emissions and transitioning to renewable energy in the long term; however, we believe we are uniquely positioned as a leader of operating and excelling in niche markets and could continue capitalizing on and growing our integrated business model. In order to compete under historic environmental and regulatory changes, companies in our industry will need to be adaptive, forward-thinking and strategic in their approach to long-term sustainability.
The emphasis on environmental responsibility and long-term economic and environmental sustainability has increased. Demand for additional transparency continues to evolve. As we evaluate our current sustainability and ESG positioning in the market, we also seek to integrate a broader sustainability view to all of our activities, both operational and strategic. We have developed overarching key objectives that guide us when we formulate our strategic plans.
Core Values
Our culture is guided by our core values. These core values are integrated into daily operations, fostering a culture of continuous improvement and alignment with our strategic goals.

10 |

Business and Properties
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
Evolving Strategic View
Historically, we have grown through acquisitions in both of our segments. Our business strategy has been focused on capitalizing on and growing our integrated business model in ways that allow us to participate in all phases of the downstream production process, from transporting crude oil to our refineries for processing into refined products. This growth has come from acquisitions or new investments, as well as investments in our existing businesses, as we continue to broaden our existing geographic presence and integrated business model. Our strategy has also included (and continues to include) evaluating certain under-performing and non-core business lines and assets and divesting of those when doing so helps us achieve our strategic objectives.
In connection with the development of our Key Objectives, we have expanded the scope of our growth and business development strategy to one that is also focused on operational, economic and environmental sustainability, including increased emphasis on sustainable carbon efficiency. As an initial foundational change, this expanded scope includes the implementation of an enhanced screening process for proposed future growth projects to incorporate key considerations regarding their environmental and social impact, including quantitative and qualitative data corresponding to several sustainability criteria, such as GHG emissions, carbon intensity, water usage, electricity usage, waste generation, biodiversity impact, and impact on indigenous peoples, among other environmentally conscious considerations. This type of data provides management with a more thorough understanding of a project’s potential environmental and social impacts to better make investment decisions that are aligned with our long-term sustainability view. As we move into the future and begin to execute on new growth transactions under the sustainability framework, this data will enable us not only to more closely track the impact we have on both the communities in which we operate and the environment at large, but also to realize the exponential impact of sustainable growth on the long-term value to our stakeholders.
Here are some of our most significant transactions in recent years, all of which continue to have a lasting and important impact on our strategic positioning and long-term value proposition:

Date	Acquired Company/Assets	Acquired From/ Sold To	Approximate Purchase /Sales Price
July 2017	Purchased the remaining approximately 53% ownership in Alon that Delek did not already own, in an all-stock transaction, resulting in the addition of the Krotz Springs refinery and the majority ownership in the Big Spring refinery, as well as the addition of our previous retail segment.	Shareholders of Alon USA Energy, Inc.	$530.7 million
February 2018	Purchased the remaining 18.4% ownership in Alon USA Partners, LP, in an all-equity transaction, representing the remaining interest in the Big Spring refinery operations, which has become one of our best-performing refineries.	LP unitholders of Alon USA Partners, LP	$184.7 million
May 2019	Acquired a 33% membership interest in Red River Pipeline Joint Venture, which continues to be highly accretive to our Logistics segment and one of the principle drivers of our joint venture investment growth.	Plains Pipeline, L.P.	$124.7 million
July 2019
Acquired a 15% membership interest in Wink to Webster Pipeline ("WWP") Joint Venture (which was subsequently converted to an indirect interest via the formation of and contribution to the WWP Project Financing Joint Venture); the WWP joint venture ramped up operations in 2022 with the completion of long-haul pipeline segments and brings committed volumes that are expected to position the joint venture for appreciable returns.
		Wink to Webster Pipeline LLC	$76.3 million
June 2022	Acquired 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC (“3 Bear”) (subsequently renamed to Delek Delaware Gathering ("Delaware Gathering")) (the "Delaware Gathering Acquisition") from 3 Bear Energy – New Mexico LLC, related to their crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico, which enhanced our third party revenues, further diversified our customer and product mix and, expanded our footprint into the Delaware basin.	3 Bear Energy – New Mexico LLC	$628.3 million
August 2024	Acquired an additional 0.6% indirect investment in WWP for $18.6 million, bringing our total indirect ownership in the pipeline joint venture to 15.6%.	Wink to Webster Pipeline LLC	$18.6 million
September 2024
Sold 100% of the equity interests in four of Delek US' wholly-owned subsidiaries that owned and operated 249 retail fuel and convenience stores (the "Retail Stores") under the Delek US Retail brand to a subsidiary of Fomento Económico Mexicano, S.A.B. de C.V. (“FEMSA”).
		FEMSA	$390.2 million
September 2024	Acquired 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC, which included the water disposal and recycling operations in the Midland Basin in Texas.	H2O Midstream Holdings, LLC	$229.7 million
January 2025
Acquired 100% of the limited liability company interests in Gravity Water Intermediate Holdings LLC from Gravity Water Holdings LLC which included water disposal and recycling operations in the Permian Basin and the Bakken.
		Gravity Water Holdings LLC	$209.3 million and ~2.175 million Delek Logistics common limited partner units

11 |

Business and Properties
See further discussion regarding our specific 'Strategic Overview' in the 'Executive Summary' section as well as relevant discussion in our 'Liquidity and Capital Resources' section located in Item 7. Management's Discussion and Analysis, of this Annual Report on Form 10-K. Additionally, see further discussion in Note 3 and Note 7, respectively, of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Information About Our Segments
Prior to July 2024, we aggregated our operating segments into three reportable segments: refining, logistics, and retail. However, in July 2024, we entered into a definitive equity purchase agreement (the "Retail Purchase Agreement") with a subsidiary of FEMSA. Under the terms of the Retail Purchase Agreement, we sold 100% of the equity interests in four of Delek’s wholly-owned subsidiaries that own and operate the Retail Stores under the Delek US Retail brand ("Retail Transaction"). On September 30, 2024, the Retail Transaction closed. As a result of the Retail Transaction, we met the requirements of Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20") and ASC 360, Property, Plant and Equipment ("ASC 360"), to report the results of the Retail Stores as discontinued operations and to classify the Retail Stores as a group of discontinued operations assets. Delek now operates in two reportable operating segments: the refining segment and the logistics segment, which are discussed below. Additional segment and financial information is contained in our segment results included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 4, Segment Data, of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Refining Segment
Overview
We own and operate four independent refineries located in Tyler, Texas (the "Tyler refinery"), El Dorado, Arkansas (the "El Dorado refinery"), Big Spring, Texas (the "Big Spring refinery") and Krotz Springs, Louisiana (the "Krotz Springs refinery"), currently representing a combined 302,000 bpd of crude throughput capacity. Our refining system produces a variety of petroleum-based products used in transportation and industrial markets, which are sold to a wide range of customers located principally in inland, domestic markets and which comply with current EPA clean fuels standards. All four of these refineries are located in the Gulf Coast Region (PADD III), which is one of the five PADD regional zones established by the U.S. Department of Energy where refined products are produced and sold. Refined product prices generally differ among each of the five PADDs.
Our refining segment also includes three biodiesel facilities we own that are engaged in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi. Our biodiesel facilities have 40 million gallons of annual capacity. During the second quarter of 2024, we made the decision to idle these biodiesel facilities, while exploring viable and sustainable alternatives. See Note 20 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. In addition, the refining segment includes our wholesale crude operations and our 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S.
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

12 |

Business and Properties
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

13 |

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
Major processes at our Tyler refinery include crude distillation, vacuum distillation, naphtha reforming, naphtha and diesel hydrotreating, fluid catalytic cracking, alkylation, and delayed coking. The Tyler refinery has a Complexity Index of 9.6.
The chart below sets forth information concerning the throughput at the Tyler refinery for the years ended December 31, 2024, 2023 and 2022:

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
The chart below sets forth information concerning the Tyler refinery's production slate for the years ended December 31, 2024, 2023 and 2022:

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

14 |

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
Major processes at our El Dorado refinery include crude distillation, vacuum distillation, naphtha isomerization and reforming, naphtha and diesel hydrotreating, gas oil hydrotreating, fluid catalytic cracking and alkylation. The El Dorado refinery has a Complexity Index of 9.6.
The chart below sets forth information concerning the throughput at the El Dorado refinery for the years ended December 31, 2024, 2023 and 2022:

The El Dorado refinery produces a wide range of refined products, including multiple grades (E-10 premium 93 and E-10 regular 87) of gasoline and ultra-low sulfur diesel fuels, jet fuel, LPG, refinery grade propylene and a variety of asphalt products, including paving grade asphalt and roofing flux. The El Dorado refinery offers both E-10 and biodiesel blended products. The El Dorado refinery produces both low-sulfur gasoline and ultra-low sulfur diesel fuel, both on-road and off-road, pursuant to the current EPA clean fuels standards as well as commercial jet fuel.
The chart below sets forth information concerning the El Dorado refinery's production slate for the years ended December 31, 2024, 2023 and 2022:

15 |

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
Major processes at our Big Spring refinery include crude distillation, vacuum distillation, naphtha reforming, naphtha and diesel hydrotreating, aromatic extraction, propane de-asphalting, fluid catalytic cracking, and alkylation. The Big Spring refinery has a Complexity Index of 11.6.
The chart below sets forth throughput composition at the Big Spring refinery for the years ended December 31, 2024, 2023 and 2022:

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

16 |

Business and Properties
The chart below sets forth information concerning the Big Spring refinery's production slate for the years ended December 31, 2024, 2023 and 2022:

Our Big Spring refinery sells products in both the wholesale rack and bulk markets. We sell transportation fuel production in excess of branded and unbranded marketing needs through bulk sales and exchange channels entered into with various oil companies and trading companies which are transported through a product pipeline network or truck deliveries, depending on location, and through terminals located in Texas (Abilene, Wichita Falls, El Paso), Arizona (Tucson, Phoenix), and New Mexico (Albuquerque, Moriarty).
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
Major processes at the Krotz Springs refinery include crude distillation, vacuum distillation, naphtha hydrotreating, naphtha isomerization and reforming, and gas oil/residual catalytic cracking to minimize low quality black oil production and to produce higher light product yields. The Krotz Springs refinery has a Complexity Index of 8.7. Additionally, in April 2019, the Krotz Springs refinery completed construction of an alkylation unit with approximately 6,000-bpd capacity that is designed to combine isobutane and butylene into alkylate and enable multiple grades of gasoline to be produced, including premium octane gasoline.

17 |

Business and Properties
The chart below sets forth information concerning the throughput at the Krotz Springs refinery for the years ended December 31, 2024, 2023 and 2022:

The Krotz Springs refinery produces CBOB 84 grade gasoline as well as HSD, light cycle oil, jet fuel, petrochemical feedstocks, LPG, slurry oil and alkylate. The Krotz Springs refinery produces low-sulfur gasoline, pursuant to the current EPA clean fuels standards.
The chart below sets forth information concerning the Krotz Springs refinery's production slate for the years ended December 31, 2024, 2023 and 2022:

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

18 |

Business and Properties

Logistics Segment
Overview
Our logistics segment consists of Delek Logistics, a publicly-traded master limited partnership, and its subsidiaries. Our consolidated financial statements include its consolidated financial results. As of December 31, 2024, we owned a 66.3% limited partner interest in Delek Logistics, consisting of 34,111,278 common limited partner units, and the non-economic general partner interest. Delek Logistics is a variable interest entity as defined under U.S. generally accepted accounting principles ("GAAP"). Intercompany transactions with Delek Logistics and its subsidiaries are eliminated in our consolidated financial statements. The following chart illustrates the Delek Logistics current structure, which reflects the issuance of 2,175,209 common limited partner units on January 2, 2025, in connection with the closing of the Gravity Acquisition.

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

Logistics Segment - Wholesale Marketing and Terminalling
The logistics segment's wholesale marketing and terminalling business provides wholesale marketing and terminalling services to the refining segment and to independent third parties from whom it receives fees for marketing, transporting, storing and terminalling refined products and to whom it wholesale markets refined products. It generates revenue by (i) providing marketing services for the refined products output of the Tyler refinery, (ii) engaging in wholesale activity in West Texas at owned terminals in Abilene and San Angelo, Texas, as well as at terminals owned by third parties, whereby it purchases light products for sale and exchange to third parties and (iii) providing terminalling services to independent third parties and the refining segment. Three terminals, located in El Dorado, Arkansas, Memphis, Tennessee and North Little Rock, Arkansas, throughput refined product produced at the El Dorado refinery. Three terminals, located in Tyler, Big Sandy and Mount Pleasant Texas, throughput refined product produced at the Tyler refinery.
Logistics Segment - Gathering and Processing
The logistics segment's gathering and processing business owns or leases capacity on approximately 398 miles of operable crude oil transportation pipelines, approximately 406 miles of refined product pipelines, an approximately 1,400-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 10.0 million barrels of active shell capacity. In addition, these assets include 88 MMcf/d of cryogenic natural gas processing capacity and 200 MBbl/d of water disposal capacity in the Delaware basin. These assets are primarily divided into the following operating systems:
•the El Dorado Pipeline System, which transports crude oil to and refined products from the El Dorado refinery;
•the SALA Gathering System, which gathers and transports crude oil production in southern Arkansas and northern Louisiana, primarily for the El Dorado refinery;
•the Paline Pipeline System, which primarily transports crude oil from Longview, Texas to third-party facilities in Beaumont or Nederland, Texas ("the Paline Pipeline System");
•the East Texas Crude Logistics System, which currently transports a portion of the crude oil delivered to the Tyler refinery (the "East Texas Crude Logistics System");
•the Tyler-Big Sandy Product Pipeline, which is a pipeline between the Tyler refinery and the Big Sandy Terminal;
•the Memphis Pipeline;
•the Big Spring Pipeline;
•Midland Gathering Assets, which is a crude oil gathering system located in Howard, Borden and Martin Counties in Texas (the "Midland Gathering Assets", previously referred to as the Permian Gathering Assets);
•Delaware Gathering Assets, which includes a crude oil gathering system located in Lea County New Mexico, 120 miles of gas gathering pipelines with 150 MMcf/d of pipeline capacity, and 170 miles of water gathering pipelines with 220 MBbl/d of pipeline capacity;
•The Midland Water Gathering System (the "Midland Water Gathering System") consists of water disposal and recycling operations in the Midland Basin in Texas. These assets include 101,451 dedicated acres, approximately 262 miles of pipeline, 337,000 bpd peak gathered volumes and approximately110,000 bpd of interconnected disposal capacity; and
•The Gravity Water Gathering System (the "Gravity Water Gathering System") consists of water disposal and recycling operations in the Permian Basin, with primary operations in Howard County in Texas. These operations include integrated full-cycle water systems, in addition to produced water gathering and transportation and disposal assets in the Bakken. The following assets are part of the Gravity Water Gathering System: approximately 225,000 dedicated acres; approximately 232 miles of produced water gathering lines; approximately 65 miles of fresh water supply pipelines; and approximately 1,015 MBbl/d of permitted capacity and 700,000 bpd of operational capacity.

20 |

Business and Properties
Logistics Segment - Storage and Transportation
The logistics segment's storage and transportation business includes trucks and ancillary assets that provide crude oil, intermediate and refined products transportation and storage services primarily in support of the Tyler, El Dorado and Big Spring refineries, as well as to third parties. In providing these services, we typically do not take ownership of the products or crude oil that we transport or store; and, therefore, the results of our transportation segment are not directly exposed to changes in commodity prices. These assets are primarily divided into the following operating systems:
•the Tyler Tanks;
•the El Dorado Tanks;
•the North Little Rock Tanks;
•the El Dorado Rail Racks;
•the Tyler Crude Tank;
•Big Spring Truck Unloading Station; and
•the Big Spring Tanks.
In addition to these operating systems, the transportation segment owns or leases approximately 161 tractors and 306 trailers used to haul primarily crude oil and other products for related and third parties.
Logistics Segment - Joint Ventures
The logistics segment owns a portion of four joint ventures (accounted for as equity method investments) that have logistics assets, which serve third parties and the refining segment. These joint ventures are strategic investments in pipelines/pipeline systems which service various areas including the Permian Basin. These assets include the following:

JV Name	Ownership Interest	Description
RIO Pipeline	33%
Joint venture operates a 109-mile crude oil pipeline with a capacity of 145,000 barrels bpd, that originates in north Loving County, Texas near the Texas-New Mexico border and terminates in Midland, Texas ("RIO Pipeline")

Caddo Pipeline	50%	Joint venture operates an 80-mile crude oil pipeline with a capacity of 80,000 bpd that originates in Longview, Texas, with destinations in the Shreveport, Louisiana area ("Caddo Pipeline")
Red River Pipeline	33%	Joint venture that operates a 350-mile crude oil pipeline with a capacity of 235,000 bpd, between Oklahoma and Texas (the "Red River Pipeline")
W2W Holdings	50%
Joint Venture that owns our 15.6% indirect interest in Wink to Webster, which operates a 650-mile crude oil pipeline system from Wink, Texas to Webster, Texas along with certain pipelines from Webster, Texas to other destinations in the Texas Gulf Coast

Logistics Segment Supply Agreement
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
Logistics Segment Operating Agreements With Delek
Delek Logistics has a number of long-term, fee-based commercial agreements with Delek and its subsidiaries that, among other things, establish fees for certain administrative and operational services provided by Delek and its subsidiaries to Delek Logistics, provide certain indemnification obligations and establish terms for fee-based commercial agreements for Delek Logistics to provide certain pipeline transportation, terminal throughput, finished product marketing and storage services to Delek. Most of these agreements have an initial term ranging from five to ten years, which may be extended for various renewal terms at the option of Delek. Each of these agreements requires Delek or a Delek subsidiary to pay for certain minimum volume commitments ("MVCs") or certain minimum storage capacities. Delek Logistics also entered into an agreement to manage the construction of the 250-mile gathering system in the Permian Basin connecting to our Big Spring, Texas terminal and to operate the gathering system as it is completed. The majority of the gathering system has been constructed, however, additional costs pertaining to a pipeline connection continue to be incurred and are still subject to the terms of the agreement. That agreement extends through December 2025.

21 |

Business and Properties
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
Logistics Segment Competition
Our logistics segment faces competition for the transportation and storage of crude oil and refined product from other pipeline owners whose pipelines and storage facilities (i) may have a location advantage over our pipelines offtake or storage facilities, (ii) may be able to transport or store more desirable crude oil or refined products, (iii) may be able to transport or store crude oil or refined product at a lower tariff or (iv) may be able to store more crude oil or refined product. With respect to the logistics segment's gathering and processing activities, competition is impacted by the prevalence of other midstream companies in the region with gathering lines, compression facilities, processing plants, and storage and transportation capabilities. Additionally, the demand for gathering and processing activities is dependent upon oil and gas production in the area. Our competitive position is dependent upon our ability to develop relationships with producers, to provide an integrated gathering and processing asset infrastructure, including rights-of-way, that allows us to demonstrate the breadth, quality, and relevance of our gathering and processing service offerings, and to secure strategic long-term contracts with those producers. In addition, the wholesale marketing and terminalling business in general is also very competitive. Our owned refined product terminals, as well as the other third-party terminals we use to sell refined products, compete with other independent terminal operators as well as integrated oil companies on the basis of terminal location, price, versatility and services provided. The costs associated with transporting products from a loading terminal to end users limit the geographic size of the market that can be competitively served by any terminal.

22 |

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
The Human Capital and Compensation Committee of our Board of Directors also has responsibilities related to ESG-related matters, such as overseeing the inclusion of ESG-related goals in our executive management program and our EEO-1 report.
The Environment, Health and Safety Committee of our Board of Directors exercises direct oversight over a number of ESG-related matters such as the implementation of our first GHG reductions goals, the continual improvement of our workforce health and safety performance and an examination of water conservation, waste minimization, and air emission reduction efforts.
The Audit Committee of our Board of Directors oversees certain ESG-related matters, such as all financial reporting disclosures related to ESG, Delek's legal and regulatory compliance, and potential financial risk exposure related to ESG.
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

23 |

Business and Properties
Governmental Regulation and Environmental Matters
Environmental Sustainability
As part of our commitment to corporate sustainability, we publish an annual Sustainability Report describing the Company's ESG strategies, which include emissions reduction initiatives and other efforts to address other environmental matters such as energy and water conservation, waste minimization, and recycling. Information contained in the Sustainability Report is not incorporated by reference into, and does not constitute a part of, this Form 10-K. While the Company believes that the disclosures contained in the Sustainability Report and other voluntary disclosures regarding ESG matters are responsive to various areas of investor interest, the Company believes that these disclosures do not currently address matters that are material in the near term to the Company’s operations, strategy, financial condition or financial results, although this view may change in the future based on new information that could materially alter the estimates, assumptions, or timelines used to create these disclosures. Given the estimates, assumptions and timelines used to create the Sustainability Report and other voluntary disclosures, the materiality of these disclosures is inherently difficult to assess in advance.
Delek remains steadfast in its desire to pursue initiatives to address the Company's impact on the environment. In 2021, the Company announced targets for reducing Scope 1 & 2 emissions through emission reductions and carbon offsets. In 2024, Delek updated its GHG reduction target to include application of a 2022 “baseline” year that is more reflective of the current operational boundaries and application of a 25% Scope 1 and 2 emission reduction target, measured on an intensity basis, by 2030. We plan to pursue the reductions via a combination of steps including, but not limited to: innovative technology investment, carbon capture, operational energy efficiencies, increased application of renewable power and refinery fuel gas optimization. Our pledge is the first step towards a long-term roadmap to move Delek firmly in the direction of the carbon-neutral operating environment that we expect to exist by mid-century.
Rate Regulation of Petroleum Pipelines
The rates and terms and conditions of service on certain of our crude oil and refined products pipelines are subject to regulation by FERC under the Interstate Commerce Act (the “ICA”) and by the state regulatory commissions in the states in which we transport crude oil, intermediate and refined products. Certain of our pipeline systems are subject to such regulation and have filed tariffs with the appropriate authorities. We also comply with the reporting requirements for these pipelines. Some of our other pipeline systems have received a waiver from application of the FERC's tariff requirements, but comply with other applicable regulatory requirements
The FERC regulates interstate transportation under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA, and its implementing regulations, require that tariff rates for interstate service on oil pipelines, including pipelines that transport crude oil, intermediate and refined products in interstate commerce, be just and reasonable and non-discriminatory, and that such rates and terms and conditions of service be filed with the FERC. Under the ICA, shippers may challenge new or existing rates or services. The FERC is authorized to suspend the effectiveness of a challenged rate for up to seven months, though rates are typically not suspended for the maximum allowable period. Our tariff rates are typically contractually subject to increase or decrease on July 1 of each year, by the amount of any change in various inflation-based indices, including the FERC oil pipeline index, the consumer price index and the producer price index; provided, however, that in no event will the fees be adjusted below the amount initially set forth in the applicable agreement.
Environmental, Health and Safety
We are subject to extensive federal, state and local environmental and safety laws and regulations enforced by various agencies, including, but not limited to, the EPA, the U.S. Department of Transportation (the "DOT") and OSHA, as well as numerous state, regional and local environmental, safety and pipeline agencies.
These laws and regulations govern the discharge, release and spillage of materials into the environment, waste management practices, pollution prevention measures and the composition of the fuels we produce, as well as the safe operation of our plants, pipelines and trucks and the safety of our workers, the public and the environment. Numerous permits or other authorizations are required under these laws and regulations for the operation of our refineries, renewable fuel facilities, terminals, pipelines, trucks, rail cars and related operations, and such permits and authorizations may be subject to revocation, modification and renewal.
Any failure to comply with these laws and permits may raise potential exposure to future claims and lawsuits involving environmental and safety matters, which could include soil, surface water and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of, transported, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements and permitting requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters with us and federal and state authorities, including receipt of and responses to notices of violations, citations and other enforcement actions, some of which have resulted, or may result in, changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations of existing laws and regulations. Capital investments in 2025 and 2026 related to compliance with environmental, health and safety regulations are not expected to have a material adverse effect on our results of operations. These estimates do not include amounts related to capital investments that management has deemed to be strategic investments. These amounts could materially change as a result of governmental and regulatory actions.

24 |

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
As of December 31, 2024, we have recorded an environmental liability of approximately $37.2 million, primarily related to the estimated probable costs of remediating, or otherwise addressing, certain environmental issues of a non-capital nature at the Tyler, El Dorado, Big Spring and Krotz Springs refineries as well as terminals and retail stations, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the refineries and terminals prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. Approximately $3.9 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2039, although some costs may extend up to 25 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in additional remediation liabilities.
Our operations are subject to certain requirements of the Federal Clean Air Act (“CAA”), as well as related state and local laws and regulations governing air emission. Certain CAA regulatory programs applicable to our refineries, terminals and other operations require capital expenditures for the installation of air pollution control devices, operational procedures to minimize emissions and monitoring and reporting of emissions. A consent decree was entered in the U. S. District Court for the Northern District of Texas in June 2019 resolving alleged historical violations of the CAA at our Big Spring refinery. In addition to a civil penalty of $0.5 million that we paid in June 2019, the Company will be required to expend capital for pollution control equipment that may be significant over the next 3 years. There are no more capital obligations required after 2028.
The EPA has also finalized revisions the National Ambient Air Quality Standard ("NAAQS") for particulate matter with a nominal mean aerodynamic diameter of 2.5 micrometers or less (PM 2.5). Delek at this time does not believe that the revised NAAQS will have a material impact to Delek.

In December 2020, the EPA designated a portion of Howard County, Texas surrounding the Delek Big Spring refinery and a neighboring carbon black plant as non-attainment for the sulfur dioxide (SO2) 1-hour primary NAAQS of 75 ppb. In October 2022, the TCEQ submitted a State Implementation Plan ("SIP") to the EPA which created new requirements that were effective no later than January 1, 2025. The SIP does include reduced SO2 emission limitations for the Big Spring Refinery. The reduced emission limits are not expected to result in a material adverse effect on our business, financial condition or results of operations. Additionally, non-attainment areas are subject to Nonattainment New Source Review ("NNSR") which is a permitting program for industrial facilities to ensure that new and modified sources of SO2 emissions do not impede progress toward cleaner air. Delek does not anticipate that SO2 NNSR will significantly impact the Big Spring refinery.
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

25 |

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
Human Capital Management
As of December 31, 2024, we had 1,987 full-time employees, 24.9% of which (approximately 495 employees) were subject to a collective bargaining agreement. We recognize that the key to a successful future for Delek depends on the success of our employees, which we have estimated to be comprised of approximately 87.0% who identify as male and 13.0% who identify as female, and where we estimate that approximately 26.6% identify as people of color. In addition, we estimate that approximately 15.6% of management roles were held by those who identify as women in 2024. We continue to target a year over year increase in the number of diverse employees, at all levels, throughout the company. We are committed to providing a safe and healthy working environment for our employees and have adopted a number of policies and programs to support and advance our human capital resources as discussed below.
Diversity and Inclusion
Delek is dedicated to fostering a culture of diversity, equity, and inclusion, as outlined in our diversity equity and inclusion (“DEI”) Policy, Code of Business Conduct and Ethics, Employee Handbook, and Human Rights Policy. All employees must participate in unconscious bias, respectful communication, and anti-harassment training to create a more inclusive and diverse environment. We believe that a diverse talent pool brings unique perspectives, experiences, ideas, and solutions that drive our business forward.
To support our diverse talent, we have established several employee resource groups (ERGs), including Young Professionals, Delek Veterans, Women’s Initiative Network, LGBTQ+, Black Employee Resource Group, Hispanic Heritage, and Experienced Professionals. Each ERG has its own leadership team and executive sponsor.

26 |

Business and Properties
Our talent acquisition strategy focuses on colleges and universities with high percentages of minority students. We have built strong relationships with historically black colleges and universities.
Turnover and Talent Management
Delek understands the importance of attracting and retaining top talent. We have established relationships with local colleges and universities to increase interest in our organization and industry among upcoming graduates. Our strong internship program offers participants the opportunity to receive annual scholarships through the Delek Fund for Hope.
Leadership development programs are crucial to our success. Delek offers several levels of leadership development for new leaders, seasoned leaders, future leaders, and even a new tailored program for frontline supervisors in our refineries called "Forging Leaders" program. These classes focus on enhancing communication, change management, and strategy implementation skills.
We strive to maintain a workplace where people are treated with dignity, decency, and respect, as outlined in our Sexual Harassment Policy, Code of Business Conduct and Ethics, and Employee Handbook. Our programs ensure employees are trained and aligned on safety and environmental performance expectations. We use behavior-based techniques that involve management, employees, and contract workers to focus on daily safety behavior through constant evaluation and adaptation.
Benefits and Wellness Programs
Delek seeks to promote a lifestyle of wellness — physically, financially, emotionally, and socially. Our benefits package and employee programs are designed to create a healthy balance of work and life. We offer a benefits package designed to promote the health and wellness of our employees, which includes employer-contributions for medical coverage, and a rebate of paid health premiums for completing annual preventative screenings. Other physical health benefits include the telemedicine program, tobacco cessation program, access to onsite or local fitness centers, and active outings and step challenges.
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
Health and Safety Initiatives
Delek is committed to its core value of safety and discipline, and strives to create a safe work environment through programs in personal safety, process safety, health and wellness, and facility and employee security. In 2023, Delek achieved its best ever personal safety performance and lowest-ever OSHA Recordable Incident Rate. Delek’s commitment to safety has been recognized by others, including awards for safety performance by the American Fuel and Petrochemical Manufacturers, and the International Terminal Liquids Association. Delek applies safety management systems and drives strong execution of those processes to create operational excellence. Delek’s “Integrity Management System” ("IMS") creates a structured approach to all aspects of our business. The IMS requires that work processes be documented, defined accountability, and employees be trained to execute those processes. The IMS provides layers of assurance and verification, where Delek “checks” to ensure processes are being executed as defined.
Delek’s 10 “Life Saving Rules” apply to everyone who works at or on behalf of a Delek site. These rules protect our employees and contractors, communicate and reinforce Delek’s safe work expectations, and provide accountability for safety. The Life Saving Rules address safety issues such as energy isolation, working from heights, safe excavation, use of personal protective equipment, and safe driving. Delek adheres to all federal, state, and local government regulatory requirements for safety, including OSHA’s process safety management standards, and the EPA’s Risk Management Program. Delek also applies industry safety best practices, such as those published by the American Petroleum Institute.
Delek increases employee engagement and ownership of safety through its “Drive Zero” efforts, which aim to create an incident-free workplace. We track and investigate incidents and near misses and implement corrective actions to prevent recurrence. Since 2022, we have held an annual, company-wide “Safety Day” that provides all employees a chance to re-focus on safety fundamentals, and learn new tools to enhance their safety. Fundamentally, daily safety meetings, job safety analyses and every employee’s “Stop Work Authority” foster a culture of health, safety, and environmental awareness and accountability embraced at all levels of Delek, from front line workers to management and executive leadership. In addition to our culture and continual assessment, Delek expects all employees and leadership to meet safety expectations and Delek empowers our employees to make adjustments or stop work as needed in order to correct, or prevent, adverse safety or environmental conditions. Delek evaluates the safety performance and systems of contract companies before allowing them to work at Delek sites. Contract company employees are provided site-specific training on safety processes and hazards before they begin work at a Delek site.

27 |

Business and Properties
Delek’s focus on emergency preparedness ensures that Delek is prepared to respond, should an emergency occur. These efforts include defined response plans, specially-trained responders, practice drills, and an inventory of emergency response equipment. Delek practices its response plans at all levels of the organization, within Refining, Logistics and the Corporate organization. Delek partners with agencies and public first responders for training and field exercises. Delek applies standardized, nationally-accepted incident command structures to ensure consistent, predictable, and effective emergency management. Delek is applying advanced technologies to increase our response capabilities. In 2023, Delek implemented a standardized, company-wide emergency notification system. Delek also applies drone technology within its response plans to provide a real-time situational assessment that allows teams to respond more efficiently and effectively to emergencies.
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
Information Technology
In 2024, Delek remained focused on enhancing infrastructure, ensuring robust security measures, streamlining enterprise applications, and advancing innovation, artificial intelligence, and data analytics to support Delek's strategic and operational goals. Delek further enhanced its business continuity by reducing recovery time and recovery point objectives, ensuring that our systems are capable of quickly recovering from any potential disruptions. In addition, Delek continued to enhance its cybersecurity standards across its information technology ("IT") and operational technology ("OT") including enhanced training programs for employees and refined reviews of cybersecurity incidents.
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
While our operations are focused primarily in the Gulf Coast Region (PADD III), our business is impacted by events and developments that impact the global markets for oil and other energy products. Any regional or global event or development that destabilizes worldwide economic and commercial activity, financial markets, or the demand for and prices of oil and gas products could materially adversely affect our business and operations. In recent years, the outbreak of a pandemic, the Russia-Ukraine War, Organization of Petroleum Exporting Countries ("OPEC")-Russia relationship, and the conflict between Israel and Hamas have been sources of uncertainty in the global oil markets, substantial global supply chain issues, and significant disruptions in the labor market.
Global economic growth drives demand for energy from all sources, including fossil fuels. Should the U.S. or global economies experience weakness, demand for energy may decline. Should growth in global energy production outstrip demand, excess supplies may arise. Declines in demand and excess supplies may result in accompanying declines in commodity prices and deterioration of our financial position along with our ability to operate profitably and our ability to obtain financing to support operations. Conversely, should demand for energy outstrip global supply, commodity prices are likely to rise. With respect to our business, we have experienced periodic declines in demand thought to be associated with slowing economic growth in certain markets coupled with new oil and gas supplies coming on line and other circumstances beyond our control that resulted in oil and gas supply exceeding global demand which, in turn, resulted in steep declines in prices of oil and natural gas. At times, we have also experienced declines in the supply of inputs thought to be associated with supply chain issues and

28 |

Risk Factors
disruptions in the labor market. There can be no assurance as to how long such uncertainty will persist or that a recurrence of price weakness will not arise in the future.
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

29 |

Risk Factors
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
The narrowing, and in some cases inversion, in the price differential between WTI and Brent benchmarks has negatively impacted our results of operations in the past. Narrowing or inversion in the price differential between the WTI and Brent benchmarks for any reason, including, without limitation, increased crude oil distribution capacity from the Permian Basin, crude oil exports from the U.S. or actual or perceived reductions in Mid-Continent crude oil inventories, could further negatively impact our earnings and cash flows, which could have a material adverse effect on our business, financial condition and results of operations. In addition, because the premium or discount we pay for a portion of the crude oil processed at our refineries is established based upon this differential during the month prior to the month in which the crude oil is processed, rapid decreases in the differential may negatively affect our results of operations and cash flows.
Additionally, governmental and regulatory actions, including continued resolutions by OPEC to restrict crude oil production levels and actions to advance certain energy infrastructure projects may continue to impact crude oil prices and crude oil differentials. Any increase in crude oil prices or unfavorable movements in crude oil differentials due to such actions or changing regulatory environment may negatively impact our ability to acquire crude oil at economical prices and could have a material adverse effect on our business, financial condition and results of operations.
We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future laws, regulations and other requirements could significantly increase our costs of doing business, thereby adversely affecting our profitability.
Our industry is subject to extensive laws, regulations, permits and other requirements including, but not limited to, those relating to the environment, fuel composition, safety, transportation, pipeline tariffs, employment, labor, immigration, minimum wages, overtime pay, health care benefits, working conditions, public accessibility, retail fuel pricing and other requirements. These permits, laws and regulations are enforced by federal agencies including the EPA, DOT, PHMSA, FMCSA, Federal Railroad Administration ("FRA"), OSHA, National Labor Relations Board, Equal Employment Opportunity Commission ("EEOC"), Federal Trade Commission ("FTC") and the FERC, and numerous other state and federal agencies. We anticipate that compliance with environmental, health and safety regulations could require us to spend significant amounts in capital costs during the next five years. These estimates do not include amounts related to capital investments that management has deemed to be strategic investments. These amounts could materially change as a result of governmental and regulatory actions.
Various permits, licenses, registrations and other authorizations are required under these laws for the operation of our refineries, biodiesel facilities, terminals, pipelines and related operations, and these permits are subject to renewal and modification that may require operational changes involving significant costs. If key permits cannot be renewed or are revoked, the ability to continue operation of the affected facilities could be threatened.
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

30 |

Risk Factors
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
A consent decree was entered in the U.S. District Court for the Northern District of Texas in June 2019 resolving alleged historical violations of the CAA at our Big Spring refinery. In addition to a civil penalty of $0.5 million that we paid in June 2019, we will be required to expend capital for pollution control equipment that may be significant over the next 3 years. According to the EPA, approximately 95% of the nation's refining capacity has entered into "global" settlements under the EPA National Refinery Initiative.
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

31 |

Risk Factors
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

32 |

Risk Factors
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

33 |

Risk Factors
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
In December 2009, the EPA published its findings that emissions of GHGs present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the Earth’s atmosphere and other climatic conditions. Based on these findings, the EPA adopted two sets of regulations that restrict emissions of GHGs under existing provisions of the federal CAA, including one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates GHG emissions from certain large stationary sources under the PSD and Title V permitting programs. Congress has also from time to time considered legislation to reduce emissions of GHGs. Efforts have been made, and continue to be made, in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In April 2016, the U.S. became a signatory to the 2015 United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. On January 20, 2025, the U.S. again began the process to withdraw from participation in the Paris Agreement. In addition, a number of state and local governments in the U.S. have expressed intentions to take, or have taken, action to reduce GHG emissions.
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

34 |

Risk Factors
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
These activities include increasing attention and demands for action related to climate change, promoting the use of substitutes to fossil fuel products, litigation and encouraging the divestment of companies in the fossil fuel industry. For example, in recent years, private litigation has been increasingly initiated against oil and gas companies by local and state agencies and private parties alleging climate change impacts arising from their operations and seeking damages and equitable relief. We have not had any climate change litigation initiated against us to date and we cannot reasonably predict whether any such litigation will be initiated against us or, if initiated, what the outcome would be. If any such litigation were to be initiated against us, at a minimum, we would incur legal and other expenses to defend such lawsuits, which amounts may be significant. More recently there has also been growing opposition to ESG matters from U.S. federal, state and local governments, with the President having recently issued an executive order opposing DEI initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, and scrutiny could result in additional compliance obligations, litigation risks, and governmental investigations or enforcement actions, which could impact how we conduct our operations or result in reputational harm. If we failed to prevail in any such litigation and were required to pay significant damages and/or materially alter the manner in which we conduct our business, there could be a material adverse impact on our operations, financial condition or results of operations. The increasing attention given to ESG activities and a shift by consumers to more fuel-efficient or alternative fuel vehicles could reduce demand for our products, reduce our profits, increase the potential for investigations and litigation, impair our brand and have negative impacts on our stock price and access to capital markets. Additionally, increased attention may increase opposition to the development, permitting, construction or operation of our pipelines and facilities from environmental groups, landowners, local groups and other advocates. In addition to litigation, such opposition may take the form of organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets or other actions designed to prevent, disrupt or delay the development, operation, or maintenance of our assets and business.
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
Our refineries consist of many processing units, a number of which have been in operation for many years. These processing units undergo periodic shutdowns, known as turnarounds, during which maintenance is performed to restore the operation of the equipment to a higher level

35 |

Risk Factors
of performance. Depending on which units are affected, all or a portion of a refinery's production may be halted or disrupted during a maintenance turnaround. We are also subject to unscheduled down time for unanticipated maintenance or repairs.
Refinery operations may also be disrupted by external factors, such as a suspension of feedstock deliveries, cyber-attacks, or an interruption of electricity, natural gas, water treatment or other utilities or a global pandemic. Other potentially disruptive factors include natural disasters, severe weather conditions, workplace or environmental accidents, interruptions of supply, work stoppages, losses of permits or authorizations or acts of terrorism.
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
Any extreme weather events may disrupt the ability to operate our facilities or to transport crude oil, refined petroleum or petrochemical and plastics products in these areas. In addition, substantial weather-related conditions could impact our relationships and arrangements with our major customers and suppliers by materially affecting the normal flow of crude oil and refined products. For example, severe weather events could damage transportation infrastructures and lead to interruptions of our operations, including our ability to deliver our products, or increases in costs to receive crude oil. During February 2021, we experienced a severe weather event ("Winter Storm Uri") which temporarily impacted operations at all of our refineries. Due to the extreme freezing conditions, we experienced reduced throughputs at our refineries as there was a disruption in the crude supply, as well as damages to various units at our refineries requiring additional operating and capital expenditures. For additional information, refer to Note 14 - Commitments and Contingencies in the Notes to Consolidated Financial Statements. Extended periods of such disruption could have an adverse effect on our results of operations. We could also incur substantial costs to prevent or repair damage to these facilities. Finally, depending on the severity and duration of any extreme weather events or climate conditions, our operations may need to be modified and material costs incurred, which could materially and adversely affect our business, financial condition and results of operations.
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
If any facility were to experience an interruption in operations, earnings from the facility could be materially adversely affected (to the extent not recoverable through insurance, if insured) because of lost production and repair costs. A significant interruption in one or more of our facilities could also lead to increased volatility in prices for feedstocks and refined products and could increase instability in the financial and insurance markets, making it more difficult for us to access capital and to obtain insurance coverage that we consider adequate. For example, in February 2021, our El Dorado refinery experienced a fire in its Penex unit and in November 2022, our Big Spring refinery experienced a fire in its diesel hydrotreater unit. For additional information, refer to Note 14 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.
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

36 |

Risk Factors
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
Our logistics segment consists of Delek Logistics, a publicly-traded master limited partnership, and our consolidated financial statements include its consolidated financial results. As of December 31, 2024, we owned a 66.3% limited partner interest in Delek Logistics, consisting of 34,111,278 common limited partner units and the non-economic general partner interest. Delek Logistics operates a system of crude oil and refined product pipelines, distribution terminals and tankage in Arkansas, Louisiana, Oklahoma, Tennessee and Texas. Delek Logistics generates revenues by charging tariffs for transporting crude oil and refined products through its pipelines, by leasing pipeline capacity to third parties, by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals.
Our Tyler, El Dorado and Big Spring refineries are substantially dependent upon Delek Logistics' assets and services under several long-term pipeline and terminal, tankage and throughput agreements expiring in 2025 through 2036. Delek Logistics is subject to its own operating and regulatory risks, including, but not limited to:
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

37 |

Risk Factors
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

38 |

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
In February 2025, the U.S. announced the imposition of tariffs on imports from several U.S. trade partners and could announce additional tariffs in future periods. There is significant uncertainty as to the duration of these and any further tariffs, and the impacts these tariffs and any corresponding retaliatory tariffs will have on us, our suppliers and our customers. The financial impacts of the tariffs on our results of operations and financial condition remain uncertain at the time of filing this report.
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

39 |

Risk Factors
We have capital needs to finance our crude oil and refined products inventory for which our internally generated cash flows or other sources of liquidity may not be adequate.
In December 2022, we entered into an Inventory Intermediation Agreement with Citi (the "Inventory Intermediation Agreement") in which Citi purchases a substantial portion of the crude oil and refined products for three of our refineries' inventory at market prices. We are obligated to repurchase from Citi all volumes upon expiration or earlier termination of this agreement, which may have a material adverse impact on our liquidity, working capital and financial condition. Termination of our Inventory Intermediation Agreement with Citi, which is scheduled to expire in January 2027, would require us to finance the products covered by the agreement at terms that may not be favorable. The availability of capital will depend upon several factors, some of which are beyond our control. In addition, if we are not able to sell our finished products to creditworthy customers, then we may be subject to delays in the collection of our accounts receivable and exposure to additional credit risk. If we cannot obtain sufficient capital, when the need arises, then we may be unable to execute our long-term operating strategy.

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
Our ongoing study of strategic options to unlock and enhance stockholder value poses additional risks to our business.
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

40 |

Risk Factors
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
A significant part of our growth strategy is to acquire assets, such as refineries, pipelines, and terminals that complement our existing assets and/or broaden our geographic presence. If attractive opportunities arise, we may also acquire assets in new lines of business that are complementary to our existing businesses. In the past we have acquired refineries, and we have developed our logistics segment through the acquisition of transportation, marketing and water assets. We expect to continue to acquire assets that complement our existing assets and/or broaden our geographic presence as a major element of our growth strategy. However, the occurrence of any of the following factors could adversely affect our growth strategy:
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
We may not enter into a cost sharing agreement with the DOE’s Office of Clean Energy Demonstrations.
We may not enter into a cost sharing agreement with the DOE’s Office of Clean Energy Demonstrations in support of a carbon capture pilot project at the Big Spring refinery. If we enter into such cost sharing agreement, we may fail or be unable to complete the project, capture the expected amount of carbon dioxide per year, reduce health-harming pollutants or realize any of the other expected benefits from such agreement or the project.
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

41 |

Risk Factors
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
Our Tyler refinery primarily distributes refined petroleum products via truck or rail. We do not have the ability to distribute these products into markets outside our local market via pipeline.
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

42 |

Risk Factors
purchase competing products with lower emissions, could have a material adverse effect on us to the extent that we are not able to correspondingly increase sales to other purchasers.
Compliance with and changes in tax laws could adversely affect our performance.
We are subject to extensive tax liabilities, including federal and state income taxes and transactional taxes, such as excise, sales/use, payroll, franchise, withholding and ad valorem taxes. New tax laws and regulations, and changes in existing tax laws and regulations, are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Certain of these liabilities are subject to periodic audits by the respective taxing authority, which could increase or otherwise alter our tax liabilities. Though we believe we have applied reasonable interpretations and assumptions in determining our tax liabilities, it is possible that the Internal Revenue Service ("IRS") could issue subsequent guidance or take positions on audit that differ from our prior interpretations and assumptions, which could adversely impact our cash tax liabilities, results of operations, and financial condition. Subsequent changes to our tax liabilities as a result of these audits may also subject us to interest and penalties, and could have a material adverse effect on our business, financial condition and results of operations.
For example, the tax treatment of our logistics segment depends on its status as a partnership for federal income tax purposes. If a change in law, our failure to comply with existing law or other factors were to cause our logistics segment to be treated as a corporation for federal income tax purposes, it would become subject to entity-level taxation. As a result, our logistics segment would pay federal income tax on all of its taxable income at regular corporate income tax rates, would likely pay additional state and local income taxes at varying rates, and distributions to unitholders, including us, would be generally treated as taxable dividends from a corporation. In such case, the logistics segment would likely experience a material reduction in its anticipated cash flow and after-tax return to its unitholders, and we would likely experience a substantial reduction in its value.
Adverse weather conditions or other unforeseen developments could damage our facilities, reduce demand for our products and services and impair our ability to produce and deliver refined petroleum products.
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
Inclement weather conditions, earthquakes or other unforeseen developments could damage our facilities, interrupt production, adversely impact consumer behavior, travel or interrupt or impede our ability to operate our locations. If such conditions prevail near our refineries, they could interrupt or undermine our ability to produce and transport products from our refineries and receive and distribute products at our terminals. Regional occurrences, such as energy shortages or increases in energy prices, fires and other natural disasters, could also hurt our business. The occurrence of any of these developments could have a material adverse effect on our business, financial condition and results of operations.
Our operating results are seasonal and generally lower in the first and fourth quarters of the year for our refining and logistics segments. We depend on favorable weather conditions in the spring and summer months.
Demand for gasoline and asphalt products are generally higher during the summer months than during the winter months due to seasonal increases in motor vehicle traffic and road and home construction. Varying vapor pressure requirements between the summer and winter months also tighten summer gasoline supply. As a result, the operating results of our refining segment and logistics segment are generally lower for the first and fourth quarters of each year.
A substantial portion of the workforce at our refineries is unionized, and we may face labor disruptions that would interfere with our operations.
As of December 31, 2024, approximately 24.9% of our employees were represented by unions and/or covered by a collective bargaining agreement. None of our employees in our logistics segment or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory. Although the collective bargaining agreements contain provisions to discourage strikes or work stoppages, we cannot assure that strikes or work stoppages will not occur. A strike or work stoppage could have a material adverse effect on our business, financial condition and results of operations.

43 |

Risk Factors
We rely on information technology in our operations, and any material failure, inadequacy, interruption, cyber-attack or security failure of that technology could harm our business.
We rely on information technology across our operations, including the control of our refinery processes, monitoring the movement of petroleum through our pipelines and terminals, and various other processes and transactions. We utilize information technology systems and controls, some of which include embedded artificial intelligence ("AI"), throughout our operations to capture accounting, technical and regulatory data for subsequent archiving, analysis and reporting. Disruption, failure, or cyber security breaches affecting or targeting our computer and telecommunications, our infrastructure, or the infrastructure of our cloud-based IT service providers may materially impact our business and operations. An undetected failure of these systems, because of power loss, unsuccessful transition to upgraded or replacement systems, unauthorized access or other cyber breach or attack could result in disruption to our business operations, access to or disclosure or loss of data and/or proprietary information, personal injuries and environmental damage, which could have an adverse effect on our business, reputation, and effectiveness. We could also be subject to resulting investigation and remediation costs as well as regulatory enforcement of private litigation and related costs, which could have a material adverse impact on our cash flow and results of operations.
In recent years, several companies have experienced data breaches, resulting in the exposure of sensitive customer data. A breach could also originate from, or compromise, our customers' and vendors' or other third-party networks outside of our control. Any compromise or breach of our information and payment technology systems could cause interruptions in our operations, damage our reputation, reduce our customers' willingness to visit our sites and conduct business with them, or expose us to litigation from customers or sanctions for violations of the Payment Card Industry Data Security Standards ("PCI-DSS'). In addition, a compromise of our internal data network at any of our refining or terminal locations may have disruptive impacts. These disruptions could range from inconvenience in accessing business information to a disruption in our refining operations.
The increase in companies and individuals working remotely has increased the frequency and scope of cyber-attacks and the risk of potential cybersecurity incidents, both deliberate attacks and unintentional events. Despite our security measures, we experience attempts by external parties to penetrate and attack our networks and systems. Although such attempts to date have not, to our knowledge, resulted in any material breaches, disruptions, or loss of business-critical information, our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future and such attacks could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, remediation costs, litigation or regulatory actions. In addition, as technologies evolve, and cyber-attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm. Additionally, our use of AI software may create additional risks related to the unintentional disclosure of proprietary, confidential, personal or otherwise sensitive information. We could also be liable under laws that protect the privacy of personal information, subject to regulatory penalties, experience damage to our reputation or a loss of consumer confidence, or incur additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could adversely affect our reputation, business, operations or financial results.
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

44 |

Risk Factors
Our business requires us to make significant capital expenditures and to maintain and improve our refineries and logistics assets.
Our business is capital intensive and asset heavy. Our refineries and logistics assets, including pipelines, distribution terminals, tractors, trailers and tankage require us to make significant capital expenditures and to incur substantial costs maintaining and improving such assets. Our cash from operations and existing financing arrangements may not be sufficient to fund our capital requirements and we may not be able to obtain additional financing on terms acceptable to us, or at all. Our inability to fund such capital expenditures, maintenance or improvements, or decision to cancel, delay or defer such projects, could increase the costs of repairing or replacing such assets (subject to reserved funds to cover certain of these costs), increase the costs or delays associated with turnaround activities in our refining segment and other maintenance, place us at a competitive disadvantage, increase the costs of insurance coverage and regulatory compliance, limit our ability to develop, market and sell new products and invest in new technologies, and decrease the amount of funds available for future acquisitions or cash available for distributions, all of which could have a material adverse effect on our business, financial condition and results of operations. At times in light of our operating results and liquidity needs, we have cancelled, delayed, or deferred certain capital expenditures, maintenance and improvements. Our need to incur costs associated with the commencement of such capital expenditures, maintenance, and improvements may be substantial and could have a material adverse effect on our business, financial condition and results of operations.
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
In the second quarter of 2021, the U.S. Department of Homeland Security’s ("DHS") Transportation Security Administration (“TSA”) announced two new security directives. These directives require critical pipeline owners to comply with mandatory reporting measures, including, among other things, to appoint personnel, report confirmed and potential cybersecurity incidents to the DHS Cybersecurity and Infrastructure Security Agency (“CISA”) and provide vulnerability assessments. As legislation continues to develop and cyber incidents continue to evolve, we may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures, or to detect, assess, investigate and remediate any critical infrastructure security vulnerabilities and report any cyber incidents to the applicable regulatory authorities. Any failure to remain in compliance with these government regulations may result in enforcement actions which may have a material adverse effect on our business and operations.
If our cost efficiency measures are not successful, we may become less competitive.
We continue to focus on minimizing operating expenses through cost improvements and simplification of our corporate structure. We may experience delays or unanticipated costs in implementing our cost efficiency plans, which could prevent the timely or full achievement of expected cost efficiencies and adversely affect our competitive position. If we are not able to meet our objectives, our profitability may be negatively impacted as a result. Furthermore, certain of these cost efficiency measures could have a negative impact on our operations, which would be expected to have an adverse effect on our results of operations and financial condition.
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

45 |

Risk Factors
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

46 |

Risk Factors
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

47 |

Risk Factors
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
As a result of the risks described above, the effectiveness of our risk management policies over these types of transactions and positions could have a material adverse impact on our business, results of operations and cash flows. For additional information about the nature and volume of these transactions, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk, and Note 12 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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
As of December 31, 2024, we had total debt of $2,816.4 million, including current maturities of $9.5 million. In addition to our outstanding debt, as of December 31, 2024, our letters of credit issued under our various credit facilities were $330.5 million. Our borrowing availability under our various credit facilities as of December 31, 2024 was $1,509.1 million. Our level of debt could have important consequences for us. For example, it could:

48 |

Risk Factors
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

49 |

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
The Delek/Alon Merger has been accounted for as an acquisition, by us, of Alon in accordance with GAAP. Under the acquisition method of accounting, the assets and liabilities of Alon and its subsidiaries have been recorded, as of the completion of the Delek/Alon Merger, at their respective fair values. Under the acquisition method of accounting, the total purchase price has been allocated to Alon’s tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the date of completion of the Delek/Alon Merger. The excess of the purchase price over the estimated fair values of reporting units has been recorded as goodwill, which was further allocated to other reporting units as permitted under GAAP. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material non-cash charges relating to such impairment. Our financial condition and operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment. We recorded a $212.2 million and a $14.8 million goodwill impairment during the years ended December 31, 2024 and 2023, respectively, and none during the year ended December 31, 2022.
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

50 |

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Related Matters
Risk Management and Strategy
We depend on IT and OT for various operations, including refinery processes, petroleum movement monitoring in pipelines and terminals, and other critical processes and transactions. We utilize IT and OT systems across our operations to capture accounting, technical and regulatory data for archiving, analysis, and reporting. Our primary business systems mostly consist of purchased and licensed software programs that integrate with our internal solutions. Additionally, our technology encompasses a company-wide network through which employees have access to key business applications.
We maintain and continually enhance a comprehensive, risk-based cybersecurity program aimed at safeguarding our data, along with the data of our customers and partners. The identification, assessment, and management of cyber risks fall under our Enterprise Risk Management (“ERM”) program, overseen by the Board of Directors. Our Chief Technology & Data Officer holds overall responsibility for IT, OT, and cybersecurity. Delek follows recognized cybersecurity frameworks with a Chief Information Security Officer dedicated to overseeing cybersecurity initiatives throughout the entire enterprise.
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
We manage our material cybersecurity risks through a combination of security measures, audits, training, planning, and testing. Delek has established processes for regular disaster recovery planning and response readiness testing. Our security approach also includes multiple layers of defense and testing of controls. We have implemented security measures, including segmentation, firewalls, intrusion detection systems, encryption, multi-factor authentication and data loss prevention designed to safeguard our systems and data. Furthermore, we have reinforced our data protection capabilities by investing in both hardware and software.
Recognizing that humans are often the most vulnerable element of even the most secure computer architectures, Delek conducts mandatory security awareness programs, including required training and phishing campaigns for our employees. Delek also conducts monthly reviews of global cybersecurity incidents to ensure that appropriate mitigation measures are in place to guard against similar threats. Delek is committed to enhancing its organizational resilience through a multiyear, comprehensive incident response tabletop drill program. Building upon the success of the drill conducted in 2024 and previous years, we remain committed to continuous improvement and proactive preparedness in addressing potential challenges and effectively managing incidents.
Delek has not experienced a significant cybersecurity breach or associated expenses, penalties, or settlements for the years ended December 31, 2024, 2023 and 2022. Delek continuously assesses and enhances the confidentiality, integrity, and availability of its IT and OT assets.
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

51 |

In overseeing cybersecurity risks, the Board of Directors follows the principles identified by the National Association of Corporate Directors in the oversight of cybersecurity risks. Cybersecurity risks and Company programs are discussed with the Board of Directors by the Chief Technology & Data Officer and others. Third parties are periodically engaged in the assessment of cybersecurity, including evaluating maturity under the National Institute for Security and Technology’s and the International Society of Automation/ International Electrotechnical Commission’s cybersecurity frameworks, testing informational and operational cyber defenses, controls, and reviews of policies and procedures.
In 2021, the Board of Directors established the standing Technology Committee. One of the Technology Committee’s responsibilities is to review, assess, manage, and mitigate risks related to technological developments, digitalization, and information security. The Technology Committee also reviews assessments of the effectiveness of the Company’s information security and technology programs, procedures, and initiatives. The Technology Committee regularly receives reports from management regarding information security and cyber risk matters, including the Company’s contingency planning and information security training and compliance, and reports its activities to the Board. The Technology Committee’s designated focus on these areas of the Company’s digitalization, information and operational security policies help ensure strategic alignment of the Company’s strategies with information security and risk management.
Management Oversight
Our senior leadership team is actively involved in cybersecurity governance, providing oversight of cybersecurity risks at the highest levels of our organization. Establishing clear lines of ownership and accountability, along with regular and transparent communication among our standing Board committees, the Board of Directors and executives, is crucial for effectively handling cybersecurity risks and opportunities. Our Chief Technology & Data Officer reports to the Chief Executive Officer, dedicating a substantial amount of their efforts to ensure the safety and security of our networks and systems. Our Chief Technology & Data Officer has nearly 20 years of IT experience including areas of technology, cybersecurity, data, analytics, and digital transformation as well as being an Adjunct Lecturer at Tel-Aviv University and the Technion for Big Data Technologies, Data Science and Data Visualization. Our Chief Technology & Data Officer oversees a team of security professionals and regularly updates the Board of Directors on any potential risks and threats to the Company. Senior leadership including our Chief Technology & Data Officer and the Chief Information Security Officer brief the Board on information security matters multiple times throughout the year.

52 |

ITEM 3. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 14 to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock is traded on the New York Stock Exchange under the symbol "DK." As of February 20, 2025, there were approximately 127 common stockholders of record. This number does not include beneficial owners of our common stock whose stock is held in nominee or "street name" accounts through brokers. The transfer agent for our common stock is Equiniti Trust Company, LLC, 48 Wall Street, Floor 23, New York, NY 100005.
Dividends
On August 1, 2022, our Board of Directors voted to reinstate the quarterly cash dividend. Our Board of Directors will consider the declaration of a dividend on a quarterly basis, although there is no assurance as to future dividends since they are dependent upon future earnings, capital requirements, our financial condition and other factors.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended December 31, 2024 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (inclusive of all purchases that have settled as of December 31, 2024).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2024	548,275	$18.24	548,275	$555,054,643
November 1 - November 30, 2024	—	—	—	555,054,643
December 1 - December 31, 2024	677,592	16.97	677,592	543,555,020
Total	1,225,867	$17.54	1,225,867	N/A
(1) On November 6, 2018, our Board of Directors authorized a share repurchase program for up to $500.0 million of Delek common stock. On August 1, 2022 and September 3, 2024, the Board of Directors approved an approximately $170.3 million and $400.0 million increase, respectively, in the share repurchase authorization, bringing the total amount available for repurchases under current authorizations to $562.0 million. As of December 31, 2024, there was $543.6 million of authorization remaining under Delek's aggregate stock repurchase program. This authorization has no expiration. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire.

53 |

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

The adjacent graph compares cumulative total returns for our stockholders to the Standard and Poor's 500 Stock Index and a market capitalization weighted peer group selected by management for the five-year period commencing December 31, 2019 and ending December 31, 2024. The graph assumes a $100 investment made on December 31, 2019. Each of the three measures of cumulative total return assumes reinvestment of dividends. The 2024 peer group is comprised of Calumet, Inc. (formerly Calumet Specialty Products Partners, L.P. ) (NASDAQ: CLMT), CVR Energy, Inc. (NYSE: CVI), HF Sinclair Corporation (NYSE: DINO) (formerly HollyFrontier Corporation (NYSE: HFC)), Marathon Petroleum Corporation (NYSE: MPC), Par Pacific Holdings, Inc. (NYSE: PARR), PBF Energy Inc. (NYSE: PBF), Phillips 66 (NYSE: PSX), and Valero Energy Corporation (NYSE: VLO). The stock performance shown on the graph below is not necessarily indicative of future price performance.

ITEM 6. RESERVED

54 |

Management's Discussion and Analysis
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements that refer to the Delaware Gathering Acquisition, the H2O Midstream Acquisition and the Gravity Acquisition, including any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the outbreak of a pandemic and its impact on oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning possible future results of operations, business and growth strategies, including as the same may be impacted by the Russia-Ukraine War, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions or dispositions, including the sale of our Retail Stores, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
•our ability to execute our long-term sustainability strategy and growth through acquisitions and dispositions such as the sale of our Retail Stores, the Gravity Acquisition, the H20 Midstream Acquisition, the Delaware Gathering Acquisition and joint ventures, including our ability to successfully integrate acquisitions, complete strategic transactions, safety initiatives and capital projects, realize expected synergies, cost savings and other benefits therefrom, return value to shareholders, or achieve operational efficiencies;
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
•our ability to execute our sustainability improvement plans, including GHG reduction targets;
•acts of terrorism (including cyber-terrorism) aimed at either our facilities or other facilities;
•impacts of global conflicts such as the war between Israel and Hamas and the Russia-Ukraine War;
•future decisions by OPEC regarding production and pricing and disputes between OPEC+ members regarding the same;
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

55 |

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

56 |

Management's Discussion and Analysis
Executive Summary: Management's View of Our Business and Strategic Overview

Management's View of Our Business
We are an integrated downstream energy business focused on petroleum refining and the transportation, storage and wholesale distribution of crude oil, intermediate and refined products as well as wastewater processing and disposal.
Business and Economic Environment Overview
Our focus on safe and reliable operations is a pillar which underlines all of our business activities. We continue to identify opportunities to mitigate market risk and focus on efforts that improve our overall cost structure while not compromising operational excellence. During 2024, we made steady progress on our "sum of the parts" efforts. We completed the sale of our Retail Stores during the third quarter 2024 for proceeds of $390.2 million and also entered into a 10 year fuel supply agreement whereby Delek will sell to FEMSA certain motor fuel products for use at the Retail Stores. The completion of the Retail Transaction was an important step in our value creation journey and strengthened our balance sheet. Our logistics segment (or "Logistics") successfully closed the H2O Midstream Acquisition which expands our gathering footprint in the Midland sub-basin of the Permian, and extended our product offering of wastewater processing and disposal. In addition, in January 2025, the Logistics segment successfully closed the Gravity Acquisition which includes integrated full-cycle water systems in the Permian Basin, in addition to produced water gathering, and transportation assets in the Bakken, and along with the H2O Midstream Acquisition, provide a strong opportunity for integrated crude and water services to Delek Logistics customers. These acquisitions represent another significant step in Delek Logistics' commitment of being a full suite crude, gas and water midstream services provider in the Permian Basin in addition to diversifying our logistics customer base to include more third-party customers. We expect that these acquisitions will be immediately accretive, delivering incremental contribution margin and cash flows. We also completed strategic transactions with Delek Logistics including the dropdown of W2W Holdings LLC ("HoldCo") which includes our 15.6% indirect interest in the Wink to Webster Pipeline LLC joint venture as well as amended and extended certain commercial agreements. These transactions are expected to make both Delek and Delek Logistics stronger companies.
During 2024, the Refining segment navigated a complex landscape characterized by strong U.S. utilization, volatile crude oil prices, resilient demand and fluctuating inventories. We had a safe and reliable 2024 from an operational perspective; however, the current refining margin environment is challenging as crack spreads narrowed in 2024. The domestic West Texas Intermediate ("WTI") differentials compared to Brent continued to be favorable, and the WTI Midland to Cushing differential narrowed favorably during 2023. Though refining margins softened, demand for refined products continues to be strong. Logistics continued to contribute strong results driven by increased volumes from the Delaware Basin and rate increases. Additionally, Logistics also continues to benefit from strong performance amongst our pipeline joint venture investments. We will continue to execute on our priorities of running safe and reliable operations, making further progress on our "sum of the parts" efforts, and delivering shareholder value while maintaining our financial strength and flexibility.
The near term economic outlook still has some uncertainty with geopolitical instability and commodity market volatility, and as a result we continue to progress our business transformation focused on enterprise-wide opportunities to improve the efficiency of our cost structure. During 2024, we implemented additional cost reduction measures across the organization, including reducing contract services and reducing or eliminating non-critical travel. We completed our zero based budget action plans and announced a new enterprise optimization plan ("EOP") which includes initiatives that are focused on improving our financial health and ability to generate cash flows. The EOP includes leaner costs including lower general and administrative expenses, lower operating expenses specifically at the Big Spring Refinery and Krotz Springs Refinery and lowering interest expense. The EOP also includes stronger margins including accretive minimal capital projects in our Refining segment and commercial improvements including market optionality, improved product slate and optimization. By executing on our initiatives to optimize our cost structure, we are positioning the Company in the event of lower crack spreads and volatility in the commodity markets.
Our focus on reduction of GHG is a key objective as we strive to be a leader in the transition to a carbon neutral future. Gulf coast industries should be well positioned for growth, particularly if global trade becomes tied to environmental attributes. Following the enactment of the Inflation Reduction Act ("IRA"), Delek is investing in carbon capture technology. We were selected by the Department of Energy's ("DOE") Office of Clean Energy Demonstrations to negotiate a cost-sharing agreement in support of a carbon capture pilot project at the Big Spring, Texas refinery. The DOE Carbon Capture Large-Scale Pilot Project program provides 70% cost-share for up to $95 million of federal funding to support project development. The project will deploy carbon capture technology at the Big Spring refinery's Fluid Catalytic Cracking unit, while maintaining existing production capabilities and turnaround schedule. Expectations for the project are to capture 145,000 metric tons of carbon dioxide per year, as well as reduce health-harming pollutants, such as sulfur oxide and particulate matter. Carbon dioxide is expected to be transported by existing pipelines for permanent storage or utilization. Delek prioritizes stewardship of the environment, and we focus on how to positively impact our shareholders, employees, customers, and the communities where we operate.
We want to reward our shareholders with a disciplined and balanced capital allocation framework. As we strengthen our relative financial position, we believe a balanced approach between shareholder returns and balance sheet improvement is appropriate. In 2024, we returned $105.7 million of capital to shareholders through dividends and share buybacks.
Our near-term focus is centered around the following: (1) operations excellence, (2) financial strength and flexibility and (3) strategic initiatives which includes unlocking the "sum of the parts" value of our existing business while identifying growth opportunities to enhance the Company's scale and diversify revenue streams. In 2024, we took steps to refinance the Delek Logistics long term debt, ending with a more attractive maturity profile. Delek Logistics also completed two public equity offerings of its common units in March and October 2024. These steps allowed

57 |

Management's Discussion and Analysis
us to further execute on our "sum of the parts" plan by facilitating Delek Logistics' acquisition of H2O Midstream and Gravity, dropdown of the Wink to Webster Pipeline joint venture and planned expansion of its natural gas processing plant. These Delek Logistics transactions will enhance Delek Logistics position as a full service (crude, natural gas and water) provider in the most prolific areas of the Permian basin while increasing third party revenue. In addition, the Retail Transaction will allow us to strengthen our balance sheet. We believe each of these steps is consistent with our focus on strategic initiatives which includes unlocking the "sum of the parts". See further discussion in the "Strategic Objectives" section below.
See further discussion on macroeconomic factors and market trends, including the impact on 2024, in the ‘Market Trends’ section below.
Other 2024 Developments
Delek Logistics Equity Offerings
On March 12, 2024, Delek Logistics completed a public offering of its common units in which it sold 3,584,416 common units (including an overallotment option of 467,532 common units) to the underwriters of the offering at a price to the public of $38.50 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $132.2 million and were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility (as defined in Note 11 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K).
On October 10, 2024, Delek Logistics completed a public offering of its common units in which it sold 4,423,075 common units (including an overallotment option of 576,922 common units) to the underwriters of the offering at a price to the public of $39.00 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $165.6 million and were used to redeem Delek Logistics’ preferred units outstanding and repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility (as defined in Note 11 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K).
Delek Logistics Debt Agreements
On March 13, 2024, Delek Logistics sold $650.0 million in aggregate principal amount of 8.625% Senior Notes due 2029 (the “Delek Logistics 2029 Notes”), at par. Net proceeds were used to redeem the Delek Logistics 2025 Notes including accrued interest, pay off the Delek Logistics Term Loan Facility (as defined in Note 11 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K) including accrued interest and to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
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
Renewables
During the second quarter of 2024, we made the decision to idle the Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi biodiesel facilities, while exploring viable and sustainable alternatives. Those alternatives could include restarting if market conditions improve, marketing for sale or permanently closing any of the facilities. Our decision to idle these facilities was driven by the decline in the overall biodiesel market and aligns with our continued operational and cost optimization efforts. As a result, we conducted an evaluation of impairment and based on our review we recorded a $22.1 million impairment which included property, plant and equipment and right of use assets. In addition, $0.4 million of severance and benefit expenses were recognized in the year ended December 31, 2024.
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
As a result of the termination of the License Agreement, we are no longer obligated to remove equipment from the property for certain development activities and as a result we reversed the $17.9 million asset retirement obligation since we intend to operate the property as an asphalt and marine fuel terminal. Additionally, as a result of the settlement, we reduced the non-contingent guarantee and environmental liability

58 |

Management's Discussion and Analysis
to $1.0 million since our risk of a contingent guarantee was eliminated and determined it appropriate to retain an accrual based on what we can reasonably estimate as the cost of the initial steps once operations cease or a cleanup is ordered. Total net gain from the property settlement was $53.4 million and is recorded in other operating income, net in the consolidated statements of income. Refer to Note 14 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
Delek Logistics Gas Plant Expansion
In the second quarter of 2024, Delek Logistics made the final investment decision to build a new natural gas processing plant adjacent to its plant in the Permian Basin. The plant is expected to have a capacity of approximately 110 MMcf/d and aims to meet the rising demand for natural gas in the region. Total estimated cost is between $160.0 and $165.0 million with an anticipated start-up in the first half 2025. This expansion project will also increase Delek Logistics' third party revenue. Expected annual earnings before interest, taxes, depreciation and amortization ("EBITDA") is estimated to be approximately $40.0 million attributable to Delek Logistics.
Additionally, in December 2024, Delek Logistics announced the development of permitted acid gas injection ("AGI") capabilities at the new plant with an anticipated start-up in the first half 2025. The sour natural gas treating and acid gas injection capability is enabled by Delek Logistics' two existing AGI well permits and amine unit currently under construction.
Retail Divestiture
On September 30, 2024, Delek US sold 100% of the equity interests in four of Delek US' wholly-owned subsidiaries that owned and operated 249 retail fuel and convenience stores under the Delek US Retail brand to a subsidiary of FEMSA. Net cash proceeds before taxes related to this transaction were approximately $390.2 million. As a result, we met the requirements of ASC 205-20 and ASC 360 to report the results of the Retail Stores as discontinued operations and to classify the Retail Stores as a group of discontinued operations assets.
The operating results for the Retail Stores, in all periods presented, have been reclassified to discontinued operations. Refer to Note 5 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
Acquisition of H2O Midstream
On September 11, 2024, Delek Logistics acquired 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC from H2O Midstream Holdings, LLC (the “Seller”) related to the Seller’s water disposal and recycling operations in the Midland Basin in Texas for total consideration of $229.7 million (the "H2O Transaction"). The purchase price is comprised of approximately $159.7 million in cash and $70.0 million of preferred equity. Refer to Note 3 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
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

59 |

Management's Discussion and Analysis
Other 2025 Developments
Acquisition of Gravity
On December 11, 2024, Delek Logistics entered into an agreement to acquire 100% of the limited liability company interests in Gravity Water Intermediate Holdings LLC ("Gravity") from Gravity Water Holdings LLC (the "Gravity Purchase Agreement") related to water disposal and recycling operations in the Permian Basin and the Bakken (the “Gravity Acquisition”) for total consideration of $301.2 million, subject to customary adjustments for net working capital. The purchase price was comprised of $209.3 million in cash and 2,175,209 of Delek Logistics’ common units. Upon execution of the Gravity Purchase Agreement, we made a cash deposit of $22.8 million, recorded in other current assets on the consolidated balance sheets, which was credited to the sale upon closing. The Gravity Acquisition closed on January 2, 2025.
Inventory Intermediation Agreement Amendment
On February 21, 2025, DK Trading & Supply, LLC ("DKTS") amended the Inventory Intermediation Agreement to among other things, (i) extend the term of the Inventory Intermediation Agreement from January 31, 2026 to January 31, 2027 and (ii) include a mechanism for DKTS to nominate each month whether to include volumes related to the Krotz Springs refinery for funding under the Inventory Intermediation Agreement.
Information About Our Segments
Prior to July 2024, we aggregated our operating segments into three reportable segments: refining, logistics, and retail. However, in July 2024, we entered into the Retail Purchase Agreement with FEMSA. Under the terms of the Retail Purchase Agreement, Delek agreed to sell, and FEMSA has agreed to purchase, 100% of the equity interests in four of Delek’s wholly-owned subsidiaries that owned and operated 249 retail fuel and convenience stores. On September 30, 2024, the Retail Transaction closed. As a result of the Retail Purchase Agreement, we met the requirements of ASC 205-20 and ASC 360 to report the results of the Retail Stores as discontinued operations and to classify the Retail Stores as a group of discontinued operations assets.
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

Refining Overview
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 bpd as of December 31, 2024. A high-level summary of the refinery activities is presented below:

	Tyler, Texas refinery	El Dorado, Arkansas refinery	Big Spring, Texas refinery	Krotz Springs, Louisiana refinery
Total Nameplate Capacity (bpd)	75,000	80,000	73,000	74,000
Primary Products	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, petroleum coke and sulfur	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, asphalt and sulfur	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, aromatics and sulfur	Gasoline, jet fuel, high-sulfur diesel, light cycle oil, liquefied petroleum gases, propylene and ammonium thiosulfate
Relevant Crack Spread Benchmark	Gulf Coast 5-3-2	Gulf Coast 5-3-2 (1)	Gulf Coast 3-2-1 (2)	Gulf Coast 2-1-1 (3)
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
(2) Our Big Spring refinery is capable of processing substantial volumes of sour crude oil, which has historically cost less than intermediate, and/or substantial volumes of sweet crude oil, and therefore the WTI Cushing/ WTS price differential, taking into account differences in production yield, is an important measure for helping us make strategic, market-respondent production decisions.
(3) The Krotz Springs refinery has the capability to process substantial volumes of light sweet crude oil to produce a high percentage of refined light products.

Our refining segment also owns three biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas, and New Albany, Mississippi. During the second quarter of 2024, we made the decision to idle the biodiesel facilities, while exploring viable and sustainable alternatives. See Note 20 of the consolidated financial statements included in Item 8. Financial

60 |

Management's Discussion and Analysis
Statements and Supplementary Data, of this Annual Report on Form 10-K for further information. In addition, the refining segment includes our wholesale crude operations and our 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S.

Logistics Overview
Our logistics segment gathers, transports and stores crude oil and natural gas; markets, distributes, transports and stores refined products; and disposes and recycles water in select regions of the southeastern United States, West Texas and New Mexico for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics (NYSE: DKL), where we owned a 66.3% interest at December 31, 2024. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's gathering and processing business owns or leases capacity on approximately 398 miles of crude oil transportation pipelines, approximately 406 miles of refined product pipelines, and an approximately 1,400-mile crude oil gathering system of which 489 miles is decommissioned. In addition, this segment also includes water disposal and recycling operations, located in the Delaware Basin of New Mexico and the Midland Basin of Texas. The storage and transportation business owns or leases associated crude oil storage tanks. The logistics segment has an aggregate of approximately 11.2 million barrels of active shell capacity. It also owns and operates nine light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 161 tractors and 306 trailers used to haul primarily crude oil and other products for related and third parties.

Corporate and Other Overview
Our corporate activities, results of certain immaterial operating segments, and intercompany eliminations are reported in 'corporate, other and eliminations' in our segment disclosures. Additionally, our corporate activities include certain of our commodity and other hedging activities.

61 |

Management's Discussion and Analysis

Strategic Objectives
It is vitally important that our strategic objectives, especially in view of the evolutionary direction of our macroeconomic and geopolitical environment, involves a process of continuous evaluation of our business model in terms of cost structure, as well as long-term economic and operational sustainability. More consolidation in our industry is expected from increased cost pressures due in part to the regulatory environment continuing to move towards reducing carbon emissions and transitioning to renewable energy in the long-term. However, we believe we are uniquely positioned as a leader in operating and excelling in niche markets and could continue capitalizing on our niche position by being the supplier of choice in our markets.

Key Objectives
Certain fundamental principles are foundational to our long-term strategy and direct us as we develop our strategic objectives. With that in mind, we have identified the following overarching key objectives:
I.    Operational Excellence
II.    Financial Strength and Flexibility
III.    Strategic Initiatives

Operational Excellence
We are committed to operational excellence which includes maintaining safe, reliable, and environmentally responsible operations. It also encompasses the dedication and drive for constant improvement across our operations in reliability, safety, and efficiency. Delek prioritizes stewardship of the environment, and we focus on how to positively impact our shareholders, employees, customers, and the communities where we operate. We believe that focusing on people, processes and equipment will lead to improved utilization and yields and ultimately better employee retention and lower costs, which translates to improved returns for our shareholders. For 2025, we are focused on the following:

•Prioritize safety and environmental compliance by the continued implementation of foundational best practices to increase operations ability to provide safe, compliant, and reliable operations.
•Focus on operational excellence by building out our operations centric area business teams, as well as other key competency training.
•Identify and execute on low-capital organic growth projects that improve yield and increase utilization.
•Continue our progression of digital system implementations that will do the following:
◦improve our ability to understand all aspects of our business as well as our ability to make real-time and forward-looking operational decisions; and
◦automate processes and shift operational roles to higher value-added activities.

Financial Strength and Flexibility
In our industry, as with many volatile businesses, it is very important to make capital investments with accretive returns and maintain a strong balance sheet. We want to reward our shareholders and investors with a disciplined and balanced capital allocation framework, which we believe will strengthen shareholder value by, among other things, a stable dividend complemented by opportunistic share repurchases. We are also committed to lowering costs and improving the efficiency of our cost structure in all aspects of our business. For 2025, we are focused on the following:
•Reward our shareholders and investors with a disciplined and balanced capital allocation framework, including opportunities to strengthen our balance sheet by reducing debt or opportunistically repurchasing shares with excess cash.
•Build on the “zero-based budget” cost saving plan completed in 2024, with a comprehensive margin enhancement plan included within the EOP. The EOP initiatives are focused on improving our financial health and ability to generate free cash flow. The EOP includes leaner costs including lower general and administrative expenses, lower operating expenses specifically at our refineries and lowering interest expense. The EOP also includes margin initiatives including accretive, minimal capital projects in our Refining segment and commercial improvements through market optionality, improved Delek Logistics and product slate optimization.

Strategic Initiatives
For 2025, we will continue to focus on furthering our sum of the parts efforts focusing on the following:
•Execute on our strategic initiatives, which may include opportunities to monetize our investment in Delek Logistics. The goal being, to help unlock value embedded in the Delek valuation, along with deconsolidating Delek Logistics by bringing DK's ownership below 50%.
•Identify and evaluate investment opportunities that fit our sustainability view and integrate into our current asset footprint, including strategic investments or joint ventures in renewables or carbon capture and incubator investments in new technologies.

62 |

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
✓
Extending Long Term Debt Maturities:
On March 13, 2024, Delek Logistics sold $650.0 million in aggregate principal amount of 8.625% Senior Notes due 2029, at par. Net proceeds were used to redeem the Delek Logistics 2025 Notes including accrued interest, pay off the Delek Logistics Term Loan Facility including accrued interest and to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility. On April 17, 2024, Delek Logistics sold $200 million in aggregate principal amount of additional 8.625% senior notes due 2029 at 101.25% and on August 16, 2024 sold $200.0 million in aggregate principal amount of additional 8.625% senior notes due 2029 at 103.25%. The Additional 2029 Notes were issued under the same indenture as the Delek Logistics 2029 Notes and formed a part of the same series of notes as the Delek Logistics 2029 Notes. The net proceeds were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
✓
Strengthening the Balance Sheet:
On March 12, 2024, Delek Logistics completed a public offering of its common units in which it sold 3,584,416 common units (including an overallotment option of 467,532 common units) to the underwriters of the offering at a price to the public of $38.50 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $132.2 million and were used to repay a portion of outstanding borrowings under the Delek Logistics Revolving Facility.

On October 10, 2024, Delek Logistics completed a public offering of its common units in which it sold 4,423,075 common units (including an overallotment option of 576,922 common units) to the underwriters of the offering at a price to the public of $39.00 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $165.6 million and were used to redeem Delek Logistics’ preferred units outstanding and repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
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
✓
Expanding Delek Logistics' Natural Gas Processing:
In the second quarter of 2024, Delek Logistics made the final investment decision to build a new natural gas processing plant adjacent to its plant in the Permian Basin. The plant is expected to have a capacity of approximately 110 MMcf/d and aims to meet the rising demand for natural gas in the region. Total estimated cost is between $160.0 and $165.0 million with an anticipated start-up of early 2025. This expansion project will also increase Delek Logistics' third party revenue. Additionally, in December 2024, Delek Logistics announced the development of permitted AGI capabilities at the new plant with an anticipated start-up in the first half 2025.
		✓	✓
Monetizing Our Retail Operations:
On September 30, 2024, Delek US sold 100% of the equity interests in four of Delek US' wholly-owned subsidiaries that owned and operated 249 retail fuel and convenience stores under the Delek US Retail brand to a subsidiary of FEMSA. Net cash proceeds before taxes related to this transaction were approximately $390.2 million.
		✓	✓
Executing Strategic Midstream Acquisition:
On September 11, 2024, Delek Logistics acquired H2O Midstream related to water disposal and recycling operations, in the Midland Basin in Texas for total consideration of $229.7 million. The purchase price was comprised of approximately $159.7 million in cash and $70.0 million of preferred equity. This transaction will enhance Delek Logistics' position as a full service (crude, natural gas and water) provider in the most prolific areas of the Permian basin.
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

63 |

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
Uncertainty remains regarding the impact that proposed EPA rules, or future revisions to proposed rules, may have on RINs prices, which impact the determination of the fair value of our Net RINs Obligation, as well as the fair value of forward RIN commitment contracts. Additionally, while our current Net RINs Obligation reflects current RINs market prices as of December 31, 2024, the financial statement impact, including both the income statement and net cash impact of future changes to enacted Renewable Volume Obligation rates, is not determinable because of the complexity of the Net RINs Obligation and related transactions, where such financial statement impact is dependent upon the following: (1) the composition of the specific Net RINs Obligation (in terms of the vintages of RINs we currently own versus the waived RINs Obligation) and the related market prices at the date each volumetric requirement change is enacted; (2) the composition of our RINs forward commitment contracts that may be settled or positions closed as a result of any enacted change and the related gains or losses; (3) the settlement requirements of related RINs product financing arrangements; and (4) the quantity of and dates at which excess RINs can be sold and the sales price (see also Note 12, Note 13 and Note 19 as well as our related accounting policies related to RINs included in Note 2 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K). Enacted regulatory changes could impact our financial results in ways that we cannot currently anticipate.
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

64 |

Management's Discussion and Analysis
Delek's Response to Significant Uncertainties Associated with Climate Change
We remain committed to complying with all regulations, laws and government policies designed to curb the growing climate-change crisis. In 2024, Delek updated its GHG reduction target to include application of a 2022 “baseline” year that is more reflective of the current operational boundaries and application of a 25% Scope 1 and 2 emission reduction target, measured on an intensity basis, by 2030. We plan to pursue the reductions via a combination of steps including, but not limited to: innovative technology investment, carbon capture, operational energy efficiencies, increased application of renewable power and refinery fuel gas optimization. We were selected by the DOE Office of Clean Energy Demonstrations to negotiate a cost-sharing agreement in support of a carbon capture pilot project at the Big Spring refinery. The DOE Carbon Capture Large-Scale Pilot Project program provides 70% cost-share for up to $95 million of federal funding to support project development.
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
We have positioned the Company to continue to run safely, reliably and environmentally responsibly while leveraging our Delek Logistics business with an eye towards the One Delek vision. Many uncertainties remain in 2025 with respect to the global supply and demand of the crude oil and refined products markets and it is difficult to predict the ultimate economic impacts this may have on our operations. We expect refining capacity to shut down, lower refined products inventory and crude oil demand to continue to rise. These factors will help absorb the recent additions in global supply and balance the market over the next 6 to 12 months. We expect crack spreads to be relatively consistent with 2024. However, U.S. policy changes and escalating conflicts in the Middle East could potentially result in supply disruptions or further volatility in crude oil prices.
See below for further discussion on how certain key market trends impact our operating results.

Crude Prices
WTI crude oil represents the largest component of our crude slate at all of our refineries, and can be sourced through our gathering channels or optimization efforts from Midland, Texas, Cushing, Oklahoma or other locations. We manage our supply chain risk to ensure that we have the barrels to meet our crude slate consumption plan for each month through gathering supply contracts and throughput agreements on various strategic pipelines, some of which include those where we hold equity method investments. We manage market price risk on crude oil through financial derivative hedges, in accordance with our risk management strategies.
The chart below illustrates the average quarterly price of WTI Midland and WTI Cushing over the past three years.

Crude Pricing Differentials

65 |

Management's Discussion and Analysis
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
Our refineries produce the following products:

	Tyler Refinery	El Dorado Refinery	Big Spring Refinery	Krotz Springs Refinery
Primary Products	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, petroleum coke and sulfur	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, asphalt and sulfur	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, aromatics and sulfur	Gasoline, jet fuel, high-sulfur diesel, light cycle oil, liquefied petroleum gases, propylene and ammonium thiosulfate

66 |

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

67 |

Management's Discussion and Analysis

RIN Volatility
Environmental regulations and the political environment continue to affect our refining margins in the form of volatility in the price of RINs. We enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage our RINs Obligations. On a consolidated basis, we work to balance our RINs Obligation in order to minimize the effect of RINs prices on our results. While we obtain RINs in our refining and logistics segments through our ethanol blending, our refining segment still must purchase additional RINs to satisfy its obligations. Prior to the idling of the biodiesel facilities in 2024, we obtained RINs through biodiesel blending and generated RINs through biodiesel production. Additionally, our ability to obtain RINs through blending is limited by our refined product slate, blending capabilities and market constraints. The cost to purchase these additional RINs is a significant cash outflow for our business. Increases in the market prices of RINs generally adversely affect our results of operations through changes in fair value to our existing RINs Obligation, to the extent we do not have offsetting RINs inventory on hand or effective economic hedges through net forward purchase commitments. RINs prices are highly sensitive to regulatory and political influence and conditions, and therefore often do not correlate to movements in crude oil prices, refined product prices or crack spreads. Because of the volatility in RINs prices, it is not possible to predict future RINs cost with certainty, and movements in RINs prices can have significant and unanticipated adverse effects on our refining margins that are outside of our control.
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

68 |

Management's Discussion and Analysis

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

69 |

Management's Discussion and Analysis
Non-GAAP Reconciliations
The following table provides a reconciliation of segment EBITDA to the most directly comparable U.S. GAAP measure, net (loss) income attributable to Delek:
Reconciliation of segment EBITDA to net (loss) income attributable to Delek (in millions)

	Year Ended December 31,
	2024	2023	2022
Refining segment EBITDA	$(158.0)	$560.7	$736.6
Logistics segment EBITDA	342.7	363.0	304.8
Corporate, Other and Eliminations EBITDA	(242.7)	(276.5)	(282.2)
EBITDA attributable to Delek	$(58.0)	$647.2	$759.2
Interest expense, net	313.0	318.0	195.8
Income tax (benefit) expense	(107.9)	(3.0)	56.4
Depreciation and amortization	374.5	339.5	275.0
Income from discontinued operations, net of tax	(77.2)	(27.1)	(25.1)
Net (loss) income attributable to Delek	$(560.4)	$19.8	$257.1

The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin (in millions)

Refining Segment
	Year Ended December 31,
	2024	2023	2022
Total revenues	$11,783.0	$16,406.9	$19,763.0
Cost of sales	12,009.5	16,095.7	19,240.4
Gross margin	$(226.5)	$311.2	522.6
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	596.6	619.2	622.5
Depreciation and amortization	265.5	234.2	205.4
Refining margin	$635.6	$1,164.6	$1,350.5

70 |

Management's Discussion and Analysis
Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions):

Summary Statement of Operations Data (1)	Year Ended December 31,
	2024	2023	2022
Net revenues	$11,852.2	$16,467.2	$19,801.0
Cost of sales:
Cost of materials and other	10,781.8	14,825.3	18,071.4
Operating expenses (excluding depreciation and amortization presented below)	763.8	770.6	718.1
Depreciation and amortization	349.7	322.8	263.8
Total cost of sales	11,895.3	15,918.7	19,053.3
Insurance proceeds	(20.6)	(20.3)	(31.2)
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	3.4	4.4	8.6
General and administrative expenses	252.8	272.0	313.7
Depreciation and amortization	24.8	16.7	11.2
Asset impairment	243.5	37.9	—
Other operating income, net	(55.5)	(6.9)	(12.1)
Total operating costs and expenses	12,343.7	16,222.5	19,343.5
Operating (loss) income	(491.5)	244.7	457.5
Interest expense, net	313.0	318.0	195.8
Income from equity method investments	(92.2)	(86.2)	(57.7)
Other income, net	(6.3)	(3.7)	(2.4)
Total non-operating expenses, net	214.5	228.1	135.7
(Loss) income from continuing operations before income tax (benefit) expense	(706.0)	16.6	321.8
Income tax (benefit) expense	(107.9)	(3.0)	56.4
(Loss) income from continuing operations, net of tax	(598.1)	19.6	265.4
Discontinued operations:
Income from discontinued operations, including gain on sale of discontinued operations	105.9	35.2	32.6
Income tax expense	28.7	8.1	7.5
Income from discontinued operations, net of tax	77.2	27.1	25.1
Net (loss) income	(520.9)	46.7	290.5
Non-controlling interests	39.5	26.9	33.4
Net (loss) income attributable to Delek	$(560.4)	$19.8	$257.1
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

71 |

Management's Discussion and Analysis
Results of Operations
Consolidated Results of Operations — Comparison of the Year Ended December 31, 2024 versus the Year Ended December 31, 2023 and the Year Ended December 31, 2023 versus the Year Ended December 31, 2022
Net (Loss) Income
2024 vs. 2023
Consolidated net loss for the year ended December 31, 2024 was $520.9 million compared to a net income of $46.7 million for the year ended December 31, 2023. Consolidated net loss attributable to Delek for the year ended December 31, 2024 was $560.4 million, or $(8.77) per basic share, compared to income of $19.8 million, or $0.30 per basic share, for the year ended December 31, 2023. Explanations for significant drivers impacting net (loss) income as compared to the comparable period of the prior year are discussed in the sections below.
2023 vs. 2022
Consolidated net income for the year ended December 31, 2023 was $46.7 million compared to $290.5 million for the year ended December 31, 2022. Consolidated net income attributable to Delek for the year ended December 31, 2023 was $19.8 million, or $0.30 per basic share, compared to $257.1 million, or $3.63 per basic share, for the year ended December 31, 2022. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
2024 vs. 2023
We generated net revenues of $11,852.2 million and $16,467.2 million during the years ended December 31, 2024 and 2023, respectively, a decrease of $4,615.0 million, or 28.0%. The decrease in net revenues was primarily due to the following:
•in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 9.0% and ULSD of 13.2%, decreases in wholesale activity and decreased sales volumes (including purchased products), partially offset by an increase in the average price of U.S. Gulf Coast HSD of 7.0%; and
•in our logistics segment, decreases in the average sales price per gallon of diesel and gasoline sold in our West Texas marketing operations, partially offset by an increase in revenue associated with the H20 Midstream operations which was acquired in September 2024.
2023 vs. 2022
We generated net revenues of $16,467.2 million and $19,801.0 million during the years ended December 31, 2023 and 2022, respectively, a decrease of $3,333.8 million, or 16.8%. The decrease in net revenues was primarily due to the following:
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

72 |

Management's Discussion and Analysis
Total Operating Costs and Expenses
Cost of Materials and Other
2024 vs. 2023
Cost of materials and other was $10,781.8 million for the year ended December 31, 2024, compared to $14,825.3 million for year ended December 31, 2023, a decrease of $4,043.5 million, or 27.3%. The net decrease in cost of materials and other primarily related to the following:
•a decrease in the cost of crude oil feedstocks at the refineries, including a 2.3% decrease in the average cost of WTI Cushing crude oil and a 2.6% decrease in the average cost of WTI Midland crude oil, decreased wholesale activity and decreased sales volume (including purchased products); and
•decrease in logistics costs due to decreased costs of materials and other in our West Texas marketing operations primarily driven by decreased costs per gallon, partially offset by increases in the average volumes of gasoline and diesel sold.
2023 vs. 2022
Cost of materials and other was $14,825.3 million for the year ended December 31, 2023, compared to $18,071.4 million for 2022, a decrease of $3,246.1 million, or 18.0%. The net decrease in cost of materials and other primarily related to the following:
•a decrease in the cost of crude oil feedstocks at the refineries, including a 17.9% decrease in the average cost of WTI Cushing crude oil and a 17.8% decrease in the average cost of WTI Midland crude oil and decreased wholesale activity, and
•decreases in the average cost per gallon of gasoline and diesel sold, partially offset by incremental cost of materials and other from the Delaware Gathering Acquisition in our logistics segment.
Insurance Proceeds
2024 vs. 2023
Insurance proceeds were $20.6 million for the year ended December 31, 2024 compared to $20.3 million in 2023, an increase of $0.3 million, or 1.5%. The increase was primarily driven by the following:
•for the year ended December 31, 2024, we recognized a gain of $20.6 million for insurance proceeds related to property damage from the 2021 El Dorado refinery fire, the 2021 freeze events and the 2022 Big Spring refinery fire, compared to $10.3 million of property damage insurance proceeds in the 2023 period related to the 2022 Big Spring refinery fire and the 2021 freeze events; and
•for the year ended December 31, 2023, we recognized $10.0 million of business interruption claims related to the 2021 El Dorado refinery fire and the 2021 freeze events with no comparable claims for the year ended December 31, 2024.
Refer to Note 14 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

2023 vs. 2022
Insurance proceeds were $20.3 million for the year ended December 31, 2023 compared to $31.2 million in 2022, a decrease of $10.9 million, or 34.9%. The decrease was primarily driven by the following:
•for the year ended December 31, 2023, we recognized a gain of $10.3 million for insurance proceeds related to property damage from the 2022 Big Spring refinery fire and the 2021 freeze events, compared to $0.1 million of property damage insurance proceeds in the 2022 period related to the freeze events that occurred in 2021; and
•for the year ended December 31, 2023, we recognized $10.0 million of business interruption claims related to the 2021 El Dorado refinery fire and the 2021 freeze events, compared to $31.1 million of business interruption claims in the 2022 period related to the 2021 El Dorado refinery fire and the 2021 freeze events.
Refer to Note 14 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

73 |

Management's Discussion and Analysis
Operating Expenses
2024 vs. 2023
Operating expenses (included in both cost of sales and other operating expenses) were $767.2 million for the year ended December 31, 2024 compared to $775.0 million in year ended December 31, 2023, a decrease of $7.8 million, or 1.0%. The decrease in operating expenses was primarily driven by the following:
•lower natural gas prices;
•lower outside services; and
•a decrease in insurance costs.
These decreases were partially offset by the following:
•an increase in employee costs.
2023 vs. 2022
Operating expenses (included in both cost of sales and other operating expenses) were $775.0 million for the year ended December 31, 2023 compared to $726.7 million in 2022, an increase of $48.3 million, or 6.6%. The increase in operating expenses was primarily driven by the following:
•an increase in maintenance costs including costs related to our Safety Action Plan;
•an additional $8.7 million expense for uncovered litigation, claims and assessments associated with the 2021 El Dorado refinery fire; and
•an increase in employee costs.
These increases were partially offset by the following:
•lower natural gas prices.
General and Administrative Expenses
2024 vs. 2023
General and administrative expenses were $252.8 million for the year ended December 31, 2024 compared to $272.0 million in year ended December 31, 2023, a decrease of $19.2 million, or 7.1%. The decrease was primarily driven by a decrease in employee costs including incentive compensation costs, partially offset by transaction costs associated with the H20 Midstream Acquisition and Gravity Acquisition, transaction costs associated with the amended and new agreements with Delek Logistics.
2023 vs. 2022
General and administrative expenses were $272.0 million for the year ended December 31, 2023 compared to $313.7 million in 2022, a decrease of $41.7 million, or 13.3%. The decrease was primarily driven by a decrease in employee costs including incentive compensation costs and no transaction costs related to the Delaware Gathering Acquisition in the 2023 period.
Depreciation and Amortization
2024 vs. 2023
Depreciation and amortization (included in both cost of sales and other operating expenses) was $374.5 million for the year ended December 31, 2024 compared to $339.5 million in 2023, an increase of $35.0 million, or 10.3%. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed and depreciation and amortization attributable to the H2O Midstream Acquisition.
2023 vs. 2022
Depreciation and amortization expenses were $339.5 million for the year ended December 31, 2023 compared to $275.0 million in 2022, an increase of $64.5 million, or 23.5%. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed and depreciation and amortization attributable to the Delaware Gathering Acquisition.

74 |

Management's Discussion and Analysis
Asset Impairment
2024 vs. 2023
Asset impairment was $243.5 million for the year ended December 31, 2024 compared to $37.9 million for the year ended December 31, 2023.
•For the year ended December 31, 2024, we recorded a $22.1 million asset impairment as a result of our second quarter 2024 decision to idle the biodiesel facilities, while exploring viable and sustainable alternatives, recorded a $9.2 million asset impairment for pipeline assets because utilization is no longer probable and recorded a $212.2 million goodwill impairment. The goodwill impairment is related to our Krotz Springs reporting unit driven by depressed crack spread pricing in the near term combined with an increased discount rate.
•For the year ended December 31, 2023, we recorded a $14.8 million goodwill impairment and a $23.1 million of right-of-use asset impairment. The goodwill impairment is related to our Delaware Gathering reporting unit due to significant increases in interest rates and timing of system connections with our producer customers. The right-of-use asset impairment related to leased crude oil tanks in Canada that were not needed to support the future growth of our business.
Refer to Note 17 and Note 20 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
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
There was no asset impairment in the year ended December 31, 2022.
Refer to Note 17 and Note 20 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
Other Operating Income, Net
2024 vs. 2023
Other operating income, net was $55.5 million and $6.9 million for the years ended December 31, 2024 and 2023, respectively, an increase of $48.6 million. The increase was primarily driven by the following:
•for the year ended December 31, 2024, we recorded a net gain of $53.4 million related to a property settlement;
•for the year ended December 31, 2024, we recorded a gain of $8.3 million related to Delek Logistics' sale of storage tanks in Texas due to an eminent domain settlement;
•for the year ended December 31, 2024, we made a strategic decision to abandon certain capital projects included in construction in progress that no longer fit our core objectives and as a result we recognized a loss of $14.1 million; and
•decreased hedge gains in 2024 compared to 2023 associated with our derivatives.
Refer to Note 14 and Note 20 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
2023 vs. 2022
Other operating income, net was $6.9 million and $12.1 million for the years ended December 31, 2023 and 2022, respectively, a decrease of $5.2 million, primarily due to decreased hedge gains in 2023 compared to 2022 associated with our derivatives.

75 |

Management's Discussion and Analysis
Non-Operating Expenses, Net
Interest Expense, Net
2024 vs. 2023
Interest expense, net was $313.0 million in the year ended December 31, 2024, compared to $318.0 million for year ended December 31, 2023, a decrease of $5.0 million, or 1.6% primarily due to the following:
•a decrease in net average borrowings outstanding (including the obligations under the inventory intermediation agreements which have an associated interest charge) of approximately $210.8 million during the year ended December 31, 2024 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the year ended December 31, 2023; and
•an increase in hedge gains associated with our interest rate swap.
The decrease was partially offset by the following:
•an increase in the average effective interest rate of 79 basis points during the year ended December 31, 2024 compared to the year ended December 31, 2023 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding); and
•debt extinguishment costs of $3.6 million in the year ended December 31, 2024 related to the payoff of the Delek Logistics Term Loan Facility and Delek Logistics 2025 Notes with proceeds from the Delek Logistics 2029 Notes issued in March 2024.
2023 vs. 2022
Interest expense, net was $318.0 million for the year ended December 31, 2023 compared to $195.8 million in 2022, an increase of $122.2 million, or 62.4% primarily due to the following:
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
Results from Equity Method Investments
2024 vs. 2023
We recognized income from equity method investments of $92.2 million for the year ended December 31, 2024, compared to $86.2 million for the year ended December 31, 2023, an increase of $6.0 million. This increase was primarily driven by the following:
•an increase in income from our investment in W2W Holdings LLC to $28.9 million during the year ended December 31, 2024 from $22.9 million in the year ended December 31, 2023.
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

Income Taxes
2024 vs. 2023
For the year ended December 31, 2024, we recorded an income tax benefit of $107.9 million from continuing operations compared to an income tax benefit of $3.0 million from continuing operations for the year ended December 31, 2023, primarily driven by the following:
•a decrease in pre-tax net income of $722.6 million, and
•our effective tax rates were 15.3% and (18.1)% for the year ended December 31, 2024 and 2023, respectively, due to the impact of fixed dollar favorable permanent differences on the tax rate, exclusion of goodwill impairment expense from taxable income and changes in valuation allowance on certain state attributes.

76 |

Management's Discussion and Analysis
2023 vs. 2022
For the year ended December 31, 2023, we recorded an income tax benefit of $3.0 million from continuing operations compared to income tax expense of $56.4 million from continuing operations for the year ended December 31, 2022, primarily driven by the following:
•a decrease in pre-tax net income of $305.2 million, and
•our effective tax rates were (18.1)% and 17.5% for the year ended December 31, 2023 and 2022, respectively, due to the impact of fixed dollar favorable permanent differences on the tax rate and changes in valuation allowance on certain attributes.

Refer to Note 15 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

77 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth selected information concerning our refining segment operations ($ in millions, except per barrel amounts):

Selected Refining Financial Information
	Year Ended December 31,
	2024	2023	2022
Revenues	$11,783.0	$16,406.9	$19,763.0
Cost of materials and other	11,147.4	15,242.3	18,412.8
Refining Margin	$635.6	$1,164.6	$1,350.2

Operating expenses (excluding depreciation and amortization)	$596.6	$619.2	$622.5

Refining segment EBITDA (1)	$(158.0)	$560.7	$736.6

(1) Includes a $212.2 million goodwill impairment charge for the year ended December 31, 2024. Refer to Note 17 - Goodwill and Intangible Assets to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

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

78 |

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

Refinery Statistics
	Year Ended December 31,
	2024	2023	2022
Total Refining Segment
Days in period	366	365	365
Total sales volume - refined product (average bpd) (1)	301,834	298,617	299,004
Total production (average bpd)	292,817	291,802	290,041
Crude oil	281,271	278,231	281,205
Other feedstocks	15,380	15,998	10,558
Total throughput (average bpd):	296,651	294,229	291,763

Crude Slate: (% based on amount received in period)
WTI crude oil	69.9%	73.0%	68.2%
Gulf Coast Sweet Crude	7.3%	4.3%	7.8%
Local Arkansas crude oil	3.4%	4.0%	4.1%
Other	19.4%	18.7%	19.9%

Crude utilization (% based on nameplate capacity)	93.1%	92.1%	93.1%

79 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Year Ended December 31,
	2024	2023	2022
Tyler, TX Refinery
Days in period	366	365	365
Products manufactured (average bpd):
Gasoline	35,723	33,442	36,847
Diesel/Jet	31,755	28,670	31,419
Petrochemicals, LPG, NGLs	2,319	2,341	2,114
Other	849	1,691	1,825
Total production	70,646	66,144	72,205
Throughput (average bpd):
Crude Oil	70,009	63,210	70,114
Other feedstocks	2,299	3,617	2,604
Total throughput	72,308	66,827	72,718
Per barrel of throughput:
Operating expenses	$5.04	$5.08	$5.24
Crude Slate: (% based on amount received in period)
WTI crude oil	79.2%	79.5%	84.7%
East Texas crude oil	20.4%	20.5%	15.0%
Other	0.4%	—%	0.3%

El Dorado, AR Refinery
Days in period	366	365	365
Products manufactured (average bpd):
Gasoline	38,215	38,868	38,738
Diesel	29,843	30,061	30,334
Petrochemicals, LPG, NGLs	1,205	1,495	1,255
Asphalt	8,739	7,711	7,782
Other	1,237	877	1,200
Total production	79,239	79,012	79,309
Throughput (average bpd):
Crude Oil	77,993	77,423	76,806
Other feedstocks	2,886	3,262	3,646
Total throughput	80,879	80,685	80,452
Per barrel of throughput:
Operating expenses	$4.65	$4.59	$4.61
Crude Slate: (% based on amount received in period)
WTI crude oil	66.5%	67.3%	55.1%
Local Arkansas crude oil	12.2%	14.0%	15.3%
Other	21.3%	18.7%	29.6%

80 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Year Ended December 31,
	2024	2023	2022
Big Spring, TX Refinery
Days in period	366	365	365
Products manufactured (average bpd):
Gasoline	33,888	32,386	30,689
Diesel/Jet	25,157	22,390	22,125
Petrochemicals, LPG, NGLs	4,710	3,593	2,942
Asphalt	2,774	1,983	1,721
Other	3,883	3,129	1,481
Total production	70,412	63,481	58,958
Throughput (average bpd):
Crude oil	66,123	60,236	59,476
Other feedstocks	4,975	4,223	191
Total throughput	71,098	64,459	59,667
Per barrel of refined throughput:
Operating expenses	$6.66	$7.92	$7.48
Crude Slate: (% based on amount received in period)
WTI crude oil	70.4%	68.5%	70.1%
WTS crude oil	29.6%	31.5%	29.9%

Krotz Springs, LA Refinery
Days in period	366	365	365
Products manufactured (average bpd):
Gasoline	34,268	40,805	34,370
Diesel/Jet	28,125	31,589	31,576
Heavy Oils	3,641	3,785	2,418
Petrochemicals, LPG, NGLs	4,942	6,525	6,749
Other	1,544	460	4,458
Total production	72,520	83,164	79,571
Throughput (average bpd):
Crude Oil	67,146	77,362	74,808
Other feedstocks	5,220	4,896	4,118
Total throughput	72,366	82,258	78,926
Per barrel of throughput:
Operating expenses	$5.23	$4.96	$5.25
Crude Slate: (% based on amount received in period)
WTI Crude	63.7%	77.4%	63.4%
Gulf Coast Sweet Crude	29.7%	15.1%	29.8%
Other	6.6%	7.5%	6.8%
(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.

81 |

Management's Discussion and Analysis
Included in the refinery statistics above are the following sales to other segments:

Refinery Sales to Other Segments
	Year Ended December 31,
(in barrels per day)	2024	2023	2022

Big Spring refined product sales to other Delek segments	18,053	21,165	19,828

Pricing Statistics (average for the period presented)
	Year Ended December 31,
	2024	2023	2022

WTI — Cushing crude oil (per barrel)	$75.88	$77.69	$94.62
WTI — Midland crude oil (per barrel)	$76.85	$78.90	$95.93
WTS — Midland crude oil (per barrel)	$75.95	$77.61	$94.29
LLS (per barrel)	$78.30	$80.18	$96.85
Brent (per barrel)	$79.84	$82.21	$99.06

U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$17.58	$27.02	$33.36
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$16.94	$25.93	$31.41
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$13.40	$14.70	$25.73

U.S. Gulf Coast unleaded gasoline (per gallon)	$2.13	$2.34	$2.77
Gulf Coast ultra-low sulfur diesel (per gallon)	$2.36	$2.72	$3.46
U.S. Gulf Coast high sulfur diesel (per gallon)	$1.98	$1.85	$2.90
Natural gas (per MMBTU)	$2.42	$2.66	$6.54

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

82 |

Management's Discussion and Analysis
Refining Segment Operational Comparison of the Year Ended December 31, 2024 versus the Year Ended December 31, 2023 and the Year Ended December 31, 2023 versus the Year Ended December 31, 2022
Revenues
2024 vs. 2023
Revenues for the refining segment decreased $4,623.9 million, or 28.2%, in the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily driven by the following:
•a decrease in the average price of U.S. Gulf Coast gasoline of 9.0% and ULSD of 13.2%;
•a decrease in wholesale activity; and
•a decrease in sales volumes (including purchased products).
These decreases were partially offset by the following:
•an increase in the average price of U.S. Gulf Coast HSD of 7.0%.
Revenues included sales to our logistics segment of $353.5 million and $396.3 million for the year ended December 31, 2024 and 2023, respectively. We eliminate this intercompany revenue in consolidation.
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
Revenues included sales to our logistics segment of $396.3 million and $496.6 million and sales to our other segment of $0.0 million and $23.8 million for the years ended December 31, 2023 and 2022, respectively. We eliminate this intercompany revenue in consolidation.
Cost of Materials and Other
2024 vs. 2023
Cost of materials and other decreased $4,094.9 million, or 26.9%, in the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was primarily driven by the following:
•decreases in the cost of WTI Cushing crude oil, from an average of $77.69 per barrel to an average of $75.88, or 2.3%; and decreases in the cost of WTI Midland crude oil, from an average of $78.90 per barrel to an average of $76.85, or 2.6%;
•a decrease in wholesale activity;
•a decrease in sales volumes (including purchased products)
•a decrease in RINs pricing; and
•a decrease in lease expense as a result of reclassification of certain fees with Delek Logistics from lease expense to interest expense under finance lease accounting. These finance leases have no impact to the Delek US consolidated results as these amounts eliminate in consolidation.
Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $516.3 million and $562.2 million during the years ended December 31, 2024 and 2023, respectively. We eliminate these intercompany fees in consolidation.
2023 vs. 2022
Cost of materials and other decreased $3,170.5 million, or 17.2%, in the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily driven by the following:
•decreases in the cost of WTI Cushing crude oil, from an average of $94.62 per barrel to an average of $77.69, or 17.9%; and decreases in the cost of WTI Midland crude oil, from an average of $95.93 per barrel to an average of $78.90, or 17.8%; and
•a decrease in wholesale activity.
These decreases were partially offset by the following:

83 |

Management's Discussion and Analysis
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
Operating Expenses
2024 vs. 2023
Operating expenses decreased $22.6 million, or 3.6%, in the year ended December 31, 2024, compared to year ended December 31, 2023. The decrease in operating expenses was primarily driven by the following:
•lower outside services; and
•lower natural gas costs.
These decreases were partially offset by the following:
•increased repairs and maintenance.
2023 vs. 2022
Operating expenses decreased $3.3 million, or 0.5%, in the year ended December 31, 2023, compared to year ended December 31, 2022. The decrease in operating expenses was primarily driven by the following:
•lower natural gas in 2023.
These decreases were partially offset by the following:
•higher employee, outside service and maintenance costs including costs related to our Safety Action Plan.

Refining Margin
2024 vs. 2023
Refining margin decreased by $529.0 million, or 45.4%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, with a refining margin percentage of 5.4% as compared to 7.1% for the years ended December 31, 2024 and 2023, respectively, primarily driven by the following:
•a 34.9% decrease in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 34.7% decrease in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery) and an 8.8% decrease in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery); and
•a decrease in sales volumes (including purchased products).
These decreases were partially offset by the following:
•lower RINs pricing; and
•a decrease in lease expense as a result of reclassification of certain fees with Delek Logistics from lease expense to interest expense under finance lease accounting. These finance leases have no impact to the Delek US consolidated results as these amounts eliminate in consolidation.
2023 vs. 2022
Refining margin decreased by $185.6 million, or 13.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, with a refining margin percentage of 7.1% as compared to 6.8% for the years ended December 31, 2023 and 2022, respectively, primarily driven by the following:
•a 19.0% decrease in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 17.4% decrease in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery), and a 42.9% decrease in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery).
These decreases were partially offset by the following:
•lower natural gas prices.

84 |

Management's Discussion and Analysis

EBITDA
2024 vs. 2023
EBITDA decreased by $718.7 million, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to a decrease in refining margin driven by decreased crack spreads, a $212.2 million goodwill impairment and decreased sales volumes (including purchased products), partially offset by an increase in insurance and third party proceeds related to the fires in 2021 and 2022 and a decrease in lease expense as a result of reclassification of certain fees with Delek Logistics from lease expense to interest expense under finance lease accounting. These finance leases have no impact to the Delek US consolidated results as these amounts eliminate in consolidation.
2023 vs. 2022
EBITDA decreased by $175.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to a decrease in refining margin primarily driven by decreased crack spreads.

85 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Selected Logistics Financial and Operating Information
	Year Ended December 31,
	2024	2023	2022
Revenues	$940.6	$1,020.4	$1,036.4
Cost of materials and other	$483.7	$532.6	$641.4
Operating expenses (excluding depreciation and amortization)	$122.7	$118.1	$88.3
EBITDA (1)	$342.7	$363.0	$304.8

Operating Information:
Gathering & Processing: (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	69,903	67,003	78,519
Refined products pipelines	59,136	58,181	56,382
SALA Gathering System	11,568	13,782	15,391
East Texas Crude Logistics System	34,711	32,668	21,310
Midland Gathering Assets	217,847	230,471	128,725
Plains Connection System	333,405	250,140	183,827
Delaware Gathering Assets: (2)
Natural gas gathering and processing (Mcfd) (3)	74,831	71,239	60,971
Crude oil gathering (average bpd)	123,978	111,335	87,519
Water disposal and recycling (average bpd)	128,539	108,907	72,056
Midland Water Gathering System: (3)
Water disposal and recycling (average bpd)	280,955	—	—

Wholesale Marketing & Terminalling:
East Texas - Tyler refinery sales volumes (average bpd) (4)	67,682	60,626	66,058
Big Spring wholesale marketing throughputs (average bpd)	44,999	77,897	71,580
West Texas wholesale marketing throughputs (average bpd)	5,828	10,032	10,206
West Texas wholesale marketing margin per barrel	$3.18	$5.18	$4.45
Terminalling throughputs (average bpd) (5)	154,217	113,803	132,262
(1)     Includes a $14.8 million goodwill impairment charge for the year ended December 31, 2023. Refer to Note 17 - Goodwill and Intangible Assets to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
(2)    2022 volumes include volumes from June 1, 2022 through December 31, 2022.
(3)     2024 volumes include volumes from September 11, 2024 through December 31, 2024.
(4)     Excludes jet fuel and petroleum coke.
(5)     Consists of terminalling throughputs at our Tyler, Big Spring, Big Sandy and Mount Pleasant, Texas terminals, El Dorado and North Little Rock, Arkansas terminals and Memphis and Nashville, Tennessee terminals.

Logistics revenue is largely based on fixed-fee or tariff rates charged for throughput volumes running through our logistics network, where many of those volumes are contractually protected by minimum volume commitments MVCs. To the extent that our logistics volumes are not subject to MVCs, our Logistics revenue may be negatively impacted in periods where our customers are experiencing economic pressures or reductions in demand for their products. Additionally, certain of our throughput arrangements contain deficiency credit provisions that may require us to defer excess MVC fees collected over actual throughputs to apply toward MVC deficiencies in future periods. With respect to our equity method investments in pipeline joint ventures, our earnings from those investments (which is based on our pro rata ownership percentage of the joint venture's recognized net income or loss) are directly impacted by the operations of those joint ventures. Items impacting the joint venture net income (loss) may include (but are not limited to) the following: long-term throughput contractual arrangements and related MVCs and, in some cases, deficiency credit provisions; the demand for walk-up nominations; applicable rates or tariffs; long-lived asset or other impairments assessed at the joint venture level; and pipeline releases or other contingent liabilities. With respect to our West Texas marketing activities, our profitability is dependent upon the cost of landed product versus the rack price of refined product sold. Our logistics segment is generally protected from commodity price risk because inventory is purchased and then immediately sold at the rack.

86 |

Management's Discussion and Analysis
Logistics Segment Operational Comparison of the Year Ended December 31, 2024 versus the Year Ended December 31, 2023 and the Year Ended December 31, 2023 versus the Year Ended December 31, 2022
Revenues
2024 vs. 2023
Net revenues decreased by $79.8 million, or 7.8%, in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily driven by the following:
•decreased revenue of $47.3 million in our West Texas marketing operations primarily driven by a decrease in average sales prices per gallon:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.19 and $0.40 per gallon, respectively; and
•decreased revenue due to recording certain throughput and storage fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period. These sales-type leases have no impact to the Delek US consolidated results as these amounts eliminate in consolidation.
These decreases were partially offset by the following:
•an increase in revenue associated with the H20 Midstream operations of $19.5 million which was acquired in September 2024.
Revenues included sales to our refining segment of $516.3 million and $562.2 million for the years ended December 31, 2024 and 2023, respectively, and sales to our other segment of $1.5 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively. We eliminate this intercompany revenue in consolidation.
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
These decreases were partially offset by the following:
•increase in revenue as a result of our Delaware Gathering operations, which acquired in June 2022; and
•increase in volumes associated with Midland Gathering operations primarily due to new connections finalized during 2022.
Revenues included sales to our refining segment of $562.2 million and $477.1 million for the years ended December 31, 2023 and 2022, respectively, and sales to our other segment of $1.6 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
2024 vs. 2023
Cost of materials and other for the logistics segment decreased by $48.9 million, or 9.2%, in the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was primarily driven by the following:
•decreased costs of materials and other of $40.1 million in our West Texas marketing operations primarily driven by decreased costs per gallon:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.20 per gallon and $0.36 per gallon, respectively.
Our logistics segment purchased product from our refining segment of $353.5 million and $396.3 million for the years ended December 31, 2024 and 2023, respectively. We eliminate these intercompany costs in consolidation.
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

87 |

Management's Discussion and Analysis
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

Operating Expenses
2024 vs. 2023
Operating expenses increased by $4.6 million, or 3.9%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by incremental costs associated with H20 Midstream Acquisition, partially offset by a decrease in repairs and maintenance expenses.
2023 vs. 2022
Operating expenses increased by $29.8 million, or 33.7%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by incremental expenses associated with Delaware Gathering Acquisition.

EBITDA
2024 vs. 2023
EBITDA decreased by $20.3 million, or 5.6%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by recording certain throughput and storage fees in interest income due to sales-type lease accounting that were previously recorded as revenue in prior year period, partially offset by higher terminalling and marketing fees due to rate increases as well as higher throughput volumes. These sales-type leases have no impact to the Delek US consolidated results as these amounts eliminate in consolidation.
2023 vs. 2022
EBITDA increased by $58.2 million, or 19.1%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily driven by higher throughput volumes and incremental EBITDA from the Delaware Gathering Acquisition, partially offset by a $14.8 million goodwill impairment related to our Delaware Gathering reporting unit due to significant increases in interest rates and timing of system connections with our producer customers.

88 |

Management's Discussion and Analysis
Liquidity and Capital Resources
Sources of Capital
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At December 31, 2024 our total liquidity amounted to $2,244.7 million comprised primarily of $1,509.1 million in unused credit commitments under our revolving credit facilities (as discussed in Note 11 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K) and $735.6 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends and fund operational capital expenditures. On February 18, 2025, our Board of Directors approved a quarterly cash dividend of $0.255 per share of our common stock.
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
As of December 31, 2024, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Term Loan Credit Facility (see further discussion in Note 11 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K). Additionally, we were in compliance with covenants during the quarter ended December 31, 2024. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may pay dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to): available borrowings under our existing Delek Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Revolving Facility; the allowance to incur an additional $400.0 million of secured debt under the Delek Term Loan Credit Facility (see further discussion of these facilities in Note 11 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks or joint ventures, as otherwise contemplated and allowed under our incurrence covenants.
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Year Ended December 31,
	2024	2023
Cash Flow Data:
Operating activities - continuing operations	$(83.7)	$979.0
Operating activities - discontinued operations	16.9	34.6
Total Operating activities	(66.8)	1,013.6
Investing activities - continuing operations	(603.2)	(381.6)
Investing activities - discontinued operations	361.7	(26.4)
Total Investing activities	(241.5)	(408.0)
Financing activities - continuing operations	221.7	(624.7)
Financing activities - continuing operations	—	—
Total Financing activities	221.7	(624.7)
Net decrease	$(86.6)	$(19.1)

89 |

Management's Discussion and Analysis
Cash Flows from Operating Activities
Continuing Operations
Net cash used by operating activities from continuing operations was $83.7 million for the year ended December 31, 2024, compared to net cash provided by of $979.0 million for the comparable period of 2023. Decreases were a result of cash receipts from customers and cash payments to suppliers and for salaries resulting in a net $1,106.2 million decrease in cash provided by operating activities, partially offset by a decrease in cash paid for debt interest of $23.4 million and a decrease in cash paid for taxes of $7.0 million.
Discontinued Operations
Net cash provided by operating activities from discontinued operations include the Retail Stores business income.
Cash Flows from Investing Activities
Continuing Operations
Net cash used in investing activities from continuing operations was $603.2 million for the year ended December 31, 2024, compared to $381.6 million in the comparable period of 2023. The increase in cash flows used in investing activities was primarily due to $229.7 million acquisition of H2O Midstream of which $159.7 million was paid in cash, purchase of an additional 0.6% indirect investment in Wink to Webster Pipeline LLC for $18.6 million, a $35.2 million increase in purchases of property, plant and equipment, and a $22.8 million deposit paid for the Gravity Acquisition, partially offset by a $11.5 million decrease in purchases of equity securities.
Discontinued Operations
Net cash provided by investing activities from discontinued operations in 2024 primarily includes the $381.6 million net proceeds from the sale of the Retail Stores, partially offset by cash used for Retail Stores capital expenditures of $19.9 million. Net cash provided by investing activities from discontinued operations in 2023 primarily includes cash used for Retail Stores capital expenditures of $26.4 million.
Cash Flows from Financing Activities
Continuing Operations
Net cash provided by financing activities from continuing operations was $221.7 million for the year ended December 31, 2024, compared to cash used of $624.7 million in the comparable 2023 period. The decrease in cash used was primarily due to the receipt of net proceeds of $297.9 million from the Delek Logistics' public offerings of common units in the year ended December 31, 2024, net proceeds from term debt of $518.2 million for the year ended December 31, 2024 compared to net payments on term debt of $28.2 million in the comparable 2023 period, primarily related to the issuance of the Delek Logistics 2029 Notes and the related repayment of the Delek Logistics Term Loan Facility and Delek Logistics 2025 Notes, a decrease in net payments from product and other financing arrangements of $39.4 million, a decrease in net payments on long-term revolvers of $84.9 million, a decrease of $43.9 million in share buybacks and a $18.2 million increase in distributions to non-controlling interests.
These decreases in cash flows were partially offset by the $70.8 million redemption of the Delek Logistics preferred units, the receipt of settlement proceeds of $58.0 million during the first quarter of 2023 associated with the termination of the J. Aron Supply & Offtake Agreements and origination of the Citi Inventory Intermediation Agreement (as defined in Note 10 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K) and an increase of $13.6 million related to the payment of deferred financing costs primarily related to the issuance of the Delek Logistics 2029 Notes.
Cash Position and Indebtedness
As of December 31, 2024, our total cash and cash equivalents were $735.6 million and we had total long-term indebtedness of approximately $2,765.2 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $51.2 million. Additionally, we had letters of credit issued of approximately $330.5 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $1,509.1 million. The increase of $159.1 million in total long-term principal indebtedness as of December 31, 2024 compared to December 31, 2023 resulted primarily from issuance of the Delek Logistics 2029 Notes, partially offset by a decrease in net borrowings under the Delek Logistics Revolving Facility, payment of the outstanding balance of the Delek Logistics Term Loan Facility, and extinguishment of the Delek Logistics 2028 Notes. As of December 31, 2024, our total long-term indebtedness (as defined in Note 11 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K) consisted of the following:
•the Delek Revolving Credit Facility with no outstanding borrowings (maturity of October 26, 2027);
•aggregate principal of $931.0 million under the Delek Term Loan Credit Facility (maturity of November 19, 2029 and effective interest of 8.64%);
•aggregate principal of $435.4 million under the Delek Logistics Revolving Facility (maturity of October 13, 2027 and average borrowing rate of 7.27%);
•aggregate principal of $400.0 million under the Delek Logistics 2028 Notes (due in 2028, with effective interest rate of 7.38%);
•aggregate principal of $1,050.0 million under the Delek Logistics 2029 Notes (due in 2029, with effective interest rate of 8.82%); and

90 |

Management's Discussion and Analysis
•the United Community Bank Revolver with no outstanding borrowings (maturity of June 30, 2026).
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
See Note 11 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information about our separate debt and credit facilities.
Additionally, we utilize other financing arrangements to finance operating assets and/or, from time to time, to monetize other assets that may not be needed in the near term, when internal cost of capital and other criteria are met. Such arrangements include our inventory intermediation arrangement, which finances a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs or other non-inventory product financing liabilities and funded letters of credit. Our inventory intermediation obligation with Citigroup Energy Inc. ("Citi") was $408.7 million at December 31, 2024. See Note 10 of the accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information about our inventory intermediation agreement. Our product financing liabilities consisted primarily of RIN financings as of December 31, 2024, and totaled $185.9 million, all of which is due in the next 12 months. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Cash Requirements" section below.
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
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the year ended December 31, 2024, by operating segment and major category (in millions):

	2025 Forecast	Year Ended December 31, 2024 Actual (1) (2)
Refining
Regulatory	$28	$40.0
Sustaining maintenance, including turnaround activities	113	205.1
Growth projects	—	21.0
Refining segment total	141	266.1
Logistics
Regulatory	7	1.9
Sustaining maintenance	12	10.7
Growth projects	216	31.9
Logistics segment total	235	44.5
Corporate and Other
Regulatory	2	0.1
Sustaining maintenance	14	24.1
Growth projects	13	2.4
Other total	29	26.6
Total capital spending	$405	$337.2
(1) Excludes $95.5 million related to the new Delek Logistics natural gas processing plant. Refer to 'Other 2024 Developments' section of Item 7. Management's Discussion and Analysis of this Annual Report on Form 10-K for further information.

91 |

Management's Discussion and Analysis
(2) Excludes a $10.0 million land purchase in connection with a settlement that was in litigation related to a property that we historically operated as an asphalt and marine fuel terminal. Refer to Note 14 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

The amount of our capital expenditure forecast is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects and subject to the changes and uncertainties discussed under the 'Forward-Looking Statements' section of Item 7. Management's Discussion and Analysis of this Annual Report on Form 10-K. For further information, please refer to our discussion in Item 1A. Risk Factors, of this Annual Report on Form 10-K.
Cash Requirements
Long-Term Cash Requirements Under Contractual Obligations
Information regarding our known cash requirements under contractual obligations of the types described below as of December 31, 2024, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long-term debt and notes payable obligations	$9.5	$454.4	$2,352.5	$—	$2,816.4
Interest (1)	221.1	432.1	351.2	—	1,004.4
Operating lease commitments (2)	47.7	48.7	7.0	7.6	111.0
Purchase commitments (3)	4,553.1	—	—	—	4,553.1
Product financing agreements (4)	185.9	—	—	—	185.9
Transportation agreements (5)	188.7	297.8	211.0	195.8	893.3
Inventory intermediation obligation (6)	35.1	411.7	—	—	446.8
Retail Stores obligations (7)	10.5	17.2	17.5	8.5	53.7
Total	$5,251.6	$1,661.9	$2,939.2	$211.9	$10,064.6
(1) Expected interest payments on debt outstanding at December 31, 2024. Floating interest rate debt is calculated using December 31, 2024 rates. For additional information, see Note 11 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of December 31, 2024.
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
(4) Balances consist of obligations under RINs product financing arrangements, as described in Note 14 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K and further discussed in the ''Environmental Credits and Related Regulatory Obligations" accounting policy included in Note 2 to our consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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
(7) Amounts reflect a rebate arrangement included in the long-term agreement with FEMSA entered into in conjunction with the Retail Transaction as well as certain underground storage tank cleanup obligations. For additional information, see Note 5 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Other Cash Requirements
Our material short-term cash requirements under contractual obligations are presented above, and we expect to fund the majority of those requirements with cash flows from operations. Our other cash requirements consisted of operating activities and capital expenditures. Operating activities include cash outflows related to payments to suppliers for crude and other inventories (which are largely reflected in our contractual purchase commitments in the table above) and payments for salaries and other employee related costs. Cash outlays in 2025 are planned to include incentive compensation payments that were earned and accrued in 2024. In line with our long-term sustainable strategy, future cash requirements will include initiatives to build on our long-term sustainable business model, ESG initiatives and sum of the parts initiatives.
Refer to the cash flow section for our operating activities spend during the year ended December 31, 2024. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity.
Refer to the 'Capital Spending' section for our capital expenditures for the year ended December 31, 2024 and our anticipated cash requirements for planned capital expenditures for the full year 2024.

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
For the 2024 annual impairment assessment, we performed a qualitative assessment on the reporting units in our logistics segment, which did not result in an impairment charge nor did our analysis reflect any reporting units at risk. For the 2023 annual impairment assessment, we performed a qualitative assessment on the reporting units in our logistics segment except for the Delaware Gathering reporting unit, as we determined it was more likely than not that the fair value of the reporting unit exceeded the carrying value. Our annual impairment assessment was performed on a quantitative basis for our Delaware Gathering reporting unit during the fourth quarter of 2023. As part of our 2023 annual assessment, we recorded a $14.8 million impairment charge in the fourth quarter of 2023 related to our Delaware Gathering reporting unit within the logistics segment, which brought the amount of goodwill recorded within this reporting unit to zero. The impairment was primarily driven by the significant increases in interest rates and timing effect of system connections with our producer customers.
For the 2024 annual impairment assessment, we performed a quantitative assessment of goodwill on the reporting units in our refining segment during the fourth quarter of 2024, which resulted in an impairment of $212.2 million during the year ended December 31, 2024 related to our Krotz Springs refinery reporting unit. The impairment was predominantly driven by depressed crack spread pricing in the near term combined with an increased discount rate. As part of our assessment, the aggregate fair value of all reporting units have been reconciled to our market capitalization for reasonableness. For the 2023 annual impairment assessment, we performed a qualitative assessment on the reporting units in our refining segment, as we determined it was more likely than not that the fair value of the reporting units exceeded the carrying value. The 2023 annual assessment for the refining segment did not result in an impairment charge nor did our analysis reflect any reporting units at risk. Details of remaining goodwill balances by segment are included in Note 17 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

93 |

Management's Discussion and Analysis
Business Combinations
We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date in accordance with the provisions of ASC 805, Business Combinations ("ASC 805"). Any excess or deficiency of the purchase consideration when compared to the fair value of the net tangible assets acquired, if any, is recorded as goodwill or gain from a bargain purchase. The fair value of assets and liabilities as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach which uses market data and adjusts for entity-specific differences. We use all available information to make these fair value determinations and engage third-party consultants for valuation assistance. The estimates used in determining fair values are based on assumptions believed to be reasonable, but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.
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
The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are discussed separately below), as of December 31, 2024 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2025
Contracts not designated as hedging instruments:
Crude oil price swaps - long (1)	$9.4	4,590,000	4,590,000
Crude oil price swaps - short (1)	(9.8)	4,230,000	4,230,000
Inventory, refined product and crack spread swaps - long (1)	6.8	4,593,350	4,593,350
Inventory, refined product and crack spread swaps - short (1)	(8.9)	5,058,350	5,058,350
Natural gas swaps - long (3)	—	747,500	747,500
Natural gas swaps - short (3)	—	747,500	747,500
RINs commitment contracts - long (2)	(5.3)	36,000,000	36,000,000
Total	$(7.8)
(1) Volume in barrels.
(2) Volume in RINs.
(3) Volume in MMBtu.

94 |

Management's Discussion and Analysis
Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $1,366.4 million as of December 31, 2024.
We help manage this risk through interest rate swap agreements that we may periodically enter into in order to modify the interest rate characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. We expect that any interest rate derivatives held would reduce our exposure to short-term interest rate movements. As of December 31, 2024, we had one floating-to-fixed interest rate derivative agreement in place for a notional amount of $500.0 million, which matures in November 2027. The estimated fair value of our interest rate derivative asset was $3.2 million as of December 31, 2024.
The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt, after considering the interest rate swap, outstanding as of December 31, 2024 would be to change interest expense by approximately $8.7 million.
We also have interest rate exposure in connection with our Inventory Intermediation Agreement under which we pay a time value of money charge based on Secured Overnight Financing Rate.
Commodity Derivatives Trading Activities
From time to time, we enter into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, and futures contracts. These trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts are classified as held for trading and are recognized at fair value with changes in fair value recognized in the income statement. We had no outstanding trading commodity derivative contracts as of December 31, 2024.

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
We acquired H2O Midstream effective September 11, 2024, and have included the operating results and assets and liabilities of H2O Midstream in our consolidated financial statements as of December 31, 2024. As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Company’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of H2O Midstream. H2O Midstream accounted for approximately 3.7% of total assets as of December 31, 2024 and approximately 0.2% of net revenues of the Company for the year ended on December 31, 2024. We are currently in the process of integrating the H2O Midstream operations, control processes and information systems into our systems and control environment.
Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2024, we maintained effective internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report, which is included in the section beginning on page F-1.
The information required by Item 8 is incorporated by reference to the section beginning on page F-1.
Changes in Internal Control over Financial Reporting
Other than those changes made in connection with the H2O Midstream Acquisition on September 11, 2024, there has been no change in our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

96 |

Other Information
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On December 13, 2024, Ezra Uzi Yemin, Chairman of our Board of Directors, adopted a Rule 10b5-1 trading arrangement for the sale of up to 420,000 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is March 17, 2026.
Amendments to Executive Agreements
The Board of Directors appointed Reuven Spiegel to serve as Executive Vice President, Delek Logistics effective as of February 12, 2025. In connection with such appointment, the Company entered into an amendment to Mr. Spiegel’s Executive Employment Agreement which provides for base compensation of $550,000, an annual target bonus opportunity at 90% of base compensation (split evenly between the Delek US Holdings, Inc. 2016 Annual Incentive Plan and the Delek Logistics GP, LLC Amended and Restated 2012 Long-Term Incentive Plan) and an equity grant valued at $800,000 of time vesting RSUs (50% shall be RSUs of the Company and 50% shall be RSUs of Delek Logistics) that will vest quarterly through December 31, 2025.
Amendment to the Inventory Intermediation Agreement
On February 21, 2025, DKTS, an indirect subsidiary of the Company, acting on behalf of, and jointly and severally liable with, each of (i) Lion Oil Company, LLC (“Lion Oil”), (ii) Alon Refining Krotz Springs, Inc. (“ARKS”) and (iii) Alon USA, LP (“Alon” and together with each of Lion Oil and ARKS, the “Refinery Companies” and each a “Refinery Company”) entered into that certain Amendment to the Inventory Intermediation Agreement (the “Amendment”) with Citigroup Energy Inc. (“Citi”), which amended that certain Inventory Intermediation Agreement, dated December 22, 2022 between Citi and DKTS, acting on behalf of, and jointly and severally liable with the Refinery Companies. Pursuant to the Amendment, the Inventory Intermediation Agreement was amended to, among other things, (i) extend the term of the Inventory Intermediation Agreement from January 31, 2026 to January 31, 2027, (ii) include a mechanism for DKTS to nominate each month whether to include volumes related to the Krotz Springs refinery for funding under the Inventory Intermediation Agreement and (iii) update certain information regarding certain of the storage tanks subject to the Inventory Intermediation Agreement.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

97 |

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
We have adopted our Insider Trading Policy applicable to the Company, our subsidiaries, our affiliates, our directors, our officers and all of our employees and the employees of our subsidiaries and affiliates, governing the purchase, sale, and/or other dispositions of our securities. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Policy, including any amendments thereto, is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The information required by Item 401 of Regulation S-K regarding directors will be included under "Election of Directors" in the definitive Proxy Statement for our Annual Meeting of Stockholders expected to be held April 29, 2025 (the "Definitive Proxy Statement"), and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Item 405 of Regulation S-K will be included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement and is incorporated herein by reference.  The information required by Items 406, 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference.
Board of Directors
•Ezra Uzi Yemin
•Avigal Soreq
•William J. Finnerty
•Richard Marcogliese
•Leonardo Moreno
•Christine Benson Schwartzstein
•Gary M. Sullivan, Jr.
•Vasiliki (Vicky) Sutil
•Laurie Z. Tolson
•Shlomo Zohar
Senior Management
•Avigal Soreq – President and Chief Executive Officer
•Joseph Israel – Executive Vice President, President, Refining and Renewables
•Reuven Spiegel – Executive Vice President and Chief Financial Officer
•Denise McWatters – Executive Vice President, General Counsel and Secretary
•Patrick Reilly - Executive Vice President, Chief Commercial Officer
•Sam Eljaouhari – Executive Vice President and Chief Human Resources Officer
•Mark Hobbs – Executive Vice President, Corporate Development
•Ido Biger – Executive Vice President, Chief Technology and Data Officer
•Mohit Bhardwaj - Senior Vice President, Strategy and Growth
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

99 |

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

2.5
Membership Interest Purchase Agreement, dated as of April 8, 2022, by and between 3 Bear Energy – New Mexico LLC and DKL Delaware Gathering, LLC (incorporated by reference to Exhibit 2.1 to the Delek Logistics’ Form 8-K filed on April 11, 2022).

2.6
Membership Interest Purchase Agreement, dated July 31, 2024, by and between Alon Brands, Inc. and Emprex Proximity LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 6, 2024).

2.7
Contribution Agreement dated August 5, 2024, between Delek US Energy, Inc. and Delek Logistics Partners, LP (incorporated by reference to Exhibit 2.2 of the Company's Form 10-Q filed on August 7, 2024).

2.8
Membership Interest Purchase Agreement, dated as of December 11, 2024, by and between Gravity Water Holdings LLC and Delek Logistics Partners, LP (incorporated by reference to Exhibit 2.1 to the Delek Logistics’ Current Report on Form 8-K filed on December 13, 2024).

3.1		Second Amended and Restated Certificate of Incorporation of Delek US Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on May 9, 2022).
3.2		Fifth Amended and Restated Bylaws of Delek US Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on November 8, 2022).
3.3		Amendment to the Company's Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on May 2, 2024).
4.1
Indenture, dated as of May 23, 2017, among Delek Logistics, LP, Delek Logistics Finance Corp., the Guarantors named therein and U.S. Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Delek Logistics' Form 8-K filed on May 24, 2017, SEC File No. 001-35721).

4.2		Form of 6.750% Senior Notes due 2025 (included as Exhibit A in Exhibit 4.1 to the Delek Logistics' Form 8-K filed on May 24, 2017, SEC File No. 001-35721).
4.3
Indenture, dated as of May 24, 2021, among Delek Logistics, Delek Logistics Finance Corp., the Guarantors named therein and U.S. Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Delek Logistics’ Form 8-K filed on May 26, 2021).

4.4		Form of 7.125% Senior Note due 2028 (incorporated by reference to Exhibit 4.2 of the Delek Logistics' Form 8-K filed on May 26, 2021).
4.5
Indenture, dated as of March 13, 2024, among the Delek Logistics, LP, Delek Logistics Finance Corp., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Delek Logistics' Form 8-K filed on March 13, 2024, SEC File No. 001-35721).

4.6		Form of 8.625% Senior Note due 2029 (included as Exhibit A in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Delek Logistics' Form 8-K filed on March 13, 2024, SEC File No. 001-35721).

100 |

4.7
Second Supplemental Indenture, dated as of August 16, 2024, among Delek Logistics, LP, Delek Logistics Finance Corp., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.3 to Delek Logistics' Current Report on Form 8-K filed on August 16, 2024).

4.8		Description of Common Stock (incorporated by reference to Exhibit 4.5 to the Company's Form 10-K filed on February 28, 2024.)
10.1	*	Form of Indemnification Agreement for Directors and Officers ((incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed on February 25, 2022).
10.2(a)	*
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
Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement. (incorporated by reference to Exhibit 10.29(c) to the Company's Form 10-K filed February 28, 2017).

10.3(j)	*	Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.29(d) to the Company’s Form 10-K filed February 28, 2017).
10.3(k)	*
Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Performance Restricted Stock Unit Agreement (Cash Settled). (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q filed May 5, 2022).

10.3(l)	*
Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Restricted Stock Unit Agreement (Cash Settled) (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed on May 5, 2022).

10.3(m)	*#	Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Agreement.
10.3(n)	*#	Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Agreement.
10.3(o)	*#	Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Restricted Stock Unit Agreement.
10.3(p)	*#	Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Restricted Stock Unit Agreement.
10.4(a)	*
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

101 |

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

10.7(a)	*
Executive Employment Agreement by and between the Company and Avigal Soreq, dated for reference as of March 28, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on May 5, 2022).

10.7(b)	*#	First Amendment to Executive Employment Agreement, by and between the Delek US Holdings, Inc. and Avigal Soreq, dated as of November 6, 2024.
10.8	*
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

10.9(c)	*#	Second Amendment to Executive Employment Agreement, by and between Delek US Holdings, Inc. and Reuven Spiegel, effective as of March 1, 2025.
10.10(a)	*
Executive Employment Agreement, effective February 3, 2021, by and between Delek US Holdings, Inc. and Denise McWatters (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on February 25, 2022).

10.10(b)	*#	First Amendment to Executive Employment Agreement, dated as of November 6, 2024, by and between Delek US Holdings, Inc. and Denise McWatters.
10.11(a)	*
Executive Employment Agreement, by and between Delek US Holdings, Inc. and Joseph Israel, dated as of March 27, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 9, 2023).

10.11(b)	*#	First Amendment to Executive Employment Agreement, by and between Delek US Holdings, Inc. and Joseph Israel, dated as November 6, 2024
10.12	*
Consulting Agreement, dated as of November 2, 2020, by and between Delek US Holdings, Inc. and Frederec Green (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed on March 1, 2021).

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

102 |

10.19(d)
Fourth Amended and Restated Omnibus Agreement dated August 5, 2024, among Delek US Holdings, Inc., Delek Refining, Ltd., Lion Oil Company, LLC, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Marketing & Supply, LP, DKL Transportation, LLC, Delek Logistics Operating, LLC, and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on August 7, 2024).

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

10.27(e)
Amendment to Inventory Intermediation Agreement, dated as of December 21, 2023, by and between Citigroup Energy, Inc. and DK Trading & Supply, LLC (incorporated by reference to Exhibit 10.27(e) to the Company's Form 10-K filed on February 28, 2024).

10.27(f)	#	Second Amendment to Inventory Intermediation Agreement, dated February 21, 2025, by and between Citigroup Energy, Inc. and DK Trading & Supply, LLC.
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

103 |

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

10.36	*#	Executive Employment Agreement, effective as of March 1, 2025, by and between Delek US Holdings, Inc. and Mark Hobbs.
10.37	#	Common Unit Purchase Agreement, dated as of February 19, 2025, by and between Delek Logistics Partners, LP, and Delek US Holdings, Inc.
19.1	#	Delek US Holdings, Inc. Insider Trading Policy
21.1	#	Subsidiaries of the Registrant
23.1	#	Consent of EY
31.1	#	Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
31.2	#	Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
32.1	##	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97		Delek US Holdings, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company's Form 10-K filed on February 28. 2024).
101
The following materials from Delek US Holdings, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements.

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

104 |

Delek US Holdings, Inc.
Consolidated Financial Statements
As of December 31, 2024 and 2023 and
For Each of the Three Years Ended December 31, 2024, 2023 and 2022

F-1 |

Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Delek US Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Delek US Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2025 expressed an unqualified opinion thereon.
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

F-2 |

Financial Statements and Schedules

Evaluation of Goodwill for Impairment
Description of the Matter
At December 31, 2024, the Company’s goodwill was $475.3 million and represented approximately 7% of total assets. As discussed in Notes 2 and 17 of the consolidated financial statements, goodwill is reviewed at the reporting unit level for impairment at least annually or more frequently if events or changes in circumstances indicate the goodwill might be impaired. The Company performs its annual goodwill impairment assessment in the fourth quarter of each year. The Company evaluates the recoverability of goodwill by comparing the carrying amount of each reporting unit to its estimated fair value. The estimated fair value of each reporting unit is determined using a combination of a discounted cash flow analysis based upon projected financial information and a multiple of expected future cash flows, such as those used by third-party analysts.

Auditing management’s annual goodwill impairment analysis for the Big Spring reporting unit within the refining segment required significant judgment, as the valuation includes subjective estimates and assumptions in determining the estimated fair value of the reporting unit. In particular, the discounted cash flow analysis is sensitive to significant assumptions such as the weighted average cost of capital and the estimates of future gross margin.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls relating to the valuation of the reporting unit in the goodwill impairment analysis process. For example, we tested controls over management’s review of the significant inputs and assumptions, discussed above, used in determining the reporting unit fair values.

To test the estimated fair value of the reporting unit within the refining segment, our audit procedures included, among others, assessing valuation methodologies, performing recalculations, and testing the significant assumptions discussed above. We performed sensitivity analyses of assumptions to evaluate the change in the fair value of the reporting unit resulting from changes in those assumptions to assess their significance and importance. We compared the significant assumptions in the prospective financial data used by management to current industry and economic trends, historical performance, and other relevant factors. We also involved our valuation specialists to assist in evaluating the fair value methodologies used and testing certain assumptions used, including the determination of the weighted average cost of capital.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Nashville, Tennessee
February 26, 2025

F-3 |

Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Delek US Holdings, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delek US Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of H2O Midstream, which is included in the 2024 consolidated financial statements of the Company and constituted 3.7% of total assets as of December 31, 2024, and 0.2% of net revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of H2O Midstream.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes, and our report dated February 26, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Nashville, Tennessee
February 26, 2025

F-4 |

Financial Statements and Schedules

Delek US Holdings, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$735.6	$821.8
Accounts receivable, net	617.6	783.7
Inventories, net of inventory valuation reserves	893.2	941.2
Current assets of discontinued operations	—	41.5
Other current assets	85.5	77.8
Total current assets	2,331.9	2,666.0
Property, plant and equipment:
Property, plant and equipment	4,948.4	4,460.3
Less: accumulated depreciation	(2,008.4)	(1,764.0)
Property, plant and equipment, net	2,940.0	2,696.3
Operating lease right-of-use assets	92.2	121.5
Goodwill	475.3	687.5
Other intangibles, net	321.6	287.7
Equity method investments	392.9	360.7
Non-current assets of discontinued operations	—	228.1
Other non-current assets	111.9	124.0
Total assets	$6,665.8	$7,171.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,813.8	$1,814.3
Current portion of long-term debt	9.5	44.5
Current portion of obligation under Inventory Intermediation Agreement	—	0.4
Current portion of operating lease liabilities	43.2	50.1
Current liabilities of discontinued operations	—	11.5
Accrued expenses and other current liabilities	649.5	764.3
Total current liabilities	2,516.0	2,685.1
Non-current liabilities:
Long-term debt, net of current portion	2,755.7	2,555.3
Obligation under Inventory Intermediation Agreement	408.7	407.2
Environmental liabilities, net of current portion	33.3	110.9
Asset retirement obligations	24.7	36.4
Deferred tax liabilities	214.8	264.1
Operating lease liabilities, net of current portion	54.8	85.7
Non-current liabilities of discontinued operations	—	34.3
Other non-current liabilities	82.6	33.1
Total non-current liabilities	3,574.6	3,527.0
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 80,127,994 shares and 81,539,871 shares issued at December 31, 2024 and December 31, 2023, respectively	0.8	0.8
Additional paid-in capital	1,215.9	1,113.6
Accumulated other comprehensive loss	(4.1)	(4.8)
Treasury stock, 17,575,527 shares, at cost, at December 31, 2024 and December 31, 2023, respectively	(694.1)	(694.1)
Retained earnings	(205.7)	430.0
Non-controlling interests in subsidiaries	262.4	114.2
Total stockholders’ equity	575.2	959.7
Total liabilities and stockholders’ equity	$6,665.8	$7,171.8
See accompanying notes to the consolidated financial statements

F-5 |

Financial Statements

Delek US Holdings, Inc.
Consolidated Statements of Income
(In millions, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Net revenues	$11,852.2	$16,467.2	$19,801.0
Cost of sales:
Cost of materials and other	10,781.8	14,825.3	18,071.4
Operating expenses (excluding depreciation and amortization presented below)	763.8	770.6	718.1
Depreciation and amortization	349.7	322.8	263.8
Total cost of sales	11,895.3	15,918.7	19,053.3
Insurance proceeds	(20.6)	(20.3)	(31.2)
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	3.4	4.4	8.6
General and administrative expenses	252.8	272.0	313.7
Depreciation and amortization	24.8	16.7	11.2
Asset impairment	243.5	37.9	—
Other operating income, net	(55.5)	(6.9)	(12.1)
Total operating costs and expenses	12,343.7	16,222.5	19,343.5
Operating (loss) income	(491.5)	244.7	457.5
Interest expense, net	313.0	318.0	195.8
Income from equity method investments	(92.2)	(86.2)	(57.7)
Other income, net	(6.3)	(3.7)	(2.4)
Total non-operating expense, net	214.5	228.1	135.7
(Loss) income from continuing operations before income tax (benefit) expense	(706.0)	16.6	321.8
Income tax (benefit) expense	(107.9)	(3.0)	56.4
(Loss) income from continuing operations, net of tax	(598.1)	19.6	265.4
Discontinued operations:
Income from discontinued operations, including gain on sale of discontinued operations	105.9	35.2	32.6
Income tax expense	28.7	8.1	7.5
Income from discontinued operations, net of tax	77.2	27.1	25.1
Net (loss) income	(520.9)	46.7	290.5
Non-controlling interests	39.5	26.9	33.4
Net (loss) income attributable to Delek	$(560.4)	$19.8	$257.1
Basic (loss) income per share:
(Loss) income from continuing operations	$(9.98)	$(0.11)	$3.28
Income from discontinued operations	1.21	0.41	0.35
Total basic (loss) income per share	$(8.77)	$0.30	$3.63
Diluted (loss) income per share:
(Loss) income from continuing operations	$(9.98)	$(0.11)	$3.24
Income from discontinued operations	1.21	0.41	0.35
Total diluted (loss) income per share	$(8.77)	$0.30	$3.59
Weighted average common shares outstanding:
Basic	63,882,219	65,406,089	70,789,458
Diluted	63,882,219	65,406,089	71,516,361
See accompanying notes to the consolidated financial statements

F-6 |

Financial Statements

Delek US Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(520.9)	$46.7	$290.5
Other comprehensive (loss) income:
Postretirement benefit plans:
Unrealized gain (loss) arising during the year related to:
Net actuarial gain (loss)	0.9	0.7	(1.9)
Reclassified to other (income) expense, net:
Amortization of net actuarial gain	(0.1)	(0.2)	—
Net change related to postretirement benefit plans	0.8	0.5	(1.9)
Income tax expense (benefit)	0.1	0.1	(0.5)
Net comprehensive gain (loss) on postretirement benefit plans	0.7	0.4	(1.4)
Total other comprehensive income (loss)	0.7	0.4	(1.4)
Comprehensive (loss) income attributable to:	$(520.2)	$47.1	$289.1
Non-controlling interest	39.5	26.9	33.4
Comprehensive (loss) income attributable to Delek	$(559.7)	$20.2	$255.7

See accompanying notes to the consolidated financial statements

F-7 |

Financial Statements

Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In millions, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity	Redeemable Non-Controlling Interest
	Shares	Amount				Shares	Amount
Balance at December 31, 2021:	91,772,080	$0.9	$1,206.5	$(3.8)	$384.7	(17,575,527)	$(694.1)	$119.8	$1,014.0	$—
Net income	—	—	—	—	257.1	—	—	33.4	290.5	—
Other comprehensive loss related to postretirement benefit plans, net	—	—	—	(1.4)	—	—	—	—	(1.4)	—
Common stock dividends ($0.610 per share)	—	—	—	—	(42.8)	—	—	—	(42.8)	—
Equity-based compensation expense	—	—	28.6	—	—	—	—	0.5	29.1	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(36.0)	(36.0)	—
Repurchase of common stock	(4,261,185)	—	(56.9)	—	(72.7)	—	—	—	(129.6)	—
Purchase of Delek common stock from IEP Energy Holding LLC	(3,497,268)	—	(46.0)	—	(18.0)	—	—	—	(64.0)	—
Sale of Delek Logistics common limited partner units, net	—	—	8.5	—	—	—	—	5.1	13.6	—
Issuance of Delek Logistic common limited partner units, net	—	—	—	—	—	—	—	3.1	3.1	—
Taxes paid due to the net settlement of equity-based compensation	—	—	(6.5)	—	—	—	—	—	(6.5)	—
Exercise of equity-based awards	457,405	—	—	—	—	—	—	—	—	—
Other	38,485	—	(0.1)	—	(0.4)	—	—	—	(0.5)	—
Balance at December 31, 2022	84,509,517	$0.9	$1,134.1	$(5.2)	$507.9	(17,575,527)	$(694.1)	$125.9	$1,069.5	$—

F-8 |

Financial Statements

Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(In millions, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity	Redeemable Non-Controlling Interest
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	84,509,517	$0.9	$1,134.1	$(5.2)	$507.9	(17,575,527)	$(694.1)	$125.9	$1,069.5	$—
Net income	—	—	—	—	19.8	—	—	26.9	46..7	—
Other comprehensive gain related to postretirement benefit plans, net	—	—	—	0.4	—	—	—	—	0.4	—
Common stock dividends ($0.925 per share)	—	—	—	—	(60.3)	—	—	—	(60.3)	—
Equity-based compensation expense	—	—	26.8	—	—	—	—	0.7	27.5	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(38.6)	(38.6)	—
Repurchase of common stock	(3,562,767)	(0.1)	(48.1)	—	(37.2)	—	—	—	(85.4)	—
Taxes paid due to the net settlement of equity-based compensation	—	—	(4.5)	—	—	—	—	(0.7)	(5.2)	—
Exercise of equity-based awards	450,123	—	—	—	—	—	—	—	—	—
Other	142,998	—	5.3	—	(0.2)	—	—	—	5.1	—
Balance at December 31, 2023	81,539,871	$0.8	$1,113.6	$(4.8)	$430.0	(17,575,527)	$(694.1)	$114.2	$959.7	$—

F-9 |

Financial Statements

Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(In millions, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity	Redeemable Non-Controlling Interest
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	81,539,871	$0.8	$1,113.6	$(4.8)	$430.0	(17,575,527)	$(694.1)	$114.2	$959.7	$—
Net (loss) income	—	—	—	—	(560.4)	—	—	39.5	(520.9)	—
Other comprehensive gain related to postretirement benefit plans, net	—	—	—	0.7	—	—	—	—	0.7	—
Common stock dividends ($1.005 per share)	—	—	—	—	(64.2)	—	—	—	(64.2)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(56.8)	(56.8)	—
Equity-based compensation expense	—	—	32.6	—	—	—	—	1.2	33.8	—
Repurchase of common stock	(2,168,196)	—	(31.7)	—	(9.8)	—	—	—	(41.5)	—
Taxes paid due to the net settlement of equity-based compensation	—	—	(5.5)	—	—	—	—	(1.0)	(6.5)	—
Exercise of equity-based awards	589,300	—	—	—	—	—	—	—	—	—
Equity attributable to issuance of Delek Logistics common limited partner units, net of tax	—	—	103.9	—	—	—	—	165.6	269.5	—
Issuance of Delek Logistics preferred units	—	—	—	—	—	—	—	—	—	70.0
Redemption of Delek Logistics preferred units	—	—	—	—	(0.8)	—	—	—	(0.8)	(70.0)
Other	167,019	—	3.0	—	(0.5)	—	—	(0.3)	2.2	—
Balance at December 31, 2024	80,127,994	$0.8	$1,215.9	$(4.1)	$(205.7)	(17,575,527)	$(694.1)	$262.4	$575.2	$—

See accompanying notes to the consolidated financial statements

F-10 |

Financial Statements

Delek US Holdings, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(520.9)	$46.7	$290.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	374.5	339.5	275.0
Non-cash lease expense	46.1	60.3	63.7
Deferred income taxes	(103.6)	(1.6)	61.6
Asset impairment	243.5	37.9	—
Income from equity method investments	(92.2)	(86.2)	(57.7)
Dividends from equity method investments	74.1	61.0	32.3
Non-cash lower of cost or market/net realizable value adjustment	(10.7)	0.4	1.9
Loss on extinguishment of debt	3.6	—	—
Equity-based compensation expense	33.8	27.5	29.1
Income from discontinued operations, including gain on sale of discontinued operations, net	(77.2)	(27.1)	(25.1)
Other	0.5	5.0	15.1
Changes in assets and liabilities:
Accounts receivable	179.8	460.0	(429.1)
Inventories and other current assets	84.6	559.4	(251.1)
Fair value of derivatives	(5.5)	4.0	(4.6)
Accounts payable and other current liabilities	(220.8)	(299.7)	300.9
Obligation under Inventory Intermediation Agreements	1.1	(192.1)	102.3
Non-current assets and liabilities, net	(94.4)	(16.0)	(11.1)
Cash (used in) provided by operating activities - continuing operations	(83.7)	979.0	393.7
Cash provided by operating activities - discontinued operations	16.9	34.6	31.6
Net cash (used in) provided by operating activities	(66.8)	1,013.6	425.3
Cash flows from investing activities:
Business Combinations	(182.5)	—	(625.6)
Equity method investment contributions	(19.1)	—	(0.1)
Distributions from equity method investments	5.0	14.9	9.9
Purchases of property, plant and equipment	(427.7)	(392.5)	(280.2)
Purchase of equity securities	(0.4)	(11.9)	—
Purchases of intangible assets	(2.9)	(4.3)	(5.6)
Proceeds from sale of property, plant and equipment	10.2	1.9	0.2
Insurance and settlement proceeds	16.2	10.3	—
Other	(2.0)	—	—
Cash used in investing activities - continuing operations	(603.2)	(381.6)	(901.4)
Cash provided by (used in) investing activities - discontinued operations	361.7	(26.4)	(30.2)
Net cash used in investing activities	(241.5)	(408.0)	(931.6)
Cash flows from financing activities:
Proceeds from long-term revolvers	6,922.1	3,545.8	3,385.3
Payments on long-term revolvers	(7,272.2)	(3,980.8)	(2,472.8)
Proceeds from term debt	1,059.0	—	1,250.0
Payments on term debt	(540.8)	(28.2)	(1,289.1)
Proceeds from product and other financing agreements	1,110.3	1,187.3	994.6
Repayments of product and other financing agreements	(1,096.3)	(1,212.7)	(1,006.9)
Proceeds from Inventory Intermediation Agreement	—	32.2	538.8
Proceeds from termination of Supply & Offtake Obligation	—	25.8	(586.9)
Taxes paid due to the net settlement of equity-based compensation	(6.5)	(5.2)	(6.5)
Repurchase of common stock	(41.5)	(85.4)	(129.6)
Distribution to non-controlling interest	(56.8)	(38.6)	(36.0)
Proceeds from sale of Delek Logistics common limited partner units, net	—	—	16.4
Proceeds from issuance of Delek Logistic common limited partner units, net	297.9	—	3.1
Purchase of Delek common stock from IEP Energy Holding LLC	—	—	(64.0)
Redemption of Delek Logistics preferred units	(70.8)	—
Payment of debt extinguishment costs	(0.3)	—	—
Dividends paid	(64.2)	(60.3)	(42.8)
Deferred financing costs paid	(18.2)	(4.6)	(62.5)
Cash provided by (used in) financing activities - continuing operations	221.7	(624.7)	491.1
Net used in financing activities	221.7	(624.7)	491.1
Net decrease in cash and cash equivalents	(86.6)	(19.1)	(15.2)
Cash and cash equivalents at the beginning of the period	822.2	841.3	856.5
Cash and cash equivalents at the end of the period	735.6	822.2	841.3
Less cash and cash equivalents of discontinued operations at the end of the period	—	0.4	0.4
Cash and cash equivalents of continuing operations at the end of the period	$735.6	$821.8	$840.9
Delek US Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)
(In millions)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $4.5 million, $5.5 million and $2.1 million in the 2024, 2023 and 2022 periods, respectively	$300.1	323.5	186.7
Income taxes	$3.8	$10.8	$27.6
Non-cash investing activities:
Delek Logistics preferred units issued in connection with H2O Acquisition	$70.0	$—	$—
Increase (decrease) in accrued capital expenditures	$14.9	$(27.6)	$34.8
Non-cash financing activities:
Non-cash lease liability arising from obtaining right-of-use assets during the period	$16.0	$55.9	$27.7

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
On July 31, 2024, a wholly owned subsidiary of Delek, entered into a definitive equity purchase agreement (the "Retail Purchase Agreement") with a subsidiary of Fomento Económico Mexicano, S.A.B. de C.V. (“FEMSA”). Under the terms of the Retail Purchase Agreement, Delek agreed to sell, and FEMSA agreed to purchase, 100% of the equity interests in four of Delek’s wholly-owned subsidiaries that owned and operated 249 retail fuel and convenience stores (the "Retail Stores") under the Delek US Retail brand for a total cash consideration of $390.2 million including the purchase of inventory and other customary adjustments under the Retail Purchase Agreement for indebtedness (the “Retail Transaction”). The Retail Transaction closed on September 30, 2024.
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
Having classified the Retail Stores as discontinued operations, the consolidated balance sheets for all periods presented have been reclassified to reflect discontinued operations assets and discontinued operations liabilities. The consolidated statements of income for all periods presented have been reclassified to reflect the results of the Retail Stores as income from discontinued operations, net of taxes. See Note 5 for further information regarding discontinued operations.
Segment Reporting
Delek is an integrated downstream energy business based in Brentwood, Tennessee. Prior to July 2024, we aggregated our operating units into three reportable segments: Refining, Logistics and Retail consisting of three primary lines of business:
•petroleum refining and crude oil operations;
•the transportation, storage and wholesale distribution of crude oil, natural gas, intermediate and refined products and water disposal and recycling; and
•convenience store retailing.
Having classified the Retail Stores as discontinued operations, Retail is no longer a reportable segment.

F-12 |

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
Cash and Cash Equivalents
Delek maintains cash and cash equivalents in accounts with large, U.S. or multi-national financial institutions. All highly liquid investments purchased with a term of three months or less are considered to be cash equivalents. As of December 31, 2024 and 2023, these cash equivalents consisted primarily of bank money market accounts and bank certificates of deposit, as well as overnight investments in U.S. Government or its agencies' obligations and bank repurchase obligations collateralized by U.S. Government or its agencies' obligations.
Accounts Receivable
Accounts receivable primarily consists of trade receivables generated in the ordinary course of business, but may also include receivables on commodity sales contracts that are part of crude optimization and are, therefore, related to transactions that are reflected as reductions of cost of materials and other, rather than revenue. Such other receivables are with the same or similar customers as our trade receivables, and are subject to the same characteristics regarding the nature, timing, pricing and risk. Delek recorded an allowance for doubtful accounts related to accounts receivable of $13.0 million and $5.8 million as of December 31, 2024 and 2023, respectively.
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
No customer accounted for more than 10% of our consolidated accounts receivable balance as of December 31, 2024 and one customer as of December 31, 2023. No customer accounted for more than 10% of consolidated net sales for the year ended December 31, 2024. One customer accounted for $4.0 billion and $3.9 billion of net sales which was more than 10% of consolidated net sales for the years ended December 31, 2023 and 2022, respectively, and was recognized in the Refining segment.
Inventory
Crude oil, work-in-process, refined products, blendstocks and asphalt inventory for all of our operations are stated at the lower of cost determined using the first-in, first-out ("FIFO") basis or net realizable value. We are not subject to concentration risk with specific suppliers, since our crude oil and refined products inventory purchases are commodities that are readily available from a large selection of suppliers.
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
Long-Lived Assets and Other Intangibles Impairment
Long-lived assets held and used and other intangibles are evaluated for impairment whenever indicators of impairment exist. In accordance with ASC 360 and ASC 350, Intangibles - Goodwill and Other ("ASC 350"), Delek evaluates the realizability of these long-lived assets as events occur that might indicate potential impairment. In doing so, Delek assesses whether the carrying amount of the asset is recoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset. These impairment charges are included in asset impairment in our consolidated statements of income. There was $31.3 million and $23.1 million impairment related to property, plant and equipment, other non-current assets and right-of-use assets for the years ended December 31, 2024 and 2023, respectively. There were no impairment charges for the year ended December 31, 2022. See Note 20 and Note 25 for further information on our asset impairment charges.
Equity Method Investments
For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of influence over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Equity investments for which we determine we have significant influence are accounted for as equity method investments. Amounts recognized for equity method investments are included in equity method investments in our consolidated balance sheets and adjusted for our share of the net earnings and losses of the investee and cash distributions, which are separately stated in our consolidated statements of income and our consolidated statements of cash flows. We evaluate our equity method investments presented for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. There were no impairment losses recorded on equity method investments for the years ended December 31, 2024, 2023 or 2022. See Note 8 for further information on our equity method investments.
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
Our annual assessment of goodwill resulted in an impairment of $212.2 million and $14.8 million during the years ended December 31, 2024 and 2023, respectively. There was no impairment during the year ended December 31, 2022. Details of remaining goodwill balances by segment are included in Note 17.
Business Combinations
We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date in accordance with the provisions of ASC 805. Any excess or deficiency of the purchase consideration when compared to the fair value of the net tangible assets acquired, if any, is recorded as goodwill or gain from a bargain purchase. The fair value of assets and liabilities as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach which uses market data and adjusts for entity-specific differences. We use all available information to make these fair value determinations and engage third-party consultants for valuation assistance. The estimates used in determining fair values are based on assumptions believed to be reasonable, but which are inherently uncertain. Accordingly, actual results may differ materially from the projected results used to determine fair value.
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
Delek applies the provisions of ASC 820, Fair Value Measurements and Disclosure ("ASC 820"), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to our commodity and other derivatives that are measured at fair value on a recurring basis, and to our inventory intermediation agreement that is accounted for under the fair value election. ASC 820 also applies to the measurement of our equity method investment, goodwill and long-lived tangible and intangible assets when determining whether or not an impairment exists, when circumstances require evaluation. This standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material to our financial statements as of December 31, 2024 and 2023.
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
Environmental Expenditures
It is Delek's policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at sites where we have environmental exposure. This estimate is based on assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for 15 years, and up to 25 years if a longer period is believed reasonably necessary. Such estimates may require judgment with respect to costs, time frame and extent of required remedial and clean-up activities. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental liabilities to their present value if payments are fixed or reliably determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Provisions for environmental liabilities generally are recognized in operating expenses.
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

F-17 |

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
We sell crude barrels through supply agreements predominantly in the gulf coast region. The transaction price for these products is based on contractual rates. Revenue is recognized based on consideration specified in such agreements when performance obligations are satisfied by transferring control of crude oil to the customer.
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
For the logistics segment, cost of materials and other includes the following:
•all costs of purchased refined products, additives and related transportation of such products,
•costs associated with the operation of our trucking assets, which primarily include allocated employee costs and other costs related to fuel, truck leases and repairs and maintenance, and
•the cost of pipeline capacity leased from a third-party.
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
Delek calculates the total lease expense for the entire noncancelable lease period, considering renewals for all periods for which it is reasonably certain to be exercised, and records lease expense on a straight-line basis in the accompanying consolidated statements of income. Accordingly, a lease liability is recognized for these leases and is calculated to be the present value of the fixed lease payments, as defined by ASC 842-20, using a discount rate based on our incremental borrowing rate. A corresponding right-of-use asset is recognized based on the lease liability and adjusted for certain costs and prepayments. The right-of-use asset is amortized over the noncancelable lease period, considering renewals for all periods for which it is reasonably certain to be exercised. For substantially all classes of underlying assets, we have elected the practical expedient not to separate lease and non-lease components, which allows us to combine the components if certain criteria are met. See Note 25 for further information.

F-19 |

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
In August 2022, the Inflation Reduction Act of 2022 (the “Act”) was signed into law. One of the aspects of the Act was the introduction of a 1% excise tax on certain corporate stock buybacks. More specifically, the Act would impose a nondeductible 1% excise tax on the fair market value of certain stock that is “repurchased” during the taxable year by a publicly traded U.S. corporation or acquired by certain of its subsidiaries. The taxable amount is reduced by the fair market value of certain issuances of stock throughout the year. The Act also imposes a 15% corporate minimum tax and extends and expands tax incentives for clean energy. The Act has not had any material impacts to the Company.
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
Restricted stock units ("RSUs") are valued based on the fair market value of the underlying stock on the date of grant. Performance-based RSUs ("PRSUs") which include a market condition based on the Company's total shareholder return over the performance period are valued using a Monte-Carlo simulation model. We record compensation expense for these awards based on the grant date fair value of the award, recognized ratably over the measurement period. Vested RSUs and PRSUs are not issued until the minimum statutory withholding requirements have been remitted to us for payment to the taxing authority. As a result, the actual number of shares accounted for as issued may be less than the number of RSUs vested, due to any withholding amounts which have not been remitted.
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
The service cost component of net periodic benefit is included as part of general and administrative expenses in the accompanying consolidated statements of income. The other components of net periodic benefit are included as part of other income, net in the accompanying consolidated statements of income.

F-20 |

New Accounting Pronouncements Adopted During 2024
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the chief decision maker ("CODM") and included within each reported measure of a segment's profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment's profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the provisions of ASU 2023-07 in the fourth quarter of 2024 and resulted in additional segment reporting disclosure requirements but did not have a significant impact on our consolidated financial statements. See Note 4 for further information.
ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements
In March 2024, the FASB issued ASU 2024-02 Codification Improvements - Amendments to Remove References to the Concepts Statements ("ASU 2024-02"), which amends the Accounting Standards Codification ("Codification") to remove references to various concepts statements and impacts a variety of topics in the Codification. The ASU is intended to simplify the Codification and draw a distinction between authoritative and non-authoritative literature. ASU 2024-02 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company adopted the provisions of ASU 2024-02 in the third quarter of 2024, and the adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.
ASU 2023-06, Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative
In October 2023, the FASB issued ASU 2023-06 Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). The main provision of ASU 2023-06 is to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB accounting standard codification with the SEC's regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company adopted the provisions of ASU 2023-06 in 2024, and the adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.
Accounting Pronouncements Not Yet Adopted
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). ASU 2024-03 requires disaggregation of expenses into specific categories such as purchase of inventory, employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted on either a prospective or retrospective basis. The adoption will not affect our financial position or our results of operations, but will result in additional disclosures.
ASU 2023-09, Income Taxes(Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09 Income Taxes(Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). The standard is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis with the option to apply the standard retrospectively. The adoption will not affect our financial position or our results of operations, but will result in additional disclosures.
3. Acquisitions
Gravity Acquisition
On December 11, 2024, Delek Logistics entered into an agreement (the "Gravity Purchase Agreement") to acquire 100% of the limited liability company interests in Gravity Water Intermediate Holdings LLC from Gravity Water Holdings LLC (the "Seller") related to the Seller's water disposal and recycling operations in the Permian Basin and the Bakken (the “Gravity Acquisition”) for total consideration of $301.2 million, subject to customary adjustments for net working capital. The purchase price was comprised of $209.3 million in cash and 2,175,209 of Delek Logistics’ common units. Upon execution of the Gravity Purchase Agreement, we made a cash deposit of $22.8 million, recorded in other current assets on the consolidated balance sheets, which was credited to the sale upon closing. The Gravity Acquisition closed on January 2, 2025.

F-21 |

H2O Midstream
On September 11, 2024, Delek Logistics completed the acquisition of 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC (the “Purchased Interests” or "H2O Midstream Acquisition") from H2O Midstream Holdings, LLC. The H2O Midstream Acquisition included water disposal and recycling operations in the Midland Basin in Texas for total consideration of $229.7 million, subject to customary adjustments for net working capital ("H2O Transaction"). The purchase price was comprised of approximately $159.7 million in cash and $70.0 million of Delek Logistics’ preferred units. See Note 7 for further information on Preferred Units. The cash portion was financed through a combination of cash on hand and borrowings under the Delek Logistics' Credit Facility (as defined in Note 11).
For the year ended December 31, 2024, we incurred $7.4 million in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying consolidated statements of income.
Our consolidated financial and operating results reflect the H2O Midstream Acquisition operations beginning September 11, 2024. Our results of operations included revenue and net income of $19.5 million and $8.3 million, respectively, for the period from September 11, 2024 through December 31, 2024 related to these operations.
The H2O Midstream Acquisition was accounted for using the acquisition method of accounting, whereby the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values.
Determination of Purchase Price
The table below represents the estimated purchase price (in millions):

Base purchase price:	$230.0
Less: Adjusted Net Working Capital (as defined in the H2O Purchase Agreement)	(2.6)
Plus: various closing adjustments	2.3
Adjusted purchase price	$229.7
Cash paid	159.7
Fair value of Preferred Units issued	70.0
Preliminary purchase price	$229.7

Purchase Price Allocation
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed in the H2O Midstream Acquisition as of September 11, 2024 (in millions):

Assets acquired:
Accounts receivables	$6.7
Inventories	2.5
Other current assets	0.9
Property, plant and equipment	174.5
Operating lease right-of-use assets	2.0
Other intangibles (1)	57.5
Total assets acquired	244.1

Liabilities assumed:
Accounts payable	1.8
Accrued expenses and other current liabilities	7.2
Current portion of operating lease liabilities	0.3
Asset retirement obligations	4.9
Operating lease liabilities, net of current portion	0.2
Total liabilities assumed	14.4
Fair value of net assets acquired	$229.7
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a preliminary fair value of $24.2 million, which will be amortized over an 13.4 years useful life.
•Rights-of-way intangibles valued at $28.5 million, which have an indefinite life.
•Favorable supply contract intangible that is subject to amortization with a preliminary fair value of $4.8 million which will be amortized over a 4.8 years useful life.

F-22 |

These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of December 31, 2024. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
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

	Year Ended December 31,
(in millions)	2024	2023
Net revenues	$11,896.8	$16,553.9
(Loss) income from continuing operations, net of tax	$(510.1)	$35.6
Delek Delaware Gathering
On June 1, 2022, Delek Logistics acquired 100% of the limited liability company interests in 3 Bear Delaware Holding – NM, LLC from 3 Bear Energy – New Mexico LLC, related to its crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, located in the Delaware Basin of New Mexico (the "Delaware Gathering Acquisition"). The purchase price for Delaware Gathering was $628.3 million, which was financed through a combination of cash on hand and borrowings under the Delek Logistics' Revolving Facility (as discussed in Note 11 of these consolidated financial statements).
The Delaware Gathering Acquisition was accounted for using the acquisition method of accounting, whereby the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their fair values. The excess of the consideration paid over the fair value of the net assets acquired was recorded as goodwill.

4. Segment Data
Prior to July 2024, we aggregated our operating units into three reportable segments: Refining, Logistics and Retail. However, on July 31, 2024, Delek entered into the Retail Purchase Agreement to sell the Retail Stores, which consisted of the entire retail segment to FEMSA. As a result of the Retail Purchase Agreement, we met the requirements of ASC 205-20 and ASC 360, to report the results of the Retail Stores as discontinued operations and to classify the Retail Stores as a group of discontinued operations assets. The Retail Transaction closed on September 30, 2024. Operations that are not specifically included in the reportable segments are included in Corporate, Other and Eliminations, which consist of the following:
•our corporate activities;
•results of certain immaterial operating segments, including our Canadian crude trading operations (as discussed in Note 12); and
•intercompany eliminations.

F-23 |

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
The disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Company defines its segments based on how internally reported information is regularly reviewed by its CODM to analyze financial performance, make decisions and allocate resources. The CODM is a combination of the chief executive officer and chairman of the board of directors. The CODM evaluates performance based upon EBITDA attributable to Delek. The CODM considers budget to actual variances on a monthly basis when making decisions about the allocation of operating and capital resources to each segment. EBITDA attributable to Delek is an important measure used by management to evaluate the financial performance of our core operations. We define EBITDA attributable to Delek for any period as net income (loss) attributable to Delek plus interest expense, income tax expense (benefit), depreciation and amortization. Segment EBITDA should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered alternatives to net income (loss), which is the most directly comparable financial measure to EBITDA that is in accordance with U.S. GAAP. Segment EBITDA, as determined and measured by us, should also not be compared to similarly titled measures reported by other companies.
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
As of December 31, 2024, the refining segment also owns three biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi. During the second quarter of 2024, we made the decision to idle the biodiesel facilities, while exploring viable and sustainable alternatives. See Note 20 for further information. In addition, the refining segment includes our wholesale crude operations and our 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S.
On May 7, 2020, we sold our equity interests in Alon Bakersfield Property, Inc., an indirect wholly-owned subsidiary that owns the non-operating refinery located in Bakersfield, California, to a subsidiary of Global Clean Energy Holdings, Inc. (“GCE”). As part of the transaction, GCE granted a call option to Delek to acquire up to a 33 1/3% limited member interest in the acquiring subsidiary of GCE for up to $13.3 million, subject to certain adjustments. Such option is exercisable by Delek through the 90th day after GCE demonstrates commercial operations, as contractually defined which has not yet occurred as of December 31, 2024.
The refining segment's petroleum-based products are marketed primarily in the south central and southwestern regions of the United States. This segment also ships and sells gasoline into wholesale markets in the southern and eastern United States. In addition, the segment sells motor fuels through its wholesale distribution network on an unbranded basis.
Logistics Segment
Our logistics segment owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. The logistics segment generates revenue by charging fees for gathering, transporting and storing crude oil and natural gas, marketing, distributing, transporting and storing intermediate and refined products and disposing and recycling water in select regions of the southeastern United States, the Midland Basin in Texas, the Delaware Basin in New Mexico and West Texas for our refining segment and third parties, and sales of wholesale products in the West Texas market. The operating results and assets acquired in the H2O Midstream Acquisition have been included in the logistics segment beginning on September 11, 2024. The operating results and assets acquired in the Delaware Gathering Acquisition have been included in the logistics segment beginning on June 1, 2022.

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
Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by EBITDA attributable to Delek for the year ended indicated (in millions):

	Year Ended December 31, 2024
(In millions)	Refining (3)	Logistics	Corporate, Other and Eliminations (3) (4)	Consolidated
Net revenues (excluding intercompany fees and revenues)	$11,142.4	$422.8	$—	$11,565.2
Inter-segment fees and revenues (1)	640.6	517.8	(871.4)	287.0
Total revenues	$11,783.0	$940.6	$(871.4)	$11,852.2

Cost of materials and other	11,147.4	483.7	(849.3)	10,781.8
Operating Expenses	596.6	122.7	47.9	767.2
General and administrative expenses	15.2	36.0	201.6	252.8
Income from equity method investments	(31.2)	(43.3)	(17.7)	(92.2)
Other (5)	213.0	(1.2)	(11.2)	200.6
Segment EBITDA attributable to Delek	$(158.0)	$342.7	$(242.7)	$(58.0)
Depreciation and amortization	265.5	102.8	6.2	374.5
Interest expense, net	81.4	103.1	128.5	313.0
Income tax benefit				(107.9)
Income from discontinued operations, net of tax				(77.2)
Net loss attributable to Delek				$(560.4)

Capital spending (excluding business combinations) (2)	$266.1	$140.0	$26.6	$432.7

	Year Ended December 31, 2023
(In millions)	Refining	Logistics (3)	Corporate, Other and Eliminations (3) (4)	Consolidated
Net revenues (excluding intercompany fees and revenues)	$15,578.1	$456.6	$—	$16,034.7
Inter-segment fees and revenues (1)	828.8	563.8	(960.1)	432.5
Total revenues	$16,406.9	$1,020.4	$(960.1)	$16,467.2

Cost of materials and other	15,242.3	532.6	(949.6)	14,825.3
Operating Expenses	619.2	118.1	37.7	775.0
General and administrative expenses	31.2	24.8	216.0	272.0
Income from equity method investments	(31.9)	(31.4)	(22.9)	(86.2)
Other (5)	(14.6)	13.3	35.2	33.9
Segment EBITDA attributable to Delek	$560.7	$363.0	$(276.5)	$647.2
Depreciation and amortization	234.2	92.4	12.9	339.5
Interest expense, net	42.3	143.2	132.5	318.0
Income tax benefit				(3.0)
Income from discontinued operations, net of tax				(27.1)
Net income attributable to Delek				$19.8

Capital spending (2)	$246.9	$81.3	$31.1	$359.3

F-25 |

	Year Ended December 31, 2022
(In millions)	Refining	Logistics	Corporate, Other and Eliminations (4)	Consolidated
Net revenues (excluding intercompany fees and revenues)	$18,730.9	$557.0	$1.0	$19,288.9
Inter-segment fees and revenues (1)	1,032.1	479.4	(999.4)	512.1
Total revenues	$19,763.0	$1,036.4	$(998.4)	$19,801.0

Cost of materials and other	18,412.8	641.4	(982.8)	18,071.4
Operating Expenses	622.5	88.3	15.9	726.7
General and administrative expenses	57.2	34.1	222.4	313.7
Income from equity method investments	(18.5)	(31.7)	(7.5)	(57.7)
Other (5)	(47.6)	(0.5)	35.8	(12.3)
Segment EBITDA attributable to Delek	$736.6	$304.8	$(282.2)	$759.2
Depreciation and amortization	205.4	63.0	6.6	275.0
Interest expense, net	4.1	82.3	109.4	195.8
Income tax expense				56.4
Income from discontinued operations, net of tax				(25.1)
Net income attributable to Delek				$257.1

Capital spending (excluding business combinations) (2)	$138.0	$130.7	$40.2	$308.9
(1) Intercompany fees and sales for the refining segment include revenues of $287.0 million, $432.5 million and $512.1 million during the years ended December 31, 2024, 2023 and 2022, respectively, to the Retail Stores, the operations of which are reported in discontinued operations.
(2) Capital spending includes additions on an accrual basis. Capital spending excludes capital spending associated with the Retail Stores of $14.0 million, $29.8 million and $34.2 million during the years ended December 31, 2024, 2023 and 2022, respectively.
(3) For the year ended December 31, 2024, includes a $212.2 million goodwill impairment charge and a $22.1 million impairment charge related to the idling of the biodiesel facilities for the Refining segment and a $9.2 million impairment charge related to certain pipeline assets for Corporate, Other and Eliminations. For the year ended December 31, 2023, includes a $23.1 million right-of-use asset impairment charge for Corporate, Other and Eliminations and a $14.8 million goodwill impairment charge for the Logistics segment. Refer to Note 17 - Goodwill and Intangible Assets and Note 20 - Restructuring and Other Charges for further information.
(4) The corporate, other and eliminations segment operating results for the years ended December 31, 2024, 2023 and 2022 have been restated to reflect the reclassification of the Retail Stores to discontinued operations.
(5) Other segment items include asset impairment, insurance proceeds, other operating (income) expense, net, other (income) expense, net, and net income attributed to non-controlling interests.

F-26 |

5. Discontinued Operations
On July 31, 2024, a wholly owned subsidiary of Delek, entered into the Retail Purchase Agreement with a subsidiary of FEMSA. Under the terms of the Retail Purchase Agreement, Delek agreed to sell, and FEMSA agreed to purchase, 100% of the equity interests in four of Delek’s wholly-owned subsidiaries that owned and operated 249 Retail Stores under the Delek US Retail brand. As a result of the Retail Purchase Agreement, we met the requirements of ASC 205-20 and ASC 360, to report the results of the Retail Stores as discontinued operations and to classify the Retail Stores as a group of discontinued operations assets. The fair value assessment of the Retail Stores as of July 31, 2024 did not result in an impairment. We ceased depreciation of these assets as of July 31, 2024. The Retail Transaction closed on September 30, 2024 and we received total cash consideration of $390.2 million including the purchase of inventory and other customary adjustments under the Retail Purchase Agreement for indebtedness. The Retail Transaction resulted in a gain on sale of the Retail Stores, before income tax, of $97.5 million.
The proceeds and related Retail Transaction sale gain may be adjusted in future periods based on provisions of the Retail Purchase Agreement that allow for adjustments of working capital amounts and other miscellaneous items subsequent to transaction closing date of September 30, 2024.
The Retail Transaction includes a long-term agreement whereby Delek will sell to FEMSA certain motor fuel products for use at the Retail Stores. Pursuant to such agreement, FEMSA is provided with a cost sharing arrangement. The cost sharing arrangement resulted in a $36.0 million obligation. The associated obligation bears interest and must be fully exhausted after six years from the close of the sale.
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

F-27 |

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net revenues	$612.0	$882.7	$956.9
Cost of material and other	(498.7)	(719.2)	(796.3)
Operating expenses	(81.3)	(102.1)	(98.2)
General and administrative expenses	(15.6)	(14.4)	(18.8)
Depreciation and amortization	(9.0)	(12.1)	(12.0)
Other operating income, net	1.0	0.3	0.4
Interest (expense) income, net	(0.1)	(0.2)	0.5
Other income, net	0.1	0.2	0.1
Gain on sale of Retail Stores	97.5	—	—
Income from discontinued operations before taxes	105.9	35.2	32.6
Income tax expense	28.7	8.1	7.5
Income from discontinued operations, net of tax	$77.2	$27.1	$25.1

6. Earnings (Loss) Per Share
Basic earnings (loss) per share (or "EPS") is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss), as adjusted for changes to income that would result from the assumed settlement of the dilutive equity instruments included in diluted weighted average common shares outstanding, by the diluted weighted average common shares outstanding. For all periods presented, we have outstanding various equity-based compensation awards that are considered in our diluted EPS calculation (when to do so would be dilutive), and is inclusive of awards disclosed in Note 21 to these consolidated financial statements. For those instruments that are indexed to our common stock, they are generally dilutive when the market price of the underlying indexed share of common stock is in excess of the exercise price.

F-28 |

The following table sets forth the computation of basic and diluted earnings per share.

(In millions, except share and per share data)	Year Ended December 31,
	2024	2023	2022
Numerator:
Numerator for EPS - continuing operations
Net (loss) income from continuing operations	$(598.1)	$19.6	$265.4
Less: Income from continuing operations attributed to non-controlling interests	39.5	26.9	33.4
Numerator for basic and diluted EPS from continuing operations attributable to Delek	$(637.6)	$(7.3)	$232.0

Numerator for EPS - discontinued operations
Income from discontinued operations, including gain on sale of discontinued operations	$105.9	$35.2	$32.6
Less: Income tax expense	28.7	8.1	7.5
Income from discontinued operations, net of tax	$77.2	$27.1	$25.1

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	63,882,219	65,406,089	70,789,458
Dilutive effect of stock-based awards	—	—	726,903
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	63,882,219	65,406,089	71,516,361

EPS:
Basic (loss) income per share:
(Loss) income from continuing operations	$(9.98)	$(0.11)	$3.28
Income from discontinued operations	1.21	0.41	0.35
Total basic (loss) income per share	$(8.77)	$0.30	$3.63
Diluted (loss) income per share:
(Loss) income from continuing operations	$(9.98)	$(0.11)	$3.24
Income from discontinued operations	1.21	0.41	0.35
Total diluted (loss) income per share	$(8.77)	$0.30	$3.59

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	2,116,047	1,718,880	2,299,660
Antidilutive due to loss	467,499	569,212	—
Total antidilutive stock-based compensation	2,583,546	2,288,092	2,299,660

7. Delek Logistics
Delek Logistics is a publicly traded limited partnership formed by Delek in 2012 that owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of December 31, 2024, we owned a 66.3% interest in Delek Logistics, consisting of 34,111,278 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying consolidated balance sheets. We also recorded a redeemable non-controlling interest related to Delek Logistics’ preferred units. The Delek Logistics' preferred units were redeemed in October 2024.
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

F-29 |

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
Acquisitions
On December 11, 2024, Delek Logistics entered into the Gravity Purchase Agreement to acquire 100% of the limited liability company interests in Gravity Water Intermediate Holdings LLC and its related water disposal and recycling operations in the Permian Basin and the Bakken for total consideration of $301.2 million, subject to customary adjustments for net working capital. See Note 3 - Acquisitions for additional information.
On September 11, 2024, Delek Logistics completed the H2O Midstream Acquisition, in which it acquired water disposal and recycling operations, in the Midland Basin in Texas for total consideration of $229.7 million. See Note 3 - Acquisitions for additional information.
On June 1, 2022, DKL Delaware Gathering, LLC, a subsidiary of Delek Logistics, completed the Delaware Gathering Acquisition related to crude oil and natural gas gathering, processing and transportation businesses, as well as water disposal and recycling operations, in the Delaware Basin in New Mexico. The purchase price was $628.3 million. See Note 3 - Acquisitions for additional information.
Wink to Webster Dropdown
On August 5, 2024, we contributed all of our 50% investment in HoldCo which includes our 15.6% indirect interest in the Wink to Webster Pipeline LLC joint venture and related joint venture indebtedness, to a subsidiary of Delek Logistics. Total consideration was comprised of $83.9 million (including post-close adjustments) in cash, forgiveness of a $60.0 million payable to Delek Logistics and 2,300,000 of Delek Logistics common units. Prior periods have not been recast in our Segment Data in Note 4, as this asset did not constitute a business in accordance with ASC 805, Business Combinations, and the transaction was accounted for as an acquisition of assets between entities under common control and we did not record a gain or loss. See Note 8 for further information.
Common Units
On October 10, 2024, Delek Logistics completed a public offering of its common units in which it sold 4,423,075 common units (including an overallotment option of 576,922 common units) to the underwriters of the offering at a price to the public of $39.00 per unit. The proceeds received from this offering (net of underwriting discounts, commissions and expenses) were $165.6 million and were used to redeem Delek Logistics’ preferred units outstanding and repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility (defined below). Underwriting discounts totaled $6.6 million.
On April 25, 2024, Delek Logistics filed a shelf registration statement with the SEC, which provides the partnership the ability to offer up to $500.0 million of its common limited partner units from time to time and through one or more methods of distribution, subject to market conditions and its capital needs.
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
As a result of these common unit issuances and our resulting Delek Logistics ownership change, we adjusted additional paid-in capital and equity attributable to Delek Logistics’ non-controlling interest holders to reallocate Delek Logistics' equity among its unitholders.
On November 14, 2022, Delek Logistics entered into an Equity Distribution Agreement with RBC Capital Markets, LLC (the “Manager”) under which we may issue and sell, from time to time, to or through the Manager, as sales agent and/or principal, as applicable, common units representing limited partner interests, having an aggregate offering price of up to $100.0 million. The Equity Distribution Agreement provides us the right, but not the obligation, to sell common units in the future, at prices we deem appropriate. The net proceeds from any sales under this agreement will be used for general partnership purposes. For the year ended December 31, 2022, we sold 59,192 common units under the Equity Distribution Agreement for net proceeds of $3.1 million. Underwriting discounts were immaterial. No common units were sold for the years ended December 31, 2024 and 2023.
On December 20, 2021, Delek commenced a program to sell up to 434,590 common limited partner units representing limited partner interests in Delek Logistics over the next three months in open market transactions conducted pursuant to Rule 144 under the Securities Act of 1933, as amended, and a Rule 10b5-1 trading plan. For the year ended December 31, 2022, we sold 385,522 for gross proceeds of $16.4 million ($13.6 million, net of taxes). No common units were sold for the years ended December 31, 2024 and 2023.
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

F-30 |

	As of December 31, 2024	As of December 31, 2023
ASSETS
Cash and cash equivalents	$5.4	$3.8
Accounts receivable	54.7	41.1
Accounts receivable from related parties	33.3	28.4
Lease receivable - affiliate	22.8	—
Inventory	5.4	2.3
Other current assets	24.2	0.7
Property, plant and equipment, net	1,064.3	936.2
Equity method investments	317.2	241.3
Operating lease right-of-use assets	16.7	19.0
Goodwill	12.2	12.2
Intangible assets, net	281.5	343.0
Net lease investment - affiliate	193.1	—
Other non-current assets	10.8	14.2
Total assets	$2,041.6	$1,642.2
LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$41.4	$26.3
Current portion of long-term debt	—	30.0
Current portion of operating lease liabilities	5.3	6.7
Accrued expenses and other current liabilities	42.1	27.6
Long-term debt, net of current portion	1,875.4	1,673.8
Asset retirement obligations	15.6	10.0
Operating lease liabilities, net of current portion	6.0	8.3
Other non-current liabilities	20.3	21.4
Equity (deficit)	35.5	(161.9)
Total liabilities and equity (deficit)	$2,041.6	$1,642.2

8. Equity Method Investments
Delek Logistics Investments
On August 1, 2024, Delek purchased an additional 0.6% indirect investment in Wink to Webster Pipeline LLC ("WWP") for $18.6 million, bringing our total indirect ownership in the pipeline joint venture to 15.6%. On August 5, 2024, we contributed all of our 50% investment in W2W Holdings LLC ("HoldCo") which includes our 15.6% indirect interest in the WWP joint venture and related joint venture indebtedness, to a subsidiary of Delek Logistics. Total consideration was comprised of $83.9 million in cash, forgiveness of a $60.0 million payable to Delek Logistics and 2,300,000 of Delek Logistics common units. The transaction was accounted for as an acquisition of assets between entities under common control. The operating results of HoldCo are now reported in our Logistics segment. Previously, they were reported as part of Corporate, Other and Eliminations.
HoldCo was originally formed by Delek and MPLX Operations LLC ("MPLX") to obtain financing and fund capital calls associated with our collective and contributed interests in the WWP joint venture. We had previously determined that HoldCo is a VIE. While we have the ability to exert significant influence through participation in board and management committees, we are not the primary beneficiary since we do not have a controlling financial interest in HoldCo, and no single party has the power to direct the activities that most significantly impact HoldCo's economic performance.
Distributions received from WWP are first applied to service the debt of HoldCo's wholly owned finance LLC, with excess distributions made to the HoldCo members as provided for in the W2W Holdings LLC Agreement and as allowed for under its debt agreements. The obligations of the HoldCo members under the W2W Holdings LLC Agreement are guaranteed by the parents of the member entities.
As of December 31, 2024, except for the guarantee of member obligations under the joint venture, we do not have other guarantees with or to HoldCo, nor any third-party associated with HoldCo contracted work. Delek's maximum exposure to any losses incurred by HoldCo is limited to its investment.
As of December 31, 2024 and December 31, 2023, Delek's HoldCo investment balance totaled $86.1 million and $51.4 million, respectively.
Delek Logistics has a 33% membership interest in Red River Pipeline Company LLC (“Red River”), which owns and operates a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. As of December 31, 2024 and December 31, 2023, Delek's investment balance in Red River totaled $136.5 million and $141.1 million, respectively.
In addition, Delek Logistics has two other pipeline joint ventures in which it owns a 50% membership interest in the entity formed with an affiliate

F-31 |

of Plains All American Pipeline, L.P. to operate one of these pipeline systems and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system. As of December 31, 2024 and December 31, 2023, Delek Logistics' investment balance in these joint ventures was $94.6 million and $100.3 million, respectively.
Other Investments
In addition to our pipeline joint ventures, we also have a 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S., as well as a 50% interest in a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in Arkansas. As of December 31, 2024 and December 31, 2023, Delek's investment balance in these joint ventures was $75.7 million and $67.9 million, respectively.
Summarized Financial Information
Combined summarized financial information for our equity method investees on a 100% basis is shown below (in millions):

	As of December 31, 2024	As of December 31, 2023
Current assets	$147.5	$147.5
Non-current assets	$1,361.2	$1,361.2
Current liabilities	$77.9	$77.9
Non-current liabilities	$485.3	$485.3

	Year Ended December 31,
	2024	2023	2022
Revenues	$550.0	$471.3	$441.8
Gross profit	$255.9	$169.7	$165.6
Operating income	$231.4	$215.8	$147.4
Net income	$205.0	$189.3	$130.3

9. Inventory
Crude oil feedstocks, refined products, blendstocks and asphalt inventory for all of our operations are stated at the lower of cost determined using the FIFO basis or net realizable value.
The following table presents the components of inventory for each period presented (in millions):

	Titled Inventory	Inventory Intermediation Agreement (1)	Total
December 31, 2024
Feedstocks, raw materials and supplies	$246.5	$131.5	$378.0
Refined products and blendstock	243.4	271.8	515.2
Total	$489.9	$403.3	$893.2

December 31, 2023
Feedstocks, raw materials and supplies	$250.2	$116.9	$367.1
Refined products and blendstock	269.3	304.8	574.1
Total	$519.5	$421.7	$941.2
(1) Refer to Note 10 - Inventory Intermediation Obligations for further information.

At December 31, 2024, we recorded a pre-tax inventory valuation reserve of $0.9 million due to a market price decline below our cost of certain inventory products. At December 31, 2023, we recorded a pre-tax inventory valuation reserve of $11.6 million. For the years ended December 31, 2024, 2023 and 2022, we recognized a net reduction (increase) in cost of materials and other in the accompanying consolidated statements of income related to the change in pre-tax inventory valuation of $10.7 million, $(0.4) million and $(1.9) million, respectively.

F-32 |

10. Inventory Intermediation Obligations
The following table summarizes our outstanding obligations under our Inventory Intermediation Agreement (in millions):

	As of December 31, 2024	As of December 31, 2023
Obligations under Inventory Intermediation Agreement
Obligations related to Base Layer Volumes	$408.7	$407.2
Current portion	—	0.4
Total obligations under Inventory Intermediation Agreement	$408.7	$407.6
Other payable (receivable) for monthly activity true-up	$20.2	$(9.3)

Included in the Inventory Intermediation Agreement are cost of financing associated with the value of the inventory and other periodic charges, which we include in interest expense, net in the consolidated statements of income. In addition to the cost of financing charges, we have other intermediation fees which include market structure settlements, where we may pay or receive amounts based on market conditions and volumes subject to the intermediation agreement. These market structure settlements are recorded in cost of materials and other in the consolidated statements of income. The following table summarizes these fees (in millions):

	Year Ended December 31,
	2024	2023	2022
Net fees and expenses:
Inventory intermediation fees	$18.1	$75.5	$62.0
Interest expense, net	$59.7	$61.4	$23.4

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
On December 21, 2023, DKTS amended the Inventory Intermediation Agreement to among other things, (i) extend the term of the Inventory Intermediation Agreement from December 30, 2024 to January 31, 2026, (ii) reduce Citi’s unilateral term extension option from a twelve month extension period to a six month extension period and (iii) increase the amount of the payment deferral mechanism from $70 million to $250 million. As of December 31, 2024 and December 31, 2023, we had letters of credit outstanding of $200.0 million and $230.0 million, respectively, supporting the Inventory Intermediation Agreement.
The Inventory Intermediation Agreement provides for the lease to Citi of crude oil and refined product storage facilities. At the inception of the Inventory Intermediation Agreement, we transferred title to a certain number of barrels of crude and other inventories to Citi, and the Inventory Intermediation Agreement requires the repurchase of the remaining inventory (including certain "Base Layer Volumes") at termination. As of December 31, 2024 and December 31, 2023, the volumes subject to the Inventory Intermediation Agreement totaled 5.5 million barrels and 5.4 million barrels, including Base Layer Volumes associated with our non-current inventory intermediation obligation of 5.5 million barrels.
Prior to December 30, 2022, Delek had Supply and Offtake Agreements with J. Aron. The Inventory Intermediation Agreement replaced the Supply and Offtake Agreements that expired on December 30, 2022.
The Inventory Intermediation Agreement is accounted for as an inventory financing arrangement under the fair value election provided by ASC 815 and ASC 825. Therefore, the crude oil and refined products barrels subject to the Inventory Intermediation Agreement will continue to be reported in our consolidated balance sheets until processed and sold to a third party. At each reporting period, we record a liability equal to the repurchase obligation to Citi at current market prices. The repurchase obligations associated with the Base Layer Volumes are reflected as non-current liabilities on our consolidated balance sheets to the extent that they are not contractually due within twelve months. The remaining obligation resulting from our monthly activity, including long and short inventory positions valued at market-indexed pricing, are included in current liabilities (or receivables) on our consolidated balance sheets.
Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other in the consolidated statements of income. With respect to the repurchase obligation, we recognized gains (losses) attributable to changes in fair value due to commodity-index price totaling $(7.7) million and $71.8 million during the years ended December 31, 2024 and 2023, respectively.

F-33 |

Supply & Offtake Agreements
Prior to December 30, 2022, Delek was a party to Supply and Offtake Agreements with J. Aron in connection with its El Dorado, Big Spring and Krotz Springs refineries. Pursuant to the Supply and Offtake Agreements, (i) J. Aron agreed to sell to us, and we agreed to buy from J. Aron, at market prices, crude oil for processing at these refineries and (ii) we agreed to sell, and J. Aron agreed to buy, at market prices, certain refined products produced at these refineries. The repurchase of Baseline Volumes at the end of the Supply and Offtake Agreement term (representing the "Baseline Step-Out Liability" or, collectively, the "Baseline Step-Out Liabilities") continued to be recorded at fair value under the fair value election included under ASC 815 and ASC 825. The Baseline Step-Out Liabilities had a floating component whose fair value reflected changes to commodity price risk with changes in fair value recorded in cost of materials. For the year ended December 31, 2022, we recognized gains in cost of materials and other attributable to changes in fair value due to commodity-index price totaling $63.0 million.
11. Long-Term Obligations
Outstanding borrowings under debt instruments are as follows (in millions):

	December 31, 2024	December 31, 2023
Delek Term Loan Credit Facility	$931.0	$940.5
Delek Logistics Revolving Facility	435.4	780.5
Delek Logistics Term Loan Facility	—	281.3
Delek Logistics 2025 Notes	—	250.0
Delek Logistics 2028 Notes	400.0	400.0
Delek Logistics 2029 Notes	1,050.0	—
United Community Bank Revolver	—	5.0
Principle amount of long-term debt	2,816.4	2,657.3
Less: Unamortized discount and premium and deferred financing costs	51.2	57.5
Total debt, net of unamortized discount and premium and deferred financing costs	2,765.2	2,599.8
Less: Current portion of long-term debt	9.5	44.5
Long-term debt, net of current portion	$2,755.7	$2,555.3

Delek Term Loan Credit Facility
On November 18, 2022, Delek entered into an amended and restated term loan credit agreement (the "Delek Term Loan Credit Facility") providing for a senior secured term loan facility with an initial principal of $950.0 million at a discount of 4.00%. This senior secured facility allows for $400.0 million in incremental loans subject to certain restrictions. Repayment terms include quarterly principal payments of $2.4 million with the balance of principal due on November 19, 2029. At Delek’s option, borrowings bear interest at either the Adjusted Term Secured Overnight Financing Rate ("SOFR") or base rate as defined by the agreement, plus an applicable margin of 2.50% per annum with respect to base rate borrowings and 3.50% per annum with respect to SOFR borrowings. At December 31, 2024 and December 31, 2023, the weighted average borrowing rate was approximately 7.44% and 8.96%, respectively. The effective interest rate was 8.64% as of December 31, 2024.
Delek Logistics Term Loan Facility
On October 13, 2022, Delek Logistics entered into a senior secured term loan with an original principal of $300.0 million (the "Delek Logistics Term Loan Facility"). The outstanding principal balance of $281.3 million was paid on March 13, 2024 from a portion of the proceeds received from the issuance of the Delek Logistics 2029 Notes as indicated below. At Delek Logistics' option, borrowings bore interest at either the SOFR or U.S. dollar prime rate, plus an applicable margin. The applicable margin was 2.50% for the first year and 3.00% for the second year for U.S. dollar prime rate borrowings. SOFR borrowings include a credit spread adjustment of 0.10% to 0.25% plus an applicable margin of 3.50% for the first year and 4.00% for the second year. Debt extinguishment costs were $2.1 million and are recorded in interest expense, net in the accompanying consolidated statements of income.

F-34 |

Revolving Credit Facilities
Available capacity and amounts outstanding for each of our revolving credit facilities as of December 31, 2024 are shown below (in millions):

	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Maturity Date
Delek Revolving Credit Facility (1)	$1,100.0	$—	$330.5	$769.5	October 26, 2027
Delek Logistics Revolving Facility (2)	$1,150.0	$435.4	$—	$714.6	October 13, 2027
United Community Bank Revolver (3)	$25.0	$—	$—	$25.0	June 30, 2026

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

(2) Total capacity includes letters of credit up to $146.9 million and $31.9 million for swing line loans. This facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.40% per annum. Interest is measured at either the U.S. dollar prime rate plus an applicable margin of 1.00% to 2.00% depending on Delek Logistics’ leverage ratio, or a SOFR rate plus a credit spread adjustment of 0.10% to 0.25% and an applicable margin ranging from 2.00% to 3.00% depending on the Delek Logistics’ leverage ratio. As of December 31, 2024 and December 31, 2023, the weighted average interest rate was 7.27% and 8.46%, respectively.

(3) Interest is measured as a variable rate equal to the Wall Street Journal Prime Rate minus 0.50%. Requires a quarterly fee of 0.25% per year on the average unused revolving commitment. The weighted average borrowing rate as of December 31, 2023 was 7.75%. There were no outstanding borrowings as of December 31, 2024.

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
The Delek Logistics 2029 Notes are general unsecured senior obligations of the Co-issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries other than Finance Corp. and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. The Delek Logistics 2029 Notes rank equal in right of payment with all existing and future senior indebtedness of the Co-issuers, and senior in right of payment to any future subordinated indebtedness of the Co-issuers. Delek Logistics recorded $17.5 million of debt issuance costs and will be amortized over the term of the Delek Logistics 2029 Notes and included in interest expense, net in the consolidated statements of income. The premium recognized for the Additional 2029 Notes was $9.0 million and will be amortized over the term of the Delek Logistics 2029 Notes and included in interest expense, net in the consolidated statements of income. The Delek Logistics 2029 Notes will mature on March 15, 2029, and interest is payable semi-annually in arrears on each March 15 and September 15. As of December 31, 2024, the effective interest rate was 8.82%.
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

F-35 |

In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Co-issuers will be obligated to make an offer for the purchase of the Delek Logistics 2029 Notes from holders at a price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest.
Delek Logistics 2028 Notes
On May 24, 2021, Delek Logistics and Finance Corp. issued general unsecured senior obligations comprised of $400.0 million in aggregate principal amount of 7.125% senior notes maturing June 1, 2028 ("the Delek Logistics 2028 Notes"). The Delek Logistics 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries (other than Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. Interest is payable semi-annually in arrears on June 1 and December 1. As of December 31, 2024, the effective interest rate was 7.38%.
Beginning on June 1, 2025, the Co-issuers may, subject to certain conditions and limitations, redeem all or part of the Delek Logistics 2028 Notes, at a redemption price of 101.781% for the twelve-month period beginning on June 1, 2025, and 100.00% beginning on June 1, 2026 and thereafter, plus accrued and unpaid interest, if any.
In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Co-issuers will be obligated to make an offer for the purchase of the Delek Logistics 2028 Notes from holders at a price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest.
Delek Logistics 2025 Notes
In May 2018, Delek Logistics and Finance Corp. issued general unsecured senior obligations comprised of $250.0 million in aggregate principal of 6.75% senior notes maturing on May 15, 2025 ("the Delek Logistics 2025 Notes"). Concurrent with the issuance of the Delek Logistics 2029 Notes, Delek Logistics made a cash tender offer (the "Offer") for all of the outstanding Delek Logistic 2025 Notes with a conditional notice of full redemption for the remaining balance not received from the Offer. Delek Logistics received tenders from holders of approximately $156.2 million in aggregate principal amount. All the remaining Delek Logistic 2025 Notes were redeemed by March 29, 2024, pursuant to the notice of conditional redemption. Debt extinguishment costs were $1.5 million and are recorded in interest expense, net in the accompanying consolidated statements of income.
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
Restrictive Terms and Covenants
Under the terms of our debt facilities, we are required to comply with usual and customary financial and non-financial covenants. Certain of our debt facilities contain limitations on future transactions such as incurrence of additional indebtedness, investments, affiliate transactions, asset acquisitions or dispositions, and dividends or distributions. As of December 31, 2024, we were in compliance with covenants on all of our debt instruments.
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of assets. As of December 31, 2024, we had no subsidiaries with restricted net assets which would prohibit earnings from being transferred to the parent company for its use.
Future Maturities
Principal maturities of Delek's third-party debt instruments for the next five years and thereafter are as follows (in millions):

Year Ended December 31,	Total
2025	$9.5
2026	9.5
2027	444.9
2028	409.5
2029	1,943.0
Thereafter	—
Total	$2,816.4

F-36 |

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
On August 20, 2024, we entered into an interest rate swap agreement to hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate, which effectively fixed the variable SOFR interest component of the Delek Term Loan Credit Facility. The aggregate notional amount under this agreement covers $500.0 million of the outstanding principal throughout the duration of the interest rate swap. Because this swap was entered into to achieve objectives specifically related to our interest expense, such gains and losses are recognized in interest expense, net on the consolidated statements of income.
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as NPNS pursuant to ASC 815. If we elect the NPNS exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. Our Canadian crude trading operations are accounted for as derivative instruments, and the related unrealized and realized gains and losses are recognized in other operating income, net on the consolidated statements of income. Additionally, as of and for the year ended December 31, 2024, other forward contracts accounted for as derivatives that are specific to managing crude costs rather than for trading purposes are recognized in cost of materials and other on the consolidated statements of income in our refining segment, and are included in our disclosures of commodity derivatives in the tables below.
Futures, swaps or other commodity related derivative instruments that are utilized to specifically provide economic hedges on our Canadian forward contract or investment positions are recognized in other operating income, net because that is where the related underlying transactions are reflected.
From time to time, we also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RINs commitment contracts meet the definition of derivative instruments under ASC 815, and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RINs commitment contracts are recorded in cost of materials and other on the consolidated statements of income. As of December 31, 2024, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
The following table presents the fair value of our derivative instruments as of December 31, 2024 and December 31, 2023. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our consolidated balance sheets. See Note 13 for further information regarding the fair value of derivative instruments (in millions).

F-37 |

		December 31, 2024		December 31, 2023
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives (1)	Other current assets	$19.5	$(22.0)	$6.6	$(7.1)
Commodity derivatives (1)	Other current liabilities	5.4	(5.4)	—	(0.8)
RINs commitment contracts (2)	Other current assets	0.3	—	—	—
RINs commitment contracts (2)	Other current liabilities	—	(5.6)	—	(3.1)
Interest rate swap derivatives	Other current assets	3.5	—	—	—
Interest rate swap derivatives	Other long-term liabilities	4.8	(5.1)	—	—
Total gross fair value of derivatives		33.5	(38.1)	6.6	(11.0)
Less: Counterparty netting and cash collateral (3)		19.9	(27.4)	5.3	(7.1)
Total net fair value of derivatives		$13.6	$(10.7)	$1.3	$(3.9)
(1)As of December 31, 2024 and December 31, 2023, we had open derivative positions representing 18,471,700 and 55,336,870 barrels, respectively, of crude oil and refined petroleum products. Additionally, as of December 31, 2024, we had open derivative positions representing 1,495,000 million British Thermal Units ("MMBTU") of natural gas products. We had no open derivative positions of natural gas products as of December 31, 2023.
(2)As of December 31, 2024 and December 31, 2023, we had open RINs commitment contracts representing 36,000,000 and 41,636,461 RINs, respectively.
(3)As of December 31, 2024 and December 31, 2023, $7.5 million and $1.8 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our non-trading commodity derivatives and RINs commitment contracts recorded in the consolidated statements of income are as follows (in millions) (3):

	Year Ended December 31,
	2024	2023	2022
Losses on hedging derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$(9.4)	$(68.6)	$(38.0)
Gains on interest rate derivatives not designated as hedging instruments recognized in interest expense, net (2)	6.0	—	—
(Losses) gains on non-trading physical forward contract commodity derivatives in cost of materials and other	—	(2.4)	9.0
Losses on hedging derivatives not designated as hedging instruments recognized in operating expenses	—	—	(1.7)
Total losses	$(3.4)	$(71.0)	$(30.7)
(1) Losses on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized losses of $(1.4) million, $(15.3) million and $(15.4) million for the years ended December 31, 2024, 2023, and 2022, respectively.
(2) Gains on interest rate derivatives that are economic hedges but not designated as hedging instruments include unrealized gains of $3.2 million for the year ended December 31, 2024. There were no unrealized gains (losses) on interest rate derivatives that are economic hedges, but not designated as hedging instruments for the years ended December 31, 2023, and 2022, respectively.
(3)    See separate table below for disclosures about "trading derivatives".

F-38 |

Total gains (losses) on our trading derivatives (none of which were designated as hedging instruments) recorded in other operating income, net on the consolidated statements of income are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022

Trading Physical Forward Contract Commodity Derivatives
Realized (losses) gains	$(0.1)	$8.3	$16.1
Unrealized gains (losses)	—	0.2	(0.4)
Total	$(0.1)	$8.5	$15.7

Trading Hedging Commodity Derivatives
Realized (losses) gains	$—	$(1.9)	$13.5
Unrealized gains (losses)	—	2.3	(18.5)
Total	$—	$0.4	$(5.0)

13. Fair Value Measurements
Our assets and liabilities that are measured at fair value include commodity derivatives, investment commodities, environmental credits obligations, our Inventory Intermediation Agreement, and Supply and Offtake Agreements. ASC 820, requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants.
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
Our environmental credits obligation includes the Consolidated Net RINs Obligation, as well as other environmental credit obligation positions subject to fair value accounting pursuant to our accounting policy. The environmental credits obligation is categorized as Level 2, if measured at fair value either directly through observable inputs or indirectly through market-corroborated inputs, and gains (losses) related to changes in fair value are recorded as a component of cost of materials and other in the consolidated statements of income. With respect to our Consolidated Net RINs Obligation, we recognized gains (losses) of $1.1 million, $(1.8) million and $(61.2) million on changes in fair value for the years ended December 31, 2024, 2023 and 2022, respectively, primarily attributable to changes in the market prices of the underlying credits that occurred at the end of each quarter.
We elected to account for our Inventory Intermediation step-out liability and our J. Aron step-out liability at fair value in accordance with ASC 825, as it pertains to the fair value option. This standard permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. With respect to the Inventory Intermediation Agreement and the amended and restated Supply and Offtake Agreement, we apply fair value measurement as follows: (1) we determine fair value for our amended variable step-out liability based on changes in fair value related to market volatility based on a floating commodity-index price, and for our amended fixed step-out liability based on changes to interest rates and the timing and amount of expected future cash settlements where such obligation is categorized as Level 2. Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other, and changes in fair value due to interest rate risk are recorded as a component of interest expense in the consolidated statements of income; and (2) we determine fair value of the commodity-indexed revolving over/short inventory financing liability based on the market prices for the consigned crude oil and refined products collateralizing the financing/funding where such obligation is categorized as Level 2 and is presented in the current portion of the obligation under Inventory Intermediation Agreement on our consolidated balance sheets. Gains (losses) related to the change in fair value are recorded as a component of cost of materials and other in the consolidated statements of income. See Note 10 for discussion of gains and losses recognized from changes in fair value.

F-39 |

The fair value of the Delek Logistics 2028 Notes is measured based on quoted market prices in an active market, defined as Level 1 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $400.0 million and $399.1 million, respectively, as of December 31, 2024, and $400.0 million and $380.4 million, respectively, at December 31, 2023.
Also, the fair value of the Delek Logistics 2029 Notes is measured based on quoted market prices in an active market, defined as Level 1 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $1,050.0 million and $1,086.9 million, respectively, as of December 31, 2024.
The fair value approximates the historical or amortized cost basis comprising our carrying value for all other financial instruments and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$24.9	$—	$24.9
Interest rate swap derivatives	—	8.3	—	8.3
RINs commitment contracts	—	0.3	—	0.3
Total assets	—	33.5	—	33.5
Liabilities
Commodity derivatives	—	(27.4)	—	(27.4)
Interest rate swap derivatives	—	(5.1)	—	(5.1)
RINs commitment contracts	—	(5.6)	—	(5.6)
Environmental credits obligation deficit	—	(30.6)	—	(30.6)
Inventory Intermediation Agreement obligation	—	(408.7)	—	(408.7)
Total liabilities	—	(477.4)	—	(477.4)
Net liabilities	$—	$(443.9)	$—	$(443.9)

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$6.6	$—	$6.6
Total assets	—	6.6	—	6.6
Liabilities
Commodity derivatives	—	(7.9)	—	(7.9)
RINs commitment contracts	—	(3.1)	—	(3.1)
Environmental credits obligation deficit	—	(39.6)	—	(39.6)
Inventory Intermediation Agreement obligation	—	(407.6)	—	(407.6)
Total liabilities	—	(458.2)	—	(458.2)
Net liabilities	$—	$(451.6)	$—	$(451.6)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of December 31, 2024 and December 31, 2023, $7.5 million and $1.8 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 12 for further information regarding derivative instruments.
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

F-40 |

During the year ended December 31, 2024, we recorded an impairment for our three biodiesel facilities. Our estimate of the fair value of the impaired long-lived assets were primarily based on the expectation that these assets are unlikely to generate future cash flows either through continued operation or through proceeds from the sale of the assets and thus they were written down to $0.5 million, which is the estimated fair value of the land. See Note 20 for further information.
During the years ended December 31, 2024 and 2023, we recognized goodwill impairment based on fair value measurements utilized during our goodwill impairment testing. The fair value measurements were based on a combination of valuation methods including discounted cash flows, the guideline public company and guideline transaction methods, all of which are Level 3 inputs. See Note 17 for further information.
During the year ended December 31, 2023, we recognized right-of-use asset impairment based on fair value measurements utilized during our impairment testing. The fair value measurements were based on a combination of valuation methods including discounted cash flows, which includes estimates and assumptions for future sublease rental rates that reflect current sublease market conditions, as well as a discount rate, both of which are Level 3 inputs. See Note 25 for further information

14. Commitments and Contingencies
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
As of December 31, 2024, we have recorded an environmental liability of approximately $37.2 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $3.9 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2039, although some costs may extend up to 25 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
On June 27, 2024, we settled a dispute that was in litigation related to a property that we historically operated as an asphalt and marine fuel terminal both as an owner and, subsequently, as a lessee under an in-substance lease agreement (the “License Agreement”). The settlement included the purchase of the property for $10.0 million and $42.0 million for settlement of the litigation for a total of $52.0 million. The total settlement was comprised of $24.0 million of cash paid at closing and a promissory note for $28.0 million to be paid in three equal installments of $9.3 million on each of April 1, 2025, April 1, 2026 and April 1, 2027, plus accrued interest. The settlement charge is recorded in other operating income, net in the consolidated statements of income.

F-41 |

The License Agreement, which provided us the license to continue operating our asphalt and marine fuel terminal operations on the property for a term of ten years and expired in June 2020, also ascribed a contractual noncontingent indemnification guarantee to certain of our wholly-owned subsidiaries related to certain incremental environmental remediation activities, predicated on the completion of certain property development activities ascribed to the lessor was formally terminated in the settlement. As a result of the termination of the License Agreement, we are no longer obligated to remove equipment from the property for certain development activities and as a result we have reversed the $17.9 million asset retirement obligation recorded in connection with the Delek/Alon Merger, effective July 1, 2017, since we own the property and intend to operate the property as an asphalt and marine fuel terminal and there was no remaining basis in the equipment. Additionally, as a result of the settlement, we reduced the non-contingent guarantee and environmental liability to $1.0 million since our risk of a contingent guarantee was eliminated and determined it appropriate to retain an accrual based on what we can reasonably estimate as the cost of the initial steps once operations cease or a cleanup is ordered. Total net gain from the property settlement was $53.4 million and is recorded in other operating income, net in the consolidated statements of income.
Environmental liabilities with payments that are fixed or reliably determinable have been discounted to present value at various rates depending on their expected payment stream. These discount rates vary from 1.55% to 2.84%. The table below summaries our environmental liability accruals (in millions):

	December 31,
	2024	2023
Discounted environmental liabilities	$33.6	$36.0
Undiscounted environmental liabilities	3.6	77.9
Total accrued environmental liabilities	$37.2	$113.9

As of December 31, 2024, the estimated future payments of environmental obligations for which discounts have been applied are as follows (in millions):

2025	$1.5
2026	1.6
2027	1.6
2028	1.6
2029	1.6
Thereafter	29.6
Discounted environmental liabilities, gross	37.5
Less: Discount applied	3.9
Discounted environmental liabilities	$33.6

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
In June 2022, the EPA finalized volumes for 2022 under the RFS program, announced supplemental volume obligations for compliance years 2022 and 2023 and established new provisions of the RFS which addressed bio-intermediates. Additionally, the EPA denied the petitions for small refinery exemptions for prior period compliance years. In July 2023, the EPA announced final volume obligations for compliance years 2023, 2024 and 2025.

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

F-42 |

agreement with six employees who were injured in the fire. Net impact to us after considering insurance coverage is approximately $10.0 million.
Insurance proceeds and other recoveries of $20.7 million was recognized as a gain, in excess of property damage losses during the year ended December 31, 2024. No insurance proceeds and other recoveries were recorded during the years ended December 31, 2023 and 2022. Such gain is included in insurance proceeds and other operating income, net in the consolidated statements of income. In addition, during the years ended December 31, 2023 and 2022, we recognized a gain of $1.1 million and $9.1 million, respectively, related to business interruption claims. No business interruption claims were recorded for the year ended December 31, 2024. Such gains are included in insurance proceeds in the consolidated statements of income. An additional $10.6 million of other recoveries was recognized as a gain, related to business interruption claims, during the year ended December 31, 2024. Such gain are included in other operating income, net in the consolidated statements of income. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and may result in the future recognition of insurance recoveries.
Big Spring Refinery Fire
On November 29, 2022, our Big Spring refinery experienced a fire in its diesel hydrotreater unit. The facility suffered operational disruptions as a result of the fire. Accelerated depreciation due to property damaged in the fire was immaterial. We incurred repair costs that may be recoverable under property and casualty insurance policies and we submitted a claim in 2023. We recognized accelerated depreciation in 2022 due to property damaged in the fire, which was recovered during the year ended December 31, 2023. An additional $7.4 million and $6.5 million was recognized as a gain, in excess of these losses, during the years ended December 31, 2024 and 2023, respectively. This gain is included in insurance proceeds in the consolidated statements of income. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered property losses and potential insurance claims is ongoing and may result in the future recognition of insurance recoveries.
Winter Storm Uri
During February 2021, we experienced a severe weather event ("Winter Storm Uri") which temporarily impacted operations at all of our refineries. Due to the extreme freezing conditions, we experienced reduced throughputs at our refineries as there was a disruption in the crude supply, as well as damages to various units at our refineries requiring additional operating and capital expenditures. We recognized $1.0 million, $3.8 million and $0.1 million as a gain, in excess of these losses during the years ended December 31, 2024, 2023 and 2022, respectively. In addition, during the years ended December 31, 2023 and 2022, we also recognized a gain of $8.9 million and $22.0 million, respectively, related to business interruption claims. No business interruption claims were recognized during the year ended December 31, 2024. Such gains are included in insurance proceeds in the consolidated statements of income. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to determine the full extent of covered business interruption and property and casualty losses and potential insurance claims is ongoing and may result in additional future recognition of insurance recoveries.
Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets. There were no material releases that occurred during the years ended December 31, 2024 and 2023. For releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. We do not anticipate material costs associated with any fines or penalties or to complete activities that may be needed to achieve regulatory closure. Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our consolidated statements of income.
Asset Retirement Obligations
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations is as follows (in millions):

	December 31,
	2024	2023
Beginning balance	$36.4	$35.1
Liabilities acquired	4.9	—
Revision in estimated cash flows	(18.1)	—
Accretion expense	1.5	1.3
Ending balance	$24.7	$36.4

15. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

F-43 |

Significant components of Delek's continuing operations deferred tax assets (liabilities) reported in the accompanying consolidated financial statements as of December 31, 2024 and 2023 were as follows (in millions):

	December 31,
	2024	2023
Non-Current Deferred Taxes:
Property, plant and equipment, and intangibles	$(237.4)	$(266.2)
Right-of-use asset	(23.7)	(32.8)
Partnership and equity investments	(188.2)	(196.7)
Total deferred tax liabilities	(449.3)	(495.7)
Interest expense limitation under 163j	112.7	71.6
Compensation and employee benefits	10.3	16.6
Net operating loss carryforwards	134.8	125.7
Tax credit carryforwards	11.3	5.8
Deferred revenues	15.7	18.7
Lease obligation	27.7	37.7
Reserves and accruals	10.5	34.7
Derivatives and hedging	0.8	1.4
Inventories	1.0	2.7
Other	(3.8)	—
Total deferred tax assets	321.0	314.9
Valuation allowance	(86.5)	(83.3)
Total net deferred tax liabilities	$(214.8)	$(264.1)

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income was attributable to the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Provision (benefit) for federal income taxes at statutory rate	$(148.2)	$3.5	$67.6
State income tax benefit, net of federal tax provision	(3.9)	(3.9)	(15.7)
Income tax benefit attributable to non-controlling interest	(8.6)	(6.4)	(7.2)
Tax credits and incentives (1)	(4.7)	(9.6)	(6.9)
Non-deductible goodwill	44.6	—	—
Changes in valuation allowance	3.2	10.3	14.0
Revaluation related to state legislative changes	0.7	(2.5)	—
Impact of stock compensation	2.5	1.6	0.9
Impact of officer's compensation	1.7	3.2	3.2
Other items	4.8	0.8	0.5
Income tax expense (benefit)	$(107.9)	$(3.0)	$56.4
(1)     Tax credits and incentives include work opportunity and research and development credits, as well as incentives for the Company’s biodiesel blending operations.

Income tax expense (benefit) was as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Current	$(4.3)	$(1.4)	$(5.2)
Deferred	(103.6)	(1.6)	61.6
	$(107.9)	$(3.0)	$56.4

We carry valuation allowances against certain state deferred tax assets and net operating losses that may not be recoverable with future taxable income. We also carry valuation allowances related to basis differences that may not be recoverable. During the years ended December

F-44 |

31, 2024 and 2023, we recorded an increase to the valuation allowance of $3.2 million and $10.3 million, respectively. The 2024 and 2023 increase in the valuation allowance was primarily driven by changes in state attributes.
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
Federal net operating loss and credit carryforwards at December 31, 2024 totaled $241.8 million and $7.2 million, respectively, a portion of which are subject to a valuation allowance. Federal net operating losses have an indefinite carryforward life, and federal tax credit carryforwards will begin expiring in 2028. State net operating loss and credit carryforwards at December 31, 2024 totaled $1,871.2 million and $4.5 million, respectively, a portion of which are subject to a valuation allowance. State net operating losses and tax credit carryforwards will begin expiring in 2025.
Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. Delek is no longer subject to U.S. federal income tax examinations by tax authorities for years through 2017. Pre-acquisition tax returns for Alon are closed for U.S. federal income tax examinations through the tax year ended December 31, 2016 as of December 31, 2024. On February 13, 2024, the Company received notice that the Congressional Joint Committee has completed its consideration of both Delek and Alon's income tax returns for 2015-2020 with no material adjustments identified, this includes the Alon June 30, 2017 tax return. Alon USA Partners, LP is currently under audit by the IRS for tax year 2019. Delek is currently under audit in various states for tax years 2016 through 2019. No material adjustments have been identified at this time.
ASC 740 provides a recognition threshold and guidance for measurement of income tax positions taken or expected to be taken on a tax return. ASC 740 requires the elimination of the income tax benefits associated with any income tax position where it is not "more likely than not" that the position would be sustained upon examination by the taxing authorities.
Increases and decreases to unrecognized tax benefits, which includes interest and penalties, were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Balance at the beginning of the year	$10.9	$7.0	$14.1
Additions based on tax positions related to current year	0.2	4.3	0.9
Additions for tax positions related to prior years and acquisitions	0.4	0.2	0.1
Reductions for tax positions related to prior years	(0.1)	(0.2)	(6.5)
Reductions for tax positions related to lapse of applicable statute of limitations	(4.5)	(0.4)	(0.4)
Reductions for tax positions related to settlements with taxing authorities	—	—	(1.2)
Balance at the end of the year	$6.9	$10.9	$7.0

The amount of the unrecognized benefit above, that if recognized would change the effective tax rate, is $6.0 million and $6.1 million as of December 31, 2024 and 2023, respectively. The Company expects none of the 2024 ending reserve to no longer be uncertain and rolled out of the reserve within the next twelve months.
Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. We recognized interest expense of $0.2 million, $0.2 million, and $0.1 million related to unrecognized tax benefits during the years ended December 31, 2024, 2023 and 2022, respectively. The total recognized liability for interest was $1.3 million and $1.3 million as of December 31, 2024 and 2023, respectively. Uncertain tax positions have been examined by Delek for any material changes in the next 12 months, and no material changes are expected.

F-45 |

16. Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 8). Transactions with our related parties were as follows for the periods presented (in millions):

	Year Ended December 31,
	2024	2023	2022
Revenues (1)	$121.7	$105.2	$98.7
Cost of materials and other (2)	$200.9	$197.5	$117.4
(1)Consists primarily of asphalt sales which are recorded in the refining segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

17.  Goodwill and Intangible Assets
Goodwill
We performed our annual goodwill impairment review in the fourth quarter of 2024, 2023 and 2022. This review was performed at the reporting unit level, which is at or one level below our operating segment. For a quantitative assessment, we estimated the value of each of our reporting units using a discounted cash flows ("DCF") analysis and a multiple of expected future cash flows, such as those used by third-party analysts. The DCF analysis included a market participant weighted average cost of capital, forecasted crack spreads, future volumes, gross margin, capital expenditures, and long-term growth rate based on historical information and our best estimate of future forecasts. The market approach involves significant judgment, including selection of an appropriate peer group, selection of valuation multiples, and determination of the appropriate weighting in our valuation model.
With respect to the goodwill associated with the reporting units within the logistics segment, we performed a qualitative assessment in 2024 and 2022. For 2023, we performed a quantitative assessment on the Delaware Gathering reporting unit and a qualitative assessment for our other reporting units. Our 2023 testing of goodwill did not identify any impairments other than our Delaware Gathering reporting unit, which reported a goodwill impairment charge of $14.8 million. The impairment was primarily driven by the significant increases in interest rates and timing of system connections with our producer customers.
With respect to the goodwill associated with the reporting units within the refining segment, we performed a quantitative assessment in 2024 and a qualitative assessment in 2023 and 2022. Our 2024 testing of goodwill did not identify any impairments other than our Krotz Springs reporting unit, which reported a goodwill impairment charge of $212.2 million. The impairment was primarily driven by depressed crack spread pricing in the near term combined with an increased discount rate.
For the years ended December 31, 2024 and 2023, the annual impairment review resulted in an impairment charge of $212.2 million and $14.8 million, respectively, which is included in asset impairment in the consolidated statements of income. For the year ended December 31, 2022, there was no goodwill impairment charge.
A summary of our goodwill by segment is as follows (in millions):

		Refining	Logistics	Corporate, Other and Eliminations	Total
Gross goodwill balance		$801.3	$27.0	$—	$828.3
Accumulated impairment losses		(126.0)	—	—	(126.0)
Balance,	December 31, 2022	675.3	27.0	—	702.3
Goodwill Impairment		—	(14.8)	—	(14.8)
Gross goodwill balance		801.3	27.0	—	828.3
Accumulated impairment losses		(126.0)	(14.8)	—	(140.8)
Balance,	December 31, 2023	675.3	12.2	—	687.5
Goodwill Impairment		(212.2)	—	—	(212.2)
Gross goodwill balance		801.3	27.0	—	828.3
Accumulated impairment losses		(338.2)	(14.8)	—	(353.0)
Balance,	December 31, 2024	$463.1	$12.2	$—	$475.3

F-46 |

Intangibles
A summary of our identifiable intangible assets are as follows (in millions):

	As of December 31, 2024				As of December 31, 2023
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Supply contract	5 years	$4.8	$(0.3)	$4.5	$—	$—	$—
Third-party fuel supply agreement	10 years	49.0	(36.7)	12.3	49.0	(31.8)	17.2
Rights-of-way	8 - 35 years	15.0	(1.9)	13.1	15.0	(1.1)	13.9
Customer relationships	11 - 13.4 years	234.2	(47.3)	186.9	210.0	(28.7)	181.3
Intangible assets not subject to amortization:
Rights-of-way	Indefinite	90.7		90.7	61.2		61.2
Line space history	Indefinite	12.0		12.0	12.0		12.0
Refinery permits	Indefinite	2.1		2.1	2.1		2.1
Total		$407.8	$(86.2)	$321.6	$349.3	$(61.6)	$287.7

Amortization of intangible assets was $24.6 million, $23.7 million and $16.2 million during the years ended December 31, 2024, 2023 and 2022, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of income.
Amortization expense for the next five years is estimated to be as follows (in millions):

2025	$26.5
2026	$26.5
2027	$24.1
2028	$21.6
2029	$21.1

18.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in millions):

	December 31,
	2024	2023
Land	$41.2	$31.1
Building and building improvements	53.4	54.7
Refinery machinery and equipment	2,349.1	2,260.1
Pipelines and terminals	1,454.1	1,224.8
Refinery turnaround costs	526.6	538.8
Other equipment	187.6	171.8
Construction in progress	336.4	179.0
	$4,948.4	$4,460.3
Less: accumulated depreciation	(2,008.4)	(1,764.0)
	$2,940.0	$2,696.3

Depreciation of property, plant and equipment assets was $347.7 million, $314.5 million and $260.4 million during the years ended December 31, 2024, 2023 and 2022, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of income.

F-47 |

19. Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	December 31, 2024	December 31, 2023
Prepaid expenses	$69.2	$47.4
Short-term derivative assets (see Note 12)	8.8	1.3
Income and other tax receivables	6.7	15.5
Investment commodities	—	4.0
Other	0.8	9.6
Total	$85.5	$77.8

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	December 31, 2024	December 31, 2023
Crude purchase liabilities	$193.9	$190.7
Product financing agreements	185.9	224.2
Income and other taxes payable	101.1	163.2
Employee costs	43.2	64.7
Consolidated Net RINs Obligation deficit (see Note 13)	30.6	39.6
Deferred revenue	6.9	15.7
Short-term derivative liabilities (see Note 12)	5.6	3.9
Other	82.3	62.3
Total	$649.5	$764.3

20. Restructuring and Other Charges
During the fiscal year 2022, we initiated a cost optimization plan to improve efficiencies and align our workforce with strategic activities and operations. The recorded costs include an accrual of $10.4 million and $0.9 million as of December 31, 2024 and December 31, 2023, respectively.
During the year ended December 31, 2024, we made the decision to idle the Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi biodiesel facilities, while exploring viable and sustainable alternatives. Those alternatives could include restarting if market conditions improve, marketing for sale or permanently closing any of the facilities. Our decision to idle these facilities was driven by the decline in the overall biodiesel market and aligns with our continued operational and cost optimization efforts. As a result, we conducted an evaluation of impairment and based on our review we recorded a $22.1 million impairment which included property, plant and equipment and right of use assets. In addition, $0.4 million of severance and benefit expenses were recognized in the year ended December 31, 2024.
During the year ended December 31, 2024, we made a strategic decision to abandon certain capital projects included in construction in progress that no longer fit our core objectives. As a result, we recognized a loss of $14.1 million in the year ended December 31, 2024, which is recorded in other operating income, net in the consolidated statements of income. In addition, we recognized impairment charges totaling $9.2 million related to certain pipeline assets because it's no longer probable these assets will be utilized.
During the year ended December 31, 2024, we recorded a bonus accrual and equity based compensation for certain employees, including executives, determined to be key to our planned go-forward operations and achievement of certain corporate and strategic milestones provided that they remain through various requisite service periods for a total of $12.3 million of which $8.3 million is recorded in general and administrative expenses and $4.0 million is recorded in operating expenses in the consolidated statements of income.
During the year ended December 31, 2023, Delek determined that leased crude oil tanks in Canada were not needed to support the future growth of its business. The exit of these leased crude oil tanks are intended to align with our continued operational and cost optimization efforts. We have the ability and intent to sublease these crude oil tanks for the remainder of the respective lease terms, however, the expected sublease has a lower rate than the head lease, resulting in a right-of-use asset impairment of $23.1 million.
We anticipate concluding our restructuring activities by the end of fiscal year 2026. Future cost estimates for these initiatives are continuing to be developed.

F-48 |

The detail of restructuring costs is as follows (in millions):

		Year Ended December 31, 2024
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees, severance costs, bonus expense and equity based compensation	General and administrative expenses	$—	$—	$13.0	$13.0
Severance costs and bonus expense	Operating expenses	0.4	—	4.0	4.4
Impairment	Asset impairment	22.1	—	9.2	31.3
Asset write-off	Other operating income, net	14.1	—	—	14.1
Total		$36.6	$—	$26.2	$62.8

		Year Ended December 31, 2023
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees and severance costs	General and administrative expenses	$0.3	$0.4	$12.8	$13.5
Other	Cost of materials and other	1.2	—	—	1.2
Impairment	Asset impairment	—	—	23.1	23.1
Total		$1.5	$0.4	$35.9	$37.8

		Year Ended December 31, 2022
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees and severance costs	General and administrative expenses	$—	$—	$12.5	$12.5
Total		$—	$—	$12.5	$12.5

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

F-49 |

Alon USA Energy, Inc. 2005 Long-Term Incentive Plan
In connection with the Delek/Alon Merger, Delek assumed the Alon USA Energy, Inc. Second Amended and Restated 2005 Incentive Compensation Plan (the “Alon 2005 Plan” and, collectively with the 2006 Plan and the 2016 Plan, the "Incentive Plans") as a component of its overall executive incentive compensation program. The Alon 2005 Plan permitted the granting of awards to Alon's officers and key employees in the form of options to purchase common stock, SARs, restricted shares of common stock, RSUs, performance shares, performance units and senior executive plan bonuses. Effective with the Delek/Alon Merger, all contractually unvested share-based awards were converted into share-based awards denominated in Delek common stock. Committed but unissued share-based awards were exchanged and converted into rights to receive share-based awards indexed to Delek common stock. The Alon 2005 Plan was terminated June 4, 2021.
Option and SAR Assumptions
The table below provides the fair value assumptions for our outstanding stock options and SARs under the Incentive Plans. For all awards granted, we calculated volatility using historical and implied volatility of a peer group of public companies using weekly stock prices.

2024 Grants
(Graded Vesting - 2 years)
Expected volatility	61.59%
Dividend yield	3.70%
Expected term	5.75 years
Risk free rate	4.03%
Fair value per share	$11.66
Stock Option and SAR Activity
The following table summarizes our Incentive Plans stock option and SAR activity for the years ended December 31, 2024, 2023 and 2022:

	Number of Shares Under Option	Weighted-Average Strike Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options and SARs outstanding, December 31, 2021	2,073,230	$33.79
Exercised	(326,735)	$26.04
Forfeited	(219,450)	$35.72
Options and SARs outstanding, December 31, 2022	1,527,045	$35.17
Exercised	(51,200)	$25.06
Forfeited	(259,730)	$37.34
Options and SARs outstanding, December 31, 2023	1,216,115	$35.14
Granted	230,000	$26.50
Exercised	(33,150)	$25.81
Forfeited	(172,400)	$38.91
Options and SARs outstanding, December 31, 2024	1,240,565	$33.25	4.2	$0.1

Vested options and SARs exercisable, December 31, 2024	1,010,565	$34.79	3.1	$0.1
Vested options and SARs exercisable, December 31, 2023	1,216,115	$35.14	4.1	$0.3

F-50 |

Restricted Stock Units
The Incentive Plans provide for the award of RSUs and PRSUs to certain employees and non-employee directors. RSUs granted to employees vest ratably over three to five years from the date of grant, and RSUs granted to non-employee directors vest quarterly over the year following the date of grant. The grant date fair value of RSUs is determined based on the closing price of Delek's common stock on the grant date. PRSUs initially granted to employees will typically vest in one to three tranches, the first of which vests on December 31 of the year following the grant date, the second and third on the subsequent December 31. PRSUs subsequently granted to employees will typically vest at the end of a three calendar year performance period. The number of PRSUs that will ultimately vest is based on the Company's total shareholder return over the performance period. The grant date fair value of PRSUs for market-based awards is determined using a Monte-Carlo simulation model. We record compensation expense for these awards based on the grant date fair value of the award, recognized ratably over the measurement period.
Performance-Based Restricted Stock Unit Assumptions
The table below provides the assumptions used in estimating the fair values of our outstanding PRSUs under the Incentive Plans. For all awards granted, we calculated volatility using historical volatility and implied volatility of a peer group of public companies using weekly stock prices.

	2024 Grants	2023 Grants	2022 Grants
Expected volatility	51.41%	57.61% - 64.46%	74.11% - 77.89%
Expected term	2.81 years	1.81 - 2.81 years	2.56 - 2.81 years
Risk free rate	4.25%	4.32% - 4.60%	1.84% - 3.12%
Fair value per share	$35.69	$24.95	$35.03

The following table summarizes the RSU and PRSU activity under the Incentive Plans for the years ended December 31, 2024, 2023 and 2022:

		Number of RSUs and PRSUs	Weighted-Average Grant Date Price	Total Fair Value: In Millions
Balance	December 31, 2021	2,146,631	$23.54
Granted		1,345,746	$31.87
Vested		(611,440)	$24.28	$14.8
Forfeited		(129,771)	$24.22
Performance Not Achieved		(129,833)	$38.76
Balance	December 31, 2022	2,621,333	$26.85
Granted		1,446,101	$24.17
Vested		(667,597)	$26.38	$17.6
Forfeited		(539,850)	$27.89
Performance Not Achieved		(350,939)	$10.58
Balance	December 31, 2023	2,509,048	$27.48
Granted		1,224,602	$26.47
Vested		(836,331)	$25.27	$21.1
Forfeited		(303,865)	$25.98
Performance Not Achieved		(251,696)	$34.56
Balance	December 31, 2024	2,341,758	$27.17

Compensation Expense Related to Equity-based Awards Granted Under the Incentive Plans
Compensation expense for Delek equity-based awards amounted to $27.8 million, $23.9 million and $26.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in general and administrative expenses and operating expenses in the accompanying consolidated statements of income. These amounts exclude amounts related to discontinued operations of $1.6 million, $0.2 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively We recognized income tax (benefit) expense for equity-based awards of $(3.1) million, $(2.0) million and $0.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, there was $38.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years.
The aggregate intrinsic value, which represents the difference between the underlying stock's market price and the award's exercise price, of the share-based awards exercised or vested during the years ended December 31, 2024, 2023 and 2022 was $20.1 million, $16.3 million and $20.5 million, respectively. During the years December 31, 2024, 2023 and 2022, respectively, we issued net shares of common stock of 589,300, 450,123 and 457,405 as a result of exercised or vested equity-based awards. These amounts are net of 256,865, 223,645 and 463,677 shares, respectively, withheld to satisfy employee tax obligations related to the exercises and vesting for the years ended December

F-51 |

31, 2024, 2023 and 2022. Delek paid approximately $5.5 million, $4.5 million and $6.5 million, respectively, of taxes in connection with the settlement of these awards for the years ended December 31, 2024, 2023 and 2022. We issue new shares of common stock upon exercise or vesting of share-based awards.
Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
Logistics GP maintains a unit-based compensation plan for officers, directors and employees of Logistics GP or its affiliates and certain consultants, affiliates of Logistics GP or other individuals who perform services for Delek Logistics. The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan ("Logistics LTIP") permits the grant of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards, and unit awards. Awards granted under the Logistics LTIP will be settled with Delek Logistics units. On June 9, 2021, the Logistics GP board of directors amended the Logistics LTIP and increased the number of common units representing limited partner interests in Delek Logistics (the "Common Units") authorized for issuance under this plan by 300,000 Common Units to 912,207 Common Units. The term of the Logistics LTIP was also extended to June 9, 2031. Equity-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of income and is immaterial for the years ended December 31, 2024, 2023 and 2022.
22.  Shareholders' Equity
Dividends
For 2024, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
February 20, 2024	$0.245	March 1, 2024	March 8, 2024
May 2, 2024	$0.250	May 17, 2024	May 24, 2024
July 31, 2024	$0.255	August 12, 2024	August 19, 2024
October 30, 2024	$0.255	November 12, 2024	November 18, 2024
February 18, 2025	$0.255	March 3, 2025	March 10, 2025

Stock Repurchase Program
Our Board of Directors has authorized a share repurchase program under which repurchases of Delek common stock may be executed through open market transactions or privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases are made at the discretion of management and will depend on prevailing share prices, general economic and market conditions and other considerations. On September 3, 2024, the Board of Directors approved a $400.0 million increase in the share repurchase authorization. The authorization has no expiration date. During the years ended December 31, 2024 and 2023, 2,168,196 and 3,562,767 shares, respectively, of our common stock were repurchased and cancelled at the time of the transaction for a total of $41.5 million and $85.4 million, respectively. As of December 31, 2024, there was $543.6 million of authorization remaining under Delek's aggregate stock repurchase program.
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
Under the terms of the Icahn Group Agreement, the Icahn Group withdrew its notice of nomination for members of the Company’s board of directors at the Company’s 2022 annual meeting of stockholders. Under the terms of the Icahn Group Agreement, the Icahn Group agreed to standstill restrictions which required, among other things, that until the completion of the Company’s 2023 annual meeting of stockholders, the Icahn Group would refrain from acquiring additional shares of the Company Common Stock.

F-52 |

23.  Employees
Workforce
As of December 31, 2024, operations, maintenance and warehouse hourly employees at the Tyler refinery were represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local 202. Of the Tyler refinery employees, 56.1% of operations, maintenance and warehouse hourly employees are currently covered by a collective bargaining agreement that expires January 31, 2028. As of December 31, 2024, operations, maintenance and warehouse hourly employees at the El Dorado refinery were represented by the International Union of Operating Engineers and its Local 351. Of the El Dorado refinery employees, 45.7% are covered by a collective bargaining agreement which expires on August 1, 2027. As of December 31, 2024, 67.4% of employees who work at our Big Spring refinery were covered by a collective bargaining agreement that expires March 31, 2027. None of our employees in our logistics segment, Krotz Springs refinery or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory.
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
On August 1, 2024, the Board of Directors approved terminating the Alon USA Pension Plan, effective December 31, 2024, subject to approval by the Internal Revenue Service. We have commenced the termination process, but the specific date for the completion of the process is unknown at this time and will depend on certain legal and regulatory requirements or approvals. As part of the termination process, we expect to distribute lump sum payments to or purchase annuities for the benefit of plan participants, which is dependent on the participants’ elections.
The pre-tax amounts related to the defined benefit plans recognized as pension benefit liability in the consolidated balance sheets as of December 31, 2024 was $1.4 million.
Financial information related to our pension plans is presented below (in millions):

	Year Ended December 31,
	2024	2023
Change in projected benefit obligation:
Benefit obligation at beginning of year	$106.7	$105.3
Interest cost	5.0	5.3
Actuarial loss (gain)	(6.7)	2.0
Benefits paid	(6.0)	(5.9)
Other (effect of curtailment/settlement)	(0.1)	—
Projected benefit obligations at end of year	$98.9	$106.7
Change in plan assets:
Fair value of plan assets at beginning of year	$104.2	$102.2
Actual gain (loss) on plan assets	(0.7)	7.9
Employer contribution	0.1	—
Benefits paid	(6.0)	(5.9)
Other (effect of curtailment/settlement)	(0.1)	—
Fair value of plan assets at end of year	$97.5	$104.2
Reconciliation of funded status:
Fair value of plan assets at end of year	$97.5	$104.2
Less projected benefit obligations at end of year	98.9	106.7
Under-funded status at end of year	$(1.4)	$(2.5)

F-53 |

The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost were as follows (in millions):

	Year Ended December 31,
	2024	2023
Net actuarial loss	$5.3	$6.0
Projected benefit obligations at end of year	$5.3	$6.0

The accumulated benefit obligation for each of our pension plans was in excess of the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans were as follows (in millions):

	Year Ended December 31,
	2024	2023
Projected benefit obligation	$98.9	$106.7
Accumulated benefit obligation	$98.9	$106.7
Fair value of plan assets	$97.5	$104.2

The weighted-average assumptions used to determine benefit obligations were as follows:

	Year Ended December 31,
	2024	2023
Discount rate	5.50%	4.90%

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
The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	Year Ended December 31,
	2024	2023	2022
Discount rate	4.90%	5.10%	2.75%
Expected long-term rate of return on plan assets	5.25%	5.55%	4.05%

The components of net periodic benefit cost related to our benefit plans consisted of the following (in millions):

	Year Ended December 31,
Components of net periodic benefit:	2024	2023	2022
Interest cost	$5.0	$5.3	$3.7
Expected return on plan assets	(5.1)	(5.4)	(5.2)
Amortization of net gain	—	(0.1)	—
Net periodic benefit	$(0.1)	$(0.2)	$(1.5)

The service cost component of net periodic benefit is included as part of general and administrative expenses in the accompanying statements of income. The other components of net periodic benefit are included as part of other operating income, net.

F-54 |

The weighted-average asset allocation of our pension benefits plan assets were as follows:

	Year Ended December 31,
	2024	2023
Investments in common collective trust consisting of:
U.S. and International companies	—%	10.0%
Fixed-income	100.0%	90.0%
Total	100.0%	100.0%

The fair value of our pension assets by category were as follows (in millions):

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
Year Ended December 31, 2024
Fixed-income	$—	$97.5	$—	$97.5
Total	$—	$97.5	$—	$97.5
Year Ended December 31, 2023
U.S. companies	$—	$7.3	$—	$7.3
International companies	—	3.1	—	3.1
Fixed-income	—	93.8	—	93.8
Total	$—	$104.2	$—	$104.2

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
We made $0.1 million contributions to the pension plans for the year ended December 31, 2024, and expect $0.5 million contributions to be made to the pension plans in 2025. There were no employee contributions to the plans. The benefits expected to be paid in each year 2025–2029 are $7.4 million, $6.9 million, $7.1 million, $7.1 million and $7.2 million, respectively. The aggregate benefits expected to be paid in the five years from 2030–2034 are $36.3 million. The expected benefits are based on the same assumptions used to measure our benefit obligation at December 31, 2024 and include estimated future employee service.
401(k) Plans
For the years ended December 31, 2024, 2023 and 2022, we sponsored a voluntary 401(k) Employee Retirement Savings Plans for eligible employees. Employees must be at least 19 years of age and eligibility to participate in the plan is immediate upon employment. Employee contributions are matched on a fully-vested basis by us up to a maximum of 10% on 6% of eligible compensation. Eligibility for the Company matching contribution begins immediately upon employment with vesting after one year of service. For the years ended December 31, 2024, 2023 and 2022, the 401(k) plans expense recognized was $24.8 million, $13.3 million and $10.1 million, respectively. These amounts exclude amounts related to discontinued operations of $1.3 million, $1.5 million and $0.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Postretirement Medical Plan
In addition to providing pension benefits, Alon has an unfunded postretirement medical plan covering certain health care and life insurance benefits for certain employees of Alon that retired prior to January 2, 2017, who met eligibility requirements in the plan documents. This plan is closed to new participants. The health care benefits in excess of certain limits are insured. The accrued benefit liability related to this plan reflected in the consolidated balance sheet was $0.4 million and $0.6 million at December 31, 2024 and 2023, respectively.

F-55 |

24. Selected Quarterly Financial Data (Unaudited)
Quarterly financial information for the years ended December 31, 2024 and 2023 is summarized below. The sum of the quarterly results may differ from the annual results presented on our consolidated statements of income due to rounding. The quarterly financial information summarized below has been prepared by Delek's management and is unaudited (in millions, except per share data).

	For the Three Month Periods Ended
	March 31, 2024 (1)	June 30, 2024 (1)	September 30, 2024	December 31, 2024
Net revenues	$3,128.0	$3,308.1	$3,042.4	$2,373.7
Operating income (loss)	$29.2	$4.6	$(121.9)	$(403.4)
Net loss from continuing operations	$(28.4)	$(33.8)	$(134.8)	$(401.1)
Net loss	$(25.2)	$(26.1)	$(67.5)	$(402.1)
Net loss attributable to Delek	$(32.6)	$(37.2)	$(76.8)	$(413.8)
Basic loss per share from continuing operations	$(0.56)	$(0.70)	$(2.25)	$(6.53)
Diluted loss per share from continuing operations	$(0.56)	$(0.70)	$(2.25)	$(6.53)

	For the Three Month Periods Ended (1)
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net revenues	$3,821.9	$4,074.4	$4,628.8	$3,942.1
Operating income (loss)	$138.9	$37.6	$212.1	$(143.9)
Net income (loss) from continuing operations	$69.5	$(12.2)	$125.6	$(163.3)
Net income (loss)	$72.2	$(1.5)	$136.1	$(160.1)
Net income (loss) attributable to Delek	$64.3	$(8.3)	$128.7	$(164.9)
Basic income (loss) per share from continuing operations	$0.92	$(0.29)	$1.82	$(2.62)
Diluted income (loss) per share from continuing operations	$0.91	$(0.29)	$1.81	$(2.62)
(1) Adjusted to reflect discontinued operations. See Note 5 for further discussion.
25. Leases
We lease certain land, building and various equipment from others. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more. The exercise of existing lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Some of our lease agreements include a rate based on equipment usage and others include a rate with fixed increases or inflationary index based increases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Our sublease portfolio consists primarily of operating leases within our crude storage equipment.
As of December 31, 2024, an immaterial amount of our net property, plant, and equipment balance is subject to an operating lease to a third party. This agreement does not include options for the lessee to purchase our leasing equipment, nor does it include any material residual value guarantees or material restrictive covenants. The agreement includes 10 year renewal options and certain variable payments based on usage.
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

F-56 |

The following table presents additional information related to our operating leases in accordance ASC 842, Leases ("ASC 842"):

(in millions)	Year Ended December 31,
	2024	2023	2022
Lease Cost
Operating lease costs (1)	$54.6	$63.8	$63.0
Short-term lease costs (2)	64.8	46.1	36.0
Sublease income	(9.3)	(3.5)	(0.1)
Net lease costs	$110.1	$106.4	$98.9
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$(58.5)	$(60.5)	$(63.0)
Leased assets obtained in exchange for new operating lease liabilities	$15.1	$50.1	$21.6
Leased assets obtained in exchange for new financing lease liabilities	$0.9	$1.4	$—

		December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years) operating leases		3.6	3.8
Weighted-average remaining lease term (years) financing leases		5.6	6.5
Weighted-average discount rate operating leases (3)		6.2%	6.1%
Weighted-average discount rate financing leases (3)		4.5%	4.3%
(1) Includes an immaterial amount of financing lease cost.
(2) Includes an immaterial amount of variable lease cost.
(3) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

The following is an estimate of the maturity of our lease liabilities for operating and financing leases having remaining noncancelable terms in excess of one year as of December 31, 2024 (in millions) under the lease guidance ASC 842:

Maturity of Lease Liabilities	Total
12 months or less	$49.7
13-24 months	28.0
25-36 months	24.5
37-48 months	7.4
49- 60 months	2.9
Thereafter	9.2
Total Future Lease Payments	121.7
Less: Interest	14.4
Present Value of Lease Liabilities	$107.3

26. Subsequent Events
Inventory Intermediation Agreement
On February 21, 2025, DKTS amended the Inventory Intermediation Agreement to among other things, (i) extend the term of the Inventory Intermediation Agreement from January 31, 2026 to January 31, 2027 and (ii) include a mechanism for DKTS to nominate each month whether to include volumes related to the Krotz Springs refinery for funding under the Inventory Intermediation Agreement.
Delek Logistics Unit Buyback Authorization
On February 24, 2025, we entered into a Common Unit Purchase Agreement with Delek Logistics (the “Purchase Agreement”) whereby Delek Logistics may repurchase common units from time to time from us in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). The purchase price per common unit in each Repurchase will be the 30-day volume weighted average price of the common units at the close of trading on the day prior to the closing date, subject to certain limitations set forth in the Purchase Agreement.

F-57 |

Item 16. Form 10-K Summary
ITEM 16. FORM 10-K SUMMARY
None.

105 |

Signatures
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Delek US Holdings, Inc.

By: /s/ Reuven Spiegel
Reuven Spiegel
Executive Vice President, Delek Logistics, and Chief Financial Officer
(Principal Financial Officer)
Dated: February 26, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 26, 2025:

/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
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

106 |