Form 10-Q
period 2025-03-31
Delek US Holdings, Inc.
filed 2025-05-07
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At May 1, 2025, there were 60,727,290 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents
Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2025

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$623.8	$735.6
Accounts receivable, net	648.8	617.6
Inventories, net of inventory valuation reserves	852.5	893.2
Other current assets	89.8	85.5
Total current assets	2,214.9	2,331.9
Property, plant and equipment:
Property, plant and equipment	5,283.6	4,948.4
Less: accumulated depreciation	(2,096.5)	(2,008.4)
Property, plant and equipment, net	3,187.1	2,940.0
Operating lease right-of-use assets	89.3	92.2
Goodwill	475.3	475.3
Other intangibles, net	402.6	321.6
Equity method investments	396.8	392.9
Other non-current assets	116.1	111.9
Total assets	$6,882.1	$6,665.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,833.9	$1,813.8
Current portion of long-term debt	9.5	9.5
Current portion of operating lease liabilities	40.2	43.2
Accrued expenses and other current liabilities	708.3	649.5
Total current liabilities	2,591.9	2,516.0
Non-current liabilities:
Long-term debt, net of current portion	3,025.8	2,755.7
Obligation under Inventory Intermediation Agreement	433.6	408.7
Environmental liabilities, net of current portion	32.3	33.3
Asset retirement obligations	32.5	24.7
Deferred tax liabilities	191.0	214.8
Operating lease liabilities, net of current portion	54.2	54.8
Other non-current liabilities	91.4	82.6
Total non-current liabilities	3,860.8	3,574.6
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 78,208,023 shares and 80,127,994 shares issued at March 31, 2025 and December 31, 2024, respectively	0.8	0.8
Additional paid-in capital	1,248.2	1,215.9
Accumulated other comprehensive loss	(4.1)	(4.1)
Treasury stock, 17,575,527 shares, at cost, at March 31, 2025 and December 31, 2024, respectively	(694.1)	(694.1)
Retained earnings	(395.4)	(205.7)
Non-controlling interests in subsidiaries	274.0	262.4
Total stockholders’ equity	429.4	575.2
Total liabilities and stockholders’ equity	$6,882.1	$6,665.8

See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In millions, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Net revenues	$2,641.9	$3,128.0
Cost of sales:
Cost of materials and other	2,399.5	2,732.9
Operating expenses (excluding depreciation and amortization presented below)	211.1	213.8
Depreciation and amortization	95.0	86.4
Total cost of sales	2,705.6	3,033.1
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	1.3	1.1
General and administrative expenses	61.5	61.0
Depreciation and amortization	6.3	5.3
Other operating income, net	(7.0)	(1.7)
Total operating costs and expenses	2,767.7	3,098.8
Operating (loss) income	(125.8)	29.2
Interest expense, net	84.1	87.7
Income from equity method investments	(13.3)	(21.9)
Other income, net	(1.6)	(0.6)
Total non-operating expense, net	69.2	65.2
Loss from continuing operations before income tax benefit	(195.0)	(36.0)
Income tax benefit	(36.8)	(7.6)
Loss from continuing operations, net of tax	(158.2)	(28.4)
Discontinued operations:
(Loss) income from discontinued operations	(0.4)	3.6
Income tax (benefit) expense	(0.1)	0.4
(Loss) income from discontinued operations, net of tax	(0.3)	3.2
Net loss	(158.5)	(25.2)
Net income attributed to non-controlling interests	14.2	7.4
Net loss attributable to Delek	$(172.7)	$(32.6)
Basic loss per share:
Loss from continuing operations	$(2.78)	$(0.56)
Income from discontinued operations	—	0.05
Total basic loss per share	$(2.78)	$(0.51)
Diluted loss per share:
Loss from continuing operations	$(2.78)	$(0.56)
Income from discontinued operations	—	0.05
Total diluted loss per share	$(2.78)	$(0.51)
Weighted average common shares outstanding:
Basic	62,115,776	64,021,988
Diluted	62,115,776	64,021,988

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Net loss	$(158.5)	$(25.2)

Comprehensive loss	$(158.5)	$(25.2)
Comprehensive income attributable to non-controlling interest	14.2	7.4
Comprehensive loss attributable to Delek	$(172.7)	$(32.6)

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(In millions, except share and per share data)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	80,127,994	$0.8	$1,215.9	$(4.1)	$(205.7)	(17,575,527)	$(694.1)	$262.4	$575.2
Net (loss) income	—	—	—	—	(172.7)	—	—	14.2	(158.5)
Common stock dividends ($0.255 per share)	—	—	—	—	(15.9)	—	—	—	(15.9)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(21.6)	(21.6)
Equity-based compensation expense	—	—	6.6	—	—	—	—	0.3	6.9
Equity attributable to issuance of Delek Logistics common units for the Gravity Acquisition, net of tax	—	—	55.4	—	—	—	—	20.9	76.3
Repurchase of common stock	(2,009,420)	—	(30.6)	—	(0.9)	—	—	—	(31.5)
Taxes paid due to the net settlement of equity-based compensation	—	—	(0.4)	—	—	—	—	(0.3)	(0.7)
Exercise of equity-based awards	61,150	—	—	—	—	—	—	—	—
Other	28,299	—	1.3	—	(0.2)	—	—	(1.9)	(0.8)
Balance at March 31, 2025	78,208,023	$0.8	$1,248.2	$(4.1)	$(395.4)	(17,575,527)	$(694.1)	$274.0	$429.4

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	81,539,871	$0.8	$1,113.6	$(4.8)	$430.0	(17,575,527)	$(694.1)	$114.2	$959.7
Net (loss) income	—	—	—	—	(32.6)	—	—	7.4	(25.2)
Common stock dividends ($0.245 per share)	—	—	—	—	(15.7)	—	—	—	(15.7)
Equity-based compensation expense	—	—	7.0	—	—	—	—	0.2	7.2
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9.8)	(9.8)
Taxes paid due to the net settlement of equity-based compensation	—	—	(0.5)	—	—	—	—	(0.3)	(0.8)
Exercise of equity-based awards	44,374	—	—	—	—	—	—	—	—
Equity attributable to issuance of Delek Logistic common limited partner units, net of tax	—	—	50.5	—	—	—	—	68.4	118.9
Other	41,771	—	1.2	—	(0.2)	—	—	(0.2)	0.8
Balance at March 31, 2024	81,626,016	$0.8	$1,171.8	$(4.8)	$381.5	(17,575,527)	$(694.1)	$179.9	$1,035.1

See accompanying notes to the condensed consolidated financial statements

6 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(158.5)	$(25.2)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	101.3	91.7
Non-cash lease expense	6.5	12.9
Deferred income taxes	(36.9)	(8.1)
Income from equity method investments	(13.3)	(21.9)
Dividends from equity method investments	7.3	9.5
Non-cash lower of cost or market/net realizable value adjustment	0.2	(8.8)
Loss on extinguishment of debt	—	3.6
Equity-based compensation expense	6.9	7.2
(Loss) income from discontinued operations	0.3	(3.2)
Other	(2.1)	(0.2)
Changes in assets and liabilities:
Accounts receivable	(17.9)	(48.0)
Inventories and other current assets	12.2	(46.6)
Fair value of derivatives	2.3	13.5
Accounts payable and other current liabilities	4.1	110.7
Obligation under Inventory Intermediation Agreements	24.9	85.1
Non-current assets and liabilities, net	0.6	(11.3)
Cash (used in) provided by operating activities - continuing operations	(62.1)	160.9
Cash (used in) provided by operating activities - discontinued operations	(0.3)	5.8
Net cash (used in) provided by operating activities	(62.4)	166.7
Cash flows from investing activities:
Business combination, net of cash acquired	(181.2)	—
Distributions from equity method investments	2.1	2.8
Purchases of property, plant and equipment	(135.7)	(38.3)
Purchases of intangible assets	(4.6)	(0.7)
Proceeds from sale of property, plant and equipment	4.3	—
Insurance and settlement proceeds	3.1	3.6
Other	(2.6)	—
Cash used in investing activities - continuing operations	(314.6)	(32.6)
Cash used in investing activities - discontinued operations	—	(9.0)
Net cash used in investing activities	(314.6)	(41.6)
Cash flows from financing activities:
Proceeds from long-term revolvers	2,820.3	1,493.1
Payments on long-term revolvers	(2,550.6)	(1,708.4)
Proceeds from term debt	—	650.0
Payments on term debt	(2.4)	(533.7)
Proceeds from product and other financing agreements	362.0	101.0
Repayments of product and other financing agreements	(294.4)	(290.7)
Repurchase of common stock	(31.5)	—
Distribution to non-controlling interest	(21.6)	(9.8)
Proceeds from issuance of Delek Logistic common limited partner units, net	—	132.3
Dividends paid	(15.9)	(15.7)
Deferred financing costs paid	—	(10.9)
Other	(0.7)	(1.1)
Cash provided by (used in) financing activities - continuing operations	265.2	(193.9)
Net cash provided by (used in) financing activities	265.2	(193.9)
Net decrease in cash and cash equivalents	(111.8)	(68.8)
Cash and cash equivalents at the beginning of the period	735.6	822.2
Cash and cash equivalents at the end of the period	623.8	753.4
Less cash and cash equivalents of discontinued operations at the end of the period	—	0.4
Cash and cash equivalents of continuing operations at the end of the period	$623.8	$753.0
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (Continued)
(In millions)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $3.4 million and $0.2 million in the 2025 and 2024 periods, respectively	$94.3	75.2
Non-cash investing activities:
Delek Logistics common units issued in connection with Gravity Acquisition	$91.5	$—
(Decrease) increase in accrued capital expenditures	$(3.1)	$3.5
Non-cash financing activities:
Non-cash lease liability arising from obtaining right-of-use assets during the period	$11.4	$8.0

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
Our condensed consolidated financial statements include the accounts of Delek and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 26, 2025 (the "Annual Report on Form 10-K") and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K.
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
On July 31, 2024, a wholly owned subsidiary of Delek, entered into a definitive equity purchase agreement (the "Retail Purchase Agreement") with a subsidiary of Fomento Económico Mexicano, S.A.B. de C.V. (“FEMSA”). Under the terms of the Retail Purchase Agreement, Delek agreed to sell, and FEMSA agreed to purchase, 100% of the equity interests in four of Delek’s wholly-owned subsidiaries that owned and operated 249 retail fuel and convenience stores (the "Retail Stores") under the Delek US Retail brand (the “Retail Transaction”). The Retail Transaction closed on September 30, 2024.
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
On January 2, 2025, Delek Logistics completed the acquisition of 100% of the limited liability company interests in Gravity Water Intermediate Holdings LLC from Gravity Water Holdings LLC (the "Seller") related to the Seller's water disposal and recycling operations in the Permian Basin and the Bakken (the “Gravity Acquisition”). See Note 2 for further information.
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

8 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Accounting Pronouncements Not Yet Adopted
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). ASU 2024-03 requires disaggregation of expenses into specific categories such as purchase of inventory, employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted on either a prospective or retrospective basis. The adoption of ASU 2024-03 will not affect our financial position or our results of operations, but will result in additional disclosures.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). The standard is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis with the option to apply the standard retrospectively. The adoption of ASU 2023-09 will not affect our financial position or our results of operations, but will result in additional disclosures.
2. Acquisitions
Gravity Acquisition
On January 2, 2025, Delek Logistics completed the Gravity Acquisition for total consideration of $300.8 million, subject to customary adjustments for net working capital. The purchase price was comprised of $209.3 million in cash consisting of a cash deposit of $22.8 million paid in December 2024 upon execution of the purchase agreement and $186.5 million paid at closing on January 2, 2025, and 2,175,209 of Delek Logistics’ common units.
For the three months ended March 31, 2025, we incurred $3.1 million in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income.
Our condensed consolidated financial and operating results reflect the Gravity Acquisition operations beginning January 2, 2025. Our results of operations included revenue and net income of $22.9 million and $9.9 million, respectively, for the period from January 2, 2025, through March 31, 2025, related to these operations.
This acquisition was accounted for using the acquisition method of accounting, whereby the purchase price is measured at acquisition date fair value of assets acquired and liabilities assumed.
Determination of Purchase Price
The table below presents the estimated purchase price (in millions):

Base purchase price:	$291.6
Less: Adjusted Net Working Capital (as defined in the Gravity Acquisition Agreement)	3.8
Plus: Various closing adjustments	5.4
Adjusted purchase price	$300.8

Cash paid	$209.3
Fair value of common units issued (1)	91.5
Preliminary purchase price	$300.8
(1)The increase from the $85.0 million base purchase price outlined in the purchase agreement for the common unit consideration was driven by an appreciation in the common unit price.

9 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Purchase Price Allocation
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed in the Gravity Acquisition as of January 2, 2025 (in millions):

Assets acquired:
Cash and cash equivalents	$5.3
Accounts receivables	16.4
Inventories	1.8
Other current assets	1.7
Property, plant and equipment	208.3
Operating lease right-of-use assets	0.1
Other intangibles (1)	82.6
Other non-current assets	0.1
Total assets acquired	316.3

Liabilities assumed:
Accounts payable	2.4
Accrued expenses and other current liabilities	5.8
Current portion of operating lease liabilities	0.1
Asset retirement obligations	7.2
Total liabilities assumed	15.5
Fair value of net assets acquired	$300.8
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a preliminary fair value of $50.7 million, which we estimate to be amortized over 10 to 25 years.
•Rights-of-way intangibles are valued at $31.9 million, the majority of which have an indefinite life.

These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of March 31, 2025. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
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
Customer relationships were valued using the income approach, with essential assumptions including projected revenues from these relationships, attrition rates, operating margins, and discount rates.
The fair values discussed above were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements. For all other current assets and payables, their fair values were considered equivalent to their carrying amounts due to their short-term nature.

10 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Unaudited Pro Forma Financial Information
The following table summarizes the unaudited pro forma financial information of the Company assuming the Gravity Acquisition had occurred on January 1, 2024. The unaudited pro forma financial information has been adjusted to give effect to certain pro forma adjustments that are directly related to this acquisition based on available information and certain assumptions that management believes are factually supportable. The most significant pro forma adjustments relate to (i) incremental interest expense associated with revolving credit facility borrowings incurred in connection with this acquisition, (ii) incremental depreciation resulting from the estimated fair values of acquired property, plant and equipment, (iii) incremental amortization resulting from the estimated fair value of the acquired customer relationship intangible and, (iv) transaction costs. The unaudited pro forma financial information excludes any expected cost savings or other synergies as a result of this acquisition. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had this acquisition been effective as of the date presented, nor is it indicative of future operating results of the combined company. Actual results may differ significantly from the unaudited pro forma financial information.

	Three Months Ended March 31,
(in millions)	2025	2024
Net revenues	$2,641.9	$3,159.7
(Loss) income from continuing operations, net of tax	$(170.8)	$(32.6)

H2O Midstream
On September 11, 2024, Delek Logistics completed the acquisition of 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC from H2O Midstream Holdings, LLC ("H2O Purchase Agreement"), which included water disposal and recycling operations in the Midland Basin in Texas for total consideration of $229.7 million, subject to customary adjustments for net working capital ("H2O Midstream Acquisition"). The purchase price was comprised of approximately $159.7 million in cash and $70.0 million of Delek Logistics’ preferred units. See Note 6 for further information on Preferred Units. The cash portion was financed through a combination of cash on hand and borrowings under the Delek Logistics' Credit Facility (as defined in Note 10).
For the three months ended March 31, 2025, we incurred $0.1 million in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
Our results of operations included revenue and net income of $16.5 million and $7.1 million, respectively, for the period from January 2, 2025, through March 31, 2025, related to these operations.
This acquisition was accounted for using the acquisition method of accounting, whereby the purchase price is measured at acquisition date fair value of assets acquired and liabilities assumed.
Determination of Purchase Price
The table below represents the estimated purchase price (in millions):

Base purchase price:	$230.0
Less: Adjusted Net Working Capital (as defined in the H2O Purchase Agreement)	(2.6)
Plus: Various closing adjustments	2.3
Adjusted purchase price	$229.7
Cash paid	159.7
Fair value of Preferred Units issued	70.0
Preliminary purchase price	$229.7

11 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Purchase Price Allocation
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed in the H2O Midstream Acquisition as of September 11, 2024 (in millions):

Assets acquired:
Accounts receivables	$6.7
Inventories	2.4
Other current assets	0.9
Property, plant and equipment	172.3
Operating lease right-of-use assets	2.1
Other intangibles (1)	59.5
Total assets acquired	243.9

Liabilities assumed:
Accounts payable	1.8
Accrued expenses and other current liabilities	7.0
Current portion of operating lease liabilities	0.3
Asset retirement obligations	4.9
Operating lease liabilities, net of current portion	0.2
Total liabilities assumed	14.2
Fair value of net assets acquired	$229.7
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a preliminary fair value of $26.3 million, which will be amortized over an 13.4 years useful life.
•Rights-of-way intangibles are valued at $28.5 million, which have an indefinite life.
•Favorable supply contract intangible that is subject to amortization with a preliminary fair value of $4.8 million, which will be amortized over a 4.8 years useful life.

These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of March 31, 2025. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805, Business Combinations.
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
By acquiring Gravity and H20 Midstream, we intend to increase third-party revenue streams, diversify our customer and product mix, and expand our footprint in the Midland and Bakken basins, aligning with our strategic growth objectives.

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

12 |

Notes to Condensed Consolidated Financial Statements (unaudited)
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
On August 5, 2024, we contributed all of our 50% investment in W2W Holdings LLC ("HoldCo") which included our 15.6% indirect interest in the Wink to Webster Pipeline ("WWP") joint venture and related joint venture indebtedness, to a subsidiary of Delek Logistics. The operating results of HoldCo are now reported in our Logistics segment. Previously, they were reported as part of corporate, other and eliminations.
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
Logistics Segment
Our logistics segment owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. The logistics segment generates revenue by charging fees for gathering, transporting and storing crude oil and natural gas, marketing, distributing, transporting and storing intermediate and refined products and disposing and recycling water in select regions of the southeastern United States and North Dakota, the Midland Basin in Texas, the Delaware Basin in New Mexico and West Texas for our refining segment and third parties, and sales of wholesale products in the West Texas market. The operating results and assets acquired in the Gravity Acquisition have been included in the logistics segment beginning on January 2, 2025. The operating results and assets acquired in the H2O Midstream Acquisition have been included in the logistics segment beginning on September 11, 2024.

Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by EBITDA attributable to Delek for the period indicated (in millions):

13 |

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2025
(In millions)	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Net revenues (excluding intercompany fees and revenues)	$2,518.3	$123.6	$—	$2,641.9
Inter-segment fees and revenues	90.0	126.3	(216.3)	—
Total revenues	$2,608.3	$249.9	$(216.3)	$2,641.9

Cost of materials and other	2,470.9	129.1	(200.5)	2,399.5
Operating Expenses	158.1	40.9	13.4	212.4
General and administrative expenses	2.1	8.9	50.5	61.5
Income from equity method investments	(3.5)	(10.2)	0.4	(13.3)
Other	(3.1)	(4.3)	13.0	5.6
Segment EBITDA attributable to Delek	$(16.2)	$85.5	$(93.1)	$(23.8)
Depreciation and amortization	71.9	30.9	(1.5)	101.3
Interest expense, net	36.1	18.6	29.4	84.1
Income tax benefit				(36.8)
Loss from discontinued operations, net of tax				0.3
Net loss attributable to Delek				$(172.7)

Capital spending (2)	$56.2	$71.9	$4.5	$132.6

	Three Months Ended March 31, 2024
(In millions)	Refining	Logistics	Corporate, Other and Eliminations (3)	Consolidated
Net revenues (excluding intercompany fees and revenues)	$2,921.6	$112.5	$—	$3,034.1
Inter-segment fees and revenues (1)	186.7	139.6	(232.4)	93.9
Total revenues	$3,108.3	$252.1	$(232.4)	$3,128.0

Cost of materials and other	2,839.9	123.7	(230.7)	2,732.9
Operating Expenses	165.8	31.9	17.2	214.9
General and administrative expenses	4.1	4.9	52.0	61.0
Income from equity method investments	(4.0)	(8.5)	(9.4)	(21.9)
Other	(2.6)	0.4	7.3	5.1
Segment EBITDA attributable to Delek	$105.1	$99.7	$(68.8)	$136.0
Depreciation and amortization	61.4	26.5	3.8	91.7
Interest expense, net	12.1	40.3	35.3	87.7
Income tax benefit				(7.6)
Income from discontinued operations, net of tax				(3.2)
Net income attributable to Delek				$(32.6)

Capital spending (2)	$21.5	$15.2	$5.1	$41.8
(1) Intercompany fees and sales for the refining segment include revenues of $93.9 million during the three months ended March 31, 2024, to the Retail Stores, the operations of which are reported in discontinued operations.
(2) Capital spending includes additions on an accrual basis. Capital spending excludes capital spending associated with the Retail Stores of $4.1 million during the three months ended March 31, 2024.
(3) The corporate, other and eliminations segment operating results for the three months ended March 31, 2024 have been restated to reflect the reclassification of the Retail Stores to discontinued operations.

14 |

Notes to Condensed Consolidated Financial Statements (unaudited)
4. Discontinued Operations
On July 31, 2024, a wholly owned subsidiary of Delek, entered into the Retail Purchase Agreement with a subsidiary of FEMSA. Under the terms of the Retail Purchase Agreement, Delek agreed to sell, and FEMSA agreed to purchase, 100% of the equity interests in four of Delek’s wholly-owned subsidiaries that owned and operated 249 Retail Stores under the Delek US Retail brand. As a result of the Retail Purchase Agreement, we met the requirements of ASC 205-20 and ASC 360, to report the results of the Retail Stores as discontinued operations and to classify the Retail Stores as a group of discontinued operations assets. The fair value assessment of the Retail Stores as of July 31, 2024 did not result in an impairment. We ceased depreciation of these assets as of July 31, 2024. The Retail Transaction closed on September 30, 2024.
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

	Three Months Ended March 31,
	2025	2024
Net revenues	$—	$193.5
Cost of material and other	0.5	(158.3)
Operating expenses	—	(24.7)
General and administrative expenses	(0.8)	(3.4)
Depreciation and amortization	—	(3.5)
Other operating loss, net	(0.1)	(0.1)
Other income, net	—	0.1
(Loss) income from discontinued operations before taxes	(0.4)	3.6
Income tax (benefit) expense	(0.1)	0.4
(Loss) income from discontinued operations, net of tax	$(0.3)	$3.2

5. Earnings (Loss) Per Share
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

15 |

Notes to Condensed Consolidated Financial Statements (unaudited)
The following table sets forth the computation of basic and diluted earnings per share.

(In millions, except share and per share data)	Three Months Ended March 31,
	2025	2024
Numerator:
Numerator for EPS - continuing operations
Net loss from continuing operations	$(158.2)	$(28.4)
Less: Income from continuing operations attributed to non-controlling interests	14.2	7.4
Numerator for basic and diluted EPS from continuing operations attributable to Delek	$(172.4)	$(35.8)

Numerator for EPS - discontinued operations
(Loss) income from discontinued operations, including gain on sale of discontinued operations	$(0.4)	$3.6
Less: Income tax (benefit) expense	(0.1)	0.4
(Loss) income from discontinued operations, net of tax	$(0.3)	$3.2

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	62,115,776	64,021,988
Dilutive effect of stock-based awards	—	—
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	62,115,776	64,021,988

EPS:
Basic loss per share:
Loss from continuing operations	$(2.78)	$(0.56)
Income from discontinued operations	—	0.05
Total basic loss per share	$(2.78)	$(0.51)
Diluted loss per share:
Loss from continuing operations	$(2.78)	$(0.56)
Income from discontinued operations	—	0.05
Total diluted loss per share	$(2.78)	$(0.51)

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	2,823,263	829,292
Antidilutive due to loss	214,789	550,254
Total antidilutive stock-based compensation	3,038,052	1,379,546

6. Delek Logistics
Delek Logistics is a publicly traded limited partnership formed by Delek in 2012 that owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of March 31, 2025, we owned a 63.4% interest in Delek Logistics, consisting of 33,868,203 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets.
Acquisition
On January 2, 2025, Delek Logistics completed the Gravity Acquisition in which it acquired water disposal and recycling operations in the Permian Basin and the Bakken for total consideration of $300.8 million, subject to customary adjustments for net working capital. See Note 2 - Acquisitions for additional information.

16 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Common Units
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
On February 24, 2025, we entered into a Common Unit Purchase Agreement with Delek Logistics (the “Common Unit Purchase Agreement”) whereby Delek Logistics may repurchase common units from time to time from us in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). The purchase price per common unit in each Repurchase will be the 30-day volume weighted average price of the common units at the close of trading on the day prior to the closing date, subject to certain limitations set forth in the Common Unit Purchase Agreement. During the three months ended March 31, 2025, 243,075 common units were repurchased from us and cancelled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the three months ended March 31, 2024. As of March 31, 2025, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
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

	As of March 31, 2025	As of December 31, 2024
ASSETS
Cash and cash equivalents	$2.1	$5.4
Accounts receivable	68.7	54.7
Accounts receivable from related parties	54.9	33.3
Lease receivable - affiliate	21.1	22.8
Inventory	8.6	5.4
Other current assets	1.5	24.2
Property, plant and equipment, net	1,322.0	1,064.3
Equity method investments	317.5	317.2
Operating lease right-of-use assets	17.1	16.7
Goodwill	12.2	12.2
Intangible assets, net	363.6	281.5
Net lease investment - affiliate	189.7	193.1
Other non-current assets	16.5	10.8
Total assets	$2,395.5	$2,041.6
LIABILITIES AND EQUITY
Accounts payable	$59.9	$41.4
Current portion of operating lease liabilities	5.5	5.3
Accrued expenses and other current liabilities	32.0	42.1
Long-term debt, net of current portion	2,145.7	1,875.4
Asset retirement obligations	23.3	15.6
Operating lease liabilities, net of current portion	6.2	6.0
Other non-current liabilities	25.5	20.3
Equity	97.4	35.5
Total liabilities and equity	$2,395.5	$2,041.6

17 |

Notes to Condensed Consolidated Financial Statements (unaudited)
7. Equity Method Investments
Delek Logistics Investments
Delek Logistics has a 50% investment in HoldCo which includes a 15.6% indirect interest in the WWP joint venture and related joint venture indebtedness.
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
As of March 31, 2025, except for the guarantee of member obligations under the joint venture, we do not have other guarantees with or to HoldCo, nor any third-party associated with HoldCo contracted work. Delek's maximum exposure to any losses incurred by HoldCo is limited to its investment.
As of March 31, 2025 and December 31, 2024, Delek's HoldCo investment balance totaled $91.5 million and $86.1 million, respectively.
Delek Logistics has a 33% membership interest in Red River Pipeline Company LLC (“Red River”), which owns and operates a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. As of March 31, 2025 and December 31, 2024, Delek's investment balance in Red River totaled $133.7 million and $136.5 million, respectively.
In addition, Delek Logistics has two other pipeline joint ventures in which it owns a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system. As of March 31, 2025 and December 31, 2024, Delek Logistics' investment balance in these joint ventures was $92.3 million and $94.6 million, respectively.
Other Investments
In addition to our pipeline joint ventures, we also have a 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S., as well as a 50% interest in a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in Arkansas. As of March 31, 2025 and December 31, 2024, Delek's investment balance in these joint ventures was $79.3 million and $75.7 million, respectively. These investments are included in Refining in our segment disclosure.
8. Inventory
Crude oil feedstocks, refined products, blendstocks and asphalt inventory for all of our operations are stated at the lower of cost determined using the first-in, first-out ("FIFO") basis or net realizable value.
The following table presents the components of inventory for each period presented (in millions):

	Titled Inventory	Inventory Intermediation Agreement (1)	Total
March 31, 2025
Feedstocks, raw materials and supplies	$220.6	$129.3	$349.9
Refined products and blendstock	230.3	272.3	502.6
Total	$450.9	$401.6	$852.5

December 31, 2024
Feedstocks, raw materials and supplies	$246.5	$131.5	$378.0
Refined products and blendstock	243.4	271.8	515.2
Total	$489.9	$403.3	$893.2
(1) Refer to Note 9 - Inventory Intermediation Obligations for further information.

At March 31, 2025, we recorded a pre-tax inventory valuation reserve of $1.1 million due to a market price decline below our cost of certain inventory products. At December 31, 2024, we recorded a pre-tax inventory valuation reserve of $0.9 million. For the three months ended March 31, 2025 and 2024, we recognized a net (increase) reduction in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of $(0.2) million and $8.8 million, respectively.

18 |

Notes to Condensed Consolidated Financial Statements (unaudited)
9. Inventory Intermediation Obligations
The following table summarizes our outstanding obligations under our Inventory Intermediation Agreement (in millions):

	As of March 31, 2025	As of December 31, 2024
Obligations under Inventory Intermediation Agreement
Obligations related to Base Layer Volumes	$433.6	$408.7
Current portion	—	—
Total obligations under Inventory Intermediation Agreement	$433.6	$408.7
Other payable (receivable) for monthly activity true-up	$5.6	$20.2

Included in the Inventory Intermediation Agreement are cost of financing associated with the value of the inventory and other periodic charges, which we include in interest expense, net in the condensed consolidated statements of income. In addition to the cost of financing charges, we have other intermediation fees which include market structure settlements, where we may pay or receive amounts based on market conditions and volumes subject to the intermediation agreement. These market structure settlements are recorded in cost of materials and other in the condensed consolidated statements of income. The following table summarizes these fees (in millions):

	Three Months Ended March 31,
	2025	2024
Net fees and expenses:
Inventory intermediation fees	$11.4	$(5.6)
Interest expense, net	$13.1	$16.5

On December 22, 2022, Delek entered into an inventory intermediation agreement ("Inventory Intermediation Agreement") with Citigroup Energy Inc. ("Citi") in connection with DK Trading & Supply, LLC (“DKTS”), an indirect subsidiary of Delek. Pursuant to the Inventory Intermediation Agreement, Citi will (i) purchase from and sell to DKTS crude oil and other petroleum feedstocks in connection with refining processing operations at El Dorado, Big Spring, and Krotz Springs, (ii) purchase from and sell to DKTS all refined products produced by such refineries other than certain excluded products and (iii) in connection with such purchases and sales, DKTS will enter into certain market risk hedges in each case, on the terms and subject to certain conditions.
On December 21, 2023, DKTS amended the Inventory Intermediation Agreement to among other things, (i) reduce Citi’s unilateral term extension option from a twelve month extension period to a six month extension period and (ii) increase the amount of the payment deferral mechanism from $70 million to $250 million. On February 21, 2025, DKTS amended the Inventory Intermediation Agreement to, among other things, (i) extend the term of the Inventory Intermediation Agreement from January 31, 2026 to January 31, 2027 and (ii) include a mechanism for DKTS to nominate each month whether to include volumes related to the Krotz Springs refinery for funding under the Inventory Intermediation Agreement. As of March 31, 2025 and December 31, 2024, we had letters of credit outstanding of $215.0 million and $200.0 million, respectively, supporting the Inventory Intermediation Agreement.
The Inventory Intermediation Agreement provides for the lease to Citi of crude oil and refined product storage facilities. At the inception of the Inventory Intermediation Agreement, we transferred title to a certain number of barrels of crude and other inventories to Citi, and the Inventory Intermediation Agreement requires the repurchase of the remaining inventory (including certain "Base Layer Volumes") at termination. As of March 31, 2025 and December 31, 2024, the volumes subject to the Inventory Intermediation Agreement totaled 5.5 million barrels and 5.5 million barrels, including Base Layer Volumes associated with our non-current inventory intermediation obligation of 5.5 million barrels.
The Inventory Intermediation Agreement is accounted for as an inventory financing arrangement under the fair value election provided by ASC 815 Derivatives and Hedging ("ASC 815") and ASC 825, Financial Instruments ("ASC 825"). Therefore, the crude oil and refined products barrels subject to the Inventory Intermediation Agreement will continue to be reported in our condensed consolidated balance sheets until processed and sold to a third party. At each reporting period, we record a liability equal to the repurchase obligation to Citi at current market prices. The repurchase obligations associated with the Base Layer Volumes are reflected as non-current liabilities on our condensed consolidated balance sheets to the extent that they are not contractually due within twelve months. The February 21, 2025 amendment did not change the base layer volumes of the Inventory Intermediation Agreement, and the liability associated with the base layer volumes is recorded as long-term in the accompanying condensed consolidated balance sheet. The remaining obligation resulting from our monthly activity, including long and short inventory positions valued at market-indexed pricing, are included in current liabilities (or receivables) on our condensed consolidated balance sheets.
Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other in the condensed consolidated statements of income. With respect to the repurchase obligation, we recognized gains (losses) attributable to changes in fair value due to commodity-index price totaling $3.3 million and $(81.8) million during the three months ended March 31, 2025 and 2024, respectively. See Note 12 for discussion of gains and losses recognized from changes in fair value.

19 |

Notes to Condensed Consolidated Financial Statements (unaudited)
10. Long-Term Obligations
Outstanding borrowings under debt instruments are as follows (in millions):

	March 31, 2025	December 31, 2024
Delek Term Loan Credit Facility	$928.6	$931.0
Delek Logistics Revolving Facility	705.1	435.4
Delek Logistics 2028 Notes	400.0	400.0
Delek Logistics 2029 Notes	1,050.0	1,050.0
Principle amount of long-term debt	3,083.7	2,816.4
Less: Unamortized discount and premium and deferred financing costs	48.4	51.2
Total debt, net of unamortized discount and premium and deferred financing costs	3,035.3	2,765.2
Less: Current portion of long-term debt	9.5	9.5
Long-term debt, net of current portion	$3,025.8	$2,755.7

Delek Term Loan Credit Facility
On November 18, 2022, Delek entered into an amended and restated term loan credit agreement (the "Delek Term Loan Credit Facility") providing for a senior secured term loan facility with an initial principal of $950.0 million at a discount of 4.00%. This senior secured facility allows for $400.0 million in incremental loans subject to certain restrictions. Repayment terms include quarterly principal payments of $2.4 million with the balance of principal due on November 19, 2029. At Delek’s option, borrowings bear interest at either the Adjusted Term Secured Overnight Financing Rate ("SOFR") or base rate as defined by the agreement, plus an applicable margin of 2.50% per annum with respect to base rate borrowings and 3.50% per annum with respect to SOFR borrowings. At March 31, 2025 and December 31, 2024, the weighted average borrowing rate was approximately 7.42% and 7.44%, respectively. The effective interest rate was 8.62% as of March 31, 2025.
Available capacity and amounts outstanding for each of our revolving credit facilities as of March 31, 2025 are shown below (in millions):

	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Maturity Date
Delek Revolving Credit Facility (1)	$1,100.0	$—	$383.0	$717.0	October 26, 2027
Delek Logistics Revolving Facility (2)	$1,150.0	$705.1	$—	$444.9	October 13, 2027
United Community Bank Revolver (3)	$25.0	$—	$—	$25.0	June 30, 2026

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

(2) Total capacity includes letters of credit up to $146.9 million and $31.9 million for swing line loans. This facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.45% per annum. Interest is measured at either the U.S. dollar prime rate plus an applicable margin of 1.00% to 2.00% depending on Delek Logistics’ leverage ratio, or a SOFR rate plus a credit spread adjustment of 0.10% to 0.25% and an applicable margin ranging from 2.00% to 3.00% depending on the Delek Logistics’ leverage ratio. As of March 31, 2025 and December 31, 2024, the weighted average interest rate was 7.19% and 7.27%, respectively.

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

20 |

Notes to Condensed Consolidated Financial Statements (unaudited)
The Delek Logistics 2029 Notes are general unsecured senior obligations of the Co-issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries other than Finance Corp. and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. The Delek Logistics 2029 Notes rank equal in right of payment with all existing and future senior indebtedness of the Co-issuers, and senior in right of payment to any future subordinated indebtedness of the Co-issuers. The Delek Logistics 2029 Notes will mature on March 15, 2029, and interest is payable semi-annually in arrears on each March 15 and September 15. As of March 31, 2025, the effective interest rate was 8.81%.
Delek Logistics 2028 Notes
On May 24, 2021, Delek Logistics and Finance Corp. issued general unsecured senior obligations comprised of $400.0 million in aggregate principal amount of 7.125% senior notes maturing June 1, 2028 ("the Delek Logistics 2028 Notes"). The Delek Logistics 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries (other than Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. Interest is payable semi-annually in arrears on June 1 and December 1. As of March 31, 2025, the effective interest rate was 7.38%.
2024 Debt Extinguishment
Delek Logistics Term Loan Facility
On October 13, 2022, Delek Logistics entered into a senior secured term loan with an original principal of $300.0 million (the "Delek Logistics Term Loan Facility"). The outstanding principal balance of $281.3 million was paid on March 13, 2024 from a portion of the proceeds received from the issuance of the Delek Logistics 2029 Notes. Debt extinguishment costs were $2.1 million for the three months ended March 31, 2024 and were recorded in interest expense, net in the accompanying condensed consolidated statements of income.
Delek Logistics 2025 Notes
In May 2018, Delek Logistics and Finance Corp. issued general unsecured senior obligations comprised of $250.0 million in aggregate principal of 6.75% senior notes maturing on May 15, 2025 ("the Delek Logistics 2025 Notes"). Concurrent with the issuance of the Delek Logistics 2029 Notes, Delek Logistics made a cash tender offer (the "Offer") for all of the outstanding Delek Logistic 2025 Notes with a conditional notice of full redemption for the remaining balance not received from the Offer. Delek Logistics received tenders from holders of approximately $156.2 million in aggregate principal amount. All the remaining Delek Logistic 2025 Notes were redeemed by March 29, 2024, pursuant to the notice of conditional redemption. Debt extinguishment costs were $1.5 million for the three months ended March 31, 2024 and were recorded in interest expense, net in the accompanying condensed consolidated statements of income.
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
Restrictive Terms and Covenants
Under the terms of our debt facilities, we are required to comply with usual and customary financial and non-financial covenants. Certain of our debt facilities contain limitations on future transactions such as incurrence of additional indebtedness, investments, affiliate transactions, asset acquisitions or dispositions, and dividends or distributions. As of March 31, 2025, we were in compliance with covenants on all of our debt instruments.
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of assets. As of March 31, 2025, we had no subsidiaries with restricted net assets which would prohibit earnings from being transferred to the parent company for its use

21 |

Notes to Condensed Consolidated Financial Statements (unaudited)
11. Derivative Instruments
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
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales ("NPNS") pursuant to ASC 815. If we elect the NPNS exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. Our Canadian crude trading operations are accounted for as derivative instruments, and the related unrealized and realized gains and losses are recognized in other operating income, net on the condensed consolidated statements of income. Additionally, as of and for the three months ended March 31, 2025, other forward contracts accounted for as derivatives that are specific to managing crude costs rather than for trading purposes are recognized in cost of materials and other on the condensed consolidated statements of income in our refining segment, and are included in our disclosures of commodity derivatives in the tables below.
Futures, swaps or other commodity related derivative instruments that are utilized to specifically provide economic hedges on our Canadian forward contract or investment positions are recognized in other operating income, net because that is where the related underlying transactions are reflected.
From time to time, we also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RINs commitment contracts meet the definition of derivative instruments under ASC 815, and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RINs commitment contracts are recorded in cost of materials and other on the condensed consolidated statements of income. As of March 31, 2025, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
The following table presents the fair value of our derivative instruments as of March 31, 2025 and December 31, 2024. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 12 for further information regarding the fair value of derivative instruments (in millions).

22 |

Notes to Condensed Consolidated Financial Statements (unaudited)

		March 31, 2025		December 31, 2024
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives (1)	Other current assets	$24.1	$(24.7)	$19.5	$(22.0)
Commodity derivatives (1)	Other current liabilities	—	—	5.4	(5.4)
Commodity derivatives (1)	Other long-term liabilities	0.1	(0.6)	—	—
RINs commitment contracts (2)	Other current assets	1.3	—	0.3	—
RINs commitment contracts (2)	Other current liabilities	—	(0.1)	—	(5.6)
Interest rate swap derivatives	Other current assets	2.7	—	3.5	—
Interest rate swap derivatives	Other long-term liabilities	0.4	(3.3)	4.8	(5.1)
Total gross fair value of derivatives		28.6	(28.7)	33.5	(38.1)
Less: Counterparty netting and cash collateral (3)		24.0	(24.8)	19.9	(27.4)
Total net fair value of derivatives		$4.6	$(3.9)	$13.6	$(10.7)
(1)As of March 31, 2025 and December 31, 2024, we had open derivative positions representing 21,438,450 and 18,471,700 barrels, respectively, of crude oil and refined petroleum products. Additionally, as of March 31, 2025, we had no open derivative positions representing natural gas products. We had 1,495,000 open derivative positions of natural gas products as of December 31, 2024.
(2)As of March 31, 2025 and December 31, 2024, we had open RINs commitment contracts representing 28,815,458 and 36,000,000 RINs, respectively.
(3)As of March 31, 2025 and December 31, 2024, $0.8 million and $7.5 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our non-trading commodity derivatives and RINs commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions) (3):

	Three Months Ended March 31,
	2025	2024
Gains (losses) on hedging derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$15.3	$(21.7)
Losses on interest rate derivatives not designated as hedging instruments recognized in interest expense, net (2)	(2.2)	—
Total gains (losses)	$13.1	$(21.7)
(1) Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains of $1.6 million and losses of $(9.0) million for the three months ended March 31, 2025 and 2024, respectively.
(2) Losses on interest rate derivatives that are economic hedges but not designated as hedging instruments include unrealized losses of $(3.4) million for the three months ended March 31, 2025. There were no unrealized gains (losses) on interest rate derivatives that are economic hedges, but not designated as hedging instruments for the three months ended March 31, 2024.
(3)    See separate table below for disclosures about "trading derivatives".

Total gains (losses) on our trading derivatives (none of which were designated as hedging instruments) recorded in other operating income, net on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended March 31,
	2025	2024

Trading Physical Forward Contract Commodity Derivatives
Realized gains	$—	$0.2
Unrealized gains (losses)	—	—
Total	$—	$0.2

23 |

Notes to Condensed Consolidated Financial Statements (unaudited)
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
Our RINs commitment contracts are future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our "Consolidated Net RINs Obligation" which is the sum of our individual obligated parties’ Net RINs Obligations as well as RINs held by our non-obligated parties which meet our recognition criteria. These RINs commitment contracts (which are forward contracts accounted for as derivatives – see Note 11) are categorized as Level 2, and are measured at fair value based on quoted prices from an independent pricing service.
Our interest rate swap is valued based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current SOFR rate and a forward SOFR curve, along with other observable market inputs and are, therefore, classified as Level 2.
Our environmental credits obligation includes the Consolidated Net RINs Obligation, as well as other environmental credit obligation positions subject to fair value accounting pursuant to our accounting policy. The environmental credits obligation is categorized as Level 2, if measured at fair value either directly through observable inputs or indirectly through market-corroborated inputs, and gains (losses) related to changes in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income. With respect to our Consolidated Net RINs Obligation, we recognized losses of $(1.1) million on changes in fair value for the three months ended March 31, 2025, primarily attributable to changes in the market prices of the underlying credits that occurred at the end of the quarter. There were no changes in fair value for the three months ended March 31, 2024.
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
The fair value of the Delek Logistics 2028 Notes is measured based on quoted market prices in an active market, defined as Level 1 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $400.0 million and $400.2 million, respectively, as of March 31, 2025, and $400.0 million and $399.1 million, respectively, at December 31, 2024.
Also, the fair value of the Delek Logistics 2029 Notes is measured based on quoted market prices in an active market, defined as Level 1 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $1,050.0 million and $1,088.7 million, respectively, as of March 31, 2025, and $1,050.0 million and $1,086.9 million, respectively, at December 31, 2024.

24 |

Notes to Condensed Consolidated Financial Statements (unaudited)
The fair value approximates the historical or amortized cost basis comprising our carrying value for all other financial instruments and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$24.2	$—	$24.2
Interest rate swap derivatives	—	3.1	—	3.1
RINs commitment contracts	—	1.3	—	1.3
Total assets	—	28.6	—	28.6
Liabilities
Commodity derivatives	—	(25.3)	—	(25.3)
Interest rate swap derivatives	—	(3.3)	—	(3.3)
RINs commitment contracts	—	(0.1)	—	(0.1)
Environmental credits obligation deficit	—	(61.6)	—	(61.6)
Inventory Intermediation Agreement obligation	—	(433.6)	—	(433.6)
Total liabilities	—	(523.9)	—	(523.9)
Net liabilities	$—	$(495.3)	$—	$(495.3)

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$24.9	$—	$24.9
Interest rate swap derivatives	—	8.3	—	8.3
RINs commitment contracts	—	0.3	—	0.3
Total assets	—	33.5	—	33.5
Liabilities
Commodity derivatives	—	(27.4)	—	(27.4)
Interest rate derivatives	—	(5.1)	—	(5.1)
RINs commitment contracts	—	(5.6)	—	(5.6)
Environmental credits obligation deficit	—	(30.6)	—	(30.6)
Inventory Intermediation Agreement obligation	—	(408.7)	—	(408.7)
Total liabilities	—	(477.4)	—	(477.4)
Net liabilities	$—	$(443.9)	$—	$(443.9)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of March 31, 2025 and December 31, 2024, $0.8 million and $7.5 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 11 for further information regarding derivative instruments.
Non-Recurring Fair Value Measurements
The Gravity Acquisition was accounted for as a business combination using the acquisition method of accounting, with the assets acquired and liabilities assumed at their respective acquisition date fair values at the closing date. The fair value measurements were based on a combination of valuation methods including discounted cash flows, the market approach and obsolescence adjusted replacement costs, all of which are Level 3 inputs.

25 |

Notes to Condensed Consolidated Financial Statements (unaudited)
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
As of March 31, 2025, we have recorded an environmental liability of approximately $36.3 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $4.0 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2039, although some costs may extend up to 25 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
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
14. Income Taxes

Under ASC 740, Income Taxes (“ASC 740”), we generally use an estimated annual tax rate to record income taxes. For interim financial reporting, except in specified cases, the quarterly income tax provision aligns with the estimated annual tax rate, updated each quarter based on revised full-year pre-tax book earnings. In certain situations, the estimated annual tax rate may distort the interim income tax provision due to significant permanent differences. In such cases, the interim income tax provision is based on the year-to-date effective tax rate, adjusting for permanent differences proportionally. In the three months ended March 31, 2025, income taxes were calculated based on the estimated annual effective tax rate. In the three months ended March 31, 2024, income taxes were calculated based on the year-to-date effective tax rate as a proxy for the estimated annual effective tax rate. Our effective tax rate for continuing operations was 18.9% and 21.1% for the three months ended March 31, 2025 and 2024, respectively. The difference between the effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to a decrease in quarter-to-date pre-tax earnings, the impact of fixed dollar favorable permanent adjustments, and changes in valuation allowances on the quarter.

26 |

Notes to Condensed Consolidated Financial Statements (unaudited)
15. Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 7). Transactions with our related parties were as follows for the periods presented (in millions):

	Three Months Ended March 31,
	2025	2024
Revenues (1)	$21.1	$22.0
Cost of materials and other (2)	$43.7	$57.8
(1)Consists primarily of asphalt sales which are recorded in the refining segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

16. Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	March 31, 2025	December 31, 2024
Prepaid expenses	$73.4	$69.2
Short-term derivative assets (see Note 11)	4.1	8.8
Income and other tax receivables	5.1	6.7
Other	7.2	0.8
Total	$89.8	$85.5

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	March 31, 2025	December 31, 2024
Product financing agreements	$237.2	$185.9
Crude purchase liabilities	191.9	193.9
Income and other taxes payable	93.1	101.1
Consolidated Net RINs Obligation deficit (see Note 12)	61.6	30.6
Employee costs	31.3	43.2
Deferred revenue	17.9	6.9
Short-term derivative liabilities (see Note 11)	0.1	5.6
Other	75.2	82.3
Total	$708.3	$649.5

17. Restructuring and Other Charges
During the fiscal year 2022, we initiated a cost optimization plan to improve efficiencies and align our workforce with strategic activities and operations. The recorded costs include an accrual of $3.9 million and $10.4 million as of March 31, 2025 and December 31, 2024, respectively.
We anticipate concluding our restructuring activities by the end of fiscal year 2026. Future cost estimates for these initiatives are continuing to be developed.
The detail of restructuring costs is as follows (in millions):

		Three Months Ended March 31, 2025
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees, severance costs and equity based compensation	General and administrative expenses	$—	$—	$7.5	$7.5
Severance costs and equity based compensation	Operating expenses	0.3	—	0.6	0.9
Total		$0.3	$—	$8.1	$8.4

27 |

Notes to Condensed Consolidated Financial Statements (unaudited)

		Three Months Ended March 31, 2024
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees and severance costs	General and administrative expenses	$—	$—	$3.2	$3.2
Total		$—	$—	$3.2	$3.2

18. Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 and Alon USA Energy, Inc. 2005 Long-Term Incentive Plans (collectively, the "Incentive Plans")
Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $5.9 million and $6.2 million for the three months ended March 31, 2025 and 2024, respectively. These amounts, excluding amounts related to discontinued operations of $0.1 million for the three months ended March 31, 2024, are included in general and administrative expenses and operating expenses in the accompanying condensed consolidated statements of income. As of March 31, 2025, there was $38.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years.
We issued net shares of common stock of 61,150 and 44,374 as a result of exercised or vested equity-based awards during the three months ended March 31, 2025 and 2024, respectively. These amounts are net of 25,730 and 35,434 shares withheld to satisfy employee tax obligations related to the exercises and vesting during the three months ended March 31, 2025 and 2024, respectively.
19.  Shareholders' Equity
Dividends
For 2025, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
February 18, 2025	$0.255	March 3, 2025	March 10, 2025
April 29, 2025	$0.255	May 12, 2025	May 19, 2025

Stock Repurchase Program
Our Board of Directors has authorized a share repurchase program under which repurchases of Delek common stock may be executed through open market transactions or privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases are made at the discretion of management and will depend on prevailing share prices, general economic and market conditions and other considerations. The authorization has no expiration date. During the three months ended March 31, 2025, 2,009,420 shares of our common stock were repurchased and cancelled at the time of the transaction for a total of $31.5 million. No shares were repurchased for the three months ended March 31, 2024. As of March 31, 2025, there was $512.1 million of authorization remaining under Delek's aggregate stock repurchase program.
20. Subsequent Events
Delek Logistics
On May 1, 2025, we transferred the Delek Permian Gathering purchasing and blending business to Delek Logistics (the "DPG Dropdown”). In connection with the DPG Dropdown, Delek Logistics will assume all of the rights and obligations to purchase crude oil under certain contracts associated with Delek Logistics’ existing Midland Gathering System. Total consideration included the execution of the Termination Agreement (as defined below), the execution of the Throughput Agreement (as defined below), the execution of the El Dorado Purchase Agreement (as defined below) and cancellation of $58.8 million in payables owed to Delek Logistics.
On May 1, 2025, we entered into a termination agreement with Delek Logistics to terminate, in its entirety, the East Texas Marketing Agreement effective as of January 1, 2026 ("Termination Agreement").
On May 1, 2025, in connection with the DPG Dropdown, we amended and restated a throughput agreement with Delek Logistics for the El Dorado rail facility (the “Throughput Agreement”), which includes a minimum volume commitment for refined products until the termination of the Throughput Agreement, which will occur at the closing of the El Dorado Purchase (as defined below). Additionally, on May 1, 2025, in connection with the DPG Dropdown, we entered into an asset purchase agreement with Delek Logistics (the “El Dorado Purchase Agreement”),

28 |

Notes to Condensed Consolidated Financial Statements (unaudited)
where we will purchase the related El Dorado rail facility assets from Delek Logistics for cash consideration of $25.0 million (the “El Dorado Purchase”). The El Dorado Purchase is currently set to close January 1, 2026, subject to certain closing conditions as set forth in the El Dorado Purchase Agreement.
We also entered into an amended and restated Omnibus Agreement with Delek Logistics that provides for an increase in the Administrative Fee (as defined therein) which will be phased in over two years beginning July 1, 2025 and a binding obligation for both parties to enter into transition services agreements in the event of a change in control.
These transactions with Delek Logistics will be eliminated in consolidation.
Interest Rate Swap
On May 2, 2025, we entered into an interest rate swap agreement to hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate, which effectively fixed the variable SOFR interest component of the Delek Term Loan Credit Facility. The aggregate notional amount under this agreement covers $200.0 million of the outstanding principal throughout the duration of the interest rate swap.

29 |

Management's Discussion and Analysis
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 26, 2025 (the "Annual Report on Form 10-K"). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain.
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
The Company announces material information to the public about the Company, its products and services and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, the Company’s website (www.delekus.com), the investor relations section of its website (ir.delekus.com), the news section of its website (www.delekus.com/news), and/or social media, including its X account (@DelekUSHoldings). The Company encourages investors and others to review the information it makes public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements that refer to the acquisition of 3 Bear Delaware Holding – NM, LLC ("Delaware Gathering") (the "Delaware Gathering Acquisition"), the acquisition of H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC ("H2O Midstream") (the "H2O Midstream Acquisition") and the acquisition of Gravity Water Intermediate Holdings LLC ("Gravity") (the "Gravity Acquisition"), including any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the outbreak of a pandemic and its impact on oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning possible future results of operations, business and growth strategies, including as the same may be impacted by any ongoing military conflict, such as the war between Russia and Ukraine ("the Russia-Ukraine War") and the conflict between Israel and Hamas (the "Israel-Hamas War"), financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions or dispositions, including the sale of our retail fuel and convenience stores (the "Retail Stores") to a subsidiary of Fomento Económico Mexicano, S.A.B. de C.V. (“FEMSA”), statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
•our ability to execute our long-term sustainability strategy and growth through acquisitions and dispositions such as the sale of our Retail Stores, the Gravity Acquisition, the H2O Midstream Acquisition, the Delaware Gathering Acquisition and joint ventures, including our ability to successfully integrate acquisitions, complete strategic transactions, safety initiatives and capital projects, realize expected synergies, cost savings and other benefits therefrom, return value to shareholders, or achieve operational efficiencies;
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

30 |

Management's Discussion and Analysis
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
•impacts of global conflicts such as the Israel-Hamas War and the Russia-Ukraine War;
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

31 |

Management's Discussion and Analysis
Executive Summary: Management's View of Our Business and Strategic Overview

Management's View of Our Business
We are an integrated downstream energy business focused on petroleum refining and the transportation, storage and wholesale distribution of crude oil, intermediate and refined products as well as wastewater processing, disposal and recycling.
Business and Economic Environment Overview
Our focus on safe and reliable operations is a pillar which underlines all of our business activities. We continue to identify opportunities to mitigate market risk and focus on efforts that improve our overall cost structure while not compromising operational excellence. During the first quarter of 2025, we continued to make progress on our "sum of the parts" efforts. Our logistics segment (or "Logistics") successfully closed the Gravity Acquisition which includes integrated full-cycle water systems in the Permian Basin, in addition to produced water gathering, and transportation assets in the Bakken, and along with the H2O Midstream Acquisition, provide a strong opportunity for integrated crude and water services to Delek Logistics customers. This acquisition represents another significant step in Delek Logistics' commitment of being a full suite crude, gas and water midstream services provider in the Permian Basin in addition to diversifying our logistics customer base to include more third-party customers. We expect that the Gravity Acquisition will be immediately accretive, delivering incremental contribution margin and cash flows. Subsequent to March 31, 2025, we entered into additional agreements with Delek Logistics which put additional midstream commercial activities in Delek Logistics and bring refining related activities and assets back to the Refining Segment. Additionally, these transactions increase consolidated financial availability by approximately $250 million.
During the first quarter of 2025, the Refining segment continued to navigate a complex landscape including volatile crude oil prices and economic uncertainty. While crack spreads declined compared to the first quarter of 2024, they increased from the 2024 lows experienced toward the end of the year. Our disciplined approach to cost control, coupled with a focus on our enterprise optimization plan ("EOP") margin enhancements, supported EBITDA growth, while our capital deployment remained aligned with our strategic priorities. The domestic West Texas Intermediate ("WTI") differentials compared to Brent continued to be favorable, and the WTI Midland to Cushing differential widened unfavorably during 2025. Though refining margins softened compared to the first quarter of 2024, demand for refined products continues to be strong. Logistics continued to contribute strong results driven by incremental contributions from H2O Midstream and Gravity. We will continue to execute on our priorities of running safe and reliable operations, making further progress on our "sum of the parts" efforts, and delivering shareholder value while maintaining our financial strength and flexibility.
The near term economic outlook still has uncertainty with the introduction of widespread tariffs by the U.S., geopolitical instability and commodity market volatility. The uncertainty surrounding trade negotiations and the potential for further expansion of tariffs have contributed to increased market and commodity volatility and potential economic downturns. As a result, we continue to progress our business transformation focused on enterprise-wide opportunities to improve the efficiency of our cost structure. We continued to advance our strategic initiatives aimed at long-term value creation. This includes the progress made on our EOP. During 2024, we announced a new EOP which includes initiatives that are focused on improving our financial health and ability to generate cash flows. The EOP includes leaner costs including lower general and administrative expenses, lower operating expenses specifically at the Big Spring Refinery and Krotz Springs Refinery and lowering interest expense. The EOP also includes stronger margins including accretive minimal capital projects in our Refining segment and commercial improvements including market optionality, improved product slate and optimization. By executing on our initiatives to optimize our cost structure, we are positioning the Company in the event of lower crack spreads and volatility in the commodity markets.
We want to reward our shareholders with a disciplined and balanced capital allocation framework. As we strengthen our relative financial position, we believe a balanced approach between shareholder returns and balance sheet improvement is appropriate. As of March 31, 2025, we returned $47.4 million of capital in 2025 to shareholders through dividends and share buybacks.
Our near-term focus is centered around the following: (1) operations excellence, (2) financial strength and flexibility and (3) strategic initiatives which includes unlocking the "sum of the parts" value of our existing business while identifying growth opportunities to enhance the Company's scale and diversify revenue streams. See further discussion in the "Strategic Objectives" section below.
See further discussion on macroeconomic factors and market trends, including the impact on 2025, in the ‘Market Trends’ section below.

32 |

Management's Discussion and Analysis

Other 2025 Developments
Acquisition of Gravity
On January 2, 2025, Delek Logistics acquired 100% of the limited liability company interests in Gravity Water Intermediate Holdings LLC from Gravity Water Holdings LLC (the "Gravity Purchase Agreement") related to water disposal and recycling operations in the Permian Basin and the Bakken for total consideration of $300.8 million, subject to customary adjustments for net working capital. The purchase price was comprised of $209.3 million in cash and 2,175,209 of Delek Logistics’ common units.
Inventory Intermediation Agreement Amendment
On February 21, 2025, DK Trading & Supply, LLC ("DKTS") amended the inventory intermediation agreement ("Inventory Intermediation Agreement") with Citigroup Energy Inc. ("Citi") to among other things, (i) extend the term of the Inventory Intermediation Agreement from January 31, 2026 to January 31, 2027 and (ii) include a mechanism for DKTS to nominate each month whether to include volumes related to the Krotz Springs refinery for funding under the Inventory Intermediation Agreement.
Delek Logistics
On May 1, 2025, we transferred the Delek Permian Gathering purchasing and blending business to Delek Logistics (the "DPG Dropdown”). In connection with the DPG Dropdown, Delek Logistics will assume all of the rights and obligations to purchase crude oil under certain contracts associated with Delek Logistics’ existing Midland Gathering System. Total consideration included the execution of the Termination Agreement (as defined below), the execution of the Throughput Agreement (as defined below), the execution of the El Dorado Purchase Agreement” (as defined below) and cancellation of $58.8 million in payables owed to Delek Logistics.
On May 1, 2025, in connection with the DPG Dropdown, we amended and restated a throughput agreement with Delek Logistics for the El Dorado rail facility (the “Throughput Agreement”), which includes a minimum volume commitment for refined products until the termination of the Throughput Agreement, which will occur at the closing of the El Dorado Purchase (as defined below). Additionally, on May 1, 2025, in connection with the DPG Dropdown, we entered into an asset purchase agreement with Delek Logistics (the “El Dorado Purchase Agreement”), where we will purchase the related El Dorado rail facility assets from Delek Logistics for cash consideration of $25.0 million (the “El Dorado Purchase”). The El Dorado Purchase is currently set to close January 1, 2026, subject to certain closing conditions as set forth in the El Dorado Purchase Agreement.
These transactions with Delek Logistics will be eliminated in consolidation.
Information About Our Segments
Prior to July 2024, we aggregated our operating segments into three reportable segments: refining, logistics, and retail. However, in July 2024, we entered into a definitive equity purchase agreement (the "Retail Purchase Agreement") with FEMSA. Under the terms of the Retail Purchase Agreement, Delek agreed to sell, and FEMSA has agreed to purchase, 100% of the equity interests in four of Delek’s wholly-owned subsidiaries that owned and operated 249 retail fuel and convenience stores; the Retail Stores (the "Retail Transaction"). On September 30, 2024, the Retail Transaction closed. As a result of the Retail Purchase Agreement, we met the requirements of Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20") and ASC 360, Property, Plant and Equipment ("ASC 360") to report the results of the Retail Stores as discontinued operations and to classify the Retail Stores as a group of discontinued operations assets.
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

33 |

Management's Discussion and Analysis

Refining Overview
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 bpd as of March 31, 2025. A high-level summary of the refinery activities is presented below:

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

Logistics Overview
Our logistics segment gathers, transports and stores crude oil and natural gas; markets, distributes, transports and stores refined products; and disposes and recycles water in select regions of the southeastern United States, West Texas, New Mexico and North Dakota for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics (NYSE: DKL), where we owned a 63.4% interest at March 31, 2025. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's gathering and processing business owns or leases capacity on approximately 398 miles of crude oil transportation pipelines, approximately 406 miles of refined product pipelines, and an approximately 1,400-mile crude oil gathering system of which 489 miles is decommissioned. In addition, this segment also includes water disposal and recycling operations, located in the Delaware Basin of New Mexico, the Midland Basin of Texas and the Bakken. The storage and transportation business owns or leases associated crude oil storage tanks. The logistics segment has an aggregate of approximately 11.2 million barrels of active shell capacity. It also owns and operates nine light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 161 tractors and 306 trailers used to haul primarily crude oil and other products for related and third parties.

Corporate and Other Overview
Our corporate activities, results of certain immaterial operating segments, and intercompany eliminations are reported in 'corporate, other and eliminations' in our segment disclosures. Additionally, our corporate activities include certain of our commodity and other hedging activities.

34 |

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

Strategic Initiatives
For 2025, we will continue to focus on furthering our "sum of the parts" efforts focusing on the following:
•Execute on our strategic initiatives, which may include opportunities to monetize our investment in Delek Logistics. The goal being, to help unlock value embedded in the Delek valuation, along with deconsolidating Delek Logistics by bringing Delek's ownership in Delek Logistics below 50%.
•Identify and evaluate investment opportunities that fit our sustainability view and integrate into our current asset footprint, including strategic investments or joint ventures in renewables or carbon capture and incubator investments in new technologies.

35 |

Management's Discussion and Analysis

2025 Strategic Developments
The following table highlights our 2025 Strategic Developments:

2025 Key Initiatives
2025 Strategic Developments	Operational Excellence	Financial Strength & Flexibility	Strategic Initiatives
Executing Strategic Midstream Acquisition:
On January 2, 2025, Delek Logistics acquired 100% of Gravity from Gravity Water Holdings LLC related to water disposal and recycling operations in the Permian Basin and the Bakken for total consideration of $300.8 million, subject to customary adjustments for net working capital. The purchase price was comprised of $209.3 million in cash and 2,175,209 of Delek Logistics’ common units. This transaction further enhances Delek Logistics' position as full service (crude, natural gas and water) provider in the Permian basin. The acquisition is synergistic to Delek Logistics' recent acquisition of H2O Midstream and supplements Delek Logistics' integrated crude and produced water gathering and disposal offering in the Midland Basin.
✓
Adding Flexibility to the Inventory Intermediation Agreement:
On February 21, 2025, DKTS amended the Inventory Intermediation Agreement to, among other things, (i) extend the term of the Inventory Intermediation Agreement from January 31, 2026 to January 31, 2027 and (ii) include a mechanism for DKTS to nominate each month whether to include volumes related to the Krotz Springs refinery for funding under the Inventory Intermediation Agreement. This amendment reduces interest expense and other associated fees while increasing our flexibility on liquidity and inventory financing options.
✓
Increasing Shareholder Value by Executing Buybacks:
During the three months ended March 31, 2025, 2,009,420 shares of our common stock were repurchased and cancelled at the time of the transaction for a total of $31.5 million. As of March 31, 2025, there was $512.1 million of authorization remaining under Delek's aggregate stock repurchase program.
✓
Monetizing Our Investment in Delek Logistics:
On February 24, 2025, we entered into a Common Unit Purchase Agreement with Delek Logistics (the “Common Unit Purchase Agreement”) whereby Delek Logistics may repurchase common units from time to time from us in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026. During the three months ended March 31, 2025, 243,075 common units were repurchased from us and cancelled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the three months ended March 31, 2024. As of March 31, 2025, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
		✓	✓
Expanding Delek Logistics' Natural Gas Processing Capability:
In April 2025, Delek Logistics' began commissioning its new natural gas processing plant adjacent to its plant in the Permian Basin. The new plant has capacity of approximately 110 MMcf/d and aims to meet the rising demand for natural gas in the region. This expansion project will also increase Delek Logistics' third party revenue. Expected annual earnings before interest, taxes, depreciation and amortization ("EBITDA") is estimated to be approximately $40.0 million attributable to Delek Logistics.
✓
Executing Strategic Transactions with Delek Logistics:
On May 1, 2025, we entered into additional agreements with Delek Logistics, which among other things, transfers the Delek Permian Gathering purchasing and blending business to Delek Logistics including all of our rights and obligations to purchase crude oil under certain contracts associated with Delek Logistics’ existing Midland Gathering System and brings back the El Dorado rail facility assets to the Refining Segment on January 1, 2026, subject to certain closing conditions as set forth in the El Dorado Purchase Agreement. These transactions put additional midstream commercial activities in Delek Logistics and bring refining related activities and assets back to the Refining Segment. Additionally, these transactions increase consolidated financial availability by approximately $250 million.

		✓	✓

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
We have positioned the Company to continue to run safely, reliably and environmentally responsibly while leveraging our Delek Logistics business. Many uncertainties remain in 2025 with respect to the global supply and demand of the crude oil and refined products markets and it is difficult to predict the ultimate economic impacts this may have on our operations. We expect refining capacity rationalization to lower refined products inventory and crude oil demand to continue to rise. These factors will help absorb the recent additions in global supply and balance the

36 |

Management's Discussion and Analysis
market over the next 6 to 12 months. However, U.S. policy changes and escalating conflicts in the Middle East could potentially result in supply disruptions or further volatility in crude oil prices.
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
The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods in 2024 and for the first quarterly period in 2025.

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
The chart below illustrates the key differentials impacting our refining operations, including WTI Cushing to Brent, WTI Midland to WTI Cushing, and Louisiana Light Sweet crude oil ("LLS") to WTI Cushing for each of the quarterly periods in 2024 and for the first quarterly period in 2025.

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

38 |

Management's Discussion and Analysis
The charts below illustrate the quarterly average prices of Gulf Coast Gasoline ("CBOB"), U.S. High Sulfur Diesel ("HSD") and U.S. Ultra Low Sulfur Diesel ("ULSD") for each of the quarterly periods in 2024 and for the first quarterly period in 2025.

Crack Spreads
Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks/crude oil and the resultant refined products. Generally, a crack spread represents the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel.
The table below reflects the quarterly average Gulf Coast 5-3-2 ULSD, 3-2-1 ULSD and 2-1-1 HSD/LLS crack spreads for each of the quarterly periods in 2024 and for the first quarterly period in 2025.

39 |

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
The chart below illustrates the volatility in RINs for each of the quarterly periods in 2024 and for the first quarterly period in 2025.

Energy Costs
Energy costs are a significant element of our refining segment's earnings before interest, taxes, depreciation and amortization ("EBITDA") ("Refining EBITDA") and can significantly impact our ability to capture crack spreads, with natural gas representing the largest component. Natural gas prices are driven by supply-side factors such as amount of natural gas production, level of natural gas in storage and import and export activity, while demand-side factors include variability of weather, economic growth and the availability and price of other fuels. Refiners and other large-volume fuel consumers may be more or less susceptible to volatility in natural gas prices depending on their consumption levels as well as their capabilities to switch to more economical sources of fuel/energy. Additionally, geographic location of facilities make consumers vulnerable to price differentials of natural gas available at different supply hubs. Within Delek’s geographic footprint, we source the majority of our natural gas from the Gulf Coast, and secondarily from the Permian, coinciding with the physical locations of our refineries. We manage our risk around natural gas prices by entering into variable and fixed-price supply contracts in both the Gulf and Permian Basin or by entering into derivative hedges based on forecasted consumption and forward curve prices, as appropriate, in accordance with our risk policy.
The chart below illustrates the quarterly average prices of Waha (Permian Basin) and Henry Hub (Gulf Coast) per million British Thermal Units ("MMBtu") for each of the quarterly periods in 2024 and for the first quarterly period in 2025.

40 |

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

41 |

Management's Discussion and Analysis
Non-GAAP Reconciliations
The following table provides a reconciliation of segment EBITDA to the most directly comparable U.S. GAAP measure, net (loss) income attributable to Delek:
Reconciliation of segment EBITDA to net (loss) income attributable to Delek (in millions)

	Three Months Ended March 31,
	2025	2024
Refining segment EBITDA	$(16.2)	$105.1
Logistics segment EBITDA	85.5	99.7
Corporate, Other and Eliminations EBITDA	(93.1)	(68.8)
EBITDA attributable to Delek	$(23.8)	$136.0
Interest expense, net	84.1	87.7
Income tax benefit	(36.8)	(7.6)
Depreciation and amortization	101.3	91.7
Loss (income) from discontinued operations, net of tax	0.3	(3.2)
Net loss attributable to Delek	$(172.7)	$(32.6)

The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin (in millions)

Refining Segment
	Three Months Ended March 31,
	2025	2024
Total revenues	$2,608.3	$3,108.3
Cost of sales	2,700.9	3,067.1
Gross margin	$(92.6)	$41.2
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	158.1	165.8
Depreciation and amortization	71.9	61.4
Refining margin	$137.4	$268.4

42 |

Management's Discussion and Analysis
Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions):

Summary Statement of Operations Data (1)	Three Months Ended March 31,
	2025	2024
Net revenues	$2,641.9	$3,128.0
Cost of sales:
Cost of materials and other	2,399.5	2,732.9
Operating expenses (excluding depreciation and amortization presented below)	211.1	213.8
Depreciation and amortization	95.0	86.4
Total cost of sales	2,705.6	3,033.1
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	1.3	1.1
General and administrative expenses	61.5	61.0
Depreciation and amortization	6.3	5.3
Other operating income, net	(7.0)	(1.7)
Total operating costs and expenses	2,767.7	3,098.8
Operating (loss) income	(125.8)	29.2
Interest expense, net	84.1	87.7
Income from equity method investments	(13.3)	(21.9)
Other income, net	(1.6)	(0.6)
Total non-operating expenses, net	69.2	65.2
Loss from continuing operations before income tax benefit	(195.0)	(36.0)
Income tax benefit	(36.8)	(7.6)
Loss from continuing operations, net of tax	(158.2)	(28.4)
Discontinued operations:
(Loss) income from discontinued operations	(0.4)	3.6
Income tax (benefit) expense	(0.1)	0.4
(Loss) income from discontinued operations, net of tax	(0.3)	3.2
Net loss	(158.5)	(25.2)
Net income attributed to non-controlling interests	14.2	7.4
Net loss attributable to Delek	$(172.7)	$(32.6)
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

43 |

Management's Discussion and Analysis
Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2025 versus the Three Months Ended March 31, 2024
Net Loss
Consolidated net loss for the three months ended March 31, 2025 was $158.5 million compared to a net loss of $25.2 million for the three months ended March 31, 2024. Consolidated net loss attributable to Delek for the three months ended March 31, 2025 was $172.7 million, or $(2.78) per basic share, compared to a loss of $32.6 million, or $(0.51) per basic share, for the three months ended March 31, 2024. Explanations for significant drivers impacting net loss as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
We generated net revenues of $2,641.9 million and $3,128.0 million during the three months ended March 31, 2025 and 2024, respectively, a decrease of $486.1 million, or 15.5%. The decrease in net revenues was primarily due to the following:
•in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 10.8% and ULSD of 12.6% and decreased sales volumes (including purchased products), partially offset by an increase in the average price of U.S. Gulf Coast HSD of 8.7%; and
•in our logistics segment, decreased revenue of $2.7 million in our West Texas marketing operations primarily driven by a decrease in average sales prices per gallon, partially offset by an increase in gallons sold and incremental revenue associated with the H2O Midstream Acquisition and Gravity Acquisition of $16.5 million and $22.9 million, respectively.

Total Operating Costs and Expenses
Cost of Materials and Other
Cost of materials and other was $2,399.5 million for the three months ended March 31, 2025, compared to $2,732.9 million for three months ended March 31, 2024, a decrease of $333.4 million, or 12.2%. The net decrease in cost of materials and other primarily related to the following:
•a decrease in the cost of crude oil feedstocks at the refineries, including a 7.2% decrease in the average cost of WTI Cushing crude oil and a 7.7% decrease in the average cost of WTI Midland crude oil and decreased sales volume (including purchased products).
These decreases were partially offset by the following:
•incremental costs associated with the H2O Midstream Acquisition and Gravity Acquisition.
Operating Expenses
Operating expenses (included in both cost of sales and other operating expenses) were $212.4 million for the three months ended March 31, 2025 compared to $214.9 million in three months ended March 31, 2024, a decrease of $2.5 million, or 1.2%. The decrease in operating expenses was primarily driven by the following:
•a decrease in employee costs.
This decrease was partially offset by the following:
•incremental expenses associated with the H2O Midstream Acquisition and Gravity Acquisition; and
•an increase in maintenance costs.
General and Administrative Expenses
General and administrative expenses were $61.5 million for the three months ended March 31, 2025 compared to $61.0 million in three months ended March 31, 2024, an increase of $0.5 million, or 0.8%.
Depreciation and Amortization
Depreciation and amortization (included in both cost of sales and other operating expenses) was $101.3 million for the three months ended March 31, 2025 compared to $91.7 million in 2024, an increase of $9.6 million, or 10.5%. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed and depreciation and amortization attributable to the H2O Midstream Acquisition and Gravity Acquisition.

44 |

Management's Discussion and Analysis
Other Operating Income, Net
Other operating income, net was $7.0 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $5.3 million. The increase was primarily driven by the following:
•a gain recorded in the three months ended March 31, 2025 related to Delek Logistics' sale of storage tanks in Texas due to an eminent domain settlement.

Non-Operating Expenses, Net
Interest Expense, Net
Interest expense, net was $84.1 million in the three months ended March 31, 2025, compared to $87.7 million for three months ended March 31, 2024, a decrease of $3.6 million, or 4.1% primarily due to the following:
•a decrease in the average effective interest rate of 170 basis points during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding).
This decrease was partially offset by the following:
•an increase in net average borrowings outstanding (including the obligations under the inventory intermediation agreement which has an associated interest charge) of approximately $322.9 million during the three months ended March 31, 2025 (calculated as a simple average of beginning borrowings/obligation and ending borrowings/obligation for the period) compared to the three months ended March 31, 2024; and
•hedge losses associated with our interest rate swap.
Results from Equity Method Investments
We recognized income from equity method investments of $13.3 million for the three months ended March 31, 2025, compared to $21.9 million for the three months ended March 31, 2024, a decrease of $8.6 million. This decrease was primarily driven by the following:
•a decrease in income from our investment in W2W Holdings LLC to $5.4 million during the three months ended March 31, 2025 from $9.4 million in the three months ended March 31, 2024; and
•a decrease in income from our investment in Red River Pipeline Company LLC to $2.3 million during the three months ended March 31, 2025 from $5.2 million in the three months ended March 31, 2024.

Income Taxes
For the three months ended March 31, 2025, we recorded an income tax benefit of $36.8 million from continuing operations compared to an income tax benefit of $7.6 million from continuing operations for the three months ended March 31, 2024, primarily driven by the following:
•an increase in pre-tax net loss of $159.0 million, and
•our effective tax rates were 18.9% and 21.1% for the three months ended March 31, 2025 and 2024, respectively, due to the impact of fixed dollar favorable permanent differences and changes in valuation allowance on certain attributes when calculating an estimated annual effective tax rate.

Refer to Note 14 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.

45 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth selected information concerning our refining segment operations ($ in millions, except per barrel amounts):

Selected Refining Financial Information
	Three Months Ended March 31,
	2025	2024
Revenues	$2,608.3	$3,108.3
Cost of materials and other	2,470.9	2,839.9
Refining Margin	$137.4	$268.4

Operating expenses (excluding depreciation and amortization)	$158.1	$165.8

Refining segment EBITDA	$(16.2)	$105.1

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

46 |

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

Refinery Statistics
	Three Months Ended March 31,
	2025	2024
Total Refining Segment
Days in period	90	91
Total sales volume - refined product (average bpd) (1)	294,892	306,567
Total production (average bpd)	285,570	292,725
Crude oil	272,183	274,554
Other feedstocks	17,020	22,098
Total throughput (average bpd):	289,203	296,652

Crude Slate: (% based on amount received in period)
WTI crude oil	66.2%	71.4%
Gulf Coast Sweet Crude	8.7%	6.2%
Local Arkansas crude oil	3.8%	3.4%
Other	21.3%	19.0%

Crude utilization (% based on nameplate capacity)	90.1%	90.9%

47 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended March 31,
	2025	2024
Tyler, TX Refinery
Days in period	90	91
Products manufactured (average bpd):
Gasoline	34,214	37,368
Diesel/Jet	30,415	30,105
Petrochemicals, LPG, natural gas liquids ("NGLs")	1,861	1,983
Other	1,405	1,217
Total production	67,895	70,673
Throughput (average bpd):
Crude Oil	68,460	67,792
Other feedstocks	770	4,473
Total throughput	69,230	72,265
Per barrel of throughput:
Operating expenses	$5.69	$5.28
Crude Slate: (% based on amount received in period)
WTI crude oil	73.7%	82.6%
East Texas crude oil	25.2%	17.4%
Other	1.1%	—%

El Dorado, AR Refinery
Days in period	90	91
Products manufactured (average bpd):
Gasoline	37,350	41,542
Diesel/Jet	27,941	30,035
Petrochemicals, LPG, NGLs	941	1,583
Asphalt	6,843	8,305
Other	1,569	795
Total production	74,644	82,260
Throughput (average bpd):
Crude Oil	71,921	80,183
Other feedstocks	3,840	3,404
Total throughput	75,761	83,587
Per barrel of throughput:
Operating expenses	$5.16	$4.72
Crude Slate: (% based on amount received in period)
WTI crude oil	68.5%	66.4%
Local Arkansas crude oil	14.4%	11.6%
Other	17.1%	22.0%

48 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended March 31,
	2025	2024
Big Spring, TX Refinery
Days in period	90	91
Products manufactured (average bpd):
Gasoline	29,399	29,975
Diesel/Jet	19,023	22,446
Petrochemicals, LPG, NGLs	3,142	5,436
Asphalt	2,543	2,088
Other	3,878	3,662
Total production	57,985	63,607
Throughput (average bpd):
Crude oil	53,321	59,448
Other feedstocks	6,094	5,405
Total throughput	59,415	64,853
Per barrel of refined throughput:
Operating expenses	$8.36	$8.08
Crude Slate: (% based on amount received in period)
WTI crude oil	62.7%	72.7%
WTS crude oil	37.3%	27.3%

Krotz Springs, LA Refinery
Days in period	90	91
Products manufactured (average bpd):
Gasoline	43,163	38,777
Diesel/Jet	32,321	28,244
Heavy Oils	3,231	2,731
Petrochemicals, LPG, NGLs	6,331	5,731
Other	—	702
Total production	85,046	76,185
Throughput (average bpd):
Crude Oil	78,481	67,131
Other feedstocks	6,316	8,816
Total throughput	84,797	75,947
Per barrel of throughput:
Operating expenses	$5.36	$5.94
Crude Slate: (% based on amount received in period)
WTI Crude	59.9%	64.5%
Gulf Coast Sweet Crude	30.3%	25.1%
Other	9.8%	10.4%
(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.

49 |

Management's Discussion and Analysis
Included in the refinery statistics above are the following sales to other segments:

Refinery Sales to Other Segments
	Three Months Ended March 31,
(in barrels per day)	2025	2024

Big Spring refined product sales to other Delek segments	10,866	20,326

Pricing Statistics (average for the period presented)
	Three Months Ended March 31,
	2025	2024

WTI — Cushing crude oil (per barrel)	$71.47	$77.01
WTI — Midland crude oil (per barrel)	$72.52	$78.55
WTS — Midland crude oil (per barrel)	$71.95	$77.48
LLS (per barrel)	$74.35	$79.69
Brent (per barrel)	$74.98	$81.76

U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$16.97	$23.09
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$16.11	$21.98
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$12.20	$19.40

U.S. Gulf Coast unleaded gasoline (per gallon)	$1.98	$2.22
Gulf Coast ultra-low sulfur diesel (per gallon)	$2.29	$2.62
U.S. Gulf Coast high sulfur diesel (per gallon)	$2.12	$1.95
Natural gas (per MMBTU)	$3.87	$2.10

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

50 |

Management's Discussion and Analysis
Refining Segment Operational Comparison of the Three Months Ended March 31, 2025 versus the Three Months Ended March 31, 2024
Revenues
Revenues for the refining segment decreased $500.0 million, or 16.1%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily driven by the following:
•a decrease in the average price of U.S. Gulf Coast gasoline of 10.8% and ULSD of 12.6%; and
•a decrease in sales volumes (including purchased products).
These decreases were partially offset by the following:
•an increase in the average price of U.S. Gulf Coast HSD of 8.7%.
Revenues included sales to our logistics segment of $90.0 million and $92.9 million for the three months ended March 31, 2025 and 2024, respectively. We eliminate this intercompany revenue in consolidation.
Cost of Materials and Other
Cost of materials and other decreased $369.0 million, or 13.0%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was primarily driven by the following:
•decreases in the cost of WTI Cushing crude oil, from an average of $77.01 per barrel to an average of $71.47, or 7.2%; and decreases in the cost of WTI Midland crude oil, from an average of $78.55 per barrel to an average of $72.52, or 7.7%;
•a decrease in sales volumes (including purchased products); and
•a decrease in lease expense as a result of reclassification of certain fees with Delek Logistics from lease expense to interest expense under finance lease accounting. These finance leases have no impact to the Delek US consolidated results as these amounts eliminate in consolidation.
These decreases were partially offset by the following:
•an increase in RINs pricing.
Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $125.9 million and $139.2 million during the three months ended March 31, 2025 and 2024, respectively. We eliminate these intercompany fees in consolidation.
Operating Expenses
Operating expenses decreased $7.7 million, or 4.6%, in the three months ended March 31, 2025, compared to three months ended March 31, 2024. The decrease in operating expenses was primarily driven by the following:
•lower employee costs.

Refining Margin
Refining margin decreased by $131.0 million, or 48.8%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, with a refining margin percentage of 5.3% as compared to 8.6% for the three months ended March 31, 2025 and 2024, respectively, primarily driven by the following:
•a 26.5% decrease in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 26.7% decrease in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery) and a 37.1% decrease in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery);
•a decrease in sales volumes (including purchased products); and
•higher RINs pricing.
These decreases were partially offset by the following:
•a decrease in lease expense as a result of reclassification of certain fees with Delek Logistics from lease expense to interest expense under finance lease accounting. These finance leases have no impact to the Delek US consolidated results as these amounts eliminate in consolidation.

51 |

Management's Discussion and Analysis

EBITDA
EBITDA decreased by $121.3 million, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a decrease in refining margin driven by decreased crack spreads.

52 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Selected Logistics Financial and Operating Information
	Three Months Ended March 31,
	2025	2024
Revenues	$249.9	$252.1
Cost of materials and other	$129.1	$123.7
Operating expenses (excluding depreciation and amortization)	$40.9	$31.9
EBITDA	$85.5	$99.7

Operating Information:
Gathering & Processing: (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	61,888	73,011
Refined products pipelines	56,010	63,234
SALA Gathering System	10,321	12,987
East Texas Crude Logistics System	26,918	19,702
Midland Gathering Assets	246,090	213,458
Plains Connection System	179,240	256,844
Delaware Gathering Assets:
Natural gas gathering and processing (Mcfd) (1)	59,809	76,322
Crude oil gathering (average bpd)	122,226	123,509
Water disposal and recycling (average bpd)	128,499	129,264
Midland Water Gathering System:
Water disposal and recycling (average bpd)	632,972	—

Wholesale Marketing & Terminalling:
East Texas - Tyler refinery sales volumes (average bpd) (2)	67,876	66,475
Big Spring wholesale marketing throughputs (average bpd)	—	76,615
West Texas wholesale marketing throughputs (average bpd)	10,826	9,976
West Texas wholesale marketing margin per barrel	$1.64	$2.15
Terminalling throughputs (average bpd) (3)	135,404	136,614
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

53 |

Management's Discussion and Analysis
Logistics Segment Operational Comparison of the Three Months Ended March 31, 2025 versus the Three Months Ended March 31, 2024
Revenues
Net revenues decreased by $2.2 million, or 0.9%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily driven by the following:
•decrease due to recording certain throughput fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period;
•decrease of $6.0 million due to the assignment of the Big Spring Refinery marketing agreement to refining segment in the third quarter of 2024;
•decreased revenue of $2.7 million in our West Texas marketing operations primarily driven by a decrease in average sales prices per gallon, partially offset by an increase in gallons sold:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.20 and $0.32 per gallon, respectively; and
◦the average volumes of gasoline and diesel sold increased by 1.1 million and 1.7 million gallons, respectively.
These decreases were partially offset by the following:
•incremental revenue associated with the H2O Midstream Acquisition and Gravity Acquisition of $16.5 million and $22.9 million, respectively.
Revenues included sales to our refining segment of $125.9 million and $139.2 million for the three months ended March 31, 2025 and 2024, respectively, and sales to our other segment of $0.4 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Cost of materials and other for the logistics segment increased by $5.4 million, or 4.4%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily driven by the following:
•incremental costs associated with the H2O Midstream Acquisition and Gravity Acquisition.
This increase was partially offset by the following:
•decreased costs of materials and other of $2.3 million in our West Texas marketing operations primarily driven by decreased costs per gallon, partially offset by an increase in gallons sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.16 per gallon and $0.31 per gallon, respectively.
◦the average volumes of gasoline and diesel sold increased by 1.1 million and 1.7 million gallons, respectively.
Our logistics segment purchased product from our refining segment of $90.0 million and $92.9 million for the three months ended March 31, 2025 and 2024, respectively. We eliminate these intercompany costs in consolidation.

54 |

Management's Discussion and Analysis
Operating Expenses
Operating expenses increased by $9.0 million, or 28.2%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by the following:
•incremental costs associated with H2O Midstream Acquisition and Gravity Acquisition.
This increase was partially offset by the following:
•a decrease in outside services.

EBITDA
EBITDA decreased by $14.2 million, or 14.2%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by the following:
•recording certain throughput and storage fees in interest income due to sales-type lease accounting that were previously recorded as revenue in prior year period; and
•decreased wholesale margins.
These decreases were partially offset by the following:
•incremental EBITDA associated with H2O Midstream Acquisition and Gravity Acquisition.

55 |

Management's Discussion and Analysis
Liquidity and Capital Resources
Sources of Capital
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At March 31, 2025 our total liquidity amounted to $1,810.7 million comprised primarily of $1,186.9 million in unused credit commitments under our revolving credit facilities (as discussed in Note 10 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) and $623.8 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends, repurchase common stock and fund operational capital expenditures. On April 29, 2025, our Board of Directors approved a quarterly cash dividend of $0.255 per share of our common stock. During the three months ended March 31, 2025, 2,009,420 shares of our common stock were repurchased and cancelled at the time of the transaction for a total of $31.5 million. As of March 31, 2025, there was $512.1 million of authorization remaining under Delek's aggregate stock repurchase program.
Other funding sources including borrowings under existing credit agreements, and issuance of equity and debt securities have been utilized to meet our funding requirements and support our growth capital projects and acquisitions. In addition, we have historically been able to source funding at terms that reflect market conditions, our financial position and our credit ratings and expect future funding sources to be at terms that are sustainable and profitable for the Company. However, there can be no assurances regarding the availability of future debt or equity financings or whether such financings can be made available on terms that are acceptable to us; any execution of such financing activities will be dependent on the contemporaneous availability of functioning debt or equity markets. Additionally, new debt financing activities will be subject to the satisfaction of any debt incurrence limitation covenants in our existing financing agreements. Our debt limitation covenants in our existing financing documents are usual and customary for credit agreements of our type and reflective of market conditions at the time of their execution. Additionally, our ability to satisfy working capital requirements, to service our debt obligations, to fund planned capital expenditures, to pay dividends and repurchase common stock will depend upon future operating performance, which will be affected by prevailing economic conditions in the oil industry and other financial and business factors, including oil prices, some of which are beyond our control.
As of March 31, 2025, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Term Loan Credit Facility (see further discussion in Note 10 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q). Additionally, we were in compliance with covenants during the quarter ended March 31, 2025. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may pay dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to): available borrowings under our existing Delek Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Revolving Facility; the allowance to incur an additional $400.0 million of secured debt under the Delek Term Loan Credit Facility (see further discussion of these facilities in Note 10 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks or joint ventures, as otherwise contemplated and allowed under our incurrence covenants.

56 |

Management's Discussion and Analysis
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Three Months Ended March 31,
	2025	2024
Cash Flow Data:
Operating activities - continuing operations	$(62.1)	$160.9
Operating activities - discontinued operations	(0.3)	5.8
Total Operating activities	(62.4)	166.7
Investing activities - continuing operations	(314.6)	(32.6)
Investing activities - discontinued operations	—	(9.0)
Total Investing activities	(314.6)	(41.6)
Financing activities - continuing operations	265.2	(193.9)
Financing activities - continuing operations	—	—
Total Financing activities	265.2	(193.9)
Net decrease	$(111.8)	$(68.8)

Cash Flows from Operating Activities
Continuing Operations
Net cash used by operating activities from continuing operations was $62.1 million for the three months ended March 31, 2025, compared to net cash provided by of $160.9 million for the comparable period of 2024. Decreases were a result of cash receipts from customers and cash payments to suppliers and for salaries resulting in a net $198.1 million decrease in cash provided by operating activities and an increase in cash paid for debt interest of $19.1 million.
Cash Flows from Investing Activities
Continuing Operations
Net cash used in investing activities from continuing operations was $314.6 million for the three months ended March 31, 2025, compared to $32.6 million in the comparable period of 2024. The increase in cash flows used in investing activities was primarily due to $300.8 million acquisition of Gravity of which $209.3 million was paid in cash and a $97.4 million increase in purchases of property, plant and equipment.
Cash Flows from Financing Activities
Continuing Operations
Net cash provided by financing activities from continuing operations was $265.2 million for the three months ended March 31, 2025, compared to cash used of $193.9 million in the comparable 2024 period. The decrease in cash used was primarily due to net proceeds on long-term revolvers of $269.7 million for the three months ended March 31, 2025 compared to net payments of $215.3 million in the comparable 2024 period, and net proceeds on product and other financing arrangements of $67.6 million for the three months ended March 31, 2025 compared to net payments of $189.7 million in the comparable 2024 period.
These decreases in cash flows were partially offset by net payments of term debt of $2.4 million for the three months ended March 31, 2025 compared to net proceeds on term debt of $116.3 million in the comparable 2024 period, primarily related to the issuance of the Delek Logistics 2029 Notes and the related repayment of the Delek Logistics Term Loan Facility and Delek Logistics 2025 Notes, the receipt of net proceeds of $132.3 million from the Delek Logistics' public offerings of common units in the three months ended March 31, 2024, an increase of $31.5 million in share buybacks and a $11.8 million increase in distributions to non-controlling interests.
Cash Position and Indebtedness
As of March 31, 2025, our total cash and cash equivalents were $623.8 million and we had total long-term indebtedness of approximately $3,035.3 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $48.4 million. Additionally, we had letters of credit issued of approximately $383.0 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $1,186.9 million. The increase of $267.3 million in total long-term principal indebtedness as of March 31, 2025 compared to December 31, 2024 resulted primarily from an increase in net borrowings under the Delek Logistics Revolving Facility. As of March 31, 2025, our total long-term indebtedness (as defined in Note 10 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) consisted of the following:
•the Delek Revolving Credit Facility with no outstanding borrowings (maturity of October 26, 2027);
•aggregate principal of $928.6 million under the Delek Term Loan Credit Facility (maturity of November 19, 2029 and effective interest of 8.62%);

57 |

Management's Discussion and Analysis
•aggregate principal of $705.1 million under the Delek Logistics Revolving Facility (maturity of October 13, 2027 and average borrowing rate of 7.19%);
•aggregate principal of $400.0 million under the Delek Logistics 2028 Notes (due in 2028, with effective interest rate of 7.38%);
•aggregate principal of $1,050.0 million under the Delek Logistics 2029 Notes (due in 2029, with effective interest rate of 8.81%); and
•the United Community Bank Revolver with no outstanding borrowings (maturity of June 30, 2026).
Additionally, we utilize other financing arrangements to finance operating assets and/or, from time to time, to monetize other assets that may not be needed in the near term, when internal cost of capital and other criteria are met. Such arrangements include our inventory intermediation arrangement, which finances a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs or other non-inventory product financing liabilities and funded letters of credit. Our inventory intermediation obligation with Citi was $433.6 million at March 31, 2025. See Note 9 of the accompanying condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for additional information about our inventory intermediation agreement. Our product financing liabilities consisted primarily of RIN financings as of March 31, 2025, and totaled $237.2 million, all of which is due in the next 12 months. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of our December 31, 2024 Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Cash Requirements" section below.
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
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the three months ended March 31, 2025, by operating segment and major category (in millions):

	2025 Forecast	Three Months Ended March 31, 2025 Actual
Refining
Regulatory	$28	$0.9
Sustaining maintenance, including turnaround activities	113	54.3
Growth projects	—	1.0
Refining segment total	141	56.2
Logistics
Regulatory	7	0.2
Sustaining maintenance	12	0.4
Growth projects	216	71.3
Logistics segment total	235	71.9
Corporate and Other
Regulatory	2	1.8
Sustaining maintenance	14	2.3
Growth projects	13	0.4
Other total	29	4.5
Total capital spending	$405	$132.6

The amount of our capital expenditure forecast is subject to change due to unanticipated increases in the cost, scope and completion time for our capital projects and subject to the changes and uncertainties discussed under the 'Forward-Looking Statements' section of Item 2. Management's Discussion and Analysis, of this Quarterly Report on Form 10-Q. For further information, please refer to our discussion in Item 1A. Risk Factors, of our December 31, 2024 Annual Report on Form 10-K.

58 |

Management's Discussion and Analysis
Cash Requirements
Long-Term Cash Requirements Under Contractual Obligations
Information regarding our known cash requirements under contractual obligations of the types described below as of March 31, 2025, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long-term debt and notes payable obligations	$9.5	$724.1	$2,350.1	$—	$3,083.7
Interest (1)	239.8	453.1	334.1	—	1,027.0
Operating lease commitments (2)	44.6	48.4	6.5	7.4	106.9
Purchase commitments (3)	3,070.8	—	—	—	3,070.8
Product financing agreements (4)	237.2	—	—	—	237.2
Transportation agreements (5)	177.0	285.2	205.6	179.5	847.3
Inventory intermediation obligation (6)	35.3	463.2	—	—	498.5
Retail Stores obligations (7)	8.6	17.2	17.5	8.5	51.8
Total	$3,822.8	$1,991.2	$2,913.8	$195.4	$8,923.2
(1) Expected interest payments on debt outstanding at March 31, 2025. Floating interest rate debt is calculated using March 31, 2025 rates. For additional information, see Note 10 to the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancelable terms in excess of one year as of March 31, 2025.
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
(4) Balances consist of obligations under RINs product financing arrangements, as described in Note 13 to the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q and further discussed in the ''Environmental Credits and Related Regulatory Obligations" accounting policy included in Note 2 to our consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of our December 31, 2024 Annual Report on Form 10-K.
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

Other Cash Requirements
Our material short-term cash requirements under contractual obligations are presented above, and we expect to fund the majority of those requirements with cash flows from operations. Our other cash requirements consisted of operating activities and capital expenditures. Operating activities include cash outflows related to payments to suppliers for crude and other inventories (which are largely reflected in our contractual purchase commitments in the table above) and payments for salaries and other employee related costs. Cash outlays in 2026 are planned to include incentive compensation payments that were earned and accrued in 2025. In line with our long-term sustainable strategy, future cash requirements will include initiatives to build on our long-term sustainable business model, Environmental, Social and Governance initiatives and sum of the parts initiatives.
Refer to the cash flow section for our operating activities spend during the three months ended March 31, 2025. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity.
Refer to the 'Capital Spending' section for our capital expenditures for the three months ended March 31, 2025 and our anticipated cash requirements for planned capital expenditures for the full year 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Changes in commodity prices (mainly crude oil and refined products) and interest rates are our primary sources of market risk. When we make the decision to manage our market exposure, our objective is generally to avoid losses from adverse price changes, realizing we will not obtain the gains of beneficial price changes.

59 |

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
The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are discussed separately below), as of March 31, 2025 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2025	2026
Contracts not designated as hedging instruments:
Crude oil price swaps - long (1)	$6.9	4,884,000	4,134,000	750,000
Crude oil price swaps - short (1)	(7.4)	5,031,000	3,781,000	1,250,000
Inventory, refined product and crack spread swaps - long (1)	9.8	5,447,600	5,447,600	—
Inventory, refined product and crack spread swaps - short (1)	(10.4)	5,975,850	5,975,850	—
RINs commitment contracts - long (2)	1.2	28,815,458	28,815,458	—
Total	$0.1
(1) Volume in barrels.
(2) Volume in RINs.
(3) Volume in MMBtu.

Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $1,633.7 million as of March 31, 2025.
We help manage this risk through interest rate swap agreements that we may periodically enter into in order to modify the interest rate characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. We expect that any interest rate derivatives held would reduce our exposure to short-term interest rate movements. As of March 31, 2025, we had one floating-to-fixed interest rate derivative agreement in place for a notional amount of $500.0 million, which matures in November 2027. The estimated fair value of our interest rate derivative liability was $0.2 million as of March 31, 2025.
The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt, after considering the interest rate swap, outstanding as of March 31, 2025 would be to change interest expense by approximately $11.3 million.
We also have interest rate exposure in connection with our Inventory Intermediation Agreement under which we pay a time value of money charge based on Secured Overnight Financing Rate.
Commodity Derivatives Trading Activities
From time to time, we enter into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, and futures contracts. These trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts are classified as held for trading and are recognized at fair value with changes in fair value recognized in the income statement. We had no outstanding trading commodity derivative contracts as of March 31, 2025.

60 |

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
We acquired H2O Midstream effective September 11, 2024 and Gravity effective January 2, 2025, and have included the operating results and assets and liabilities of H2O Midstream and Gravity in our condensed consolidated financial statements as of March 31, 2025. As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Company’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of H2O Midstream and Gravity. We are currently in the process of integrating the H2O Midstream and Gravity operations, control processes and information systems into our systems and control environment.
Other than the acquisition of Gravity, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

61 |

Other Information
Part II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 13 to our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information. Aside from the disclosure updated in Note 13, there have been no material developments to the proceedings previously reported in our Annual Report on Form 10-K filed on February 26, 2025.
ITEM 1A. RISK FACTORS
There were no material changes during the three months ended March 31, 2025 to the risk factors identified in the Company’s fiscal 2024 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended March 31, 2025 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act (inclusive of all purchases that have settled as of March 31, 2025).

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 - January 31	80,834	$18.56	80,834	$542.1
February 1 - February 28	62,498	16.00	62,498	$541.1
March 1 - March 31	1,866,088	15.54	1,866,088	$512.1
Total	2,009,420	$15.68	2,009,420	N/A
(1) See further discussion in Note 19 to our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).
Intercompany Transactions
On May 1, 2025, we and certain of our subsidiaries entered into a series of intercompany transactions with Delek Logistics and certain of its subsidiaries, as described below. The transactions, including the consideration therefor, were negotiated and approved by the Audit Committee of our Board of Directors, which is comprised solely of independent directors, and by the Conflicts Committee of the Board of Directors of Delek Logistics’ general partner, which is also comprised solely of independent directors. In approving the series of intercompany transactions, the Audit Committee and Conflicts Committee took into consideration the related party transaction policies of the Company and Delek Logistics, respectively, our Fifth Amended and Restated Bylaws and Delek Logistics’ Third Amended and Restated Limited Partnership Agreement, respectively, and retained independent legal advisors to assist in evaluating and negotiating the agreements implicated in the intercompany transactions. The Conflicts Committee also retained independent accounting and financial advisors to assist in evaluating the intercompany transactions.
Delek Permian Gathering Dropdown
On May 1, 2025, the Company conveyed, through its subsidiaries, the Delek Permian Gathering purchasing and blending business to Delek Logistics (the “Dropdown Transaction”), as reflected in that certain Contribution, Conveyance and Assumption Agreement, dated May 1, 2025 (the “Contribution Agreement”). In connection with the Dropdown Transaction, the Company will contribute and convey, and Delek Logistics will assume all of our rights and obligations to purchase crude oil under certain contracts associated with Delek Logistics’ existing Midland Gathering System and in consideration of such contribution and conveyance Delek Logistics’ has agreed to (1) enter into the Termination Agreement (defined below), (2) enter into the Throughput Agreement (defined below), (3) enter into the El Dorado Purchase Agreement (defined below), and (4) to issue in the form of a book entry a cancellation of $58,800,000 of existing receivables owed by the Company to

62 |

Other Information
Delek Logistics; provided, that if the Delek Logistics receivables are less than $58,800,000 as of May 1, 2025, then Delek Logistics shall issue a book entry credit toward the payment of future Delek Logistics receivables owed by the Company for such difference. The foregoing description of the Dropdown Transaction is not complete and is qualified in its entirety by reference to the full text of the Contribution Agreement, which is attached as Exhibit 2.1 to this Quarterly Report on Form 10-Q.
Termination of the East Texas Marketing Agreement
On May 1, 2025, the Company and Delek Logistics, through their subsidiaries, entered into that certain Termination Agreement to terminate, in its entirety, the East Texas Marketing Agreement, dated November 7, 2012, by and between DK Trading & Supply, LLC, a wholly owned subsidiary of the Company, and Delek Marketing & Supply, LP, a wholly owned subsidiary of Delek Logistics, as amended by that certain First Amendment to Marketing Agreement dated July 26, 2013, and that certain Second Amendment to Marketing Agreement dated December 19, 2016 (the “Termination Agreement”). The Termination Agreement shall be effective as of January 1, 2026.
El Dorado Rail Facility Throughput Agreement
On May 1, 2025, in connection with the Dropdown Transaction, the Company and Delek Logistics, through their subsidiaries, entered into that certain Second Amended and Restated Throughput Agreement for the El Dorado Rail Facility (the “Throughput Agreement”). The Throughput Agreement provides minimum volume commitment for Refined Products (as defined therein) until the termination of the Throughput Agreement, which will occur at the closing of the El Dorado Purchase (as defined below).
El Dorado Rail Facility Asset Purchase Agreement
On May 1, 2025, in connection with the Dropdown Transaction, the Company and Delek Logistics, through their subsidiaries, entered into that certain Asset Purchase Agreement (the “El Dorado Purchase Agreement”). Pursuant to the El Dorado Purchase Agreement, the Company, through its subsidiaries, will purchase the Transferred Assets (as defined therein) from Delek Logistics for cash consideration of $25,000,000 (the “El Dorado Purchase”). The El Dorado Purchase is expected to close January 1, 2026, subject to certain closing conditions as set forth in the El Dorado Purchase Agreement.
Fifth Amended and Restated Omnibus Agreement
On May 1, 2025, the Company and the Partnership entered into a Fifth Amended and Restated Omnibus Agreement with certain of their respective subsidiaries (the “Amended Omnibus Agreement”). The Amended Omnibus Agreement provides for an increase in the Administrative Fee (as defined therein) which shall be phased in over the two (2) years commencing on July 1, 2025 and a binding obligation for both parties to negotiate in good faith the provision of transition services by the Company in the event of a change in control of Delek Logistics. The foregoing description of the Amended Omnibus Agreement is not complete and is qualified in its entirety by reference to the full text of the Amended Omnibus Agreement, which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

63 |

Exhibits
ITEM 6. EXHIBITS

Exhibit No.		Description

2.1	#
Contribution, Conveyance and Assumption Agreement, by and among DK Trading & Supply, LLC, Delek Marketing & Supply, LP, Delek Logistics Partners, LP and Delek US Holdings, Inc., dated as of May 1, 2025.

10.1	*#	Third Amendment to Executive Employment Agreement, by and between Delek US Holdings, Inc. and Reuven Spiegel, effective as of March 1, 2025.

10.2	*#	Offer Letter, by and among Delek US Holdings, Inc., Delek Logistics Partners, L.P and Robert Wright, dated as of March 29, 2025.

10.3	#
Fifth Amended and Restated Omnibus Agreement, by and among Delek US Holdings, Inc., Delek Refining, Ltd., Lion Oil Company, LLC, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing Big Sandy, LLC, Delek Marketing & Supply, LP, DKL Transportation, LLC, Delek Logistics Operating, LLC and Delek Logistics GP, LLC, dated as of May 1, 2025.

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

101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and March 31, 2024 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2025 and 2024 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2025 and 2024 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement
#	Filed herewith
##	Furnished herewith

64 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Avigal Soreq
Avigal Soreq
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Hobbs
Mark Hobbs
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By:	/s/ Robert Wright
Robert Wright
Senior Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)

Dated: May 7, 2025

65 |