Form 10-Q
period 2025-06-30
Delek US Holdings, Inc.
filed 2025-08-06
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At July 31, 2025, there were 60,152,407 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents
Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2025

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$615.5	$735.6
Accounts receivable, net	743.4	617.6
Inventories, net of inventory valuation reserves	860.9	893.2
Other current assets	101.8	85.5
Total current assets	2,321.6	2,331.9
Property, plant and equipment:
Property, plant and equipment	5,399.9	4,948.4
Less: accumulated depreciation	(2,151.0)	(2,008.4)
Property, plant and equipment, net	3,248.9	2,940.0
Operating lease right-of-use assets	81.9	92.2
Goodwill	475.3	475.3
Other intangibles, net	415.9	321.6
Equity method investments	409.3	392.9
Other non-current assets	115.9	111.9
Total assets	$7,068.8	$6,665.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,904.9	$1,813.8
Current portion of long-term debt	9.5	9.5
Current portion of operating lease liabilities	35.4	43.2
Accrued expenses and other current liabilities	956.0	649.5
Total current liabilities	2,905.8	2,516.0
Non-current liabilities:
Long-term debt, net of current portion	3,091.2	2,755.7
Obligation under Inventory Intermediation Agreement	388.4	408.7
Environmental liabilities, net of current portion	31.8	33.3
Asset retirement obligations	34.7	24.7
Deferred tax liabilities	176.5	214.8
Operating lease liabilities, net of current portion	51.0	54.8
Other non-current liabilities	94.5	82.6
Total non-current liabilities	3,868.1	3,574.6
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 78,002,696 shares and 80,127,994 shares issued at June 30, 2025 and December 31, 2024, respectively	0.8	0.8
Additional paid-in capital	1,243.3	1,215.9
Accumulated other comprehensive loss	(4.2)	(4.1)
Treasury stock, 17,575,527 shares, at cost, at June 30, 2025 and December 31, 2024, respectively	(694.1)	(694.1)
Retained earnings	(519.8)	(205.7)
Non-controlling interests in subsidiaries	268.9	262.4
Total stockholders’ equity	294.9	575.2
Total liabilities and stockholders’ equity	$7,068.8	$6,665.8

See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$2,764.6	$3,308.1	$5,406.5	$6,436.1
Cost of sales:
Cost of materials and other	2,415.0	3,025.5	4,814.5	5,758.4
Operating expenses (excluding depreciation and amortization presented below)	209.8	185.1	420.9	398.9
Depreciation and amortization	87.6	80.7	182.6	167.1
Total cost of sales	2,712.4	3,291.3	5,418.0	6,324.4
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	2.2	0.9	3.5	2.0
General and administrative expenses	76.6	60.2	138.1	121.2
Depreciation and amortization	6.5	7.7	12.8	13.0
Asset impairment	—	22.1	—	22.1
Other operating expense (income), net	0.4	(78.7)	(6.6)	(80.4)
Total operating costs and expenses	2,798.1	3,303.5	5,565.8	6,402.3
Operating (loss) income	(33.5)	4.6	(159.3)	33.8
Interest expense, net	85.9	77.6	170.0	165.3
Income from equity method investments	(22.2)	(30.4)	(35.5)	(52.3)
Other expense (income), net	6.2	—	4.6	(0.6)
Total non-operating expense, net	69.9	47.2	139.1	112.4
Loss from continuing operations before income tax benefit	(103.4)	(42.6)	(298.4)	(78.6)
Income tax benefit	(14.1)	(8.8)	(50.9)	(16.4)
Loss from continuing operations, net of tax	(89.3)	(33.8)	(247.5)	(62.2)
Discontinued operations:
(Loss) income from discontinued operations	(1.0)	8.8	(1.4)	12.4
Income tax (benefit) expense	(0.2)	1.1	(0.3)	1.5
(Loss) income from discontinued operations, net of tax	(0.8)	7.7	(1.1)	10.9
Net loss	(90.1)	(26.1)	(248.6)	(51.3)
Net income attributed to non-controlling interests	16.3	11.1	30.5	18.5
Net loss attributable to Delek	$(106.4)	$(37.2)	$(279.1)	$(69.8)
Basic loss per share:
Loss from continuing operations	$(1.75)	$(0.70)	$(4.53)	$(1.26)
(Loss) income from discontinued operations	(0.01)	0.12	(0.02)	0.17
Total basic loss per share	$(1.76)	$(0.58)	$(4.55)	$(1.09)
Diluted loss per share:
Loss from continuing operations	$(1.75)	$(0.70)	$(4.53)	$(1.26)
(Loss) income from discontinued operations	(0.01)	0.12	(0.02)	0.17
Total diluted loss per share	$(1.76)	$(0.58)	$(4.55)	$(1.09)
Weighted average common shares outstanding:
Basic	60,506,943	64,213,899	61,306,915	64,117,943
Diluted	60,506,943	64,213,899	61,306,915	64,117,943

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(90.1)	$(26.1)	$(248.6)	$(51.3)

Comprehensive loss	$(90.1)	$(26.1)	$(248.6)	$(51.3)
Comprehensive income attributable to non-controlling interest	16.3	11.1	30.5	18.5
Comprehensive loss attributable to Delek	$(106.4)	$(37.2)	$(279.1)	$(69.8)

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(In millions, except share and per share data)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2025	78,208,023	$0.8	$1,248.2	$(4.1)	$(395.4)	(17,575,527)	$(694.1)	$274.0	$429.4
Net (loss) income	—	—	—	—	(106.4)	—	—	16.3	(90.1)
Common stock dividends ($0.255 per share)	—	—	—	—	(15.5)	—	—	—	(15.5)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(21.7)	(21.7)
Equity-based compensation expense	—	—	7.1	—	—	—	—	0.6	7.7
Repurchase of common stock	(685,050)	—	(10.9)	—	(2.0)	—	—	—	(12.9)
Taxes paid due to the net settlement of equity-based compensation	—	—	(3.2)	—	—	—	—	(0.4)	(3.6)
Exercise of equity-based awards	415,334	—	—	—	—	—	—	—	—
Other	64,389	—	2.1	(0.1)	(0.5)	—	—	0.1	1.6
Balance at June 30, 2025	78,002,696	$0.8	$1,243.3	$(4.2)	$(519.8)	(17,575,527)	$(694.1)	$268.9	$294.9

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2024	81,626,016	$0.8	$1,171.8	$(4.8)	$381.5	(17,575,527)	$(694.1)	$179.9	$1,035.1
Net income	—	—	—	—	(37.2)	—	—	11.1	(26.1)
Common stock dividends ($0.250 per share)	—	—	—	—	(16.0)	—	—	—	(16.0)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(13.8)	(13.8)
Equity-based compensation expense	—	—	7.3	—	—	—	—	0.3	7.6
Taxes paid due to the net settlement of equity-based compensation	—	—	(3.9)	—	—	—	—	(0.2)	(4.1)
Exercise of equity-based awards	402,665	—	—	—	—	—	—	—	—
Other	56,889	—	0.6	—	(0.2)	—	—	(0.3)	0.1
Balance at June 30, 2024	82,085,570	$0.8	$1,175.8	$(4.8)	$328.1	(17,575,527)	$(694.1)	$177.0	$982.8

6 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(In millions, except share and per share data)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	80,127,994	$0.8	$1,215.9	$(4.1)	$(205.7)	(17,575,527)	$(694.1)	$262.4	$575.2
Net (loss) income	—	—	—	—	(279.1)	—	—	30.5	(248.6)
Common stock dividends ($0.510 per share)	—	—	—	—	(31.4)	—	—	—	(31.4)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(43.3)	(43.3)
Equity-based compensation expense	—	—	13.7	—	—	—	—	0.9	14.6
Equity attributable to issuance of Delek Logistics common units for the Gravity Acquisition, net of tax	—	—	55.4	—	—	—	—	20.9	76.3
Repurchase of common stock	(2,694,470)	—	(41.5)	—	(2.9)	—	—	—	(44.4)
Taxes paid due to the net settlement of equity-based compensation	—	—	(3.6)	—	—	—	—	(0.7)	(4.3)
Exercise of equity-based awards	476,484	—	—	—	—	—	—	—	—
Other	92,688	—	3.4	(0.1)	(0.7)	—	—	(1.8)	0.8
Balance at June 30, 2025	78,002,696	$0.8	$1,243.3	$(4.2)	$(519.8)	(17,575,527)	$(694.1)	$268.9	$294.9

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	81,539,871	$0.8	$1,113.6	$(4.8)	$430.0	(17,575,527)	$(694.1)	$114.2	$959.7
Net (loss) income	—	—	—	—	(69.8)	—	—	18.5	(51.3)
Common stock dividends ($0.495 per share)	—	—	—	—	(31.7)	—	—	—	(31.7)
Equity-based compensation expense	—	—	14.3	—	—	—	—	0.5	14.8
Distributions to non-controlling interests	—	—	—	—	—	—	—	(23.6)	(23.6)
Taxes paid due to the net settlement of equity-based compensation	—	—	(4.4)	—	—	—	—	(0.5)	(4.9)
Exercise of equity-based awards	447,039	—	—	—	—	—	—	—	—
Equity attributable to issuance of Delek Logistics common limited partner units, net of tax	—	—	50.5	—	—	—	—	68.3	118.8
Other	98,660	—	1.8	—	(0.4)	—	—	(0.4)	1.0
Balance at June 30, 2024	82,085,570	$0.8	$1,175.8	$(4.8)	$328.1	(17,575,527)	$(694.1)	$177.0	$982.8

See accompanying notes to the condensed consolidated financial statements

7 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(248.6)	$(51.3)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	195.4	180.1
Non-cash lease expense	21.7	25.0
Deferred income taxes	(51.2)	(15.9)
Asset impairment	—	22.1
Income from equity method investments	(35.5)	(52.3)
Dividends from equity method investments	13.5	22.7
Non-cash lower of cost or market/net realizable value adjustment	0.1	(10.7)
Loss on extinguishment of debt	—	3.6
Equity-based compensation expense	14.6	14.8
Loss (income) from discontinued operations	1.1	(10.9)
Other	10.2	(17.9)
Changes in assets and liabilities:
Accounts receivable	(115.6)	12.3
Inventories and other current assets	(3.8)	1.2
Fair value of derivatives	2.0	7.1
Accounts payable and other current liabilities	214.6	(4.9)
Obligation under Inventory Intermediation Agreements	(20.3)	64.6
Non-current assets and liabilities, net	(8.1)	(88.6)
Cash (used in) provided by operating activities - continuing operations	(9.9)	101.0
Cash (used in) provided by operating activities - discontinued operations	(1.1)	17.3
Net cash (used in) provided by operating activities	(11.0)	118.3
Cash flows from investing activities:
Business combination, net of cash acquired	(181.2)	—
Distributions from equity method investments	5.6	3.4
Purchases of property, plant and equipment	(301.5)	(118.2)
Purchases of intangible assets	(7.1)	(1.3)
Proceeds from sale of property, plant and equipment	4.9	9.5
Insurance and settlement proceeds	6.2	18.0
Other	(4.5)	(0.4)
Cash used in investing activities - continuing operations	(477.6)	(89.0)
Cash used in investing activities - discontinued operations	—	(15.1)
Net cash used in investing activities	(477.6)	(104.1)
Cash flows from financing activities:
Proceeds from long-term revolvers	5,374.7	3,013.1
Payments on long-term revolvers	(5,729.3)	(3,463.4)
Proceeds from term debt	700.0	852.5
Payments on term debt	(4.8)	(536.1)
Proceeds from product and other financing agreements	840.2	259.7
Repayments of product and other financing agreements	(678.1)	(361.8)
Repurchase of common stock	(44.4)	—
Distribution to non-controlling interest	(43.3)	(23.6)
Proceeds from issuance of Delek Logistic common limited partner units, net	—	132.2
Dividends paid	(31.4)	(31.7)
Deferred financing costs paid	(10.8)	(14.2)
Other	(4.3)	(5.2)
Cash provided by (used in) financing activities - continuing operations	368.5	(178.5)
Net cash provided by (used in) financing activities	368.5	(178.5)
Net decrease in cash and cash equivalents	(120.1)	(164.3)
Cash and cash equivalents at the beginning of the period	735.6	822.2
Cash and cash equivalents at the end of the period	615.5	657.9
Less cash and cash equivalents of discontinued operations at the end of the period	—	0.4
Cash and cash equivalents of continuing operations at the end of the period	$615.5	$657.5
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (Continued)
(In millions)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $7.0 million and $0.7 million in the 2025 and 2024 periods, respectively	$163.6	145.2
Income taxes	$1.0	$3.2
Non-cash investing activities:
Delek Logistics common units issued in connection with Gravity Acquisition	$91.5	$—
(Decrease) increase in accrued capital expenditures	$(5.0)	$(2.3)
Non-cash financing activities:
Non-cash lease liability arising from obtaining right-of-use assets during the period	$32.5	$11.2
Non-cash right of use asset decrease due to lease termination during the period	$(1.6)	$—

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
Our condensed consolidated financial statements include the accounts of Delek and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 26, 2025 (the "Annual Report on Form 10-K") and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K.
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
Having classified the Retail Stores as discontinued operations, the condensed consolidated statements of income for all periods presented have been reclassified to reflect the results of the Retail Stores as income from discontinued operations, net of taxes. See Note 4 for further information regarding discontinued operations.

9 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Accounting Pronouncements Not Yet Adopted
ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a VIE
In May 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in a VIE. This standard clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively to acquisitions after the adoption date. The adoption of ASU 2025-03 will not affect our financial position or our results of operations, but could impact future business combinations.
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)
In November 2024, the FASB” issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). ASU 2024-03 requires disaggregation of expenses into specific categories such as purchase of inventory, employee compensation, depreciation, and intangible asset amortization, by relevant expense caption on the statement of operations. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted on either a prospective or retrospective basis. The adoption of ASU 2024-03 will not affect our financial position or our results of operations, but will result in additional disclosures.
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
For the three and six months ended June 30, 2025, we incurred $1.0 million and $4.1 million, respectively, in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income.
Our condensed consolidated financial and operating results reflect the Gravity Acquisition operations beginning January 2, 2025. Our results of operations included revenue and net income of $24.0 million and $8.1 million, respectively, for the three months ended June 30, 2025, and $46.8 million and $18.0 million, respectively, for the period from January 2, 2025, through June 30, 2025, related to these operations.
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

10 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Purchase Price Allocation
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed in the Gravity Acquisition as of January 2, 2025 (in millions):

Assets acquired:
Cash and cash equivalents	$5.3
Accounts receivables	16.4
Inventories	1.8
Other current assets	1.7
Property, plant and equipment	192.8
Operating lease right-of-use assets	0.1
Other intangibles (1)	99.5
Other non-current assets	0.1
Total assets acquired	317.7

Liabilities assumed:
Accounts payable	2.5
Accrued expenses and other current liabilities	5.7
Current portion of operating lease liabilities	0.1
Asset retirement obligations	8.6
Total liabilities assumed	16.9
Fair value of net assets acquired	$300.8
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a preliminary fair value of $67.6 million, which we estimate to be amortized over 10 to 25 years.
•Rights-of-way intangibles are valued at $31.9 million, the majority of which have an indefinite life.

These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of June 30, 2025. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
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
Fair Value Adjustments
During the three months ended June 30, 2025, the Partnership recorded the following fair value adjustments to the preliminary purchase price allocation, based on new information about facts and circumstances that existed as of the acquisition date:

Balance Sheet Description	Preliminary Value	Adjusted Value	Change
Property, plant and equipment	208.3	192.8	(15.5)
Other intangibles	82.6	99.5	16.9
Asset retirement obligations	7.2	8.6	1.4

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net revenues	$2,764.6	$3,340.2	$5,406.5	$6,499.9
(Loss) income from continuing operations, net of tax	$(105.1)	$(42.8)	$(276.0)	$(78.8)

H2O Midstream
On September 11, 2024, Delek Logistics completed the acquisition of 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC from H2O Midstream Holdings, LLC ("H2O Purchase Agreement"), which included water disposal and recycling operations in the Midland Basin in Texas for total consideration of $229.7 million, subject to customary adjustments for net working capital ("H2O Midstream Acquisition"). The purchase price was comprised of approximately $159.7 million in cash and $70.0 million of Delek Logistics’ preferred units. See Note 6 for further information on the Preferred Units. The cash portion was financed through a combination of cash on hand and borrowings under the Delek Logistics' Credit Facility (as defined in Note 10).
For the three and six months ended June 30, 2025, we incurred $0.3 million and $0.4 million, respectively, in incremental direct acquisition and integration costs that principally consist of legal, advisory and other professional fees. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of income.
Our results of operations included revenue and net income of $15.3 million and $6.4 million, respectively, for the three months ended June 30, 2025, and $31.8 million and $13.5 million, respectively, for the six months ended June 30, 2025, related to these operations.
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

12 |

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
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a preliminary fair value of $26.3 million, which will be amortized over a 13.4 years useful life.
•Rights-of-way intangibles are valued at $28.5 million, which have an indefinite life.
•Favorable supply contract intangible that is subject to amortization with a preliminary fair value of $4.8 million, which will be amortized over a 4.8 years useful life.

These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of June 30, 2025. There have been no significant adjustments to the preliminary purchase price allocation during the three and six months ended June 30, 2025. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805, Business Combinations.
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

13 |

Notes to Condensed Consolidated Financial Statements (unaudited)
During the second quarter of 2024, we realigned our reportable segments for financial reporting purposes to reflect changes in the manner in which our chief operating decision maker, or CODM, assesses financial information for decision-making purposes. The change represents reporting the operating results of our 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S. within the refining segment. Prior to this change, these operating results were reported as part of corporate, other and eliminations. While this reporting change did not change our consolidated results, the segment data for previous years has been restated and is consistent with the current year presentation throughout the financial statements and the accompanying notes.
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
On May 1, 2025, we transferred the Delek Permian Gathering ("DPG") purchasing and blending activities to Delek Logistics (the "DPG Dropdown”). The operating results of DPG are now reported in our Logistics segment, while previously recorded in the Refining segment.
The disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The CODM evaluates performance based upon segment EBITDA attributable to Delek. We define segment EBITDA attributable to Delek for any period as net income (loss) attributable to Delek plus interest expense, income tax expense (benefit), depreciation and amortization. Segment EBITDA should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered alternatives to net income (loss), which is the most directly comparable financial measure to EBITDA that is in accordance with U.S. GAAP. Segment EBITDA, as determined and measured by us, should also not be compared to similarly titled measures reported by other companies.
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

14 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by EBITDA attributable to Delek for the period indicated (in millions):

	Three Months Ended June 30, 2025
	Refining	Logistics	Total
Net revenues (excluding intercompany fees and revenues)	$2,632.3	$132.3	$2,764.6
Inter-segment fees and revenues (1)	84.5	114.1	198.6
Total segment revenues	$2,716.8	$246.4	$2,963.2
Elimination of inter-segment revenue			(198.6)
Total consolidated revenues			$2,764.6

Cost of materials and other	2,478.5	119.3
Operating expenses	150.5	38.2
General and administrative expenses	4.7	8.9
Income from equity method investments	(11.7)	(10.5)
Other	(0.3)	0.4
Segment EBITDA attributable to Delek	$95.1	$90.1	$185.2

Reconciling items to consolidated loss before income taxes
Corporate expenses, eliminations and other (2)			124.9
Depreciation and amortization			94.1
Interest expense, net			85.9
Income tax benefit			(14.1)
Loss from discontinued operations, net of tax			0.8
Net loss attributable to Delek			$(106.4)

	Three Months Ended June 30, 2025
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Depreciation and amortization	$66.5	$30.2	$(2.6)	$94.1
Interest expense, net	$43.0	$18.1	$24.8	$85.9
Income from equity method investments	$(11.7)	$(10.5)	$—	$(22.2)
Capital spending (3)	$40.3	$119.2	$4.5	$164.0

15 |

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2024
	Refining	Logistics	Total
Net revenues (excluding intercompany fees and revenues)	$3,097.9	$107.7	$3,205.6
Inter-segment fees and revenues (1)	209.3	156.9	366.2
Total segment revenues	$3,307.2	$264.6	$3,571.8
Elimination of inter-segment revenue			(263.7)
Total consolidated revenues			$3,308.1

Cost of materials and other	3,150.4	138.1
Operating expenses	148.6	29.6
General and administrative expenses	4.3	6.0
Income from equity method investments	(11.9)	(7.9)
Other	(1.5)	(1.8)
Segment EBITDA attributable to Delek	$17.3	$100.6	$117.9

Reconciling items to consolidated loss before income taxes
Corporate expenses, eliminations and other (2)			5.6
Depreciation and amortization			88.4
Interest expense, net			77.6
Income tax benefit			(8.8)
Income from discontinued operations, net of tax			(7.7)
Net loss attributable to Delek			$(37.2)

	Three Months Ended June 30, 2024
	Refining	Logistics	Corporate, Other and Eliminations (4)	Consolidated
Depreciation and amortization	$57.4	$24.2	$6.8	$88.4
Interest expense, net	$7.0	$35.2	$35.4	$77.6
Income from equity method investments	$(11.9)	$(7.9)	$(10.6)	$(30.4)
Capital spending (3)	$47.0	$10.2	$7.1	$64.3

16 |

Notes to Condensed Consolidated Financial Statements (unaudited)

	Six Months Ended June 30, 2025
	Refining	Logistics	Total
Net revenues (excluding intercompany fees and revenues)	$5,150.6	$255.9	$5,406.5
Inter-segment fees and revenues	174.5	240.4	414.9
Total segment revenues	$5,325.1	$496.3	$5,821.4
Elimination of inter-segment revenue			(414.9)
Total consolidated revenues			$5,406.5

Cost of materials and other	4,949.4	248.4
Operating Expenses	308.6	79.1
General and administrative expenses	6.8	17.8
Income from equity method investments	(15.2)	(20.7)
Other	(3.4)	(3.9)
Segment EBITDA attributable to Delek	$78.9	$175.6	$254.5

Reconciling items to consolidated loss before income taxes
Corporate expenses, eliminations and other (2)			218.0
Depreciation and amortization			195.4
Interest expense, net			170.0
Income tax benefit			(50.9)
Loss from discontinued operations, net of tax			1.1
Net loss attributable to Delek			$(279.1)

	Six Months Ended June 30, 2025
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Depreciation and amortization	$138.4	$61.1	$(4.1)	$195.4
Interest expense, net	$79.1	$36.7	$54.2	$170.0
Income from equity method investments	$(15.2)	$(20.7)	$0.4	$(35.5)
Capital spending (3)	$96.5	$191.1	$9.0	$296.6

17 |

Notes to Condensed Consolidated Financial Statements (unaudited)

	Six Months Ended June 30, 2024
	Refining	Logistics	Total
Net revenues (excluding intercompany fees and revenues)	$6,019.5	$220.2	$6,239.7
Inter-segment fees and revenues (1)	396.0	296.5	692.5
Total segment revenues	$6,415.5	$516.7	$6,932.2
Elimination of inter-segment revenue			(496.1)
Total consolidated revenues			$6,436.1

Cost of materials and other	5,990.3	261.8
Operating Expenses	314.4	61.5
General and administrative expenses	8.4	10.9
Income from equity method investments	(15.9)	(16.4)
Other	(4.1)	(1.4)
Segment EBITDA attributable to Delek	$122.4	$200.3	$322.7

Reconciling items to consolidated loss before income taxes
Corporate expenses, eliminations and other (2)			74.4
Depreciation and amortization			180.1
Interest expense, net			165.3
Income tax benefit			(16.4)
Income from discontinued operations, net of tax			(10.9)
Net loss attributable to Delek			$(69.8)

	Six Months Ended June 30, 2024
	Refining	Logistics	Corporate, Other and Eliminations (4)	Consolidated
Depreciation and amortization	$118.8	$50.7	$10.6	$180.1
Interest expense, net	$19.1	$75.5	$70.7	$165.3
Income from equity method investments	$(15.9)	$(16.4)	$(20.0)	$(52.3)
Capital spending (3)	$68.5	$25.4	$12.2	$106.1
(1) Intercompany fees and sales for the refining segment include revenues of $102.5 million and $196.4 million during the three and six months ended June 30, 2024, respectively, to the Retail Stores, the operations of which are reported in discontinued operations.
(2) Corporate expenses, eliminations and other represents corporate costs that are not allocated to the operating segments, inter-segment cost eliminations and other unallocated shared service functions. “Corporate expenses, eliminations and other” are included in the tables above to reconcile total Segment EBITDA attributable to Delek to the Company’s consolidated loss before income taxes.
(3) Capital spending includes additions on an accrual basis. Capital spending excludes capital spending associated with the Retail Stores of $6.5 million and $10.6 million during the three and six months ended June 30, 2024, respectively.
(4) The corporate, other and eliminations operating results for the three and six months ended June 30, 2024, have been restated to reflect the reclassification of the Retail Stores to discontinued operations.

4. Discontinued Operations
On July 31, 2024, a wholly owned subsidiary of Delek entered into the Retail Purchase Agreement with a subsidiary of FEMSA. Under the terms of the Retail Purchase Agreement, Delek agreed to sell, and FEMSA agreed to purchase, 100% of the equity interests in four of Delek’s wholly-owned subsidiaries that owned and operated 249 Retail Stores under the Delek US Retail brand. As a result of the Retail Purchase Agreement, we met the requirements of ASC 205-20 and ASC 360, to report the results of the Retail Stores as discontinued operations and to classify the Retail Stores as a group of discontinued operations assets. The fair value assessment of the Retail Stores as of July 31, 2024, did not result in an impairment. We ceased depreciation of these assets as of July 31, 2024. The Retail Transaction closed on September 30, 2024.

18 |

Notes to Condensed Consolidated Financial Statements (unaudited)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$—	$216.1	$—	$409.6
Cost of material and other	—	(176.4)	0.5	(334.7)
Operating expenses	—	(25.4)	—	(50.1)
General and administrative expenses	(0.4)	(2.9)	(1.2)	(6.3)
Depreciation and amortization	—	(3.7)	—	(7.2)
Other operating loss, net	(0.6)	1.2	(0.7)	1.1
Interest (expense) income, net	—	(0.1)	—	(0.1)
Other income, net	—	—	—	0.1
(Loss) income from discontinued operations before taxes	(1.0)	8.8	(1.4)	12.4
Income tax (benefit) expense	(0.2)	1.1	(0.3)	1.5
(Loss) income from discontinued operations, net of tax	$(0.8)	$7.7	$(1.1)	$10.9

19 |

Notes to Condensed Consolidated Financial Statements (unaudited)
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
The following table sets forth the computation of basic and diluted earnings per share.

(In millions, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Numerator for EPS - continuing operations
Net loss from continuing operations	$(89.3)	$(33.8)	$(247.5)	$(62.2)
Less: Income from continuing operations attributed to non-controlling interests	16.3	11.1	30.5	18.5
Numerator for basic and diluted EPS from continuing operations attributable to Delek	$(105.6)	$(44.9)	$(278.0)	$(80.7)

Numerator for EPS - discontinued operations
(Loss) income from discontinued operations, including gain on sale of discontinued operations	$(1.0)	$8.8	$(1.4)	$12.4
Less: Income tax (benefit) expense	(0.2)	1.1	(0.3)	1.5
(Loss) income from discontinued operations, net of tax	$(0.8)	$7.7	$(1.1)	$10.9

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	60,506,943	64,213,899	61,306,915	64,117,943
Dilutive effect of stock-based awards	—	—	—	—
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	60,506,943	64,213,899	61,306,915	64,117,943

EPS:
Basic loss per share:
Loss from continuing operations	$(1.75)	$(0.70)	$(4.53)	$(1.26)
(Loss) income from discontinued operations	(0.01)	0.12	(0.02)	0.17
Total basic loss per share	$(1.76)	$(0.58)	$(4.55)	$(1.09)
Diluted loss per share:
Loss from continuing operations	$(1.75)	$(0.70)	$(4.53)	$(1.26)
(Loss) income from discontinued operations	(0.01)	0.12	(0.02)	0.17
Total diluted loss per share	$(1.76)	$(0.58)	$(4.55)	$(1.09)

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	2,446,267	1,397,499	2,384,652	1,250,217
Antidilutive due to loss	507,043	664,225	471,261	660,263
Total antidilutive stock-based compensation	2,953,310	2,061,724	2,855,913	1,910,480

20 |

Notes to Condensed Consolidated Financial Statements (unaudited)
6. Delek Logistics
Delek Logistics is a publicly traded limited partnership formed by Delek in 2012 that owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of June 30, 2025, we owned a 63.3% interest in Delek Logistics, consisting of 33,868,203 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets.
Acquisition
On January 2, 2025, Delek Logistics completed the Gravity Acquisition in which it acquired water disposal and recycling operations in the Permian Basin and the Bakken for total consideration of $300.8 million, subject to customary adjustments for net working capital. See Note 2 - Acquisitions for additional information.
Delek Permian Gathering Dropdown
On May 1, 2025, we transferred the Delek Permian Gathering purchasing and blending activities to Delek Logistics. In connection with the DPG Dropdown, Delek Logistics will assume all of the rights and obligations to purchase crude oil under certain contracts associated with Delek Logistics’ existing Midland Gathering System. Total consideration included the cancellation of $58.8 million in payables owed to Delek Logistics.
Agreements
On May 1, 2025, we entered into a termination agreement with Delek Logistics to terminate, in its entirety, the East Texas Marketing Agreement effective as of January 1, 2026.
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
On February 24, 2025, we entered into a Common Unit Purchase Agreement with Delek Logistics (the “Common Unit Purchase Agreement”) whereby Delek Logistics may repurchase common units from time to time from us in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). The purchase price per common unit in each Repurchase will be the 30-day volume weighted average price of the common units at the close of trading on the day prior to the closing date, subject to certain limitations set forth in the Common Unit Purchase Agreement. During the six months ended June 30, 2025, 243,075 common units were repurchased from us and cancelled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the six months ended June 30, 2024. As of June 30, 2025, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.

21 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidated VIE
Delek Logistics is a VIE, as defined under GAAP, and is consolidated into our condensed consolidated financial statements, representing our logistics segment. The assets of Delek Logistics can only be used to settle its own obligations, and its creditors have no recourse to our assets. Exclusive of intercompany balances, and prior to August 5, 2024, the marketing agreement intangible asset between Delek Logistics and Delek which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets are included in the condensed consolidated balance sheets of Delek. The Delek Logistics condensed consolidated balance sheets are presented below (in millions):

	As of June 30, 2025	As of December 31, 2024
ASSETS
Cash and cash equivalents	$1.4	$5.4
Accounts receivable	97.5	54.7
Accounts receivable from related parties	272.5	33.3
Lease receivable - affiliate	19.6	22.8
Inventory	17.1	5.4
Other current assets	1.7	24.2
Property, plant and equipment, net	1,403.8	1,064.3
Equity method investments	320.2	317.2
Operating lease right-of-use assets	14.3	16.7
Goodwill	12.2	12.2
Intangible assets, net	378.2	281.5
Net lease investment - affiliate	188.1	193.1
Other non-current assets	26.3	10.8
Total assets	$2,752.9	$2,041.6
LIABILITIES AND EQUITY
Accounts payable	$382.4	$41.4
Current portion of operating lease liabilities	4.3	5.3
Accrued expenses and other current liabilities	55.9	42.1
Long-term debt, net of current portion	2,211.4	1,875.4
Asset retirement obligations	25.3	15.6
Operating lease liabilities, net of current portion	4.8	6.0
Other non-current liabilities	36.8	20.3
Equity	32.0	35.5
Total liabilities and equity	$2,752.9	$2,041.6

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
As of June 30, 2025, except for the guarantee of member obligations under the joint venture, we do not have other guarantees with or to HoldCo, nor any third-party associated with HoldCo contracted work. Delek's maximum exposure to any losses incurred by HoldCo is limited to its investment.
As of June 30, 2025, and December 31, 2024, Delek's HoldCo investment balance totaled $95.2 million and $86.1 million, respectively.
Delek Logistics has a 33% membership interest in Red River Pipeline Company LLC (“Red River”), which owns and operates a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. As of June 30, 2025, and December 31, 2024, Delek's investment balance in Red River totaled $133.2 million and $136.5 million, respectively.

22 |

Notes to Condensed Consolidated Financial Statements (unaudited)
In addition, Delek Logistics has two other pipeline joint ventures in which it owns a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system. As of June 30, 2025, and December 31, 2024, Delek Logistics' investment balance in these joint ventures was $91.8 million and $94.6 million, respectively.
Other Investments
In addition to our pipeline joint ventures, we also have a 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S., as well as a 50% interest in a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in Arkansas. As of June 30, 2025, and December 31, 2024, Delek's investment balance in these joint ventures was $89.1 million and $75.7 million, respectively. These investments are included in Refining in our segment disclosure.
8. Inventory
Crude oil feedstocks, refined products, blendstocks and asphalt inventory for all of our operations are stated at the lower of cost determined using the first-in, first-out ("FIFO") basisor net realizable value.
The following table presents the components of inventory for each period presented (in millions):

	Titled Inventory	Inventory Intermediation Agreement (1)	Total
June 30, 2025
Feedstocks, raw materials and supplies	$245.6	$132.7	$378.3
Refined products and blendstock	245.0	237.6	482.6
Total	$490.6	$370.3	$860.9

December 31, 2024
Feedstocks, raw materials and supplies	$246.5	$131.5	$378.0
Refined products and blendstock	243.4	271.8	515.2
Total	$489.9	$403.3	$893.2
(1) Refer to Note 9 - Inventory Intermediation Obligations for further information.

At June 30, 2025, we recorded a pre-tax inventory valuation reserve of $1.0 million due to a market price decline below our cost of certain inventory products. At December 31, 2024, we recorded a pre-tax inventory valuation reserve of $0.9 million. We recognized a net reduction (increase) in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of nominal amount and $(0.1) million for the three and six months ended June 30, 2025, respectively, $1.9 million and $10.7 million for the three and six months ended June 30, 2024, respectively.

23 |

Notes to Condensed Consolidated Financial Statements (unaudited)
9. Inventory Intermediation Obligations
The following table summarizes our outstanding obligations under our Inventory Intermediation Agreement (as defined below) (in millions):

	As of June 30, 2025	As of December 31, 2024
Obligations under Inventory Intermediation Agreement
Obligations related to Base Layer Volumes	$388.4	$408.7
Current portion	—	—
Total obligations under Inventory Intermediation Agreement	$388.4	$408.7
Other payable (receivable) for monthly activity true-up	$18.3	$20.2

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net fees and expenses:
Inventory intermediation fees	$10.1	$10.1	$21.5	$4.5
Interest expense, net	$12.5	$15.0	$25.6	$31.5

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
On December 21, 2023, DKTS amended the Inventory Intermediation Agreement to among other things, (i) reduce Citi’s unilateral term extension option from a twelve month extension period to a six month extension period and (ii) increase the amount of the payment deferral mechanism from $70 million to $250 million. On February 21, 2025, DKTS amended the Inventory Intermediation Agreement to, among other things, (i) extend the term of the Inventory Intermediation Agreement from January 31, 2026 to January 31, 2027 and (ii) include a mechanism for DKTS to nominate each month whether to include volumes related to the Krotz Springs refinery for funding under the Inventory Intermediation Agreement. As of June 30, 2025, and December 31, 2024, we had letters of credit outstanding of $255.0 million and $200.0 million, respectively, supporting the Inventory Intermediation Agreement.
The Inventory Intermediation Agreement provides for the lease to Citi of crude oil and refined product storage facilities. At the inception of the Inventory Intermediation Agreement, we transferred title to a certain number of barrels of crude and other inventories to Citi, and the Inventory Intermediation Agreement requires the repurchase of the remaining inventory (including certain "Base Layer Volumes") at termination. As of June 30, 2025, and December 31, 2024, the volumes subject to the Inventory Intermediation Agreement totaled 5.4 million barrels and 5.5 million barrels, including Base Layer Volumes associated with our non-current inventory intermediation obligation of 5.5 million barrels.
The Inventory Intermediation Agreement is accounted for as an inventory financing arrangement under the fair value election provided by ASC 815 Derivatives and Hedging ("ASC 815") and ASC 825, Financial Instruments ("ASC 825"). Therefore, the crude oil and refined products barrels subject to the Inventory Intermediation Agreement will continue to be reported in our condensed consolidated balance sheets until processed and sold to a third party. At each reporting period, we record a liability equal to the repurchase obligation to Citi at current market prices. The repurchase obligations associated with the Base Layer Volumes are reflected as non-current liabilities on our condensed consolidated balance sheets to the extent that they are not contractually due within twelve months. The February 21, 2025, amendment did not change the base layer volumes of the Inventory Intermediation Agreement, and the liability associated with the base layer volumes is recorded as long-term in the accompanying condensed consolidated balance sheet. The remaining obligation resulting from our monthly activity, including long and short inventory positions valued at market-indexed pricing, are included in current liabilities (or receivables) on our condensed consolidated balance sheets.
Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other in the condensed consolidated statements of income. With respect to the repurchase obligation, we recognized gains (losses) attributable to changes in fair value due to commodity-index price totaling $26.7 million and $30.0 million during the three and six months ended June 30, 2025, respectively, and $19.3 million and $(62.5) million during the three and six June 30, 2024, respectively. See Note 12 for discussion of gains and losses recognized from changes in fair value.

24 |

Notes to Condensed Consolidated Financial Statements (unaudited)
10. Long-Term Obligations
Outstanding borrowings under debt instruments are as follows (in millions):

	June 30, 2025	December 31, 2024
Delek Term Loan Credit Facility	$926.2	$931.0
Delek Logistics Revolving Facility	80.9	435.4
Delek Logistics 2028 Notes	400.0	400.0
Delek Logistics 2029 Notes	1,050.0	1,050.0
Delek Logistics 2033 Notes	700.0	—
Principle amount of long-term debt	3,157.1	2,816.4
Less: Unamortized discount and premium and deferred financing costs	56.4	51.2
Total debt, net of unamortized discount and premium and deferred financing costs	3,100.7	2,765.2
Less: Current portion of long-term debt	9.5	9.5
Long-term debt, net of current portion	$3,091.2	$2,755.7

Delek Term Loan Credit Facility
On November 18, 2022, Delek entered into an amended and restated term loan credit agreement (the "Delek Term Loan Credit Facility") providing for a senior secured term loan facility with an initial principal of $950.0 million at a discount of 4.00%. This senior secured facility allows for $400.0 million in incremental loans subject to certain restrictions. Repayment terms include quarterly principal payments of $2.4 million with the balance of principal due on November 19, 2029. At Delek’s option, borrowings bear interest at either the Adjusted Term Secured Overnight Financing Rate ("SOFR") or base rate as defined by the agreement, plus an applicable margin of 2.50% per annum with respect to base rate borrowings and 3.50% per annum with respect to SOFR borrowings. At June 30, 2025, and December 31, 2024, the weighted average borrowing rate was approximately 7.24% and 7.44%, respectively. The effective interest rate was 8.43% as of June 30, 2025.
Available capacity and amounts outstanding for each of our revolving credit facilities as of June 30, 2025 are shown below (in millions):

	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Maturity Date
Delek Revolving Credit Facility (1)	$1,100.0	$—	$424.4	$675.6	October 26, 2027
Delek Logistics Revolving Facility (2)	$1,150.0	$80.9	$—	$1,069.1	October 13, 2027
United Community Bank Revolver (3)	$25.0	$—	$—	$25.0	June 30, 2026

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

(2) Total capacity includes letters of credit up to $146.9 million and $31.9 million for swing line loans. This facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.45% per annum. Interest is measured at either the U.S. dollar prime rate plus an applicable margin of 1.00% to 2.00% depending on Delek Logistics’ leverage ratio, or a SOFR rate plus a credit spread adjustment of 0.10% to 0.25% and an applicable margin ranging from 2.00% to 3.00% depending on the Delek Logistics’ leverage ratio. As of June 30, 2025, and December 31, 2024, the weighted average interest rate were 7.72% and 7.27%, respectively.

(3) Interest is measured as a variable rate equal to the Wall Street Journal Prime Rate minus 0.50%. Requires a quarterly fee of 0.25% per year on the average unused revolving commitment.
Delek Logistics 2033 Notes
On June 30, 2025, Delek Logistics and its wholly owned subsidiary Delek Logistics Finance Corp. (“Finance Corp.” and together with Delek Logistics, the “Co-issuers”), sold $700.0 million in aggregate principal amount of the Co-issuers 7.325% Senior Notes due 2033 (the “Delek Logistics 2033 Notes”), at par, pursuant to an indenture with U.S. Bank Trust Company, National Association as trustee. Net proceeds were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
The Delek Logistics 2033 Notes are general unsecured senior obligations of the Co-issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries other than Finance Corp. and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. The Delek Logistics 2033 Notes rank equal in right of payment with all existing and future senior indebtedness of the Co-issuers, and senior in right of payment to any future subordinated indebtedness of the Co-issuers. The Delek Logistics 2033 Notes will mature on June 30, 2033, and interest is payable semi-annually in arrears on each June 30 and December 30. As of June 30, 2025, the effective interest rate was 7.64%.

25 |

Notes to Condensed Consolidated Financial Statements (unaudited)

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
The Delek Logistics 2029 Notes are general unsecured senior obligations of the Co-issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries other than Finance Corp. and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. The Delek Logistics 2029 Notes rank equal in right of payment with all existing and future senior indebtedness of the Co-issuers, and senior in right of payment to any future subordinated indebtedness of the Co-issuers. The Delek Logistics 2029 Notes will mature on March 15, 2029, and interest is payable semi-annually in arrears on each March 15 and September 15. As of June 30, 2025, the effective interest rate was 8.80%.
Delek Logistics 2028 Notes
On May 24, 2021, Delek Logistics and Finance Corp. issued general unsecured senior obligations comprised of $400.0 million in aggregate principal amount of 7.125% senior notes maturing June 1, 2028 ("the Delek Logistics 2028 Notes"). The Delek Logistics 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries (other than Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. Interest is payable semi-annually in arrears on June 1 and December 1. As of June 30, 2025, the effective interest rate was 7.38%.
2024 Debt Extinguishment
Delek Logistics Term Loan Facility
On October 13, 2022, Delek Logistics entered into a senior secured term loan with an original principal of $300.0 million (the "Delek Logistics Term Loan Facility"). The outstanding principal balance of $281.3 million was paid on March 13, 2024, from a portion of the proceeds received from the issuance of the Delek Logistics 2029 Notes. Debt extinguishment costs were $2.1 million for the six months ended June 30, 2024, and were recorded in interest expense, net in the accompanying condensed consolidated statements of income.
Delek Logistics 2025 Notes
In May 2018, Delek Logistics and Finance Corp. issued general unsecured senior obligations comprised of $250.0 million in aggregate principal of 6.75% senior notes maturing on May 15, 2025 ("the Delek Logistics 2025 Notes"). Concurrent with the issuance of the Delek Logistics 2029 Notes, Delek Logistics made a cash tender offer (the "Offer") for all of the outstanding Delek Logistic 2025 Notes with a conditional notice of full redemption for the remaining balance not received from the Offer. Delek Logistics received tenders from holders of approximately $156.2 million in aggregate principal amount. All the remaining Delek Logistic 2025 Notes were redeemed by March 29, 2024, pursuant to the notice of conditional redemption. Debt extinguishment costs were $1.5 million for the six months ended June 30, 2024, and were recorded in interest expense, net in the accompanying condensed consolidated statements of income.
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
Restrictive Terms and Covenants
Under the terms of our debt facilities, we are required to comply with usual and customary financial and non-financial covenants. Certain of our debt facilities contain limitations on future transactions such as incurrence of additional indebtedness, investments, affiliate transactions, asset acquisitions or dispositions, and dividends or distributions. As of June 30, 2025, we were in compliance with covenants on all of our debt instruments.

26 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of assets. As of June 30, 2025, we had no subsidiaries with restricted net assets which would prohibit earnings from being transferred to the parent company for its use.
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
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales ("NPNS") pursuant to ASC 815. If we elect the NPNS exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. Our Canadian crude trading operations are accounted for as derivative instruments, and the related unrealized and realized gains and losses are recognized in other operating income, net on the condensed consolidated statements of income. Additionally, as of and for the three and six months ended June 30, 2025, other forward contracts accounted for as derivatives that are specific to managing crude costs rather than for trading purposes are recognized in cost of materials and other on the condensed consolidated statements of income in our refining segment, and are included in our disclosures of commodity derivatives in the tables below.
Futures, swaps or other commodity related derivative instruments that are utilized to specifically provide economic hedges on our Canadian forward contract or investment positions are recognized in other operating income, net because that is where the related underlying transactions are reflected.

27 |

Notes to Condensed Consolidated Financial Statements (unaudited)
From time to time, we also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RINs commitment contracts meet the definition of derivative instruments under ASC 815 and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RINs commitment contracts are recorded in cost of materials and other on the condensed consolidated statements of income. As of June 30, 2025, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
The following table presents the fair value of our derivative instruments as of June 30, 2025, and December 31, 2024. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 12 for further information regarding the fair value of derivative instruments (in millions).

		June 30, 2025		December 31, 2024
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives (1)	Other current assets	$25.0	$(32.3)	$19.5	$(22.0)
Commodity derivatives (1)	Other current liabilities	—	—	5.4	(5.4)
RINs commitment contracts (2)	Other current assets	3.7	—	0.3	—
RINs commitment contracts (2)	Other current liabilities	—	(2.5)	—	(5.6)
Interest rate swap derivatives	Other current assets	3.0	—	3.5	—
Interest rate swap derivatives	Other long-term liabilities	—	(5.0)	4.8	(5.1)
Total gross fair value of derivatives		31.7	(39.8)	33.5	(38.1)
Less: Counterparty netting and cash collateral (3)		23.3	(32.3)	19.9	(27.4)
Total net fair value of derivatives		$8.4	$(7.5)	$13.6	$(10.7)
(1)As of June 30, 2025, and December 31, 2024, we had open derivative positions representing 14,949,800 and 18,471,700 barrels, respectively, of crude oil and refined petroleum products. Additionally, as of June 30, 2025, we had no open derivative positions representing natural gas products. We had 1,495,000 open derivative positions of natural gas products as of December 31, 2024.
(2)As of June 30, 2025, and December 31, 2024, we had open RINs commitment contracts representing 96,562,300 and 36,000,000 RINs, respectively.
(3)As of June 30, 2025, and December 31, 2024, $9.0 million and $7.5 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our non-trading commodity derivatives and RINs commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions) (3):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Losses) gains on hedging derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$(3.3)	$(7.5)	$12.0	$(29.2)
Losses on interest rate derivatives not designated as hedging instruments recognized in interest expense, net (2)	(0.6)	—	(2.9)	—
Total (losses) gains	$(3.9)	(7.5)	$9.1	$(29.2)
(1) (Losses) gains on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized (losses) of $(6.3) million and $(4.7) million for the three and six months ended June 30, 2025, respectively, and $(0.2) million and $(9.2) million for the three and six months ended June 30, 2024, respectively.
(2) Losses on interest rate derivatives that are economic hedges but not designated as hedging instruments include unrealized losses of $(1.8) million and $(5.2) million for the three and six June 30, 2025, respectively. There were no unrealized gains (losses) on interest rate derivatives that are economic hedges but not designated as hedging instruments for the three and six June 30, 2024.
(3)    See the separate table below for disclosures about "trading derivatives".

28 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Total gains (losses) on our trading derivatives (none of which were designated as hedging instruments) recorded in other operating income, net on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Trading Physical Forward Contract Commodity Derivatives
Realized gains (losses)	$—	$0.1	$—	$(0.1)
Unrealized gains (losses)	—	—	—	—
Total	$—	$0.1	$—	$(0.1)

12. Fair Value Measurements
Our assets and liabilities that are measured at fair value include commodity derivatives, interest rate derivatives, investment commodities, environmental credits obligations, and our Inventory Intermediation Agreement. ASC 820, Fair Value Measurements ("ASC 820") requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants.
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
Our interest rate swaps are valued based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current SOFR rate and a forward SOFR curve, along with other observable market inputs and are, therefore, classified as Level 2.
Our environmental credits obligation includes the Consolidated Net RINs Obligation, as well as other environmental credit obligation positions subject to fair value accounting pursuant to our accounting policy. The environmental credits obligation is categorized as Level 2, if measured at fair value either directly through observable inputs or indirectly through market-corroborated inputs, and gains (losses) related to changes in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income. With respect to our Consolidated Net RINs Obligation, we recognized gains (losses) of $(5.2) million and $(6.3) million on changes in fair value for the three and six months ended June 30, 2025, respectively, primarily attributable to changes in the market prices of the underlying credits that occurred at the end of the quarter. There were $0.3 million changes in fair value for the three and six months ended June 30, 2024.
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
The fair value of the Delek Logistics 2028 Notes is measured based on quoted market prices in an active market, defined as Level 1 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $400.0 million and $402.1 million, respectively, as of June 30, 2025, and $400.0 million and $399.1 million, respectively, at December 31, 2024.

29 |

Notes to Condensed Consolidated Financial Statements (unaudited)
In addition, the fair value of the Delek Logistics 2029 Notes is measured based on quoted market prices in an active market, defined as Level 1 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $1,050.0 million and $1,091.0 million, respectively, as of June 30, 2025, and $1,050.0 million and $1,086.9 million, respectively, at December 31, 2024.
Also, the fair value of the Delek Logistics 2033 Notes is measured based on quoted market prices in an active market, defined as Level 1 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $700.0 million and $697.4 million, respectively, as of June 30, 2025.
The fair value approximates the historical or amortized cost basis comprising our carrying value for all other financial instruments and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$25.0	$—	$25.0
Interest rate swap derivatives	—	3.0	—	3.0
RINs commitment contracts	—	3.7	—	3.7
Total assets	—	31.7	—	31.7
Liabilities
Commodity derivatives	—	(32.3)	—	(32.3)
Interest rate swap derivatives	—	(5.0)	—	(5.0)
RINs commitment contracts	—	(2.5)	—	(2.5)
Environmental credits obligation deficit	—	(120.4)	—	(120.4)
Inventory Intermediation Agreement obligation	—	(388.4)	—	(388.4)
Total liabilities	—	(548.6)	—	(548.6)
Net liabilities	$—	$(516.9)	$—	$(516.9)

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$24.9	$—	$24.9
Interest rate swap derivatives	—	8.3	—	8.3
RINs commitment contracts	—	0.3	—	0.3
Total assets	—	33.5	—	33.5
Liabilities
Commodity derivatives	—	(27.4)	—	(27.4)
Interest rate derivatives	—	(5.1)	—	(5.1)
RINs commitment contracts	—	(5.6)	—	(5.6)
Environmental credits obligation deficit	—	(30.6)	—	(30.6)
Inventory Intermediation Agreement obligation	—	(408.7)	—	(408.7)
Total liabilities	—	(477.4)	—	(477.4)
Net liabilities	$—	$(443.9)	$—	$(443.9)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of June 30, 2025, and December 31, 2024, $9.0 million and $7.5 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 11 for further information regarding derivative instruments.
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

30 |

Notes to Condensed Consolidated Financial Statements (unaudited)
During the second quarter of 2025, we recognized an impairment of $8.6 million related to two equity investments recorded within other non-current assets on the condensed consolidated balance sheets. Our estimated fair value of the investments as of June 30, 2025, was based on additional funding at lower valuations. The impairment is included in other expense (income), net on the condensed consolidated statements of income.

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
As of June 30, 2025, we have recorded an environmental liability of approximately $35.8 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $4.0 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2039, although some costs may extend up to 25 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in the recognition of additional remediation liabilities.
On June 27, 2024, we settled a dispute that was in litigation related to a property that we historically operated as an asphalt and marine fuel terminal both as an owner and, subsequently, as a lessee under an in-substance lease agreement (the “License Agreement”). The settlement included the purchase of the property for $10.0 million and $42.0 million for settlement of the litigation for a total of $52.0 million. The total settlement was comprised of $24.0 million of cash paid at closing and a promissory note for $28.0 million to be paid in three equal installments of $9.3 million on each of April 1, 2025, April 1, 2026, and April 1, 2027, plus accrued interest. The settlement charge was recorded in other operating income, net in the condensed consolidated statements of income.
The License Agreement, which provided us the license to continue operating our asphalt and marine fuel terminal operations on the property for a term of ten years and expired in June 2020, also ascribed a contractual noncontingent indemnification guarantee to certain of our wholly-owned subsidiaries related to certain incremental environmental remediation activities, predicated on the completion of certain property development activities ascribed to the lessor was formally terminated in the settlement. As a result of the termination of the License Agreement, we are no longer obligated to remove equipment from the property for certain development activities and as a result we have reversed the $17.9 million asset retirement obligation recorded in connection with the Delek/Alon Merger, effective July 1, 2017, since we own the property and intend to operate the property as an asphalt and marine fuel terminal and there was no remaining basis in the equipment. Additionally, as a result of the settlement, we reduced the non-contingent guarantee and environmental liability to $1.0 million since our risk of a contingent guarantee was eliminated and determined it appropriate to retain an accrual based on what we can reasonably estimate as the cost of the initial steps once operations cease or a cleanup is ordered. Total net gain from the property settlement was $53.4 million and was recorded in other operating income, net in the condensed consolidated statements of income for the three and six months ended June 30, 2024.

31 |

Notes to Condensed Consolidated Financial Statements (unaudited)
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
Other Losses and Contingencies
Delek maintains property damage insurance policies which have varying deductibles. Delek also maintains business interruption insurance policies, with varying coverage limits and waiting periods. Covered losses in excess of the deductible and outside of the waiting period are recoverable under the property and business interruption insurance policies.
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
14. Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), we generally use an estimated annual tax rate to record income taxes. For interim financial reporting, except in specified cases, the quarterly income tax provision aligns with the estimated annual tax rate, updated each quarter based on revised full-year pre-tax book earnings. In certain situations, the estimated annual tax rate may distort the interim income tax provision due to significant permanent differences. In such cases, the interim income tax provision is based on the year-to-date effective tax rate, adjusting for permanent differences proportionally. In the three and six months ended June 30, 2025, income taxes were calculated based on the estimated annual effective tax rate versus the year-to-date effective tax rate. In the three and six months ended June 30, 2024, income taxes were calculated based on the estimated annual tax rate. Our effective tax rate for continuing operations was 13.6% and 17.1% for the three and six months ended June 30, 2025, respectively, and 20.7% and 20.9% for the three and six months ended June 30, 2024, respectively. The difference between the effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was primarily due to a decrease in quarter to date pre-tax earnings and the impact of fixed dollar favorable permanent adjustments on the quarter.

On July 4, 2025, the president of the United States signed into law Public Law No. 119-21 H.R.1, commonly known as the “One Big Beautiful Bill Act” ("OBBBA"). The OBBBA includes several significant provisions for corporations, including interest deductibility, research and experimentation expensing, and immediate deduction of capital expenditures. The Company is still evaluating the legislation and its impact on the financial statements.

15. Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 7). Transactions with our related parties were as follows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues (1)	$36.3	$39.5	$57.4	$61.5
Cost of materials and other (2)	$42.9	$48.2	$86.6	$106.0
(1)Consists primarily of asphalt sales which are recorded in the refining segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

32 |

Notes to Condensed Consolidated Financial Statements (unaudited)
16. Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	June 30, 2025	December 31, 2024
Prepaid expenses	$80.1	$69.2
Short-term derivative assets (see Note 11)	8.4	8.8
Income and other tax receivables	6.5	6.7
Other	6.8	0.8
Total	$101.8	$85.5

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	June 30, 2025	December 31, 2024
Product financing agreements	$335.0	$185.9
Crude purchase liabilities	244.1	193.9
Consolidated Net RINs Obligation deficit (see Note 12)	120.4	30.6
Income and other taxes payable	90.5	101.1
Employee costs	60.9	43.2
Deferred revenue	10.3	6.9
Short-term derivative liabilities (see Note 11)	2.5	5.6
Other	92.3	82.3
Total	$956.0	$649.5

17. Restructuring and Other Charges
During the fiscal year 2022, we initiated a cost optimization plan to improve efficiencies and align our workforce with strategic activities and operations. The recorded costs include an accrual of $1.1 million and $10.4 million as of June 30, 2025, and December 31, 2024, respectively.
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

33 |

Notes to Condensed Consolidated Financial Statements (unaudited)
The detail of restructuring costs is as follows (in millions):

		Three Months Ended June 30, 2025
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees, severance costs and equity based compensation	General and administrative expenses	$—	$—	$22.1	$22.1
Severance costs and equity based compensation	Operating expenses	—	—	3.4	3.4
Total		$—	$—	$25.5	$25.5

		Three Months Ended June 30, 2024
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees and severance costs	General and administrative expenses	$—	$—	$0.1	$0.1
Severance costs	Operating expenses	0.4	—	—	0.4
Impairment	Asset impairment	22.1	—	—	22.1
Total		$22.5	$—	$0.1	$22.6

		Six Months Ended June 30, 2025
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees, severance costs and equity based compensation	General and administrative expenses	$—	$—	$29.6	$29.6
Severance costs and equity based compensation	Operating expenses	0.3	—	4.0	4.3
Total		$0.3	$—	$33.6	$33.9

		Six Months Ended June 30, 2024
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees and severance costs	General and administrative expenses	$—	$—	$3.3	$3.3
Severance cost	Operating expenses	0.4	—	—	0.4
Impairment	Asset impairment	22.1	—	—	22.1
Total		$22.5	$—	$3.3	$25.8

18. Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 and Alon USA Energy, Inc. 2005 Long-Term Incentive Plans (collectively, the "Incentive Plans")
Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $6.1 million and $12.0 million for the three and six months ended June 30, 2025, respectively, and $6.4 million and $12.6 million for the three and six months ended June 30, 2024, respectively, and are included in general and administrative expenses and operating expenses in the accompanying condensed consolidated statements of income. These amounts exclude amounts related to discontinued operations of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, there was $45.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.

34 |

Notes to Condensed Consolidated Financial Statements (unaudited)
We issued net shares of common stock of 415,334 and 476,484 as a result of exercised or vested equity-based awards during the three and six months ended June 30, 2025, respectively, and 402,665 and 447,039 for the three and six months ended June 30, 2024, respectively. These amounts are net of 167,910 and 193,640 shares withheld to satisfy employee tax obligations related to the exercises and vesting during the three and six months ended June 30, 2025, respectively, and 167,658 and 203,092 shares during the three and six months ended June 30, 2024, respectively.
19.  Shareholders' Equity
Dividends
For 2025, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
February 18, 2025	$0.255	March 3, 2025	March 10, 2025
April 29, 2025	$0.255	May 12, 2025	May 19, 2025
July 30, 2025	$0.255	August 11, 2025	August 18, 2025

Stock Repurchase Program
Our Board of Directors has authorized a share repurchase program under which repurchases of Delek common stock may be executed through open market transactions or privately negotiated transactions, in accordance with applicable securities laws. The timing, price and size of repurchases are made at the discretion of management and will depend on prevailing share prices, general economic and market conditions and other considerations. The authorization has no expiration date. During the three and six months ended June 30, 2025, 685,050 and 2,694,470, respectively, shares of our common stock were repurchased and cancelled at the time of the transaction for a total of $12.9 million and $44.4 million, respectively. No shares were repurchased for the three and six months ended June 30, 2024. As of June 30, 2025, there was $499.1 million of authorization remaining under Delek's aggregate stock repurchase program.
Subsequent to June 30, 2025, we made repurchases of 342,345 shares of our common stock that were cancelled at the time of transaction for approximately $7.9 million.

35 |

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
Delek US Holdings, Inc. is a registrant pursuant to the Securities Act of 1933, as amended ("Securities Act") and is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "DK". Unless otherwise noted or the context requires otherwise, the terms "we," "our," "us," "Delek" and the "Company" are used in this report to refer to Delek US Holdings, Inc. and its consolidated subsidiaries for all periods presented. You should read the following discussion of our financial condition and results of operations in conjunction with our historically condensed consolidated financial statements and notes thereto.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, statements that refer to the acquisition of H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC ("H2O Midstream") (the "H2O Midstream Acquisition") and the acquisition of Gravity Water Intermediate Holdings LLC ("Gravity") (the "Gravity Acquisition"), including any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the outbreak of a pandemic and its impact on oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning possible future results of operations, business and growth strategies, including as the same may be impacted by any ongoing military conflict, such as the war between Russia and Ukraine ("the Russia-Ukraine War"), the conflict between Israel and Hamas (the "Israel-Hamas War"), and the conflict between Israel and Iran (the "Israel-Iran War"), financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions or dispositions, including the sale of our retail fuel and convenience stores (the "Retail Stores") to a subsidiary of Fomento Económico Mexicano, S.A.B. de C.V. (“FEMSA”), statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
•our ability to execute our long-term sustainability strategy and growth through acquisitions and dispositions such as the sale of our Retail Stores, the Gravity Acquisition, the H2O Midstream Acquisition, and joint ventures, including our ability to successfully integrate acquisitions, complete strategic transactions, safety initiatives and capital projects, realize expected synergies, cost savings and other benefits therefrom, return value to shareholders, or achieve operational efficiencies;
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
•general economic and business conditions affecting the southern, southwestern and western United States ("U.S."), particularly levels of spending related to travel and tourism;
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

36 |

Management's Discussion and Analysis
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
•impacts of global conflicts such as the Israel-Iran War, the Israel-Hamas War and the Russia-Ukraine War;
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

37 |

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
Business and Economic Environment Overview
Our focus on safe and reliable operations is a pillar which underlines all of our business activities. We continue to identify opportunities to mitigate market risk and focus on efforts that improve our overall cost structure while not compromising operational excellence. During the first half of 2025, we continued to make progress on our "sum of the parts" efforts. Our logistics segment (or "Logistics") successfully closed the Gravity Acquisition which includes integrated full-cycle water systems in the Permian Basin, in addition to produced water gathering, and transportation assets in the Bakken, and along with the H2O Midstream Acquisition, provide a strong opportunity for integrated crude and water services to Delek Logistics customers. This acquisition represents another significant step in Delek Logistics' commitment of being a full suite crude, gas and water midstream services provider in the Permian Basin in addition to diversifying our logistics customer base to include more third-party customers. The Gravity Acquisition has become immediately accretive, delivering incremental contribution margin and cash flows. During the second quarter of 2025, we entered into additional agreements with Delek Logistics which put additional midstream commercial activities in Delek Logistics and will bring refining related activities and assets back to our refining segment (or "Refining"). Additionally, these transactions increased consolidated financial availability by approximately $250 million. Delek Logistics also sold $700.0 million of 7.325% Senior Notes due 2033, at par during the second quarter of 2025. Net proceeds were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility providing Delek Logistics with $1.1 billion of availability on the facility providing further financial flexibility.
During the second quarter of 2025, the Refining segment provided higher margins than the first quarter of 2025 and the prior year second quarter due to increased crack spreads. Crack spreads were higher during the second quarter of 2025 than the prior twelve months. Our disciplined approach to cost control, coupled with a focus on our enterprise optimization plan ("EOP") margin enhancements, supported earnings before interest, taxes, depreciation and amortization ("EBITDA") growth and improved cash flow, while our capital deployment remained aligned with our strategic priorities. The domestic West Texas Intermediate ("WTI") differentials compared to Brent continued to be favorable, and the WTI Midland to Cushing differential contracted favorably during the second quarter of 2025. The increased refining margins compared to the second quarter of 2024 continues to demonstrate that demand for refined products continues to be strong. Logistics continued to contribute strong results driven by incremental contributions from H2O Midstream and Gravity. We will continue to execute on our priorities of running safe and reliable operations, making further progress on our "sum of the parts" efforts, and delivering shareholder value while maintaining our financial strength and flexibility.
The near term economic outlook still has uncertainty with the introduction of widespread tariffs by the U.S., geopolitical instability and commodity market volatility. The uncertainty surrounding trade negotiations and the potential for further expansion of tariffs have contributed to increased market and commodity volatility and potential economic downturns. As a result, we continue to progress our business transformation focused on enterprise-wide opportunities to improve the efficiency of our cost structure. We continued to advance our strategic initiatives aimed at long-term value creation. This includes the progress made on our EOP. During 2024, we announced a new EOP which includes initiatives that are focused on improving our financial health and ability to generate cash flows. The EOP includes leaner costs including lower general and administrative expenses, lower operating expenses specifically at the Big Spring Refinery and Krotz Springs Refinery and lowering interest expense. At the El Dorado Refinery our EOP is focused on margin improvement through enhanced logistics, reduced costs, higher quality product slate, and new products producing higher yields. The EOP also includes stronger margins including accretive minimal capital projects in our Refining segment and commercial improvements including market optionality, improved product slate and optimization. By executing on our initiatives to optimize our cost structure, we are positioning the Company in the event of lower crack spreads and volatility in the commodity markets.
We want to reward our shareholders with a disciplined and balanced capital allocation framework. As we strengthen our relative financial position, we believe a balanced approach between shareholder returns and balance sheet improvement is appropriate. As of June 30, 2025, we returned $75.8 million of capital in 2025 to shareholders through dividends and share buybacks and returned another $7.9 million through share buybacks in July of 2025.
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

38 |

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
Delek Logistics
On May 1, 2025, we transferred the Delek Permian Gathering purchasing and blending activities to Delek Logistics (the "DPG Dropdown”). In connection with the DPG Dropdown, Delek Logistics will assume all of the rights and obligations to purchase crude oil under certain contracts associated with Delek Logistics’ existing Midland Gathering System. Total consideration included the cancellation of $58.8 million in payables owed to Delek Logistics.
On May 1, 2025, we entered into a termination agreement with Delek Logistics to terminate, in its entirety, the East Texas Marketing Agreement effective as of January 1, 2026.
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
Delek Logistics Debt Agreement
On June 30, 2025, Delek Logistics sold $700.0 million in aggregate principal amount of 7.325% Senior Notes due 2033 (the “Delek Logistics 2033 Notes”), at par. Net proceeds were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
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
During the second quarter of 2024, we realigned our reportable segments for financial reporting purposes to reflect changes in the manner in which our chief operating decision maker, or CODM, assesses financial information for decision-making purposes. The change represents reporting the operating results of our 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S. within the refining segment. Prior to this change, these operating results were reported as part of corporate, other and eliminations. While this reporting change did not change our consolidated results, segment data for previous years has been restated and is consistent with the current year presentation.

39 |

Management's Discussion and Analysis
Operations that are not specifically included in the reportable segments are included in Corporate, Other and Eliminations, which consist of our corporate activities, results of certain immaterial operating segments, including our Canadian crude trading operations and intercompany eliminations.

Refining Overview
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 bpd as of June 30, 2025. A high-level summary of the refinery activities is presented below:

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

Logistics Overview
Our logistics segment gathers, transports and stores crude oil and natural gas; markets, distributes, transports and stores refined products; and disposes and recycles water in select regions of the southeastern United States, West Texas, New Mexico and North Dakota for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics (NYSE: DKL), where we owned a 63.3% interest at June 30, 2025. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's gathering and processing business owns or leases capacity on approximately 398 miles of crude oil transportation pipelines, approximately 406 miles of refined product pipelines, and an approximately 1,400-mile crude oil gathering system of which 489 miles is decommissioned. In addition, this segment also includes water disposal and recycling operations, located in the Delaware Basin of New Mexico, the Midland Basin of Texas and the Bakken Basin of North Dakota. The storage and transportation business owns or leases associated crude oil storage tanks. The logistics segment has an aggregate of approximately 11.2 million barrels of active shell capacity. It also owns and operates nine light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 161 tractors and 306 trailers used to haul primarily crude oil and other products for related and third parties.

40 |

Management's Discussion and Analysis

Strategic Objectives
It is vitally important that our strategic objectives, especially in view of the evolutionary direction of our macroeconomic and geopolitical environment, involve a process of continuous evaluation of our business model in terms of cost structure, as well as long-term economic and operational sustainability. More consolidation in our industry is expected from increased cost pressures due in part to the regulatory environment continuing to move towards reducing carbon emissions and transitioning to renewable energy in the long-term. However, we believe we are uniquely positioned as a leader in operating and excelling in niche markets and could continue capitalizing on our niche position by being the supplier of choice in our markets.

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

Strategic Initiatives
For 2025, we will continue to focus on furthering our "sum of the parts" efforts, focusing on the following:
•Execute on our strategic initiatives, which may include opportunities to monetize our investment in Delek Logistics. The goal being to help unlock value embedded in the Delek valuation, along with deconsolidating Delek Logistics by reducing Delek's ownership in Delek Logistics.
•Identify and evaluate investment opportunities that fit our sustainability view and integrate into our current asset footprint, including strategic investments or joint ventures in renewables or carbon capture and incubator investments in new technologies.

41 |

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
✓
Increasing Shareholder Value by Executing Buybacks:
During the six months ended June 30, 2025, 2,694,470 shares of our common stock were repurchased and cancelled at the time of the transaction for a total of $44.4 million. As of June 30, 2025, there was $499.1 million of authorization remaining under Delek's aggregate stock repurchase program.
✓
Monetizing Our Investment in Delek Logistics:
On February 24, 2025, we entered into a Common Unit Purchase Agreement with Delek Logistics (the “Common Unit Purchase Agreement”) whereby Delek Logistics may repurchase common units from time to time from us in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026. During the six months ended June 30, 2025, 243,075 common units were repurchased from us and cancelled at the time of the transaction for a total of $10.0 million. As of June 30, 2025, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
		✓	✓
Expanding Delek Logistics' Natural Gas Processing Capability:
In April 2025, Delek Logistics began commissioning its new natural gas processing plant adjacent to its plant in the Permian Basin. The new plant has a capacity of approximately 110 MMcf/d and aims to meet the rising demand for natural gas in the region. This expansion project will also increase Delek Logistics' third party revenue. Expected annual EBITDA is estimated to be approximately $40.0 million attributable to Delek Logistics.
✓
Executing Strategic Transactions with Delek Logistics:
On May 1, 2025, we entered into additional agreements with Delek Logistics, which among other things, transfers the Delek Permian Gathering purchasing and blending activities to Delek Logistics including all of our rights and obligations to purchase crude oil under certain contracts associated with Delek Logistics’ existing Midland Gathering System and brings back the El Dorado rail facility assets to the Refining Segment on January 1, 2026, subject to certain closing conditions as set forth in the El Dorado Purchase Agreement. These transactions put additional midstream commercial activities in Delek Logistics and bring refining related activities and assets back to the Refining Segment. Additionally, these transactions increase consolidated financial availability by approximately $250 million.

		✓	✓
Extending Long Term Debt Maturities:
On June 30, 2025, Delek Logistics and its wholly owned subsidiary Delek Logistics Finance Corp. (“Finance Corp.” and together with Delek Logistics, the “Co-issuers”), sold $700.0 million in aggregate principal amount of the Co-issuers 7.325% Senior Notes due 2033, at par. Net proceeds were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility providing Delek Logistics with $1.1 billion of availability on the facility as of June 30, 2025.
✓

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
We have positioned the Company to continue to run safely, reliably and environmentally responsibly while leveraging our Delek Logistics business. Crack spreads have increased two consecutive quarters since Q4 2024 providing the highest crack spreads since the first quarter of 2024. Many uncertainties remain in 2025 with respect to the global supply and demand of the crude oil and refined products markets and it is difficult to predict the ultimate economic impacts this may have on our operations. We expect refining capacity rationalization to lower refined products inventory and crude oil demand to continue to rise. These factors will help absorb the recent additions in global supply and balance the market over the next 6 to 12 months. However, U.S. policy changes and escalating conflicts in the Middle East could potentially result in supply disruptions or further volatility in crude oil prices.
See below for further discussion on how certain key market trends impact our operating results.

Crude Prices
WTI crude oil represents the largest component of our crude slate at all of our refineries and can be sourced through our gathering channels or optimization efforts from Midland, Texas, Cushing, Oklahoma or other locations. We manage our supply chain risk to ensure that we have the barrels to meet our crude slate consumption plan for each month through gathering supply contracts and throughput agreements on various strategic pipelines, some of which include those where we hold equity method investments. We manage market price risk on crude oil through financial derivative hedges, in accordance with our risk management strategies.
The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods in 2024 and for the two quarterly periods in 2025.

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

43 |

Management's Discussion and Analysis
The chart below illustrates the key differentials impacting our refining operations, including WTI Cushing to Brent, WTI Midland to WTI Cushing, and Louisiana Light Sweet crude oil ("LLS") to WTI Cushing for each of the quarterly periods in 2024 and for the two quarterly periods in 2025.

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

44 |

Management's Discussion and Analysis
The charts below illustrate the quarterly average prices of Gulf Coast Gasoline ("CBOB"), U.S. High Sulfur Diesel ("HSD") and U.S. Ultra Low Sulfur Diesel ("ULSD") for each of the quarterly periods in 2024 and for the two quarterly periods in 2025.

Crack Spreads
Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks/crude oil and the resultant refined products. Generally, a crack spread represents the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel.
The table below reflects the quarterly average Gulf Coast 5-3-2 ULSD, 3-2-1 ULSD and 2-1-1 HSD/LLS crack spreads for each of the quarterly periods in 2024 and for the two quarterly periods in 2025.

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
The chart below illustrates the volatility in RINs for each of the quarterly periods in 2024 and for the two quarterly periods in 2025.

Energy Costs
Energy costs are a significant element of our refining segment's earnings before interest, taxes, depreciation and amortization ("Refining EBITDA") and can significantly impact our ability to capture crack spreads, with natural gas representing the largest component. Natural gas prices are driven by supply-side factors such as the amount of natural gas production, level of natural gas in storage and import and export activity, while demand-side factors include variability of weather, economic growth and the availability and price of other fuels. Refiners and other large-volume fuel consumers may be more or less susceptible to volatility in natural gas prices depending on their consumption levels as well as their capabilities to switch to more economical sources of fuel/energy. Additionally, geographic location of facilities makes consumers vulnerable to price differentials of natural gas available at different supply hubs. Within Delek’s geographic footprint, we source the majority of our natural gas from the Gulf Coast, and secondarily from the Permian, coinciding with the physical locations of our refineries. We manage our risk around natural gas prices by entering into variable and fixed-price supply contracts in both the Gulf and Permian Basin or by entering into derivative hedges based on forecasted consumption and forward curve prices, as appropriate, in accordance with our risk policy.
The chart below illustrates the quarterly average prices of Waha (Permian Basin) and Henry Hub (Gulf Coast) per million British Thermal Units ("MMBtu") for each of the quarterly periods in 2024 and for the two quarterly periods in 2025.

46 |

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

47 |

Management's Discussion and Analysis
Non-GAAP Reconciliations
The following table provides a reconciliation of segment EBITDA to the most directly comparable U.S. GAAP measure, net (loss) income attributable to Delek:
Reconciliation of segment EBITDA to net loss attributable to Delek (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Refining segment EBITDA	$95.1	$17.3	$78.9	$122.4
Logistics segment EBITDA	90.1	100.6	175.6	200.3
Segment EBITDA attributable to Delek	$185.2	$117.9	$254.5	$322.7

Corporate expenses, eliminations and other	124.9	5.6	218.0	74.4
Interest expense, net	85.9	77.6	170.0	165.3
Income tax benefit	(14.1)	(8.8)	(50.9)	(16.4)
Depreciation and amortization	94.1	88.4	195.4	180.1
(Income) loss from discontinued operations, net of tax	0.8	(7.7)	1.1	(10.9)
Net loss attributable to Delek	$(106.4)	$(37.2)	$(279.1)	$(69.8)

The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin (in millions)

Refining Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2023	2025	2024
Total revenues	$2,716.8	$3,307.2	$5,325.1	$6,415.5
Cost of sales	2,695.5	3,356.4	5,396.4	6,423.5
Gross margin	$21.3	$(49.2)	$(71.3)	$(8.0)
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	150.5	148.6	308.6	314.4
Depreciation and amortization	66.5	57.4	138.4	118.8
Refining margin	$238.3	$156.8	$375.7	$425.2

48 |

Management's Discussion and Analysis
Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions):

Summary Statement of Operations Data (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$2,764.6	$3,308.1	$5,406.5	$6,436.1
Cost of sales:
Cost of materials and other	2,415.0	3,025.5	4,814.5	5,758.4
Operating expenses (excluding depreciation and amortization presented below)	209.8	185.1	420.9	398.9
Depreciation and amortization	87.6	80.7	182.6	167.1
Total cost of sales	2,712.4	3,291.3	5,418.0	6,324.4
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	2.2	0.9	3.5	2.0
General and administrative expenses	76.6	60.2	138.1	121.2
Depreciation and amortization	6.5	7.7	12.8	13.0
Asset impairment	—	22.1	—	22.1
Other operating expense (income), net	0.4	(78.7)	(6.6)	(80.4)
Total operating costs and expenses	2,798.1	3,303.5	5,565.8	6,402.3
Operating (loss) income	(33.5)	4.6	(159.3)	33.8
Interest expense, net	85.9	77.6	170.0	165.3
Income from equity method investments	(22.2)	(30.4)	(35.5)	(52.3)
Other expense (income), net	6.2	—	4.6	(0.6)
Total non-operating expenses, net	69.9	47.2	139.1	112.4
Loss from continuing operations before income tax benefit	(103.4)	(42.6)	(298.4)	(78.6)
Income tax benefit	(14.1)	(8.8)	(50.9)	(16.4)
Loss from continuing operations, net of tax	(89.3)	(33.8)	(247.5)	(62.2)
Discontinued operations:
(Loss) income from discontinued operations	(1.0)	8.8	(1.4)	12.4
Income tax (benefit) expense	(0.2)	1.1	(0.3)	1.5
(Loss) income from discontinued operations, net of tax	(0.8)	7.7	(1.1)	10.9
Net loss	(90.1)	(26.1)	(248.6)	(51.3)
Net income attributed to non-controlling interests	16.3	11.1	30.5	18.5
Net loss attributable to Delek	$(106.4)	$(37.2)	$(279.1)	$(69.8)
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

49 |

Management's Discussion and Analysis
Results of Operations
Consolidated Results of Operations — Comparison of the Three and Six Months Ended June 30, 2025 versus the Three and Six Months Ended June 30, 2024
Net Loss
Q2 2025 vs. Q2 2024
Consolidated net loss for the second quarter of 2025 was $90.1 million compared to net loss of $26.1 million for the second quarter of 2024. Consolidated net loss attributable to Delek for the second quarter of June 30, 2025 was $106.4 million, or $(1.76) per basic share, compared to a net loss of $37.2 million, or $(0.58) per basic share, for the second quarter 2024. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.
YTD 2025 vs. YTD 2024
Consolidated net loss for the six months ended June 30, 2025 was $248.6 million compared to a net loss of $51.3 million for the six months ended June 30, 2024. Consolidated net loss attributable to Delek for the six months ended June 30, 2025 was $279.1 million, or $(4.55) per basic share, compared to a loss of $69.8 million, or $(1.09) per basic share, for the six months ended June 30, 2024. Explanations for significant drivers impacting net loss as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
Q2 2025 vs. Q2 2024
In the second quarter of 2025 and 2024, we generated net revenues of $2,764.6 million and $3,308.1 million, respectively, a decrease of $543.5 million, or 16.4%. The decrease in net revenues was primarily driven by the following factors:
•in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 15.2%, ULSD of 14.8% and U.S. Gulf Coast HSD of 2.1% and decreased sales volume (including purchased products); and
•in our logistics segment, decreased revenue of $18.4 million in our West Texas marketing operations.
These decreases were partially offset by the following:
•incremental revenue associated with the H2O Midstream Acquisition and Gravity Acquisition of $15.3 million and $24.0 million, respectively.
YTD 2025 vs. YTD 2024
We generated net revenues of $5,406.5 million and $6,436.1 million during the six months ended June 30, 2025 and 2024, respectively, a decrease of $1,029.6 million, or 16.0%. The decrease in net revenues was primarily due to the following:
•in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 13.3% and ULSD of 13.4% and decreased sales volumes (including purchased products), partially offset by an increase in the average price of U.S. Gulf Coast HSD of 3.1%; and
•in our logistics segment, decreased revenue of $21.1 million in our West Texas marketing operations.
These decreases were partially offset by the following:
•incremental revenue associated with the H2O Midstream Acquisition and Gravity Acquisition of $31.8 million and $46.8 million, respectively.

Total Operating Costs and Expenses
Cost of Materials and Other
Q2 2025 vs. Q2 2024
Cost of materials and other was $2,415.0 million for the second quarter of 2025 compared to $3,025.5 million for the second quarter of 2024, a decrease of $610.5 million, or 20.2%. The net decrease in cost of materials and other was primarily driven by the following:
•decreases in cost of crude oil feedstocks at the refineries, including a 21.1% decrease in the average cost of WTI Cushing crude oil and a 21.2% decrease in the average cost of WTI Midland crude oil and a decrease in sales volume (including purchased products).
These decreases were partially offset by the following:
•incremental costs associated with the H2O Midstream Acquisition and Gravity Acquisition; and
•an increase in RINs pricing.

50 |

Management's Discussion and Analysis
YTD 2025 vs. YTD 2024
Cost of materials and other was $4,814.5 million for the six months ended June 30, 2025, compared to $5,758.4 million for six months ended June 30, 2024, a decrease of $943.9 million, or 16.4%. The net decrease in cost of materials and other primarily related to the following:
•a decrease in the cost of crude oil feedstocks at the refineries, including a 14.4% decrease in the average cost of WTI Cushing crude oil and a 14.6% decrease in the average cost of WTI Midland crude oil and decreased sales volume (including purchased products).
These decreases were partially offset by the following:
•incremental costs associated with the H2O Midstream Acquisition and Gravity Acquisition; and
•an increase in RINs pricing.
Operating Expenses
Q2 2025 vs. Q2 2024
Operating expenses (included in both cost of sales and other operating expenses) were $212.0 million for the second quarter of 2025 compared to $186.0 million for the second quarter of 2024, an increase of $26.0 million, or 14.0%. The increase in operating expenses was primarily driven by the following:
•an increase in natural gas costs;
•an increase in employee costs;
•an increase in maintenance costs; and
•incremental expenses associated with the H2O Midstream Acquisition and Gravity Acquisition.
These increases were partially offset by the following:
•a decrease in insurance costs; and
•a decrease in lease and rental costs.
YTD 2025 vs. YTD 2024
Operating expenses (included in both cost of sales and other operating expenses) were $424.4 million for the six months ended June 30, 2025 compared to $400.9 million in six months ended June 30, 2024, an increase of $23.5 million, or 5.9%. The increase in operating expenses was primarily driven by the following:
•an increase in natural gas costs;
•an increase in employee costs;
•an increase in maintenance costs; and
•incremental expenses associated with the H2O Midstream Acquisition and Gravity Acquisition.
These increases were partially offset by the following:
•a decrease in insurance costs; and
•a decrease in lease and rental costs.
General and Administrative Expenses
Q2 2025 vs. Q2 2024
General and administrative expenses were $76.6 million for the second quarter of 2025 compared to $60.2 million for the second quarter of 2024, an increase of $16.4 million, or 27.2%. The increase was primarily driven by increased restructuring costs and incentive compensation offset by decreases in employee costs.
YTD 2025 vs. YTD 2024
General and administrative expenses were $138.1 million for the six months ended June 30, 2025 compared to $121.2 million in six months ended June 30, 2024, an increase of $16.9 million, or 13.9%. The increase was primarily driven by increased restructuring costs and incentive compensation offset by decreases in employee costs.

51 |

Management's Discussion and Analysis
Depreciation and Amortization
Q2 2025 vs. Q2 2024
Depreciation and amortization (included in both cost of sales and other operating expenses) was $94.1 million for the second quarter of 2025 compared to $88.4 million for the second quarter of 2024, an increase of $5.7 million, or 6.4%. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed and depreciation and amortization attributable to the H2O Midstream Acquisition and Gravity Acquisition.
YTD 2025 vs. YTD 2024
Depreciation and amortization (included in both cost of sales and other operating expenses) was $195.4 million for the six months ended June 30, 2025 compared to $180.1 million in 2024, an increase of $15.3 million, or 8.5%. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed and depreciation and amortization attributable to the H2O Midstream Acquisition and Gravity Acquisition.
Asset Impairment
Q2 2024 vs. Q2 2023
Asset impairment was $22.1 million for the three months ended June 30, 2024. We recorded $22.1 million asset impairment as a result of our second quarter 2024 decision to idle three biodiesel facilities, while exploring viable and sustainable alternatives. There was no asset impairment for the three months ended June 30, 2025.
YTD 2024 vs. YTD 2023
Asset impairment was $22.1 million for the six months ended June 30, 2024. We recorded $22.1 million asset impairment as a result of our second quarter 2024 decision to idle the biodiesel facilities, while exploring viable and sustainable alternatives. There was no asset impairment for the six months ended June 30, 2025.
Refer to Note 17 condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.
Other Operating Expense (Income), Net
Q2 2025 vs. Q2 2024
Other operating expense (income), net decreased by $79.1 million in the second quarter of 2025 to an expense of $0.4 million compared to income of $78.7 million in the second quarter of 2024. The decrease was primarily due to the following:
•for the three months ended June 30, 2024, we recorded a net gain of $53.4 million in the 2024 period related to a property settlement;
•for the three months ended June 30, 2024, we recorded a gain of $25.1 million related to insurance proceeds and other third party recoveries related to the 2021 El Dorado refinery fire and the 2022 Big Spring refinery fire related to property damage and business interruption claims related to the fire and freeze events that occurred in 2021; and
•for the three months ended June 30, 2024, we recorded a gain of $8.3 million related to Delek Logistics' eminent domain settlement while for the six months ended June 30, 2025, we recorded a gain of $4.3 related to Delek Logistics' eminent domain settlement.
These decreases were partially offset by the following:
•a decrease in hedge losses in the second quarter of 2025 compared to the second quarter of 2024 associated with our derivatives.
YTD 2025 vs. YTD 2024
Other operating income, net was $6.6 million and $80.4 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $73.8 million. The decrease was primarily driven by the following:
•for the six months ended June 30, 2024, we recorded a net gain of $53.4 million in the 2024 period related to a property settlement;
•for the six months ended June 30, 2024, we recorded a gain of $28.7 million related to insurance proceeds and other third party recoveries related to the 2021 El Dorado refinery fire, the 2021 freeze events and the 2022 Big Spring refinery fire related to property damage and business interruption claims, related to the fire and freeze events that occurred in 2021; and
•for the six months ended June 30, 2024, we recorded a gain of $8.3 million related to Delek Logistics' eminent domain settlement while for the six months ended June 30, 2025, we recorded a gain of $4.3 related to Delek Logistics' eminent domain settlement.

52 |

Management's Discussion and Analysis
Non-Operating Expenses, Net
Interest Expense, Net
Q2 2025 vs. Q2 2024
Interest expense, net increased by $8.3 million, or 10.7%, to $85.9 million in the second quarter of 2025 compared to $77.6 million in the second quarter of 2024, primarily driven by the following:
•an increase in net average borrowings outstanding (including the obligations under the inventory intermediation agreements which have an associated interest charge) of approximately $517.3 million in the second quarter of 2025 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the second quarter of 2024; and
•hedge losses associated with our interest rate swap.
The increase was partially offset by the following:
•a decrease in the average effective interest rate of 126 basis points in the second quarter of 2025 compared to the second quarter of 2024 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding).
YTD 2025 vs. YTD 2024
Interest expense, net was $170.0 million in the six months ended June 30, 2025, compared to $165.3 million for six months ended June 30, 2024, an increase of $4.7 million, or 2.8% primarily due to the following:
•an increase in net average borrowings outstanding (including the obligations under the inventory intermediation agreement which has an associated interest charge) of approximately $360.9 million during the six months ended June 30, 2025 (calculated as a simple average of beginning borrowings/obligation and ending borrowings/obligation for the period) compared to the six months ended June 30, 2024; and
•hedge losses associated with our interest rate swap.
This increase was partially offset by the following:
•a decrease in the average effective interest rate of 131 basis points during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding).
Results from Equity Method Investments
Q2 2025 vs. Q2 2024
We recognized income of $22.2 million from equity method investments during the second quarter of 2025, compared to $30.4 million for the second quarter of 2024, a decrease of $8.2 million. This decrease was primarily driven by the following:
•a decrease in income from our investment in W2W Holdings LLC to $5.9 million during the three months ended June 30, 2025 from $10.6 million in the three months ended June 30, 2024; and
•a decrease in income from our investment in Red River Pipeline Company LLC to $2.8 million during the three months ended June 30, 2025 from $5.5 million in the three months ended June 30, 2024.
YTD 2025 vs. YTD 2024
We recognized income from equity method investments of $35.5 million for the six months ended June 30, 2025, compared to $52.3 million for the six months ended June 30, 2024, a decrease of $16.8 million. This decrease was primarily driven by the following:
•a decrease in income from our investment in W2W Holdings LLC to $11.2 million during the six months ended June 30, 2025 from $20.0 million in the six months ended June 30, 2024; and
•a decrease in income from our investment in Red River Pipeline Company LLC to $5.0 million during the six months ended June 30, 2025 from $10.7 million in the six months ended June 30, 2024.
Other Expense (Income), net
Q2 2025 vs. Q2 2024
Other expense (income), net increase by $6.2 million, or 100.0%, to $6.2 million in the second quarter of 2025 compared to $0.0 million in the second quarter of 2024, primarily driven by the following:
•an impairment recognized on two investments held at cost within other non-current assets for $8.6 million.
Refer to Note 12 condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.

53 |

Management's Discussion and Analysis
YTD 2025 vs. YTD 2024
Other expense (income), net was $4.6 million of expense in the six months ended June 30, 2025, compared to $0.6 million of income for six months ended June 30, 2024, an increase of $5.2 million, or 866.7% primarily due to the following:
•an impairment recognized on two investments held at cost within other non-current assets for $8.6 million.
Refer to Note 12 condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.

Income Taxes
Q2 2025 vs. Q2 2024
For the second quarter of 2025, we recorded an income tax benefit of $14.1 million from continuing operations compared to an income tax benefit of $8.8 million from continuing operations for the second quarter of 2024, primarily driven by the following:
•an increase in pre-tax net loss of $60.8 million; and
•our effective tax rates were 13.6% and 20.7% for the three months ended June 30, 2025 and 2024, respectively, due to the impact of fixed dollar permanent differences on the tax rate and changes to valuation allowances on certain attributes.
YTD 2025 vs. YTD 2024
For the six months ended June 30, 2025, we recorded an income tax benefit of $50.9 million from continuing operations compared to an income tax benefit of $16.4 million from continuing operations for the six months ended June 30, 2024, primarily driven by the following:
•an increase in pre-tax net loss of $219.8 million; and
•our effective tax rates were 17.1% and 20.9% for the six months ended June 30, 2025 and 2024, respectively, due to the impact of fixed dollar favorable permanent differences and changes in valuation allowance on certain attributes when calculating an estimated annual effective tax rate.

Refer to Note 14 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.

54 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth selected information concerning our refining segment operations ($ in millions, except per barrel amounts):

Selected Refining Financial Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$2,716.8	$3,307.2	$5,325.1	$6,415.5
Cost of materials and other	2,478.5	3,150.4	4,949.4	5,990.3
Refining Margin	$238.3	$156.8	$375.7	$425.2

Operating expenses (excluding depreciation and amortization)	$150.5	$148.6	$308.6	$314.4

Refining segment EBITDA	$95.1	$17.3	$78.9	$122.4

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
Additionally, our margins are impacted by the pricing differentials of the various types and sources of crude oil we use at our refineries and their relation to product pricing. Our crude slate is predominantly comprised of WTI crude oil. Therefore, favorable differentials of WTI compared to other crude will favorably impact our operating results, and vice versa. Additionally, because of our gathering system presence in the Midland area and the significant source of crude specifically from that region into our network, a widening of the WTI Cushing less WTI Midland spread will favorably influence the operating margin for our refineries. Alternatively, a narrowing of this differential will have an adverse effect on our operating margins. Global product prices are influenced by the price of Brent, which is a global benchmark crude. Global product prices influence product prices in the U.S. As a result, our refineries are influenced by the spread between Brent and WTI Midland. The Brent less WTI Midland spread represents the differential between the average per barrel price of Brent crude oil and the average per barrel price of WTI Midland crude oil. A widening of the spread between Brent and WTI Midland will favorably influence our refineries' operating margins. Also, the Krotz Springs refinery is influenced by the spread between Brent and LLS. The Brent less LLS spread represents the differential between the average per barrel price of Brent and the average per barrel price of LLS crude oil. A discount in LLS relative to Brent will favorably influence the Krotz Springs refinery operating margin.
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

55 |

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

Refinery Statistics
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total Refining Segment
Days in period	91	91	181	182
Total sales volume - refined product (average bpd) (1)	315,259	320,514	305,132	313,541
Total production (average bpd)	311,298	311,957	298,505	302,340
Crude oil	304,831	303,177	288,597	288,865
Other feedstocks	11,494	12,877	14,241	17,487
Total throughput (average bpd):	316,325	316,054	302,838	306,352

Crude Slate: (% based on amount received in period)
WTI crude oil	77.5%	72.0%	72.2%	71.7%
Gulf Coast Sweet Crude	6.5%	7.5%	7.5%	6.9%
Local Arkansas crude oil	3.3%	3.2%	3.5%	3.3%
Other	12.7%	17.3%	16.8%	18.1%

Crude utilization (% based on nameplate capacity)	100.9%	100.4%	95.6%	95.7%

56 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Tyler, TX Refinery
Days in period	91	91	181	182
Products manufactured (average bpd):
Gasoline	36,369	36,539	35,297	36,953
Diesel/Jet	33,370	33,705	31,901	31,905
Petrochemicals, LPG, natural gas liquids ("NGLs")	2,044	1,873	1,953	1,928
Other	662	1,674	1,031	1,445
Total production	72,445	73,791	70,182	72,231
Throughput (average bpd):
Crude Oil	73,249	73,818	70,868	70,805
Other feedstocks	1,177	1,849	974	3,161
Total throughput	74,426	75,667	71,842	73,966
Per barrel of throughput:
Operating expenses	$4.58	$4.83	$5.11	$5.05
Crude Slate: (% based on amount received in period)
WTI crude oil	74.1%	80.1%	73.9%	81.3%
East Texas crude oil	22.8%	19.9%	23.9%	18.7%
Other	3.1%		2.2%	—%

El Dorado, AR Refinery
Days in period	91	91	181	182
Products manufactured (average bpd):
Gasoline	38,263	38,659	37,809	40,100
Diesel/Jet	30,987	31,880	29,472	30,958
Petrochemicals, LPG, NGLs	1,018	1,003	980	1,293
Asphalt	7,871	9,193	7,360	8,749
Other	1,266	2,089	1,417	1,442
Total production	79,405	82,824	77,038	82,542
Throughput (average bpd):
Crude Oil	78,592	83,312	75,275	81,747
Other feedstocks	2,829	1,421	3,331	2,412
Total throughput	81,421	84,733	78,606	84,159
Per barrel of throughput:
Operating expenses	$4.38	$4.12	$4.75	$4.41
Crude Slate: (% based on amount received in period)
WTI crude oil	83.1%	66.5%	76.3%	66.5%
Local Arkansas crude oil	12.9%	11.7%	13.6%	11.6%
Other	4.0%	21.8%	10.1%	21.9%

57 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Big Spring, TX Refinery
Days in period	91	91	181	182
Products manufactured (average bpd):
Gasoline	35,506	34,271	32,469	32,123
Diesel/Jet	27,884	27,086	23,478	24,766
Petrochemicals, LPG, NGLs	4,901	3,287	4,027	4,362
Asphalt	2,009	2,841	2,274	2,464
Other	4,003	5,928	3,941	4,795
Total production	74,303	73,413	66,189	68,510
Throughput (average bpd):
Crude oil	71,449	69,342	62,435	64,395
Other feedstocks	4,210	4,701	5,147	5,053
Total throughput	75,659	74,043	67,582	69,448
Per barrel of refined throughput:
Operating expenses	$6.67	$6.35	$7.41	$7.15
Crude Slate: (% based on amount received in period)
WTI crude oil	77.8%	70.2%	71.3%	71.4%
WTS crude oil	22.2%	29.8%	28.7%	28.6%

Krotz Springs, LA Refinery
Days in period	91	91	181	182
Products manufactured (average bpd):
Gasoline	40,983	39,037	42,067	38,907
Diesel/Jet	32,908	32,468	32,616	30,356
Heavy Oils	4,596	1,033	3,917	1,882
Petrochemicals, LPG, NGLs	6,660	4,924	6,496	5,328
Other	—	4,467	—	2,584
Total production	85,147	81,929	85,096	79,057
Throughput (average bpd):
Crude Oil	81,541	76,705	80,019	71,918
Other feedstocks	3,278	4,906	4,789	6,861
Total throughput	84,819	81,611	84,808	78,779
Per barrel of throughput:
Operating expenses	$5.13	$4.95	$5.24	$5.43
Crude Slate: (% based on amount received in period)
WTI Crude	74.8%	72.1%	67.6%	68.6%
Gulf Coast Sweet Crude	25.2%	27.2%	27.7%	26.2%
Other	—%	0.7%	4.7%	5.2%
(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.

58 |

Management's Discussion and Analysis
Included in the refinery statistics above are the following sales to other segments:

Refinery Sales to Other Segments
	Three Months Ended June 30,		Six Months Ended June 30,
(in barrels per day)	2025	2024	2025	2024

Big Spring refined product sales to other Delek segments	10,712	23,157	10,789	21,742

Pricing Statistics (average for the period presented)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

WTI — Cushing crude oil (per barrel)	$63.81	$80.83	$67.61	$78.95
WTI — Midland crude oil (per barrel)	$64.42	$81.73	$68.44	$80.17
WTS — Midland crude oil (per barrel)	$63.72	$80.99	$67.80	$79.26
LLS (per barrel)	$66.15	$83.69	$70.21	$81.73
Brent (per barrel)	$66.71	$85.06	$70.81	$83.42

U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$20.19	$18.12	$18.60	$20.55
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$19.81	$17.72	$17.97	$19.80
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$14.72	$13.29	$13.47	$16.29

U.S. Gulf Coast unleaded gasoline (per gallon)	$1.95	$2.30	$1.96	$2.26
Gulf Coast ultra-low sulfur diesel (per gallon)	$2.08	$2.44	$2.19	$2.53
U.S. Gulf Coast high sulfur diesel (per gallon)	$1.85	$1.89	$1.98	$1.92
Natural gas (per MMBTU)	$3.51	$2.37	$3.69	$2.24

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

59 |

Management's Discussion and Analysis
Refining Segment Operational Comparison of the Three and Six Months Ended June 30, 2025 versus the Three and Six Months Ended June 30, 2024
Revenues
Q2 2025 vs. Q2 2024
Revenues for the refining segment decreased by $590.4 million, or 17.9%, in the second quarter of 2025 compared to the second quarter of 2024. The decrease was primarily driven by the following:
•a decrease in the average price of U.S. Gulf Coast gasoline of 15.2%, ULSD of 14.8% and U.S. Gulf Coast HSD of 2.1%; and
•a decrease in sales volumes (including purchased products).
Net revenues included sales to our logistics segment of $84.4 million and $106.7 million for the three months ended June 30, 2025 and June 30, 2024, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2025 vs. YTD 2024
Revenues for the refining segment decreased $1,090.4 million, or 17.0%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily driven by the following:
•a decrease in the average price of U.S. Gulf Coast gasoline of 13.3% and ULSD of 13.4%; and
•a decrease in sales volumes (including purchased products).
These decreases were partially offset by the following:
•an increase in the average price of U.S. Gulf Coast HSD of 3.1%.
Revenues included sales to our logistics segment of $174.4 million and $199.6 million for the six months ended June 30, 2025 and 2024, respectively. We eliminate this intercompany revenue in consolidation.
Cost of Materials and Other
Q2 2025 vs. Q2 2024
Cost of materials and other decreased by $671.9 million, or 21.3%, in the second quarter of 2025 compared to the second quarter of 2024. The decrease was primarily driven by the following:
•decreases in the cost of WTI Cushing crude oil, from an average of $80.83 per barrel to an average of $63.81, or 21.1%, and decreases in the cost of WTI Midland crude oil, from an average of $81.73 per barrel to an average of $64.42, or 21.2%;
•a decrease in sales volume (including purchased products); and
•a decrease in lease expense as a result of reclassification of certain fees with Delek Logistics from lease expense to interest expense under finance lease accounting. These finance leases have no impact to the Delek US consolidated results as these amounts eliminate in consolidation.
These decreases were partially offset by the following:
•an increase in RINs pricing.
YTD 2025 vs. YTD 2024
Cost of materials and other decreased $1,040.9 million, or 17.4%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was primarily driven by the following:
•decreases in the cost of WTI Cushing crude oil, from an average of $78.95 per barrel to an average of $67.61, or 14.4%; and decreases in the cost of WTI Midland crude oil, from an average of $80.17 per barrel to an average of $68.44, or 14.6%;
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
These decreases were partially offset by the following:
•an increase in RINs pricing.

60 |

Management's Discussion and Analysis
Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $114.0 million and $156.5 million during the three months ended June 30, 2025 and 2024, respectively. These costs and fees were $239.9 million and $295.7 million during the six months ended June 30, 2025 and 2024, respectively. We eliminate these intercompany fees in consolidation.
Operating Expenses
Q2 2025 vs. Q2 2024
Operating expenses increased by $1.9 million, or 1.3%, in the second quarter of 2025 compared to the second quarter of 2024, driven by the following:
•higher natural gas prices in 2025; and
•an increased outside services.
These increases were partially offset by the following:
•a decrease in insurance costs and lease and rental costs.
YTD 2025 vs. YTD 2024
Operating expenses decreased $5.8 million, or 1.8%, in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease in operating expenses was primarily driven by the following:
•a decrease in employee costs, insurance costs, and lease and rental costs.
These decreases were partially offset by the following:
•higher natural gas prices; and
•an increase in outside services.

Refining Margin
Q2 2025 vs. Q2 2024
Refining segment margin increased by $81.5 million, or 52.0%, in the second quarter of 2025 compared to the second quarter of 2024, with a refining margin percentage of 8.8% as compared to 4.7% for the second quarter of 2025 and 2024, respectively, primarily driven by the following:
•a 11.4% increase in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 11.8% increase in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery) and a 10.8% increase in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery); and
•a decrease in lease expense as a result of reclassification of certain fees with Delek Logistics from lease expense to interest expense under finance lease accounting. These finance leases have no impact to the Delek US consolidated results as these amounts eliminate in consolidation.
These increases were partially offset by the following:
•a decrease in sales volume; and
•an increase in RINs pricing.
YTD 2025 vs. YTD 2024
Refining margin decreased by $49.5 million, or 11.6%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, with a refining margin percentage of 7.1% as compared to 6.6% for the six months ended June 30, 2025 and 2024, respectively, primarily driven by the following:
•a 9.5% decrease in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 9.2% decrease in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery) and a 17.3% decrease in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery);
•a decrease in sales volumes (including purchased products); and
•an increase in RINs pricing.

61 |

Management's Discussion and Analysis
These decreases were partially offset by the following:
•a decrease in lease expense as a result of reclassification of certain fees with Delek Logistics from lease expense to interest expense under finance lease accounting. These finance leases have no impact to the Delek US consolidated results as these amounts eliminate in consolidation.

EBITDA
Q2 2025 vs. Q2 2024
EBITDA increased by $77.8 million, or 449.7%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to an increase in refining margin driven by increased crack spreads partially offset by a decrease in sales volume and insurance and third party proceeds received in 2024 related to the fires in 2021 and 2022.
YTD 2025 vs. YTD 2024
EBITDA decreased by $43.5 million, or 35.5% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to a decrease in refining margin driven by decreased crack spreads, decreased sales volumes, and insurance and third party proceeds received in 2024 related to the fires in 2021 and 2022.

62 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Selected Logistics Financial and Operating Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$246.4	$264.6	$496.3	$516.7
Cost of materials and other	$119.3	$138.1	$248.4	$261.8
Operating expenses (excluding depreciation and amortization)	$38.2	$29.6	$79.1	$61.5
EBITDA	$90.1	$100.6	$175.6	$200.3

Operating Information:
Gathering & Processing: (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	71,220	73,320	66,580	73,166
Refined products pipelines	53,597	60,575	54,797	61,904
SALA Gathering System	9,983	13,024	10,151	13,005
East Texas Crude Logistics System	33,101	23,259	30,027	21,481
Midland Gathering Assets	207,183	206,933	209,059	210,196
Plains Connection System	158,881	210,033	169,004	233,438
Delaware Gathering Assets:
Natural gas gathering and processing (Mcfd) (1)	60,940	76,237	60,378	76,280
Crude oil gathering (average bpd)	137,167	123,927	129,737	123,718
Water disposal and recycling (average bpd)	116,504	116,499	122,468	122,881
Midland Water Gathering System:
Water disposal and recycling (average bpd)	600,891	—	613,817	—

Wholesale Marketing & Terminalling:
East Texas - Tyler refinery sales volumes (average bpd) (2)	67,516	71,082	67,695	68,779
Big Spring wholesale marketing throughputs (average bpd)	—	81,422	—	79,019
West Texas wholesale marketing throughputs (average bpd)	10,757	11,381	10,791	10,678
West Texas wholesale marketing margin per barrel	$4.12	$2.99	$2.88	$2.60
Terminalling throughputs (average bpd) (3)	150,971	159,260	144,030	147,937
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

63 |

Management's Discussion and Analysis
Logistics Segment Operational Comparison of the Three and Six Months Ended June 30, 2025 versus the Three and Six Months Ended June 30, 2024
Revenues
Q2 2025 vs. Q2 2024
Net revenues decreased by $18.2 million, or 6.9%, in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by:
•decreased revenue of $18.4 million in our West Texas marketing operations driven by decreases in average sales prices per gallon, a net decrease in volumes sold, partially offset by an increase in RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.34 and $0.33 per gallon, respectively;
◦the volumes of gasoline sold decreased by 2.7 million and the volumes of diesel sold increased by 0.3 million gallons;
◦RINs revenue increased from $1.3 million in the second quarter of 2024 to $2.2 million in the second quarter of 2025, due to increases in RINs prices; and
•decrease of $7.4 million due to the assignment of the Big Spring refinery marketing agreement to Delek Holdings in the third quarter of 2024;
•decrease due to recording certain throughput fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period; and
•partially offset by incremental revenue associated with Gravity and H2O Midstream acquisitions of $15.3 million and $24.0 million, respectively.
Net revenues included sales to our refining segment of $114.0 million and $156.5 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and sales to corporate and other of $0.1 million and $0.4 million for the three months June 30, 2025 and 2024, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2025 vs. YTD 2024
Net revenues decreased by $20.4 million, or 3.9%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily driven by the following:
•decreased revenue of $21.1 million in our West Texas marketing operations primarily driven by decreases in average sales prices per gallon, partially offset by net increases in volumes sold and an increase in RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.28 and $0.32 per gallon, respectively;
◦the volumes of diesel sold increased by 2.0 million and the average volumes of gasoline sold decreased by 1.6 million gallons; and
◦RINs revenue increased from $2.4 million in the second quarter of 2024 to $3.9 million in the second quarter of 2025, due to increased RINs prices.
•decrease due to recording certain throughput fees as interest income under sales-type lease accounting that were previously recorded as revenue in the prior year period;
•decrease of $14.2 million due to the assignment of the Big Spring Refinery marketing agreement to Delek Holdings in the third quarter of 2024; and
•partially offset by incremental revenue associated with the Gravity and H2O Midstream Acquisitions of $46.8 million and $31.8 million, respectively.
Revenues included sales to our refining segment of $239.9 million and $295.7 million for the six months ended June 30, 2025 and 2024, respectively, and sales to corporate and other of $0.5 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Q2 2025 vs. Q2 2024
Cost of materials and other for the logistics segment decreased by $18.8 million, or 13.6%, in the second quarter of 2025 compared to the second quarter of 2024. The decrease was primarily driven by the following:
•decreased costs of materials and other of $19.3 million in our West Texas marketing operations primarily driven by decreases in average cost per gallon of gasoline and diesel sold and net decrease in volumes sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.31 per gallon and $0.36 per gallon, respectively; and

64 |

Management's Discussion and Analysis
◦the volumes of gasoline sold decreased by 2.7 million and the volumes of diesel sold increased by 0.3 million gallons.
•incremental costs associated with the H2O Midstream and Gravity Acquisitions of $0.9 million and $2.7 million, respectively.
Our logistics segment purchased product from our refining segment of $84.4 million and $106.7 million for the three months ended June 30, 2025 and June 30, 2024, respectively. We eliminate these intercompany costs in consolidation.
YTD 2025 vs. YTD 2024
Cost of materials and other for the logistics segment decreased by $13.4 million, or 5.1%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was primarily driven by the following:
•decreased costs of materials and other of $21.7 million in our West Texas marketing operations was primarily driven by decrease in average cost per gallon, partially offset by net increase in volumes sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.24 per gallon and $0.33 per gallon, respectively;
◦the volumes of diesel sold increased by 2.0 million gallons, and the volumes of gasoline sold decreased by 1.6 million; and
•incremental costs associated with the H2O Midstream and Gravity Acquisitions of $1.7 million and $4.7 million, respectively.

65 |

Management's Discussion and Analysis
Operating Expenses
Q2 2025 vs. Q2 2024
Operating expenses increased by $8.6 million, or 29.1%, in the second quarter of 2025 compared to the second quarter of 2024, primarily driven by the following:
•incremental expenses associated with the H2O Midstream and Gravity Acquisitions of $4.8 million and $11.0 million, respectively; and
This increase was partially offset by the following:
•a decrease in outside services.
YTD 2025 vs. YTD 2024
Operating expenses increased by $17.6 million, or 28.6%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by the following:
•incremental expenses associated with the H2O Midstream and Gravity Acquisitions of $10.2 million and $17.8 million, respectively.
This increase was partially offset by the following:
•a decrease in outside services.

EBITDA
Q2 2025 vs. Q2 2024
EBITDA decreased by $10.5 million, or 10.4%, in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by the following:
•lower revenue related to sales-type lease accounting;
•lower revenue due to the assignment of the Big Spring refinery marketing agreement to Delek Holdings;
These increase were partially offset by the following:
•incremental EBITDA of $9.4 million and $10.3 million associated with H2O Midstream and Gravity Acquisitions, respectively; and
•a $1.13 per barrel increase in wholesale margins.
YTD 2025 vs. YTD 2024
EBITDA decreased by $24.7 million, or 12.3%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by the following:
•recording certain throughput and storage fees in interest income due to sales-type lease accounting that were previously recorded as revenue in prior year period; and
•lower revenue due to the assignment of the Big Spring refinery marketing agreement to Delek Holdings;
These decreases were partially offset by the following:
•incremental EBITDA of $19.6 million and $24.2 million associated with H2O Midstream and Gravity Acquisitions, respectively; and
• a $0.29 per barrel increase in wholesale margins.

66 |

Management's Discussion and Analysis
Liquidity and Capital Resources
Sources of Capital
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At June 30, 2025, our total liquidity amounted to $2,385.2 million comprised primarily of $1,769.7 million in unused credit commitments under our revolving credit facilities (as discussed in Note 10 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) and $615.5 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends, repurchase common stock and fund operational capital expenditures. On July 30, 2025, our Board of Directors approved a quarterly cash dividend of $0.255 per share of our common stock. During the three and six months ended June 30, 2025, 685,050 and 2,694,470, respectively, shares of our common stock were repurchased and cancelled at the time of the transaction for a total of $12.9 million and $44.4 million, respectively. As of June 30, 2025, there was $499.1 million of authorization remaining under Delek's aggregate stock repurchase program.
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
As of June 30, 2025, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Term Loan Credit Facility (see further discussion in Note 10 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q). Additionally, we were in compliance with covenants during the quarter ended June 30, 2025. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may pay dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such a quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to): available borrowings under our existing Delek Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Revolving Facility; the allowance to incur an additional $400.0 million of secured debt under the Delek Term Loan Credit Facility (see further discussion of these facilities in Note 10 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks or joint ventures, as otherwise contemplated and allowed under our incurrence covenants.

67 |

Management's Discussion and Analysis
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Six Months Ended June 30,
	2025	2024
Cash Flow Data:
Operating activities - continuing operations	$(9.9)	$101.0
Operating activities - discontinued operations	(1.1)	17.3
Total Operating activities	(11.0)	118.3
Investing activities - continuing operations	(477.6)	(89.0)
Investing activities - discontinued operations	—	(15.1)
Total Investing activities	(477.6)	(104.1)
Financing activities - continuing operations	368.5	(178.5)
Total Financing activities	368.5	(178.5)
Net decrease	$(120.1)	$(164.3)

Cash Flows from Operating Activities
Continuing Operations
Net cash used by operating activities from continuing operations was $9.9 million for the six months ended June 30, 2025, compared to net cash provided by of $101.0 million for the comparable period of 2024. The decreases were a result of cash receipts from customers and cash payments to suppliers and for salaries resulting in a net $90.2 million decrease in cash provided by operating activities and an increase in cash paid for debt interest of $18.4 million.
Cash Flows from Investing Activities
Continuing Operations
Net cash used in investing activities from continuing operations was $477.6 million for the six months ended June 30, 2025, compared to $89.0 million in the comparable period of 2024. The increase in cash flows used in investing activities was primarily due to the $300.8 million acquisition of Gravity of which $186.5 million was paid in cash, $183.3 million increase in purchases of property, plant and equipment and a reduction in insurance and settlement proceeds of $11.8 million.
Cash Flows from Financing Activities
Continuing Operations
Net cash provided by financing activities from continuing operations was $368.5 million for the six months ended June 30, 2025, compared to cash used of $178.5 million in the comparable 2024 period. The decrease in cash used was primarily due to net payments on long-term revolvers of $354.6 million for the six months ended June 30, 2025 compared to net payments of $450.3 million in the comparable 2024 period, net proceeds on product and other financing arrangements of $162.1 million for the six months ended June 30, 2025 compared to net payments of $102.1 million in the comparable 2024 period and net proceeds of term debt of $695.2 million for the six months ended June 30, 2025 compared to net proceeds on term debt of $316.4 million in the comparable 2024 period, primarily related to the issuance of the Delek Logistics 2033 Notes and the related repayment on the Delek Logistics Revolving Facility.
These increases in cash flows were partially offset by the receipt of net proceeds of $132.2 million from the Delek Logistics' public offerings of common units in the six months ended June 30, 2024, an increase of $44.4 million in share buybacks and a $19.7 million increase in distributions to non-controlling interests.
Cash Position and Indebtedness
As of June 30, 2025, our total cash and cash equivalents were $615.5 million, and we had total long-term indebtedness of approximately $3,100.7 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $56.4 million. Additionally, we had letters of credit issued of approximately $424.4 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $1,769.7 million. The increase of $340.7 million in total long-term principal indebtedness as of June 30, 2025 compared to December 31, 2024 resulted primarily from the issuance of the Delek Logistics 2033 Notes and a decrease in net borrowings under the Delek Logistics Revolving Facility. As of June 30, 2025, our total long-term indebtedness (as defined in Note 10 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) consisted of the following:
•the Delek Revolving Credit Facility with no outstanding borrowings (maturity of October 26, 2027);
•aggregate principal of $926.2 million under the Delek Term Loan Credit Facility (maturity of November 19, 2029 and effective interest of 8.43%);

68 |

Management's Discussion and Analysis
•aggregate principal of $80.9 million under the Delek Logistics Revolving Facility (maturity of October 13, 2027 and average borrowing rate of 7.72%);
•aggregate principal of $400.0 million under the Delek Logistics 2028 Notes (due in 2028, with effective interest rate of 7.38%);
•aggregate principal of $1,050.0 million under the Delek Logistics 2029 Notes (due in 2029, with effective interest rate of 8.80%);
•aggregate principal of $700.0 million under the Delek Logistics 2033 Notes (due in 2033, with effective interest rate of 7.64%);and
•the United Community Bank Revolver with no outstanding borrowings (maturity of June 30, 2026).
Additionally, we utilize other financing arrangements to finance operating assets and/or, from time to time, to monetize other assets that may not be needed in the near term, when internal cost of capital and other criteria are met. Such arrangements include our inventory intermediation arrangement, which finances a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs or other non-inventory product financing liabilities and funded letters of credit. Our inventory intermediation obligation with Citi was $388.4 million at June 30, 2025. See Note 9 of the accompanying condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for additional information about our inventory intermediation agreement. Our product financing liabilities consisted primarily of RIN financings as of June 30, 2025, and totaled $335.0 million, all of which is due in the next 12 months. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of our December 31, 2024 Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Cash Requirements" section below.
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
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the six months ended June 30, 2025, by operating segment and major category (in millions):

	2025 Forecast	Six Months Ended June 30, 2025 Actual
Refining
Regulatory	$28	$3.4
Sustaining maintenance, including turnaround activities	113	92.0
Growth projects	—	1.1
Refining segment total	141	96.5
Logistics
Regulatory	7	1.0
Sustaining maintenance	12	4.2
Growth projects	216	185.9
Logistics segment total	235	191.1
Corporate and Other
Regulatory	2	1.9
Sustaining maintenance	14	5.7
Growth projects	13	1.4
Other total	29	9.0
Total capital spending	$405	$296.6

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

69 |

Management's Discussion and Analysis
Cash Requirements
Long-Term Cash Requirements Under Contractual Obligations
Information regarding our known cash requirements under contractual obligations of the types described below as of June 30, 2025, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long-term debt and notes payable obligations	$9.5	$499.9	$1,947.7	$700.0	$3,157.1
Interest (1)	244.6	482.8	284.8	154.9	1,167.1
Operating lease commitments (2)	39.4	43.5	6.5	9.6	99.0
Purchase commitments (3)	2,864.0	—	—	—	2,864.0
Product financing agreements (4)	335.0	—	—	—	335.0
Transportation agreements (5)	173.2	272.9	199.8	155.5	801.4
Inventory intermediation obligation (6)	31.5	407.0	—	—	438.5
Retail Stores obligations (7)	10.5	17.2	17.5	4.6	49.8
Total	$3,707.7	$1,723.3	$2,456.3	$1,024.6	$8,911.9
(1) Expected interest payments on debt outstanding at June 30, 2025. Floating interest rate debt is calculated using June 30, 2025 rates. For additional information, see Note 10 to the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancellable terms in excess of one year as of June 30, 2025.
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
(7) Amounts reflect a rebate arrangement included in the long-term agreement with FEMSA entered into in conjunction with the Retail Transaction as well as certain underground storage tank cleanup obligations. For additional information, see our consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of our December 31, 2024 Annual Report on Form 10-K.

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
Refer to the cash flow section for our operating activities spend during the six months ended June 30, 2025. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity.
Refer to the 'Capital Spending' section for our capital expenditures for the six months ended June 30, 2025 and our anticipated cash requirements for planned capital expenditures for the full year 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Changes in commodity prices (mainly crude oil and refined products) and interest rates are our primary sources of market risk. When we make the decision to manage our market exposure, our objective is generally to avoid losses from adverse price changes, realizing we will not obtain the gains of beneficial price changes.

70 |

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
The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are discussed separately below), as of June 30, 2025 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2025	2026
Contracts not designated as hedging instruments:
Crude oil price swaps - long (1)	$(15.1)	4,843,000	4,093,000	750,000
Crude oil price swaps - short (1)	10.1	5,666,000	4,916,000	750,000
Crude oil options - long (1)	0.2	200,000	200,000
Crude oil options - short (1)	(0.2)	200,000	200,000
Inventory, refined product and crack spread swaps - long (1)	(2.3)	1,893,400	1,756,400	137,000
Inventory, refined product and crack spread swaps - short (1)	(0.1)	2,147,400	2,010,400	137,000
RINs commitment contracts - long (2)	2.1	61,562,300	61,562,300	—
RINs commitment contracts - short (2)	(0.8)	35,000,000	35,000,000	—
Total	$(6.1)
(1) Volume in barrels.
(2) Volume in RINs.

Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $1,007.1 million as of June 30, 2025.
We help manage this risk through interest rate swap agreements that we may periodically enter into in order to modify the interest rate characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. We expect that any interest rate derivatives held will reduce our exposure to short-term interest rate movements. As of June 30, 2025, we had two floating-to-fixed interest rate derivative agreements in place for a notional amount of $200.0 million, which matures in May 2027, and $500.0 million, which matures in November 2027. The estimated fair value of our interest rate derivative liability was $2.0 million as of June 30, 2025.
The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt, after considering the interest rate swaps, outstanding as of June 30, 2025 would be to change interest expense by approximately $3.1 million.
We also have interest rate exposure in connection with our Inventory Intermediation Agreement under which we pay a time value of money charge based on Secured Overnight Financing Rate.
Commodity Derivatives Trading Activities
From time to time, we enter into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, and futures contracts. These trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts are classified as held for trading and are recognized at fair value with changes in fair value recognized in the income statement. We had no outstanding trading commodity derivative contracts as of June 30, 2025.

71 |

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
We acquired H2O Midstream effective September 11, 2024, and Gravity effective January 2, 2025, and have included the operating results and assets and liabilities of H2O Midstream and Gravity in our condensed consolidated financial statements as of June 30, 2025. As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Company’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of H2O Midstream and Gravity. We are currently in the process of integrating the H2O Midstream and Gravity operations, control processes and information systems into our systems and control environment.
Other than the acquisition of Gravity, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

72 |

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
ITEM 1A. RISK FACTORS
There were no material changes during the six months ended June 30, 2025 to the risk factors identified in the Company’s fiscal 2024 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended June 30, 2025 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act (inclusive of all purchases that have settled as of June 30, 2025).

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 - April 30, 2025	—	$—	—	$512,055,408
May 1 - May 31, 2025	685,050	$18.88	685,050	$499,122,064
June 1 - June 30, 2025	—	$—	—	$499,122,064
Total	685,050	$18.88	685,050	N/A
(1) See further discussion in Note 19 to our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).
On March 6, 2025, Reuven Spiegel, Executive Vice President, Special Projects, adopted a Rule 10b5-1 trading arrangement for the sale of up to 3,500 shares of our common stock, subject to certain conditions. The arrangement's expiration date is March 31, 2026. This disclosure is being made in accordance with Item 408(a) of Regulation S-K.

73 |

Exhibits
ITEM 6. EXHIBITS

Exhibit No.		Description

2.1
Contribution, Conveyance and Assumption Agreement, by and among DK Trading & Supply, LLC, Delek Marketing & Supply, LP, Delek Logistics Partners, LP and Delek US Holdings, Inc., dated as of May 1, 2025 (incorporated by reference to Exhibit 2.1 to the Company's Form 10-Q filed on May 7, 2025.

10.1
Fifth Amended and Restated Omnibus Agreement, by and among Delek US Holdings, Inc., Delek Refining, Ltd., Lion Oil Company, LLC, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing Big Sandy, LLC, Delek Marketing & Supply, LP, DKL Transportation, LLC, Delek Logistics Operating, LLC and Delek Logistics GP, LLC, dated as of May 1, 2025 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on May 7, 2025).

10.2	*	Sixth Amendment to the 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2025).

31.1	#	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	#	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	##	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	##	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and June 30, 2024 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2025 and 2024 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement
#	Filed herewith
##	Furnished herewith

74 |

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

Dated: August 6, 2025

75 |