Form 10-Q
period 2025-09-30
Delek US Holdings, Inc.
filed 2025-11-07
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At October 31, 2025, there were 60,051,553 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents
Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2025

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$630.9	$735.6
Accounts receivable, net	667.2	617.6
Inventories, net of inventory valuation reserves	769.3	893.2
Other current assets	278.4	85.5
Total current assets	2,345.8	2,331.9
Property, plant and equipment:
Property, plant and equipment	5,458.8	4,948.4
Less: accumulated depreciation	(2,227.7)	(2,008.4)
Property, plant and equipment, net	3,231.1	2,940.0
Operating lease right-of-use assets	74.5	92.2
Goodwill	475.3	475.3
Other intangibles, net	409.3	321.6
Equity method investments	419.6	392.9
Other non-current assets	125.3	111.9
Total assets	$7,080.9	$6,665.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,755.2	$1,813.8
Current portion of long-term debt	9.5	9.5
Current portion of operating lease liabilities	30.2	43.2
Accrued expenses and other current liabilities	920.3	649.5
Total current liabilities	2,715.2	2,516.0
Non-current liabilities:
Long-term debt, net of current portion	3,167.8	2,755.7
Obligation under Inventory Intermediation Agreement	331.2	408.7
Environmental liabilities, net of current portion	31.3	33.3
Asset retirement obligations	33.0	24.7
Deferred tax liabilities	213.9	214.8
Operating lease liabilities, net of current portion	47.0	54.8
Other non-current liabilities	96.7	82.6
Total non-current liabilities	3,920.9	3,574.6
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 77,567,217 shares and 80,127,994 shares issued at September 30, 2025 and December 31, 2024, respectively	0.8	0.8
Additional paid-in capital	1,241.5	1,215.9
Accumulated other comprehensive loss	(4.2)	(4.1)
Treasury stock, 17,575,527 shares, at cost, at September 30, 2025 and December 31, 2024, respectively	(694.1)	(694.1)
Retained earnings	(363.1)	(205.7)
Non-controlling interests in subsidiaries	263.9	262.4
Total stockholders’ equity	444.8	575.2
Total liabilities and stockholders’ equity	$7,080.9	$6,665.8

See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$2,887.0	$3,042.4	$8,293.5	$9,478.5
Cost of sales:
Cost of materials and other	2,165.7	2,788.7	6,980.2	8,547.1
Operating expenses (excluding depreciation and amortization presented below)	227.8	181.4	648.7	580.3
Depreciation and amortization	95.8	92.5	278.4	259.6
Total cost of sales	2,489.3	3,062.6	7,907.3	9,387.0
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	3.5	3.7	7.0	5.7
General and administrative expenses	76.8	70.4	214.9	191.6
Depreciation and amortization	5.5	5.6	18.3	18.6
Asset impairment	16.3	9.2	16.3	31.3
Other operating (income) expense net	(0.1)	12.8	(6.7)	(67.6)
Total operating costs and expenses	2,591.3	3,164.3	8,157.1	9,566.6
Operating income (loss)	295.7	(121.9)	136.4	(88.1)
Interest expense, net	93.1	78.8	263.1	244.1
Income from equity method investments	(31.2)	(25.1)	(66.7)	(77.4)
Other (income) expense, net	(1.2)	(0.5)	3.4	(1.1)
Total non-operating expense, net	60.7	53.2	199.8	165.6
Income (loss) from continuing operations before income tax expense (benefit)	235.0	(175.1)	(63.4)	(253.7)
Income tax expense (benefit)	39.9	(40.3)	(11.0)	(56.7)
Income (loss) from continuing operations, net of tax	195.1	(134.8)	(52.4)	(197.0)
Discontinued operations:
(Loss) income from discontinued operations, including gain on sale of discontinued operations	(0.4)	95.4	(1.8)	107.8
Income tax (benefit) expense	(0.1)	28.1	(0.4)	29.6
(Loss) income from discontinued operations, net of tax	(0.3)	67.3	(1.4)	78.2
Net income (loss)	194.8	(67.5)	(53.8)	(118.8)
Net income attributed to non-controlling interests	16.8	9.3	47.3	27.8
Net income (loss) attributable to Delek	$178.0	$(76.8)	$(101.1)	$(146.6)
Basic income (loss) per share:
Income (loss) from continuing operations	$2.96	$(2.25)	$(1.64)	$(3.51)
Income (loss) from discontinued operations	—	1.05	(0.02)	1.22
Total basic income (loss) per share	$2.96	$(1.20)	$(1.66)	$(2.29)
Diluted income (loss) per share:
Income (loss) from continuing operations	$2.93	$(2.25)	$(1.64)	$(3.51)
Income (loss) from discontinued operations	—	1.05	(0.02)	1.22
Total diluted income (loss) per share	$2.93	$(1.20)	$(1.66)	$(2.29)
Weighted average common shares outstanding:
Basic	60,190,054	64,063,609	60,930,537	64,099,700
Diluted	60,944,900	64,063,609	60,930,537	64,099,700

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$194.8	$(67.5)	$(53.8)	$(118.8)

Comprehensive income (loss)	$194.8	$(67.5)	$(53.8)	$(118.8)
Comprehensive income attributable to non-controlling interest	16.8	9.3	47.3	27.8
Comprehensive income (loss) attributable to Delek	$178.0	$(76.8)	$(101.1)	$(146.6)

See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(In millions, except share and per share data)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity	Redeemable Non-Controlling Interest
	Shares	Amount				Shares	Amount
Balance at June 30, 2025	78,002,696	$0.8	$1,243.3	$(4.2)	$(519.8)	(17,575,527)	$(694.1)	$268.9	$294.9	$—
Net income	—	—	—	—	178.0	—	—	16.8	194.8	—
Common stock dividends ($0.255 per share)	—	—	—	—	(15.3)	—	—	—	(15.3)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(21.9)	(21.9)	—
Equity-based compensation expense	—	—	7.4	—	—	—	—	0.6	8.0	—
Issuance of stock for non-controlling interest repurchase, net of tax	—	—	—	—	—	—	—	—	—	—
Sale of Delek Logistic common limited partner units, net	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock	(559,933)	—	(9.0)	—	(6.0)	—	—	—	(15.0)	—
Taxes paid due to the net settlement of equity-based compensation	—	—	(0.9)	—	—	—	—	(0.4)	(1.3)	—
Exercise of equity-based awards	82,161	—	—	—	—	—	—	—	—	—
Other	42,293	—	0.7	—	—	—	—	(0.1)	0.6	—
Balance at September 30, 2025	77,567,217	$0.8	$1,241.5	$(4.2)	$(363.1)	(17,575,527)	$(694.1)	$263.9	$444.8	$—

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity	Redeemable Non-Controlling Interest
	Shares	Amount				Shares	Amount
Balance at June 30, 2024	82,085,570	$0.8	$1,175.8	$(4.8)	$328.1	(17,575,527)	$(694.1)	$177.0	$982.8	$—
Net (loss) income	—	—	—	—	(76.8)	—	—	9.3	(67.5)	—
Common stock dividends ($0.255 per share)	—	—	—	—	(16.4)	—	—	—	(16.4)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(14.1)	(14.1)	—
Equity-based compensation expense	—	—	10.0	—	—	—	—	0.3	10.3	—
Repurchase of common stock	(942,329)	—	(13.5)	—	(6.5)	—	—	—	(20.0)	—
Taxes paid due to the net settlement of equity-based compensation	—	—	(0.5)	—	—	—	—	(0.3)	(0.8)	—
Exercise of equity-based awards	59,485	—	—	—	—	—	—	—	—	—
Issuance of Delek Logistics preferred units	—	—	—	—	—	—	—	—	—	70.0
Other	28,582	—	0.9	—	0.1	—	—	0.1	1.1	—
Balance at September 30, 2024	81,231,308	$0.8	$1,172.7	$(4.8)	$228.5	(17,575,527)	$(694.1)	$172.3	$875.4	$70.0

6 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(In millions, except share and per share data)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity	Redeemable Non-controlling Interest
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	80,127,994	$0.8	$1,215.9	$(4.1)	$(205.7)	(17,575,527)	$(694.1)	$262.4	$575.2	$—
Net (loss) income	—	—	—	—	(101.1)	—	—	47.3	(53.8)	—
Common stock dividends ($0.765 per share)	—	—	—	—	(46.7)	—	—	—	(46.7)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(65.2)	(65.2)	—
Equity-based compensation expense	—	—	21.1	—	—	—	—	1.5	22.6	—
Equity attributable to issuance of Delek Logistics common units for the Gravity Acquisition, net of tax	—	—	55.4	—	—	—	—	20.9	76.3	—
Repurchase of common stock	(3,254,403)	—	(50.5)	—	(8.9)	—	—	—	(59.4)	—
Taxes paid due to the net settlement of equity-based compensation	—	—	(4.5)	—	—	—	—	(1.1)	(5.6)	—
Exercise of equity-based awards	558,645	—	—	—	—	—	—	—	—	—
Other	134,981	—	4.1	(0.1)	(0.7)	—	—	(1.9)	1.4	—
Balance at September 30, 2025	77,567,217	$0.8	$1,241.5	$(4.2)	$(363.1)	(17,575,527)	$(694.1)	$263.9	$444.8	$—

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity	Redeemable Non-Controlling Interest
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	81,539,871	$0.8	$1,113.6	$(4.8)	$430.0	(17,575,527)	$(694.1)	$114.2	$959.7	$—
Net (loss) income	—	—	—	—	(146.6)	—	—	27.8	(118.8)	—
Common stock dividends ($0.750 per share)	—	—	—	—	(48.1)	—	—	—	(48.1)	—
Equity-based compensation expense	—	—	24.3	—	—	—	—	0.8	25.1	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(37.7)	(37.7)	—
Repurchase of common stock	(942,329)	—	(13.5)	—	(6.5)	—	—	—	(20.0)	—
Taxes paid due to the net settlement of equity-based compensation	—	—	(4.9)	—	—	—	—	(0.8)	(5.7)	—
Exercise of equity-based awards	506,524	—	—	—	—	—	—	—	—	—
Equity attributable to issuance of Delek Logistics common limited partner units, net of tax	—	—	50.5	—	—	—	—	68.3	118.8	—
Issuance of Delek Logistics preferred units	—	—	—	—	—	—	—	—	—	70.0
Other	127,242	—	2.7	—	(0.3)	—	—	(0.3)	2.1	—
Balance at September 30, 2024	81,231,308	$0.8	$1,172.7	$(4.8)	$228.5	(17,575,527)	$(694.1)	$172.3	$875.4	$70.0
See accompanying notes to the condensed consolidated financial statements

7 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(53.8)	$(118.8)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	296.7	278.2
Non-cash lease expense	31.9	23.7
Deferred income taxes	(13.7)	(56.8)
Asset impairment	16.3	31.3
Income from equity method investments	(66.7)	(77.4)
Dividends from equity method investments	27.9	43.9
Non-cash lower of cost or market/net realizable value adjustment	39.2	(10.5)
Loss on extinguishment of debt	—	3.6
Small refinery exemption benefit	(280.8)	—
Equity-based and non-cash compensation expense	65.6	25.1
Loss (income) from discontinued operations	1.4	(78.2)
Other	13.7	1.6
Changes in assets and liabilities:
Accounts receivable	(39.6)	233.6
Inventories and other current assets	58.7	70.3
Fair value of derivatives	(15.2)	3.0
Accounts payable and other current liabilities	44.9	(177.9)
Obligation under Inventory Intermediation Agreements	(77.5)	(18.7)
Non-current assets and liabilities, net	(14.6)	(97.1)
Cash provided by operating activities - continuing operations	34.4	78.9
Cash (used in) provided by operating activities - discontinued operations	(1.4)	17.8
Net cash provided by operating activities	33.0	96.7
Cash flows from investing activities:
Business combination, net of cash acquired	(181.2)	(159.5)
Equity method investment contributions	—	(18.6)
Distributions from equity method investments	12.1	4.1
Purchases of property, plant and equipment	(409.5)	(237.2)
Purchases of intangible assets	(9.0)	(1.6)
Proceeds from sale of property, plant and equipment	5.1	10.6
Insurance and settlement proceeds	10.3	15.5
Other	(8.8)	(0.7)
Cash used in investing activities - continuing operations	(581.0)	(387.4)
Cash provided by investing activities - discontinued operations	—	361.7
Net cash used in investing activities	(581.0)	(25.7)
Cash flows from financing activities:
Proceeds from long-term revolvers	7,526.7	5,540.1
Payments on long-term revolvers	(7,805.3)	(5,865.7)
Proceeds from term debt	700.0	1,059.0
Payments on term debt	(7.1)	(538.4)
Proceeds from product and other financing agreements	1,703.7	676.4
Repayments of product and other financing agreements	(1,486.9)	(729.3)
Repurchase of common stock	(59.4)	(20.0)
Distribution to non-controlling interest	(65.2)	(37.7)
Proceeds from issuance of Delek Logistic common limited partner units, net	—	132.2
Dividends paid	(46.7)	(48.1)
Deferred financing costs paid	(10.9)	(18.1)
Other	(5.6)	(6.0)
Cash provided by financing activities - continuing operations	443.3	144.4
Net cash provided by financing activities	443.3	144.4
Net (decrease) increase in cash and cash equivalents	(104.7)	215.4
Cash and cash equivalents at the beginning of the period	735.6	822.2
Cash and cash equivalents at the end of the period	630.9	1,037.6
Less cash and cash equivalents of discontinued operations at the end of the period	—	—
Cash and cash equivalents of continuing operations at the end of the period	$630.9	$1,037.6
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (Continued)
(In millions)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $9.6 million and $2.3 million in the 2025 and 2024 periods, respectively	$259.7	233.5
Income taxes	$1.0	$3.5
Non-cash investing activities:
Delek Logistics preferred units issued in connection with H2O Acquisition	$—	$70.0
Delek Logistics common units issued in connection with Gravity Acquisition	$91.5	$—
(Decrease) increase in accrued capital expenditures	$(22.3)	$7.4
Non-cash financing activities:
Non-cash lease liability arising from obtaining right-of-use assets during the period	$47.3	$13.3
Non-cash right of use asset decrease due to lease termination during the period	$(1.7)	$—

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
On July 31, 2024, a wholly-owned subsidiary of Delek, entered into a definitive equity purchase agreement (the "Retail Purchase Agreement") with a subsidiary of Fomento Económico Mexicano, S.A.B. de C.V. (“FEMSA”). Under the terms of the Retail Purchase Agreement, Delek agreed to sell, and FEMSA agreed to purchase, 100% of the equity interests in four of Delek’s wholly-owned subsidiaries that owned and operated 249 retail fuel and convenience stores (the "Retail Stores") under the Delek US Retail brand (the “Retail Transaction”). The Retail Transaction closed on September 30, 2024.
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
On September 11, 2024, Delek Logistics completed the acquisition of 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC from H2O Midstream Holdings, LLC ("H2O Purchase Agreement"), which included water disposal and recycling operations in the Midland Basin in Texas. See Note 2 for further information.
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

9 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Accounting Pronouncements Not Yet Adopted
ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a VIE
In May 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in a VIE ("ASU 2025-05"). This standard clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively to acquisitions after the adoption date. The adoption of ASU 2025-03 will not affect our financial position or our results of operations, but could impact future business combinations.
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
For the three and nine months ended September 30, 2025, we incurred $0.7 million and $4.8 million, respectively, in incremental direct acquisition and integration costs that principally consist of legal, advisory, and other professional fees. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of income and comprehensive income.
Our condensed consolidated financial and operating results reflect the Gravity Acquisition operations beginning January 2, 2025. Our results of operations included revenue and net income of $20.7 million and $6.1 million, respectively, for the three months ended September 30, 2025, and $67.5 million and $24.0 million, respectively, for the period from January 2, 2025, through September 30, 2025, related to these operations.
This acquisition was accounted for using the acquisition method of accounting, whereby the purchase price is measured at acquisition date fair value of assets acquired and liabilities assumed.

10 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Determination of Purchase Price
The table below presents the estimated purchase price (in millions):

Base purchase price:	$291.6
Plus: Adjusted Net Working Capital (as defined in the Gravity Acquisition Agreement)	3.8
Plus: Various closing adjustments	5.4
Adjusted purchase price	$300.8

Cash paid	$209.3
Fair value of common units issued (1)	91.5
Preliminary purchase price	$300.8
(1)The increase from the $85.0 million base purchase price outlined in the purchase agreement for the common unit consideration was driven by an appreciation in the common unit price.

Purchase Price Allocation
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed in the Gravity Acquisition as of January 2, 2025 (in millions):

Assets acquired:
Cash and cash equivalents	$5.3
Accounts receivables	16.4
Inventories	1.8
Other current assets	1.7
Property, plant and equipment	191.5
Operating lease right-of-use assets	0.1
Other intangibles (1)	98.2
Other non-current assets	0.1
Total assets acquired	315.1

Liabilities assumed:
Accounts payable	2.5
Accrued expenses and other current liabilities	5.7
Current portion of operating lease liabilities	0.1
Asset retirement obligations	6.0
Total liabilities assumed	14.3
Fair value of net assets acquired	$300.8
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a preliminary fair value of $66.3 million, which we estimate to be amortized over approximately 32 years.
•Rights-of-way intangibles are valued at $31.9 million, the majority of which have an indefinite life.

These fair value estimates are preliminary and therefore, the final fair value of assets acquired and liabilities assumed and the resulting effect on our financial position may change once all necessary information has become available and we finalize our valuations. To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of September 30, 2025. We will continue to evaluate these items until they are satisfactorily resolved and adjust our purchase price allocation accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805, Business Combinations ("ASC 805").
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

11 |

Notes to Condensed Consolidated Financial Statements (unaudited)
The fair values discussed above were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements. For all other current assets and payables, their fair values were considered equivalent to their carrying amounts due to their short-term nature.
Fair Value Adjustments
During the three months ended September 30, 2025 the Partnership recorded immaterial fair value adjustments to the purchase price allocation. During the nine months ended September 30, 2025, the Partnership recorded the following fair value adjustments to the preliminary purchase price allocation, based on new information about facts and circumstances that existed as of the acquisition date:

Balance Sheet Description	Preliminary Value	Adjusted Value	Change
Property, plant and equipment	208.3	191.5	(16.8)
Other intangibles	82.6	98.2	15.6
Asset retirement obligations	7.2	6.0	$(1.2)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net revenues	$2,887.0	$3,070.4	$8,293.5	$9,570.3
Income (loss) from continuing operations, net of tax	$178.4	$(144.1)	$(97.6)	$(222.8)

H2O Midstream
On September 11, 2024, Delek Logistics completed the acquisition of 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC from H2O Midstream Holdings, LLC, which included water disposal and recycling operations in the Midland Basin in Texas for total consideration of $229.7 million, subject to customary adjustments for net working capital ("H2O Midstream Acquisition"). The purchase price was comprised of approximately $159.7 million in cash and $70.0 million of Delek Logistics’ preferred units. See Note 6 for further information on the Preferred Units. The cash portion was financed through a combination of cash on hand and borrowings under the Delek Logistics' Credit Facility (as defined in Note 10).
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

12 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Purchase Price Allocation
The following table summarizes the final fair values of assets acquired and liabilities assumed in the H2O Midstream Acquisition as of September 11, 2024 (in millions):

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

There have been no significant adjustments to the preliminary purchase price allocation during the three and nine months ended September 30, 2025.
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
The fair value of customer relationships was based on the income approach. Key assumptions in the income approach include projected revenue attributable to customer relationships, attrition rate, operating margins, and discount rates.
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

13 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Unaudited Pro Forma Financial Information
The following table summarizes the unaudited pro forma financial information of the Company assuming the H2O Midstream Acquisition had occurred on January 1, 2024. The unaudited pro forma financial information has been adjusted to give effect to certain pro forma adjustments that are directly related to the H2O Midstream Acquisition based on available information and certain assumptions that management believes are factually supportable. The most significant pro forma adjustments relate to (i) incremental interest expense associated with revolving credit facility borrowings incurred in connection with the H2O Midstream Acquisition, (ii) incremental depreciation resulting from the estimated fair values of acquired property, plant and equipment, (iii) incremental amortization resulting from the estimated fair values of acquired customer relationship intangibles and (iv) transaction costs. The unaudited pro forma financial information excludes any expected cost savings or other synergies as a result of the H2O Midstream Acquisition. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have been achieved had the H2O Midstream Acquisition been effective as of the dates presented, nor is it indicative of future operating results of the combined company. Actual results may differ significantly from the unaudited pro forma financial information.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2024	2024
Net sales	$3,054.6	$9,523.1
Loss from continuing operations, net of tax	$(130.7)	$(187.3)
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
The disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The CODM evaluates performance based upon segment EBITDA attributable to Delek. We define segment EBITDA attributable to Delek for any period as net income (loss) attributable to Delek plus interest expense, income tax expense (benefit), depreciation, and amortization. Segment EBITDA should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered alternatives to net income (loss), which is the most directly comparable financial measure to EBITDA that is in accordance with U.S. GAAP. Segment EBITDA, as determined and measured by us, should also not be compared to similarly titled measures reported by other companies.
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

14 |

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
Logistics Segment
Our logistics segment owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. The logistics segment generates revenue by charging fees for gathering, transporting and storing crude oil and natural gas, marketing, distributing, transporting and storing intermediate and refined products and disposing and recycling water in select regions of the southern United States and North Dakota, the Midland Basin in Texas, the Delaware Basin in New Mexico and West Texas for our refining segment and third parties, and sales of wholesale products in the West Texas market. The operating results and assets acquired in the Gravity Acquisition have been included in the logistics segment beginning on January 2, 2025. The operating results and assets acquired in the H2O Midstream Acquisition have been included in the logistics segment beginning on September 11, 2024.

Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by EBITDA attributable to Delek for the period indicated (in millions):

	Three Months Ended September 30, 2025
	Refining	Logistics	Total
Net revenues (excluding intercompany fees and revenues)	$2,756.7	$130.3	$2,887.0
Inter-segment fees and revenues	85.4	131.0	216.4
Total segment revenues	$2,842.1	$261.3	$3,103.4
Elimination of inter-segment revenue			(216.4)
Total consolidated revenues			$2,887.0

Cost of materials and other	2,225.4	129.8
Operating expenses	159.0	43.8
General and administrative expenses	2.9	4.5
Income from equity method investments	(9.3)	(21.9)
Other segment items(3)	—	3.1
Segment EBITDA attributable to Delek	$464.1	$102.0	$566.1

Reconciling items to consolidated loss before income taxes
Corporate expenses, eliminations and other (1)			153.5
Depreciation and amortization			101.3
Interest expense, net			93.1
Income tax expense			39.9
Loss from discontinued operations, net of tax			0.3
Net income attributable to Delek			$178.0

	Three Months Ended September 30, 2025
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Depreciation and amortization	$66.9	$37.9	$(3.5)	$101.3
Interest expense, net	$50.5	$21.3	$21.3	$93.1
Income from equity method investments	$(9.3)	$(21.9)	$—	$(31.2)
Capital spending (2)	$33.2	$49.7	$7.7	$90.6

15 |

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2024
	Refining	Logistics	Total
Net revenues (excluding intercompany fees and revenues)	$2,852.6	$99.2	$2,951.8
Inter-segment fees and revenues	175.2	114.9	290.1
Total segment revenues	$3,027.8	$214.1	$3,241.9
Elimination of inter-segment revenue			(199.5)
Total consolidated revenues			$3,042.4

Cost of materials and other	2,862.3	117.5
Operating expenses	145.0	28.0
General and administrative expenses	3.9	15.7
Income from equity method investments	(9.9)	(15.6)
Other segment items(3)(4)	13.7	(0.1)
Segment EBITDA attributable to Delek	$12.8	$68.6	$81.4

Reconciling items to consolidated loss before income taxes
Corporate expenses, eliminations and other (1)			88.9
Depreciation and amortization			98.1
Interest expense, net			78.8
Income tax benefit			(40.3)
Income from discontinued operations, net of tax			(67.3)
Net loss attributable to Delek			$(76.8)

	Three Months Ended September 30, 2024
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Depreciation and amortization	$76.0	$24.2	$(2.1)	$98.1
Interest expense, net	$28.0	$13.6	$37.2	$78.8
Income from equity method investments	$(9.9)	$(15.6)	$0.4	$(25.1)
Capital spending (2)	$57.7	$65.2	$5.6	$128.5

16 |

Notes to Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2025
	Refining	Logistics	Total
Net revenues (excluding intercompany fees and revenues)	$7,907.3	$386.2	$8,293.5
Inter-segment fees and revenues	259.9	371.4	631.3
Total segment revenues	$8,167.2	$757.6	$8,924.8
Elimination of inter-segment revenue			(631.3)
Total consolidated revenues			$8,293.5

Cost of materials and other	7,174.8	378.2
Operating Expenses	467.6	122.9
General and administrative expenses	9.7	22.3
Income from equity method investments	(24.5)	(42.6)
Other segment items(3)	(3.4)	(0.8)
Segment EBITDA attributable to Delek	$543.0	$277.6	$820.6

Reconciling items to consolidated loss before income taxes
Corporate expenses, eliminations and other (1)			371.5
Depreciation and amortization			296.7
Interest expense, net			263.1
Income tax benefit			(11.0)
Loss from discontinued operations, net of tax			1.4
Net loss attributable to Delek			$(101.1)

	Nine Months Ended September 30, 2025
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Depreciation and amortization	$205.3	$99.0	$(7.6)	$296.7
Interest expense, net	$129.6	$58.0	$75.5	$263.1
Income from equity method investments	$(24.5)	$(42.6)	$0.4	$(66.7)
Capital spending (2)	$129.7	$240.8	$16.7	$387.2

17 |

Notes to Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2024
	Refining	Logistics	Total
Net revenues (excluding intercompany fees and revenues)	$8,872.1	$319.4	$9,191.5
Inter-segment fees and revenues	571.2	411.4	982.6
Total segment revenues	$9,443.3	$730.8	$10,174.1
Elimination of inter-segment revenue			(695.6)
Total consolidated revenues			$9,478.5

Cost of materials and other	8,852.6	379.3
Operating Expenses	459.4	89.5
General and administrative expenses	12.3	26.6
Income from equity method investments	(25.8)	(32.0)
Other segment items(3)(4)	9.6	(1.5)
Segment EBITDA attributable to Delek	$135.2	$268.9	$404.1

Reconciling items to consolidated loss before income taxes
Corporate expenses, eliminations and other (1)			163.3
Depreciation and amortization			278.2
Interest expense, net			244.1
Income tax benefit			(56.7)
Income from discontinued operations, net of tax			(78.2)
Net loss attributable to Delek			$(146.6)

	Nine Months Ended September 30, 2024
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Depreciation and amortization	$194.8	$74.9	$8.5	$278.2
Interest expense, net	$47.1	$89.1	$107.9	$244.1
Income from equity method investments	$(25.8)	$(32.0)	$(19.6)	$(77.4)
Capital spending (2)	$126.2	$90.6	$17.8	$234.6
(1) Corporate expenses, eliminations and other represents corporate costs that are not allocated to the operating segments, inter-segment cost eliminations, and other unallocated shared service functions. “Corporate expenses, eliminations and other” are included in the tables above to reconcile total Segment EBITDA attributable to Delek to the Company’s consolidated loss before income taxes.
(2) Capital spending includes additions on an accrual basis. Capital spending excludes capital spending associated with the Retail Stores of $3.4 million and $14.0 million during the three and nine months ended September 30, 2024, respectively.
(3) Other segment items include asset impairment, other operating (income) expense, net, and other (income) expense, net.
(4) Other segment items for the three and nine months ended September 30, 2024, includes a $22.1 million impairment charge related to the idling of the biodiesel facilities for the Refining segment. Refer to Note 17- Restructuring and Other Charges for further information.

4. Discontinued Operations
On July 31, 2024, a wholly-owned subsidiary of Delek entered into the Retail Purchase Agreement with a subsidiary of FEMSA. Under the terms of the Retail Purchase Agreement, Delek agreed to sell, and FEMSA agreed to purchase, 100% of the equity interests in four of Delek’s wholly-owned subsidiaries that owned and operated 249 Retail Stores under the Delek US Retail brand. As a result of the Retail Purchase Agreement, we met the requirements of ASC 205-20 and ASC 360, to report the results of the Retail Stores as discontinued operations and to classify the Retail Stores as a group of discontinued operations assets. The fair value assessment of the Retail Stores as of July 31, 2024, did not result in an impairment. We ceased depreciation of these assets as of July 31, 2024. The Retail Transaction closed on September 30, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$—	$202.4	$—	$612.0
Cost of material and other	—	(164.0)	0.5	(498.7)
Operating expenses	—	(30.6)	—	(80.7)
General and administrative expenses	1.2	(8.8)	—	(15.1)
Depreciation and amortization	—	(1.8)	—	(9.0)
Other operating (expense) income, net	(1.6)	(0.2)	(2.3)	0.9
Interest (expense) income, net	—	—	—	(0.1)
Other income, net	—	—	—	0.1
Gain on sale of Retail Stores	—	98.4	—	98.4
(Loss) income from discontinued operations before taxes	(0.4)	95.4	(1.8)	107.8
Income tax (benefit) expense	(0.1)	28.1	(0.4)	29.6
(Loss) income from discontinued operations, net of tax	$(0.3)	$67.3	$(1.4)	$78.2

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
The following table sets forth the computation of basic and diluted earnings per share.

(In millions, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Numerator for EPS - continuing operations
Net income (loss) from continuing operations	$195.1	$(134.8)	$(52.4)	$(197.0)
Less: Income from continuing operations attributed to non-controlling interests	16.8	9.3	47.3	27.8
Numerator for basic and diluted EPS from continuing operations attributable to Delek	$178.3	$(144.1)	$(99.7)	$(224.8)

Numerator for EPS - discontinued operations
(Loss) income from discontinued operations, including gain on sale of discontinued operations	$(0.4)	$95.4	$(1.8)	$107.8
Less: Income tax (benefit) expense	(0.1)	28.1	(0.4)	29.6
(Loss) income from discontinued operations, net of tax	$(0.3)	$67.3	$(1.4)	$78.2

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	60,190,054	64,063,609	60,930,537	64,099,700
Dilutive effect of stock-based awards	754,846	—	—	—
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	60,944,900	64,063,609	60,930,537	64,099,700

EPS:
Basic income (loss) per share:
Income (loss) from continuing operations	$2.96	$(2.25)	$(1.64)	$(3.51)
Income (loss) from discontinued operations	—	1.05	(0.02)	1.22
Total basic income (loss) per share	$2.96	$(1.20)	$(1.66)	$(2.29)
Diluted income (loss) per share:
Income (loss) from continuing operations	$2.93	$(2.25)	$(1.64)	$(3.51)
Income (loss) from discontinued operations	—	1.05	(0.02)	1.22
Total diluted income (loss) per share	$2.93	$(1.20)	$(1.66)	$(2.29)

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	895,945	3,085,861	2,127,024	1,661,767
Antidilutive due to loss	—	196,012	494,985	548,140
Total antidilutive stock-based compensation	895,945	3,281,873	2,622,009	2,209,907

20 |

Notes to Condensed Consolidated Financial Statements (unaudited)
6. Delek Logistics
Delek Logistics is a publicly traded limited partnership formed by Delek in 2012 that owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. A substantial majority of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of September 30, 2025, we owned a 63.3% interest in Delek Logistics, consisting of 33,868,203 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets. In September 2024, we recorded a redeemable non-controlling interest related to Delek Logistics’ preferred units. The Delek Logistics' preferred units were redeemed in October 2024.
Acquisition
On January 2, 2025, Delek Logistics completed the Gravity Acquisition in which it acquired water disposal and recycling operations in the Permian Basin and the Bakken for total consideration of $300.8 million, subject to customary adjustments for net working capital. See Note 2 - Acquisitions for additional information.
Delek Permian Gathering Dropdown
On May 1, 2025, we transferred the Delek Permian Gathering purchasing and blending activities to Delek Logistics. In connection with the DPG Dropdown, Delek Logistics assumed all of the rights and obligations to purchase crude oil under certain contracts associated with Delek Logistics’ existing Midland Gathering System. Total consideration included the cancellation of $58.8 million in payables owed to Delek Logistics.
Wink to Webster Dropdown
On August 5, 2024, we contributed all of our 50% investment in HoldCo which included our 15.6% indirect interest in the Wink to Webster Pipeline LLC joint venture and related joint venture indebtedness, to a subsidiary of Delek Logistics. Total consideration was comprised of $83.9 million (including post-close adjustments) in cash, forgiveness of a $60.0 million payable to Delek Logistics and 2,300,000 of Delek Logistics common units. Prior periods have not been recast in our Segment Data in Note 3, as this asset did not constitute a business in accordance with ASC 805, and the transaction was accounted for as an acquisition of assets between entities under common control and we did not record a gain or loss. See Note 7 for further information.
Agreements
On May 1, 2025, we entered into a termination agreement with Delek Logistics to terminate, in its entirety, the East Texas Marketing Agreement effective as of January 1, 2026.
On May 1, 2025, in connection with the DPG Dropdown, we amended and restated a throughput agreement with Delek Logistics for the El Dorado rail facility (the “Throughput Agreement”), which includes a minimum volume commitment for refined products until the termination of the Throughput Agreement, which will occur at the closing of the El Dorado Purchase (as defined below). Additionally, on May 1, 2025, in connection with the DPG Dropdown, we entered into an asset purchase agreement with Delek Logistics (the “El Dorado Purchase Agreement”), where we will purchase the related El Dorado rail facility assets from Delek Logistics for cash consideration of $25.0 million (the “El Dorado Purchase”). The transaction will close on January 2, 2026, subject to certain closing conditions as set forth in the El Dorado Purchase Agreement.
We also entered into an amended and restated Omnibus Agreement with Delek Logistics that provides for an increase in the Administrative Fee (as defined therein) which is being be phased in over two years beginning July 1, 2025 and a binding obligation for both parties to enter into transition services agreements in the event of a change in control.
These transactions with Delek Logistics will be eliminated in consolidation.
Common Units
On March 12, 2024, Delek Logistics completed a public offering of its common units in which it sold 3,584,416 common units (including an overallotment option of 467,532 common units) to the underwriters of the offering at a price to the public of $38.50 per unit. The proceeds received from this offering (net of underwriting discounts, commissions, and expenses) were $132.2 million and were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility (defined below). Underwriting discounts totaled $5.5 million.
On October 10, 2024, Delek Logistics completed a public offering of its common units in which it sold 4,423,075 common units (including an overallotment option of 576,922 common units) to the underwriters of the offering at a price to the public of $39.00 per unit. The proceeds received from this offering (net of underwriting discounts, commissions, and expenses) were $165.6 million and were used to redeem Delek Logistics’ preferred units outstanding and repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility (defined below). Underwriting discounts totaled $6.6 million.

21 |

Notes to Condensed Consolidated Financial Statements (unaudited)
On February 24, 2025, we entered into a Common Unit Purchase Agreement with Delek Logistics (the “Common Unit Purchase Agreement”) whereby Delek Logistics may repurchase common units from time to time from us in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). The purchase price per common unit in each Repurchase will be the 30-day volume weighted average price of the common units at the close of trading on the day prior to the closing date, subject to certain limitations set forth in the Common Unit Purchase Agreement. During the nine months ended September 30, 2025, 243,075 common units were repurchased from us and cancelled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the nine months ended September 30, 2024. As of September 30, 2025, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
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

	As of September 30, 2025	As of December 31, 2024
ASSETS
Cash and cash equivalents	$6.9	$5.4
Accounts receivable	91.8	54.7
Accounts receivable from related parties	242.4	33.3
Lease receivable - affiliate	21.6	22.8
Inventory	18.6	5.4
Other current assets	1.4	24.2
Property, plant and equipment, net	1,418.8	1,064.3
Equity method investments	325.8	317.2
Operating lease right-of-use assets	12.8	16.7
Goodwill	12.2	12.2
Intangible assets, net	372.8	281.5
Net lease investment - affiliate	186.6	193.1
Other non-current assets	35.5	10.8
Total assets	$2,747.2	$2,041.6
LIABILITIES AND EQUITY
Accounts payable	$308.4	$41.4
Current portion of operating lease liabilities	3.5	5.3
Accrued expenses and other current liabilities	58.3	42.1
Long-term debt, net of current portion	2,288.3	1,875.4
Asset retirement obligations	23.4	15.6
Operating lease liabilities, net of current portion	4.1	6.0
Other non-current liabilities	43.7	20.3
Equity	17.5	35.5
Total liabilities and equity	$2,747.2	$2,041.6

22 |

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
As of September 30, 2025, except for the guarantee of member obligations under the joint venture, we do not have other guarantees with or to HoldCo, nor any third-party associated with HoldCo contracted work. Delek's maximum exposure to any losses incurred by HoldCo is limited to its investment.
As of September 30, 2025, and December 31, 2024, Delek's HoldCo investment balance totaled $102.8 million and $86.1 million, respectively.
Delek Logistics has a 33% membership interest in Red River Pipeline Company LLC (“Red River”), which owns and operates a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. As of September 30, 2025, and December 31, 2024, Delek's investment balance in Red River totaled $132.5 million and $136.5 million, respectively.
In addition, Delek Logistics has two other pipeline joint ventures in which it owns a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system. As of September 30, 2025, and December 31, 2024, Delek Logistics' investment balance in these joint ventures was $90.5 million and $94.6 million, respectively.
Other Investments
In addition to our pipeline joint ventures, we also have a 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S., as well as a 50% interest in a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in Arkansas. As of September 30, 2025, and December 31, 2024, Delek's investment balance in these joint ventures was $93.8 million and $75.7 million, respectively. These investments are included in Refining in our segment disclosure.
8. Inventory
Crude oil feedstocks, refined products, blendstocks and asphalt inventory for all of our operations are stated at the lower of cost determined using the first-in, first-out basis or net realizable value.
The following table presents the components of inventory for each period presented (in millions):

	Titled Inventory	Inventory Intermediation Agreement (1)	Total
September 30, 2025
Feedstocks, raw materials and supplies	$194.3	$110.1	$304.4
Refined products and blendstock	267.0	197.9	464.9
Total	$461.3	$308.0	$769.3

December 31, 2024
Feedstocks, raw materials and supplies	$246.5	$131.5	$378.0
Refined products and blendstock	243.4	271.8	515.2
Total	$489.9	$403.3	$893.2
(1) Refer to Note 9 - Inventory Intermediation Obligations for further information.

At September 30, 2025, we recorded a pre-tax inventory valuation reserve of $0.7 million due to a market price decline below our cost of certain inventory products. At December 31, 2024, we recorded a pre-tax inventory valuation reserve of $0.9 million. We recognized a net reduction (increase) in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of $0.3 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, $(0.1) million and $10.5 million for the three and nine months ended September 30, 2024, respectively.

23 |

Notes to Condensed Consolidated Financial Statements (unaudited)
9. Inventory Intermediation Obligations
The following table summarizes our outstanding obligations under our Inventory Intermediation Agreement (as defined below) (in millions):

	As of September 30, 2025	As of December 31, 2024
Obligations under Inventory Intermediation Agreement
Obligations related to Base Layer Volumes	$331.2	$408.7
Current portion	—	—
Total obligations under Inventory Intermediation Agreement	$331.2	$408.7
Other payable for monthly activity true-up	$9.9	$20.2

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net fees and expenses:
Inventory intermediation fees	$7.2	$9.1	$28.7	$13.6
Interest expense, net	$13.5	$14.7	$39.1	$46.2

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
On December 21, 2023, DKTS amended the Inventory Intermediation Agreement to among other things, (i) reduce Citi’s unilateral term extension option from a twelve month extension period to a six month extension period and (ii) increase the amount of the payment deferral mechanism from $70 million to $250 million. On February 21, 2025, DKTS amended the Inventory Intermediation Agreement to, among other things, (i) extend the term of the Inventory Intermediation Agreement from January 31, 2026 to January 31, 2027 and (ii) include a mechanism for DKTS to nominate each month whether to include volumes related to the Krotz Springs refinery for funding under the Inventory Intermediation Agreement. As of September 30, 2025, and December 31, 2024, we had letters of credit outstanding of $250.0 million and $200.0 million, respectively, supporting the Inventory Intermediation Agreement.
The Inventory Intermediation Agreement provides for the lease to Citi of crude oil and refined product storage facilities. At the inception of the Inventory Intermediation Agreement, we transferred title to a certain number of barrels of crude and other inventories to Citi, and the Inventory Intermediation Agreement requires the repurchase of the remaining inventory (including certain "Base Layer Volumes") at termination. As of September 30, 2025, and December 31, 2024, the volumes subject to the Inventory Intermediation Agreement totaled 4.7 million barrels and 5.5 million barrels, including Base Layer Volumes associated with our non-current inventory intermediation obligation of 5.5 million barrels.
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
Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other in the condensed consolidated statements of income. With respect to the repurchase obligation, we recognized (losses) gains attributable to changes in fair value due to commodity-index price totaling $(0.3) million and $29.7 million during the three and nine months ended September 30, 2025, respectively, and $76.3 million and $13.8 million during the three and nine September 30, 2024, respectively. See Note 12 for discussion of gains and losses recognized from changes in fair value.

24 |

Notes to Condensed Consolidated Financial Statements (unaudited)
10. Long-Term Obligations
Outstanding borrowings under debt instruments are as follows (in millions):

	September 30, 2025	December 31, 2024
Delek Term Loan Credit Facility	$923.9	$931.0
Delek Logistics Revolving Facility	156.9	435.4
Delek Logistics 2028 Notes	400.0	400.0
Delek Logistics 2029 Notes	1,050.0	1,050.0
Delek Logistics 2033 Notes	700.0	—
Principal amount of long-term debt	3,230.8	2,816.4
Less: Unamortized discount and premium and deferred financing costs	53.5	51.2
Total debt, net of unamortized discount and premium and deferred financing costs	3,177.3	2,765.2
Less: Current portion of long-term debt	9.5	9.5
Long-term debt, net of current portion	$3,167.8	$2,755.7

Delek Term Loan Credit Facility
On November 18, 2022, Delek entered into an amended and restated term loan credit agreement (the "Delek Term Loan Credit Facility") providing for a senior secured term loan facility with an initial principal of $950.0 million at a discount of 4.00%. This senior secured facility allows for $400.0 million in incremental loans subject to certain restrictions. Repayment terms include quarterly principal payments of $2.4 million with the balance of principal due on November 19, 2029. At Delek’s option, borrowings bear interest at either the Adjusted Term Secured Overnight Financing Rate ("SOFR") or base rate as defined by the agreement, plus an applicable margin of 2.50% per annum with respect to base rate borrowings and 3.50% per annum with respect to SOFR borrowings. At September 30, 2025, and December 31, 2024, the weighted average borrowing rate was approximately 7.19% and 7.44%, respectively. The effective interest rate was 8.36% as of September 30, 2025.
Available capacity and amounts outstanding for each of our revolving credit facilities as of September 30, 2025 are shown below (in millions):

	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Maturity Date
Delek Revolving Credit Facility (1)	$1,100.0	$—	$419.4	$680.6	October 26, 2027
Delek Logistics Revolving Facility (2)	$1,150.0	$156.9	$—	$993.1	October 13, 2027

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

(2) Total capacity includes letters of credit up to $146.9 million and $31.9 million for swing line loans. This facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.45% per annum. Interest is measured at either the U.S. dollar prime rate plus an applicable margin of 1.00% to 2.00% depending on Delek Logistics’ leverage ratio, or a SOFR rate plus a credit spread adjustment of 0.10% to 0.25% and an applicable margin ranging from 2.00% to 3.00% depending on the Delek Logistics’ leverage ratio. As of September 30, 2025, and December 31, 2024, the weighted average interest rate were 7.39% and 7.27%, respectively.

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
The Delek Logistics 2033 Notes are general unsecured senior obligations of the Co-issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries other than Finance Corp. and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. The Delek Logistics 2033 Notes rank equal in right of payment with all existing and future senior indebtedness of the Co-issuers, and senior in right of payment to any future subordinated indebtedness of the Co-issuers. The Delek Logistics 2033 Notes will mature on June 30, 2033, and interest is payable semi-annually in arrears on each June 30 and December 30. As of September 30, 2025, the effective interest rate was 7.64%.

Delek Logistics 2029 Notes
On March 13, 2024, Delek Logistics and the Co-issuers, sold $650.0 million in aggregate principal amount of the Co-issuers 8.625% Senior

25 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Notes due 2029 (the “Delek Logistics 2029 Notes”), at par, pursuant to an indenture with U.S. Bank Trust Company, National Association as trustee. Net proceeds were used to redeem the Delek Logistics 2025 Notes (defined below) including accrued interest, pay off the Delek Logistics Term Loan Facility (defined below) including accrued interest and to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
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
The Delek Logistics 2029 Notes are general unsecured senior obligations of the Co-issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries other than Finance Corp. and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. The Delek Logistics 2029 Notes rank equal in right of payment with all existing and future senior indebtedness of the Co-issuers, and senior in right of payment to any future subordinated indebtedness of the Co-issuers. The Delek Logistics 2029 Notes will mature on March 15, 2029, and interest is payable semi-annually in arrears on each March 15 and September 15. As of September 30, 2025, the effective interest rate was 8.80%.
Delek Logistics 2028 Notes
On May 24, 2021, Delek Logistics and Finance Corp. issued general unsecured senior obligations comprised of $400.0 million in aggregate principal amount of 7.125% senior notes maturing June 1, 2028 ("the Delek Logistics 2028 Notes"). The Delek Logistics 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries (other than Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. Interest is payable semi-annually in arrears on June 1 and December 1. As of September 30, 2025, the effective interest rate was 7.38%.
2024 Debt Extinguishment
Delek Logistics Term Loan Facility
On October 13, 2022, Delek Logistics entered into a senior secured term loan with an original principal of $300.0 million (the "Delek Logistics Term Loan Facility"). The outstanding principal balance of $281.3 million was paid on March 13, 2024, from a portion of the proceeds received from the issuance of the Delek Logistics 2029 Notes. Debt extinguishment costs were $2.1 million for the nine months ended September 30, 2024, and were recorded in interest expense, net in the accompanying condensed consolidated statements of income.
Delek Logistics 2025 Notes
In May 2018, Delek Logistics and Finance Corp. issued general unsecured senior obligations comprised of $250.0 million in aggregate principal of 6.75% senior notes maturing on May 15, 2025 ("the Delek Logistics 2025 Notes"). Concurrent with the issuance of the Delek Logistics 2029 Notes, Delek Logistics made a cash tender offer (the "Offer") for all of the outstanding Delek Logistic 2025 Notes with a conditional notice of full redemption for the remaining balance not received from the Offer. Delek Logistics received tenders from holders of approximately $156.2 million in aggregate principal amount. All the remaining Delek Logistic 2025 Notes were redeemed by March 29, 2024, pursuant to the notice of conditional redemption. Debt extinguishment costs were $1.5 million for the nine months ended September 30, 2024, and were recorded in interest expense, net in the accompanying condensed consolidated statements of income.
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
Restrictive Terms and Covenants
Under the terms of our debt facilities, we are required to comply with usual and customary financial and non-financial covenants. Certain of our debt facilities contain limitations on future transactions such as incurrence of additional indebtedness, investments, affiliate transactions, asset acquisitions or dispositions, and dividends or distributions. As of September 30, 2025, we were in compliance with covenants on all of our debt instruments.
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of assets. As of September 30, 2025, we had no subsidiaries with restricted net assets which would prohibit earnings from being transferred to the parent company for its use.

26 |

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
We primarily utilize commodity swaps, futures, forward contracts, and options contracts, generally with maturity dates of three years or less, and from time to time interest rate swaps or caps to achieve these objectives. Futures contracts are standardized agreements, traded on a futures exchange, to buy or sell the commodity at a predetermined price and location at a specified future date. Options provide the right, but not the obligation to buy or sell a commodity at a specified price in the future. Commodity swaps and futures contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date, and options require payment/receipt of an upfront premium. Because these derivatives are entered into to achieve objectives specifically related to our inventory and production risks, such gains and losses (to the extent not designated as accounting hedges and recognized on an unrealized basis in other comprehensive income) are recognized in cost of materials and other.
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
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales ("NPNS") pursuant to ASC 815. If we elect the NPNS exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. Our Canadian crude trading operations are accounted for as derivative instruments, and the related unrealized and realized gains and losses are recognized in other operating income, net on the condensed consolidated statements of income. Additionally, as of and for the three and nine months ended September 30, 2025, other forward contracts accounted for as derivatives that are specific to managing crude costs rather than for trading purposes are recognized in cost of materials and other on the condensed consolidated statements of income in our refining segment, and are included in our disclosures of commodity derivatives in the tables below.
Futures, swaps or other commodity related derivative instruments that are utilized to specifically provide economic hedges on our Canadian forward contract or investment positions are recognized in other operating income, net because that is where the related underlying transactions are reflected.
From time to time, we also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RINs commitment contracts meet the definition of derivative instruments under ASC 815 and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RINs commitment contracts are recorded in cost of materials and other on the condensed consolidated statements of income. As of September 30, 2025, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
The following table presents the fair value of our derivative instruments as of September 30, 2025, and December 31, 2024. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 12 for further information regarding the fair value of derivative instruments (in millions).

27 |

Notes to Condensed Consolidated Financial Statements (unaudited)

		September 30, 2025		December 31, 2024
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives (1)	Other current assets	$17.8	$(18.9)	$19.5	$(22.0)
Commodity derivatives (1)	Other current liabilities	—	—	5.4	(5.4)
Commodity derivatives (1)	Other long-term liabilities	0.1	(0.5)	—	—
RINs commitment contracts (2)	Other current assets	52.7	—	0.3	—
RINs commitment contracts (2)	Other current liabilities	—	(39.1)	—	(5.6)
Interest rate swap derivatives	Other current assets	1.4	—	3.5	—
Interest rate swap derivatives	Other long-term liabilities	—	(3.4)	4.8	(5.1)
Total gross fair value of derivatives		72.0	(61.9)	33.5	(38.1)
Less: Counterparty netting and cash collateral (3)		11.1	(19.1)	19.9	(27.4)
Total net fair value of derivatives		$60.9	$(42.8)	$13.6	$(10.7)
(1)As of September 30, 2025, and December 31, 2024, we had open derivative positions representing 16,887,000 and 18,471,700 barrels, respectively, of crude oil and refined petroleum products. Additionally, as of September 30, 2025, we had no open derivative positions representing natural gas products. We had 1,495,000 open derivative positions of natural gas products as of December 31, 2024.
(2)As of September 30, 2025, and December 31, 2024, we had open RINs commitment contracts representing 862,100,000 and 36,000,000 RINs, respectively.
(3)As of September 30, 2025, and December 31, 2024, $8.0 million and $7.5 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our non-trading commodity derivatives and RINs commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions) (3):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gains on hedging derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$18.8	$34.3	$30.8	$5.1
Gains (losses) on interest rate derivatives not designated as hedging instruments recognized in interest expense, net (2)	0.5	(4.1)	(2.3)	(4.1)
Total gains (losses)	$19.3	30.2	$28.5	$1.0
(1) Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized (losses) of $5.8 million and $1.1 million for the three and nine months ended September 30, 2025, respectively, and $8.0 million and $(1.3) million for the three and nine months ended September 30, 2024, respectively.
(2) Losses on interest rate derivatives that are economic hedges but not designated as hedging instruments include unrealized losses of $(0.1) million and $(5.3) million for the three and nine September 30, 2025, respectively, and $(5.2) million for the three and nine ended September 30, 2024.
(3)    See the separate table below for disclosures about "trading derivatives".

Total gains (losses) on our trading derivatives (none of which were designated as hedging instruments) recorded in other operating income, net on the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Trading Physical Forward Contract Commodity Derivatives
Realized losses	$—	$—	$—	$(0.1)

28 |

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
Our environmental credit obligation positions are subject to fair value accounting pursuant to our accounting policy. As part of our refining operations, we generate certain regulatory environmental credit obligations, the most notable of which are Renewable Identification Numbers (RINs). Because our obligations to provide RINs exceed the RINs we are able to generate annually on a consolidated basis, and because we have the legal ability to transfer RINs generated or purchased through any of our entities to our obligated parties as needed, we view and manage the Company’s RINs holdings on a consolidated basis. Therefore, the sum of all of our obligated parties’ Net RINs obligations and our RIN holdings at the end of each period comprises the Company’s “Consolidated Net RINs Obligation.” The Consolidated Net RINs Obligation may be a surplus (Consolidated Net RIN surplus) or deficit (Consolidated Net RIN deficit) at the end of each reporting period depending on the amount of RINs held on a consolidated basis and the amount owed to the EPA. When there is a Consolidated Net RIN deficit, we have elected to apply the fair value option using the fair value guidance provided by ASC 820. To the extent the obligations are measured at fair value they are categorized as Level 2, either directly through observable inputs or indirectly through market-corroborated inputs, and gains (losses) related to changes in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income. When there is a Consolidated Net RIN surplus, we value the asset at historical cost under the inventory method.
On August 22, 2025, the EPA announced its decisions on multiple outstanding small refinery exemption (“SRE”) petitions from refineries seeking an exemption from their Renewable Fuel Standard obligations for the 2016–2024 compliance years. EPA granted Delek full and partial exemptions for substantially all of our 20 petitions for the 2019-2024 calendar years.
For the years in which Delek received a partial or complete exemption, EPA refunded to Delek the vintage 2019-2023 RINs retired to meet those RVOs. A majority of the refunded RINs had no value due to RFS limits on the amount of RINs from previous periods that can be used to satisfy future obligations or because the RINs had expired. We were able to use some of these RINs to satisfy our Consolidated Net RINs Obligation for previous compliance periods. In addition, the exemptions granted for 2024 relieved or partially relieved Delek of its RIN obligations for certain refineries for the 2024 compliance year, allowing the company to retain or monetize the valid RINs that would have otherwise been required for compliance. Delek was not able to benefit from a majority of the refunded RINs. The relief received also was not sufficient to offset our 2025 compliance obligation and thus Delek’s refineries will need to seek relief from EPA for the hardship imposed by the RFS for the 2025 compliance year.
Some of the RINs returned or retained as a result of the SREs granted were recognized by the company based on weighted average RIN costs as of the date of compliance for each respective period. The cost of RINs for the years in which we have received the SREs were previously recorded in Cost of materials and other in prior periods based on the Consolidated Net RINs Obligation recorded for each period. The SREs resulted in a reduction of our Consolidated Net RINs Obligation and therefore a reduction within Cost of materials and other of approximately $280.8 million in the third quarter of 2025.
Our RINs commitment contracts, which are forward contracts accounted for as derivatives (see Note 11), are future commitments to purchase or sell RINs at fixed prices and quantities. The RINs commitment contracts are categorized as Level 2, and are measured at fair value based on quoted prices from an independent pricing service.

29 |

Notes to Condensed Consolidated Financial Statements (unaudited)
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
The fair value of the Delek Logistics 2028 Notes is measured based on quoted market prices in an active market, defined as Level 1 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $400.0 million and $402.5 million, respectively, as of September 30, 2025, and $400.0 million and $399.1 million, respectively, at December 31, 2024.
In addition, the fair value of the Delek Logistics 2029 Notes is measured based on quoted market prices in an active market, defined as Level 1 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $1,050.0 million and $1,095.5 million, respectively, as of September 30, 2025, and $1,050.0 million and $1,086.9 million, respectively, at December 31, 2024.
Also, the fair value of the Delek Logistics 2033 Notes is measured based on quoted market prices in an active market, defined as Level 1 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $700.0 million and $713.2 million, respectively, as of September 30, 2025.

30 |

Notes to Condensed Consolidated Financial Statements (unaudited)
The fair value approximates the historical or amortized cost basis comprising our carrying value for all other financial instruments and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$17.9	$—	$17.9
Interest rate swap derivatives	—	1.4	—	1.4
RINs commitment contracts	—	52.7	—	52.7
Total assets	—	72.0	—	72.0
Liabilities
Commodity derivatives	—	(19.4)	—	(19.4)
Interest rate swap derivatives	—	(3.4)	—	(3.4)
RINs commitment contracts	—	(39.1)	—	(39.1)
Inventory Intermediation Agreement obligation	—	(331.2)	—	(331.2)
Total liabilities	—	(393.1)	—	(393.1)
Net liabilities	$—	$(321.1)	$—	$(321.1)

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$24.9	$—	$24.9
Interest rate swap derivatives	—	8.3	—	8.3
RINs commitment contracts	—	0.3	—	0.3
Total assets	—	33.5	—	33.5
Liabilities
Commodity derivatives	—	(27.4)	—	(27.4)
Interest rate derivatives	—	(5.1)	—	(5.1)
RINs commitment contracts	—	(5.6)	—	(5.6)
Environmental credits obligation deficit	—	(30.6)	—	(30.6)
Inventory Intermediation Agreement obligation	—	(408.7)	—	(408.7)
Total liabilities	—	(477.4)	—	(477.4)
Net liabilities	$—	$(443.9)	$—	$(443.9)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of September 30, 2025, and December 31, 2024, $8.0 million and $7.5 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 11 for further information regarding derivative instruments.
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
During the third quarter of 2025, we recorded an $11.6 million asset impairment related to software development costs. Our estimate of the fair value of the impaired long-lived asset as of September 30, 2025 was primarily based on the expectation that we would no longer utilize the asset and no proceeds could be obtained from the sale of the asset. Thus we recorded a full impairment of the asset.

31 |

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
Environmental, Health and Safety
We are subject to extensive federal, state, and local environmental and safety laws and regulations enforced by various agencies, including the EPA, the U.S. Department of Transportation and the Occupational Safety and Health Administration, as well as numerous state, regional and local environmental, safety and pipeline agencies. These laws and regulations govern the discharge of materials into the environment, waste management practices, pollution prevention measures, and the composition of the fuels we produce, as well as the safe operation of our plants and pipelines and the safety of our workers and the public. Numerous permits or other authorizations are required under these laws and regulations for the operation of our refineries, renewable fuels facilities, terminals, pipelines, underground storage tanks, trucks, rail cars, and related operations, and may be subject to revocation, modification, and renewal.
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
As of September 30, 2025, we have recorded an environmental liability of approximately $36.6 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $5.3 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2039, although some costs may extend up to 25 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines, and terminal facilities, which could result in the recognition of additional remediation liabilities.
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
The License Agreement, which provided us the license to continue operating our asphalt and marine fuel terminal operations on the property for a term of ten years and expired in June 2020, also ascribed a contractual noncontingent indemnification guarantee to certain of our wholly-owned subsidiaries related to certain incremental environmental remediation activities, predicated on the completion of certain property development activities ascribed to the lessor was formally terminated in the settlement. As a result of the termination of the License Agreement, we are no longer obligated to remove equipment from the property for certain development activities and as a result we have reversed the $17.9 million asset retirement obligation recorded in connection with the Delek/Alon Merger, effective July 1, 2017, since we own the property and intend to operate the property as an asphalt and marine fuel terminal and there was no remaining basis in the equipment. Additionally, as a result of the settlement, we reduced the non-contingent guarantee and environmental liability to $1.0 million since our risk of a contingent guarantee was eliminated and determined it appropriate to retain an accrual based on what we can reasonably estimate as the cost of the initial steps once operations cease or a cleanup is ordered. Total net gain from the property settlement was $53.4 million and was recorded in other operating income, net in the condensed consolidated statements of income for the nine months ended September 30, 2024; no gain was recorded for the three months ended September 30, 2024.

32 |

Notes to Condensed Consolidated Financial Statements (unaudited)
We are also subject to various regulatory requirements related to carbon emissions and the compliance requirements to remit environmental credit obligations due to the EPA or other regulatory agencies, the most significant of which relates to the RINs Obligation subject to the EPA’s Renewable Fuel Standard - 2 ("RFS-2") regulations. The RFS-2 regulations are highly complex and evolving, requiring us to periodically update our compliance systems. As part of our on-going monitoring and compliance efforts, on an annual basis we engage a third party to perform procedures to review our RINs inventory, processes, and compliance. The results of such procedures may include procedural findings but may also include findings regarding the usage of RINs to meet past obligations, the treatment of exported RINs, and the propriety of RINs on-hand and related adjustments to our RINs inventory, which (to the extent they are valued) offset our RINs Obligation. Such adjustments may also require communication with the EPA if they involve reportable non-compliance which could lead to the assessment of penalties.
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
14. Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), we generally use an estimated annual tax rate to record income taxes. For interim financial reporting, except in specified cases, the quarterly income tax provision aligns with the estimated annual tax rate, updated each quarter based on revised full-year pre-tax book earnings. In certain situations, the estimated annual tax rate may distort the interim income tax provision due to significant permanent differences. In such cases, the interim income tax provision is based on the year-to-date effective tax rate, adjusting for permanent differences proportionally. In the three and nine months ended September 30, 2025, income taxes were calculated based on the estimated annual effective tax rate versus the year-to-date effective tax rate. In the three and nine months ended September 30, 2024, income taxes were calculated based on the estimated annual tax rate. Our effective tax rate for continuing operations was 17.0% and 17.4% for the three and nine months ended September 30, 2025, respectively, and 23.0% and 22.3% for the three and nine months ended September 30, 2024, respectively. The difference between the effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 was primarily due to an increase in quarter to date pre-tax earnings and the impact of fixed dollar favorable permanent adjustments on the quarter.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of 100% bonus depreciation, restoration of an EBITDA-based limitation for business interest expense, and immediate expensing of domestic research and experimentation expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the OBBBA enacted during the quarter and is still estimating its impact on the consolidated financial statements. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

15. Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 7). Transactions with our related parties were as follows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues (1)	$31.5	$37.1	$88.9	$98.6
Cost of materials and other (2)	$46.0	$52.3	$132.6	$158.3
(1)Consists primarily of asphalt sales which are recorded in the refining segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

33 |

Notes to Condensed Consolidated Financial Statements (unaudited)
16. Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	September 30, 2025	December 31, 2024
Consolidated Net RINs surplus(1) (see Note 12)	$146.8	$—
Short-term derivative assets (see Note 11)	61.0	8.8
Prepaid expenses	60.7	69.2
Income and other tax receivables	5.2	6.7
Other	4.7	0.8
Total	$278.4	$85.5

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	September 30, 2025	December 31, 2024
Product financing agreements	$398.8	$185.9
Crude purchase liabilities	212.5	193.9
Employee costs	97.2	43.2
Income and other taxes payable	79.9	101.1
Consolidated Net RINs deficit (see Note 12)	—	30.6
Short-term derivative liabilities (see Note 11)	39.1	5.6
Deferred revenue	4.3	6.9
Other	88.5	82.3
Total	$920.3	$649.5
(1)Net of RIN lower of cost or market reserve of $39.4 million for the three and nine months ended September 30, 2025.

17. Restructuring and Other Charges
During the fiscal year 2022, we initiated a cost optimization plan to improve efficiencies and align our workforce with strategic activities and operations. The recorded costs include an accrual of $1.0 million and $10.4 million as of September 30, 2025, and December 31, 2024, respectively.
During the second quarter of 2024, we made the decision to idle the Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi biodiesel facilities, while exploring viable and sustainable alternatives. Those alternatives could include restarting if market conditions improve, marketing for sale or permanently closing any of the facilities. Our decision to idle these facilities was driven by the decline in the overall biodiesel market and aligns with our continued operational and cost optimization efforts. As a result, we conducted an evaluation of impairment and based on our review we recorded a $22.1 million impairment which included property, plant and equipment and right of use assets. In addition, $0.4 million of severance and benefit expenses were recognized in the nine months ended September 30, 2024. No severance and benefit expenses were recognized in the three months ended September 30, 2024.
During the third quarter 2024, we made a strategic decision to abandon certain capital projects included in construction in progress that no longer fit our core objectives. As a result, we recognized a loss of $14.1 million in the three and nine months ended September 30, 2024 which was recorded in other operating (income) loss, net in the condensed consolidated statements of income. In addition, we recognized impairment charges totaling $9.2 million related to certain pipeline assets because it is no longer probable these assets will be utilized. During the three and nine months ended September 30, 2024, we recorded a bonus accrual for certain employees, including executives, determined to be key to our planned go-forward operations and achievement of certain corporate and strategic milestones provided that they remain through various requisite service periods for a total of $10.4 million of which $6.6 million was recorded in general and administrative expenses and $3.8 million was recorded in operating expenses in the condensed consolidated statements of income.
Included in our restructuring costs are expenses related to certain equity compensation awards. As of September 30, 2025 these awards were recorded as a liability on the condensed consolidated balance sheet based on the discretion and ability of management to settle the awards in cash.
We anticipate concluding our restructuring activities by the end of fiscal year 2026. Future cost estimates for these initiatives are continuing to be developed.

34 |

Notes to Condensed Consolidated Financial Statements (unaudited)
The detail of restructuring costs is as follows (in millions):

		Three Months Ended September 30, 2025
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees, severance costs, and equity based compensation	General and administrative expenses	$0.2	$—	$25.9	$26.1
Other	Cost of materials and other	0.5	—	—	0.5
Severance costs and equity based compensation	Operating expenses	—	—	7.5	7.5
Total		$0.7	$—	$33.4	$34.1

		Three Months Ended September 30, 2024
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Bonus Expense	General and administrative expenses	$—	$—	$6.6	$6.6
Severance costs and bonus expense	Operating expenses	—	—	3.8	3.8
Impairment	Asset impairment	—	—	9.2	9.2
Asset write-off	Other operating (income) loss, net	14.1	—	—	14.1
Total		$14.1	$—	$19.6	$33.7

		Nine Months Ended September 30, 2025
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees, severance costs, and equity based compensation	General and administrative expenses	$0.2	$—	$55.5	$55.7
Other	Cost of materials and other	0.5	—	—	0.5
Severance costs and equity based compensation	Operating expenses	0.3	—	11.5	11.8
Total		$1.0	$—	$67.0	$68.0

		Nine Months Ended September 30, 2024
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees, severance costs and bonus expense	General and administrative expenses	$—	$—	$9.9	$9.9
Severance costs and bonus expense	Operating expenses	0.4	—	3.8	4.2
Impairment	Asset impairment	22.1	—	9.2	31.3
Asset write-off	Other operating (income) loss, net	14.1	—	—	14.1
Total		$36.6	$—	$22.9	$59.5

18. Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 and Alon USA Energy, Inc. 2005 Long-Term Incentive Plans (collectively, the "Incentive Plans")
Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $6.5 million and $18.5 million for the three and nine months ended September 30, 2025, respectively, and $7.8 million and $20.4 million for the three and nine months ended September 30, 2024, respectively, and are included in general and administrative expenses and operating expenses in the accompanying condensed consolidated statements of income. These amounts exclude amounts related to discontinued operations of $1.4 million and $1.6 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, there was $38.1 million of total

35 |

Notes to Condensed Consolidated Financial Statements (unaudited)
unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.7 years.
We issued net shares of common stock of 82,161 and 558,645 as a result of exercised or vested equity-based awards during the three and nine months ended September 30, 2025, respectively, and 59,485 and 506,524 for the three and nine months ended September 30, 2024, respectively. These amounts are net of 79,910 and 273,550 shares withheld to satisfy employee tax obligations related to the exercises and vesting during the three and nine months ended September 30, 2025, respectively, and 21,881 and 224,973 shares during the three and nine months ended September 30, 2024, respectively.
19.  Shareholders' Equity
Dividends
For 2025, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
February 18, 2025	$0.255	March 3, 2025	March 10, 2025
April 29, 2025	$0.255	May 12, 2025	May 19, 2025
July 30, 2025	$0.255	August 11, 2025	August 18, 2025
October 29, 2025	$0.255	November 10, 2025	November 17, 2025

Stock Repurchase Program
Our Board of Directors has authorized a share repurchase program under which repurchases of Delek common stock may be executed through open market transactions or privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases are made at the discretion of management and will depend on prevailing share prices, general economic and market conditions, and other considerations. The authorization has no expiration date. During the three and nine months ended September 30, 2025, 559,933 and 3,254,403, respectively, shares of our common stock were repurchased and cancelled at the time of the transaction for a total of $15.0 million and $59.4 million, respectively. During the three and nine months ended September 30, 2024, 942,329 shares of our common stock were repurchased and cancelled at the time of the transaction for a total $20.0 million. As of September 30, 2025, there was $484.2 million of authorization remaining under Delek's aggregate stock repurchase program.

36 |

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects, and opportunities. Forward-looking statements include, among other things, statements that refer to the acquisition of H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC ("H2O Midstream") (the "H2O Midstream Acquisition") and the acquisition of Gravity Water Intermediate Holdings LLC ("Gravity") (the "Gravity Acquisition"), including any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the outbreak of a pandemic and its impact on oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning possible future results of operations, business and growth strategies, including as the same may be impacted by any ongoing military conflict, such as the war between Russia and Ukraine ("the Russia-Ukraine War"), the conflict between Israel and Hamas (the "Israel-Hamas War"), and the conflict between Israel and Iran (the "Israel-Iran War"), financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions or dispositions, including the sale of our retail fuel and convenience stores (the "Retail Stores") to a subsidiary of Fomento Económico Mexicano, S.A.B. de C.V. (“FEMSA”), statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that, individually or in the aggregate, could cause such differences include, but are not limited to:
•volatility in our refining margins or fuel gross profit as a result of changes in the prices of crude oil, other feedstocks, and refined petroleum products;
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
•general economic and business conditions affecting the southern, southwestern, and western United States ("U.S."), particularly levels of spending related to travel and tourism;
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
•operating hazards, natural disasters, weather related disruptions, casualty losses, and other matters beyond our control;
•increases in our debt levels or costs;

37 |

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
•societal, legislative, and regulatory measures to address climate change and greenhouse gases emissions ("GHG");
•our ability to execute our sustainability improvement plans, including GHG reduction targets;
•acts of terrorism (including cyber-terrorism) aimed at either our facilities or other facilities;
•impacts of global conflicts such as the Israel-Iran War, the Israel-Hamas War, and the Russia-Ukraine War;
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

38 |

Management's Discussion and Analysis
Executive Summary: Management's View of Our Business and Strategic Overview

Management's View of Our Business
We are an integrated downstream energy business focused on petroleum refining and the transportation, storage and wholesale distribution of crude oil, intermediate and refined products as well as wastewater processing, disposal, and recycling.
Business and Economic Environment Overview
Our focus on safe and reliable operations is a pillar which underlines all of our business activities. We continue to identify opportunities to mitigate market risk and focus on efforts that improve our overall cost structure while not compromising operational excellence. During the third quarter of 2025, the Refining segment provided higher margins than the second quarter of 2025 and the prior year third quarter due to increased crack spreads. Crack spreads were higher during the third quarter of 2025 than the prior fifteen months. Our disciplined approach to cost control, coupled with a focus on our enterprise optimization plan ("EOP") margin enhancements, as well as the impact related to the small refinery exemptions granted in the third quarter supported earnings before interest, taxes, depreciation and amortization ("EBITDA") growth and improved cash flow, while our capital deployment remained aligned with our strategic priorities. The domestic West Texas Intermediate ("WTI") differentials compared to Brent continued to be favorable while the WTI Midland to Cushing differential widened unfavorably compared to the second quarter of 2025. The increased refining margins compared to the third quarter of 2024 continues to demonstrate that demand for refined products continues to be strong. Logistics continued to contribute strong results driven by incremental contributions from H2O Midstream and Gravity. We will continue to execute on our priorities of running safe and reliable operations, making further progress on our "sum of the parts" efforts, and delivering shareholder value while maintaining our financial strength and flexibility.
Our refining operations continue to be impacted by requirements to comply with RFS-2. In the third quarter of 2025, we were returned 2019-2023 RINs after being granted small refinery exemptions from the U.S. Environmental Protection Agency (“EPA”) related to the 2019-2024 compliance periods. While a majority of the RINs returned were expired and had no value, the small refinery exemptions allowed us to retain certain non-expired 2023 and 2024 RINs. Additionally, the exemptions resulted in a reduction of our Consolidated Net RINs obligation related to the unsettled 2024 obligation and a reduction within Cost of materials and other in the third quarter of 2025. We also expect to recognize benefits related to the returned RINs as they are monetized in the fourth quarter of 2025.
The near term economic outlook still has uncertainty due to geopolitical instability and commodity market volatility. The uncertainty surrounding trade negotiations and the potential for further expansion of tariffs have contributed to increased market and commodity volatility and potential economic downturns. As a result, we continue to progress our business transformation focused on enterprise-wide opportunities to improve the efficiency of our cost structure. We continued to advance our strategic initiatives aimed at long-term value creation. This includes the progress made on our EOP. During 2024, we announced a new EOP which includes initiatives that are focused on improving our financial health and ability to generate cash flows. The EOP includes leaner costs including lower general and administrative expenses, lower operating expenses and lowering interest expense. At the El Dorado Refinery our EOP is focused on margin improvement through enhanced logistics, reduced costs, higher quality product slate, and new products producing higher yields. The EOP also includes stronger margins including accretive minimal capital projects in our Refining segment and commercial improvements including market optionality, improved product slate, and optimization. By executing on our initiatives to optimize our cost structure, we are positioning the Company in the event of lower crack spreads and volatility in the commodity markets.
We want to reward our shareholders with a disciplined and balanced capital allocation framework. As we strengthen our relative financial position, we believe a balanced approach between shareholder returns and balance sheet improvement is appropriate. As of September 30, 2025, we returned $106.1 million of capital in 2025 to shareholders through dividends and share buybacks.
Our near-term focus is centered around the following: (1) operational excellence, (2) financial strength and flexibility and (3) strategic initiatives which includes unlocking the "sum of the parts" value of our existing business while identifying growth opportunities to enhance the Company's scale and diversify revenue streams. See further discussion in the "Strategic Objectives" section below.
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

39 |

Management's Discussion and Analysis
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
Small Refinery Exemptions
On August 22, 2025, the EPA announced its decisions on multiple outstanding small refinery exemption (SRE) petitions from refineries seeking an exemption from their Renewable Fuel Standard obligations for the 2016–2024 compliance years. As part of the exemption review, Delek was granted full and partial exemptions for multiple refineries related to obligations for the 2019-2024 calendar years.
The exemptions granted resulted in Delek being returned 2019-2023 RINs used to satisfy some of our Consolidated Net RINs obligation for previous compliance periods. A majority of these RINs were expired at the point in time the EPA returned them and lacked value. In addition, the exemptions granted for 2024 relieved or partially relieved Delek of its RIN obligations for certain refineries for the 2024 compliance year, allowing the company to retain or monetize the valid RINs that would have otherwise been required for compliance.
The SREs resulted in a reduction of our Consolidated Net RINs Obligation and therefore a reduction within Cost of materials and other of approximately $280.8 million in the third quarter of 2025. Additionally, we expect to recognize approximately $75 million in the fourth quarter of 2025 related to the monetization of certain RIN assets retained with the small refinery exemptions.
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

40 |

Management's Discussion and Analysis

Refining Overview
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt, and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 bpd as of September 30, 2025. A high-level summary of the refinery activities is presented below:

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

Logistics Overview
Our logistics segment gathers, transports and stores crude oil and natural gas; markets, distributes, transports and stores refined products; and disposes and recycles water in select regions of the southern United States, West Texas, New Mexico and North Dakota for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics (NYSE: DKL), where we owned a 63.3% interest at September 30, 2025. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. Majority of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's gathering and processing business owns or leases capacity on approximately 398 miles of crude oil transportation pipelines, approximately 406 miles of refined product pipelines, and an approximately 1,400-mile crude oil gathering system of which 489 miles is decommissioned. In addition, this segment also includes water disposal and recycling operations, located in the Delaware Basin of New Mexico, the Midland Basin of Texas, and the Bakken Basin of North Dakota. The storage and transportation business owns or leases associated crude oil storage tanks. The logistics segment has an aggregate of approximately 11.2 million barrels of active shell capacity. It also owns and operates nine light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 161 tractors and 306 trailers used to haul primarily crude oil and other products for related and third parties.

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
•Build on the “zero-based budget” cost saving plan completed in 2024, with a comprehensive margin enhancement plan included within the EOP. The EOP initiatives are focused on improving our financial health and ability to generate free cash flow. The EOP includes leaner costs including lower general and administrative expenses, lower operating expenses specifically at our refineries and lowering interest expense. The EOP also includes margin initiatives including accretive, minimal capital projects in our refining segment and commercial improvements through market optionality, improved Delek Logistics, and product slate optimization.

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

42 |

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
✓
Increasing Shareholder Value by Executing Buybacks:
During the nine months ended September 30, 2025, 3,254,403 shares of our common stock were repurchased and cancelled at the time of the transaction for a total of $59.4 million. As of September 30, 2025, there was $484.2 million of authorization remaining under Delek's aggregate stock repurchase program.
✓
Monetizing Our Investment in Delek Logistics:
On February 24, 2025, we entered into a Common Unit Purchase Agreement with Delek Logistics (the “Common Unit Purchase Agreement”) whereby Delek Logistics may repurchase common units from time to time from us in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026. During the nine months ended September 30, 2025, 243,075 common units were repurchased from us and cancelled at the time of the transaction for a total of $10.0 million. As of September 30, 2025, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
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
✓

43 |

Management's Discussion and Analysis
Market Trends
Our results of operations are significantly affected by fluctuations in the prices of certain commodities, including, but not limited to, crude oil, gasoline, distillate fuel, biofuels, natural gas, and electricity, among others. Historically, the impact of commodity price volatility on our refining margins (as defined in our "Non-GAAP Measures" in MD&A Item 2), specifically as it relates to the price of crude oil as compared to the price of refined products and timing differences in the movements of those prices (subject to our inventory costing methodology), as well as location differentials, may be favorable or unfavorable compared to peers. Additionally, our refining margin profitability is impacted by regulatory factors, including the cost of renewable identification numbers ("RINs").
We have positioned the Company to continue to run safely, reliably, and environmentally responsibly while leveraging our Delek Logistics business. Crack spreads have increased three consecutive quarters since Q4 2024 providing the highest crack spreads since the first quarter of 2024. Many uncertainties remain in 2025 with respect to the global supply and demand of the crude oil and refined products markets and it is difficult to predict the ultimate economic impacts this may have on our operations. We expect refining capacity rationalization to lower refined products inventory and crude oil demand to continue to rise. These factors will help absorb the recent additions in global supply and balance the market over the next 6 to 12 months. However, U.S. policy changes and escalating conflicts in the Middle East could potentially result in supply disruptions or further volatility in crude oil prices.
See below for further discussion on how certain key market trends impact our operating results.

Crude Prices
WTI crude oil represents the largest component of our crude slate at all of our refineries and can be sourced through our gathering channels or optimization efforts from Midland, Texas, Cushing, Oklahoma, or other locations. We manage our supply chain risk to ensure that we have the barrels to meet our crude slate consumption plan for each month through gathering supply contracts and throughput agreements on various strategic pipelines, some of which include those where we hold equity method investments. We manage market price risk on crude oil through financial derivative hedges, in accordance with our risk management strategies.
The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods in 2024 and for the three quarterly periods in 2025.
f

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

44 |

Management's Discussion and Analysis
The chart below illustrates the key differentials impacting our refining operations, including WTI Cushing to Brent, WTI Midland to WTI Cushing, and Louisiana Light Sweet crude oil ("LLS") to WTI Cushing for each of the quarterly periods in 2024 and for the three quarterly periods in 2025.

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
Our refineries produce the following products:

	Tyler Refinery	El Dorado Refinery	Big Spring Refinery	Krotz Springs Refinery
Primary Products	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, petroleum coke, and sulfur	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, asphalt, and sulfur	Gasoline, jet fuel, ultra-low-sulfur diesel, liquefied petroleum gases, propylene, aromatics, and sulfur	Gasoline, jet fuel, high-sulfur diesel, light cycle oil, liquefied petroleum gases, propylene, and ammonium thiosulfate

45 |

Management's Discussion and Analysis
The charts below illustrate the quarterly average prices of Gulf Coast Gasoline ("CBOB"), U.S. High Sulfur Diesel ("HSD"), and U.S. Ultra Low Sulfur Diesel ("ULSD") for each of the quarterly periods in 2024 and for the three quarterly periods in 2025.

Crack Spreads
Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks/crude oil and the resultant refined products. Generally, a crack spread represents the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel.
The table below reflects the quarterly average Gulf Coast 5-3-2 ULSD, 3-2-1 ULSD and 2-1-1 HSD/LLS crack spreads for each of the quarterly periods in 2024 and for the three quarterly periods in 2025.

46 |

Management's Discussion and Analysis

RIN Volatility
Environmental regulations and the political environment continue to affect our refining margins in the form of volatility in the price of RINs. We enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs of our credits for commitments required by the EPA to blend biofuels into fuel products ("RINs Obligation"). On a consolidated basis, we work to balance our RINs Obligation in order to minimize the effect of RINs prices on our results. While we obtain RINs in our refining and logistics segments through our ethanol blending, our refining segment still must purchase additional RINs to satisfy its obligations. Prior to the idling of the biodiesel facilities in 2024, we obtained RINs through biodiesel blending and generated RINs through biodiesel production. Additionally, our ability to obtain RINs through blending is limited by our refined product slate, blending capabilities and market constraints. The cost to purchase these additional RINs is a significant cash outflow for our business. Increases in the market prices of RINs generally adversely affect our results of operations through changes in fair value to our existing RINs Obligation, to the extent we do not have offsetting RINs inventory on hand or effective economic hedges through net forward purchase commitments. RINs prices are highly sensitive to regulatory and political influence and conditions, and therefore often do not correlate to movements in crude oil prices, refined product prices, or crack spreads. Because of the volatility in RINs prices, it is not possible to predict future RINs cost with certainty, and movements in RINs prices can have significant and unanticipated adverse effects on our refining margins that are outside of our control.
The chart below illustrates the volatility in RINs for each of the quarterly periods in 2024 and for the three quarterly periods in 2025.

Energy Costs
Energy costs are a significant element of our refining segment's earnings before interest, taxes, depreciation, and amortization ("Refining EBITDA") and can significantly impact our ability to capture crack spreads, with natural gas representing the largest component. Natural gas prices are driven by supply-side factors such as the amount of natural gas production, level of natural gas in storage and import and export activity, while demand-side factors include variability of weather, economic growth and the availability and price of other fuels. Refiners and other large-volume fuel consumers may be more or less susceptible to volatility in natural gas prices depending on their consumption levels as well as their capabilities to switch to more economical sources of fuel/energy. Additionally, geographic location of facilities makes consumers vulnerable to price differentials of natural gas available at different supply hubs. Within Delek’s geographic footprint, we source the majority of our natural gas from the Gulf Coast, and secondarily from the Permian, coinciding with the physical locations of our refineries. We manage our risk around natural gas prices by entering into variable and fixed-price supply contracts in both the Gulf and Permian Basin or by entering into derivative hedges based on forecasted consumption and forward curve prices, as appropriate, in accordance with our risk policy.
The chart below illustrates the quarterly average prices of Waha (Permian Basin) and Henry Hub (Gulf Coast) per million British Thermal Units ("MMBtu") for each of the quarterly periods in 2024 and for the three quarterly periods in 2025.

47 |

Management's Discussion and Analysis

Non-GAAP Measures
Our management uses certain non-Generally Accepted Accounting Principles (“non-GAAP”) operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These financial and operational non-GAAP measures are important factors in assessing our operating results and profitability and include:
•EBITDA - calculated as net income (loss) attributable to Delek adjusted to add back interest expense, income tax expense, depreciation, and amortization; and
•Refining margin - calculated as gross margin (which we define as sales minus cost of sales) adjusted for operating expenses and depreciation and amortization included in cost of sales.
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
Non-GAAP measures have important limitations as analytical tools because they exclude some, but not all, items that affect net earnings and operating income. These measures should not be considered substitutes for their most directly comparable U.S. GAAP financial measures.

48 |

Management's Discussion and Analysis
Non-GAAP Reconciliations
The following table provides a reconciliation of segment EBITDA to the most directly comparable U.S. GAAP measure, net income (loss) attributable to Delek:
Reconciliation of segment EBITDA to net income (loss) attributable to Delek (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Refining segment EBITDA	$464.1	$12.8	$543.0	$135.2
Logistics segment EBITDA	102.0	68.6	277.6	268.9
Segment EBITDA attributable to Delek	$566.1	$81.4	$820.6	$404.1

Corporate expenses, eliminations and other	153.5	88.9	371.5	163.3
Interest expense, net	93.1	78.8	263.1	244.1
Income tax expense (benefit)	39.9	(40.3)	(11.0)	(56.7)
Depreciation and amortization	101.3	98.1	296.7	278.2
Loss (income) from discontinued operations, net of tax	0.3	(67.3)	1.4	(78.2)
Net income (loss) attributable to Delek	$178.0	$(76.8)	$(101.1)	$(146.6)

The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin (in millions)

Refining Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	$2,842.1	$3,027.8	$8,167.2	$9,443.3
Cost of sales	2,451.3	3,083.3	7,847.7	9,506.8
Gross margin	$390.8	$(55.5)	$319.5	$(63.5)
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	159.0	145.0	467.6	459.4
Depreciation and amortization	66.9	76.0	205.3	194.8
Refining margin	$616.7	$165.5	$992.4	$590.7

49 |

Management's Discussion and Analysis
Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions):

Summary Statement of Operations Data (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$2,887.0	$3,042.4	$8,293.5	$9,478.5
Cost of sales:
Cost of materials and other	2,165.7	2,788.7	6,980.2	8,547.1
Operating expenses (excluding depreciation and amortization presented below)	227.8	181.4	648.7	580.3
Depreciation and amortization	95.8	92.5	278.4	259.6
Total cost of sales	2,489.3	3,062.6	7,907.3	9,387.0
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	3.5	3.7	7.0	5.7
General and administrative expenses	76.8	70.4	214.9	191.6
Depreciation and amortization	5.5	5.6	18.3	18.6
Asset impairment	16.3	9.2	16.3	31.3
Other operating (income) expense net	(0.1)	12.8	(6.7)	(67.6)
Total operating costs and expenses	2,591.3	3,164.3	8,157.1	9,566.6
Operating income (loss)	295.7	(121.9)	136.4	(88.1)
Interest expense, net	93.1	78.8	263.1	244.1
Income from equity method investments	(31.2)	(25.1)	(66.7)	(77.4)
Other (income) expense, net	(1.2)	(0.5)	3.4	(1.1)
Total non-operating expenses, net	60.7	53.2	199.8	165.6
Income (loss) from continuing operations before income tax expense (benefit)	235.0	(175.1)	(63.4)	(253.7)
Income tax expense (benefit)	39.9	(40.3)	(11.0)	(56.7)
Income (loss) from continuing operations, net of tax	195.1	(134.8)	(52.4)	(197.0)
Discontinued operations:
(Loss) income from discontinued operations, including gain on sale of discontinued operations	(0.4)	95.4	(1.8)	107.8
Income tax (benefit) expense	(0.1)	28.1	(0.4)	29.6
(Loss) income from discontinued operations, net of tax	(0.3)	67.3	(1.4)	78.2
Net income (loss)	194.8	(67.5)	(53.8)	(118.8)
Net income attributed to non-controlling interests	16.8	9.3	47.3	27.8
Net income (loss) attributable to Delek	$178.0	$(76.8)	$(101.1)	$(146.6)
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

50 |

Management's Discussion and Analysis
Results of Operations
Consolidated Results of Operations — Comparison of the Three and Nine Months Ended September 30, 2025 versus the Three and Nine Months Ended September 30, 2024
Net Income (Loss)
Q3 2025 vs. Q3 2024
Consolidated net income for the third quarter of 2025 was $194.8 million compared to net loss of $67.5 million for the third quarter of 2024. Consolidated net income attributable to Delek for the third quarter of September 30, 2025 was $178.0 million, or $2.96 per basic share, compared to a net loss of $76.8 million, or $(1.20) per basic share, for the third quarter 2024. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.
YTD 2025 vs. YTD 2024
Consolidated net loss for the nine months ended September 30, 2025 was $53.8 million compared to a net loss of $118.8 million for the nine months ended September 30, 2024. Consolidated net loss attributable to Delek for the nine months ended September 30, 2025 was $101.1 million, or $(1.66) per basic share, compared to a loss of $146.6 million, or $(2.29) per basic share, for the nine months ended September 30, 2024. Explanations for significant drivers impacting net loss as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
Q3 2025 vs. Q3 2024
In the third quarter of 2025 and 2024, we generated net revenues of $2,887.0 million and $3,042.4 million, respectively, a decrease of $155.4 million, or 5.1%. The decrease in net revenues was primarily driven by the following factors:
•in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 7.1% and U.S. Gulf Coast HSD of 1.9%.
These decreases were partially offset by the following:
•an increase in the average price of U.S. Gulf Coast ULSD of 1.8%;
•an increase in sales volume (including purchased products);
•in our logistics segment, increased revenue of $2.4 million in our West Texas marketing operations; and
•incremental revenue associated with the H2O Midstream Acquisition and Gravity Acquisition of $11.0 million and $20.7 million, respectively.
YTD 2025 vs. YTD 2024
We generated net revenues of $8,293.5 million and $9,478.5 million during the nine months ended September 30, 2025 and 2024, respectively, a decrease of $1,185.0 million, or 12.5%. The decrease in net revenues was primarily due to the following:
•in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 11.3% and ULSD of 8.6% and decreased sales volumes (including purchased products); and
•in our logistics segment, decreased revenue of $18.7 million in our West Texas marketing operations.
These decreases were partially offset by the following:
•an increase in the average price of U.S. Gulf Coast HSD of 1.5%; and
•incremental revenue associated with the H2O Midstream Acquisition and Gravity Acquisition of $42.8 million and $67.5 million, respectively.

Total Operating Costs and Expenses
Cost of Materials and Other
Q3 2025 vs. Q3 2024
Cost of materials and other was $2,165.7 million for the third quarter of 2025 compared to $2,788.7 million for the third quarter of 2024, a decrease of $623.0 million, or 22.3%. The net decrease in cost of materials and other was primarily driven by the following:
•decreases in cost of crude oil feedstocks at the refineries, including a 13.6% decrease in the average cost of WTI Cushing crude oil and a 13.4% decrease in the average cost of WTI Midland crude oil; and
•small refinery exemptions received in the third quarter of 2025 resulting in a reduction of our Consolidated Net RINs Obligation and therefore a reduction within Cost of materials and other of approximately $280.8 million.

51 |

Management's Discussion and Analysis
These decreases were partially offset by the following:
•an increase in sales volume (including purchased products); and
•incremental costs associated with the Gravity and H2O Midstream Acquisitions of $5.3 million and $1.2 million, respectively.
YTD 2025 vs. YTD 2024
Cost of materials and other was $6,980.2 million for the nine months ended September 30, 2025, compared to $8,547.1 million for nine months ended September 30, 2024, a decrease of $1,566.9 million, or 18.3%. The net decrease in cost of materials and other primarily related to the following:
•a decrease in the cost of crude oil feedstocks at the refineries, including a 14.1% decrease in the average cost of WTI Cushing crude oil and a 14.3% decrease in the average cost of WTI Midland crude oil and decreased sales volume (including purchased products); and
•small refinery exemptions received in the third quarter of 2025 resulting in a reduction of our Consolidated Net RINs Obligation and therefore a reduction within Cost of materials and other of approximately $280.8 million; and
•in our logistics segment, decreased cost of materials and other of $20.5 million in our West Texas marketing operations.
These decreases were partially offset by the following:
•incremental costs associated with the Gravity and H2O Midstream Acquisitions of $10.1 million and $2.9 million, respectively.
Operating Expenses
Q3 2025 vs. Q3 2024
Operating expenses (included in both cost of sales and other operating expenses) were $231.3 million for the third quarter of 2025 compared to $185.1 million for the third quarter of 2024, an increase of $46.2 million, or 25.0%. The increase in operating expenses was primarily driven by the following:
•an increase in natural gas, chemical and electric costs;
•an increase in employee costs;
•an increase in outside services;
•an increase in maintenance costs; and
•incremental expenses associated with the H2O Midstream and Gravity Acquisitions.
These increases were partially offset by the following:
•a decrease in lease and rental costs.
YTD 2025 vs. YTD 2024
Operating expenses (included in both cost of sales and other operating expenses) were $655.7 million for the nine months ended September 30, 2025 compared to $586.0 million in nine months ended September 30, 2024, an increase of $69.7 million, or 11.9%. The increase in operating expenses was primarily driven by the following:
•an increase in natural gas, chemical, and electric costs;
•an increase in employee costs;
•an increase in outside services;
•an increase in maintenance costs; and
•incremental expenses associated with the H2O Midstream and Gravity Acquisitions.
These increases were partially offset by the following:
•a decrease in insurance costs; and
•a decrease in lease and rental costs.
General and Administrative Expenses
Q3 2025 vs. Q3 2024
General and administrative expenses were $76.8 million for the third quarter of 2025 compared to $70.4 million for the third quarter of 2024, an increase of $6.4 million, or 9.1%. The increase was primarily driven by incentive compensation offset by decreases in employee costs.

52 |

Management's Discussion and Analysis
YTD 2025 vs. YTD 2024
General and administrative expenses were $214.9 million for the nine months ended September 30, 2025 compared to $191.6 million in the nine months ended September 30, 2024, an increase of $23.3 million, or 12.2%. The increase was primarily driven by increased restructuring costs and incentive compensation offset by decreases in employee costs.
Depreciation and Amortization
Q3 2025 vs. Q3 2024
Depreciation and amortization (included in both cost of sales and other operating expenses) was $101.3 million for the third quarter of 2025 compared to $98.1 million for the third quarter of 2024, an increase of $3.2 million, or 3.3%. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed and depreciation and amortization attributable to the H2O Midstream and Gravity Acquisition.
YTD 2025 vs. YTD 2024
Depreciation and amortization (included in both cost of sales and other operating expenses) was $296.7 million for the nine months ended September 30, 2025 compared to $278.2 million in 2024, an increase of $18.5 million, or 6.6%. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed and depreciation and amortization attributable to the H2O Midstream and Gravity Acquisition.
Asset Impairment
Q3 2025 vs. Q3 2024
Asset impairment was $16.3 million for the three months ended September 30, 2025 compared to $9.2 million for the three months ended September 30, 2024.
•For the third quarter of 2025, the asset impairment primarily related to an $11.6 million impairment of software development costs.
•For the third quarter of 2024, we recorded a $9.2 million asset impairment because it was no longer probable certain pipeline assets would be utilized.
Refer to Note 12 and Note 17 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information
YTD 2025 vs. YTD 2024
Asset impairment was $16.3 million for the nine months ended September 30, 2025 compared to $31.3 million for the nine months ended September 30, 2024.
•For the nine months ended September 30, 2025, the asset impairment primarily related to an $11.6 million impairment of software development costs.
•For the nine months ended September 30, 2024 we recorded a $22.1 million asset impairment as a result of our second quarter 2024 decision to idle the biodiesel facilities, while exploring viable and sustainable alternatives and we recorded a $9.2 million asset impairment because it was no longer probable certain pipeline assets would be utilized..
Refer to Note 12 and Note 17 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.
Other Operating Expense (Income), Net
Q3 2025 vs. Q3 2024
Other operating expense (income), net decreased by $12.9 million in the third quarter of 2025 to an income of $0.1 million compared to expense of $12.8 million in the third quarter of 2024. During the three months ended September 30, 2024, we made a strategic decision to abandon certain capital projects included in construction in progress that no longer fit our core objectives and as a result we recognized a loss of $14.1 million.
YTD 2025 vs. YTD 2024
Other operating income, net was $6.7 million and $67.6 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $60.9 million. The decrease was primarily driven by the following:
•for the nine months ended September 30, 2024, we recorded a net gain of $53.4 million in the 2024 period related to a property settlement;
•for the nine months ended September 30, 2024, we recorded a gain of $30.1 million while for the nine months ended September 30, 2025, we recorded a gain of $2.8 million related to insurance proceeds and other third party recoveries related to the 2021 El Dorado refinery fire,

53 |

Management's Discussion and Analysis
the 2021 freeze events and the 2022 Big Spring refinery fire related to property damage and business interruption claims, related to the fire and freeze events that occurred in 2021; and
•for the nine months ended September 30, 2024, we recorded a gain of $8.3 million related to Delek Logistics' eminent domain settlement while for the nine months ended September 30, 2025, we recorded a gain of $4.3 related to Delek Logistics' eminent domain settlement.
These decreases were partially offset by the following:
•for the nine months ended September 30, 2024, we made a strategic decision to abandon certain capital projects included in construction in progress that no longer fit our core objectives and as a result we recognized a loss of $14.1 million.

Non-Operating Expenses, Net
Interest Expense, Net
Q3 2025 vs. Q3 2024
Interest expense, net increased by $14.3 million, or 18.1%, to $93.1 million in the third quarter of 2025 compared to $78.8 million in the third quarter of 2024, primarily driven by the following:
•an increase in net average borrowings outstanding (including the obligations under the inventory intermediation agreements which have an associated interest charge) of approximately $444.8 million in the third quarter of 2025 (calculated as a simple average of beginning borrowings/obligations and ending borrowings/obligations for the period) compared to the third quarter of 2024; and
•hedge losses in the third quarter of 2025 associated with our interest rate swap opposed to gains in the third quarter of 2024.
The increase was partially offset by the following:
•a decrease in the average effective interest rate of 10 basis points in the third quarter of 2025 compared to the third quarter of 2024 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding).
YTD 2025 vs. YTD 2024
Interest expense, net was $263.1 million in the nine months ended September 30, 2025, compared to $244.1 million for nine months ended September 30, 2024, an increase of $19.0 million, or 7.8% primarily due to the following:
•an increase in net average borrowings outstanding (including the obligations under the inventory intermediation agreement which has an associated interest charge) of approximately $250.5 million during the nine months ended September 30, 2025 (calculated as a simple average of beginning borrowings/obligation and ending borrowings/obligation for the period) compared to the nine months ended September 30, 2024; and
•lower hedge gains associated with our interest rate swap.
This increase was partially offset by the following:
•a decrease in the average effective interest rate of 43 basis points during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding).
Results from Equity Method Investments
Q3 2025 vs. Q3 2024
We recognized income of $31.2 million from equity method investments during the third quarter of 2025, compared to $25.1 million for the third quarter of 2024, a increase of $6.1 million. This increase was primarily driven by the following:
•an increase in income from our investment in W2W Holdings LLC to $16.8 million during the three months ended September 30, 2025 from $6.0 million in the three months ended September 30, 2024.
This increase was partially offset by the following:
•a decrease in income from our investment in Red River Pipeline Company LLC to $3.2 million during the three months ended September 30, 2025 from $5.9 million in the three months ended September 30, 2024.
YTD 2025 vs. YTD 2024
We recognized income from equity method investments of $66.7 million for the nine months ended September 30, 2025, compared to $77.4 million for the nine months ended September 30, 2024, a decrease of $10.7 million. This decrease was primarily driven by the following:
•a decrease in income from our investment in Red River Pipeline Company LLC to $8.3 million during the nine months ended September 30, 2025 from $16.6 million in the nine months ended September 30, 2024.

54 |

Management's Discussion and Analysis
Other Expense (Income), net
Q3 2025 vs. Q3 2024
Other income, net increased by $0.7 million, or 140.0%, to $1.2 million in the third quarter of 2025 compared to $0.5 million in the third quarter of 2024.
YTD 2025 vs. YTD 2024
Other expense (income), net was $3.4 million of expense in the nine months ended September 30, 2025, compared to $1.1 million of income for nine months ended September 30, 2024, an increase of $4.5 million, or 409.1% primarily due to the following:
•an impairment recognized on two investments held at cost within other non-current assets for $8.6 million.
Refer to Note 12 condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.

Income Taxes
Q3 2025 vs. Q3 2024
For the third quarter of 2025, we recorded an income tax expense of $39.9 million from continuing operations compared to an income tax benefit of $40.3 million from continuing operations for the third quarter of 2024, primarily driven by the following:
•an increase in pre-tax net income of $410.1 million; and
•our effective tax rates were 17.0% and 23.0% for the three months ended September 30, 2025 and 2024, respectively, due to the impact of fixed dollar permanent differences on the tax rate and changes to valuation allowances on certain attributes.
YTD 2025 vs. YTD 2024
For the nine months ended September 30, 2025, we recorded an income tax benefit of $11.0 million from continuing operations compared to an income tax benefit of $56.7 million from continuing operations for the nine months ended September 30, 2024, primarily driven by the following:
•an decrease in pre-tax net loss of $190.3 million; and
•our effective tax rates were 17.4% and 22.3% for the nine months ended September 30, 2025 and 2024, respectively, due to the impact of fixed dollar favorable permanent differences and changes in valuation allowance on certain attributes when calculating an estimated annual effective tax rate.

Refer to Note 14 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.

55 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth selected information concerning our refining segment operations ($ in millions, except per barrel amounts):

Selected Refining Financial Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$2,842.1	$3,027.8	$8,167.2	$9,443.3
Cost of materials and other	2,225.4	2,862.3	7,174.8	8,852.6
Refining Margin	$616.7	$165.5	$992.4	$590.7

Operating expenses (excluding depreciation and amortization)	$159.0	$145.0	$467.6	$459.4

Refining segment EBITDA	$464.1	$12.8	$543.0	$135.2

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

56 |

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

Refinery Statistics
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Refining Segment
Days in period	92	92	273	274
Total sales volume - refined product (average bpd) (1)	317,587	309,175	309,329	312,075
Total production (average bpd)	309,739	303,882	302,291	302,858
Crude oil	303,811	295,350	293,724	291,042
Other feedstocks	10,350	12,245	12,931	15,727
Total throughput (average bpd):	314,161	307,595	306,655	306,769

Crude Slate: (% based on amount received in period)
WTI crude oil	77.2%	69.4%	73.9%	70.9%
Gulf Coast Sweet Crude	5.0%	8.8%	6.7%	7.5%
Local Arkansas crude oil	3.1%	3.2%	3.4%	3.3%
Other	14.7%	18.6%	16.0%	18.3%

Crude utilization (% based on nameplate capacity)	100.6%	97.8%	97.3%	96.4%

57 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Tyler, TX Refinery
Days in period	92	92	273	274
Products manufactured (average bpd):
Gasoline	37,973	35,962	36,199	36,620
Diesel/Jet	33,469	33,647	32,429	32,490
Petrochemicals, LPG, natural gas liquids ("NGLs")	2,121	3,429	2,010	2,432
Other	844	93	968	991
Total production	74,407	73,131	71,606	72,533
Throughput (average bpd):
Crude Oil	74,948	73,385	72,243	71,671
Other feedstocks	1,144	1,613	1,032	2,641
Total throughput	76,092	74,998	73,275	74,312
Per barrel of throughput:
Operating expenses	$4.93	$4.61	$5.05	$4.90
Crude Slate: (% based on amount received in period)
WTI crude oil	75.7%	79.2%	74.5%	80.6%
East Texas crude oil	23.8%	19.6%	23.9%	19.0%
Other	0.5%	1.2%	1.6%	0.4%

El Dorado, AR Refinery
Days in period	92	92	273	274
Products manufactured (average bpd):
Gasoline	40,320	34,887	38,655	38,350
Diesel/Jet	31,717	29,854	30,229	30,587
Petrochemicals, LPG, NGLs	1,210	1,317	1,058	1,301
Asphalt	7,243	9,046	7,320	8,849
Other	678	993	1,168	1,291
Total production	81,168	76,097	78,430	80,378
Throughput (average bpd):
Crude Oil	80,659	75,344	77,089	79,597
Other feedstocks	2,205	2,674	2,952	2,500
Total throughput	82,864	78,018	80,041	82,097
Per barrel of throughput:
Operating expenses	$4.50	$5.01	$4.66	$4.61
Crude Slate: (% based on amount received in period)
WTI crude oil	86.9%	68.3%	79.9%	67.0%
Local Arkansas crude oil	11.9%	12.4%	13.0%	11.9%
Other	1.2%	19.3%	7.1%	21.1%

58 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Big Spring, TX Refinery
Days in period	92	92	273	274
Products manufactured (average bpd):
Gasoline	34,163	34,510	33,040	32,925
Diesel/Jet	25,147	26,303	24,041	25,282
Petrochemicals, LPG, NGLs	2,849	5,160	3,630	4,630
Asphalt	2,033	3,176	2,193	2,703
Other	4,544	3,290	4,144	4,290
Total production	68,736	72,439	67,048	69,830
Throughput (average bpd):
Crude oil	68,011	68,746	64,314	65,856
Other feedstocks	2,117	3,817	4,126	4,638
Total throughput	70,128	72,563	68,440	70,494
Per barrel of refined throughput:
Operating expenses	$7.20	$6.08	$7.33	$6.78
Crude Slate: (% based on amount received in period)
WTI crude oil	75.6%	68.9%	72.8%	70.5%
WTS crude oil	24.4%	31.1%	27.2%	29.5%

Krotz Springs, LA Refinery
Days in period	92	92	273	274
Products manufactured (average bpd):
Gasoline	41,867	40,842	41,999	39,557
Diesel/Jet	33,165	32,879	32,801	31,203
Heavy Oils	3,864	1,559	3,899	1,773
Petrochemicals, LPG, NGLs	6,532	6,332	6,508	5,665
Other	—	602	—	1,919
Total production	85,428	82,214	85,207	80,117
Throughput (average bpd):
Crude Oil	80,193	77,875	80,078	73,918
Other feedstocks	4,884	4,141	4,821	5,948
Total throughput	85,077	82,016	84,899	79,866
Per barrel of throughput:
Operating expenses	$5.35	$4.82	$5.28	$5.22
Crude Slate: (% based on amount received in period)
WTI Crude	70.7%	61.6%	68.6%	66.1%
Gulf Coast Sweet Crude	18.1%	32.8%	24.4%	28.6%
Other	11.2%	5.6%	7.0%	5.3%
(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.

59 |

Management's Discussion and Analysis
Included in the refinery statistics above are the following sales to other segments:

Refinery Sales to Other Segments
	Three Months Ended September 30,		Nine Months Ended September 30,
(in barrels per day)	2025	2024	2025	2024

Big Spring refined product sales to other Delek segments	10,030	19,893	10,533	21,121

Pricing Statistics (average for the period presented)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

WTI — Cushing crude oil (per barrel)	$65.06	$75.28	$66.74	$77.72
WTI — Midland crude oil (per barrel)	$65.76	$75.96	$67.52	$78.75
WTS — Midland crude oil (per barrel)	$64.96	$75.25	$66.83	$77.91
LLS (per barrel)	$67.25	$77.28	$69.20	$80.23
Brent (per barrel)	$68.17	$78.71	$69.91	$81.81

U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$22.57	$15.64	$19.96	$18.89
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$21.68	$15.27	$19.24	$18.26
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$17.89	$11.42	$14.98	$14.63

U.S. Gulf Coast unleaded gasoline (per gallon)	$1.96	$2.11	$1.96	$2.21
Gulf Coast ultra-low sulfur diesel (per gallon)	$2.28	$2.24	$2.22	$2.43
U.S. Gulf Coast high sulfur diesel (per gallon)	$2.04	$2.08	$2.00	$1.97
Natural gas (per MMBTU)	$3.07	$2.23	$3.48	$2.23

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

60 |

Management's Discussion and Analysis
Refining Segment Operational Comparison of the Three and Nine Months Ended September 30, 2025 versus the Three and Nine Months Ended September 30, 2024
Revenues
Q3 2025 vs. Q3 2024
Revenues for the refining segment decreased by $185.7 million, or 6.1%, in the third quarter of 2025 compared to the third quarter of 2024. The decrease was primarily driven by the following:
•a decrease in the average price of U.S. Gulf Coast gasoline of 7.1% and U.S. Gulf Coast HSD of 1.9%.
These decreases were partially offset by the following:
•an increase in the average price of Gulf Coast ULSD of 1.8%; and
•an increase in sales volumes (including purchased products).
Net revenues included sales to our logistics segment of $85.5 million and $84.6 million for the three months ended September 30, 2025 and September 30, 2024, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2025 vs. YTD 2024
Revenues for the refining segment decreased $1,276.1 million, or 13.5%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily driven by the following:
•a decrease in the average price of U.S. Gulf Coast gasoline of 11.3% and ULSD of 8.6%; and
•a decrease in sales volumes (including purchased products).
These decreases were partially offset by the following:
•an increase in the average price of U.S. Gulf Coast HSD of 1.5%.
Revenues included sales to our logistics segment of $259.9 million and $284.2 million for the nine months ended September 30, 2025 and 2024, respectively. We eliminate this intercompany revenue in consolidation.
Cost of Materials and Other
Q3 2025 vs. Q3 2024
Cost of materials and other decreased by $636.9 million, or 22.3%, in the third quarter of 2025 compared to the third quarter of 2024. The decrease was primarily driven by the following:
•decreases in the cost of WTI Cushing crude oil, from an average of $75.28 per barrel to an average of $65.06, or 13.6%, and decreases in the cost of WTI Midland crude oil, from an average of $75.96 per barrel to an average of $65.76, or 13.4%; and
•small refinery exemptions received in the third quarter of 2025 resulting in a reduction of our Consolidated Net RINs Obligation and therefore a reduction within Cost of materials and other of approximately $280.8 million.
These decreases were partially offset by the following:
•an increase in sales volumes (including purchased products).
YTD 2025 vs. YTD 2024
Cost of materials and other decreased $1,677.8 million, or 19.0%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was primarily driven by the following:
•decreases in the cost of WTI Cushing crude oil, from an average of $77.72 per barrel to an average of $66.74, or 14.1%; and decreases in the cost of WTI Midland crude oil, from an average of $78.75 per barrel to an average of $67.52, or 14.3%;
•a decrease in sales volumes (including purchased products);
•small refinery exemptions received in the third quarter of 2025 resulting in a reduction of our Consolidated Net RINs Obligation and therefore a reduction within Cost of materials and other of approximately $280.8 million; and
•a decrease in lease expense as a result of reclassification of certain fees with Delek Logistics from lease expense to interest expense under finance lease accounting. These finance leases have no impact to the Delek US consolidated results as these amounts eliminate in consolidation.

61 |

Management's Discussion and Analysis
Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $131.0 million and $111.3 million during the three months ended September 30, 2025 and 2024, respectively. These costs and fees were $370.9 million and $410.2 million during the nine months ended September 30, 2025 and 2024, respectively. We eliminate these intercompany fees in consolidation.
Operating Expenses
Q3 2025 vs. Q3 2024
Operating expenses increased by $14.0 million, or 9.7%, in the third quarter of 2025 compared to the third quarter of 2024, driven by the following:
•higher natural gas prices in 2025;
•an increase in employee costs; and
•an increased outside services.
These increases were partially offset by the following:
•a decrease in lease and rental costs.
YTD 2025 vs. YTD 2024
Operating expenses increased $8.2 million, or 1.8%, in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in operating expenses was primarily driven by the following:
•higher natural gas prices in 2025; and
•an increase in outside services.
These increases were partially offset by the following:
•a decrease in employee costs;
•a decrease in insurance costs; and
•a decrease in lease and rental costs.

Refining Margin
Q3 2025 vs. Q3 2024
Refining segment margin increased by $451.2 million, or 272.6%, in the third quarter of 2025 compared to the third quarter of 2024, with a refining margin percentage of 21.7% as compared to 5.5% for the third quarter of 2025 and 2024, respectively, primarily driven by the following:
•a 44.3% increase in the Gulf Coast 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 42.0% increase in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery) and a 56.7% increase in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery);
•an increase in sales volume; and
•small refinery exemptions received in the third quarter of 2025 resulting in a reduction of our Consolidated Net RINs Obligation and therefore a reduction within Cost of materials and other of approximately $280.8 million.
YTD 2025 vs. YTD 2024
Refining margin increased by $401.7 million, or 68.0%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, with a refining margin percentage of 12.2% as compared to 6.3% for the nine months ended September 30, 2025 and 2024, respectively, primarily driven by the following:
•a 5.7% increase in the Gulf Coast 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 5.4% increase in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery) and a 2.4% increase in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery);
•small refinery exemptions received in the third quarter of 2025 resulting in a reduction of our Consolidated Net RINs Obligation and therefore a reduction within Cost of materials and other of approximately $280.8 million; and

62 |

Management's Discussion and Analysis
•a decrease in lease expense as a result of reclassification of certain fees with Delek Logistics from lease expense to interest expense under finance lease accounting. These finance leases have no impact to the Delek US consolidated results as these amounts eliminate in consolidation.
These increases were partially offset by the following:
•a decrease in sales volumes (including purchased products).

EBITDA
Q3 2025 vs. Q3 2024
EBITDA increased by $451.3 million, or 3525.8%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to an increase in refining margin driven by increased crack spreads, increased sales volumes and receipt of small refinery exemptions.
YTD 2025 vs. YTD 2024
EBITDA increased by $407.8 million, or 301.6% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to an increase in refining margin driven by increased crack spreads and receipt of small refinery exemptions partially offset by decreased sales volumes and insurance and third party proceeds received in 2024 related to the fires in 2021 and 2022.

63 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Selected Logistics Financial and Operating Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$261.3	$214.1	$757.6	$730.8
Cost of materials and other	$129.8	$117.5	$378.2	$379.3
Operating expenses (excluding depreciation and amortization)	$43.8	$28.0	$122.9	$89.5
EBITDA	$102.0	$68.6	$277.6	$268.9

Operating Information:
Gathering & Processing: (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	71,802	68,430	68,340	71,576
Refined products pipelines	59,679	55,283	56,442	59,681
SALA Gathering System	9,053	13,886	9,781	12,113
East Texas Crude Logistics System	31,317	35,891	30,462	26,319
Midland Gathering Assets	222,980	185,179	213,750	201,796
Plains Connection System	185,151	188,421	174,446	218,323
Delaware Gathering Assets:
Natural gas gathering and processing (Mcfd) (1)	62,692	75,719	61,157	76,092
Crude oil gathering (average bpd)	153,745	125,123	137,828	124,190
Water disposal and recycling (average bpd)	87,176	123,856	110,575	123,360
Midland Water Gathering System:
Water disposal and recycling (average bpd)	616,484	311,290	674,532	311,290

Wholesale Marketing & Terminalling:
East Texas - Tyler refinery sales volumes (average bpd) (2)	67,439	70,172	67,609	69,246
Big Spring wholesale marketing throughputs (average bpd)	—	22,700	—	60,109
West Texas wholesale marketing throughputs (average bpd)	2,680	6,552	8,058	5,276
West Texas wholesale marketing margin per barrel	$4.50	$3.38	$3.41	$2.85
Terminalling throughputs (average bpd) (3)	145,808	160,849	144,629	152,272
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

64 |

Management's Discussion and Analysis
Logistics Segment Operational Comparison of the Three and Nine Months Ended September 30, 2025 versus the Three and Nine Months Ended September 30, 2024
Revenues
Q3 2025 vs. Q3 2024
Net revenues increased by $47.2 million, or 22.0%, in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by:
•increase in incremental revenue associated with the Gravity acquisition of $20.7 million and an increase in revenue associated with the H2O Midstream acquisition of $11.0 million;
•increased revenue of $15.5 million related to the DPG dropdown agreement that went into effect in the second quarter of 2025;
•increased revenue of $2.4 million in our West Texas marketing operations primarily driven by an increase in volumes sold, increase in average prices of diesel per gallon and an increase in RINs revenue partially offset by a decrease in average sales prices of gasoline per gallon:
◦the volumes of gasoline and diesel sold increased by 0.4 million and 1.2 million gallons, respectively;
◦the average sales prices of gasoline sold decreased by $0.13 per gallon and the average prices of diesel sold increased by $0.04 per gallon;
◦RINs revenue increased from $1.3 million in the third quarter of 2024 to $2.3 million in the third quarter of 2025, due to increased RINs prices;
•partially offset by a decrease of $1.4 million due to the assignment of the Big Spring refinery marketing agreement to Delek Holdings in the third quarter of 2024; and
•decrease in revenue related to the termination of the Centrifuge Slurry agreement in December 2024.
Net revenues included sales to our refining segment of $131.0 million and $111.3 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and sales to corporate and other of $0.0 million and $0.4 million for the three months September 30, 2025 and 2024, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2025 vs. YTD 2024
Net revenues increased by $26.8 million, or 3.7%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily driven by the following:
•increase in incremental revenue associated with the Gravity acquisition of $67.5 million and an increase in revenue associated with the H2O Midstream acquisition of $42.8 million.
•partially offset by decreased revenue of $18.7 million in our West Texas marketing operations primarily driven by a decrease in average sales prices per gallon, partially offset by an increase in volumes sold and an increase in RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.22 and $0.21 per gallon, respectively;
◦the volumes of diesel sold increased by 3.2 million and the volumes of gasoline sold decreased by 1.2 million gallons; and
◦RINs revenue increased from $3.7 million in the third quarter of 2024 to $6.1 million in the third quarter of 2025, due to increased RINs prices.
•decreased revenue of $40.0 million due to recording certain throughput fees as interest income under sales-type lease accounting, whereas these fees were recognized as revenue during part of the prior year period; and
•decrease of $12.1 million due to the assignment of the Big Spring Refinery marketing agreement to Delek Holdings in the third quarter of 2024.
Revenues included sales to our refining segment of $370.9 million and $410.2 million for the nine months ended September 30, 2025 and 2024, respectively, and sales to corporate and other of $0.5 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively. We eliminate this intercompany revenue in consolidation.

65 |

Management's Discussion and Analysis
Cost of Materials and Other
Q3 2025 vs. Q3 2024
Cost of materials and other for the logistics segment increased by $12.3 million, or 10.5%, in the third quarter of 2025 compared to the third quarter of 2024. The increase was primarily driven by the following:
•increased costs of materials and other of $1.2 million in our West Texas marketing operations primarily driven by a net increase in volumes sold partially offset by decreases in average cost per gallon of gasoline and diesel sold:
◦the volumes of gasoline sold increased by 0.4 million and the volumes of diesel sold increased by 1.2 million gallons; and
◦the average cost per gallon of gasoline and diesel sold decreased by $0.08 per gallon and $0.04 per gallon, respectively.
•incremental costs associated with the Gravity and H2O Midstream Acquisitions of $5.3 million and $1.2 million, respectively.
Our logistics segment purchased product from our refining segment of $85.5 million and $84.6 million for the three months ended September 30, 2025 and September 30, 2024, respectively. We eliminate these intercompany costs in consolidation.
YTD 2025 vs. YTD 2024
Cost of materials and other for the logistics segment decreased by $1.1 million, or 0.3%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was primarily driven by the following:
•decreased costs of materials and other of $20.5 million in our West Texas marketing operations was primarily driven by a decrease in average cost per gallon, partially offset by net increase in volumes sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.19 per gallon and $0.24 per gallon, respectively;
◦the volumes of diesel sold increased by 3.2 million gallons, and the volumes of gasoline sold decreased by 1.2 million; and
•partially offset by incremental costs associated with the Gravity and H2O Midstream Acquisitions of $10.1 million and $2.9 million, respectively.
Our logistics segment purchased product from our refining segment of $259.9 million and $284.2 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. We eliminate these intercompany costs in consolidation.

66 |

Management's Discussion and Analysis
Operating Expenses
Q3 2025 vs. Q3 2024
Operating expenses increased by $15.8 million, or 56.4%, in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by the following:
•incremental costs associated with the Gravity and H2O Midstream Acquisitions of $6.2 million and $1.9 million, respectively; and
•increase in natural gas and electrical costs; and
•increase in employee costs.
YTD 2025 vs. YTD 2024
Operating expenses increased by $33.4 million, or 37.3%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by the following:
•incremental costs associated with the Gravity and H2O Midstream Acquisitions of $24.0 million and $12.1 million, respectively.
This increase was partially offset by the following:
•a decrease in outside services.

EBITDA
Q3 2025 vs. Q3 2024
EBITDA increased by $33.4 million, or 48.7%, in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by the following:
•incremental EBITDA of $7.6 million and $9.1 million associated with H2O Midstream and Gravity Acquisitions, respectively; and
•a $1.12 per barrel increase in wholesale margins.
These increase were partially offset by the following:
•lower revenue due to the assignment of the Big Spring refinery marketing agreement to Delek Holdings.
YTD 2025 vs. YTD 2024
EBITDA increased by $8.7 million, or 3.2%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by the following:
•incremental EBITDA of $27.2 million and $33.3 million associated with H2O Midstream and Gravity Acquisitions, respectively; and
• an $0.56 per barrel increase in wholesale margins.
These increases were partially offset by the following:
•recording certain throughput and storage fees in interest income due to sales-type lease accounting that were previously recorded as revenue in prior year period; and
•lower revenue due to the assignment of the Big Spring refinery marketing agreement to Delek Holdings.

67 |

Management's Discussion and Analysis
Liquidity and Capital Resources
Sources of Capital
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At September 30, 2025, our total liquidity amounted to $2,304.6 million comprised primarily of $1,673.7 million in unused credit commitments under our revolving credit facilities (as discussed in Note 10 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) and $630.9 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends, repurchase common stock and fund operational capital expenditures. On October 29, 2025, our Board of Directors approved a quarterly cash dividend of $0.255 per share of our common stock. During the three and nine months ended September 30, 2025, 559,933 and 3,254,403, respectively, shares of our common stock were repurchased and cancelled at the time of the transaction for a total of $15.0 million and $59.4 million, respectively. As of September 30, 2025, there was $484.2 million of authorization remaining under Delek's aggregate stock repurchase program.
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
As of September 30, 2025, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Term Loan Credit Facility (see further discussion in Note 10 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q). Additionally, we were in compliance with covenants during the quarter ended September 30, 2025. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may pay dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such a quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to): available borrowings under our existing Delek Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Revolving Facility; the allowance to incur an additional $400.0 million of secured debt under the Delek Term Loan Credit Facility (see further discussion of these facilities in Note 10 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks or joint ventures, as otherwise contemplated and allowed under our incurrence covenants.

68 |

Management's Discussion and Analysis
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Nine Months Ended September 30,
	2025	2024
Cash Flow Data:
Operating activities - continuing operations	$34.4	$78.9
Operating activities - discontinued operations	(1.4)	17.8
Total Operating activities	33.0	96.7
Investing activities - continuing operations	(581.0)	(387.4)
Investing activities - discontinued operations	—	361.7
Total Investing activities	(581.0)	(25.7)
Financing activities - continuing operations	443.3	144.4
Total Financing activities	443.3	144.4
Net (decrease) increase	$(104.7)	$215.4

Cash Flows from Operating Activities
Continuing Operations
Net cash provided by operating activities from continuing operations was $34.4 million for the nine months ended September 30, 2025, compared to net cash provided of $78.9 million for the comparable period of 2024. The decreases were a result of cash receipts from customers and cash payments to suppliers and for salaries resulting in a net $271.3 million decrease in cash provided by operating activities and an increase in cash paid for debt interest of $26.2 million.
Cash Flows from Investing Activities
Continuing Operations
Net cash used in investing activities from continuing operations was $581.0 million for the nine months ended September 30, 2025, compared to $387.4 million in the comparable period of 2024. The increase in cash flows used in investing activities was primarily due to the $300.8 million acquisition of Gravity of which $186.5 million was paid in cash, $172.3 million increase in purchases of property, plant and equipment and a reduction in insurance and settlement proceeds of $5.2 million.
Cash Flows from Financing Activities
Continuing Operations
Net cash provided by financing activities from continuing operations was $443.3 million for the nine months ended September 30, 2025, compared to cash provided of $144.4 million in the comparable 2024 period. The increase in cash provided was primarily due to net payments on long-term revolvers of $278.6 million for the nine months ended September 30, 2025 compared to net payments of $325.6 million in the comparable 2024 period, net proceeds on product and other financing arrangements of $216.8 million for the nine months ended September 30, 2025 compared to net payments of $52.9 million in the comparable 2024 period and net proceeds of term debt of $692.9 million for the nine months ended September 30, 2025 compared to net proceeds on term debt of $520.6 million in the comparable 2024 period, primarily related to the issuance of the Delek Logistics 2033 Notes and the related repayment on the Delek Logistics Revolving Facility.
These increases in cash flows were partially offset by the receipt of net proceeds of $132.2 million from the Delek Logistics' public offerings of common units in the nine months ended September 30, 2024, an increase of $39.4 million in share buybacks and a $27.5 million increase in distributions to non-controlling interests.
Cash Position and Indebtedness
As of September 30, 2025, our total cash and cash equivalents were $630.9 million, and we had total long-term indebtedness of approximately $3,177.3 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $53.5 million. Additionally, we had letters of credit issued of approximately $419.4 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $1,673.7 million. The increase of $414.4 million in total long-term principal indebtedness as of September 30, 2025 compared to December 31, 2024 resulted primarily from the issuance of the Delek Logistics 2033 Notes and a decrease in net borrowings under the Delek Logistics Revolving Facility. As of September 30, 2025, our total long-term indebtedness (as defined in Note 10 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) consisted of the following:
•the Delek Revolving Credit Facility with no outstanding borrowings (maturity of October 26, 2027);

69 |

Management's Discussion and Analysis
•aggregate principal of $923.9 million under the Delek Term Loan Credit Facility (maturity of November 19, 2029 and effective interest of 8.36%);
•aggregate principal of $156.9 million under the Delek Logistics Revolving Facility (maturity of October 13, 2027 and average borrowing rate of 7.39%);
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
Additionally, we utilize other financing arrangements to finance operating assets and/or, from time to time, to monetize other assets that may not be needed in the near term when internal cost of capital and other criteria are met. Such arrangements include our inventory intermediation arrangement, which finances a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs or other non-inventory product financing liabilities and funded letters of credit. Our inventory intermediation obligation with Citi was $331.2 million at September 30, 2025. See Note 9 of the accompanying condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for additional information about our inventory intermediation agreement. Our product financing liabilities consisted primarily of RIN financings as of September 30, 2025, and totaled $398.8 million, all of which is due in the next 12 months. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of our December 31, 2024 Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Cash Requirements" section below.
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
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the nine months ended September 30, 2025, by operating segment and major category (in millions):

	2025 Forecast	Nine Months Ended September 30, 2025 Actual
Refining
Regulatory	$28	$7.6
Sustaining maintenance, including turnaround activities	113	120.8
Growth projects	—	1.3
Refining segment total	141	129.7
Logistics
Regulatory	7	1.8
Sustaining maintenance	12	9.0
Growth projects	216	230.0
Logistics segment total	235	240.8
Corporate and Other
Regulatory	2	1.9
Sustaining maintenance	14	9.0
Growth projects	13	5.8
Other total	29	16.7
Total capital spending	$405	$387.2

The amount of our capital expenditure forecast is subject to change due to unanticipated increases in the cost, scope, and completion time for our capital projects and subject to the changes and uncertainties discussed under the 'Forward-Looking Statements' section of Item 2. Management's Discussion and Analysis, of this Quarterly Report on Form 10-Q. For further information, please refer to our discussion in Item 1A. Risk Factors, of our December 31, 2024 Annual Report on Form 10-K.

70 |

Management's Discussion and Analysis
Cash Requirements
Long-Term Cash Requirements Under Contractual Obligations
Information regarding our known cash requirements under contractual obligations of the types described below as of September 30, 2025, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long-term debt and notes payable obligations	$9.5	$575.9	$1,945.4	$700.0	$3,230.8
Interest (1)	249.2	485.0	267.5	154.9	1,156.6
Operating lease commitments (2)	33.9	39.5	5.9	9.3	88.6
Purchase commitments (3)	3,025.7	299.5	—	—	3,325.2
Product financing agreements (4)	398.8	—	—	—	398.8
Transportation agreements (5)	171.4	255.4	198.9	130.8	756.5
Inventory intermediation obligation (6)	25.8	339.9	—	—	365.7
Retail Stores obligations (7)	8.6	17.2	17.5	2.6	45.9
Total	$3,922.9	$2,012.4	$2,435.2	$997.6	$9,368.1
(1) Expected interest payments on debt outstanding at September 30, 2025. Floating interest rate debt is calculated using September 30, 2025 rates. For additional information, see Note 10 to the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancellable terms in excess of one year as of September 30, 2025.
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
(4) Balances consist of obligations under RINs product financing arrangements, as described in the ''Environmental Credits and Related Regulatory Obligations" accounting policy included in Note 2 to our consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of our December 31, 2024 Annual Report on Form 10-K.
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
Refer to the cash flow section for our operating activities spend during the nine months ended September 30, 2025. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity.
Refer to the 'Capital Spending' section for our capital expenditures for the nine months ended September 30, 2025 and our anticipated cash requirements for planned capital expenditures for the full year 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Changes in commodity prices (mainly crude oil and refined products) and interest rates are our primary sources of market risk. When we make the decision to manage our market exposure, our objective is generally to avoid losses from adverse price changes, realizing we will not obtain the gains of beneficial price changes.

71 |

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
The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are discussed separately below), as of September 30, 2025 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2025	2026
Contracts not designated as hedging instruments:
Crude oil price swaps - long (1)	$(9.9)	5,358,000	4,308,000	1,050,000
Crude oil price swaps - short (1)	9.0	6,612,000	5,562,000	1,050,000
Crude oil options - long (1)	—	—	—
Crude oil options - short (1)	—	—	—
Inventory, refined product and crack spread swaps - long (1)	0.3	2,774,000	2,562,000	212,000
Inventory, refined product and crack spread swaps - short (1)	(0.9)	2,143,000	1,931,000	212,000
RINs commitment contracts - long (2)	52.2	573,300,000	573,300,000	—
RINs commitment contracts - short (2)	(38.6)	288,800,000	288,800,000	—
Total	$12.1
(1) Volume in barrels.
(2) Volume in RINs.

Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $1,080.8 million as of September 30, 2025.
We help manage this risk through interest rate swap agreements that we may periodically enter into in order to modify the interest rate characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. We expect that any interest rate derivatives held will reduce our exposure to short-term interest rate movements. As of September 30, 2025, we had two floating-to-fixed interest rate derivative agreements in place for a notional amount of $200.0 million, which matures in May 2027, and $500.0 million, which matures in November 2027. The estimated fair value of our interest rate derivative liability was $2.0 million as of September 30, 2025.
The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt, after considering the interest rate swaps, outstanding as of September 30, 2025 would be to change interest expense by approximately $3.8 million.
We also have interest rate exposure in connection with our Inventory Intermediation Agreement under which we pay a time value of money charge based on Secured Overnight Financing Rate.
Commodity Derivatives Trading Activities
From time to time, we enter into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, and futures contracts. These trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts are classified as held for trading and are recognized at fair value with changes in fair value recognized in the income statement. We had no outstanding trading commodity derivative contracts as of September 30, 2025.

72 |

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
We acquired Gravity effective January 2, 2025, and have included the operating results and assets and liabilities of Gravity in our condensed consolidated financial statements as of September 30, 2025. As permitted by SEC guidance for newly acquired businesses, management’s assessment of the Company’s disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of Gravity. We are currently in the process of integrating the Gravity operations, control processes and information systems into our systems and control environment.
Other than the acquisition of Gravity, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

73 |

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
Delek is pursuing litigation against the EPA based on its August 2025 small refinery exemption decisions. In September 2025, our subsidiary Alon Refining Krotz Springs, Inc. filed suit in the United States Court of Appeals for the District of Columbia Circuit (the “D.C. Court of Appeals”) (case no. 25-1180) seeking review of the EPA’s decision that the refinery was ineligible for an exemption for the 2024 compliance year. Then, in October 2025, our subsidiaries Alon Refining Krotz Springs, Inc., Delek Refining, Ltd., Lion Oil Company, LLC and Alon USA, LP filed suit in the D.C. Court of Appeals (case numbers 25-1229, 1230, 1231, 1245) seeking review of the EPA’s decision to refund expired RINs for the 2019 to 2023 compliance years. Separately, in October 2025, Alon USA, LP filed suit in the 5th Circuit Court of Appeals (No. 25-60584) with a protective petition filed in the D.C. Court of Appeals (case no. 25-1246) seeking review of the EPA’s decision denying an exemption on the 2020 exemption petition of the Big Spring Refinery.
Aside from the matters discussed above and disclosure updated in Note 13, there have been no material developments to the proceedings previously reported in our Annual Report on Form 10-K filed on February 26, 2025.
ITEM 1A. RISK FACTORS
Except as described below, there were no material changes during the nine months ended September 30, 2025 to the risk factors identified in the Company’s fiscal 2024 Annual Report on Form 10-K.
The availability and cost of RINs and other required credits could have an adverse effect on our financial condition and results of operations.
Pursuant to the 2007 Energy Independence and Security Act, the EPA promulgated the RFS-2 (“RFS”) regulations reflecting the increased volume of renewable fuels mandated to be blended into the nation's fuel supply. The regulations, in part, require refiners to add annually increasing amounts of “renewable fuels” to their petroleum products or purchase credits, known as RINs, in lieu of such blending. The RFS imposes a substantial financial obligation on each of our four small refineries. The cost of complying with the RFS is one of our highest operational costs, including significant additional costs to finance our compliance. These costs are highly volatile and unlike other refining companies Delek is not able to pass through its high compliance costs to its customers.
Delek is an obligated party under the RFS, which requires us to obtain RINs to satisfy our annual Renewable Volume Obligation (“RVO”). While we are able to obtain many of the RINs required for compliance by blending renewable fuels manufactured by third parties or by our own biodiesel plants, we must also purchase RINs on the open market in order to comply with the quantity of renewable fuels we are required to blend under the RFS. The price and number of RINs an obligated party must acquire are impacted by government regulation requiring such credits, and also may be impacted by small refiner exemptions (“SREs”) granted by the EPA. In past years, the price of RINs has been highly volatile and the EPA’s decisions on SRE hardship petitions have been unduly delayed. Increasing RINs prices, inconsistent administration of the RFS by the EPA, and Delek’s market position has prevented us from passing through compliance costs of the program in the past and will likely continue in the future. While we cannot predict the future prices of RINs, the costs to obtain the necessary number of RINs could be material. Our future operating results are significantly dependent on the EPAs granting of SREs on a timely basis. If we are unable to pass the costs of compliance with the RFS on to our customers, if sufficient RINs are unavailable for purchase, if we have to pay a significantly higher price for RINs or if we are otherwise unable to meet the RFS mandates, our refinery operations, financial condition and results of operations could be adversely affected.
In the past, we have received SREs under the RFS program for certain of our refineries. In August 2025, the EPA granted full and partial exemptions for certain of our refineries related to obligations for the 2019-2024 calendar years. We were able to use some of these RINs to satisfy our obligation for previous compliance periods. However, because RINs are valid for a one-year period, a majority of the refunded RINs had expired and therefore cannot be used or sold for value to offset future compliance obligations. The relief received also was not sufficient to offset our 2025 compliance obligation and thus Delek’s refineries will need to seek relief from the EPA for the hardship imposed by the RFS for the 2025 compliance year.
In September and October 2025, certain of our subsidiaries filed lawsuits against the EPA in the United States Court of Appeals for the District of Columbia seeking to overturn the EPA’s August 2025 denial that the Krotz Springs Refinery was ineligible for an exemption for the 2024 compliance year, and seeking additional relief for the EPA’s decision to refund expired RINs. These lawsuits remain pending, and we are unable to estimate the outcome or the costs we may incur at this time.
In August 2025, the EPA provided an updated framework for evaluation of future SRE petitions, which may ultimately include reallocating waived volumes to other obligated parties. This updated framework may be subject to legal challenge, and we cannot predict the extent to

74 |

Risk Factors
which any such challenge may impact the EPA’s timeliness in responding to such petitions in the future. Moreover, even if the new approach survives any future legal challenges, we cannot guarantee that such an exemption will be obtained for any of our refineries in future years, which could result in increased costs and adversely impact future results of operations and our business strategy.
In addition, the RFS regulations are highly complex and evolving, requiring us to periodically update our compliance systems. The RFS regulations require the EPA to determine and publish the applicable annual volume and percentage standards for each compliance year by November 30 for the forthcoming year, and such blending percentages could be higher or lower than amounts estimated and accrued for in our consolidated financial statements. The future cost of RINs is difficult to estimate until such time as the EPA finalizes the applicable standards for the forthcoming compliance year. Moreover, in addition to increased price volatility in the RINs market, there have been multiple instances of RINs fraud occurring in the marketplace over the past several years. The EPA has initiated several enforcement actions against refiners who purchase fraudulent RINs, resulting in substantial costs to the refiner. While the EPA promulgated a rule in June 2019 aiming to improve transparency in the market for RINs, we cannot predict with certainty our exposure to increased RINs costs in the future, nor can we predict the extent by which costs associated with RFS-2 regulations will impact our future results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended September 30, 2025 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act (inclusive of all purchases that have settled as of September 30, 2025).

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 - July 31, 2025	320,102	$23.27	320,102	$491,672,311
August 1 - August 31, 2025	22,243	$22.47	22,243	$491,172,420
September 1 - September 30, 2025	217,588	$32.17	217,588	$484,172,533
Total	559,933	$26.70	559,933	N/A
(1) See further discussion in Note 19 to our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On August 13, 2025, Reuven Spiegel, Executive Vice President, Special Projects, amended a Rule 10b5-1 trading arrangement originally entered into on March 6, 2025. The amended Rule 10b5-1 trading arrangement is for the sale of up to 10,000 shares of our common stock, subject to certain conditions. The arrangement's expiration date is March 31, 2026.
On September 10, 2025, Robert Wright, Senior Vice President & Deputy Chief Financial Officer, entered into a Rule 10b5-1 trading arrangement for the sale of 61,325 shares of our common stock, subject to certain conditions. This arrangement's expiration date is April 15, 2027.

75 |

Exhibits
ITEM 6. EXHIBITS

Exhibit No.		Description

10.1	#	Form of Indemnification Agreement for Directors and Officers of Delek US Holdings, Inc.

31.1	#	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	#	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	##	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	##	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and September 30, 2024 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2025 and 2024 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement
#	Filed herewith
##	Furnished herewith

76 |

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

Dated: November 7, 2025

77 |