Form 10-K
period 2025-12-31
Delek US Holdings, Inc.
filed 2026-02-27
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 18 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 4262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates as of June 30, 2025 was approximately $1,243,507,000, based upon the closing sale price of the registrant's common stock on the New York Stock Exchange on that date. For purposes of this calculation only, all directors and officers subject to Section 16(b) of the Securities Exchange Act of 1934 are deemed to be affiliates.
At February 20, 2026, there were 59,808,421 shares of the registrant's common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).
Documents incorporated by reference
Portions of the registrant's definitive Proxy Statement to be delivered to stockholders in connection with the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents
Delek US Holdings, Inc.
Annual Report on Form 10-K
For the Annual Period Ending December 31, 2025

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
As of December 31, 2025, we owned a 63.3% limited partner interest as well as a non-economic general partner interest in Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), a publicly-traded master limited partnership that we formed in April 2012.
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
Available Information
Our Internet website address is www.DelekUS.com and X account is @DelekUSHoldings. Information contained on our website is not part of this Annual Report on Form 10-K. Our reports, proxy and information statements, and any amendments to such documents are filed electronically with the Securities and Exchange Commission (“SEC”) and are available on our Internet website in the “Investor Relations” section (ir.delekus.com), free of charge, as soon as reasonably practicable after we file or furnish such material to the SEC. We also post our Governance Guidelines, Code of Business Conduct & Ethics and the charters of our Board of Directors’ committees in the “Corporate Governance” section of our website, accessible by navigating to the “About Us” section on our Internet website. We will provide any of these documents to any stockholder that makes a written request to the Corporate Secretary, Delek US Holdings, Inc., 310 Seven Springs Way, Suite 500, Brentwood, Tennessee 37027.

3 |

Glossary of Terms

Glossary of Terms
The following are definitions of certain industry terms used in this Annual Report on Form 10-K:
Alkylation Unit - A refinery unit utilizing an acid catalyst to combine smaller hydrocarbon molecules to form larger molecules in the gasoline boiling range to produce a high octane gasoline blendstock, which is referred to as alkylate.
Bakken Basin - A large sedimentary basin in North Dakota, Montana and Canada.
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
Cushing - Cushing, Oklahoma.
Delaware Basin - A large sedimentary basin in West Texas and New Mexico.
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
Midland - Midland, Texas.
Midland Basin - A large sedimentary basin in West Texas.
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
NGL - Natural gas liquids.
OSHA - The Occupational Safety and Health Administration.
Permian Basin - A large sedimentary basin that includes the Midland and Delaware Basins primarily in West Texas and New Mexico.
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
Sour Gas - Natural gas containing more than four parts per million of hydrogen sulfide.
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
•We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future laws, regulations, executive orders and other requirements could significantly increase our costs of doing business, thereby adversely affecting our profitability.
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
•General economic and political conditions may adversely affect our business, operating results and financial condition.
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
•We may not be successful in our cost sharing agreement with the DOE's Office of Clean Energy Demonstrations.
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
The following map outlines the geography of our integrated downstream energy structure as of December 31, 2025:

NORTH DAKOTA
BAKKEN FORMATION
WATFORD CITY
WILLISTON BASIN
WOODFORD BASIN
CUSHING
PERMIAN BASIN
LITTLE ROCK
MEMPHIS
NASHVILLE
BRENTWOOD
Delaware Gathering Assets
Permian Gathering Assets
Sala Gathering System
EL DORADO
CADDO
TUCSON
RIO
MIDLAND
BIG SPRING
EL PASO
WINK
SAN ANGELO
WEST TEXAS GULF
GREENVILLE
MT. PLEASANT
DALLAS
TYLER
LONGVIEW
KROTZ SPRINGS
ST. JAMES
NEW ORLEANS
BEAUMONT
MONT BELVIEU
BAYTOWN
WEBSTER
FREEPORT
EAGLE FORD BASIN
Midland Water Gathering Assets
DELEK REFINERIES
DKL TERMINAL
DKL - CRUDE
DELEK ASPHALT TERMINAL
THIRD-PARTY TERMINAL
DKL CRUDE PIPELINE
DKL JOINT VENTURE CRUDE PIPELINES
THIRD-PARTY CRUDE PIPELINES
THIRD-PARTY PRODUCT PIPELINES
LONGVIEW, TEXAS
CORPORATE HEADQUARTERS
Midland Water Gathering Asset
Gas Processing Plant

Refining	Logistics
302,000 bpd total capacity:	9 light product distribution terminals
Tyler, TX	Approximately 1,326 miles of crude oil and refined products pipeline (2)
El Dorado, AR	Approximately 11.3 million barrels of active shell capacity
Big Spring, TX	Approximately 310,000 bpd of water disposal capacity
Krotz Springs, LA	Approximately 195 MMcf/d of gas processing capacity
WTI primary crude oil supply - 228,000 bpd	Crude oil pipeline joint ventures:
Biodiesel facilities with 40 million gallons total	Red River Pipeline Company LLC
annual capacity(1):	Caddo Pipeline LLC
Crossett, AR	Andeavor Logistics RIO Pipeline LLC
Cleburne, TX	Wink to Webster Holdings, LLC
New Albany, MS	West Texas wholesale:
Sale of refined products through terminals

9 |

Business and Properties
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
(2)    Excludes approximately 462 miles of gathering system pipeline which are decommissioned.

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

10 |

Business and Properties
Here are some of our most significant transactions in recent years, all of which continue to have a lasting and important impact on our strategic positioning and long-term value proposition:

Date	Acquired Company/Assets	Acquired From/ Sold To	Approximate Purchase /Sales Price
July 2017	Purchased the remaining approximately 53% ownership in Alon that Delek did not already own, in an all-stock transaction, resulting in the addition of the Krotz Springs refinery and the majority ownership in the Big Spring refinery, as well as the addition of our previous retail segment.	Shareholders of Alon USA Energy, Inc.	$530.7 million
February 2018	Purchased the remaining 18.4% ownership in Alon USA Partners, LP, in an all-equity transaction, representing the remaining interest in the Big Spring refinery operations.	LP unitholders of Alon USA Partners, LP	$184.7 million
May 2019	Acquired a 33% membership interest in Red River Pipeline Joint Venture, which continues to be highly accretive to our Logistics segment and one of the main drivers of our joint venture investment growth.	Plains Pipeline, L.P.	$124.7 million
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

11 |

Business and Properties
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
Refined Product Sales and Distribution
Our refineries sell products on a wholesale and branded basis to inter-company and third-party customers located in Texas, Oklahoma, New Mexico, Arizona, Arkansas, Tennessee, Illinois, California and the Ohio River Valley, including Gulf Coast markets and areas along the Enterprise Pipeline System and the Colonial Pipeline System, through terminals and exchanges.
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

12 |

Business and Properties

Tyler Refinery
Our Tyler refinery has a nameplate crude throughput capacity of 75,000 bpd, and is designed to process mainly light, sweet crude oil, which is typically a higher quality of crude than heavier sour crude. Its property consists of approximately 600 contiguous acres of land that we own in Tyler, Texas and adjacent areas, of which the main plant and associated tank farms adjacent to the refinery sit on approximately 100 acres. Additionally, it has access to crude oil pipeline systems that allow us access to East Texas, West Texas and, to a limited extent, the Gulf Coast and foreign crude oil. Most of the crude supplied to the Tyler refinery is delivered by third-party pipelines and through pipelines owned by our logistics segment.
Major processes at our Tyler refinery include crude distillation, vacuum distillation, naphtha reforming, naphtha and diesel hydrotreating, fluid catalytic cracking, alkylation, and delayed coking. The Tyler refinery has a Complexity Index of 9.4.
The chart below sets forth information concerning the throughput at the Tyler refinery for the years ended December 31, 2025, 2024 and 2023:

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
The chart below sets forth information concerning the Tyler refinery's production slate for the years ended December 31, 2025, 2024 and 2023:

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
Major processes at our El Dorado refinery include crude distillation, vacuum distillation, naphtha isomerization and reforming, naphtha and diesel hydrotreating, gas oil hydrotreating, fluid catalytic cracking and alkylation. The El Dorado refinery has a Complexity Index of 10.1.
The chart below sets forth information concerning the throughput at the El Dorado refinery for the years ended December 31, 2025, 2024 and 2023:

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
The chart below sets forth information concerning the El Dorado refinery's production slate for the years ended December 31, 2025, 2024 and 2023:

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

Big Spring Refinery
Our Big Spring refinery has a nameplate crude throughput capacity of 73,000 bpd and is located on 1,306 acres of land that we own in the Permian Basin in West Texas. The main plant and associated tank farms adjacent to the refinery sit on approximately 330 acres. It is the closest refinery to Midland, which allows us to efficiently source WTS and WTI Midland crude. Additionally, the Big Spring refinery has the ability to source locally-trucked crude as well as crude locally gathered from our gathering system within the Logistics segment, which enables us to better control quality and eliminate the cost of transporting the crude supply from Midland.
The Big Spring refinery is designed to process a variety of crude, ranging from light sweet to medium sour, with the flexibility to convert its production to one or the other based on market pricing conditions. Our Big Spring refinery receives WTS and WTI crude by truck from local gathering systems, our own gathering system, and regional common carrier pipelines. Other feedstocks, including butane, isobutane and asphalt blending components, are delivered by truck and railcar. A majority of the natural gas we use to run the refinery is delivered by a pipeline in which we own a majority interest.
Major processes at our Big Spring refinery include crude distillation, vacuum distillation, naphtha reforming, naphtha and diesel hydrotreating, aromatic extraction, propane de-asphalting, fluid catalytic cracking, and alkylation. The Big Spring refinery has a Complexity Index of 11.6.
The chart below sets forth throughput composition at the Big Spring refinery for the years ended December 31, 2025, 2024 and 2023:

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

15 |

Business and Properties
The chart below sets forth information concerning the Big Spring refinery's production slate for the years ended December 31, 2025, 2024 and 2023:

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
The Krotz Springs refinery is designed mainly to process light sweet crude oil. We are capable of receiving WTI Midland, LLS, HLS and foreign crude from the EMPCo Northline System (the "Northline System") and the Anchorage Pipeline. The Northline System delivers LLS, HLS and foreign crude oil from the St. James, Louisiana, crude oil terminalling complex. The Anchorage Pipeline connects the Krotz Springs refinery to the Baton Rouge, Louisiana area. Additionally, the Krotz Springs refinery has the ability to receive crude oil sourced from West Texas. WTI crude oil is transported through the Energy Transfer Amdel pipeline to the Nederland terminal located near the Gulf Coast and from there is transported to the Krotz Springs refinery by barge via the Intracoastal Canal and the Atchafalaya River. The Krotz Springs refinery also receives approximately 20% of its crude by barge and truck from inland Louisiana and Mississippi and other locations.
Major processes at the Krotz Springs refinery include crude distillation, vacuum distillation, naphtha hydrotreating, naphtha isomerization and reforming, and gas oil/residual catalytic cracking to minimize low quality black oil production and to produce higher light product yields. The Krotz Springs refinery has a Complexity Index of 8.5. Additionally, in April 2019, the Krotz Springs refinery completed construction of an alkylation unit with approximately 6,000-bpd capacity that is designed to combine isobutane and butylene into alkylate and enable multiple grades of gasoline to be produced, including premium octane gasoline.

16 |

Business and Properties
The chart below sets forth information concerning the throughput at the Krotz Springs refinery for the years ended December 31, 2025, 2024 and 2023:

The Krotz Springs refinery produces CBOB 84 grade gasoline as well as HSD, light cycle oil, jet fuel, petrochemical feedstocks, LPG, slurry oil and alkylate. The Krotz Springs refinery produces low-sulfur gasoline, pursuant to the current EPA clean fuels standards.
The chart below sets forth information concerning the Krotz Springs refinery's production slate for the years ended December 31, 2025, 2024 and 2023:

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

17 |

Business and Properties

Logistics Segment
Overview
Our logistics segment consists of Delek Logistics, a publicly-traded master limited partnership, and its subsidiaries. Our consolidated financial statements include its consolidated financial results. As of December 31, 2025, we owned a 63.3% limited partner interest in Delek Logistics, consisting of 33,868,203 common limited partner units, and the non-economic general partner interest. Delek Logistics is a variable interest entity as defined under U.S. generally accepted accounting principles ("GAAP"). Intercompany transactions with Delek Logistics and its subsidiaries are eliminated in our consolidated financial statements.

Our logistics segment generates revenue by charging fees for gathering, transporting, offloading and storing crude oil and natural gas; for storing intermediate products and feedstocks; for marketing, distributing, transporting and storing refined products; and disposing and recycling water. A portion of Logistics' existing assets are both integral to and dependent on the successful operation of Refining's assets, as our logistics segment gathers, transports and stores crude oil, and markets, distributes, transports and stores refined products in select regions of the southeastern United States and East Texas primarily in support of the Tyler and El Dorado refineries, and in Central and West Texas and New Mexico, primarily in support of the Big Spring refinery. In addition, the logistics segment also provides crude oil, intermediate and refined products transportation services for, terminalling and marketing services to, and disposing and recycling water to, third parties primarily in Texas, the Delaware Basin in New Mexico, North Dakota, Tennessee and Arkansas. Our Midland Water Gathering Assets support our water and recycling operations primarily in the Midland Basin in Texas and consist of assets acquired in H2O Midstream and Gravity Midstream acquisitions. In the Delaware Basin, we have been expanding our natural gas processing capabilities by constructing a new natural gas processing plant and adding AGI and sour gas processing capabilities. All intercompany transactions are eliminated in consolidation.

18 |

Business and Properties
The logistics segment network includes the following locations/properties:

Terminal Locations	Pipelines (owned or leased)	Storage Tanks Locations
Tennessee	Louisiana and Arkansas	Tennessee
Nashville	SALA Gathering System	Nashville
Memphis	El Dorado Pipeline System	Memphis
Texas	Magnolia Pipeline System	Arkansas
Tyler	Texas	North Little Rock
Big Sandy	Paline Pipeline System	El Dorado
San Angelo	McMurrey Pipeline System	Texas
Abilene	Nettleton Pipeline	Tyler
Mount Pleasant	Tyler-Big Sandy Product Pipeline	Big Sandy
Arkansas	Big Spring Pipeline and Crude Oil Gathering System	Big Spring
North Little Rock	Midland Gathering System	San Angelo
El Dorado	Midland Water Gathering System	Abilene
	New Mexico	Mount Pleasant
Delaware Gathering System
North Dakota
Water Gathering System
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
Logistics Segment - Gathering and Processing
The logistics segment's gathering and processing business owns or leases capacity on approximately 390 miles of operable crude oil transportation pipelines, approximately 169 miles of refined product pipelines, an approximately 767-mile crude oil gathering system and associated crude oil storage tanks with an aggregate of approximately 10.0 million barrels of active shell capacity. In addition, these assets include 195 MMcf/d of cryogenic natural gas processing capacity and 310 MBbl/d of water disposal capacity in the Delaware basin. These assets are primarily divided into the following operating systems:
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
•Delaware Gathering Assets, which includes a crude oil gathering system located in Lea County New Mexico, 133 miles of gas gathering pipelines with 150 MMcf/d of pipeline capacity, and 205 miles of water gathering pipelines with 220 MBbl/d of pipeline capacity; and
•The Midland Water Gathering System (the "Midland Water Gathering System") consists of water disposal and recycling operations in the Midland Basin. These assets include 326,450 dedicated acres, approximately 567 miles of pipeline, 1,015 MBbl/d operational capacity and approximately 1,100 MBbl/d of interconnected disposal capacity.

19 |

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

20 |

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

21 |

Business and Properties
Governmental Regulation and Environmental Matters
Environmental Sustainability
As part of the Company’s commitment to corporate sustainability, Delek publishes an annual Sustainability Report describing its environmental, social and governance (“ESG”) strategy, including initiatives related to emissions management and other environmental matters such as energy efficiency, water conservation, waste minimization and recycling. Information contained in the Sustainability Report is not incorporated by reference into, and does not constitute a part of, this Form 10-K. While the Company believes that its Sustainability Report and other voluntary ESG disclosures address areas of interest to a broad range of stakeholders, the Company does not currently believe that such disclosures address matters that are material to its operations, strategy, financial condition or results of operations in the near term. The Company continues to evaluate ESG-related topics through ongoing stakeholder engagement and internal assessments, and its views on materiality may evolve over time as circumstances, regulatory expectations and business conditions change. Given the estimates, assumptions and timelines underlying certain ESG initiatives, the materiality of these disclosures is inherently difficult to assess in advance.
Delek remains committed to managing its environmental footprint and advancing initiatives intended to enhance the sustainability, efficiency and resilience of its operations. In prior years, the Company established a Scope 1 and Scope 2 greenhouse gas (“GHG”) emissions intensity reduction target based on a 2022 baseline year that reflects the Company’s current operational boundaries. The Company continues to evaluate its approach to emissions management and environmental performance in the context of evolving business priorities, operational considerations and stakeholder expectations. During 2025, the Company continued to pursue a range of environmental initiatives across its operations, including efforts related to emissions management, energy efficiency, water stewardship, waste minimization and recycling. The Company believes that these initiatives, together with ongoing evaluation of operational practices and technologies, support its broader environmental objectives and inform its longer-term sustainability strategy.
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
Any failure to comply with these laws and permits may raise potential exposure to future claims and lawsuits involving environmental and safety matters, which could include soil, surface water and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of, transported, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements and permitting requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters with us and federal and state authorities, including receipt of and responses to notices of violations, citations and other enforcement actions, some of which have resulted, or may result in, changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations of existing laws and regulations. Capital investments in 2026 and 2027 related to compliance with environmental, health and safety regulations are not expected to have a material adverse effect on our results of operations. These estimates do not include amounts related to capital investments that management has deemed to be strategic investments. These amounts could materially change as a result of governmental and regulatory actions.

22 |

Business and Properties
We generate wastes that may be subject to the RCRA and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of managing, transporting, recycling and disposing of hazardous and certain non-hazardous wastes. Our refineries are large quantity generators of hazardous waste. Our other facilities, such as terminals, generate lesser quantities of hazardous wastes.
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
As of December 31, 2025, we have recorded an environmental liability of approximately $36.0 million, primarily related to the estimated probable costs of remediating, or otherwise addressing, certain environmental issues of a non-capital nature at the Tyler, El Dorado, Big Spring and Krotz Springs refineries as well as terminals and retail stations, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts, which were already being performed by the former operators of the refineries and terminals prior to our acquisition of those facilities, for known contamination of soil and groundwater, as well as estimated costs for additional issues which have been identified subsequent to the acquisitions. Approximately $4.9 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2037, although some costs may extend up to 24 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines and terminal facilities, which could result in additional remediation liabilities.
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
The EPA has also finalized revisions the National Ambient Air Quality Standard ("NAAQS") for particulate matter with a nominal mean aerodynamic diameter of 2.5 micrometers or less (PM 2.5). This regulation is currently being challenged in US Court of Appeals for the District of Columbia.  On November 24th, 2025, EPA asked the court to vacate the new standard.  EPA may propose a revised version of the regulation in the future. Delek at this time does not believe that the revised NAAQS will have a material impact to Delek.

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

23 |

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
Human Capital Management
As of December 31, 2025, we had 1,902 full-time employees, 26.6% of which (approximately 505 employees) were subject to a collective bargaining agreement. We recognize that the key to a successful future for Delek depends on the success of our employees and we continue to target a diverse talent pool of employees, at all levels, throughout the company. We are committed to providing a safe and healthy working environment for our employees and have adopted a number of policies and programs to support and advance our human capital resources as discussed below.
Inclusion
Delek is dedicated to fostering a culture comprised of different and diverse backgrounds united in purpose, as outlined in our Opportunity and Inclusion Policy, Code of Business Conduct and Ethics, Employee Handbook, and Human Rights Policy. All employees must participate in respectful communication and anti-harassment training to create a more inclusive work environment. We believe that a diverse talent pool brings unique perspectives, experiences, ideas, and solutions that drive our business forward.
Our talent acquisition strategy focuses on colleges and universities with diverse student populations that align to our unique needs and skill sets.

24 |

Business and Properties
Turnover and Talent Management
Delek understands the importance of attracting and retaining top talent. We have established relationships with local colleges and universities to increase interest in our organization and industry among upcoming graduates. Our strong internship program offers participants the opportunity to receive annual scholarships based on performance.
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

25 |

Business and Properties
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
Information Technology
In 2025, Delek remained focused on enhancing infrastructure, ensuring robust security measures, streamlining enterprise applications, and advancing innovation, artificial intelligence, and data analytics to support Delek's strategic and operational goals. Delek further enhanced its business continuity by reducing recovery time and recovery point objectives, ensuring that our systems are capable of quickly recovering from any potential disruptions. In addition, Delek continued to enhance its cybersecurity standards across its information technology ("IT") and operational technology ("OT") including enhanced training programs for employees and refined reviews of cybersecurity incidents.
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

26 |

Risk Factors
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
To the extent any regional or global disease outbreak impacts our business or the global markets for our products, it could have a material adverse effect on our business, financial condition, results of operation and liquidity.
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

27 |

Risk Factors
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
We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future laws, regulations, executive orders and other requirements could significantly increase our costs of doing business, thereby adversely affecting our profitability.
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

28 |

Risk Factors
complying with any resulting new legal or regulatory requirements that are substantial and not adequately provided for, could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Regulation of Hazardous Waste
We generate wastes that may be subject to RCRA and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of managing, transporting, recycling and disposing of hazardous and certain non-hazardous wastes. Our refineries are large quantity generators of hazardous waste and require hazardous waste permits issued by the EPA or state agencies. Additionally, certain of our other facilities, such as terminals, generate lesser quantities of hazardous wastes.
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

29 |

Risk Factors
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
The availability and cost of RINs and other required credits could have a material adverse effect on our financial condition and results of operations.
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
Delek is an obligated party under the RFS, which requires us to obtain RINs to satisfy our annual Renewable Volume Obligation (“RVO”). While we are able to obtain a portion of the RINs required for compliance by blending renewable fuels manufactured by third parties, we must also purchase RINs on the open market in order to comply with the quantity of renewable fuels we are required to blend under the RFS. The price and number of RINs an obligated party must acquire are impacted by government regulation requiring such credits, and also may be impacted by small refiner exemptions (“SREs”) granted by the EPA. In past years, the price of RINs has been highly volatile and the EPA’s decisions on SRE hardship petitions have been unduly delayed. Increasing RINs prices, inconsistent administration of the RFS by the EPA, and Delek’s market position has prevented us from passing through compliance costs of the program in the past and will likely continue in the future. While we cannot predict the future prices of RINs, the costs to obtain the necessary number of RINs could be material. Our future operating results are significantly dependent on the EPAs granting of SREs on a timely basis. If we are unable to pass the costs of compliance with the RFS on

30 |

Risk Factors
to our customers, if sufficient RINs are unavailable for purchase, if we have to pay a significantly higher price for RINs or if we are otherwise unable to meet the RFS mandates, our refinery operations, financial condition and results of operations could be adversely affected.
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
In August 2025, the EPA provided an updated framework for evaluation of future SRE petitions, which may ultimately include reallocating waived volumes to other obligated parties. This updated framework may be subject to legal challenge, and we cannot predict the extent to which any such challenge may impact the EPA’s timeliness in responding to such petitions in the future. Moreover, even if the new approach survives any future legal challenges, we cannot guarantee that such an exemption will be obtained for any of our refineries in future years, which could result in increased costs and adversely impact future results of operations and our business strategy.
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
In addition to the risks associated with the EPA administrative decisions regarding SRE petitions, legislative or regulatory actions that modify or eliminate the small refinery exemption program could materially and adversely impact our business. Future changes to the RFS, including amendments to small refinery exemption eligibility requirements or the elimination of the SRE program, could substantially increase our RFS compliance costs. If we are unable to obtain SREs in future years due to such legislative or regulatory changes, or if additional eligibility requirements are imposed that our refineries cannot satisfy, our compliance costs would increase substantially and we would likely be unable to pass such costs through to our customers, which would materially adversely affect our financial condition, results of operations, and business strategy.
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

31 |

Risk Factors
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

32 |

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
There is increased agency interest in polyfluoroalkyl substances, or PFAS. The EPA has designated two PFAS compounds, perfluorooctanoic acid (PFOA) and perfluorooctane sulfonic acid (PFOS) as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). With this designation, the EPA and states could have the ability to order remediation of those compounds and cost recovery at clean-up sites. The EPA and states could also have the authority to reopen closed sites which are shown to be impacted by those PFAS compounds. This could lead to increased monitoring obligations and potential liability related thereto.
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

33 |

Risk Factors
These activities include increasing attention and demands for action related to climate change, promoting the use of substitutes to fossil fuel products, litigation and encouraging the divestment of companies in the fossil fuel industry. For example, in recent years, private litigation has been increasingly initiated against oil and gas companies by local and state agencies and private parties alleging climate change impacts arising from their operations and seeking damages and equitable relief. We have not had any climate change litigation initiated against us to date and we cannot reasonably predict whether any such litigation will be initiated against us or, if initiated, what the outcome would be. If any such litigation were to be initiated against us, at a minimum, we would incur legal and other expenses to defend such lawsuits, which amounts may be significant. More recently there has also been growing opposition to ESG matters from U.S. federal, state and local governments, with the President issuing an executive order opposing DEI initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, and scrutiny could result in additional compliance obligations, litigation risks, and governmental investigations or enforcement actions, which could impact how we conduct our operations or result in reputational harm. If we failed to prevail in any such litigation and were required to pay significant damages and/or materially alter the manner in which we conduct our business, there could be a material adverse impact on our operations, financial condition or results of operations. The increasing attention given to ESG activities and a shift by consumers to more fuel-efficient or alternative fuel vehicles could reduce demand for our products, reduce our profits, increase the potential for investigations and litigation, impair our brand and have negative impacts on our stock price and access to capital markets. Additionally, increased attention may increase opposition to the development, permitting, construction or operation of our pipelines and facilities from environmental groups, landowners, local groups and other advocates. In addition to litigation, such opposition may take the form of organized protests, attempts to block or sabotage our operations, intervention in regulatory or administrative proceedings involving our assets or other actions designed to prevent, disrupt or delay the development, operation, or maintenance of our assets and business.
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

34 |

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
Our logistics segment consists of Delek Logistics, a publicly-traded master limited partnership, and our consolidated financial statements include its consolidated financial results. As of December 31, 2025, we owned a 63.3% limited partner interest in Delek Logistics, consisting of 33,868,203 common limited partner units and the non-economic general partner interest. Delek Logistics operates a system of crude oil and refined product pipelines, distribution terminals and tankage in Arkansas, Louisiana, Oklahoma, Tennessee and Texas. Delek Logistics generates revenues by charging tariffs for transporting crude oil and refined products through its pipelines, by leasing pipeline capacity to third parties, by charging fees for terminalling refined products and other hydrocarbons and storing and providing other services at its terminals.
Our Tyler, El Dorado and Big Spring refineries are substantially dependent upon Delek Logistics' assets and services under several long-term pipeline and terminal, tankage and throughput agreements expiring in 2026 through 2036. Delek Logistics is subject to its own operating and regulatory risks, including, but not limited to:
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

36 |

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

37 |

Risk Factors
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
In 2025, the U.S. announced the imposition of tariffs on imports from several U.S. trade partners and could announce additional tariffs in future periods. There is significant uncertainty as to the duration of these and any further tariffs, and the impacts these tariffs and any corresponding retaliatory tariffs will have on us, our suppliers and our customers. The financial impacts of the tariffs on our results of operations and financial condition remain uncertain at the time of filing this report.
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
In December 2022, we entered into an Inventory Intermediation Agreement with Citi (the "Inventory Intermediation Agreement") in which Citi purchases a substantial portion of the crude oil and refined products for three of our refineries' inventory at market prices. We are obligated to repurchase from Citi all volumes upon expiration or earlier termination of this agreement, which may have a material adverse impact on our liquidity, working capital and financial condition. Termination of our Inventory Intermediation Agreement with Citi, which is scheduled to expire in January 2028, would require us to finance the products covered by the agreement at terms that may not be favorable. The availability of capital will depend upon several factors, some of which are beyond our control. In addition, if we are not able to sell our finished products to creditworthy customers, then we may be subject to delays in the collection of our accounts receivable and exposure to additional credit risk. If we cannot obtain sufficient capital, when the need arises, then we may be unable to execute our long-term operating strategy.

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
There can be no assurance that this process will result in the pursuit or consummation of any potential transaction or strategy, or that any such potential transaction or strategy, if implemented, will provide greater value to our stockholders than that reflected in the price of our common stock. Any outcome of this process would be dependent upon a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing on reasonable terms. The occurrence of any one or more of the above risks could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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

39 |

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
We may not be successful in our cost sharing agreement with the DOE’s Office of Clean Energy Demonstrations.
The Department of Energy's Office of Clean Energy Demonstrations may cancel the cost sharing agreement with the Delek. Delek or its technology partners may fail or be unable to complete the project, capture the expected amount of carbon dioxide per year, reduce health-harming pollutants or realize any of the other expected benefits from such an agreement or the project.
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

40 |

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
As of December 31, 2025, approximately 26.6% of our employees were represented by unions and/or covered by a collective bargaining agreement. None of our employees in our logistics segment or in our corporate office are represented by a union. We consider our relations with our employees to be satisfactory. Although the collective bargaining agreements contain provisions to discourage strikes or work stoppages, we cannot assure that strikes or work stoppages will not occur. A strike or work stoppage could have a material adverse effect on our business, financial condition and results of operations.
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
In recent years, several companies have experienced data breaches, resulting in the exposure of sensitive customer data. A breach could also originate from, or compromise, our customers' and vendors' or other third-party networks outside of our control. Any compromise or breach of our information and payment technology systems could cause interruptions in our operations, damage our reputation, reduce our customers' willingness to visit our sites and conduct business with them, or expose us to litigation from customers. In addition, a compromise of our internal data network at any of our refining or terminal locations may have disruptive impacts. These disruptions could range from inconvenience in accessing business information to a disruption in our refining operations.
The increase in companies and individuals working remotely has increased the frequency and scope of cyber-attacks and the risk of potential cybersecurity incidents, both deliberate attacks and unintentional events. Despite our security measures, we experience attempts by external

42 |

Risk Factors
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

43 |

Risk Factors
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

44 |

Risk Factors
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
In addition, our Amended and Restated Certificate of Incorporation authorizes us to issue up to 10.0 million shares of preferred stock in one or more different series, with terms to be fixed by our Board of Directors. Stockholder approval is not necessary to issue preferred stock in this manner. Issuance of these shares of preferred stock could have the effect of making it more difficult and more expensive for a person or group to acquire control of us and could effectively be used as an anti-takeover device. On the date of this report, no shares of our preferred stock are outstanding.
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

45 |

Risk Factors
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

46 |

Risk Factors
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
As of December 31, 2025, we had total debt of $3,283.3 million, including current maturities of $9.5 million. In addition to our outstanding debt, as of December 31, 2025, our letters of credit issued under our various credit facilities were $417.4 million. Our borrowing availability under our various credit facilities as of December 31, 2025 was $1,620.8 million. Our level of debt could have important consequences for us. For example, it could:
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

47 |

Risk Factors
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
The Delek/Alon Merger has been accounted for as an acquisition, by us, of Alon in accordance with GAAP. Under the acquisition method of accounting, the assets and liabilities of Alon and its subsidiaries have been recorded, as of the completion of the Delek/Alon Merger, at their respective fair values. Under the acquisition method of accounting, the total purchase price has been allocated to Alon’s tangible assets and liabilities and identifiable intangible assets based on their estimated fair values as of the date of completion of the Delek/Alon Merger. The excess of the purchase price over the estimated fair values of reporting units has been recorded as goodwill, which was further allocated to other reporting units as permitted under GAAP. To the extent the value of goodwill or intangibles becomes impaired, we may be required to incur material non-cash charges relating to such impairment. Our financial condition and operating results may be significantly impacted from both the impairment and the underlying trends in the business that triggered the impairment. We recorded no impairment for the year ended December 31, 2025 and recorded $212.2 million and $14.8 million of goodwill impairment during the years ended December 31, 2024 and 2023, respectively.
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

48 |

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Related Matters
Risk Management and Strategy
IT and OT are critical to our operations, including refinery processes, petroleum movement monitoring in pipelines and terminals, and other mission-critical processes and transactions. We utilize IT and OT systems across our operations to capture accounting, technical and regulatory data for archiving, analysis, and reporting. Our primary business systems mostly consist of purchased and licensed software programs that integrate with our internal solutions. Additionally, our technology encompasses a company-wide network through which employees have access to key business applications.
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
Recognizing that humans are often the most vulnerable element of even the most secure computer architectures, Delek conducts mandatory security awareness programs, including required training and phishing campaigns for our employees and contractors. Delek also conducts monthly reviews of global cybersecurity incidents to ensure that appropriate mitigation measures are in place to guard against similar threats. Delek is committed to enhancing its organizational resilience through a multiyear, comprehensive incident response tabletop drill program. Building upon the success of the drill conducted in 2025 and previous years, we remain committed to continuous improvement and proactive preparedness in addressing potential challenges and effectively managing incidents.
Delek has not experienced a significant cybersecurity breach or associated expenses, penalties, or settlements for the years ended December 31, 2025, 2024 and 2023. Delek continuously assesses and enhances the confidentiality, integrity, and availability of its IT and OT assets.
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

49 |

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
We also continue to monitor the use of AI throughout our business and we have embedded responsible AI principles into our corporate framework. This ensures that any AI adoption supports long-term security, resilience, transparency, and trust. Delek’s AI Policy sets the foundation for responsible use of AI technologies. It emphasizes fairness, accountability, and compliance with regulatory standards. By prioritizing ethical design and deployment, we aim to reduce risks such as bias, misuse, and data breaches—aligning with our goals of integrity and social responsibility.
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

50 |

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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock is traded on the New York Stock Exchange under the symbol "DK." As of February 20, 2026, there were approximately 127 common stockholders of record. This number does not include beneficial owners of our common stock whose stock is held in nominee or "street name" accounts through brokers. The transfer agent for our common stock is Equiniti Trust Company, LLC, 48 Wall Street, Floor 23, New York, NY 100005.
Dividends
Our Board of Directors considers the declaration of a dividend on a quarterly basis, although there is no assurance as to future dividends since they are dependent upon future earnings, capital requirements, our financial condition and other factors.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended December 31, 2025 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (inclusive of all purchases that have settled as of December 31, 2025).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2025	—	$—	—	$484,172,533
November 1 - November 30, 2025	25,522	39.18	25,522	483,172,655
December 1 - December 31, 2025	560,043	33.93	560,043	464,172,587
Total	585,565	$34.15	585,565	N/A
(1) The Board of Directors have approved a total amount for repurchases under Delek's aggregate stock repurchase program of $562.0 million. As of December 31, 2025, there was $464.2 million of authorization remaining. This authorization has no expiration. Any share repurchases under the repurchase program may be implemented through open market transactions or in privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases will be made at the discretion of management and will depend on prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular amount of stock and does not expire.

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

The adjacent graph compares cumulative total returns for our stockholders to the Standard and Poor's 500 Stock Index and a market capitalization weighted peer group selected by management for the five-year period commencing December 31, 2020 and ending December 31, 2025. The graph assumes a $100 investment made on December 31, 2020. Each of the three measures of cumulative total return assumes reinvestment of dividends. The 2025 peer group is comprised of Calumet, Inc. (formerly Calumet Specialty Products Partners, L.P. ) (NASDAQ: CLMT), CVR Energy, Inc. (NYSE: CVI), HF Sinclair Corporation (NYSE: DINO) (formerly HollyFrontier Corporation (NYSE: HFC)), Marathon Petroleum Corporation (NYSE: MPC), Par Pacific Holdings, Inc. (NYSE: PARR), PBF Energy Inc. (NYSE: PBF), Phillips 66 (NYSE: PSX), and Valero Energy Corporation (NYSE: VLO). The stock performance shown on the graph below is not necessarily indicative of future price performance.

ITEM 6. RESERVED

52 |

Management's Discussion and Analysis
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects, and opportunities. Forward-looking statements include, among other things, statements that refer to the H2O Midstream Acquisition and the Gravity Acquisition, including any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the outbreak of a pandemic and its impact on oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning possible future results of operations, business and growth strategies, including as the same may be impacted by any ongoing military conflict, such as the Russia-Ukraine War and the Israel-Hamas War, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions or dispositions, including the sale of our Retail Stores, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
•general economic and business conditions affecting the southern, southwestern, and western United States, particularly levels of spending related to travel and tourism;
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
•societal, legislative, and regulatory measures to address climate change and GHG;
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

53 |

Management's Discussion and Analysis
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
Business and Economic Environment Overview
Our focus on safe and reliable operations is a pillar which underlines all of our business activities. We continue to identify opportunities to mitigate market risk and focus on efforts that improve our overall cost structure while not compromising operational excellence. During the year we continued to make progress on our "sum of the parts" efforts. Our logistics segment (or "Logistics") successfully closed the Gravity Acquisition which includes integrated full-cycle water systems in the Permian Basin, in addition to produced water gathering, and transportation assets in the Bakken, and along with the H2O Midstream Acquisition acquired in the third quarter of 2024, provide a strong opportunity for integrated crude and water services to Delek Logistics customers. These acquisitions represents another significant step in Delek Logistics' commitment of being a full suite crude, gas and water midstream services provider in the Permian Basin in addition to diversifying our logistics customer base to include more third-party customers. Also during 2025 and 2026, we entered into additional agreements with Delek Logistics which put additional midstream commercial activities in Delek Logistics and will bring refining related activities and assets back to our refining segment (or "Refining"). These transactions increased consolidated financial availability by approximately $250 million and continue to grow Delek Logistics third-party earnings while decreasing dependence on Delek. During 2025, the Refining segment provided higher margins than 2024 due to increased crack spreads and the impact of small refinery exemptions. Crack spreads were higher during 2025 than 2024 but still lower than historic highs in 2023. Our disciplined approach to cost control, coupled with a focus on our enterprise optimization plan ("EOP") margin enhancements, as well as the impact related to the small refinery exemptions granted supported earnings before interest, taxes, depreciation and amortization ("EBITDA") growth and improved cash flow, while our capital deployment remained aligned with our strategic priorities. The domestic West Texas Intermediate ("WTI") differentials compared to Brent continued to be favorable, and the WTI Midland to Cushing differential narrowed favorably compared to 2024. The increased refining margins compared to the 2024 continues to demonstrate that demand for refined products continues to be stable. We will continue to execute on our priorities of running safe and reliable operations, making further progress on our "sum of the parts" and EOP efforts, and delivering shareholder value while maintaining our financial strength and flexibility.
Our refining operations continue to be impacted by requirements to comply with RFS-2. In the third quarter of 2025, we were returned 2019-2023 RINs after being granted small refinery exemptions from the U.S. Environmental Protection Agency (“EPA”) related to the 2019-2024 compliance periods. While a majority of the RINs returned were expired and had no value, the small refinery exemptions allowed us to retain certain non-expired 2023 and 2024 RINs. Additionally, the exemptions resulted in a reduction of our Consolidated Net RINs obligation related to the unsettled 2024 obligation and a reduction within cost of materials and other in 2025.
The near term economic outlook still has uncertainty due to geopolitical instability and commodity market volatility. As a result, we continue to progress our business transformation focused on enterprise-wide opportunities to improve the efficiency of our cost structure. We continued to advance our strategic initiatives aimed at long-term value creation. This includes the progress made on our EOP. The EOP includes leaner costs including lower general and administrative expenses, lower operating expenses and lower interest expense.
We want to reward our shareholders with a disciplined and balanced capital allocation framework. As we strengthen our relative financial position, we believe a balanced approach between shareholder returns and balance sheet improvement is appropriate. As of December 31, 2025, we returned $141.4 million of capital in 2025 to shareholders through dividends and share buybacks.
Our near-term focus is centered around the following: (1) operational excellence, (2) financial strength and flexibility, (3) strategic initiatives which includes unlocking the "sum of the parts" value of our existing business while identifying growth opportunities to enhance the Company's scale and diversify revenue streams, (4) continuing our EOP efforts to enhance margin and cash flow and (5) return to investors. See further discussion in the "Strategic Objectives" section below.
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

55 |

Management's Discussion and Analysis
Inventory Intermediation Agreement Amendment
On February 21, 2025, DK Trading & Supply, LLC ("DKTS") amended the inventory intermediation agreement ("Inventory Intermediation Agreement") with Citigroup Energy Inc. ("Citi") to among other things, (i) extend the term of the Inventory Intermediation Agreement from January 31, 2026 to January 31, 2027 and (ii) include a mechanism for DKTS to nominate each month whether to include volumes related to the Krotz Springs refinery for funding under the Inventory Intermediation Agreement. On December 18, 2025, DKTS amended the Inventory Intermediation Agreement to, among other things, (i) extend the term of the Inventory Intermediation Agreement from January 31, 2027 to January 31, 2028, (ii) reduce certain commitment fees, and (iii) include a mechanism for DKTS to nominate each month whether to include volumes related to the El Dorado and Big Spring refineries for funding under the Inventory Intermediation Agreement. This amendment further reduces interest expense and other associated fees while increasing our flexibility on liquidity and inventory financing options for all refineries associated with the Inventory Intermediation Agreement.
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
On January 30, 2026, we entered into asset purchase agreements with Delek Logistics, (collectively referred to as “the Intercompany Agreements”), pursuant to which we agreed to acquire a Tyler refinery tank for total consideration of $19.0 million (the “Tyler Tank Purchase”) and El Dorado tank and terminal assets for total consideration of $66.0 million (the “El Dorado Terminal Purchase”). The Tyler Tank Purchase and the El Dorado Terminal Purchase are expected to close on April 1, 2026 and October 1, 2027, respectively, in each case subject to the satisfaction of customary closing conditions. Under the Intercompany Agreements, the consideration may be paid in a combination of cash and equity, with up to $20.0 million of the aggregate consideration payable through the return of Delek Logistics common units. In addition, pursuant to the Intercompany Agreements, Delek will waive Omnibus fees for an aggregate of $4.0 million during the first two quarters of 2026.
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
The SREs resulted in a reduction of our Consolidated Net RINs Obligation and therefore a reduction within cost of materials and other of approximately $356.1 million in 2025.
Information About Our Segments
Prior to July 2024, we aggregated our operating segments into three reportable segments: refining, logistics, and retail. However, in July 2024,

56 |

Management's Discussion and Analysis
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

Refining Overview
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt, and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 bpd as of December 31, 2025. A high-level summary of the refinery activities is presented below:

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

Our refining segment also owns three biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas, and New Albany, Mississippi. During the second quarter of 2024, we made the decision to idle the biodiesel facilities, while exploring viable and sustainable alternatives. In the fourth quarter of 2025 we entered into an agreement to sell the Cleburne, Texas facility. In addition, the refining segment includes our wholesale crude operations and our 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S.

57 |

Management's Discussion and Analysis

Logistics Overview
Our logistics segment contains a full suite of gas, crude and water systems that gathers, transports and stores crude oil and natural gas; markets, distributes, transports and stores refined products; and disposes and recycles water in select regions of the southern United States, West Texas, New Mexico and North Dakota for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics (NYSE: DKL), where we owned a 63.3% interest at December 31, 2025. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A portion of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's gathering and processing business owns or leases capacity on approximately 390 miles of crude oil transportation pipelines, approximately 169 miles of refined product pipelines, and approximately 767-mile crude oil gathering system. Additionally, in the Delaware Basin, we have been expanding our natural gas processing capabilities by constructing a new natural gas processing plant and adding AGI and sour gas processing capabilities. This segment also includes water disposal and recycling operations, located in the Delaware Basin of New Mexico, the Midland Basin of Texas, and the Bakken Basin of North Dakota. The storage and transportation business owns or leases associated crude oil storage tanks. The logistics segment has an aggregate of approximately 11.3 million barrels of active shell capacity. It also owns and operates nine light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 161 tractors and 306 trailers used to haul primarily crude oil and other products for related and third parties.

58 |

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
Key Objectives
Certain fundamental principles are foundational to our long-term strategy and direct us as we develop our strategic objectives. With that in mind, we have identified the following overarching key objectives:
I.    Operational Excellence
II.    Financial Strength and Flexibility - EOP
III.    Strategic Initiatives - "sum of the parts"
Operational Excellence
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
Strategic Initiatives
For 2026, we will continue to focus on furthering our "sum of the parts" efforts, focusing on the following:
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

59 |

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
✓
Adding Flexibility to the Inventory Intermediation Agreement:
On February 21, 2025, DKTS amended the Inventory Intermediation Agreement to, among other things, include a mechanism for DKTS to nominate each month whether to include volumes related to the Krotz Springs refinery for funding under the Inventory Intermediation Agreement. This amendment reduces interest expense and other associated fees while increasing our flexibility on liquidity and inventory financing options. On December 18, 2025, DKTS amended the Inventory Intermediation Agreement to, among other things, (i) extend the term of the Inventory Intermediation Agreement from January 31, 2027 to January 31, 2028, (ii) reduce certain commitment fees, and (iii) include a mechanism for DKTS to nominate each month whether to include volumes related to the El Dorado and Big Spring refinery for funding under the Inventory Intermediation Agreement. This amendment further reduces interest expense and other associated fees while increasing our flexibility on liquidity and inventory financing options for all refineries associated with the Inventory Intermediation Agreement.
✓
Enterprise Optimization Plan
In 2024, we implemented additional cost reduction measures across the organization and announced an enterprise optimization plan ("EOP") which included initiatives focused on improving our financial health and ability to generate cash flows. In 2025, we continued to execute on the EOP, which included leaner costs including lower general and administrative expenses, lower operating expenses and lower interest expense.
	✓	✓	✓
Increasing Shareholder Value by Executing Buybacks:
During the year ended December 31, 2025, 3,839,968 shares of our common stock were repurchased and cancelled at the time of the transaction for a total of $79.4 million. As of December 31, 2025, there was $464.2 million of authorization remaining under Delek's aggregate stock repurchase program.
✓
Monetizing Our Investment in Delek Logistics:
On February 24, 2025, we entered into a Common Unit Purchase Agreement with Delek Logistics (the “Common Unit Purchase Agreement”) whereby Delek Logistics may repurchase common units from time to time from us in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026. During the year ended December 31, 2025, 243,075 common units were repurchased from us and cancelled at the time of the transaction for a total of $10.0 million. As of December 31, 2025, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
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
	✓		✓
Executing Strategic Transactions with Delek Logistics:
On May 1, 2025, we entered into agreements with Delek Logistics, which among other things, transfers the Delek Permian Gathering purchasing and blending activities to Delek Logistics including all of our rights and obligations to purchase crude oil under certain contracts associated with Delek Logistics’ existing Midland Gathering System and brings back the El Dorado rail facility assets to the Refining Segment on January 1, 2026. On January 30, 2026, we entered into additional asset purchase agreements with Delek Logistics, pursuant to which we agreed to reacquire a Tyler refinery tank and El Dorado tank and terminal assets. These transactions put additional midstream commercial activities in Delek Logistics and bring refining related activities and assets back to the Refining Segment. Additionally, these transactions increase consolidated financial availability by approximately $250 million.
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

60 |

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
Regulatory Volatility
Delek is an obligated party under the RFS, which requires us to obtain RINs to satisfy our annual Renewable Volume Obligation (“RVO”). While we are able to obtain a portion of the RINs required for compliance by blending renewable fuels manufactured by third parties, we must also purchase RINs on the open market in order to comply with the quantity of renewable fuels we are required to blend under the RFS. The price and number of RINs an obligated party must acquire are impacted by government regulation requiring such credits, and also may be impacted by small refiner exemptions (“SREs”) granted by the EPA. In past years, the price of RINs has been highly volatile and the EPA’s decisions on SRE hardship petitions have been unduly delayed. Increasing RINs prices, inconsistent administration of the RFS by the EPA, and Delek’s market position has prevented us from passing through compliance costs of the program in the past and will likely continue in the future. While we cannot predict the future prices of RINs, the costs to obtain the necessary number of RINs could be material. Our future operating results are significantly dependent on the EPAs granting of SREs on a timely basis. If we are unable to pass the costs of compliance with the RFS on to our customers, if sufficient RINs are unavailable for purchase, if we have to pay a significantly higher price for RINs or if we are otherwise unable to meet the RFS mandates, our refinery operations, financial condition and results of operations could be adversely affected.
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
Uncertainty remains regarding the impact that proposed EPA rules, or future revisions to proposed rules, may have on RINs prices, which impact the determination of the fair value of our Net RINs Obligation, as well as the fair value of forward RIN commitment contracts. Additionally, while our current Net RINs Obligation reflects current RINs market prices as of December 31, 2025, the financial statement impact, including both the income statement and net cash impact of future changes to enacted Renewable Volume Obligation rates, is not determinable because of the complexity of the Net RINs Obligation and related transactions, where such financial statement impact is dependent upon the following: (1) the composition of the specific Net RINs Obligation (in terms of the vintages of RINs we currently own versus the waived RINs Obligation) and the related market prices at the date each volumetric requirement change is enacted; (2) the composition of our RINs forward commitment contracts that may be settled or positions closed as a result of any enacted change and the related gains or losses; (3) the settlement requirements of related RINs product financing arrangements; and (4) the quantity of and dates at which excess RINs can be sold and the sales price (see also Note 12, Note 13 and Note 19 as well as our related accounting policies related to RINs included in Note 2 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K). Enacted regulatory changes could impact our financial results in ways that we cannot currently anticipate.
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

61 |

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
We have positioned the Company to continue to run safely, reliably, and environmentally responsibly while leveraging our Delek Logistics business. Crack spreads were higher in 2025 than 2024, but below historically high crack spreads in 2023. Many uncertainties remain in 2026 with respect to the global supply and demand of the crude oil and refined products markets and it is difficult to predict the ultimate economic impacts this may have on our operations. We expect refining capacity rationalization to lower refined products inventory and crude oil demand to continue to rise. These factors will help absorb the recent additions in global supply and balance the market over the next 6 to 12 months. However, U.S. policy changes and escalating conflicts in the Middle East, Europe, and South America could potentially result in supply disruptions or further volatility in crude oil and refined products prices.
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

62 |

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

63 |

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

64 |

Management's Discussion and Analysis

RIN Volatility
Environmental regulations and the political environment continue to affect our refining margins in the form of volatility in the price of RINs. We enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs of our RINs Obligation. On a consolidated basis, we work to balance our RINs Obligation in order to minimize the effect of RINs prices on our results. While we obtain RINs in our refining and logistics segments through our ethanol blending, our refining segment still must purchase additional RINs to satisfy its obligations. Prior to the idling of the biodiesel facilities in 2024, we obtained RINs through biodiesel blending and generated RINs through biodiesel production. Additionally, our ability to obtain RINs through blending is limited by our refined product slate, blending capabilities and market constraints. The cost to purchase these additional RINs is a significant cash outflow for our business. Increases in the market prices of RINs generally adversely affect our results of operations through changes in fair value to our existing RINs Obligation, to the extent we do not have offsetting RINs inventory on hand or effective economic hedges through net forward purchase commitments. RINs prices are highly sensitive to regulatory and political influence and conditions, and therefore often do not correlate to movements in crude oil prices, refined product prices, or crack spreads. Because of the volatility in RINs prices, it is not possible to predict future RINs cost with certainty, and movements in RINs prices can have significant and unanticipated adverse effects on our refining margins that are outside of our control.
The chart below illustrates the volatility in RINs over the past three years.

65 |

Management's Discussion and Analysis

Energy Costs
Energy costs are a significant element of our refining segment's earnings before interest, taxes, depreciation, and amortization ("Refining EBITDA") and can significantly impact our ability to capture crack spreads, with natural gas representing the largest component. Natural gas prices are driven by supply-side factors such as the amount of natural gas production, level of natural gas in storage and import and export activity, while demand-side factors include variability of weather, economic growth and the availability and price of other fuels. Refiners and other large-volume fuel consumers may be more or less susceptible to volatility in natural gas prices depending on their consumption levels as well as their capabilities to switch to more economical sources of fuel/energy. Additionally, geographic location of facilities makes consumers vulnerable to price differentials of natural gas available at different supply hubs. Within Delek’s geographic footprint, we source the majority of our natural gas from the Gulf Coast, and secondarily from the Permian Basin, coinciding with the physical locations of our refineries. We manage our risk around natural gas prices by entering into variable and fixed-price supply contracts in both the Gulf and Permian Basin or by entering into derivative hedges based on forecasted consumption and forward curve prices, as appropriate, in accordance with our risk policy.
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

Non-GAAP Measures
Our management uses certain non-Generally Accepted Accounting Principles (“non-GAAP”) operational measures to evaluate our operating segment performance and non-GAAP financial measures to evaluate past performance and prospects for the future to supplement our GAAP financial information presented in accordance with U.S. GAAP. These financial and operational non-GAAP measures are important factors in assessing our operating results and profitability and include:
•EBITDA - calculated as net income (loss) attributable to Delek adjusted to add back interest expense, income tax expense, depreciation, amortization and proportional interest, taxes, depreciation and amortization of equity method investments; and
•Refining margin - calculated as gross margin (which we define as sales minus cost of sales) adjusted for operating expenses and depreciation and amortization included in cost of sales.
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

66 |

Management's Discussion and Analysis
Non-GAAP Reconciliations
The following table provides a reconciliation of EBITDA attributable to Delek to the most directly comparable U.S. GAAP measure, net (loss) income attributable to Delek:

	Year Ended December 31,
	2025	2024	2023
Reported net (loss) income attributable to Delek US	$(22.8)	$(560.4)	$19.8
Proportional interest, taxes, depreciation and amortization of equity-method investments	29.0	28.1	26.7
Interest expense, net	345.3	313.1	318.2
Income tax (benefit) expense	(7.4)	(79.2)	5.1
Depreciation and amortization	397.8	383.5	351.6
EBITDA attributable to Delek	$741.9	$85.1	$721.4

The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin (in millions)

Refining Segment
	Year Ended December 31,
	2025	2024	2023
Total revenues	$10,551.3	$11,783.0	$16,406.9
Cost of sales	10,042.0	12,009.5	16,095.7
Gross margin	$509.3	$(226.5)	311.2
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	614.6	596.6	619.2
Depreciation and amortization	270.0	265.5	234.2
Refining margin	$1,393.9	$635.6	$1,164.6

67 |

Management's Discussion and Analysis
Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions):

Summary Statement of Operations Data (1)	Year Ended December 31,
	2025	2024	2023
Net revenues	$10,722.9	$11,852.2	$16,467.2
Cost of sales:
Cost of materials and other	8,873.6	10,781.8	14,825.3
Operating expenses (excluding depreciation and amortization presented below)	862.9	763.8	770.6
Depreciation and amortization	374.3	349.7	322.8
Total cost of sales	10,110.8	11,895.3	15,918.7
Insurance proceeds	(0.1)	(20.6)	(20.3)
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	9.0	3.4	4.4
General and administrative expenses	269.5	252.8	272.0
Depreciation and amortization	23.5	24.8	16.7
Asset impairment	17.7	243.5	37.9
Other operating income, net	(8.5)	(55.5)	(6.9)
Total operating costs and expenses	10,421.9	12,343.7	16,222.5
Operating income (loss)	301.0	(491.5)	244.7
Interest expense, net	345.3	313.0	318.0
Income from equity method investments	(89.5)	(92.2)	(86.2)
Other expense (income), net	6.3	(6.3)	(3.7)
Total non-operating expenses, net	262.1	214.5	228.1
Income (loss) from continuing operations before income tax expense (benefit)	38.9	(706.0)	16.6
Income tax benefit	(6.8)	(107.9)	(3.0)
Income (loss) from continuing operations, net of tax	45.7	(598.1)	19.6
Discontinued operations:
(Loss) income from discontinued operations, including gain on sale of discontinued operations	(3.0)	105.9	35.2
Income tax (benefit) expense	(0.6)	28.7	8.1
(Loss) income from discontinued operations, net of tax	(2.4)	77.2	27.1
Net income (loss)	43.3	(520.9)	46.7
Net income attributed to non-controlling interests	66.1	39.5	26.9
Net (loss) income attributable to Delek	$(22.8)	$(560.4)	$19.8
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

68 |

Management's Discussion and Analysis
Results of Operations
Consolidated Results of Operations — Comparison of the Year Ended December 31, 2025 versus the Year Ended December 31, 2024
Net Income (Loss)
2025 vs. 2024
Consolidated net income for the year ended December 31, 2025 was $43.3 million compared to a net loss of $520.9 million for the year ended December 31, 2024. Consolidated net loss attributable to Delek for the year ended December 31, 2025 was $22.8 million, or $(0.38) per basic share, compared to a loss of $560.4 million, or $(8.77) per basic share, for the year ended December 31, 2024. Explanations for significant drivers impacting net income (loss) as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
2025 vs. 2024
We generated net revenues of $10,722.9 million and $11,852.2 million during the years ended December 31, 2025 and 2024, respectively, a decrease of $1,129.3 million, or 9.5%. The decrease in net revenues was primarily due to the following:
•in our refining segment, decreases in the average price of U.S. Gulf Coast gasoline of 10.3% and ULSD of 6.4%; and
•in our logistics segment, decreased revenue of $5.6 million in our West Texas marketing operations.
These decreases were partially offset by the following:
•increased sales volumes (including purchased products) in our refining segment;
•an increase in the average price of U.S. Gulf Coast HSD of 1.0%; and
•incremental revenue associated with the H2O Midstream Acquisition and Gravity Acquisition of $41.0 million and $90.1 million, respectively.

Total Operating Costs and Expenses
Cost of Materials and Other
2025 vs. 2024
Cost of materials and other was $8,873.6 million for the year ended December 31, 2025, compared to $10,781.8 million for the year ended December 31, 2024, a decrease of $1,908.2 million, or 17.7%. The net decrease in cost of materials and other primarily related to the following:
•a decrease in the cost of crude oil feedstocks at the refineries, including a 14.5% decrease in the average cost of WTI Cushing crude oil and a 14.7% decrease in the average cost of WTI Midland crude oil;
•small refinery exemptions received in 2025 resulting in a reduction of our Consolidated Net RINs Obligation and therefore a reduction within Cost of materials and other of approximately $356.1 million; and
•in our logistics segment, decreased cost of materials and other of $7.2 million in our West Texas marketing operations.
These decreases were partially offset by the following:
•increased sales volume (including purchased products); and
•incremental costs associated with the Gravity and H2O Midstream Acquisitions of $15.9 million and $3.0 million, respectively.
Insurance Proceeds
2025 vs. 2024
Insurance proceeds were $0.1 million for the year ended December 31, 2025 compared to $20.6 million for the year ended December 31, 2024, a decrease of $20.5 million, or (99.5)%. The decrease was primarily driven by the following:
•For the year ended December 31, 2025, we recognized $0.1 million of business interruption insurance recoveries compared to $20.6 million of insurance proceeds related to property damage from the 2021 El Dorado refinery fire, the 2021 freeze events and the 2022 Big Spring refinery fire for the year ended December 31, 2024.
Refer to Note 14 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

69 |

Management's Discussion and Analysis

Operating Expenses
2025 vs. 2024

Operating expenses (included in both cost of sales and other operating expenses) were $871.9 million for the year ended December 31, 2025 compared to $767.2 million for the year ended December 31, 2024, an increase of $104.7 million, or 13.6%. The increase in operating expenses was primarily driven by the following:
•an increase in outside services $20.8 million, variable expenses including natural gas, chemical, and electric of $41.1 million, employee costs of $46.3 million and maintenance costs of $13.2 million. These increases include costs associated with the H2O Midstream and Gravity Acquisitions of $10.6 million and $31.0 million, respectively.
•These increases were partially offset by a decrease in insurance costs of $6.6 million and lease and rental costs of $11.0 million.
General and Administrative Expenses
2025 vs. 2024
General and administrative expenses were $269.5 million for the year ended December 31, 2025 compared to $252.8 million for the year ended December 31, 2024, an increase of $16.7 million, or 6.6%. The increase was primarily driven by increased restructuring costs of $59.6 million and incentive compensation of $14.0 million. The increases were partially offset by decreased employee costs of $39.4 million and transaction costs of $15.8 million associated with the H20 Midstream Acquisition and Gravity Acquisition during the year ended December 31, 2024 and transaction costs associated with amended and new agreements with Delek Logistics during the year ended December 31, 2024.
Depreciation and Amortization
2025 vs. 2024
Depreciation and amortization (included in both cost of sales and other operating expenses) was $397.8 million for the year ended December 31, 2025 compared to $374.5 million for the year ended December 31, 2024, an increase of $23.3 million, or 6.2%. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed and depreciation and amortization attributable to the H2O Midstream and Gravity acquisitions.
Asset Impairment
2025 vs. 2024
Asset impairment was $17.7 million for the year ended December 31, 2025 compared to $243.5 million for the year ended December 31, 2024.
•For the year ended December 31, 2025, the asset impairment primarily related to an $11.6 million impairment of software development costs.
•For the year ended December 31, 2024 we recorded a $22.1 million asset impairment as a result of our second quarter 2024 decision to idle our biodiesel facilities, while exploring viable and sustainable alternatives, recorded a $9.2 million asset impairment for pipeline assets because utilization was no longer probable and recorded a $212.2 million goodwill impairment.
Refer to Note 13 and Note 20 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.
Other Operating Expense (Income), Net
2025 vs. 2024
Other operating income, net was $8.5 million and $55.5 million for the years ended December 31, 2025 and 2024, respectively, a decrease of $47.0 million, or (84.7)% . The decrease was primarily driven by the following:
•for the year ended December 31, 2024, we recorded a net gain of $53.4 million in the 2024 period related to a property settlement;
•for the year ended December 31, 2024, we recorded a gain of $16.5 million while for the year ended December 31, 2025, we recorded a gain of $2.8 million related to the 2021 El Dorado refinery fire; and
•for the year ended December 31, 2024, we recorded a gain of $8.3 million related to Delek Logistics' eminent domain settlement while for the year ended December 31, 2025, we recorded a gain of $4.3 related to Delek Logistics' eminent domain settlement.

70 |

Management's Discussion and Analysis
These decreases were partially offset by the following:
•for the year ended December 31, 2024, we made a strategic decision to abandon certain capital projects included in construction in progress that no longer fit our core objectives and as a result we recognized a loss of $14.1 million; and
•for the year ended December 31, 2025 we recorded a $5.0 million gain on sale of an asset.

Non-Operating Expenses, Net
Interest Expense, Net
2025 vs. 2024
Interest expense, net was $345.3 million in the year ended December 31, 2025, compared to $313.0 million for year ended December 31, 2024, an increase of $32.3 million, or 10.3% primarily due to the following:
•an increase in net average borrowings outstanding (including the obligations under the inventory intermediation agreement which has an associated interest charge) of approximately $172.6 million during the year ended December 31, 2025 (calculated as a simple average of beginning borrowings/obligation and ending borrowings/obligation for the period) compared to the year ended December 31, 2024; and
•hedge loss associated with our interest rate swap.
This increase was partially offset by the following:
•a decrease in the average effective interest rate of 6 basis points during the year ended December 31, 2025 compared to the year ended December 31, 2024 (where effective interest rate is calculated as interest expense divided by the net average borrowings/obligations outstanding).
Results from Equity Method Investments
2025 vs. 2024
We recognized income from equity method investments of $89.5 million for the year ended December 31, 2025, compared to $92.2 million for the year ended December 31, 2024, a decrease of $2.7 million. This decrease was primarily driven by the following:
•a decrease in income from our investment in Red River Pipeline Company LLC to $10.9 million during the year ended December 31, 2025 from $20.4 million in the year ended December 31, 2024;
•a decrease in income from our investment in two other pipeline joint ventures to $7.4 million during the year ended December 31, 2025 from $11.8 million in the year ended December 31, 2024; and
•a decrease in income from our asphalt terminal equity method investment due to lower volumes and resulting revenue decreases.
These decreases was partially offset by the following:
•an increase in income from our investment in W2W Holdings LLC to $43.2 million during the year ended December 31, 2025 from $28.9 million in the year ended December 31, 2024.
Other Expense (Income), net
2025 vs. 2024
Other expense (income), net was $6.3 million of expense in the year ended December 31, 2025, compared to $6.3 million of income for the year ended December 31, 2024, an increase of $12.6 million, or 200.0% primarily due to the following:
•an impairment recognized on two investments held at cost within other non-current assets for $8.6 million; and
•a pension settlement of $2.1 million.
Refer to Note 13 and Note 23 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

Income Taxes
2025 vs. 2024
For the year ended December 31, 2025, we recorded an income tax benefit of $6.8 million from continuing operations compared to an income tax benefit of $107.9 million from continuing operations for the year ended December 31, 2024, primarily driven by the following:
•an increase to pre-tax income of $38.9 million in the year ended December 31, 2025 compared to a pre-tax loss of $706.0 million in the year ended December 31, 2024; and

71 |

Management's Discussion and Analysis
•our effective tax rates were (17.5)% and 15.3% for the year ended December 31, 2025 and 2024, respectively, due to the impact of fixed dollar favorable permanent differences and changes in valuation allowance on certain attributes.

Refer to Note 15 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

72 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth selected information concerning our refining segment operations ($ in millions, except per barrel amounts):

Selected Refining Financial Information
	Year Ended December 31,
	2025	2024	2023
Revenues	$10,551.3	$11,783.0	$16,406.9
Cost of materials and other	9,157.4	11,147.4	15,242.3
Refining Margin	$1,393.9	$635.6	$1,164.6

Operating expenses (excluding depreciation and amortization)	$614.6	$596.6	$619.2

Refining segment EBITDA	$800.7	$(158.0)	$560.7

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
The cost to acquire feedstocks and the price of the refined petroleum products we ultimately sell from our refineries depend on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined petroleum products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions such as hurricanes or tornadoes, local, domestic and foreign political affairs, global conflict, production levels, the availability of imports, the marketing of competitive fuels and government regulation. Other significant factors that influence our results in the refining segment include operating costs (particularly the cost of natural gas used for fuel and the cost of electricity), seasonal factors, refinery utilization rates and planned or unplanned maintenance activities or turnarounds. Moreover, while the fluctuations in the cost of crude oil are typically reflected in the prices of light refined products, such as gasoline and diesel fuel, the price of other residual products, such as asphalt, coke, carbon black oil and liquefied petroleum gas LPG are less likely to move in parallel with crude cost. This could cause additional pressure on our realized margin during periods of rising or falling crude oil prices.
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
Finally, Refining EBITDA is impacted by regulatory costs associated with the cost of RINs as well as energy costs, including the cost of natural gas. In periods of unfavorable regulatory sentiment, RINs prices can increase at higher rates than crack spreads, or even when crack spreads are declining. This can be particularly impactful on smaller refineries, where the operating cost structure does not have as much scalability as larger refineries. Additionally, volatility in energy costs, which are captured in our operating expenses and impact our Refining EBITDA, can significantly impact our ability to capture crack spreads, with natural gas representing the most significant component. Within Delek’s geographic footprint, we source the majority of our natural gas from the Gulf Coast, and secondarily from the Permian Basin, and we do not currently have the capability at our refineries to switch our energy consumption to utilize alternative sources of fuel. For this reason, unfavorable Gulf Coast (Henry Hub) differentials can impact our crack spread capture.

73 |

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

Refinery Statistics
	Year Ended December 31,
	2025	2024	2023
Total Refining Segment
Days in period	365	366	365
Total sales volume - refined product (average bpd) (1)	306,152	301,834	298,617
Total production (average bpd)	299,836	292,817	291,802
Crude oil	285,496	281,271	278,231
Other feedstocks	18,161	15,380	15,998
Total throughput (average bpd):	303,657	296,651	294,229

Crude Slate: (% based on amount received in period)
WTI crude oil	75.0%	69.9%	73.0%
Gulf Coast Sweet Crude	6.3%	7.3%	4.3%
Local Arkansas crude oil	3.4%	3.4%	4.0%
Other	15.3%	19.4%	18.7%

Crude utilization (% based on nameplate capacity)	94.5%	93.1%	92.1%

74 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Year Ended December 31,
	2025	2024	2023
Tyler, TX Refinery
Days in period	365	366	365
Products manufactured (average bpd):
Gasoline	38,055	35,723	33,442
Diesel/Jet	32,470	31,755	28,670
Petrochemicals, LPG, natural gas liquids ("NGLs")	2,051	2,319	2,341
Other	855	849	1,691
Total production	73,431	70,646	66,144
Throughput (average bpd):
Crude Oil	73,091	70,009	63,210
Other feedstocks	1,922	2,299	3,617
Total throughput	75,013	72,308	66,827
Per barrel of throughput:
Operating expenses	$5.02	$5.04	$5.08
Crude Slate: (% based on amount received in period)
WTI crude oil	74.8%	79.2%	79.5%
East Texas crude oil	22.9%	20.4%	20.5%
Other	2.3%	0.4%	—%

El Dorado, AR Refinery
Days in period	365	366	365
Products manufactured (average bpd):
Gasoline	38,138	38,215	38,868
Diesel/Jet	29,118	29,843	30,061
Petrochemicals, LPG, NGLs	1,097	1,205	1,495
Asphalt	6,749	8,739	7,711
Other	1,149	1,237	877
Total production	76,251	79,239	79,012
Throughput (average bpd):
Crude Oil	74,712	77,993	77,423
Other feedstocks	2,960	2,886	3,262
Total throughput	77,672	80,879	80,685
Per barrel of throughput:
Operating expenses	$4.86	$4.65	$4.59
Crude Slate: (% based on amount received in period)
WTI crude oil	81.0%	66.5%	67.3%
Local Arkansas crude oil	13.2%	12.2%	14.0%
Other	5.8%	21.3%	18.7%

75 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Year Ended December 31,
	2025	2024	2023
Big Spring, TX Refinery
Days in period	365	366	365
Products manufactured (average bpd):
Gasoline	33,227	33,888	32,386
Diesel/Jet	23,403	25,157	22,390
Petrochemicals, LPG, NGLs	3,139	4,710	3,593
Asphalt	2,003	2,774	1,983
Other	3,982	3,883	3,129
Total production	65,754	70,412	63,481
Throughput (average bpd):
Crude oil	63,145	66,123	60,236
Other feedstocks	3,871	4,975	4,223
Total throughput	67,016	71,098	64,459
Per barrel of refined throughput:
Operating expenses	$7.11	$6.66	$7.92
Crude Slate: (% based on amount received in period)
WTI crude oil	74.0%	70.4%	68.5%
WTS crude oil	26.0%	29.6%	31.5%

Krotz Springs, LA Refinery
Days in period	365	366	365
Products manufactured (average bpd):
Gasoline	42,614	34,268	40,805
Diesel/Jet	32,070	28,125	31,589
Heavy Oils	3,260	3,641	3,785
Petrochemicals, LPG, NGLs	6,456	4,942	6,525
Other	—	1,544	460
Total production	84,400	72,520	83,164
Throughput (average bpd):
Crude Oil	74,548	67,146	77,362
Other feedstocks	9,408	5,220	4,896
Total throughput	83,956	72,366	82,258
Per barrel of throughput:
Operating expenses	$5.22	$5.23	$4.96
Crude Slate: (% based on amount received in period)
WTI Crude	69.9%	63.7%	77.4%
Gulf Coast Sweet Crude	24.1%	29.7%	15.1%
Other	6.0%	6.6%	7.5%
(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.

76 |

Management's Discussion and Analysis
Included in the refinery statistics above are the following sales to other segments:

Refinery Sales to Other Segments
	Year Ended December 31,
(in barrels per day)	2025	2024	2023

Big Spring refined product sales to other Delek segments	10,575	18,053	21,165

Pricing Statistics (average for the period presented)
	Year Ended December 31,
	2025	2024	2023

WTI — Cushing crude oil (per barrel)	$64.87	$75.88	$77.69
WTI — Midland crude oil (per barrel)	$65.59	$76.85	$78.90
WTS — Midland crude oil (per barrel)	$64.71	$75.95	$77.61
LLS (per barrel)	$67.15	$78.30	$80.18
Brent (per barrel)	$68.19	$79.84	$82.21

U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$20.42	$17.58	$27.02
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$19.56	$16.94	$25.93
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$15.83	$13.40	$14.70

U.S. Gulf Coast unleaded gasoline (per gallon)	$1.91	$2.13	$2.34
Gulf Coast ultra-low sulfur diesel (per gallon)	$2.21	$2.36	$2.72
U.S. Gulf Coast high sulfur diesel (per gallon)	$2.00	$1.98	$1.85
Natural gas (per MMBTU)	$3.62	$2.42	$2.66

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

77 |

Management's Discussion and Analysis
Refining Segment Operational Comparison of the Year Ended December 31, 2025 versus the Year Ended December 31, 2024
Revenues
2025 vs. 2024
Revenues for the refining segment decreased $1,231.7 million, or 10.5%, in the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily driven by the following:
•a decrease in the average price of U.S. Gulf Coast gasoline of 10.3% and ULSD of 6.4%.
These decreases were partially offset by the following:
•an increase in sales volumes (including purchased products);
•an increase in the average price of U.S. Gulf Coast HSD of 1.0%.
Revenues included sales to our logistics segment of $342.2 million and $353.5 million for the year ended December 31, 2025 and 2024, respectively. We eliminate this intercompany revenue in consolidation.
Cost of Materials and Other
2025 vs. 2024
Cost of materials and other decreased $1,990.0 million, or 17.9%, in the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was primarily driven by the following:
•decreases in the cost of WTI Cushing crude oil, from an average of $75.88 per barrel to an average of $64.87, or 14.5%; and decreases in the cost of WTI Midland crude oil, from an average of $76.85 per barrel to an average of $65.59, or 14.7%;
•small refinery exemptions received in the third quarter of 2025 resulting in a reduction of our Consolidated Net RINs Obligation and therefore a reduction within Cost of materials and other of approximately $356.1 million; and
•a decrease in lease expense as a result of reclassification of certain fees with Delek Logistics from lease expense to interest expense under finance lease accounting. These finance leases have no impact to the Delek US consolidated results as these amounts eliminate in consolidation.
These decreases were partially offset by the following:
•an increase in sales volumes (including purchased products).
Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $499.0 million and $516.3 million during the years ended December 31, 2025 and 2024, respectively. We eliminate these intercompany fees in consolidation.
Operating Expenses
2025 vs. 2024
Operating expenses increased $18.0 million, or 3.0%, in the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in operating expenses was primarily driven by the following:
•higher natural gas prices in 2025 and an increase in outside services.
•These increases were partially offset by a decrease in insurance costs and a decrease in lease and rental costs.

Refining Margin
2025 vs. 2024
Refining margin increased by $758.3 million, or 119.3%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, with a refining margin percentage of 13.2% as compared to 5.4% for the years ended December 31, 2025 and 2024, respectively, primarily driven by the following:
•a 16.2% increase in the Gulf Coast 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 15.5% increase in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery) and a 18.1% increase in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery);

78 |

Management's Discussion and Analysis
•small refinery exemptions received in the third quarter of 2025 resulting in a reduction of our Consolidated Net RINs Obligation and therefore a reduction within Cost of materials and other of approximately $356.1 million;
•an increase in sales volumes (including purchased products); and
•a decrease in lease expense as a result of reclassification of certain fees with Delek Logistics from lease expense to interest expense under finance lease accounting. These finance leases have no impact to the Delek US consolidated results as these amounts eliminate in consolidation.

EBITDA
2025 vs. 2024
EBITDA increased by $958.7 million, or 606.8% for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to an increase in refining margin driven by increased crack spreads, increased sales volumes and receipt of small refinery exemptions.

79 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Selected Logistics Financial and Operating Information
	Year Ended December 31,
	2025	2024	2023
Revenues	$1,013.3	$940.6	$1,020.4
Cost of materials and other	$509.3	$483.7	$532.6
Operating expenses (excluding depreciation and amortization)	$168.4	$122.7	$118.1
EBITDA	$369.3	$342.7	$363.0

Operating Information:
Gathering & Processing: (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	66,125	69,903	67,003
Refined products pipelines	54,616	59,136	58,181
SALA Gathering System	9,454	11,568	13,782
East Texas Crude Logistics System	31,296	34,711	32,668
Midland Gathering Assets	219,782	217,847	230,471
Plains Connection System	182,523	333,405	250,140
Delaware Gathering Assets:
Natural gas gathering and processing (Mcfd) (1)	62,111	74,831	71,239
Crude oil gathering (average bpd)	138,575	123,978	111,335
Water disposal and recycling (average bpd)	107,415	128,539	108,907
Midland Water Gathering System:
Water disposal and recycling (average bpd)	587,419	280,955	—

Wholesale Marketing & Terminalling:
East Texas - Tyler refinery sales volumes (average bpd) (2)	68,052	67,682	60,626
Big Spring wholesale marketing throughputs (average bpd)	—	44,999	77,897
West Texas wholesale marketing throughputs (average bpd)	8,737	5,828	10,032
West Texas wholesale marketing margin per barrel	$3.42	$3.18	$5.18
Terminalling throughputs (average bpd) (3)	145,237	154,217	113,803
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

80 |

Management's Discussion and Analysis
Logistics Segment Operational Comparison of the Year Ended December 31, 2025 versus the Year Ended December 31, 2024
Revenues
2025 vs. 2024
Net revenues increased by $72.7 million, or 7.7%, in the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily driven by the following:
•incremental revenue associated with the Gravity acquisition of $90.1 million and incremental revenue associated with the H2O Midstream acquisition of $41.0 million.
This increase was partially offset by the following:
•decreased revenue of $5.6 million in our West Texas marketing operations primarily driven by a decrease in average sales prices per gallon, partially offset by an increase in volumes sold and an increase in RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold decreased by $0.21 and $0.16 per gallon, respectively;
◦the volumes of diesel sold increased by 6.7 million and the volumes of gasoline sold increased by 2.2 million gallons; and
◦RINs revenue increased $3.7 million due to increased RINs prices.
•decreased revenue due to recording certain throughput fees as interest income under sales-type lease accounting, whereas these fees were recognized as revenue during part of the prior year period; and
•decrease of $12.1 million due to the assignment of the Big Spring Refinery marketing agreement to Delek Holdings in the third quarter of 2024.
Revenues included sales to our refining segment of $499.0 million and $516.3 million for the years ended December 31, 2025 and 2024, respectively, and sales to corporate and other of $0.5 million and $1.5 million for the years ended December 31, 2025 and 2024, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
2025 vs. 2024
Cost of materials and other for the logistics segment increased by $25.6 million, or 5.3%, in the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily driven by the following:
•incremental costs associated with the Gravity and H2O Midstream Acquisitions of $15.9 million and $3.0 million, respectively; and
•an increase of $11.2 million associated with the DPG dropdown which occurred on May 1, 2025.
These increases were partially offset by the following:
•decreased costs of materials and other of $7.2 million in our West Texas marketing operations was primarily driven by a decrease in average cost per gallon, partially offset by an increase in volumes sold:
◦the average cost per gallon of gasoline and diesel sold decreased by $0.18 per gallon and $0.17 per gallon, respectively;
◦the volumes of diesel sold increased by 6.7 million gallons, and the volumes of gasoline sold increased by 2.2 million.
Our logistics segment purchased product from our refining segment for $342.2 million and $353.5 million for the years ended December 31, 2025 and December 31, 2024, respectively. We eliminate these intercompany costs in consolidation.

81 |

Management's Discussion and Analysis
Operating Expenses
2025 vs. 2024
Operating expenses increased by $45.7 million, or 37.2%, in the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by the following:
•incremental costs associated with the operations of Gravity and H2O Midstream of $31.0 million and $10.6 million, respectively.

EBITDA
2025 vs. 2024
EBITDA increased by $26.6 million, or 7.8%, in the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by the following:
•incremental EBITDA of $42.6 million and $26.7 million associated with the Gravity and H2O Midstream Acquisitions, respectively; and
• an $0.24 per barrel increase in wholesale margins.
These increases were partially offset by the following:
•recording certain throughput and storage fees in interest income due to sales-type lease accounting that were previously recorded as revenue in prior year period; and
•lower revenue due to the assignment of the Big Spring refinery marketing agreement to Delek Holdings.

A detailed discussion of the fiscal year 2024 compared to year-over-year changes from fiscal year 2023 can be found in Part II, Item 7. Management's Discussion and Analysis, "Results of Operations", of our 2024 Annual Report on Form 10-K, filed on February 26, 2025.

82 |

Management's Discussion and Analysis
Liquidity and Capital Resources
Sources of Capital
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At December 31, 2025, our total liquidity amounted to $2,246.6 million comprised primarily of $1,620.8 million in unused credit commitments under our revolving credit facilities (as discussed in Note 11 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K) and $625.8 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends, repurchase common stock and fund operational capital expenditures. On February 18, 2026, our Board of Directors approved a quarterly cash dividend of $0.2550 per share of our common stock. During the year ended December 31, 2025, 3,839,968 shares of our common stock were repurchased and cancelled at the time of the transaction for a total of $79.4 million. As of December 31, 2025, there was $464.2 million of authorization remaining under Delek's aggregate stock repurchase program.
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
As of December 31, 2025, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Term Loan Credit Facility (see further discussion in Note 11 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K). Additionally, we were in compliance with covenants during the quarter ended December 31, 2025. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may pay dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such a quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to): available borrowings under our existing Delek Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Revolving Facility; the allowance to incur an additional $400.0 million of secured debt under the Delek Term Loan Credit Facility (see further discussion of these facilities in Note 11 of our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K); the ability to nominate each month whether to include volumes related to the Krotz Springs, El Dorado and Big Spring refineries for funding under the Inventory Intermediation Agreement; as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks or joint ventures, as otherwise contemplated and allowed under our incurrence covenants.

83 |

Management's Discussion and Analysis
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Year Ended December 31,
	2025	2024
Cash Flow Data:
Operating activities - continuing operations	$538.2	$(83.7)
Operating activities - discontinued operations	(2.4)	16.9
Total Operating activities	535.8	(66.8)
Investing activities - continuing operations	(697.9)	(603.2)
Investing activities - discontinued operations	—	361.7
Total Investing activities	(697.9)	(241.5)
Financing activities - continuing operations	52.3	221.7
Total Financing activities	52.3	221.7
Net (decrease) increase	$(109.8)	$(86.6)

Cash Flows from Operating Activities
Continuing Operations
Net cash provided by operating activities from continuing operations was $538.2 million for the year ended December 31, 2025, compared to net cash used of $83.7 million for the comparable period of 2024. The increases were a result of cash receipts from customers and cash payments to suppliers and for salaries resulting in a net $689.5 million increase in cash provided by operating activities partially offset by an increase in cash paid for debt interest of $41.6 million. During 2025 the receipt of SRE waivers resulted cash inflows due to the selling of excess RINs as well as reducing our need to purchase RINs related to certain refineries.
Cash Flows from Investing Activities
Continuing Operations
Net cash used in investing activities from continuing operations was $697.9 million for the year ended December 31, 2025, compared to $603.2 million in the comparable period of 2024. The increase in cash flows used in investing activities was primarily due to the $101.8 million increase in purchases of property, plant and equipment and a reduction in insurance and settlement proceeds of $5.5 million.
Cash Flows from Financing Activities
Continuing Operations
Net cash provided by financing activities from continuing operations was $52.3 million for the year ended December 31, 2025, compared to cash provided of $221.7 million in the comparable 2024 period. The decrease in cash provided was primarily due to net payments on long-term revolvers of $223.5 million for the year ended December 31, 2025 compared to net payments of $350.1 million in the comparable 2024 period, net proceeds on product and other financing arrangements of $28.9 million for the year ended December 31, 2025 compared to net proceeds of $14.0 million in the comparable 2024 period and net proceeds of term debt of $690.5 million for the year ended December 31, 2025 compared to net proceeds on term debt of $518.2 million in the comparable 2024 period, primarily related to the issuance of the Delek Logistics 2033 Notes and the related repayment on the Delek Logistics Revolving Facility.
These increases in cash flows were partially offset by the receipt of net proceeds of $297.9 million from the Delek Logistics' public offerings of common units in the year ended December 31, 2024, an increase of $37.9 million in share buybacks, repayments on the Inventory Intermediation agreement of $193.2 million and a $30.3 million increase in distributions to non-controlling interests.
Cash Position and Indebtedness
As of December 31, 2025, our total cash and cash equivalents were $625.8 million, and we had total long-term indebtedness of approximately $3,233.1 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $50.2 million. Additionally, we had letters of credit issued of approximately $417.4 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $1,620.8 million. The increase of $466.9 million in total long-term principal indebtedness as of December 31, 2025 compared to December 31, 2024 resulted primarily from the issuance of the Delek Logistics 2033 Notes and a decrease in net borrowings under the Delek Logistics Revolving Facility. As of December 31, 2025, our total long-term indebtedness (as defined in Note 11 of the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K) consisted of the following:
•the Delek Revolving Credit Facility with no outstanding borrowings (maturity of October 26, 2027);

84 |

Management's Discussion and Analysis
•aggregate principal of $921.5 million under the Delek Term Loan Credit Facility (maturity of November 19, 2029 and effective interest of 8.23%);
•aggregate principal of $211.8 million under the Delek Logistics Revolving Facility (maturity of October 13, 2027 and average borrowing rate of 6.58%);
•aggregate principal of $400.0 million under the Delek Logistics 2028 Notes (due in 2028, with effective interest rate of 7.37%);
•aggregate principal of $1,050.0 million under the Delek Logistics 2029 Notes (due in 2029, with effective interest rate of 8.80%); and
•aggregate principal of $700.0 million under the Delek Logistics 2033 Notes (due in 2033, with effective interest rate of 7.63%).
Additionally, we utilize other financing arrangements to finance operating assets and/or, from time to time, to monetize other assets that may not be needed in the near term when internal cost of capital and other criteria are met. Such arrangements include our inventory intermediation arrangement, which finances a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs or other non-inventory product financing liabilities and funded letters of credit. Our long-term inventory intermediation obligation with Citi was $119.5 million at December 31, 2025. See Note 10 of the accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information about our inventory intermediation agreement. Our product financing liabilities consisted primarily of RIN financings as of December 31, 2025, and totaled $243.8 million, all of which is due in the next 12 months. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Cash Requirements" section below.
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
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the year ended December 31, 2025, by operating segment and major category (in millions):

	2026 Budget	Year Ended December 31, 2025 Actual(1)
Refining
Regulatory	$29	$16.4
Sustaining maintenance, including turnaround activities	192	188.8
Growth projects	1	1.5
Refining segment total	222	206.7
Logistics
Regulatory	12	2.7
Sustaining maintenance	33	12.0
Growth projects	210	237.4
Logistics segment total	255	252.1
Corporate and Other
Regulatory	3	3.4
Sustaining maintenance	10	15.1
Growth projects	5	12.7
Other total	18	31.2
Total capital spending	$495	$490.0
(1) Amounts exclude capitalized interest and internal labor costs of $31.6 million.

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

85 |

Management's Discussion and Analysis
Cash Requirements
Long-Term Cash Requirements Under Contractual Obligations
Information regarding our known cash requirements under contractual obligations of the types described below as of December 31, 2025, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long-term debt and notes payable obligations	$9.5	$630.8	$1,943.0	$700.0	$3,283.3
Interest (1)	250.4	481.9	250.5	154.9	1,137.7
Operating lease commitments (2)	30.9	37.1	7.8	9.2	85.0
Purchase commitments (3)	1,189.3	23.3	—	—	1,212.6
Product financing agreements (4)	243.8	—	—	—	243.8
Transportation agreements (5)	172.4	238.9	198.2	106.3	715.8
Inventory intermediation obligation (6)	21.7	121.3	—	—	143.0
Retail Stores obligations (7)	8.6	17.2	15.6	2.6	44.0
Total	$1,926.6	$1,550.5	$2,415.1	$973.0	$6,865.2
(1) Expected interest payments on debt outstanding at December 31, 2025. Floating interest rate debt is calculated using December 31, 2025 rates. For additional information, see Note 11 to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancellable terms in excess of one year as of December 31, 2025.
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
Refer to the cash flow section for our operating activities spend during the year ended December 31, 2025. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity.
Refer to the 'Capital Spending' section for our capital expenditures for the year ended December 31, 2025 and our anticipated cash requirements for planned capital expenditures for the full year 2025.

86 |

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
In assessing the recoverability of goodwill, assumptions are made with respect to future business conditions and estimated expected future cash flows to determine the fair value of a reporting unit. We may consider inputs such as a market participant WACC, gross margin, future volumes, capital expenditures and long-term growth rates based on historical information and our best estimate of future forecasts, all of which are subject to significant judgment and estimates. We may also consider a market approach in determining or corroborating the fair values of the reporting units using a multiple of expected future cash flows, such as those used by third-party analysts. The market approach involves significant judgment, including selection of an appropriate peer group, selection of valuation multiples, and determination of the appropriate weighting in our valuation model. If these estimates and assumptions change in the future, due to factors such as a decline in general economic conditions, competitive pressures on sales and margins and other economic and industry factors beyond management's control, an impairment charge may be required. The most significant risks to our valuation and the potential future impairment of goodwill are the WACC and the volatility of the crack spread, which is based on the crude oil and the refined product markets. The crack spread is often unpredictable and may negatively impact our results of operations in ways that cannot be anticipated and that are beyond management's control. Additionally, rising interest rates (which often occur under inflationary conditions) may also adversely impact our WACC. A higher WACC, all other things being equal, will result in a lower valuation using a discounted cash flow model, which is an income approach. Therefore, rising interest rates can cause a reporting unit to become impaired when, in a lower interest rate environment, it may not be.
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
For the 2025 and 2024 annual impairment assessments, we performed a qualitative assessment on the reporting units in our logistics segment, which did not result in an impairment charge nor did our analysis reflect any reporting units at risk. For the 2023 annual impairment assessment, we performed a qualitative assessment on the reporting units in our logistics segment except for the Delaware Gathering reporting unit, as we determined it was more likely than not that the fair value of the reporting unit exceeded the carrying value. Our annual impairment assessment was performed on a quantitative basis for our Delaware Gathering reporting unit during the fourth quarter of 2023. As part of our 2023 annual assessment, we recorded a $14.8 million impairment charge in the fourth quarter of 2023 related to our Delaware Gathering reporting unit within the logistics segment, which brought the amount of goodwill recorded within this reporting unit to zero. The impairment was primarily driven by the significant increases in interest rates and timing effect of system connections with our producer customers.
For the 2025 and 2023 annual impairment assessment, we performed a qualitative assessment on the reporting units in our refining segment, as we determined it was not more likely than not that the fair value of the reporting units exceeded the carrying value. The 2025 and 2023 annual assessments for the refining segment did not result in an impairment charge nor did our analysis reflect any reporting units at risk. For the 2024 annual impairment assessment, we performed a quantitative assessment of goodwill on the reporting units in our refining segment during the fourth quarter of 2024, which resulted in an impairment of $212.2 million during the year ended December 31, 2024 related to our Krotz Springs refinery reporting unit. The impairment was predominantly driven by depressed crack spread pricing in the near term combined with an increased discount rate. As part of our quantitative assessment, the aggregate fair value of all reporting units were reconciled to our market capitalization for reasonableness. Details of remaining goodwill balances by segment are included in Note 17 to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

87 |

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
The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are discussed separately below), as of December 31, 2025 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2026	2027
Contracts not designated as hedging instruments:
Crude oil price swaps - long (1)	$(14.0)	3,240,000	3,240,000	—
Crude oil price swaps - short (1)	12.3	3,549,000	3,549,000	—
Inventory, refined product and crack spread swaps - long (1)	(1.4)	1,086,000	1,086,000	—
Inventory, refined product and crack spread swaps - short (1)	1.4	1,075,000	1,075,000	—
RINs commitment contracts - long (2)	(0.1)	250,000	250,000	—
RINs commitment contracts - short (2)	(2.6)	112,000,000	112,000,000	—
Total	$(4.4)
(1) Volume in barrels.
(2) Volume in RINs.

88 |

Management's Discussion and Analysis
Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $1,133.3 million as of December 31, 2025.
We help manage this risk through interest rate swap agreements that we may periodically enter into in order to modify the interest rate characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. We expect that any interest rate derivatives held will reduce our exposure to short-term interest rate movements. As of December 31, 2025, we had two floating-to-fixed interest rate derivative agreements in place for a notional amount of $200.0 million, which matures in May 2027, and $500.0 million, which matures in November 2027. The estimated fair value of our interest rate derivative liability was $2.3 million as of December 31, 2025.
The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt, after considering the interest rate swaps, outstanding as of December 31, 2025 would be to change interest expense by approximately $4.3 million.
We also have interest rate exposure in connection with our Inventory Intermediation Agreement under which we pay a time value of money charge based on Secured Overnight Financing Rate.
Commodity Derivatives Trading Activities
From time to time, we enter into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, and futures contracts. These trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts are classified as held for trading and are recognized at fair value with changes in fair value recognized in the income statement. We had no outstanding trading commodity derivative contracts as of December 31, 2025.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by Item 8 is incorporated by reference to the section beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

89 |

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
Management has conducted its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing the operational effectiveness of our internal control over financial reporting. Management reviewed the results of the assessment with the Audit Committee of the Board of Directors. Based on its assessment and review with the Audit Committee, management concluded that, at December 31, 2025, we maintained effective internal control over financial reporting.
We acquired Gravity effective January 2, 2025, and have included the operating results and assets and liabilities of Gravity in our consolidated financial statements as of December 31, 2025. As permitted by SEC guidance for newly acquired businesses, management’s assessment of internal control over financial reporting did not include an assessment of internal control over financial reporting of Gravity. Gravity accounted for approximately 4.6% of total assets as of December 31, 2025 and approximately 0.8% of net revenues of the Company for the year ended on December 31, 2025. We are currently in the process of integrating the Gravity operations, control processes and information systems into our systems and control environment.
Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report, which is included in the section beginning on page F-1.
The information required by Item 8 is incorporated by reference to the section beginning on page F-1.
Changes in Internal Control over Financial Reporting
Other than those changes made in connection with the Gravity Acquisition on January 2, 2025, there has been no change in our internal control over financial reporting (as described in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

90 |

Other Information
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On November 13, 2025, Shlomo Zohar, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement for the sale of up to 36,715 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is November 13,2026.
On November 25, 2025, Reuven Spiegel, Executive Vice President, Special Projects, adopted a Rule 10b5-1 trading arrangement for the sale of up to 30,000 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is November 20, 2026.
On December 5, 2025, William J. Finnerty, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement for the sale of up to 15,000 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is September 2, 2026.
On December 2, 2025, Avigal Soreq, Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement for the sale of up to 50,000 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is December 4, 2026.
On December 11, 2025, Ezra Uzi Yemin, Chairman of our Board of Directors, adopted a Rule 10b5-1 trading arrangement for the sale of up to 280,000 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is March 18, 2027.
Delek Logistics Board Chair Transition
On February 25, 2026, the board of directors of the general partner of Delek Logistics appointed Avigal Soreq to be the Chairman of the Board of the general partner, effective immediately. Ezra Uzi Yemin transitioned to Vice Chairman of the general partner’s board of directors. Messrs. Soreq and Yemin will continue to serve in all other existing positions with the Company and Delek Logistics.
Employment Agreement Extension
On February 25, 2026, the Company entered into a Fourth Amendment to Reuven Spiegel’s Executive Employment Agreement to extend the term from February 28, 2026 to June 30, 2026. There were no changes in Mr. Spiegel’s compensation in connection with the extension.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors Governance Guidelines, our charters for our Audit, Human Capital and Compensation, Technology, Nominating and Corporate Governance and Environmental, Health and Safety Committees and our Code of Business Conduct & Ethics covering all employees, including our principal executive officer, principal financial officer, principal accounting officer and controllers, are available on our website, www.DelekUS.com, under the "About Us - Governance" caption.  A print copy of any of these documents will be mailed upon a written request made by a stockholder to the Corporate Secretary, Delek US Holdings, Inc., 310 Seven Springs Way, Suite 500, Brentwood, Tennessee 37027. We intend to disclose any amendments to or waivers of the Code of Business Conduct & Ethics on behalf of our Chief Executive Officer, Chief Financial Officer and persons performing similar functions on our website, at www.DelekUS.com, under the "Investors" caption, promptly following the date of any such amendment or waiver.
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
The information required by Item 401 of Regulation S-K regarding directors will be included under "Election of Directors" in the definitive Proxy Statement for our Annual Meeting of Stockholders expected to be held April 20, 2026 (the "Definitive Proxy Statement"), and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference. The information required by Item 405 of Regulation S-K will be included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Definitive Proxy Statement and is incorporated herein by reference.  The information required by Items 406, 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be included under "Corporate Governance" in the Definitive Proxy Statement and is incorporated herein by reference.
Board of Directors
•Ezra Uzi Yemin

91 |

•Avigal Soreq
•William J. Finnerty
•Richard Marcogliese
•Leonardo Moreno
•Christine Benson Schwartzstein
•Gary M. Sullivan, Jr.
•Vasiliki (Vicky) Sutil
•Laurie Z. Tolson
•Shlomo Zohar
Senior Management
•Avigal Soreq – President and Chief Executive Officer
•Denise McWatters – Executive Vice President, General Counsel and Secretary
•Ido Biger – Executive Vice President, Chief Information and Data Officer
•Ismail Bhayat – Executive Vice President, Chief Commercial Officer
•Joseph Israel – Executive Vice President, President of Refining and Renewables
•Mark Hobbs – Executive Vice President, Chief Financial Officer
•Mohit Bhardwaj - Executive Vice President, Strategy, Business Development and Investor Relations
•Reuven Spiegel – Executive Vice President, Special Operations
•Robert Wright – Executive Vice President, DK and Chief Financial Officer DKL
•Sam Eljaouhari – Executive Vice President, Chief Human Resources Officer
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

92 |

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

2.9
Contribution, Conveyance and Assumption Agreement, by and among DK Trading & Supply, LLC, Delek Marketing & Supply, LP, Delek Logistics Partners, LP and Delek US Holdings, Inc., dated as of May 1, 2025 (incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q filed on May 7, 2025).

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

93 |

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

4.8		Description of Common Stock (incorporated by reference to Exhibit 4.5 to the Company's Form 10-K filed on February 28, 2024.)
10.1	*	Form of Indemnification Agreement for Directors and Officers of Delek US Holdings, Inc. ((incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 7, 2025).
10.2(a)	*
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

10.3(m)	*
Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3(m) to the Company’s Form 10-K filed on February 26, 2025).

10.3(n)	*
Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3(n) to the Company’s Form 10-K filed on February 26, 2025).

10.3(o)	*	Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3(o) to the Company’s Form 10-K filed on February 26, 2025).
10.3(p)	*	Form of Delek US Holdings, Inc. 2016 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3(p) to the Company’s Form 10-K filed on February 26, 2025).
10.4(a)	*
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

94 |

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

10.7(b)	*
First Amendment to Executive Employment Agreement, by and between the Delek US Holdings, Inc. and Avigal Soreq, dated as of November 6, 2024 (incorporated by reference to Exhibit 10.7(b) to the Company’s Form 10-K filed on February 26, 2025).

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

10.9(c)	*
Second Amendment to Executive Employment Agreement, by and between Delek US Holdings, Inc. and Reuven Spiegel, effective as of March 1, 2025 (incorporated by reference to Exhibit 10.9(c) to the Company’s Form 10-K filed on February 26, 2025).

10.9(d)	*
Third Amendment to Executive Employment Agreement, by and between Delek US Holdings, Inc. and Reuven Spiegel, effective as of March 1, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 7, 2025).

10.9(e)	*#	Fourth Amendment to Executive Employment Agreement, by and between Delek US Holdings, Inc. and Reuven Spiegel, effective as of February 24, 2026.
10.10(a)	*
Executive Employment Agreement, effective February 3, 2021, by and between Delek US Holdings, Inc. and Denise McWatters (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on February 25, 2022).

10.10(b)	*
First Amendment to Executive Employment Agreement, dated as of November 6, 2024, by and between Delek US Holdings, Inc. and Denise McWatters. (incorporated by reference to Exhibit 10.10(b) to the Company’s Form 10-K filed on February 26, 2025).

10.11(a)	*
Executive Employment Agreement, by and between Delek US Holdings, Inc. and Joseph Israel, dated as of March 27, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 9, 2023).

10.11(b)	*
First Amendment to Executive Employment Agreement, by and between Delek US Holdings, Inc. and Joseph Israel, dated as November 6, 2024 (incorporated by reference to Exhibit 10.11(b) to the Company’s Form 10-K filed on February 26, 2025).

10.12	*
Consulting Agreement, dated as of November 2, 2020, by and between Delek US Holdings, Inc. and Frederec Green (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed on March 1, 2021).

10.13	*
Executive Employment Agreement, effective as of March 1, 2025, by and between Delek US Holdings, Inc. and Mark Hobbs (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed on February 26, 2025).

10.14	*
Offer Letter, by and among Delek US Holdings, Inc., Delek Logistics Partners, L.P and Robert Wright, dated as of March 29, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 7, 2025).

10.15
Promissory Note, dated as of November 6, 2023, by and among Delek US Holdings, Inc. and Delek Logistics Partners, LP (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 8, 2023)

95 |

10.16	*	Form of Change in Control Severance Agreement for Officers (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 5, 2022).
10.17(a)
Fifth Amended and Restated Omnibus Agreement dated May 1, 2025, among Delek US Holdings, Inc., Delek Refining, Ltd., Lion Oil Company, LLC, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Marketing & Supply, LP, DKL Transportation, LLC, Delek Logistics Operating, LLC, and Delek Logistics GP, LLC (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed on May 7, 2025).

10.17(b)	#
First Amendment to Fifth Amended and Restated Omnibus Agreement, dated as of January 30, 2026, by and among Delek US Holdings, Inc., Delek Refining, Ltd., Lion Oil Company, LLC, Delek Logistics Partners, LP, Paline Pipeline Company, LLC, SALA Gathering Systems, LLC, Magnolia Pipeline Company, LLC, El Dorado Pipeline Company, LLC, Delek Crude Logistics, LLC, Delek Marketing-Big Sandy, LLC, Delek Marketing & Supply, LP, DKL Transportation, LLC, Delek Logistics Operating, LLC, and Delek Logistics GP,LLC.

10.18
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

10.19
Marketing Agreement, dated as of March 20, 2018 and effective as of March 1, 2018, by and among Alon USA, LP, DKL Big Spring, LLC, and for the limited purposes specified therein, Delek US (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on March 26, 2018).

10.20
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

10.25	*#	Inventory Intermediation Agreement, dated as of December 18, 2026, by and between Citigroup Energy, Inc. and DK Trading & Supply, LLC as amended through December 18, 2025.
10.26
Pledge and Security Agreement, dated as of December 22, 2022, by and between Citigroup Energy, Inc. and DK Trading & Supply, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 29, 2022).

10.27
Stock Purchase and Cooperation Agreement, dated as of March 7, 2022, by and among Delek US Holdings, Inc., IEP Energy Holding LLC American Entertainment Properties Corp., Icahn Enterprises Holdings L.P. Icahn Enterprises G.P. Inc. Beckton Corp. and Carl C. Icahn (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 7, 2022).

10.28
Assignment and Assumption Agreement and Guaranty, dated as of March 22, 2022, by and among Lion Oil Trading & Transportation, LLC, DK Trading & Supply, LLC, Delek Logistics Operating, LLC, Lion Oil Company, LLC, and Delek US Energy, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 8, 2022).

10.29
Partial Assignment and Assumption Agreement, dated as of March 23, 2022, by and among Lion Oil Company, LLC, DK Trading & Supply, LLC, and the Partnership (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 8, 2022).

96 |

10.30
Omnibus Assignment and Assumption Agreement, dated as of September 12, 2022, by and among Alon USA, LP, DK Trading & Supply, LLC, and the parties set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on November 8, 2022).

10.31
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

10.34
Common Unit Purchase Agreement, dated as of February 19, 2025, by and between Delek Logistics Partners, LP, and Delek US Holdings, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K filed on February 26, 2025).

19.1		Delek US Holdings, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K filed on February 26, 2025)
21.1	#	Subsidiaries of the Registrant
23.1	#	Consent of EY
31.1	#	Certification of the Company's Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
31.2	#	Certification of the Company's Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act.
32.1	##	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	##	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97		Delek US Holdings, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company's Form 10-K filed on February 28. 2024).
101
The following materials from Delek US Holdings, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements.

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

97 |

Delek US Holdings, Inc.
Consolidated Financial Statements
As of December 31, 2025 and 2024 and
For Each of the Three Years Ended December 31, 2025, 2024 and 2023

F-1 |

Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Delek US Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Delek US Holdings, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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

F-2 |

Financial Statements and Schedules

Acquisition of Gravity Water Intermediate Holdings, LLC
Description of the Matter
During 2025, the Company completed its acquisition of Gravity Water Intermediate Holdings, LLC (“Gravity”) for net consideration of approximately $300.8 million as disclosed in Note 3. The transaction was accounted for as a business combination. The Company recorded the assets acquired and liabilities assumed based on their respective fair values, including a customer relationships intangible asset of $66.3 million, other intangibles of $31.9 million, and property, plant and equipment of $191.5 million.
Auditing the Company’s determination of the fair value of certain acquired assets was complex due to the estimation required by management and the nature and extent of effort required to audit the fair value. The audit procedures performed over the Company’s determination of the fair value of the customer relationships intangible asset, other intangible assets, and property, plant and equipment required specialized skill from distinct internal valuation specialists for each of these assets. Additionally, in determining the fair value of the customer relationships, the audit procedures performed required additional effort because the assumptions used in the estimates prepared by management are generally forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement related to the Company's accounting for business combinations, including management’s controls over its process to estimate the fair value of certain acquired assets and management’s review of the assumptions used as inputs to the fair value calculations.
Our audit procedures included, among others, assessing the appropriateness of the valuation methodologies used, evaluating the assumptions, and evaluating the completeness and accuracy of underlying data supporting the assumptions used in the valuation of the assets acquired. For example, we compared the assumptions to the historical financial performance of the acquired business, as well as current industry and market data for reasonableness. We also performed sensitivity analyses on the assumptions, to evaluate the extent of their impact on the fair value calculations. In addition, we involved our valuation specialists to assist with our evaluation of the methodologies and certain assumptions used by the Company in the valuation of the assets acquired.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Nashville, Tennessee
February 27, 2026

F-3 |

Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Delek US Holdings, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Delek US Holdings, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delek US Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Gravity, which is included in the 2025 consolidated financial statements of the Company and constituted 4.6% of total assets as of December 31, 2025, and 0.8% of net revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Gravity.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes, and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Nashville, Tennessee
February 27, 2026

F-4 |

Financial Statements and Schedules

Delek US Holdings, Inc.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$625.8	$735.6
Accounts receivable, net	648.7	617.6
Inventories, net of inventory valuation reserves	726.0	893.2
Other current assets	67.5	85.5
Total current assets	2,068.0	2,331.9
Property, plant and equipment:
Property, plant and equipment	5,586.9	4,948.4
Less: accumulated depreciation	(2,314.4)	(2,008.4)
Property, plant and equipment, net	3,272.5	2,940.0
Operating lease right-of-use assets	71.4	92.2
Goodwill	475.3	475.3
Other intangibles, net	405.7	321.6
Equity method investments	427.7	392.9
Other non-current assets	127.1	111.9
Total assets	$6,847.7	$6,665.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,633.8	$1,813.8
Current portion of long-term debt	9.5	9.5
Current portion of operating lease liabilities	27.2	43.2
Accrued expenses and other current liabilities	858.9	649.5
Total current liabilities	2,529.4	2,516.0
Non-current liabilities:
Long-term debt, net of current portion	3,223.6	2,755.7
Obligation under Inventory Intermediation Agreement	119.5	408.7
Environmental liabilities, net of current portion	31.1	33.3
Asset retirement obligations	34.0	24.7
Deferred tax liabilities	217.9	214.8
Operating lease liabilities, net of current portion	46.1	54.8
Other non-current liabilities	98.8	82.6
Total non-current liabilities	3,771.0	3,574.6
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 77,357,447 shares and 80,127,994 shares issued at December 31, 2025 and December 31, 2024, respectively	0.8	0.8
Additional paid-in capital	1,290.9	1,215.9
Accumulated other comprehensive loss	—	(4.1)
Treasury stock, 17,575,527 shares, at cost, at December 31, 2025 and December 31, 2024, respectively	(694.1)	(694.1)
Retained earnings (deficit)	(311.1)	(205.7)
Non-controlling interests in subsidiaries	260.8	262.4
Total stockholders’ equity	547.3	575.2
Total liabilities and stockholders’ equity	$6,847.7	$6,665.8

See accompanying notes to the consolidated financial statements

F-5 |

Financial Statements

Delek US Holdings, Inc.
Consolidated Statements of Income
(In millions, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Net revenues	$10,722.9	$11,852.2	$16,467.2
Cost of sales:
Cost of materials and other	8,873.6	10,781.8	14,825.3
Operating expenses (excluding depreciation and amortization presented below)	862.9	763.8	770.6
Depreciation and amortization	374.3	349.7	322.8
Total cost of sales	10,110.8	11,895.3	15,918.7
Insurance proceeds	(0.1)	(20.6)	(20.3)
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	9.0	3.4	4.4
General and administrative expenses	269.5	252.8	272.0
Depreciation and amortization	23.5	24.8	16.7
Asset impairment	17.7	243.5	37.9
Other operating income, net	(8.5)	(55.5)	(6.9)
Total operating costs and expenses	10,421.9	12,343.7	16,222.5
Operating income (loss)	301.0	(491.5)	244.7
Interest expense, net	345.3	313.0	318.0
Income from equity method investments	(89.5)	(92.2)	(86.2)
Other expense (income), net	6.3	(6.3)	(3.7)
Total non-operating expense, net	262.1	214.5	228.1
Income (loss) from continuing operations before income tax expense (benefit)	38.9	(706.0)	16.6
Income tax benefit	(6.8)	(107.9)	(3.0)
Income (loss) from continuing operations, net of tax	45.7	(598.1)	19.6
Discontinued operations:
(Loss) income from discontinued operations, including gain on sale of discontinued operations	(3.0)	105.9	35.2
Income tax (benefit) expense	(0.6)	28.7	8.1
(Loss) income from discontinued operations, net of tax	(2.4)	77.2	27.1
Net income (loss)	43.3	(520.9)	46.7
Net income attributed to non-controlling interests	66.1	39.5	26.9
Net (loss) income attributable to Delek	$(22.8)	$(560.4)	$19.8
Basic (loss) income per share:
(Loss) income from continuing operations	$(0.34)	$(9.98)	$(0.11)
(Loss) income from discontinued operations	(0.04)	1.21	0.41
Total basic (loss) income per share	$(0.38)	$(8.77)	$0.30
Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.34)	$(9.98)	$(0.11)
(Loss) income from discontinued operations	(0.04)	1.21	0.41
Total diluted (loss) income per share	$(0.38)	$(8.77)	$0.30
Weighted average common shares outstanding:
Basic	60,703,554	63,882,219	65,406,089
Diluted	60,703,554	63,882,219	65,406,089

See accompanying notes to the consolidated financial statements

F-6 |

Financial Statements

Delek US Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$43.3	$(520.9)	$46.7
Other comprehensive income (loss):
Postretirement benefit plans:
Unrealized gain (loss) arising during the year related to:
Net actuarial gain	—	0.9	0.7
Reclassified to other (income) expense, net:
Gain recognized due to curtailment and settlement	2.1	—	—
Amortization of net actuarial gain	(0.1)	(0.1)	(0.2)
Net actuarial gain	3.3	—	—
Net change related to postretirement benefit plans	5.3	0.8	0.5
Income tax expense	1.2	0.1	0.1
Net comprehensive gain on postretirement benefit plans	4.1	0.7	0.4
Total other comprehensive income	4.1	0.7	0.4
Comprehensive income (loss)	$47.4	$(520.2)	$47.1
Comprehensive income attributable to non-controlling interest	66.1	39.5	26.9
Comprehensive (loss) income attributable to Delek	$(18.7)	$(559.7)	$20.2

See accompanying notes to the consolidated financial statements

F-7 |

Financial Statements

Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In millions, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity	Redeemable Non-Controlling Interest
	Shares	Amount				Shares	Amount
Balance at December 31, 2022:	84,509,517	$0.9	$1,134.1	$(5.2)	$507.9	(17,575,527)	$(694.1)	$125.9	$1,069.5	$—
Net income	—	—	—	—	19.8	—	—	26.9	46.7	—
Other comprehensive gain related to postretirement benefit plans, net	—	—	—	0.4	—	—	—	—	0.4	—
Common stock dividends ($0.925 per share)	—	—	—	—	(60.3)	—	—	—	(60.3)	—
Equity-based compensation expense	—	—	26.8	—	—	—	—	0.7	27.5	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(38.6)	(38.6)	—
Repurchase of common stock	(3,562,767)	(0.1)	(48.1)	—	(37.2)	—	—	—	(85.4)	—
Taxes paid due to the net settlement of equity-based compensation	—	—	(4.5)	—	—	—	—	(0.7)	(5.2)	—
Exercise of equity-based awards	450,123	—	—	—	—	—	—	—	—	—
Other	142,998	—	5.3	—	(0.2)	—	—	—	5.1	—
Balance at December 31, 2023	81,539,871	$0.8	$1,113.6	$(4.8)	$430.0	(17,575,527)	$(694.1)	$114.2	$959.7	$—

F-8 |

Financial Statements

Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(In millions, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity	Redeemable Non-Controlling Interest
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	81,539,871	$0.8	$1,113.6	$(4.8)	$430.0	(17,575,527)	$(694.1)	$114.2	$959.7	$—
Net (loss) income	—	—	—	—	(560.4)	—	—	39.5	(520.9)	—
Other comprehensive gain related to postretirement benefit plans, net	—	—	—	0.7	—	—	—	—	0.7	—
Common stock dividends ($1.005 per share)	—	—	—	—	(64.2)	—	—	—	(64.2)	—
Equity-based compensation expense	—	—	32.6	—	—	—	—	1.2	33.8	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(56.8)	(56.8)	—
Repurchase of common stock	(2,168,196)	—	(31.7)	—	(9.8)	—	—	—	(41.5)	—
Equity attributable to issuance of Delek Logistics common limited partner units, net of tax	—	—	103.9	—	—	—	—	165.6	269.5	—
Taxes paid due to the net settlement of equity-based compensation	—	—	(5.5)	—	—	—	—	(1.0)	(6.5)	—
Exercise of equity-based awards	589,300	—	—	—	—	—	—	—	—	—
Issuance of Delek Logistics preferred units	—	—	—	—	—	—	—	—	—	70.0
Redemption of Delek Logistics preferred units	—	—	—	—	(0.8)	—	—	—	(0.8)	(70.0)
Other	167,019	—	3.0	—	(0.5)	—	—	(0.3)	2.2	—
Balance at December 31, 2024	80,127,994	$0.8	$1,215.9	$(4.1)	$(205.7)	(17,575,527)	$(694.1)	$262.4	$575.2	$—

F-9 |

Financial Statements

Delek US Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Continued)
(In millions, except share and per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity	Redeemable Non-Controlling Interest
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	80,127,994	$0.8	$1,215.9	$(4.1)	$(205.7)	(17,575,527)	$(694.1)	$262.4	$575.2	$—
Net (loss) income	—	—	—	—	(22.8)	—	—	66.1	43.3	—
Other comprehensive gain related to postretirement benefit plans, net	—	—	—	4.1	—	—	—	—	4.1	—
Common stock dividends ($1.020 per share)	—	—	—	—	(62.0)	—	—	—	(62.0)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(87.1)	(87.1)	—
Equity-based compensation expense	—	—	84.6	—	—	—	—	2.1	86.7	—
Equity attributable to issuance of Delek Logistics common units for the Gravity Acquisition, net of tax	—	—	55.4	—	—	—	—	20.9	76.3	—
Repurchase of common stock	(3,839,968)	—	(59.9)	—	(19.5)	—	—	—	(79.4)	—
Taxes paid due to the net settlement of equity-based compensation	—	—	(9.6)	—	—	—	—	(1.6)	(11.2)	—
Exercise of equity-based awards	902,384	—	—	—	—	—	—	—	—	—
Other	167,037	—	4.5	—	(1.1)	—	—	(2.0)	1.4	—
Balance at December 31, 2025	77,357,447	$0.8	$1,290.9	$—	$(311.1)	(17,575,527)	$(694.1)	$260.8	$547.3	$—

See accompanying notes to the consolidated financial statements

F-10 |

Financial Statements

Delek US Holdings, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$43.3	$(520.9)	$46.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	397.8	374.5	339.5
Non-cash lease expense	39.5	46.1	60.3
Deferred income taxes	(10.5)	(103.6)	(1.6)
Asset impairment	17.7	243.5	37.9
Income from equity method investments	(89.5)	(92.2)	(86.2)
Dividends from equity method investments	41.1	74.1	61.0
Non-cash lower of cost or market/net realizable value adjustment	8.4	(10.7)	0.4
Loss on extinguishment of debt	—	3.6	—
Equity-based and non-cash compensation expense	86.7	33.8	27.5
Loss (income) from discontinued operations	2.4	(77.2)	(27.1)
Other	15.9	0.5	5.0
Changes in assets and liabilities:
Accounts receivable	(21.5)	179.8	460.0
Inventories and other current assets	149.4	84.6	559.4
Fair value of derivatives	7.2	(5.5)	4.0
Accounts payable and other current liabilities	(42.0)	(220.8)	(299.7)
Obligation under Inventory Intermediation Agreements	(96.0)	1.1	(192.1)
Non-current assets and liabilities, net	(11.7)	(94.4)	(16.0)
Cash provided by (used in) operating activities - continuing operations	538.2	(83.7)	979.0
Cash (used in) provided by operating activities - discontinued operations	(2.4)	16.9	34.6
Net cash provided by (used in) operating activities	535.8	(66.8)	1,013.6
Cash flows from investing activities:
Business combination, net of cash acquired	(181.2)	(182.5)	—
Equity method investment contributions	(2.1)	(19.1)	—
Distributions from equity method investments	15.7	5.0	14.9
Purchases of property, plant and equipment	(529.5)	(427.7)	(392.5)
Purchase of equity securities	—	—	(11.9)
Purchases of intangible assets	(12.5)	(2.9)	(4.3)
Proceeds from sale of property, plant and equipment	10.3	10.2	1.9
Insurance and settlement proceeds	10.7	16.2	10.3
Other	(9.3)	(2.4)	—
Cash used in investing activities - continuing operations	(697.9)	(603.2)	(381.6)
Cash provided by (used in) investing activities - discontinued operations	—	361.7	(26.4)
Net cash used in investing activities	(697.9)	(241.5)	(408.0)
Cash flows from financing activities:
Proceeds from long-term revolvers	9,871.2	6,922.1	3,545.8
Payments on long-term revolvers	(10,094.7)	(7,272.2)	(3,980.8)
Proceeds from term debt	700.0	1,059.0	—
Payments on term debt	(9.5)	(540.8)	(28.2)
Proceeds from product and other financing agreements	2,069.5	1,110.3	1,187.3
Repayments of product and other financing agreements	(2,040.6)	(1,096.3)	(1,212.7)
Proceeds from Inventory Intermediation Agreement	—	—	32.2
Repayments on Inventory Intermediation Agreement	(193.2)	—	—
Proceeds from termination of Supply & Offtake Obligation	—	—	25.8
Repurchase of common stock	(79.4)	(41.5)	(85.4)
Distribution to non-controlling interest	(87.1)	(56.8)	(38.6)
Proceeds from issuance of Delek Logistic common limited partner units, net	—	297.9	—
Redemption of Delek Logistics preferred units	—	(70.8)
Dividends paid	(62.0)	(64.2)	(60.3)
Deferred financing costs paid	(10.7)	(18.2)	(4.6)
Other	(11.2)	(6.8)	(5.2)
Cash provided by (used in) financing activities - continuing operations	52.3	221.7	(624.7)
Net cash provided by (used in) financing activities	52.3	221.7	(624.7)
Net decrease in cash and cash equivalents	(109.8)	(86.6)	(19.1)
Cash and cash equivalents at the beginning of the period	735.6	822.2	841.3
Cash and cash equivalents at the end of the period	625.8	735.6	822.2
Less cash and cash equivalents of discontinued operations at the end of the period	—	—	0.4
Cash and cash equivalents of continuing operations at the end of the period	$625.8	$735.6	$821.8
Delek US Holdings, Inc.
Consolidated Statements of Cash Flows (Continued)
(In millions)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $12.1 million, $4.5 million, and $5.5 million in the 2025, 2024, and 2023 periods, respectively	$341.7	300.1	323.5
Income taxes	$1.5	$3.8	$10.8
Non-cash investing activities:
Delek Logistics preferred units issued in connection with H2O Acquisition	$—	$70.0
Delek Logistics common units issued in connection with Gravity Acquisition	$91.5	$—	$—
(Decrease) increase in accrued capital expenditures	$(7.9)	$14.9	$(27.6)
Non-cash financing activities:
Non-cash lease liability arising from obtaining right-of-use assets during the period	$56.5	$16.0	$55.9
Non-cash right of use asset decrease due to lease termination during the period	$(4.4)	$—	$—

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
On July 31, 2024, a wholly owned subsidiary of Delek entered into a definitive equity purchase agreement (the "Retail Purchase Agreement") with a subsidiary of Fomento Económico Mexicano, S.A.B. de C.V. (“FEMSA”). Under the terms of the Retail Purchase Agreement, Delek agreed to sell, and FEMSA agreed to purchase, 100% of the equity interests in four of Delek’s wholly-owned subsidiaries that owned and operated 249 retail fuel and convenience stores (the "Retail Stores") under the Delek US Retail brand for a total cash consideration of $390.2 million including the purchase of inventory and other customary adjustments under the Retail Purchase Agreement for indebtedness (the “Retail Transaction”). The Retail Transaction closed on September 30, 2024.
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
Our consolidated financial statements include Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), which is a variable interest entity ("VIE"). As the indirect owner of the general partner of Delek Logistics, we have the ability to direct the activities of this entity that most significantly impact its economic performance and we are considered to be the primary beneficiary of the entity for accounting purposes. If Delek Logistics incurs a loss, our operating results will reflect such loss, net of intercompany eliminations, to the extent of our ownership interest in this entity.
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
Having previously closed on the sale of the Retail Stores, Retail is no longer a reportable segment and we operate under the Refining and Logistics segments.
Operations that are not specifically included in the reportable segments are included in Corporate, Other and Eliminations, which primarily consists of the following:
•our corporate activities;

F-12 |

•results of certain immaterial operating segments, including our Canadian crude trading operations (as discussed in Note 12); and
•intercompany eliminations.
Segment reporting is more fully discussed in Note 4.
Cash and Cash Equivalents
Delek maintains cash and cash equivalents in accounts with large, U.S. or multi-national financial institutions. All highly liquid investments purchased with a term of three months or less are considered to be cash equivalents. As of December 31, 2025 and 2024, these cash equivalents consisted primarily of bank money market accounts and bank certificates of deposit, as well as overnight investments in U.S. Government or its agencies' obligations and bank repurchase obligations collateralized by U.S. Government or its agencies' obligations.
Accounts Receivable
Accounts receivable primarily consists of trade receivables generated in the ordinary course of business, but may also include receivables on commodity sales contracts that are part of crude optimization and are, therefore, related to transactions that are reflected as reductions of cost of materials and other, rather than revenue. Such other receivables are with the same or similar customers as our trade receivables, and are subject to the same characteristics regarding the nature, timing, pricing and risk. Delek recorded an allowance for doubtful accounts related to accounts receivable of $12.9 million and $13.0 million as of December 31, 2025 and 2024, respectively.
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
No customer accounted for more than 10% of our consolidated accounts receivable balance as of December 31, 2025 and 2024. No customer accounted for more than 10% of consolidated net sales for the year ended December 31, 2025 and 2024. One customer accounted for $4.0 billion of net sales, which was more than 10% of consolidated net sales for the year ended December 31, 2023, and was recognized in the Refining segment.
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
Property, Plant and Equipment
Assets acquired by Delek in conjunction with business acquisitions are recorded at estimated fair value at the acquisition date in accordance with the purchase method of accounting as prescribed in ASC 805, Business Combinations ("ASC 805"). Other acquisitions of property and equipment are carried at cost. Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized. Delek capitalizes interest on capital projects. Maintenance and repairs are charged to expense as incurred. Delek owns certain fixed assets on leased locations and depreciates these assets and asset improvements over the lesser of management's estimated useful lives of the assets or the remaining lease term.

F-13 |

Depreciation is computed using the straight-line method over management's estimated useful lives of the related assets, which are as follows:

Years
Building and building improvements	15-40
Refinery machinery and equipment	5-40
Pipelines and terminals	10-40
Refinery turnaround costs	4-6
Automobiles	3-10
Computer equipment and software	3-10
Furniture and fixtures	5-15

Other Intangible Assets
Other intangible assets acquired in a business combination and determined to be finite-lived are amortized over their respective estimated useful lives. The finite-lived intangible assets are amortized on straight-line basis over the estimated useful lives of 4.8 to 86.6 years. The amortization expense is included in depreciation and amortization on the accompanying consolidated statements of income. Acquired intangible assets determined to have an indefinite useful life are not amortized, but are instead tested for impairment in connection with our evaluation of long-lived assets as events and circumstances indicate that the asset might be impaired.
Impairments
Long-lived assets held and used and other intangibles are evaluated for impairment whenever indicators of impairment exist. In accordance with ASC 360 and ASC 350, Intangibles - Goodwill and Other ("ASC 350"), Delek evaluates the realizability of these long-lived assets as events occur that might indicate potential impairment. In doing so, Delek assesses whether the carrying amount of the asset is recoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is more than the recoverable amount, an impairment charge must be recognized based on the fair value of the asset. These impairment charges are included in asset impairment in our consolidated statements of income. There was $17.7 million, $31.3 million and $23.1 million impairment related to property, plant and equipment, other non-current assets, and right-of-use assets for the years ended December 31, 2025, 2024, and 2023, respectively. See Note 13, Note 20 and Note 25 for further information on our asset impairment charges.
Equity Method Investments
For equity investments that are not required to be consolidated under the variable or voting interest model, we evaluate the level of influence we are able to exercise over an entity’s operations to determine whether to use the equity method of accounting. Our judgment regarding the level of influence over an equity method investment includes considering key factors such as our ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Equity investments for which we determine we have significant influence are accounted for as equity method investments. Amounts recognized for equity method investments are included in equity method investments in our consolidated balance sheets and adjusted for our share of the net earnings and losses of the investee and cash distributions, which are separately stated in our consolidated statements of income and our consolidated statements of cash flows. We evaluate our equity method investments presented for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. There were no impairment losses recorded on equity method investments for the years ended December 31, 2025, 2024, or 2023. See Note 8 for further information on our equity method investments.
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
Our annual assessment of goodwill resulted in no impairment for year ended December 31, 2025 and $212.2 million and $14.8 million during the years ended December 31, 2024 and 2023, respectively. Details of remaining goodwill balances by segment are included in Note 17.
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
Delek applies the provisions of ASC 820, Fair Value Measurements and Disclosure ("ASC 820"), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. ASC 820 applies to our commodity and other derivatives that are measured at fair value on a recurring basis, and to our inventory intermediation agreement that is accounted for under the fair value election. ASC 820 also applies to the measurement of our equity method investment, goodwill and long-lived tangible and intangible assets when determining whether or not an impairment exists, when circumstances require evaluation. This standard also requires that we assess the impact of nonperformance risk on our derivatives. Nonperformance risk is not considered material to our financial statements as of December 31, 2025 and 2024.
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
Our environmental credit obligations predominantly relate to EPA’s Renewable Fuel Standard - 2 ("RFS-2"), which requires that certain refiners generate environmental credits, called Renewable Identification Numbers ("RINs"), by blending renewable fuels into the fuel products they produce, or else purchasing RINs on the market, and that such RINs shall be used to satisfy the related environmental credit obligation. Each of our refineries is an obligated party under RFS-2. To the extent that any of our refineries is unable to blend or produce renewable fuels or generate or obtain sufficient RINs, it must purchase RINs to satisfy its annual requirement ("RINs Obligation"). To the extent that we have purchased RINs or transferred RINs to our refineries, each refinery’s RINs Obligation may be a surplus or deficit at the end of each reporting period (their respective “Net RINs Obligation”). Because our Net RINs Obligations exceed the RINs we are able to generate annually on a consolidated basis, and because we have the legal ability to transfer RINs generated or purchased through any of our entities to our obligated parties as needed, we view and manage the Company’s individual Net RINs Obligations, as well as any non-obligated party RINs holdings, on a consolidated basis. Therefore, the sum of our individual obligated parties’ Net RINs Obligations as well as RINs held by our non-obligated parties which meet our recognition criteria, comprises the Company’s “Consolidated Net RINs Obligation.” The Consolidated Net RINs Obligation may be a surplus ("Consolidated Net RIN surplus") or deficit ("Consolidated Net RIN deficit") at the end of each reporting period depending on the amount of RINs held on a consolidated basis and the amount owed to the EPA. When there is a Consolidated Net RIN deficit, we have elected to apply the fair value option using the fair value guidance provided by ASC 820, as the individual obligation relating to a specific category and vintage requirements under RFS-2 comprising our Consolidated Net RINs deficit are subject to market risk and meet the criteria set forth above. To the extent the obligations are measured at fair value they are categorized as Level 2, either directly through observable inputs or indirectly through market-corroborated inputs, and gains (losses) related to changes in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income. When there is a Consolidated Net RIN surplus, we value the asset at historical cost under the inventory method.
Recognition of production-related RINs Obligation expense, charged to cost of materials and other in the consolidated statements of income, reflects the accrual of our Consolidated Net RINs Obligation based on the current period production using current market price of RINs. We record fair value adjustments to the RINs Obligation to reflect the ending market price of the underlying RINs relating to RINs Obligation

F-16 |

incurred on previous production that is still outstanding. We also may have changes in fair value attributable to changes in other observable market inputs, such as changes in volumetric expectations for obligation years where the volumetric rates have not yet been enacted. Therefore, fair value adjustments represent adjustments for changes in observable inputs from what they were when we initially incurred and recorded the obligation.
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
Environmental Expenditures
It is Delek's policy to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Environmental liabilities represent the current estimated costs to investigate and remediate contamination at sites where we have environmental exposure. This estimate is based on assessments of the extent of the contamination, the selected remediation technology and review of applicable environmental regulations, typically considering estimated activities and costs for 15 years, and up to 24 years if a longer period is believed reasonably necessary. Such estimates may require judgment with respect to costs, time frame and extent of required remedial and clean-up activities. Accruals for estimated costs from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study and include, but are not limited to, costs to perform remedial actions and costs of machinery and equipment that are dedicated to the remedial actions and that do not have an alternative use. Such accruals are adjusted as further information develops or circumstances change. We discount environmental liabilities to their present value if payments are fixed or reliably determinable. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. Provisions for environmental liabilities generally are recognized in operating expenses.
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
Credit Losses
Under ASC 326, Financial Instruments - Credit Losses ("ASC 326"), we apply the expected credit loss model for recognition and measurement of impairments in financial assets measured at amortized cost or at fair value through other comprehensive income including accounts receivables. The expected credit loss model is also applied for notes receivables and contractual holdbacks which are not accounted for at fair value through profit or loss. The loss allowance for the financial asset is measured at an amount equal to the lifetime expected credit losses. If the credit risk on the financial asset has decreased significantly since initial recognition, the loss allowance for the financial asset is re-measured. Changes in loss allowances are recognized in profit and loss. For trade receivables, a simplified impairment approach is applied recognizing expected lifetime losses from initial recognition.

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
For all leases that include fixed rental rate increases, these are included in our fixed lease payments. Our leases may include variable payments, based on changes in price or other indices, that are expensed as incurred.
Delek calculates the total lease expense for the entire noncancelable lease period, considering renewals for all periods for which it is reasonably certain to be exercised, and records lease expense on a straight-line basis in the accompanying consolidated statements of income. Accordingly, a lease liability is recognized for these leases and is calculated to be the present value of the fixed lease payments, as defined by ASC 842-20, using a discount rate based on our incremental borrowing rate. A corresponding right-of-use asset is recognized based on the lease liability and adjusted for certain costs and prepayments. The Company does not present finance lease right-of-use assets and lease liabilities separately on the statement of financial position. Finance lease right-of-use assets are included in Other non-current assets. The current portion of finance lease liabilities is included in Accrued expenses and other current liabilities, and the non-current portion is included in Other long-term liabilities. The right-of-use asset is amortized over the noncancelable lease period, considering renewals for all periods for which it is reasonably certain to be exercised. For substantially all classes of underlying assets, we have elected the practical expedient not to

F-19 |

separate lease and non-lease components, which allows us to combine the components if certain criteria are met. See Note 25 for further information.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of 100% bonus depreciation, restoration of an EBITDA-based limitation for business interest expense, and immediate expensing of domestic research and experimentation expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the year ended December 31, 2025. We will continue to evaluate the potential future impacts of these legislative changes as additional guidance becomes available.
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
Postretirement Benefits
In connection with the acquisition of the outstanding common stock of Alon on July 1, 2017 (the "Delek/Alon Merger"), we assumed defined benefit pension and postretirement medical plans for certain former Alon employees. We recognize the underfunded status of our defined benefit pension and postretirement medical plans as a liability. Changes in the funded status of our defined benefit pension and postretirement medical plans are recognized in other comprehensive income in the period when the changes occur. The funded status represents the difference between the projected benefit obligation and the fair value of the plan assets. The projected benefit obligation is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Plan assets are measured at fair value. We use December 31 of each year, or more frequently as necessary, as the measurement date for plan assets and obligations for all of our defined benefit pension and postretirement medical plans. We straight-line amortize prior service costs and actuarial gains and losses over the average future service of members expected to receive benefits and use a 10% corridor in regards to the actuarial gains and losses. In 2025, we terminated the Alon USA Pension Plan by purchasing annuity contracts or making lump sum payments, at the discretion of the plan participants, and settled the majority of our existing pension obligations. See Note 23 for more information regarding our postretirement benefits.
The service cost component of net periodic benefit is included as part of general and administrative expenses in the accompanying consolidated statements of income. The other components of net periodic benefit are included as part of other income, net in the accompanying consolidated statements of income.

F-20 |

New Accounting Pronouncements Adopted During 2025
ASU 2023-09, Income Taxes(Topic 740): Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 Income Taxes(Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). The standard is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis with the option to apply the standard retrospectively. The adoption did not affect our financial position or our results of operations, but resulted in additional disclosures.
Accounting Pronouncements Not Yet Adopted
ASU 2025-12, Codification Improvements
In December 2025, The FASB issued ASU 2025-12 Codification Improvements ("ASU 2025-12"). This update addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The adoption of ASU 2025-12 will not affect our financial position or our results of operations, but could impact disclosures.
ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements
In December 2025, The FASB issued ASU 2025-11 Interim Reporting (Topic 270) Narrow-Scope Improvements ("ASU 2025-11"), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to Topic 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The adoption of ASU 2025-11 will not affect our financial position or our results of operations, but could impact disclosures.
ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a VIE
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in a VIE ("ASU 2025-05"). This standard clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively to acquisitions after the adoption date. The adoption of ASU 2025-03 will not affect our financial position or our results of operations, but could impact future business combinations.
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
3. Acquisitions
Gravity Acquisition
On January 2, 2025, Delek Logistics purchased 100% of the limited liability company interests in Gravity Water Intermediate Holdings LLC from Gravity Water Holdings LLC (the "Seller") related to the Seller's water disposal and recycling operations in the Permian Basin and the Bakken (the “Gravity Acquisition”) for total consideration of $300.8 million, subject to customary adjustments for net working capital. The purchase price was comprised of $209.3 million in cash consisting of a cash deposit of $22.8 million paid in December 2024 upon execution of the purchase agreement and $186.5 million paid at closing on January 2, 2025, and 2,175,209 of Delek Logistics’ common units.
For the year ended December 31, 2025, we incurred $5.0 million in incremental direct acquisition and integration costs that principally consist of legal, advisory, and other professional fees. Such costs are included in general and administrative expenses in the accompanying consolidated statements of income and comprehensive income.

F-21 |

Our consolidated financial statements and operating results reflect the Gravity Acquisition operations beginning January 2, 2025. Our results of operations included revenue and net income of $90.1 million and $29.2 million, respectively, for the period from January 2, 2025, through December 31, 2025, related to these operations.
This acquisition was accounted for using the acquisition method of accounting, whereby the purchase price is measured at acquisition date fair value of assets acquired and liabilities assumed.
Determination of Purchase Price
The table below presents the purchase price (in millions):

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

Purchase Price Allocation
The following table summarizes the fair values of assets acquired and liabilities assumed in the Gravity Acquisition as of January 2, 2025 (in millions):

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
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a fair value of $66.3 million, which will be amortized over approximately 32 years.
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

F-22 |

Fair Value Adjustments
During the year ended December 31, 2025, the Partnership recorded the following fair value adjustments to the preliminary purchase price allocation, based on new information about facts and circumstances that existed as of the acquisition date:

Balance Sheet Description	Preliminary Value	Final Value	Change
Property, plant and equipment	$208.3	$191.5	$(16.8)
Other intangibles	$82.6	$98.2	$15.6
Asset retirement obligations	$7.2	$6.0	$(1.2)
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

	Year Ended December 31,
(in millions)	2025	2024
Net revenues	$10,722.9	$11,970.5
Income (loss) from continuing operations, net of tax	$(17.9)	$(633.1)

H2O Midstream
On September 11, 2024, Delek Logistics completed the acquisition of 100% of the limited liability company interests in H2O Midstream Intermediate, LLC, H2O Midstream Permian LLC, and H2O Midstream LLC from H2O Midstream Holdings, LLC, which included water disposal and recycling operations in the Midland Basin in Texas for total consideration of $229.7 million, subject to customary adjustments for net working capital ("H2O Midstream Acquisition"). The purchase price was comprised of approximately $159.7 million in cash and $70.0 million of Delek Logistics’ preferred units. See Note 7 for further information on the Preferred Units. The cash portion was financed through a combination of cash on hand and borrowings under the Delek Logistics' Credit Facility (as defined in Note 11).
This acquisition was accounted for using the acquisition method of accounting, whereby the purchase price is measured at acquisition date fair value of assets acquired and liabilities assumed.
Determination of Purchase Price
The table below represents the purchase price (in millions):

Base purchase price:	$230.0
Less: Adjusted Net Working Capital (as defined in the H2O Purchase Agreement)	(2.6)
Plus: Various closing adjustments	2.3
Adjusted purchase price	$229.7
Cash paid	159.7
Fair value of Preferred Units issued	70.0
Purchase price	$229.7

F-23 |

Purchase Price Allocation
The following table summarizes the fair values of assets acquired and liabilities assumed in the H2O Midstream Acquisition as of September 11, 2024 (in millions):

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
(1)The acquired intangible assets amount includes the following identified intangibles:
•Customer relationship intangible that is subject to amortization with a fair value of $26.3 million, which will be amortized over a 13.4 years useful life.
•Rights-of-way intangibles are valued at $28.5 million, which have an indefinite life.
•Favorable supply contract intangible that is subject to amortization with a fair value of $4.8 million, which will be amortized over a 4.8 years useful life.

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
The fair values of all other current assets and payables were considered equivalent to their carrying values due to their short-term nature.

F-24 |

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
4. Segment Data
Prior to July 2024, we aggregated our operating units into three reportable segments: Refining, Logistics and Retail. However, on July 31, 2024, Delek entered into the Retail Purchase Agreement to sell the Retail Stores, which consisted of the entire retail segment, to FEMSA. As a result of the Retail Purchase Agreement, we met the requirements of ASC 205-20 and ASC 360, to report the results of the Retail Stores as discontinued operations and to classify the Retail Stores as a group of discontinued operations assets. The Retail Transaction closed on September 30, 2024. Operations that are not specifically included in the reportable segments are included in Corporate, Other and Eliminations, which consist of the following:
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
The disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Company defines its segments based on how internally reported information is regularly reviewed by its CODM to analyze financial performance, make decisions and allocate resources. The CODM is a combination of the chief executive officer and chairman of the board of directors. The CODM evaluates performance based upon EBITDA attributable to Delek. The CODM considers budget to actual variances on a monthly basis when making decisions about the allocation of operating and capital resources to each segment. EBITDA attributable to Delek is an important measure used by management to evaluate the financial performance of our core operations. As of the fourth quarter of 2025, we define EBITDA attributable to Delek for any period as net income (loss) attributable to Delek plus interest expense, income tax expense (benefit), depreciation, amortization, and proportional interest, taxes, depreciation and amortization of equity method investments. Segment EBITDA should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered alternatives to net income (loss), which is the most directly comparable financial measure to EBITDA that is in accordance with U.S. GAAP. Segment EBITDA, as determined and measured by us, should also not be compared to similarly titled measures reported by other companies.
Assets by segment are not a measure used to assess the performance of the Company by the CODM and thus are not disclosed.

F-25 |

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
As of December 31, 2025, the refining segment also owns three biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas, Cleburne, Texas and New Albany, Mississippi. During the second quarter of 2024, we made the decision to idle the biodiesel facilities, while exploring viable and sustainable alternatives. See Note 20 for further information. In addition, the refining segment includes our wholesale crude operations and our 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S.
The refining segment's petroleum-based products are marketed primarily in the south central and southwestern regions of the United States. This segment also ships and sells gasoline into wholesale markets in the southern and eastern United States. In addition, the segment sells motor fuels through its wholesale distribution network on an unbranded basis.
Logistics Segment
Our logistics segment owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. The logistics segment generates revenue by charging fees for gathering, transporting and storing crude oil and natural gas, marketing, distributing, transporting and storing intermediate and refined products and disposing and recycling water in select regions of the southern United States, the Midland Basin in Texas, the Delaware Basin in New Mexico and West Texas for our refining segment and third parties, and sales of wholesale products in the West Texas market. The operating results and assets acquired in the H2O Midstream Acquisition have been included in the logistics segment beginning on September 11, 2024. The operating results and assets acquired in the Gravity Acquisition have been included in the logistics segment beginning on January 2, 2025.
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

F-26 |

Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by EBITDA attributable to Delek for the year ended indicated (in millions):

	Year Ended December 31, 2025
(In millions)	Refining	Logistics	Total
Net revenues (excluding intercompany fees and revenues)	$10,209.1	$513.8	$10,722.9
Inter-segment fees and revenues	342.2	499.5	841.7
Total segment revenues	$10,551.3	$1,013.3	$11,564.6
Elimination of inter-segment revenue			(841.7)
Total consolidated revenues			$10,722.9

Cost of materials and other	9,157.4	509.3
Operating expenses	614.6	168.4
General and administrative expenses	13.6	28.6
Proportional EBITDA of equity-method investments	(30.7)	(88.1)
Other segment items(3)	(7.0)	(0.5)
Segment EBITDA attributable to Delek	$803.4	$395.6	$1,199.0

Reconciling items to net loss attributable to Delek
Corporate expenses, eliminations and other (1)			456.5
Proportional interest, taxes, depreciation and amortization of equity-method investments			29.0
Depreciation and amortization			397.8
Interest expense, net			345.3
Income tax benefit			(6.8)
Net loss attributable to Delek			$(22.8)

	Year Ended December 31, 2025
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Depreciation and amortization	$270.0	$138.0	$(10.2)	$397.8
Interest expense, net	$182.6	$66.8	$95.9	$345.3
Income from equity method investments	$(28.0)	$(61.8)	$0.3	$(89.5)
Capital spending (excluding business combinations) (2)	$215.6	$274.4	$31.7	$521.7

F-27 |

	Year Ended December 31, 2024
(In millions)	Refining	Logistics	Total
Net revenues (excluding intercompany fees and revenues)	$11,142.4	$422.8	$11,565.2
Inter-segment fees and revenues	640.6	517.8	1,158.4
Total segment revenues	$11,783.0	$940.6	$12,723.6
Elimination of inter-segment revenue			(871.4)
Total consolidated revenues			$11,852.2

Cost of materials and other	11,147.4	483.7
Operating expenses	596.6	122.7
General and administrative expenses	15.2	36.0
Proportional EBITDA of equity-method investments	(32.9)	(59.1)
Other segment items(3)(4)	213.0	(1.2)
Segment EBITDA attributable to Delek	$(156.3)	$358.5	$202.2

Reconciling items to net loss attributable to Delek
Corporate expenses, eliminations and other (1)			165.5
Proportional interest, taxes, depreciation and amortization of equity-method investments			17.5
Depreciation and amortization			374.5
Interest expense, net			313.0
Income tax benefit			(107.9)
Net loss attributable to Delek			$(560.4)

	Year Ended December 31, 2024
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Depreciation and amortization	$265.5	$102.8	$6.2	$374.5
Interest expense, net	$81.4	$103.1	$128.5	$313.0
Income from equity method investments	$(31.2)	$(43.3)	$(17.7)	$(92.2)
Capital spending (excluding business combinations) (2)	$266.1	$140.0	$26.6	$432.7

F-28 |

	Year Ended December 31, 2023
(In millions)	Refining	Logistics	Total
Net revenues (excluding intercompany fees and revenues)	$15,578.1	$456.6	$16,034.7
Inter-segment fees and revenues	828.8	563.8	1,392.6
Total segment revenues	$16,406.9	$1,020.4	$17,427.3
Elimination of inter-segment revenue			(960.1)
Total consolidated revenues			$16,467.2

Cost of materials and other	15,242.3	532.6
Operating expenses	619.2	118.1
General and administrative expenses	31.2	24.8
Proportional EBITDA of equity-method investments	(33.8)	(38.2)
Other segment items(3)(4)	(14.6)	13.3
Segment EBITDA attributable to Delek	$562.6	$369.8	$932.4

Reconciling items to net income attributable to Delek
Corporate expenses, eliminations and other (1)			249.4
Proportional interest, taxes, depreciation and amortization of equity-method investments			8.7
Depreciation and amortization			339.5
Interest expense, net			318.0
Income tax benefit			(3.0)
Net income attributable to Delek			$19.8

	Year Ended December 31, 2023
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Depreciation and amortization	$234.2	$92.4	$12.9	$339.5
Interest expense, net	$42.3	$143.2	$132.5	$318.0
Income from equity method investments	$(31.9)	$(31.4)	$(22.9)	$(86.2)
Capital spending (2)	$246.9	$81.3	$31.1	$359.3
(1) Corporate expenses, eliminations and other represents corporate costs that are not allocated to the operating segments, inter-segment cost eliminations, and other unallocated shared service functions. “Corporate expenses, eliminations and other” are included in the tables above to reconcile total Segment EBITDA attributable to Delek to the Company’s net (loss) income attributable to Delek.
(2) Capital spending includes additions on an accrual basis. Capital spending excludes capital spending associated with the Retail Stores of $14.0 million and $29.8 million during the years ended December 31, 2024 and 2023, respectively.
(3) Other segment items include insurance proceeds, asset impairment, other operating (income) expense, net, and other (income) expense, net.
(4) For the year ended December 31, 2024, includes a $212.2 million goodwill impairment charge and a $22.1 million impairment charge related to the idling of the biodiesel facilities for the Refining segment and a $9.2 million impairment charge related to certain pipeline assets for Corporate, Other and Eliminations. For the year ended December 31, 2023, includes a $23.1 million right-of-use asset impairment charge for Corporate, Other and Eliminations and a $14.8 million goodwill impairment charge for the Logistics segment. Refer to Note 17 - Goodwill and Intangible Assets and Note 20 - Restructuring and Other Charges for further information.

5. Discontinued Operations
On July 31, 2024, a wholly-owned subsidiary of Delek entered into the Retail Purchase Agreement with a subsidiary of FEMSA. Under the terms of the Retail Purchase Agreement, Delek agreed to sell, and FEMSA agreed to purchase, 100% of the equity interests in four of Delek’s wholly-owned subsidiaries that owned and operated 249 Retail Stores under the Delek US Retail brand. As a result of the Retail Purchase Agreement, we met the requirements of ASC 205-20 and ASC 360, to report the results of the Retail Stores as discontinued operations and to classify the Retail Stores as a group of discontinued operations assets. The fair value assessment of the Retail Stores as of July 31, 2024, did not result in an impairment. We ceased depreciation of these assets as of July 31, 2024. The Retail Transaction closed on September 30, 2024, and we received total cash consideration of $390.2 million including the purchase of inventory and other customary adjustments under the Retail Purchase Agreement for indebtedness. The Retail Transaction resulted in a gain on sale of the Retail Stores, before income tax, of $97.5 million.

F-29 |

The Retail Transaction includes a long-term agreement whereby Delek will sell to FEMSA certain motor fuel products for use at the Retail Stores. Pursuant to such agreement, FEMSA is provided with a cost sharing arrangement. The cost sharing arrangement resulted in a $36.0 million obligation. The associated obligation bears interest and must be fully exhausted after six years from the close of the sale. At December 31, 2025, the remaining obligation was $31.9 million.
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

	Year Ended December 31,
	2025	2024	2023
Net revenues	$—	$612.0	$882.7
Cost of material and other	0.5	(498.7)	(719.2)
Operating expenses	(3.5)	(81.3)	(102.1)
General and administrative expenses	—	(15.6)	(14.4)
Depreciation and amortization	—	(9.0)	(12.1)
Other operating income, net		1.0	0.3
Interest expense, net	—	(0.1)	(0.2)
Other income, net	—	0.1	0.2
Gain on sale of Retail Stores	—	97.5	—
(Loss) Income from discontinued operations before taxes	(3.0)	105.9	35.2
Income tax (benefit) expense	(0.6)	28.7	8.1
(Loss) income from discontinued operations, net of tax	$(2.4)	$77.2	$27.1

F-30 |

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
The following table sets forth the computation of basic and diluted earnings per share.

(In millions, except share and per share data)	Year Ended December 31,
	2025	2024	2023
Numerator:
Numerator for EPS - continuing operations
Net income (loss) from continuing operations	$45.7	$(598.1)	$19.6
Less: Income from continuing operations attributed to non-controlling interests	66.1	39.5	26.9
Numerator for basic and diluted EPS from continuing operations attributable to Delek	$(20.4)	$(637.6)	$(7.3)

Numerator for EPS - discontinued operations
(Loss) income from discontinued operations, including gain on sale of discontinued operations	$(3.0)	$105.9	$35.2
Less: Income tax (benefit) expense	(0.6)	28.7	8.1
(Loss) income from discontinued operations, net of tax	$(2.4)	$77.2	$27.1

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	60,703,554	63,882,219	65,406,089
Dilutive effect of stock-based awards	—	—	—
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	60,703,554	63,882,219	65,406,089

EPS:
Basic (loss) income per share:
(Loss) income from continuing operations	$(0.34)	$(9.98)	$(0.11)
(Loss) income from discontinued operations	(0.04)	1.21	0.41
Total basic (loss) income per share	$(0.38)	$(8.77)	$0.30
Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.34)	$(9.98)	$(0.11)
(Loss) income from discontinued operations	(0.04)	1.21	0.41
Total diluted (loss) income per share	$(0.38)	$(8.77)	$0.30

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	1,125,933	2,116,047	1,718,880
Antidilutive due to loss	1,339,662	467,499	569,212
Total antidilutive stock-based compensation	2,465,595	2,583,546	2,288,092

F-31 |

7. Delek Logistics
Delek Logistics is a publicly traded limited partnership formed by Delek in 2012 that owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. Many of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of December 31, 2025, we owned a 63.3% interest in Delek Logistics, consisting of 33,868,203 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying consolidated balance sheets. In September 2024, we recorded a redeemable non-controlling interest related to Delek Logistics’ preferred units. The Delek Logistics' preferred units were redeemed in October 2024.
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
On May 1, 2025, in connection with the DPG Dropdown, we amended and restated a throughput agreement with Delek Logistics for the El Dorado rail facility (the “Throughput Agreement”), which includes a minimum volume commitment for refined products until the termination of the Throughput Agreement, which will occur at the closing of the El Dorado Purchase (as defined below). Additionally, on May 1, 2025, in connection with the DPG Dropdown, we entered into an asset purchase agreement with Delek Logistics (the “El Dorado Purchase Agreement”), where we will purchase the related El Dorado rail facility assets from Delek Logistics for cash consideration of $25.0 million (the “El Dorado Purchase”). The transaction closed in January 2026, subject to certain closing conditions as set forth in the El Dorado Purchase Agreement.
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

F-32 |

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
On February 24, 2025, we entered into a Common Unit Purchase Agreement with Delek Logistics (the “Common Unit Purchase Agreement”) whereby Delek Logistics may repurchase common units from time to time from us in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). The purchase price per common unit in each Repurchase will be the 30-day volume weighted average price of the common units at the close of trading on the day prior to the closing date, subject to certain limitations set forth in the Common Unit Purchase Agreement. During the year ended December 31, 2025, 243,075 common units were repurchased from us and cancelled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the year ended December 31, 2024. As of December 31, 2025, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.
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

	As of December 31, 2025	As of December 31, 2024
ASSETS
Cash and cash equivalents	$10.9	$5.4
Accounts receivable	114.5	54.7
Accounts receivable from related parties	216.6	33.3
Lease receivable - affiliate	36.4	22.8
Inventory	17.9	5.4
Other current assets	4.4	24.2
Property, plant and equipment, net	1,424.0	1,064.3
Equity method investments	340.1	317.2
Operating lease right-of-use assets	11.7	16.7
Goodwill	12.2	12.2
Intangible assets, net	370.5	281.5
Net lease investment - affiliate	185.7	193.1
Other non-current assets	34.4	10.8
Total assets	$2,779.3	$2,041.6
LIABILITIES AND EQUITY
Accounts payable	$292.9	$41.4
Current portion of operating lease liabilities	3.0	5.3
Accrued expenses and other current liabilities	60.6	42.1
Long-term debt, net of current portion	2,344.4	1,875.4
Asset retirement obligations	24.3	15.6
Operating lease liabilities, net of current portion	3.6	6.0
Other non-current liabilities	44.4	20.3
Equity	6.1	35.5
Total liabilities and equity	$2,779.3	$2,041.6

F-33 |

8. Equity Method Investments
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
As of December 31, 2025, except for the guarantee of member obligations under the joint venture, we do not have other guarantees with or to HoldCo, nor any third-party associated with HoldCo contracted work. Delek's maximum exposure to any losses incurred by HoldCo is limited to its investment.
As of December 31, 2025, and December 31, 2024, Delek's HoldCo investment balance totaled $116.4 million and $86.1 million, respectively.
Delek Logistics has a 33% membership interest in Red River Pipeline Company LLC (“Red River”), which owns and operates a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. As of December 31, 2025, and December 31, 2024, Delek's investment balance in Red River totaled $132.1 million and $136.5 million, respectively.
In addition, Delek Logistics has two other pipeline joint ventures in which it owns a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system. As of December 31, 2025, and December 31, 2024, Delek Logistics' investment balance in these joint ventures was $91.6 million and $94.6 million, respectively.
Other Investments
In addition to our pipeline joint ventures, we also have a 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S., as well as a 50% interest in a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in Arkansas. As of December 31, 2025, and December 31, 2024, Delek's investment balance in these joint ventures was $87.6 million and $75.7 million, respectively. These investments are included in Refining in our segment disclosure.
9. Inventory
Crude oil feedstocks, refined products, blendstocks and asphalt inventory for all of our operations are stated at the lower of cost determined using the first-in, first-out basis or net realizable value.
The following table presents the components of inventory for each period presented (in millions):

	Titled Inventory	Inventory Intermediation Agreement (1)	Total
December 31, 2025
Feedstocks, raw materials and supplies	$243.0	$38.0	$281.0
Refined products and blendstock	370.7	74.3	445.0
Total	$613.7	$112.3	$726.0

December 31, 2024
Feedstocks, raw materials and supplies	$246.5	$131.5	$378.0
Refined products and blendstock	243.4	271.8	515.2
Total	$489.9	$403.3	$893.2
(1) Refer to Note 10 - Inventory Intermediation Obligations for further information.

At December 31, 2025, we recorded a pre-tax inventory valuation reserve of $1.6 million due to a market price decline below our cost of certain inventory products. At December 31, 2024, we recorded a pre-tax inventory valuation reserve of $0.9 million. For the years ended December 31, 2025, 2024 and 2023, we recognized a net (increase) reduction in cost of materials and other in the accompanying consolidated statements of income related to the change in pre-tax inventory valuation of $(0.7) million, $10.7 million and $(0.4) million, respectively.

F-34 |

10. Inventory Intermediation Obligations
The following table summarizes our outstanding obligations under our Inventory Intermediation Agreement (as defined below) (in millions):

	As of December 31, 2025	As of December 31, 2024
Obligations under Inventory Intermediation Agreement
Obligations related to Base Layer Volumes	$119.5	$408.7
Current portion	—	—
Total obligations under Inventory Intermediation Agreement	$119.5	$408.7
Other payable for monthly activity true-up	$3.4	$20.2

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

	Year Ended December 31,
	2025	2024	2023
Net fees and expenses:
Inventory intermediation fees	$34.1	$18.1	$75.5
Interest expense, net	$48.9	$59.7	$61.4

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
On December 21, 2023, DKTS amended the Inventory Intermediation Agreement to among other things, (i) reduce Citi’s unilateral term extension option from a twelve month extension period to a six month extension period and (ii) increase the amount of the payment deferral mechanism from $70 million to $250 million. On February 21, 2025, DKTS amended the Inventory Intermediation Agreement to, among other things, (i) extend the term of the Inventory Intermediation Agreement from January 31, 2026 to January 31, 2027 and (ii) include a mechanism for DKTS to nominate each month whether to include volumes related to the Krotz Springs refinery for funding under the Inventory Intermediation Agreement. On December 18, 2025, DKTS amended the Inventory Intermediation Agreement to, among other things, (i) extend the term of the Inventory Intermediation Agreement from January 31, 2027 to January 31, 2028, (ii) reduce certain commitment fees, and (iii) include a mechanism for DKTS to nominate each month whether to include volumes related to the El Dorado and Big Spring refinery for funding under the Inventory Intermediation Agreement.
In the fourth quarter of 2025, DKTS exercised their optionality to exclude certain volumes related to the agreement and repaid Citi $193.2 million of the base layer obligation. This repayment is recorded as a financing outflow on the consolidated statement of cash flow. As of December 31, 2025, and December 31, 2024, the volumes subject to the Inventory Intermediation Agreement totaled 1.8 million barrels and 5.5 million barrels, including Base Layer Volumes associated with our non-current inventory intermediation obligation. As of December 31, 2025, and December 31, 2024, we had letters of credit outstanding of $250.0 million and $200.0 million, respectively, supporting the Inventory Intermediation Agreement.

F-35 |

Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other in the consolidated statements of income. With respect to the repurchase obligation, we recognized gains (losses) attributable to changes in fair value due to commodity-index price totaling $60.0 million and $(7.7) million during the years ended December 31, 2025 and 2024, respectively. See Note 13 for discussion of gains and losses recognized from changes in fair value.
11. Long-Term Obligations
Outstanding borrowings under debt instruments are as follows (in millions):

	December 31, 2025	December 31, 2024
Delek Term Loan Credit Facility	$921.5	$931.0
Delek Logistics Revolving Facility	211.8	435.4
Delek Logistics 2028 Notes	400.0	400.0
Delek Logistics 2029 Notes	1,050.0	1,050.0
Delek Logistics 2033 Notes	700.0	—
Principal amount of long-term debt	3,283.3	2,816.4
Less: Unamortized discount and premium and deferred financing costs	50.2	51.2
Total debt, net of unamortized discount and premium and deferred financing costs	3,233.1	2,765.2
Less: Current portion of long-term debt	9.5	9.5
Long-term debt, net of current portion	$3,223.6	$2,755.7

Delek Term Loan Credit Facility
On November 18, 2022, Delek entered into an amended and restated term loan credit agreement (the "Delek Term Loan Credit Facility") providing for a senior secured term loan facility with an initial principal of $950.0 million at a discount of 4.00%. This senior secured facility allows for $400.0 million in incremental loans subject to certain restrictions. Repayment terms include quarterly principal payments of $2.4 million with the balance of principal due on November 19, 2029. At Delek’s option, borrowings bear interest at either the Adjusted Term Secured Overnight Financing Rate ("SOFR") or base rate as defined by the agreement, plus an applicable margin of 2.50% per annum with respect to base rate borrowings and 3.50% per annum with respect to SOFR borrowings. At December 31, 2025, and December 31, 2024, the weighted average borrowing rate was approximately 7.08% and 7.44%, respectively. The effective interest rate was 8.23% as of December 31, 2025.
Available capacity and amounts outstanding for each of our revolving credit facilities as of December 31, 2025 are shown below (in millions):

	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Maturity Date
Delek Revolving Credit Facility (1)	$1,100.0	$—	$417.4	$682.6	October 26, 2027
Delek Logistics Revolving Facility (2)	$1,150.0	$211.8	$—	$938.2	October 13, 2027

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

(2) Total capacity includes letters of credit up to $146.9 million and $31.9 million for swing line loans. This facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.45% per annum. Interest is measured at either the U.S. dollar prime rate plus an applicable margin of 1.00% to 2.00% depending on Delek Logistics’ leverage ratio, or a SOFR rate plus a credit spread adjustment of 0.10% to 0.25% and an applicable margin ranging from 2.00% to 3.00% depending on the Delek Logistics’ leverage ratio. As of December 31, 2025, and December 31, 2024, the weighted average interest rate were 6.58% and 7.27%, respectively.

F-36 |

Delek Logistics 2033 Notes
On June 30, 2025, Delek Logistics and its wholly owned subsidiary Delek Logistics Finance Corp. (“Finance Corp.” and together with Delek Logistics, the “Co-issuers”), sold $700.0 million in aggregate principal amount of the Co-issuers 7.33% Senior Notes due 2033 (the “Delek Logistics 2033 Notes”), at par, pursuant to an indenture with U.S. Bank Trust Company, National Association as trustee. Net proceeds were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
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
At any time prior to June 30, 2028, the Issuers may redeem up to 35% of the aggregate principal amount of the 2033 Notes with the net cash proceeds of one or more equity offerings by the Partnership at a redemption price of 107.38% of the redeemed principal amount, plus accrued and unpaid interest, if any, subject to certain conditions and limitations. Prior to June 30, 2028, the Issuers may also redeem all or part of the 2033 Notes at a redemption price of the principal amount plus accrued and unpaid interest, if any, plus a "make whole" premium, subject to certain conditions and limitations. In addition, beginning on June 30, 2028, the Issuers may, subject to certain conditions and limitations, redeem all or part of the 2033 Notes, at a redemption price of 103.69% of the redeemed principal for the twelve-month period beginning on June 30, 2028, 101.84% for the twelve-month period beginning on June 30, 2029, and 100.00% beginning on June 30, 2030 and thereafter, plus accrued and unpaid interest, if any. In the event of a change of control, subject to certain conditions and limitations, the Issuers will be obligated to make an offer for the purchase of the 2033 Notes from holders at a price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest.
We recorded $11.1 million of debt issuance costs which will be amortized over the term of the 2033 Notes and included in interest expense in the accompanying condensed consolidated statements of income. As of December 31, 2025, the effective interest rate was 7.63%. The estimated fair value of the 2033 Notes was $716.4 million as of December 31, 2025, measured based upon quoted market prices in an active market, defined as Level 2 in the fair value hierarchy. See Note 13 for further information.
Delek Logistics 2029 Notes
On March 13, 2024, Delek Logistics and the Co-issuers, sold $650.0 million in aggregate principal amount of the Co-issuers 8.63% Senior Notes due 2029 (the “Delek Logistics 2029 Notes”), at par, pursuant to an indenture with U.S. Bank Trust Company, National Association as trustee. Net proceeds were used to redeem the Delek Logistics 2025 Notes (defined below) including accrued interest, pay off the Delek Logistics Term Loan Facility (defined below) including accrued interest and to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
On April 17, 2024, the Co-issuers sold $200.0 million in aggregate principal amount of additional 8.63% senior notes due 2029 at 101.25% and on August 16, 2024, the Co-issuers sold $200.0 million in aggregate principal amount of additional 8.63% senior notes due 2029, at 103.25% (collectively, the "Additional 2029 Notes"). The Additional 2029 Notes were issued under the same indenture as the Delek Logistics 2029 Notes and formed a part of the same series of notes as the Delek Logistics 2029 Notes. The net proceeds were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.

F-37 |

The Delek Logistics 2029 Notes are general unsecured senior obligations of the Co-issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries other than Finance Corp. and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. The Delek Logistics 2029 Notes rank equal in right of payment with all existing and future senior indebtedness of the Co-issuers, and senior in right of payment to any future subordinated indebtedness of the Co-issuers. Delek Logistics recorded $17.5 million of debt issuance costs and will be amortized over the term of the Delek Logistics 2029 Notes and included in interest expense, net in the consolidated statements of income. The premium recognized for the Additional 2029 Notes was $9.0 million and will be amortized over the term of the Delek Logistics 2029 Notes and included in interest expense, net in the consolidated statements of income. The Delek Logistics 2029 Notes will mature on March 15, 2029, and interest is payable semi-annually in arrears on each March 15 and September 15. As of December 31, 2025, the effective interest rate was 8.80%. The estimated fair value of the 2029 Notes was $1,100.4 million as of December 31, 2025, measured based upon quoted market prices in an active market, defined as Level 2 in the fair value hierarchy. See Note 13 for further information.
At any time prior to March 15, 2026, the Co-issuers may redeem up to 35% of the aggregate principal amount of the Delek Logistics 2029 Notes with the net cash proceeds of one or more equity offerings by Delek Logistics at a redemption price of 108.63% of the redeemed principal amount, plus accrued and unpaid interest, if any, subject to certain conditions and limitations. Prior to March 15, 2026, the Co-issuers may also redeem all or part of the Delek Logistics 2029 Notes at a redemption price of the principal amount plus accrued and unpaid interest, if any, plus a "make whole" premium, subject to certain conditions and limitations. In addition, beginning on March 15, 2026, the Co-issuers may, subject to certain conditions and limitations, redeem all or part of the Delek Logistics 2029 Notes, at a redemption price of 104.31% of the redeemed principal for the twelve-month period beginning on March 15, 2026, 102.16% for the twelve-month period beginning on March 15, 2027, and 100.00% beginning on March 15, 2028 and thereafter, plus accrued and unpaid interest, if any.
In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Co-issuers will be obligated to make an offer for the purchase of the Delek Logistics 2029 Notes from holders at a price equal to 101.00% of the principal amount thereof, plus accrued and unpaid interest.
Delek Logistics 2028 Notes
On May 24, 2021, Delek Logistics and Finance Corp. issued general unsecured senior obligations comprised of $400.0 million in aggregate principal amount of 7.13% senior notes maturing June 1, 2028 ("the Delek Logistics 2028 Notes"). The Delek Logistics 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries (other than Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. Interest is payable semi-annually in arrears on June 1 and December 1. As of December 31, 2025, the effective interest rate was 7.37%. The estimated fair value of the 2028 Notes was $402.7 million as of December 31, 2025, measured based upon quoted market prices in an active market, defined as Level 2 in the fair value hierarchy. See Note 13 for further information
All or part of the Delek Logistics 2028 Notes are currently redeemable, subject to certain conditions and limitations, at a redemption price of 101.78% of the redeemed principal for the twelve-month period beginning on June 1, 2025, and 100.00% beginning on June 1, 2026 and thereafter, plus accrued and unpaid interest, if any.
2024 Debt Extinguishment
Delek Logistics Term Loan Facility
On October 13, 2022, Delek Logistics entered into a senior secured term loan with an original principal of $300.0 million (the "Delek Logistics Term Loan Facility"). The outstanding principal balance of $281.3 million was paid on March 13, 2024, from a portion of the proceeds received from the issuance of the Delek Logistics 2029 Notes. Debt extinguishment costs were $2.1 million for the year ended December 31, 2024, and were recorded in interest expense, net in the accompanying consolidated statements of income.
Delek Logistics 2025 Notes
In May 2018, Delek Logistics and Finance Corp. issued general unsecured senior obligations comprised of $250.0 million in aggregate principal of 6.75% senior notes maturing on May 15, 2025 ("the Delek Logistics 2025 Notes"). Concurrent with the issuance of the Delek Logistics 2029 Notes, Delek Logistics made a cash tender offer (the "Offer") for all of the outstanding Delek Logistic 2025 Notes with a conditional notice of full redemption for the remaining balance not received from the Offer. Delek Logistics received tenders from holders of approximately $156.2 million in aggregate principal amount. All the remaining Delek Logistic 2025 Notes were redeemed by March 29, 2024, pursuant to the notice of conditional redemption. Debt extinguishment costs were $1.5 million for the year ended December 31, 2024, and were recorded in interest expense, net in the accompanying consolidated statements of income.
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

F-38 |

The obligations under the Delek Logistics Revolving Facility are secured by first priority liens on substantially all of Delek Logistics' tangible and intangible assets.
Restrictive Terms and Covenants
Under the terms of our debt facilities, we are required to comply with usual and customary financial and non-financial covenants. Certain of our debt facilities contain limitations on future transactions such as incurrence of additional indebtedness, investments, affiliate transactions, asset acquisitions or dispositions, and dividends or distributions. As of December 31, 2025, we were in compliance with covenants on all of our debt instruments.
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of assets. As of December 31, 2025, we had no subsidiaries with restricted net assets which would prohibit earnings from being transferred to the parent company for its use.
Future Maturities
Principal maturities of Delek's third-party debt instruments for the next five years and thereafter are as follows (in millions):

Year Ended December 31,	Total
2026	$9.5
2027	221.3
2028	409.5
2029	1,943.0
2030	—
Thereafter	700.0
Total	$3,283.3
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
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business

F-39 |

qualify as NPNS pursuant to ASC 815. If we elect the NPNS exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. Our Canadian crude trading operations are accounted for as derivative instruments, and the related unrealized and realized gains and losses are recognized in other operating income, net on the consolidated statements of income. Additionally, as of and for the year ended December 31, 2025, other forward contracts accounted for as derivatives that are specific to managing crude costs rather than for trading purposes are recognized in cost of materials and other on the consolidated statements of income in our refining segment, and are included in our disclosures of commodity derivatives in the tables below.
Futures, swaps or other commodity related derivative instruments that are utilized to specifically provide economic hedges on our Canadian forward contract or investment positions are recognized in other operating income, net because that is where the related underlying transactions are reflected.
From time to time, we also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RINs commitment contracts meet the definition of derivative instruments under ASC 815 and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RINs commitment contracts are recorded in cost of materials and other on the consolidated statements of income. As of December 31, 2025, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
The following table presents the fair value of our derivative instruments as of December 31, 2025, and December 31, 2024. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our consolidated balance sheets. See Note 13 for further information regarding the fair value of derivative instruments (in millions).

		December 31, 2025		December 31, 2024
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives (1)	Other current assets	$15.0	$(16.7)	$19.5	$(22.0)
Commodity derivatives (1)	Other current liabilities	—	—	5.4	(5.4)
RINs commitment contracts (2)	Other current assets	—	—	0.3	—
RINs commitment contracts (2)	Other current liabilities	—	(2.7)	—	(5.6)
Interest rate swap derivatives	Other current assets	—	—	3.5	—
Interest rate swap derivatives	Other long-term liabilities	—	(2.3)	4.8	(5.1)
Total gross fair value of derivatives		15.0	(21.7)	33.5	(38.1)
Less: Counterparty netting and cash collateral (3)		14.3	(16.7)	19.9	(27.4)
Total net fair value of derivatives		$0.7	$(5.0)	$13.6	$(10.7)
(1)As of December 31, 2025, and December 31, 2024, we had open derivative positions representing 8,950,000 and 18,471,700 barrels, respectively, of crude oil and refined petroleum products. Additionally, as of December 31, 2025, we had no open derivative positions representing natural gas products. We had 1,495,000 MMBTU open derivative positions of natural gas products as of December 31, 2024.
(2)As of December 31, 2025, and December 31, 2024, we had open RINs commitment contracts representing 112,250,000 and 36,000,000 RINs, respectively.
(3)As of December 31, 2025, and December 31, 2024, $2.4 million and $7.5 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

F-40 |

Total gains (losses) on our non-trading commodity derivatives and RINs commitment contracts recorded in the consolidated statements of income are as follows (in millions) (3):

	Year Ended December 31,
	2025	2024	2023
Gains (losses) on hedging derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$10.8	$(9.4)	$(68.6)
(Losses) gains on interest rate derivatives not designated as hedging instruments recognized in interest expense, net (2)	(0.3)	6.0	—
Losses on non-trading physical forward contract commodity derivatives in cost of materials and other	—	—	(2.4)
Total gains (losses)	$10.5	$(3.4)	$(71.0)

(1) Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $1.0 million, $(1.4) million and $(15.3) million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2) Gains (losses) on interest rate derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $(5.6) million and $3.2 million for the years ended December 31, 2025 and 2024 , respectively. There were no unrealized gains (losses) on interest rate derivatives that are economic hedges, but not designated as hedging instruments for the year ended December 31, 2023.
(3)    See the separate table below for disclosures about "trading derivatives".

Total gains (losses) on our trading derivatives (none of which were designated as hedging instruments) recorded in other operating income, net on the consolidated statements of income are as follows (in millions):

	Year Ended December 31,
	2024	2023

Trading Physical Forward Contract Commodity Derivatives
Realized (losses) gains	$(0.1)	$8.3
Unrealized gains	—	0.2
Total	$(0.1)	$8.5

Trading Hedging Commodity Derivatives
Realized losses	$—	$(1.9)
Unrealized gains	—	2.3
Total	$—	$0.4
There were no gains (losses) on trading derivatives for the year ended December 31, 2025.

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

F-41 |

Our environmental credit obligation positions are subject to fair value accounting pursuant to our accounting policy. As part of our refining operations, we generate certain regulatory environmental credit obligations, the most notable of which are RINs. Because our obligations to provide RINs exceed the RINs we are able to generate annually on a consolidated basis, and because we have the legal ability to transfer RINs generated or purchased through any of our entities to our obligated parties as needed, we view and manage the Company’s RINs holdings on a consolidated basis. Therefore, the sum of all of our obligated parties’ Net RINs obligations and our RIN holdings at the end of each period comprises the Company’s “Consolidated Net RINs Obligation.” The Consolidated Net RINs Obligation may be a surplus (Consolidated Net RIN surplus) or deficit (Consolidated Net RIN deficit) at the end of each reporting period depending on the amount of RINs held on a consolidated basis and the amount owed to the EPA. When there is a Consolidated Net RIN deficit, we have elected to apply the fair value option using the fair value guidance provided by ASC 820. To the extent the obligations are measured at fair value they are categorized as Level 2, either directly through observable inputs or indirectly through market-corroborated inputs, and gains (losses) related to changes in fair value are recorded as a component of cost of materials and other in the consolidated statements of income. When there is a Consolidated Net RIN surplus, we value the asset at historical cost under the inventory method.
On August 22, 2025, the EPA announced its decisions on multiple outstanding small refinery exemption (“SRE”) petitions from refineries seeking an exemption from their Renewable Fuel Standard obligations for the 2016–2024 compliance years. The EPA granted Delek full and partial exemptions for substantially all of our 20 petitions for the 2019-2024 calendar years.
For the years in which Delek received a partial or complete exemption, the EPA refunded to Delek the vintage 2019-2023 RINs retired to meet those RVOs. A majority of the refunded RINs had no value due to RFS limits on the amount of RINs from previous periods that can be used to satisfy future obligations or because the RINs had expired. We were able to use some of these RINs to satisfy our Consolidated Net RINs Obligation for previous compliance periods. In addition, the exemptions granted for 2024 relieved or partially relieved Delek of its RIN obligations for certain refineries for the 2024 compliance year, allowing the company to retain or monetize the valid RINs that would have otherwise been required for compliance. Delek was not able to benefit from a majority of the refunded RINs. The relief received also was not sufficient to offset our 2025 compliance obligation and thus Delek’s refineries will need to seek relief from the EPA for the hardship imposed by the RFS for the 2025 compliance year.
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
Our RINs commitment contracts, which are forward contracts accounted for as derivatives (see Note 12 and Note 19), are future commitments to purchase or sell RINs at fixed prices and quantities. The RINs commitment contracts are categorized as Level 2, and are measured at fair value based on quoted prices from an independent pricing service.
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
The fair value of the Delek Logistics 2028 Notes is measured based on quoted market prices in an active market, defined as Level 2 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $400.0 million and $402.7 million, respectively, as of December 31, 2025, and $400.0 million and $399.1 million, respectively, at December 31, 2024.
In addition, the fair value of the Delek Logistics 2029 Notes is measured based on quoted market prices in an active market, defined as Level 2 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $1,050.0 million and $1,100.4 million, respectively, as of December 31, 2025, and $1,050.0 million and $1,086.9 million, respectively, at December 31, 2024.
Also, the fair value of the Delek Logistics 2033 Notes is measured based on quoted market prices in an active market, defined as Level 2 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $700.0 million and $716.4 million, respectively, as of December 31, 2025.

F-42 |

The fair value approximates the historical or amortized cost basis comprising our carrying value for all other financial instruments and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$15.0	$—	$15.0
Interest rate swap derivatives	—	—	—	—
RINs commitment contracts	—	—	—	—
Total assets	—	15.0	—	15.0
Liabilities
Commodity derivatives	—	(16.7)	—	(16.7)
Interest rate swap derivatives	—	(2.3)	—	(2.3)
RINs commitment contracts	—	(2.7)	—	(2.7)
Environmental credits obligation deficit	—	(107.4)	—	(107.4)
Inventory Intermediation Agreement obligation	—	(119.5)	—	(119.5)
Total liabilities	—	(248.6)	—	(248.6)
Net liabilities	$—	$(233.6)	$—	$(233.6)

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$24.9	$—	$24.9
Interest rate swap derivatives	—	8.3	—	8.3
RINs commitment contracts	—	0.3	—	0.3
Total assets	—	33.5	—	33.5
Liabilities
Commodity derivatives	—	(27.4)	—	(27.4)
Interest rate derivatives	—	(5.1)	—	(5.1)
RINs commitment contracts	—	(5.6)	—	(5.6)
Environmental credits obligation deficit	—	(30.6)	—	(30.6)
Inventory Intermediation Agreement obligation	—	(408.7)	—	(408.7)
Total liabilities	—	(477.4)	—	(477.4)
Net liabilities	$—	$(443.9)	$—	$(443.9)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of December 31, 2025, and December 31, 2024, $2.4 million and $7.5 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 12 for further information regarding derivative instruments.
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
During the second quarter of 2025, we recognized an impairment of $8.6 million related to two equity investments recorded within other non-current assets on the consolidated balance sheets. Our estimated fair value of the investments as of June 30, 2025, was based on additional funding at lower valuations. The impairment is included in other expense (income), net on the consolidated statements of income.

F-43 |

During the third quarter of 2025, we recorded an $11.6 million asset impairment related to software development costs. Our estimate of the fair value of the impaired long-lived asset as of September 30, 2025 was primarily based on the expectation that we would no longer utilize the asset and no proceeds could be obtained from the sale of the asset. Thus we recorded a full impairment of the asset
During the year ended December 31, 2024, we recorded an impairment for our three biodiesel facilities. Our estimate of the fair value of the impaired long-lived assets were primarily based on the expectation that these assets are unlikely to generate future cash flows either through continued operation or through proceeds from the sale of the assets and thus they were written down to $0.5 million, which is the estimated fair value of the land. See Note 20 for further information.
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
During the year ended December 31, 2023, we recognized right-of-use asset impairment based on fair value measurements utilized during our impairment testing. The fair value measurements were based on a combination of valuation methods including discounted cash flows, which includes estimates and assumptions for future sublease rental rates that reflect current sublease market conditions, as well as a discount rate, both of which are Level 3 inputs. See Note 25 for further information.
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

F-44 |

As of December 31, 2025, we have recorded an environmental liability of approximately $36.0 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $4.9 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2037, although some costs may extend up to 24 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines, and terminal facilities, which could result in the recognition of additional remediation liabilities.
On June 27, 2024, we settled a dispute that was in litigation related to a property that we historically operated as an asphalt and marine fuel terminal both as an owner and, subsequently, as a lessee under an in-substance lease agreement (the “License Agreement”). The settlement included the purchase of the property for $10.0 million and $42.0 million for settlement of the litigation for a total of $52.0 million. The total settlement was comprised of $24.0 million of cash paid at closing and a promissory note for $28.0 million to be paid in three equal installments of $9.3 million on each of April 1, 2025, April 1, 2026, and April 1, 2027, plus accrued interest. The settlement charge was recorded in other operating income, net in the consolidated statements of income.
The License Agreement, which provided us the license to continue operating our asphalt and marine fuel terminal operations on the property for a term of ten years and expired in June 2020, also ascribed a contractual noncontingent indemnification guarantee to certain of our wholly-owned subsidiaries related to certain incremental environmental remediation activities, predicated on the completion of certain property development activities ascribed to the lessor was formally terminated in the settlement. As a result of the termination of the License Agreement, we are no longer obligated to remove equipment from the property for certain development activities and as a result we have reversed the $17.9 million asset retirement obligation recorded in connection with the Delek/Alon Merger, effective July 1, 2017, since we own the property and intend to operate the property as an asphalt and marine fuel terminal and there was no remaining basis in the equipment. Additionally, as a result of the settlement, we reduced the non-contingent guarantee and environmental liability to $1.0 million since our risk of a contingent guarantee was eliminated and determined it appropriate to retain an accrual based on what we can reasonably estimate as the cost of the initial steps once operations cease or a cleanup is ordered. Total net gain from the property settlement was $53.4 million and was recorded in other operating income, net in the consolidated statements of income.

Environmental liabilities with payments that are fixed or reliably determinable have been discounted to present value at various rates depending on their expected payment stream. These discount rates vary from 1.59% to 2.84%. The table below summaries our environmental liability accruals (in millions):

	December 31,
	2025	2024
Discounted environmental liabilities	$32.8	$33.6
Undiscounted environmental liabilities	3.2	3.6
Total accrued environmental liabilities	$36.0	$37.2

As of December 31, 2025, the estimated future payments of environmental obligations for which discounts have been applied are as follows (in millions):

2026	$1.6
2027	1.6
2028	1.6
2029	1.6
2030	1.5
Thereafter	28.1
Discounted environmental liabilities, gross	36.0
Less: Discount applied	3.2
Discounted environmental liabilities	$32.8

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

F-45 |

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
Insurance proceeds and other recoveries of $20.7 million was recognized as a gain, in excess of property damage losses during the year ended December 31, 2024. No insurance proceeds and other recoveries were recorded during the years ended December 31, 2025 and 2023. Such gain is included in insurance proceeds and other operating income, net in the consolidated statements of income. In addition, during the year ended December 31, 2023, we recognized a gain of $1.1 million, related to business interruption claims. No business interruption claims were recorded for the years ended December 31, 2025 and 2024. Such gains are included in insurance proceeds in the consolidated statements of income. An additional $10.6 million of other recoveries was recognized as a gain, related to business interruption claims, during the year ended December 31, 2024. Such gain are included in other operating income, net in the consolidated statements of income. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to recover the final proceeds of insurance claims is ongoing and may result in additional future recognition of insurance recoveries.
Big Spring Refinery Fire
On November 29, 2022, our Big Spring refinery experienced a fire in its diesel hydrotreater unit. The facility suffered operational disruptions as a result of the fire. We incurred repair costs that was recoverable under property and casualty insurance policies. A $7.4 million and $6.5 million gain was recognized in excess of these losses, during the years ended December 31, 2024 and 2023, respectively. This gain is included in insurance proceeds in the consolidated statements of income. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to recover the final proceeds of insurance claims is ongoing and may result in additional future recognition of insurance recoveries.
Winter Storm Uri
During February 2021, we experienced a severe weather event ("Winter Storm Uri") which temporarily impacted operations at all of our refineries. Due to the extreme freezing conditions, we experienced reduced throughputs at our refineries as there was a disruption in the crude supply, as well as damages to various units at our refineries requiring additional operating and capital expenditures. We recognized $1.0 million and $3.8 million as a gain, in excess of these losses during the years ended December 31, 2024 and 2023, respectively. In addition, during the year ended December 31, 2023, we also recognized a gain of $8.9 million related to business interruption claims. No business interruption claims were recognized during the years ended December 31, 2025 and 2024. Such gains are included in insurance proceeds in the consolidated statements of income. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Work to recover the final proceeds of insurance claims is ongoing and may result in additional future recognition of insurance recoveries.
Crude Oil and Other Releases
We have experienced several crude oil and other releases involving our assets. There were no material releases that occurred during the years ended December 31, 2025 and 2024. For releases that occurred in prior years, we have received regulatory closure or a majority of the cleanup and remediation efforts are substantially complete. We do not anticipate material costs associated with any fines or penalties or to complete activities that may be needed to achieve regulatory closure. Expenses incurred for the remediation of these crude oil and other releases are included in operating expenses in our consolidated statements of income.
Asset Retirement Obligations
The reconciliation of the beginning and ending carrying amounts of asset retirement obligations is as follows (in millions):

	December 31,
	2025	2024
Beginning balance	$24.7	$36.4
Liabilities acquired	6.0	4.9
Revision in estimated cash flows	—	(18.1)
Accretion expense	3.3	1.5
Ending balance	$34.0	$24.7

15. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

F-46 |

Significant components of Delek's continuing operations deferred tax assets (liabilities) reported in the accompanying consolidated financial statements as of December 31, 2025 and 2024 were as follows (in millions):

	December 31,
	2025	2024
Non-Current Deferred Taxes:
Property, plant and equipment, and intangibles	$(218.8)	$(237.4)
Right-of-use asset	(19.0)	(23.7)
Partnership and equity investments	(213.1)	(188.2)
Total deferred tax liabilities	(450.9)	(449.3)
Interest expense limitation under 163j	109.3	112.7
Compensation and employee benefits	23.3	10.3
Net operating loss carryforwards	111.2	134.8
Tax credit carryforwards	8.2	11.3
Deferred revenues	10.3	15.7
Lease obligation	23.5	27.7
Reserves and accruals	28.5	10.5
Derivatives and hedging	3.1	0.8
Inventories	2.6	1.0
Other	—	(3.8)
Total deferred tax assets	320.0	321.0
Valuation allowance	(87.0)	(86.5)
Total net deferred tax liabilities	$(217.9)	$(214.8)

F-47 |

The difference between the actual income tax expense and the tax expense computed by applying the statutory federal income tax rate to income was attributable to the following (in millions):

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Rate	$8.2	21.0%	$(148.2)	21.0%	$3.5	21.0%
State income tax benefit, net of federal tax provision (1)	(9.4)	(24.3)%	(0.6)	0.1%	4.6	27.9%
Foreign Tax Effects
Canada	—	—%	—	—%	(0.4)	(2.6)%
Tax Credits
Energy Related Credits	—	—%	(3.9)	0.5%	(8.9)	(53.5)%
Research & Development Credit	(1.1)	(2.7)%	(1.2)	0.2%	(0.6)	(3.3)%
Other General Business Credits	(0.1)	(0.3)%	(0.1)	—%	(0.2)	(1.3)%
Changes in valuation allowance	3.7	9.6%	0.1	—%	(0.1)	(0.9)%
Nontaxable or Nondeductible Items
Income tax (benefit) expense attributable to non-controlling interest	(14.0)	(36.1)%	(8.6)	1.2%	(6.0)	(36.0)%
Goodwill impairment	—	—%	44.6	(6.3)%	—	—%
Officers compensation limitation	4.9	12.6%	1.7	(0.2)%	3.2	19.0%
Share-based payment awards	1.5	4.0%	2.5	(0.4)%	1.6	9.7%
Other	0.5	1.3%	1.6	(0.2)%	0.2	1.0%
Changes in Unrecognized Tax Benefits	1.9	5.0%	(0.1)	—%	—	—%
Other adjustments	(2.9)	(7.6)%	4.3	(0.6)%	0.1	1.2%
Effective Tax Rate	$(6.8)	(17.5)%	$(107.9)	15.3%	$(3.0)	(17.8)%
(1) State taxes in Arkansas, Louisiana, Tennessee, and Texas made up the majority (greater than 50 percent) of the tax effect in this category for the years ending December 31, 2025. State taxes in Arkansas, Tennessee, and Texas made up the majority (greater than 50 percent) of the tax effect in this category for the years ending December 31, 2024 and 2023.

Pretax income was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023

Domestic	$37.7	$(705.4)	$38.1
Foreign	1.2	(0.6)	(21.5)
	$38.9	$(706.0)	$16.6

Income tax expense (benefit) was as follows (in millions):

F-48 |

	Year Ended December 31,
	2025	2024	2023
Current
U.S. Federal	$3.8	$(3.8)	$2.6
U.S. state and local	(0.3)	(0.5)	1.0
Foreign	0.2	—	(5.0)
Total current income tax expense (benefit)	$3.7	$(4.3)	$(1.4)
Deferred
U.S. Federal	$(1.0)	$(107.4)	$(7.9)
U.S. state and local	(9.5)	3.9	6.3
Foreign	—	(0.1)	—
Total deferred income tax expense (benefit)	$(10.5)	$(103.6)	$(1.6)
Total income tax expense (benefit)	$(6.8)	$(107.9)	$(3.0)

Income taxes paid (net of refunds) exceeded five percent of total income taxes paid (net of refunds) in the following jurisdictions:

	Year Ended December 31,
	2025		2024		2023
	Amount	Threshold	Amount	Threshold	Amount	Threshold
U.S. Federal	$—	*	$—	*	$(11.4)

U.S. state and local:
Alabama	—	*	(1.5)		—	*
Louisiana	0.1		(1.3)		—	*
Tennessee	—	*	(1.2)		2.7
Texas	0.2		2.5		3.0
Other - state and local (1)	0.1		(0.1)		(0.3)

Foreign:
Canada	(0.5)		—	*	1.0
Israel	0.1		0.1		0.2
Total	$—		$(1.5)		$(4.8)

•Jurisdiction below the threshold for the period presented

(1) Immaterial payments are included in Other - state and local.

We carry valuation allowances against certain state deferred tax assets and net operating losses that may not be recoverable with future taxable income. We also carry valuation allowances related to basis differences that may not be recoverable. During the years ended December 31, 2025 and 2024, we recorded an increase to the valuation allowance of $0.5 million and $3.2 million, respectively. The 2025 valuation allowance increase was driven by changes in state attributes and the Section 163(j) interest limitation, while the 2024 increase was primarily driven by changes in state attributes.
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
Federal net operating loss and credit carryforwards at December 31, 2025 totaled $124.9 million and $3.1 million. Federal net operating losses have an indefinite carryforward life, and federal tax credit carryforwards will begin expiring in 2030. State net operating loss and credit

F-49 |

carryforwards at December 31, 2025 totaled $1,882.6 million and $5.1 million, respectively, a portion of which are subject to a valuation allowance. State net operating losses and tax credit carryforwards will begin expiring in 2026.
Delek files a consolidated U.S. federal income tax return, as well as income tax returns in various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years through 2017. The Congressional Joint Committee has completed its review of the Company’s federal income tax returns for tax years 2015 – 2020, with no material adjustments identified. Alon USA Partners, LP is currently under audit by the IRS for tax year 2019. Delek is also under audit in various state jurisdictions for tax years 2016 through 2019. No material adjustments have been identified to date.
Increases and decreases to unrecognized tax benefits, which includes interest and penalties, were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Balance at the beginning of the year	$6.9	$10.9	$7.0
Additions based on tax positions related to current year	—	0.2	4.3
Additions for tax positions related to prior years and acquisitions	2.6	0.4	0.2
Reductions for tax positions related to prior years	(0.2)	(0.1)	(0.2)
Reductions for tax positions related to lapse of applicable statute of limitations	(0.3)	(4.5)	(0.4)
Balance at the end of the year	$9.0	$6.9	$10.9

The amount of the unrecognized benefit above, that if recognized would change the effective tax rate, is $8.0 million and $6.0 million as of December 31, 2025 and 2024, respectively.
Delek recognizes accrued interest and penalties related to unrecognized tax benefits as an adjustment to the current provision for income taxes. We recognized interest expense of $0.1 million, $0.2 million, and $0.2 million related to unrecognized tax benefits during the years ended December 31, 2025, 2024 and 2023, respectively. The total recognized liability for interest was $1.4 million and $1.3 million as of December 31, 2025 and 2024, respectively.
16. Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 8). Transactions with our related parties were as follows for the periods presented (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenues (1)	$109.7	$121.7	$105.2
Cost of materials and other (2)	$172.1	$200.9	$197.5
(1)Consists primarily of asphalt sales which are recorded in the refining segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

17.  Goodwill and Intangible Assets
Goodwill
We performed our annual goodwill impairment review in the fourth quarter of 2025, 2024 and 2023. This review was performed at the reporting unit level, which is at or one level below our operating segment. For a quantitative assessment, we estimated the value of each of our reporting units using a discounted cash flows ("DCF") analysis and a multiple of expected future cash flows, such as those used by third-party analysts. The DCF analysis included a market participant weighted average cost of capital, forecasted crack spreads, future volumes, gross margin, capital expenditures, and long-term growth rate based on historical information and our best estimate of future forecasts. The market approach involves significant judgment, including selection of an appropriate peer group, selection of valuation multiples, and determination of the appropriate weighting in our valuation model.
With respect to the goodwill associated with the reporting units within the refining segment, we performed a qualitative assessment in 2025 and 2023 and a quantitative assessment in 2024. Based on the qualitative assessment performed, we determined it was not more likely than not that the fair value of any reporting unit was less than its carrying value. Our 2024 quantitative testing of goodwill did not identify any impairments other than our Krotz Springs reporting unit, which reported a goodwill impairment charge of $212.2 million. The impairment was primarily driven by depressed crack spread pricing in the near term combined with an increased discount rate.

F-50 |

With respect to the goodwill associated with the reporting units within the logistics segment, we performed a qualitative assessment in 2025 and 2024. Based on the qualitative assessment performed, we determined it was not more likely than not that the fair value of any reporting unit was less than its carrying value. For 2023, we performed a quantitative assessment on the Delaware Gathering reporting unit and a qualitative assessment for our other reporting units. Our 2023 testing of goodwill did not identify any impairments other than our Delaware Gathering reporting unit, which reported a goodwill impairment charge of $14.8 million. The impairment was primarily driven by the significant increases in interest rates and timing of system connections with our producer customers.
The annual impairment review result in no impairment charge for the year ended December 31, 2025 and impairment charges of $212.2 million and $14.8 million for the years ended December 31, 2024 and 2023, respectively, which are included in asset impairment in the consolidated statements of income.
A summary of our goodwill by segment is as follows (in millions):

		Refining	Logistics	Corporate, Other and Eliminations	Total
Gross goodwill balance		$801.3	$27.0	$—	$828.3
Accumulated impairment losses		(126.0)	(14.8)	—	(140.8)
Balance,	December 31, 2023	675.3	12.2	—	687.5
Goodwill Impairment		(212.2)	—	—	(212.2)
Gross goodwill balance		801.3	27.0	—	828.3
Accumulated impairment losses		(338.2)	(14.8)	—	(353.0)
Balance,	December 31, 2024	463.1	12.2	—	475.3
Goodwill Impairment		—	—	—	—
Gross goodwill balance		801.3	27.0	—	828.3
Accumulated impairment losses		(338.2)	(14.8)	—	(353.0)
Balance,	December 31, 2025	$463.1	$12.2	$—	$475.3

Intangibles
A summary of our identifiable intangible assets are as follows (in millions):

	As of December 31, 2025				As of December 31, 2024
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible Assets subject to amortization:
Supply contract	4.8 years	$4.8	$(1.3)	$3.5	$4.8	$(0.3)	$4.5
Third-party fuel supply agreement	10 years	49.0	(41.7)	7.3	49.0	(36.7)	12.3
Rights-of-way	8 - 86.6 years	23.7	(2.3)	21.4	15.0	(1.9)	13.1
Customer relationships	11.6 years - 32.2 years	302.5	(69.5)	233.0	234.2	(47.3)	186.9
Intangible assets not subject to amortization:
Rights-of-way	Indefinite	126.4		126.4	90.7		90.7
Line space history	Indefinite	12.0		12.0	12.0		12.0
Refinery permits	Indefinite	2.1		2.1	2.1		2.1
Total		$520.5	$(114.8)	$405.7	$407.8	$(86.2)	$321.6

Amortization of intangible assets was $28.6 million, $24.6 million and $23.7 million during the years ended December 31, 2025, 2024 and 2023, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of income.

F-51 |

Amortization expense for the next five years is estimated to be as follows (in millions):

2026	$28.6
2027	$26.2
2028	$23.7
2029	$23.2
2030	$22.7

18.  Property, Plant and Equipment
Property, plant and equipment, at cost, consist of the following (in millions):

	December 31,
	2025	2024
Land	$45.9	$41.2
Building and building improvements	57.7	53.4
Refinery machinery and equipment	2,479.9	2,349.1
Pipelines and terminals	1,937.8	1,454.1
Refinery turnaround costs	652.7	526.6
Other equipment	159.8	187.6
Construction in progress	253.1	336.4
	$5,586.9	$4,948.4
Less: accumulated depreciation	(2,314.4)	(2,008.4)
	$3,272.5	$2,940.0

Depreciation of property, plant and equipment assets was $366.3 million, $347.7 million and $314.5 million during the years ended December 31, 2025, 2024 and 2023, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of income.
19. Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	December 31, 2025	December 31, 2024
Prepaid expenses	$55.8	$69.2
Income and other tax receivables	7.2	6.7
Short-term derivative assets (see Note 12)	0.7	8.8
Other	3.8	0.8
Total	$67.5	$85.5

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	December 31, 2025	December 31, 2024
Product financing agreements	$243.8	$185.9
Crude purchase liabilities	182.5	193.9
Consolidated Net RINs deficit(1) (see Note 13)	107.4	30.6
Income and other taxes payable	86.5	101.1
Employee costs	73.3	43.2
Deferred revenue	71.0	6.9
Short-term derivative liabilities (see Note 12)	2.7	5.6
Other	91.7	82.3
Total	$858.9	$649.5
(1)Inclusive of RIN lower of cost or market reserve of $7.7 million for the year ended December 31, 2025.

F-52 |

20. Restructuring and Other Charges
During the fiscal year 2022, we initiated a cost optimization plan to improve efficiencies and align our workforce with strategic activities and operations. The recorded costs include an accrual of $0.2 million and $10.4 million as of December 31, 2025 and 2024, respectively.
Included in our restructuring costs are expenses related to certain equity compensation awards. As of December 31, 2025 these awards were recorded as equity based on management's intention to settle the awards in shares. These awards were previously recorded as a liability based on the discretion and ability of management to settle the awards in cash.
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
During the year ended December 31, 2024, we made a strategic decision to abandon certain capital projects included in construction in progress that no longer fit our core objectives. As a result, we recognized a loss of $14.1 million in the year ended December 31, 2024 which was recorded in other operating (income) loss, net in the consolidated statements of income. In addition, we recognized impairment charges totaling $9.2 million related to certain pipeline assets because it is no longer probable these assets will be utilized.
During the year ended December 31, 2024, we recorded a bonus accrual for certain employees, including executives, determined to be key to our planned go-forward operations and achievement of certain corporate and strategic milestones provided that they remain through various requisite service periods for a total of $12.3 million of which $8.3 million was recorded in general and administrative expenses and $4.0 million was recorded in operating expenses in the consolidated statements of income.
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
The detail of restructuring costs is as follows (in millions):

		Year Ended December 31, 2025
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees, severance costs, and equity based compensation	General and administrative expenses	$0.2	$—	$65.9	$66.1
Other	Cost of materials and other	0.5	—	—	0.5
Severance costs and equity based compensation	Operating expenses	0.4	—	17.1	17.5
Pension settlement	Other operating (income) loss, net	—	—	2.1	2.1
Asset write-off	Other operating (income) loss, net	0.3	—	0.3	0.6
Total		$1.4	$—	$85.4	$86.8

		Year Ended December 31, 2024
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees, severance costs, bonus expense and equity based compensation	General and administrative expenses	$—	$—	$13.0	$13.0
Severance costs and bonus expense	Operating expenses	0.4	—	4.0	4.4
Impairment	Asset impairment	22.1	—	9.2	31.3
Asset write-off	Other operating income, net	14.1	—	—	14.1
Total		$36.6	$—	$26.2	$62.8

F-53 |

		Year Ended December 31, 2023
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees and severance costs	General and administrative expenses	$0.3	$0.4	$12.8	$13.5
Other	Cost of materials and other	1.2	—	—	1.2
Impairment	Asset impairment	—	—	23.1	23.1
Total		$1.5	$0.4	$35.9	$37.8

Accumulated Restructuring Costs
The following table summarizes (in millions) the restructuring costs recognized in the Company's consolidated statements of income since inception of the the restructuring plan in fiscal year 2022 through the year ended December 31, 2025, excluding discontinued operations:

Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Total
Consulting fees, severance costs, and equity based compensation	General and administrative expenses	$0.5	$0.4	$104.2	$105.1
Other	Cost of materials and other	1.7	—	—	1.7
Severance costs and equity based compensation	Operating expenses	0.8	—	21.1	21.9
Impairment	Asset impairment	22.1	—	32.3	54.4
Pension settlement	Pension settlement	—	—	2.1	2.1
Asset write-off	Other operating (income) loss, net	14.4	—	0.3	14.7
Total		$39.5	$0.4	$160.0	$199.9

Restructuring Costs Liability Roll-forward:
The following table presents the movement of the restructuring liability, within the consolidated balance sheets (in millions):

Type of Costs	Statement of Income Location	Year Ended December 31, 2024	Expense	Payments	Other	Year Ended December 31, 2025
Consulting fees, severance costs, and equity based compensation	General and administrative expenses	$6.6	$66.1	$(28.3)	$(44.2)	$0.2
Other	Cost of materials and other	—	0.5	(0.5)	—	—
Severance costs and equity based compensation	Operating expenses	3.8	17.5	(5.3)	(16.0)	—
Pension settlement	Other operating (income) loss, net	—	2.1		(2.1)	—
Asset write-off	Other operating (income) loss, net	—	0.6	—	(0.6)	—
Total		$10.4	$86.8	$(34.1)	$(62.9)	$0.2

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

F-54 |

Delek US Holdings, Inc. 2016 Long-Term Incentive Plan
On May 5, 2016, our stockholders approved our 2016 Long-Term Incentive Plan (the “2016 Plan”) to succeed our 2006 Plan. The 2016 Plan allows Delek to grant stock options, SARs, restricted stock, RSUs, performance awards and other stock-based awards of up to 17,010,000 shares of Delek's common stock to certain directors, officers, employees, consultants and other individuals who perform services for Delek or its affiliates. Stock options and SARs issued under the 2016 Plan are granted at prices equal to (or greater than) the fair market value of Delek's common stock on the grant date and are generally subject to a vesting period of one year or more. No awards will be made under the 2016 Plan after May 5, 2026.
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

2024 Grants
(Graded Vesting - 2 years)
Expected volatility	61.59%
Dividend yield	3.70%
Expected term	5.75 years
Risk free rate	4.03%
Fair value per share	$11.66
Stock Option and SAR Activity
The following table summarizes our Incentive Plans stock option and SAR activity for the years ended December 31, 2025, 2024 and 2023:

	Number of Shares Under Option	Weighted-Average Strike Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options and SARs outstanding, December 31, 2022	1,527,045	$35.17
Exercised	(51,200)	$25.06
Forfeited	(259,730)	$37.34
Options and SARs outstanding, December 31, 2023	1,216,115	$35.14
Granted	230,000	$26.50
Exercised	(33,150)	$25.81
Forfeited	(172,400)	$38.91
Options and SARs outstanding, December 31, 2024	1,240,565	$33.25
Exercised	(501,275)	$28.62
Forfeited	(209,900)	$37.75
Options and SARs outstanding, December 31, 2025	529,390	$35.86	3.6	$1.0

Vested options and SARs exercisable, December 31, 2025	414,390	$38.45	2.4	$0.6
Vested options and SARs exercisable, December 31, 2024	1,010,565	$34.79	3.1	$0.1

F-55 |

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

	2025 Grants	2024 Grants	2023 Grants
Expected volatility	37.85% - 48.15%	51.41%	57.61% - 64.46%
Expected term	0.15 - 2.81 years	2.81 years	1.81 - 2.81 years
Risk free rate	3.66% - 4.10%	4.25%	4.32% - 4.60%
Fair value per share	$26.87	$35.69	$24.95

The following table summarizes the RSU and PRSU activity under the Incentive Plans for the years ended December 31, 2025, 2024 and 2023:

		Number of RSUs and PRSUs	Weighted-Average Grant Date Price	Total Fair Value: In Millions
Balance	December 31, 2022	2,621,333	$26.85
Granted		1,446,101	$24.17
Vested		(667,597)	$26.38	$17.6
Forfeited		(539,850)	$27.89
Performance Not Achieved		(350,939)	$10.58
Balance	December 31, 2023	2,509,048	$27.48
Granted		1,224,602	$26.47
Vested		(836,331)	$25.27	$21.1
Forfeited		(303,865)	$25.98
Performance Not Achieved		(251,696)	$34.56
Balance	December 31, 2024	2,341,758	$27.17
Granted (1)		1,967,079	$21.58
Vested		(1,205,864)	$24.86	$30.0
Forfeited		(393,939)	$23.66
Performance Not Achieved		(139,535)	$34.70
Balance	December 31, 2025	2,569,499	$24.11
(1) Includes awards granted related to certain restructuring plans previously recorded as a liability. These awards were reclassified as equity in the fourth quarter of 2025. Refer to Note 20 Restructuring and Other Charges for further information.

Compensation Expense Related to Equity-based Awards Granted Under the Incentive Plans
Compensation expense for Delek equity-based awards amounted to $79.0 million, $27.8 million and $23.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in general and administrative expenses and operating expenses in the accompanying consolidated statements of income. These amounts exclude amounts related to discontinued operations of $1.6 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. We recognized income tax (benefit) expense for equity-based awards of $(2.0) million, $(3.1) million and $(2.0) million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, there was $27.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.3 years.

F-56 |

The aggregate intrinsic value, which represents the difference between the underlying stock's market price and the award's exercise price, of the share-based awards exercised or vested during the years ended December 31, 2025, 2024 and 2023 was $34.7 million, $20.1 million and $16.3 million, respectively. During the years December 31, 2025, 2024 and 2023, respectively, we issued net shares of common stock of 902,384, 589,300 and 450,123 as a result of exercised or vested equity-based awards. These amounts are net of 735,557, 256,865 and 223,645 shares, respectively, withheld to satisfy employee tax obligations related to the exercises and vesting for the years ended December 31, 2025, 2024 and 2023. Delek paid approximately $9.6 million, $5.5 million and $4.5 million, respectively, of taxes in connection with the settlement of these awards for the years ended December 31, 2025, 2024 and 2023. We issue new shares of common stock upon exercise or vesting of share-based awards.
Delek Logistics GP, LLC 2012 Long-Term Incentive Plan
Logistics GP maintains a unit-based compensation plan for officers, directors and employees of Logistics GP or its affiliates and certain consultants, affiliates of Logistics GP or other individuals who perform services for Delek Logistics. The Delek Logistics GP, LLC 2012 Long-Term Incentive Plan ("Logistics LTIP") permits the grant of unit options, restricted units, phantom units, unit appreciation rights, distribution equivalent rights, other unit-based awards, and unit awards. Awards granted under the Logistics LTIP will be settled with Delek Logistics units. The Logistics GP board of directors has authorized for issuance under the Logistics LTIP of up to 912,207 common units representing limited partner interests in Delek Logistics. The term of the Logistics LTIP was also extended to June 9, 2031. Equity-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of income and is immaterial for the years ended December 31, 2025, 2024 and 2023.
22.  Shareholders' Equity
Dividends
For 2025, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
February 18, 2025	$0.255	March 3, 2025	March 10, 2025
April 29, 2025	$0.255	May 12, 2025	May 19, 2025
July 30, 2025	$0.255	August 11, 2025	August 18, 2025
October 29, 2025	$0.255	November 10, 2025	November 17, 2025
February 18, 2026	$0.255	March 2, 2026	March 9, 2026

Stock Repurchase Program
Our Board of Directors has authorized a share repurchase program under which repurchases of Delek common stock may be executed through open market transactions or privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases are made at the discretion of management and will depend on prevailing share prices, general economic and market conditions, and other considerations. The authorization has no expiration date. During the years ended December 31, 2025 and 2024, 3,839,968 and 2,168,196 shares, respectively, of our common stock were repurchased and cancelled at the time of the transaction for a total of $79.4 million and $41.5 million, respectively. As of December 31, 2025, there was $464.2 million of authorization remaining under Delek's aggregate stock repurchase program.
23.  Postretirement Benefits
Pension Plans
We have had two defined benefit pension plans for certain Alon employees. The benefits are based on years of service and the employee’s final average monthly compensation. Our funding policy is to contribute annually no less than the minimum required nor more than the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those benefits expected to be earned in the future. Both plans are closed to new participants.
On August 1, 2024, the Board of Directors approved terminating the Alon USA Pension Plan, effective December 31, 2024, subject to approval by the Internal Revenue Service. In 2025, we received all necessary legal and regulatory approvals to terminate the plan. In December 2025, we purchased annuities or made lump sum payments, at the election of the plan participants, in the aggregate amount of $94.2 million to settle the benefit obligation related to the Alon USA Pension plan.
The pre-tax amounts related to the defined benefit plans recognized as pension benefit liability in the consolidated balance sheets as of December 31, 2025 was $1.7 million.

F-57 |

Financial information related to our pension plans is presented below (in millions):

	Year Ended December 31,
	2025	2024
Change in projected benefit obligation:
Benefit obligation at beginning of year	$98.9	$106.7
Interest cost	5.2	5.0
Actuarial (gain) loss	(2.6)	(6.7)
Benefits paid	(6.1)	(6.0)
Other (effect of curtailment/settlement)	(94.2)	(0.1)
Projected benefit obligations at end of year	$1.2	$98.9
Change in plan assets:
Fair value of plan assets at beginning of year	$97.5	$104.2
Actual return on plan assets	5.7	(0.7)
Employer contribution	—	0.1
Benefits paid	(6.1)	(6.0)
Other (effect of curtailment/settlement)	(94.2)	(0.1)
Fair value of plan assets at end of year	$2.9	$97.5
Reconciliation of funded status:
Fair value of plan assets at end of year	$2.9	$97.5
Less projected benefit obligations at end of year	1.2	98.9
Over (under)-funded status at end of year	$1.7	$(1.4)

The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost were as follows (in millions):

	Year Ended December 31,
	2025	2024
Net actuarial (gain) loss	$(0.1)	$5.3
Accumulated other comprehensive (gain) loss at end of year	$(0.1)	$5.3

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans were as follows (in millions):

	Year Ended December 31,
	2025	2024
Projected benefit obligation	$1.2	$98.9
Accumulated benefit obligation	$1.2	$98.9
Fair value of plan assets	$2.9	$97.5

The weighted-average assumptions used to determine benefit obligations were as follows:

	Year Ended December 31,
	2025	2024
Discount rate	5.35%	5.50%

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
The weighted-average assumptions used to determine net periodic benefit costs were as follows:

	Year Ended December 31,
	2025	2024	2023
Discount rate	5.50%	4.90%	5.10%
Expected long-term rate of return on plan assets	N/A	5.25%	5.55%

F-58 |

The components of net periodic benefit cost related to our benefit plans consisted of the following (in millions):

	Year Ended December 31,
Components of net periodic benefit:	2025	2024	2023
Interest cost	$5.2	$5.0	$5.3
Expected return on plan assets	(5.0)	(5.1)	(5.4)
Amortization of net gain	—	—	(0.1)
Effect of settlement	2.1	—	—
Net periodic benefit	$2.3	$(0.1)	$(0.2)

The service cost component of net periodic benefit is included as part of general and administrative expenses in the accompanying statements of income. The other components of net periodic benefit are included as part of other operating income, net.
The weighted-average asset allocation of our pension benefits plan assets were as follows:

	Year Ended December 31,
	2025	2024
Investments in common collective trust consisting of:
Fixed-income	100.0%	100.0%
Total	100.0%	100.0%

The fair value of our pension assets by category were as follows (in millions):

	Quoted Prices in Active Markets For Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Consolidated Total
Year Ended December 31, 2025
Fixed-income	$—	$2.9	$—	$2.9
Total	$—	$2.9	$—	$2.9
Year Ended December 31, 2024
Fixed-income	—	97.5	—	97.5
Total	$—	$97.5	$—	$97.5

We made no contributions to the pension plans for the year ended December 31, 2025, and expect $0.5 million contributions to be made to the pension plans in 2026. There were no employee contributions to the plans. The benefits expected to be paid in each year 2026–2030 are $1.0 million, $0.1 million, $0.0 million, $0.0 million and $0.0 million, respectively. The aggregate benefits expected to be paid in the five years from 2031–2035 are $0.1 million. The expected benefits are based on the same assumptions used to measure our benefit obligation at December 31, 2025 and include estimated future employee service.
401(k) Plans
For the years ended December 31, 2025, 2024 and 2023, we sponsored a voluntary 401(k) Employee Retirement Savings Plans for eligible employees. Employees must be at least 19 years of age and eligibility to participate in the plan is immediate upon employment. Employee contributions are matched on a fully-vested basis by us up to a maximum of 10% on 6% of eligible compensation. Eligibility for the Company matching contribution begins immediately upon employment with vesting after one year of service. For the years ended December 31, 2025, 2024 and 2023, the 401(k) plans expense recognized was $23.4 million, $24.8 million and $13.3 million, respectively. These amounts exclude amounts related to discontinued operations of $1.3 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively.
Postretirement Medical Plan
In addition to providing pension benefits, Alon has an unfunded postretirement medical plan covering certain health care and life insurance benefits for certain employees of Alon that retired prior to January 2, 2017, who met eligibility requirements in the plan documents. This plan is closed to new participants. The health care benefits in excess of certain limits are insured. The accrued benefit liability related to this plan reflected in the consolidated balance sheet was $0.3 million and $0.4 million at December 31, 2025 and 2024, respectively.

F-59 |

24. Selected Quarterly Financial Data (Unaudited)
Quarterly financial information for the years ended December 31, 2025 and 2024 is summarized below. The sum of the quarterly results may differ from the annual results presented on our consolidated statements of income due to rounding. The quarterly financial information summarized below has been prepared by Delek's management and is unaudited (in millions, except per share data).

	For the Three Month Periods Ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Net revenues	$2,641.9	$2,764.6	$2,887.0	$2,429.4
Operating (loss) income	$(125.8)	$(33.5)	$295.7	$164.6
Net (loss) income from continuing operations	$(158.2)	$(89.3)	$195.1	$98.1
Net (loss) income	$(158.5)	$(90.1)	$194.8	$97.1
Net (loss) income attributable to Delek	$(172.7)	$(106.4)	$178.0	$78.3
Basic (loss) income per share from continuing operations	$(2.78)	$(1.75)	$2.96	$1.32
Diluted (loss) income per share from continuing operations	$(2.78)	$(1.75)	$2.93	$1.28

	For the Three Month Periods Ended
	3/31/2024 (1)	6/30/2024 (1)	September 30, 2024	December 31, 2024
Net revenues	$3,128.0	$3,308.1	$3,042.4	$2,373.7
Operating income (loss)	$29.2	$4.6	$(121.9)	$(403.4)
Net loss from continuing operations	$(28.4)	$(33.8)	$(134.8)	$(401.1)
Net loss	$(25.2)	$(26.1)	$(67.5)	$(402.1)
Net loss attributable to Delek	$(32.6)	$(37.2)	$(76.8)	$(413.8)
Basic loss per share from continuing operations	$(0.56)	$(0.70)	$(2.25)	$(6.53)
Diluted loss per share from continuing operations	$(0.56)	$(0.70)	$(2.25)	$(6.53)
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
Some of our lease agreements include a rate based on equipment usage and others include a rate with fixed increases or inflationary index based increases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. We rent or sublease certain machinery and equipment to third parties. Our sublease portfolio consists primarily of operating leases within our crude storage equipment.
As of December 31, 2025, $16.8 million of our net property, plant, and equipment balance is subject to an operating lease to a third party. This agreement does not include options for the lessee to purchase our leasing equipment, nor does it include any material residual value guarantees or material restrictive covenants.
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

F-60 |

The following table presents additional information related to our leases in accordance ASC 842, Leases ("ASC 842"):

(in millions)	Year Ended December 31,
	2025	2024	2023
Lease Cost
Operating lease costs	$47.8	$54.6	$63.8
Finance lease costs:(1)
Amortization of leased assets	7.3	—	—
Interest on lease liabilities	1.9	—	—
Total finance lease cost	9.2	—	—

Short-term lease costs (2)	59.8	64.8	46.1
Sublease income	(9.2)	(9.3)	(3.5)
Net lease costs	$107.6	$110.1	$106.4

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (1)	$(50.0)	$(58.5)	$(60.5)
Leased assets obtained in exchange for new operating lease liabilities	$22.9	$15.1	$50.1
Leased assets obtained in exchange for new financing lease liabilities	$33.6	$0.9	$1.4

		December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years) operating leases		4.2	3.6
Weighted-average remaining lease term (years) financing leases		3.7	5.6
Weighted-average discount rate operating leases (3)		6.5%	6.2%
Weighted-average discount rate financing leases (3)		6.8%	4.5%
(1) An immaterial amount of financing lease cost was included in operating lease cost during the years ended 2023 and 2024.
(2) Includes an immaterial amount of variable lease cost.
(3) Our discount rate is primarily based on our incremental borrowing rate in accordance with ASC 842.

The following is an estimate of the maturity of our lease liabilities for operating and financing leases having remaining noncancelable terms in excess of one year as of December 31, 2025 (in millions) under the lease guidance ASC 842:

Maturity of Lease Liabilities	Operating	Finance
12 months or less	$30.9	$11.9
13-24 months	27.6	11.9
25-36 months	9.5	8.8
37-48 months	5.0	5.8
49- 60 months	2.8	2.7
Thereafter	9.2	0.1
Total Future Lease Payments	85.0	41.2
Less: Interest	11.7	4.5
Present Value of Lease Liabilities	$73.3	$36.7

26. Subsequent Events
On January 30, 2026, we entered into asset purchase agreements with Delek Logistics, (collectively referred to as “the Intercompany Agreements”), pursuant to which we agreed to acquire a Tyler refinery tank for total consideration of $19.0 million (the “Tyler Tank Purchase”) and El Dorado tank and terminal assets for total consideration of $66.0 million (the “El Dorado Terminal Purchase”). The Tyler Tank Purchase and the El Dorado Terminal Purchase are expected to close on April 1, 2026 and October 1, 2027, respectively, in each case subject to the satisfaction of customary closing conditions. Under the Intercompany Agreements, the consideration may be paid in a combination of cash and equity, with up to $20.0 million of the aggregate consideration payable through the return of Delek Logistics common units. In addition, pursuant to the Intercompany Agreements, Delek will waive Omnibus fees for an aggregate of $4.0 million during the first two quarters of 2026.

F-61 |

Item 16. Form 10-K Summary
ITEM 16. FORM 10-K SUMMARY
None.

98 |

Signatures
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Delek US Holdings, Inc.

By: /s/ Mark Hobbs
Mark Hobbs
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: February 27, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 27, 2026:

/s/ Ezra Uzi Yemin
Ezra Uzi Yemin
Chairman

/s/ Avigal Soreq
Avigal Soreq
Director (Chair), President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert Wright
Robert Wright
Executive Vice President, Deputy Chief Financial Officer
(Principal Accounting Officer)

/s/ William J. Finnerty
William J. Finnerty
Director

/s/ Richard J. Marcogliese
Richard J. Marcogliese
Director

/s/ Leo Moreno
Leo Moreno
Director

/s/ Christine Benson Schwartzstein
Christine Benson Schwartzstein
Director

/s/ Gary M. Sullivan, Jr.
Gary M. Sullivan, Jr.
Director

/s/ Vasiliki (Vicky) Sutil
Vasiliki (Vicky) Sutil
Director

/s/ Laurie Z. Tolson
Laurie Z. Tolson
Director

/s/ Shlomo Zohar
Shlomo Zohar
Director

99 |