Form 10-Q
period 2026-03-31
Delek US Holdings, Inc.
filed 2026-04-29
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At April 23, 2026, there were 61,287,542 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents
Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2026

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$624.1	$625.8
Accounts receivable, net	942.7	648.7
Inventories, net of inventory valuation reserves	931.0	726.0
Other current assets	149.9	67.5
Total current assets	2,647.7	2,068.0
Property, plant and equipment:
Property, plant and equipment	5,811.3	5,586.9
Less: accumulated depreciation	(2,399.9)	(2,314.4)
Property, plant and equipment, net	3,411.4	3,272.5
Operating lease right-of-use assets	69.9	71.4
Goodwill	475.3	475.3
Other intangibles, net	404.2	405.7
Equity method investments	424.4	427.7
Other non-current assets	137.0	127.1
Total assets	$7,569.9	$6,847.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,309.7	$1,633.8
Current portion of long-term debt	9.5	9.5
Current portion of operating lease liabilities	26.3	27.2
Accrued expenses and other current liabilities	1,149.1	858.9
Total current liabilities	3,494.6	2,529.4
Non-current liabilities:
Long-term debt, net of current portion	3,173.6	3,223.6
Obligation under Inventory Intermediation Agreement	230.5	119.5
Environmental liabilities, net of current portion	30.9	31.1
Asset retirement obligations	35.1	34.0
Deferred tax liabilities	159.5	217.9
Operating lease liabilities, net of current portion	42.9	46.1
Other non-current liabilities	100.8	98.8
Total non-current liabilities	3,773.3	3,771.0
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 78,793,863 shares and 77,357,447 shares issued at March 31, 2026, and December 31, 2025, respectively	0.8	0.8
Additional paid-in capital	1,274.4	1,290.9
Treasury stock, 17,575,527 shares, at cost, at March 31, 2026, and December 31, 2025, respectively	(694.1)	(694.1)
Retained earnings (deficit)	(528.6)	(311.1)
Non-controlling interests in subsidiaries	249.5	260.8
Total stockholders’ equity	302.0	547.3
Total liabilities and stockholders’ equity	$7,569.9	$6,847.7

See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In millions, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Net revenues	$2,653.1	$2,641.9
Cost of sales:
Cost of materials and other	2,465.8	2,399.5
Operating expenses (excluding depreciation and amortization presented below)	219.9	211.1
Depreciation and amortization	97.6	95.0
Total cost of sales	2,783.3	2,705.6
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	1.6	1.3
General and administrative expenses	44.0	61.5
Depreciation and amortization	5.7	6.3
Other operating expense (income), net	(2.2)	(7.0)
Total operating costs and expenses	2,832.4	2,767.7
Operating income (loss)	(179.3)	(125.8)
Interest expense, net	84.5	84.1
Income from equity method investments	(14.6)	(13.3)
Other expense (income), net	(0.3)	(1.6)
Total non-operating expense, net	69.6	69.2
Income (loss) from continuing operations before income tax expense (benefit)	(248.9)	(195.0)
Income tax expense (benefit)	(58.2)	(36.8)
Income (loss) from continuing operations, net of tax	(190.7)	(158.2)
Discontinued operations:
Income (loss) from discontinued operations	(0.3)	(0.4)
Income tax expense (benefit)	(0.1)	(0.1)
Income (loss) from discontinued operations, net of tax	(0.2)	(0.3)
Net income (loss)	(190.9)	(158.5)
Net income attributed to non-controlling interests	10.4	14.2
Net income (loss) attributable to Delek	$(201.3)	$(172.7)
Basic income (loss) per share:
Income (loss) from continuing operations	$(3.34)	$(2.78)
Income (loss) from discontinued operations	—	—
Total basic income (loss) per share	$(3.34)	$(2.78)
Diluted income (loss) per share:
Income (loss) from continuing operations	$(3.34)	$(2.78)
Income (loss) from discontinued operations	—	—
Total diluted income (loss) per share	$(3.34)	$(2.78)
Weighted average common shares outstanding:
Basic	60,255,377	62,115,776
Diluted	60,255,377	62,115,776

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(190.9)	$(158.5)

Comprehensive income (loss)	$(190.9)	$(158.5)
Comprehensive income attributable to non-controlling interest	10.4	14.2
Comprehensive income (loss) attributable to Delek	$(201.3)	$(172.7)
See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(In millions, except share and per share data)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Shares		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	77,357,447	$0.8	$1,290.9	$—	$(311.1)	(17,575,527)	$(694.1)	$260.8	$547.3
Net income (loss)	—	—	—	—	(201.3)	—	—	10.4	(190.9)
Common stock dividends ($0.255 per share)	—	—	—	—	(15.6)	—	—	—	(15.6)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(22.1)	(22.1)
Equity-based compensation expense	—	—	6.7	—	—	—	—	0.7	7.4
Taxes paid due to the net settlement of equity-based compensation	—	—	(24.8)	—	—	—	—	(0.3)	(25.1)
Exercise of equity-based awards	1,416,783	—	—	—	—	—	—	—	—
Other	19,633	—	1.6	—	(0.6)	—	—	—	1.0
Balance at March 31, 2026	78,793,863	$0.8	$1,274.4	$—	$(528.6)	(17,575,527)	$(694.1)	$249.5	$302.0

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	80,127,994	$0.8	$1,215.9	$(4.1)	$(205.7)	(17,575,527)	$(694.1)	$262.4	$575.2
Net income (loss)	—	—	—	—	(172.7)	—	—	14.2	(158.5)
Common stock dividends ($0.255 per share)	—	—	—	—	(15.9)	—	—	—	(15.9)
Equity-based compensation expense	—	—	6.6	—	—	—	—	0.3	6.9
Distributions to non-controlling interests	—	—	—	—	—	—	—	(21.6)	(21.6)
Equity attributable to issuance of Delek Logistics common units for the Gravity Acquisition, net of tax	—	—	55.4	—	—	—	—	20.9	76.3
Taxes paid due to the net settlement of equity-based compensation	—	—	(0.4)	—	—	—	—	(0.3)	(0.7)
Repurchase of common stock	(2,009,420)	—	(30.6)	—	(0.9)	—	—	—	(31.5)
Exercise of equity-based awards	61,150	—	—	—	—	—	—	—	—
Other	28,299	—	1.3	—	(0.2)	—	—	(1.9)	(0.8)
Balance at March 31, 2025	78,208,023	$0.8	$1,248.2	$(4.1)	$(395.4)	(17,575,527)	$(694.1)	$274.0	$429.4

See accompanying notes to the condensed consolidated financial statements

6 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(190.9)	$(158.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	103.3	101.3
Non-cash lease expense	5.9	6.5
Deferred income taxes	(58.3)	(36.9)
Income from equity method investments	(14.6)	(13.3)
Dividends from equity method investments	12.9	7.3
Non-cash lower of cost or market/net realizable value adjustment	(8.7)	0.2
Loss on extinguishment of debt	1.6	—
Equity-based and non-cash compensation expense	7.4	6.9
Loss (income) from discontinued operations	0.2	0.3
Other	4.4	(2.1)
Changes in assets and liabilities:
Accounts receivable	(288.4)	(17.9)
Inventories and other current assets	(264.4)	12.2
Fair value of derivatives	(16.0)	2.3
Accounts payable and other current liabilities	1,058.7	4.1
Obligation under Inventory Intermediation Agreements	111.0	24.9
Non-current assets and liabilities, net	(2.8)	0.6
Cash provided by (used in) operating activities - continuing operations	461.3	(62.1)
Cash (used in) provided by operating activities - discontinued operations	(0.2)	(0.3)
Net cash provided by (used in) operating activities	461.1	(62.4)
Cash flows from investing activities:
Business combination, net of cash acquired	—	(181.2)
Distributions from equity method investments	5.0	2.1
Purchases of property, plant and equipment	(187.7)	(135.7)
Purchases of intangible assets	(5.9)	(4.6)
Proceeds from sale of property, plant and equipment	0.1	4.3
Insurance and settlement proceeds	—	3.1
Other	(1.8)	(2.6)
Net cash used in investing activities	(190.3)	(314.6)
Cash flows from financing activities:
Proceeds from long-term revolvers	3,111.5	2,820.3
Payments on long-term revolvers	(3,162.2)	(2,550.6)
Payments on term debt	(2.4)	(2.4)
Proceeds from product and other financing agreements	268.6	362.0
Repayments of product and other financing agreements	(416.2)	(294.4)
Repurchase of common stock	—	(31.5)
Distribution to non-controlling interest	(22.1)	(21.6)
Dividends paid	(15.6)	(15.9)
Deferred financing costs paid	(9.0)	—
Other	(25.1)	(0.7)
Net cash (used in) provided by financing activities	(272.5)	265.2
Net increase (decrease) in cash and cash equivalents	(1.7)	(111.8)
Cash and cash equivalents at the beginning of the period	625.8	735.6
Cash and cash equivalents at the end of the period	624.1	623.8
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (Continued)
(In millions)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest of $3.0 million and $3.4 million in the 2026 and 2025 periods, respectively	$86.6	94.3
Non-cash investing activities:
Delek Logistics common units issued in connection with Gravity Acquisition	$—	$91.5
Increase (decrease) in accrued capital expenditures	$43.8	$(3.1)
Non-cash financing activities:
Non-cash lease liability arising from obtaining right-of-use assets during the period	$7.0	$11.4

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
Our condensed consolidated financial statements include the accounts of Delek and its subsidiaries. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with United States ("U.S.") Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted, although management believes that the disclosures herein are adequate to make the financial information presented not misleading. Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP applied on a consistent basis with those of the annual audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 27, 2026 (the "Annual Report on Form 10-K") and in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K.
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
Accounting Pronouncements Not Yet Adopted
ASU 2025-12, Codification Improvements
In December 2025, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-12 Codification Improvements ("ASU 2025-12"). This update addresses suggestions received from stakeholders regarding the Accounting Standards Codification ("Codification") and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260, Earnings Per Share, retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The adoption of ASU 2025-12 will not affect our financial position or our results of operations, but could impact disclosures.
ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements
In December 2025, The FASB issued ASU 2025-11 Interim Reporting (Topic 270) Narrow-Scope Improvements ("ASU 2025-11"), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to Topic 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The adoption of ASU 2025-11 will not affect our financial position or our results of operations, but could simplify disclosures.
ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a VIE
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in a VIE ("ASU 2025-03"). This standard clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively to acquisitions after the adoption date. The adoption of ASU 2025-03 will not affect our financial position or our results of operations, but could impact future business combinations.

8 |

Notes to Condensed Consolidated Financial Statements (unaudited)
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
2. Acquisitions
Gravity Acquisition
On January 2, 2025, Delek Logistics purchased 100% of the limited liability company interests in Gravity Water Intermediate Holdings LLC from Gravity Water Holdings LLC (the "Seller") related to the Seller's water disposal and recycling operations in the Permian Basin and the Bakken Basin (the “Gravity Acquisition”) for total consideration of $300.8 million, subject to customary adjustments for net working capital. The purchase price was comprised of $209.3 million in cash consisting of a cash deposit of $22.8 million paid in December 2024 upon execution of the purchase agreement and $186.5 million paid at closing on January 2, 2025, and 2,175,209 of Delek Logistics’ common units.
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
The fair values discussed above were based on significant inputs that are not observable in the market and, therefore, represent Level 3 measurements. See Note 11 for further information. For all other current assets and payables, their fair values were considered equivalent to their carrying amounts due to their short-term nature.

3. Segment Data
We aggregate our operating units into two reportable segments: Refining and Logistics. Operations that are not specifically included in the reportable segments are included in Corporate, Other and Eliminations, which consist of the following:
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
The disaggregated financial results for the reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Chief Operating Decision Maker ("CODM") evaluates performance based upon segment EBITDA attributable to Delek. We define EBITDA attributable to Delek for any period as net income (loss) attributable to Delek plus interest expense, income tax expense (benefit), depreciation, amortization, and proportional interest, taxes, depreciation and amortization of equity method investments. Segment EBITDA should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income (loss), which is the most directly comparable financial measure to EBITDA that is in accordance with U.S. GAAP. Segment EBITDA, as determined and measured by us, should also not be compared to similarly titled measures reported by other companies.

10 |

Notes to Condensed Consolidated Financial Statements (unaudited)
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

Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by EBITDA attributable to Delek for the period indicated (in millions):

11 |

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2026
	Refining	Logistics	Total
Net revenues (excluding intercompany fees and revenues)	$2,522.3	$130.8	$2,653.1
Inter-segment fees and revenues	108.2	166.7	274.9
Total segment revenues	$2,630.5	$297.5	$2,928.0
Elimination of inter-segment revenue			(274.9)
Total consolidated revenues			$2,653.1

Cost of materials and other	2,401.8	168.6
Operating Expenses	150.2	47.0
General and administrative expenses	3.6	4.3
Proportional EBITDA of equity-method investments	(3.6)	(18.3)
Other segment items(3)	(0.7)	1.0
Segment EBITDA attributable to Delek	$79.2	$94.9	$174.1

Reconciling items to net income (loss) attributable to Delek
Corporate expenses, eliminations and other (1)			238.5
Proportional interest, taxes, depreciation and amortization of equity-method investments			7.3
Depreciation and amortization			103.3
Interest expense, net			84.5
Income tax expense (benefit)			(58.2)
Net income (loss) attributable to Delek			$(201.3)

	Three Months Ended March 31, 2026
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Depreciation and amortization	$65.3	$39.5	$(1.5)	$103.3
Interest expense, net	$49.0	$19.3	$16.2	$84.5
Income from equity method investments	$(3.0)	$(11.6)	$—	$(14.6)
Capital spending (2)	$171.9	$49.8	$9.8	$231.5

12 |

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2025
	Refining	Logistics	Total
Net revenues (excluding intercompany fees and revenues)	$2,518.3	$123.6	$2,641.9
Inter-segment fees and revenues	90.0	126.3	216.3
Total segment revenues	$2,608.3	$249.9	$2,858.2
Elimination of inter-segment revenue			(216.3)
Total consolidated revenues			$2,641.9

Cost of materials and other	2,470.9	129.1
Operating Expenses	158.1	40.9
General and administrative expenses	2.1	8.9
Proportional EBITDA of equity-method investments	(3.9)	(16.9)
Other segment items(3)	(3.1)	(4.3)
Segment EBITDA attributable to Delek	$(15.8)	$92.2	$76.4

Reconciling items to net income (loss) attributable to Delek
Corporate expenses, eliminations and other (1)			93.4
Proportional interest, taxes, depreciation and amortization of equity-method investments			7.1
Depreciation and amortization			101.3
Interest expense, net			84.1
Income tax expense (benefit)			(36.8)
Net income (loss) attributable to Delek			$(172.7)

	Three Months Ended March 31, 2025
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Depreciation and amortization	$71.9	$30.9	$(1.5)	$101.3
Interest expense, net	$36.1	$18.6	$29.4	$84.1
Income from equity method investments	$(3.5)	$(10.2)	$0.4	$(13.3)
Capital spending (excluding business combinations) (2)	$56.2	$71.9	$4.5	$132.6
(1) Corporate expenses, eliminations and other represents corporate costs that are not allocated to the operating segments, inter-segment cost eliminations, and other unallocated shared service functions. Corporate expenses also include certain gains or losses resulting from changes in fair value due to price movements in credits used to satisfy our environmental credit obligations. “Corporate expenses, eliminations and other” are included in the tables above to reconcile total Segment EBITDA attributable to Delek to the Company’s net (loss) income attributable to Delek.
(2) Capital spending includes additions on an accrual basis.
(3) Other segment items include other operating (income) expense, net, and other (income) expense, net.

13 |

Notes to Condensed Consolidated Financial Statements (unaudited)
4. Earnings (Loss) Per Share
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
The following table sets forth the computation of basic and diluted earnings per share.

(In millions, except share and per share data)	Three Months Ended March 31,
	2026	2025
Numerator:
Numerator for EPS - continuing operations
Net income (loss) from continuing operations	$(190.7)	$(158.2)
Less: Income from continuing operations attributed to non-controlling interests	10.4	14.2
Numerator for basic and diluted EPS from continuing operations attributable to Delek	$(201.1)	$(172.4)

Numerator for EPS - discontinued operations
Income (loss) from discontinued operations	$(0.3)	$(0.4)
Less: Income tax expense (benefit)	(0.1)	(0.1)
Income (loss) from discontinued operations, net of tax	$(0.2)	$(0.3)

Denominator:
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	60,255,377	62,115,776

EPS:
Basic income (loss) per share:
Income (loss) from continuing operations	$(3.34)	$(2.78)
Income (loss) from discontinued operations	—	—
Total basic income (loss) per share	$(3.34)	$(2.78)
Diluted income (loss) per share:
Income (loss) from continuing operations	$(3.34)	$(2.78)
Income (loss) from discontinued operations	—	—
Total diluted income (loss) per share	$(3.34)	$(2.78)

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	275,660	2,823,263
Antidilutive due to loss	2,332,954	214,789
Total antidilutive stock-based compensation	2,608,614	3,038,052

14 |

Notes to Condensed Consolidated Financial Statements (unaudited)
5. Delek Logistics
Delek Logistics is a publicly traded limited partnership formed by Delek in 2012 that owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. Many of Delek Logistics' assets are integral to Delek’s refining and marketing operations. As of March 31, 2026, we owned a 63.3% interest in Delek Logistics, consisting of 33,868,203 common limited partner units and the non-economic general partner interest. The limited partner interests in Delek Logistics not owned by us are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets.
Acquisition
On January 2, 2025, Delek Logistics completed the Gravity Acquisition in which it acquired water disposal and recycling operations in the Permian Basin and the Bakken Basin for total consideration of $300.8 million, subject to customary adjustments for net working capital. See Note 2 - Acquisitions for additional information.
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
Agreements
On January 30, 2026, we entered into asset purchase agreements with Delek Logistics, (collectively referred to as “the Intercompany Agreements”), pursuant to which we agreed to acquire a Tyler refinery tank for total consideration of $19.0 million (the “Tyler Tank Purchase”) and El Dorado tank and terminal assets for total consideration of $66.0 million (the “El Dorado Terminal Purchase”). The Tyler Tank Purchase closed on April 1, 2026 with consideration paid through transfer of 359,372 Delek Logistics common units, based on a 30-day volume weighted average unit price. The El Dorado Terminal Purchase is expected to close on October 1, 2027, subject to the satisfaction of customary closing conditions. In addition, pursuant to the Intercompany Agreements, Delek will waive Omnibus fees for an aggregate of $4.0 million during the first two quarters of 2026.
On May 1, 2025, we entered into a termination agreement with Delek Logistics to terminate, in its entirety, the East Texas Marketing Agreement effective as of January 1, 2026.
On May 1, 2025, in connection with the DPG Dropdown, we amended and restated a throughput agreement with Delek Logistics for the El Dorado rail facility (the “Throughput Agreement”), which includes a minimum volume commitment for refined products until the termination of the Throughput Agreement, which occurred at the closing of the El Dorado Purchase (as defined below). Additionally, on May 1, 2025, in connection with the DPG Dropdown, we entered into an asset purchase agreement with Delek Logistics (the “El Dorado Purchase Agreement”), where we purchased the related El Dorado rail facility assets from Delek Logistics for cash consideration of $25.0 million (the “El Dorado Purchase”). The transaction closed in January 2026, subject to certain closing conditions as set forth in the El Dorado Purchase Agreement.
We also entered into an amended and restated Omnibus Agreement with Delek Logistics that provides for an increase in the Administrative Fee (as defined therein) which will be phased in over two years beginning July 1, 2025 and a binding obligation for both parties to enter into transition services agreements in the event of a change in control.
These transactions with Delek Logistics have been eliminated in consolidation.
Common Units
On February 24, 2025, we entered into a Common Unit Purchase Agreement with Delek Logistics (the “Common Unit Purchase Agreement”) whereby Delek Logistics may repurchase common units from time to time from us in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). The purchase price per common unit in each Repurchase will be the 30-day volume weighted average price of the common units at the close of trading on the day prior to the closing date, subject to certain limitations set forth in the Common Unit Purchase Agreement. During the three months ended March 31, 2025, 243,075 common units were repurchased from us and cancelled at the time of the transaction for a total of $10.0 million. No common units were repurchased for the three months ended March 31, 2026. As of March 31, 2026, there was $140.0 million of authorization remaining under the Common Unit Repurchase Agreement.

15 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidated VIE
Delek Logistics is a VIE, as defined under GAAP, and is consolidated into our condensed consolidated financial statements, representing our logistics segment. The assets of Delek Logistics can only be used to settle its own obligations, and its creditors have no recourse to our assets. Exclusive of intercompany balances, which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets are included in the condensed consolidated balance sheets of Delek. The Delek Logistics condensed consolidated balance sheets are presented below (in millions):

	As of March 31, 2026	As of December 31, 2025
ASSETS
Cash and cash equivalents	$9.9	$10.9
Accounts receivable	146.6	114.5
Accounts receivable from related parties	306.3	216.6
Lease receivable - affiliate	47.7	36.4
Inventory	21.0	17.9
Other current assets	4.9	4.4
Property, plant and equipment, net	1,444.5	1,424.0
Equity method investments	333.8	340.1
Operating lease right-of-use assets	10.7	11.7
Goodwill	12.2	12.2
Intangible assets, net	370.2	370.5
Net lease investment - affiliate	158.7	185.7
Other non-current assets	42.2	34.4
Total assets	$2,908.7	$2,779.3
LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$508.5	$292.9
Current portion of operating lease liabilities	2.5	3.0
Accrued expenses and other current liabilities	50.0	60.6
Long-term debt, net of current portion	2,294.6	2,344.4
Asset retirement obligations	25.2	24.3
Operating lease liabilities, net of current portion	3.1	3.6
Other non-current liabilities	45.0	44.4
Equity (Deficit)	(20.2)	6.1
Total liabilities and equity (deficit)	$2,908.7	$2,779.3

6. Equity Method Investments
Delek Logistics Investments
Delek Logistics has a 50% investment in W2W Holdings LLC which includes a 15.6% indirect interest in the Wink to Webster Pipeline ("WWP") joint venture and related joint venture indebtedness.
W2W Holdings LLC was originally formed by Delek and MPLX Operations LLC ("MPLX") to obtain financing and fund capital calls associated with our collective and contributed interests in the WWP joint venture. We had previously determined that W2W Holdings LLC is a VIE. While we have the ability to exert significant influence through participation in board and management committees, we are not the primary beneficiary since we do not have a controlling financial interest in W2W Holdings LLC, and no single party has the power to direct the activities that most significantly impact W2W Holdings LLC's economic performance.
Distributions received from WWP are first applied to service the debt of W2W Holdings LLC's wholly owned finance LLC, with excess distributions made to the W2W Holdings LLC members as provided for in the W2W Holdings LLC Agreement and as allowed for under its debt agreements. The obligations of the W2W Holdings LLC members under the W2W Holdings LLC Agreement are guaranteed by the parents of the member entities.
As of March 31, 2026, except for the guarantee of member obligations under the joint venture, we do not have other guarantees with or to W2W Holdings LLC, nor any third-party associated with W2W Holdings LLC's contracted work. Delek's maximum exposure to any losses incurred by W2W Holdings LLC is limited to its investment.
As of March 31, 2026, and December 31, 2025, Delek's W2W Holdings LLC investment balance totaled $113.8 million and $116.4 million, respectively.

16 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Delek Logistics has a 33% membership interest in Red River Pipeline Company LLC (“Red River”), which owns and operates a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. As of March 31, 2026, and December 31, 2025, Delek's investment balance in Red River totaled $130.1 million and $132.1 million, respectively.
In addition, Delek Logistics has two other pipeline joint ventures in which it owns a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system. As of March 31, 2026, and December 31, 2025, Delek Logistics' investment balance in these joint ventures was $89.9 million and $91.6 million, respectively.
Other Investments
In addition to our pipeline joint ventures, we also have a 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S., as well as a 50% interest in a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in Arkansas. As of March 31, 2026, and December 31, 2025, Delek's investment balance in these joint ventures was $90.6 million and $87.6 million, respectively. These investments are included in Refining in our segment disclosure.
7. Inventory
Crude oil feedstocks, refined products, blendstocks and asphalt inventory for all of our operations are stated at the lower of cost determined using the first-in, first-out basis or net realizable value.
The following table presents the components of inventory for each period presented (in millions):

	Titled Inventory	Inventory Intermediation Agreement (1)	Total
March 31, 2026
Feedstocks, raw materials and supplies	$404.8	$78.6	$483.4
Refined products and blendstock	379.5	68.1	447.6
Total	$784.3	$146.7	$931.0

December 31, 2025
Feedstocks, raw materials and supplies	$243.0	$38.0	$281.0
Refined products and blendstock	370.7	74.3	445.0
Total	$613.7	$112.3	$726.0
(1) Refer to Note 8 - Inventory Intermediation Obligations for further information.

As of March 31, 2026, inventory balances were inclusive of a pre-tax inventory valuation reserve of $0.6 million. At December 31, 2025, inventory balances were inclusive of a pre-tax inventory valuation reserve of $1.6 million. For the three months ended March 31, 2026 and 2025, we recognized a net reduction (increase) in cost of materials and other in the accompanying condensed consolidated statements of income related to the change in pre-tax inventory valuation of $1.0 million and $(0.2) million, respectively.

17 |

Notes to Condensed Consolidated Financial Statements (unaudited)
8. Inventory Intermediation Obligations
The following table summarizes our outstanding obligations under our Inventory Intermediation Agreement (as defined below) (in millions):

	As of March 31, 2026	As of December 31, 2025
Obligations under Inventory Intermediation Agreement
Obligations related to Base Layer Volumes	$230.5	$119.5
Current portion	—	—
Total obligations under Inventory Intermediation Agreement	$230.5	$119.5
Other payable for monthly activity true-up	$28.0	$3.4

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

	Three Months Ended March 31,
	2026	2025
Net fees and expenses:
Inventory intermediation fees	$4.0	$11.4
Interest expense, net	$7.6	$13.1

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
As of March 31, 2026, and December 31, 2025, the volumes subject to the Inventory Intermediation Agreement totaled 1.8 million barrels and 1.8 million barrels, including Base Layer Volumes associated with our non-current inventory intermediation obligation. As of March 31, 2026, and December 31, 2025, we had letters of credit outstanding of $170.0 million and $250.0 million, respectively, supporting the Inventory Intermediation Agreement.

18 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other in the condensed consolidated statements of income. With respect to the repurchase obligation, we recognized gains (losses) attributable to changes in the fair value due to commodity-index price totaling $(144.0) million and $3.3 million during the three months ended March 31, 2026 and 2025, respectively. See Note 11 for discussion of gains and losses recognized from changes in fair value.
9. Long-Term Obligations
Outstanding borrowings under debt instruments are as follows (in millions):

	March 31, 2026	December 31, 2025
Delek Term Loan Credit Facility	$919.1	$921.5
Delek Logistics Revolving Facility	161.1	211.8
Delek Logistics 2028 Notes	400.0	400.0
Delek Logistics 2029 Notes	1,050.0	1,050.0
Delek Logistics 2033 Notes	700.0	700.0
Principal amount of long-term debt	3,230.2	3,283.3
Less: Unamortized discount and premium and deferred financing costs	47.1	50.2
Total debt, net of unamortized discount and premium and deferred financing costs	3,183.1	3,233.1
Less: Current portion of long-term debt	9.5	9.5
Long-term debt, net of current portion	$3,173.6	$3,223.6

Delek Term Loan Credit Facility
On November 18, 2022, Delek entered into an amended and restated term loan credit agreement (the "Delek Term Loan Credit Facility") providing for a senior secured term loan facility with an initial principal of $950.0 million at a discount of 4.00%. This senior secured facility allows for $400.0 million in incremental loans subject to certain restrictions. Repayment terms include quarterly principal payments of $2.4 million with the balance of principal due on November 19, 2029. At Delek’s option, borrowings bear interest at either the Adjusted Term Secured Overnight Financing Rate ("SOFR") or base rate as defined by the agreement, plus an applicable margin of 2.50% per annum with respect to base rate borrowings and 3.50% per annum with respect to SOFR borrowings. At March 31, 2026, and December 31, 2025, the weighted average borrowing rate was approximately 7.08% and 7.08%, respectively. The effective interest rate was 8.21% as of March 31, 2026.
Revolving Credit Facilities
Delek Revolving Credit Facility
As of March 31, 2026, Delek had no outstanding borrowings under Delek Revolving Credit Facility. On April 9, 2026, the Company entered into Amendment No. 4 to Third Amended and Restated Credit Agreement (“Amendment No. 4” and, as amended, the "ABL Credit Agreement"), amending the existing Third Amended and Restated Credit Agreement, dated as of October 26, 2022 (the “Existing ABL Credit Agreement”). Amendment No. 4, among other modifications, (i) increases the revolving loan commitments from $1,100.0 million to $1,250.0 million, (ii) extends the maturity date of the Delek Revolving Credit Facility from October 26, 2027 to April 9, 2031 (subject to a springing maturity date that is 90 days prior to the maturity of the Company’s term loan credit facility if, on such date, the outstanding principal amount of the term loan exceeds $500.0 million), (iii) reduces the interest rate margins applicable to the Delek Revolving Credit Facility by 0.25% and (iv) amends certain thresholds for obligations under the Existing ABL Credit Agreement.
Amendment No. 4 also amends the incremental facility under the Delek Revolving Credit Facility to allow the Company to increase the available revolving borrowings by an aggregate amount not to exceed the greatest of (i) $750.0 million, (ii) 1.00% of EBITDA (as defined in the ABL Credit Agreement) as of the most recently ended fiscal quarter, and (iii) adjusted availability plus any suppressed availability under the ABL Credit Agreement, subject to the satisfaction of certain conditions under the ABL Credit Agreement.
The ABL Credit Agreement contains customary affirmative and negative covenants, including, among other things, limitations on indebtedness, liens, restricted payments, investments, dispositions of assets, and transactions with affiliates.

19 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Delek Logistics Revolving Facility
On March 26, 2026, Delek Logistics Partners, LP (the "Partnership") entered into a credit agreement (the “New Credit Agreement”) that provides for revolving commitments up to $1,300.0 million in the aggregate with a sublimit up to $150.0 million for letters of credit and up to $50.0 million for swing line loans (the “Delek Logistics Revolving Facility”). The Delek Logistics Revolving Facility replaced Delek Logistics’ previous revolving credit facility and term loan facility under the Fourth Amended and Restated Credit Agreement. The maturity date for the Delek Logistics Revolving Facility is the earliest of (i) March 26, 2031, (ii) the date that is 180 days prior to the earliest maturity date of the Delek Logistic 2029 Notes (as defined below) to the extent that on such date, no less than $500.0 million of aggregate principal amount of theses notes remains outstanding, and (iii) such date on which the Delek Logistics Revolving Credit Commitments (as defined in the New Credit Agreement) are terminated in whole due to voluntary termination or certain events of default.
Borrowings under the Delek Logistics Revolving Facility bear interest at either (i) a base rate (equal to the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, Term SOFR for a one-month interest period plus 1.00%, and 1.00%) plus an applicable margin ranging from 0.50% to 1.00% per annum, or (ii) a term SOFR-based tranche rate (subject to a 0.00% floor) plus an applicable margin ranging from 1.50% to 2.50% per annum, in each case depending on the Delek Logistics' Total Leverage Ratio (as defined in the New Credit Agreement). Swing loans bear interest at the base rate plus the applicable margin for base rate loans.
The New Credit Agreement contains affirmative and negative covenants and events of default which the Partnership considers customary and are similar to, but allow additional flexibility to the Partnership and its restricted subsidiaries as compared with, those in our prior credit agreement.
Available capacity and amounts outstanding for each of our revolving credit facilities as of March 31, 2026 are shown below (in millions):

	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Maturity Date
Delek Revolving Credit Facility (1)	$1,100.0	$—	$296.0	$804.0	October 26, 2027
Delek Logistics Revolving Facility (2)	$1,300.0	$161.1	$—	$1,138.9	March 26, 2031

(1) Based on credit facility in place as of March 31, 2026. Total capacity includes letters of credit up to $500.0 million. This facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.30% per annum. Interest is measured at either the SOFR, base rate, or Canadian dollar bankers’ acceptances rate (“CDOR”), plus an applicable margin of 0.25% to 0.75% per annum with respect to base rate borrowings or 1.25% to 1.75% per annum with respect to SOFR and CDOR.

(2) Total capacity includes letters of credit up to $150.0 million and $50.0 million for swing line loans. Unused revolving commitments under the Delek Logistics Revolving Facility incur a commitment fee that ranges from 0.30% to 0.50% per annum depending on the Delek Logistics' Total Leverage Ratio. As of March 31, 2026, the weighted average interest rate was 5.99% and as of December 31, 2025, the weighted average interest rate was 6.58%, based on the previous credit facility.

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
As of March 31, 2026, the effective interest rate was 7.63%. The estimated fair value of the Delek Logistics 2033 Notes was $707.2 million as of March 31, 2026, measured based upon quoted market prices in an active market, defined as Level 2 in the fair value hierarchy. See Note 11 for further information.
Delek Logistics 2029 Notes
On March 13, 2024, Delek Logistics and the Co-issuers, sold $650.0 million in aggregate principal amount of the Co-issuers 8.63% Senior Notes due 2029 (the “Delek Logistics 2029 Notes”), at par, pursuant to an indenture with U.S. Bank Trust Company, National Association as trustee. Net proceeds were used to redeem Delek Logistics' general unsecured senior obligations comprised of $250.0 million in aggregate principal maturing on May 15, 2025 plus accrued interest, pay off the Delek Logistics' senior secured term loan with an outstanding balance of $281.3 million plus accrued interest and to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
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

20 |

Notes to Condensed Consolidated Financial Statements (unaudited)
and formed a part of the same series of notes as the Delek Logistics 2029 Notes. The net proceeds were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
The Delek Logistics 2029 Notes are general unsecured senior obligations of the Co-issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries other than Finance Corp. and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. The Delek Logistics 2029 Notes rank equal in right of payment with all existing and future senior indebtedness of the Co-issuers, and senior in right of payment to any future subordinated indebtedness of the Co-issuers. The Delek Logistics 2029 Notes will mature on March 15, 2029, and interest is payable semi-annually in arrears on each March 15 and September 15. As of March 31, 2026, the effective interest rate was 8.80%. The estimated fair value of the Delek Logistic 2029 Notes was $1,088.4 million as of March 31, 2026, measured based upon quoted market prices in an active market, defined as Level 2 in the fair value hierarchy. See Note 11 for further information.
Delek Logistics 2028 Notes
On May 24, 2021, Delek Logistics and Finance Corp. issued general unsecured senior obligations comprised of $400.0 million in aggregate principal amount of 7.13% senior notes maturing June 1, 2028 ("the Delek Logistics 2028 Notes"). The Delek Logistics 2028 Notes are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries (other than Finance Corp.) and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. Interest is payable semi-annually in arrears on June 1 and December 1. As of March 31, 2026, the effective interest rate was 7.37%. The estimated fair value of the Delek Logistics 2028 Notes was $401.3 million as of March 31, 2026, measured based upon quoted market prices in an active market, defined as Level 2 in the fair value hierarchy. See Note 11 for further information
Guarantees Under Revolver and Term Facilities
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
Restrictive Terms and Covenants
Under the terms of our debt facilities, we are required to comply with usual and customary financial and non-financial covenants. Certain of our debt facilities contain limitations on future transactions such as incurrence of additional indebtedness, investments, affiliate transactions, asset acquisitions or dispositions, and dividends or distributions. As of March 31, 2026, we were in compliance with covenants on all of our debt instruments.
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of assets. As of March 31, 2026, we had no subsidiaries with restricted net assets which would prohibit earnings from being transferred to the parent company for its use.
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

21 |

Notes to Condensed Consolidated Financial Statements (unaudited)
production risks, such gains and losses (to the extent not designated as accounting hedges and recognized on an unrealized basis in other comprehensive income) are recognized in cost of materials and other.
On August 20, 2024 and May 2, 2025, we entered into interest rate swap agreements to hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate, which effectively fixed the variable SOFR interest component of the Delek Term Loan Credit Facility. The aggregate notional amount under the agreements cover $700.0 million of the outstanding principal throughout the duration of the interest rate swaps. Because the swaps were entered into to achieve objectives specifically related to our interest expense, such gains and losses are recognized in interest expense, net on the condensed consolidated statements of income.
On April 1, 2026, we entered into an interest rate swap agreement to hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate, which effectively fixed the variable SOFR interest component of the Delek Term Loan Credit Facility. The aggregate notional amount under this agreement covers $200.0 million of the outstanding principal with an effective date of April 3, 2026 and termination date of April 3, 2028.
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales ("NPNS") pursuant to ASC 815. If we elect the NPNS exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. Our Canadian crude trading operations are accounted for as derivative instruments, and the related unrealized and realized gains and losses are recognized in other operating income, net on the condensed consolidated statements of income. Additionally, as of and for the three months ended March 31, 2026, other forward contracts accounted for as derivatives that are specific to managing crude costs rather than for trading purposes are recognized in cost of materials and other on the condensed consolidated statements of income in our refining segment, and are included in our disclosures of commodity derivatives in the tables below.
Futures, swaps or other commodity related derivative instruments that are utilized to specifically provide economic hedges on our Canadian forward contract or investment positions are recognized in other operating income, net because that is where the related underlying transactions are reflected.
From time to time, we also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RINs commitment contracts meet the definition of derivative instruments under ASC 815 and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RINs commitment contracts are recorded in cost of materials and other on the condensed consolidated statements of income. As of March 31, 2026, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
The following table presents the fair value of our derivative instruments as of March 31, 2026, and December 31, 2025. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 11 for further information regarding the fair value of derivative instruments (in millions).

		March 31, 2026		December 31, 2025
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives (1)	Other current assets	$177.1	$(203.9)	$15.0	$(16.7)
Commodity derivatives (1)	Other long-term assets	2.1	(1.1)	—	—
RINs commitment contracts (2)	Other current assets	2.3	—	—	—
RINs commitment contracts (2)	Other current liabilities	—	(3.1)	—	(2.7)
Interest rate swap derivatives	Other current assets	1.7	—	—	—
Interest rate swap derivatives	Other long-term liabilities	—	(2.6)	—	(2.3)
Total gross fair value of derivatives		183.2	(210.7)	15.0	(21.7)
Less: Counterparty netting and cash collateral (3)		165.8	(205.0)	14.3	(16.7)
Total net fair value of derivatives		$17.4	$(5.7)	$0.7	$(5.0)
(1)As of March 31, 2026, and December 31, 2025, we had open derivative positions representing 31,373,000 and 8,950,000 barrels, respectively, of crude oil and refined petroleum products. As of March 31, 2026 and December 31, 2025, we had no open derivative positions representing natural gas products.
(2)As of March 31, 2026, and December 31, 2025, we had open RINs commitment contracts representing 20,636,802 and 112,250,000 RINs, respectively.
(3)As of March 31, 2026, and December 31, 2025, $39.2 million and $2.4 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

22 |

Notes to Condensed Consolidated Financial Statements (unaudited)

Total gains (losses) on our non-trading commodity derivatives and RINs commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Gains (losses) on hedging derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$(65.8)	$15.3
Gains (losses) on interest rate derivatives not designated as hedging instruments recognized in interest expense, net (2)	1.9	(2.2)
Total gains (losses)	$(63.9)	$13.1

(1) Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $(23.3) million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively.
(2) Gains (losses) on interest rate derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $1.4 million and $(3.4) million for the three months ended March 31, 2026 and 2025, respectively.
.

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
Commodity and Interest Rate Derivatives
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
Environmental Credit Obligations
Our environmental credit obligation positions are subject to fair value accounting pursuant to our accounting policy. As part of our refining operations, we generate certain regulatory environmental credit obligations, the most notable of which is the renewable volume obligation ("RVO"), which are satisfied through RINs. Because our obligations to provide RINs exceed the RINs we are able to generate annually on a consolidated basis, and because we have the legal ability to transfer RINs generated or purchased through any of our entities to our obligated parties as needed, we view and manage the Company’s RINs holdings on a consolidated basis. Therefore, the sum of all of our obligated parties’ Net RINs obligations and our RIN holdings at the end of each period comprises the Company’s “Consolidated Net RINs Obligation.” The Consolidated Net RINs Obligation may be a surplus ("Consolidated Net RIN surplus") or deficit ("Consolidated Net RIN deficit") at the end of each reporting period depending on the amount of RINs held on a consolidated basis and the amount owed to the EPA. When there is a Consolidated Net RIN deficit, we have elected to apply the fair value option using the fair value guidance provided by ASC 820. To the extent the obligations are measured at fair value they are categorized as Level 2, either directly through observable inputs or indirectly through market-corroborated inputs, and gains (losses) related to changes in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income. When there is a Consolidated Net RIN surplus, we value the asset at historical cost under the inventory method. With respect to our Consolidated Net RINs Obligation, we recognized losses of $(180.8) million and $(1.1) million on changes in fair value for the three months ended March 31, 2026 and 2025, respectively, primarily attributable to movements in the market prices of RINs that occurred during the period.
Our RINs commitment contracts, which are forward contracts accounted for as derivatives (see Note 10 and Note 15), are future commitments to purchase or sell RINs at fixed prices and quantities. The RINs commitment contracts are categorized as Level 2, and are measured at fair value based on quoted prices from an independent pricing service.

23 |

Notes to Condensed Consolidated Financial Statements (unaudited)

Inventory Intermediation
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
Debt
The fair value of the Delek Logistics 2028 Notes is measured based on quoted market prices in an active market, defined as Level 2 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $400.0 million and $401.3 million, respectively, as of March 31, 2026, and $400.0 million and $402.7 million, respectively, at December 31, 2025.
In addition, the fair value of the Delek Logistics 2029 Notes is measured based on quoted market prices in an active market, defined as Level 2 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $1,050.0 million and $1,088.4 million, respectively, as of March 31, 2026, and $1,050.0 million and $1,100.4 million, respectively, at December 31, 2025.
Also, the fair value of the Delek Logistics 2033 Notes is measured based on quoted market prices in an active market, defined as Level 2 in the fair value hierarchy. The carrying value (excluding unamortized debt issuance costs) and estimated fair value of these notes was $700.0 million and $707.2 million, respectively, as of March 31, 2026, and $700.0 million and $716.4 million, respectively, at December 31, 2025.
The fair value approximates the historical or amortized cost basis comprising our carrying value for all other financial instruments and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$179.2	$—	$179.2
Interest rate swap derivatives	—	1.7	—	1.7
RINs commitment contracts	—	2.3	—	2.3
Total assets	—	183.2	—	183.2
Liabilities
Commodity derivatives	—	(205.0)	—	(205.0)
Interest rate swap derivatives	—	(2.6)	—	(2.6)
RINs commitment contracts	—	(3.1)	—	(3.1)
Consolidated Net RINs deficit	—	(461.1)	—	(461.1)
Inventory Intermediation Agreement obligation	—	(230.5)	—	(230.5)
Total liabilities	—	(902.3)	—	(902.3)
Net liabilities	$—	$(719.1)	$—	$(719.1)

24 |

Notes to Condensed Consolidated Financial Statements (unaudited)

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$15.0	$—	$15.0
Total assets	—	15.0	—	15.0
Liabilities
Commodity derivatives	—	(16.7)	—	(16.7)
Interest rate derivatives	—	(2.3)	—	(2.3)
RINs commitment contracts	—	(2.7)	—	(2.7)
Environmental credits obligation deficit	—	(107.4)	—	(107.4)
Inventory Intermediation Agreement obligation	—	(119.5)	—	(119.5)
Total liabilities	—	(248.6)	—	(248.6)
Net liabilities	$—	$(233.6)	$—	$(233.6)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of March 31, 2026, and December 31, 2025, $39.2 million and $2.4 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 10 for further information regarding derivative instruments.
On April 1, 2026, we entered into an interest rate swap agreement to hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate, which effectively fixed the variable SOFR interest component of the Delek Term Loan Credit Facility. The aggregate notional amount under this agreement covers $200.0 million of the outstanding principal with an effective date of April 3, 2026 and termination date of April 3, 2028.
Non-Recurring Fair Value Measurements
The Gravity Acquisition was accounted for as a business combination using the acquisition method of accounting, with the assets acquired and liabilities assumed at their respective acquisition date fair values at the closing date. The fair value measurements were based on a combination of valuation methods including discounted cash flows, the market approach and obsolescence adjusted replacement costs, all of which are Level 3 inputs. See Note 2 for further information.
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
These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of, transported, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate

25 |

Notes to Condensed Consolidated Financial Statements (unaudited)
that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations. As of March 31, 2026, we have recorded an environmental liability of approximately $35.6 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $4.7 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2037, although some costs may extend up to 24 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines, and terminal facilities, which could result in the recognition of additional remediation liabilities.
Lease Commitment
Delek Logistics has entered into an arrangement with a third party to construct, own, and subsequently lease to us certain sour gas gathering equipment near our Libby gas processing plant. The construction is expected to be completed in the second quarter of 2026, at which time we have committed to enter into a finance lease for the equipment. During construction, we are not deemed to control the assets and are not obligated to fund construction costs; therefore, we have not recognized the assets or related obligations on our balance sheet as of March 31, 2026. The total estimated project cost is approximately $60 million. Upon lease commencement, we will recognize a right-of-use asset and lease liability in accordance with ASC 842, Leases ("ASC 842").
13. Income Taxes

Under ASC 740, Income Taxes (“ASC 740”), we generally use an estimated annual tax rate to record income taxes. For interim financial reporting, except in specified cases, the quarterly income tax provision aligns with the estimated annual tax rate, updated each quarter based on revised full-year pre-tax book earnings. Our effective tax rate for continuing operations was 23.4% and 18.9% for the three months ended March 31, 2026 and 2025, respectively. The difference between the effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to a decrease in quarter-to-date pre-tax earnings, the impact of fixed dollar favorable permanent adjustments, and changes in valuation allowances on the quarter.
14. Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 6). Transactions with our related parties were as follows for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Revenues (1)	$18.9	$21.1
Cost of materials and other (2)	$48.3	$43.7
(1)Consists primarily of asphalt sales which are recorded in the refining segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

15. Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	March 31, 2026	December 31, 2025
Prepaid expenses	$122.8	$55.8
Short-term derivative assets (see Note 10)	16.4	0.7
Income and other tax receivables	4.7	7.2
Other	6.0	3.8
Total	$149.9	$67.5

26 |

Notes to Condensed Consolidated Financial Statements (unaudited)
The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	March 31, 2026	December 31, 2025
Consolidated Net RINs deficit(1) (see Note 11)	$461.1	$107.4
Crude purchase liabilities	281.0	182.5
Product financing agreements	144.1	243.8
Deferred revenue	68.4	71.0
Income and other taxes payable	53.0	86.5
Employee costs	48.2	73.3
Short-term derivative liabilities (see Note 10)	3.1	2.7
Other	90.2	91.7
Total	$1,149.1	$858.9
(1)Inclusive of a RIN lower of cost or market reserve of $7.7 million as of December 31, 2025.

16. Restructuring and Other Charges
During the fiscal year 2022, we initiated a cost optimization plan to improve efficiencies and align our workforce with strategic activities and operations. We anticipate concluding our restructuring activities by the end of fiscal year 2026.
The detail of restructuring costs is as follows (in millions):

		Three Months Ended March 31, 2026
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees, severance costs, and equity based compensation	General and administrative expenses	$—	$—	$1.7	$1.7
Severance costs and equity based compensation	Operating expenses	—	—	1.0	1.0
Total		$—	$—	$2.7	$2.7

		Three Months Ended March 31, 2025
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees, severance costs and equity based compensation	General and administrative expenses	$—	$—	$7.5	$7.5
Severance costs and equity based compensation	Operating expenses	0.3	—	0.6	0.9
Total		$0.3	$—	$8.1	$8.4

Accumulated Restructuring Costs
The following table summarizes (in millions) the restructuring costs recognized in the Company's condensed consolidated statements of income since inception of the the restructuring plan in fiscal year 2022 through the period ended March 31, 2026, excluding discontinued operations:

Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Total
Consulting fees, severance costs, and equity based compensation	General and administrative expenses	$0.5	$0.4	$105.9	$106.8
Other	Cost of materials and other	1.7	—	—	1.7
Severance costs and equity based compensation	Operating expenses	0.8	—	22.1	22.9
Impairment	Asset impairment	22.1	—	32.3	54.4
Pension settlement	Pension settlement	—	—	2.1	2.1
Asset write-off	Other operating (income) loss, net	14.4	—	0.3	14.7
Total		$39.5	$0.4	$162.7	$202.6

27 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Restructuring Costs Liability Roll-forward:
The following table presents the movement of the restructuring liability, within the condensed consolidated balance sheets (in millions):

Type of Costs	Statement of Income Location	Balance at December 31, 2025	Expense	Payments	Other	Balance at March 31, 2026
Consulting fees, severance costs, and equity based compensation	General and administrative expenses	$0.2	$1.7	$(0.2)	$(1.7)	$—
Severance costs and equity based compensation	Operating expenses	—	1.0	—	(1.0)	—
Total		$0.2	$2.7	$(0.2)	$(2.7)	$—

17. Equity-Based Compensation
Delek US Holdings, Inc. 2006 and 2016 and Alon USA Energy, Inc. 2005 Long-Term Incentive Plans (collectively, the "Incentive Plans")
Compensation expense related to equity-based awards granted under the Incentive Plans amounted to $5.5 million and $5.9 million for the three months ended March 31, 2026 and 2025, respectively. These amounts are included in general and administrative expenses and operating expenses in the accompanying condensed consolidated statements of income. As of March 31, 2026, there was $27.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.8 years.
We issued net shares of common stock of 1,416,783 and 61,150 as a result of exercised or vested equity-based awards during the three months ended March 31, 2026 and 2025, respectively. These amounts are net of 792,055 and 25,730 shares withheld to satisfy employee tax obligations related to the exercises and vesting during the three months ended March 31, 2026 and 2025, respectively.
On April 20, 2026, the stockholders of the Company approved the 2026 Long-Term Incentive Plan (the “2026 Plan”).The 2026 Plan replaces the Company’s 2016 Long-Term Incentive Plan. Participants may be granted awards under the 2026 Plan in the form of options to purchase shares of Delek common stock, stock appreciation right awards, restricted stock awards, restricted stock units ("RSUs") awards, performance-based RSUs, and other forms of stock-based awards. No further awards will be made under the 2016 Long-Term Incentive Plan.
18.  Shareholders' Equity
Dividends
For 2026, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
February 18, 2026	$0.255	March 2, 2026	March 9, 2026
April 20, 2026	$0.255	May 1, 2026	May 8, 2026

Stock Repurchase Program
Our Board of Directors has authorized a share repurchase program under which repurchases of Delek common stock may be executed through open market transactions or privately negotiated transactions, in accordance with applicable securities laws. The timing, price, and size of repurchases are made at the discretion of management and will depend on prevailing share prices, general economic and market conditions, and other considerations. The authorization has no expiration date. During the three months ended March 31, 2025, 2,009,420 shares of our common stock were repurchased and cancelled at the time of the transaction for a total of $31.5 million. No shares were repurchased for the three months ended March 31, 2026. As of March 31, 2026, there was $464.2 million of authorization remaining under Delek's aggregate stock repurchase program.

28 |

Management's Discussion and Analysis
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is management’s analysis of our financial performance and of significant trends that may affect our future performance. The MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 27, 2026 (the "Annual Report on Form 10-K"). Those statements in the MD&A that are not historical in nature should be deemed forward-looking statements that are inherently uncertain.
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
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects, and opportunities. Forward-looking statements include, among other things, statements that refer to the the acquisition of Gravity Water Intermediate Holdings LLC ("Gravity") (the "Gravity Acquisition"), including any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the outbreak of a pandemic and its impact on oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning possible future results of operations, business and growth strategies, including as the same may be impacted by any ongoing military conflict, such as the armed conflicts in Ukraine and the Middle East, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions or dispositions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
•our ability to execute our long-term sustainability strategy and growth through acquisitions and dispositions such as the Gravity Acquisition, and joint ventures, including our ability to successfully integrate acquisitions, complete strategic transactions, safety initiatives and capital projects, realize expected synergies, cost savings and other benefits therefrom, return value to shareholders, or achieve operational efficiencies;
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
•general economic and business conditions affecting the southern, southwestern, and western United States ("U.S"), particularly levels of spending related to travel and tourism;
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

29 |

Management's Discussion and Analysis
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
•impacts of global conflicts such as the armed conflicts in Ukraine and the Middle East;
•future decisions by the Organization of Petroleum Exporting Countries ("OPEC") and the members of other leading oil producing countries (together with OPEC, “OPEC+”) regarding production and pricing and disputes between OPEC+ members regarding the same;
•disruption, failure, or cybersecurity breaches affecting or targeting our information technology ("IT") systems and controls, our infrastructure, or the infrastructure of our cloud-based IT service providers;
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
Business and Economic Environment Overview
Our focus on safe and reliable operations is a pillar which underlines all of our business activities. We continue to identify opportunities to mitigate market risk and focus on efforts that improve our overall cost structure while not compromising operational excellence. Our disciplined approach to cost control, coupled with a focus on our enterprise optimization plan ("EOP") margin enhancements supported strong earnings before interest, taxes, depreciation and amortization, and proportional interest, taxes, depreciation and amortization of equity method investments ("EBITDA") and cash flow, while our capital deployment remained aligned with our strategic priorities. We are focused on maintaining and expanding on the successful efforts achieved in EOP since 2024 and unlocking further free cash flow improvements across all lines of our business. In 2026, we completed the Big Spring Refinery turnaround safely, on budget and on-time, allowing us to maximize operations for the summer driving season. We also executed asset purchase agreements with Delek Logistics, (collectively referred to as “the Intercompany Agreements”) which will bring refining related activities and assets back to our refining segment and create further economic independence to our Logistics business. We also continue to deliver on strong balance sheet initiatives, including entering into amended and new credit facilities for Delek and Delek Logistics in April and March, respectively.
Global crude oil and refined product markets have experienced significant volatility in 2026 due to geopolitical instability in the Middle East, including the ongoing conflict involving Iran and resulting disruptions to maritime transit through the Strait of Hormuz. In the first quarter of 2026, the Refining segment provided higher margins than 2025 due to increased crack spreads. The domestic West Texas Intermediate ("WTI") differentials compared to Brent continued to be favorable, and the WTI Midland to Cushing differential became favorable in the first quarter of 2026. We will continue to execute on our priorities of running safe and reliable operations, making further progress on our "sum of the parts" and EOP efforts, and delivering shareholder value while maintaining our financial strength and flexibility.
The near term economic outlook still has uncertainty due to geopolitical instability, commodity market volatility and our requirements to comply with the U.S. Environment Projection Agency’s Renewable Fuel Standard - 2 ("RFS-2") regulations. As a result, we continue to progress our business transformation focused on enterprise-wide opportunities to improve the efficiency of our cost structure. We continued to advance our strategic initiatives aimed at long-term value creation. This includes the progress made on our EOP. The EOP includes leaner costs including lower general and administrative expenses, lower operating expenses and lower interest expense.
We want to reward our shareholders with a disciplined and balanced capital allocation framework. As we strengthen our relative financial position, we believe a balanced approach between shareholder returns and balance sheet improvement is appropriate. As of March 31, 2026, we returned $15.6 million of capital in 2026 to shareholders through dividends.
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
See further discussion on macroeconomic factors and market trends, including the impact on 2026, in the ‘Market Trends’ section below.
Other 2026 Developments
Delek Logistics
On January 30, 2026, we entered into the Intercompany Agreements, pursuant to which we agreed to acquire a Tyler refinery tank for total consideration of $19.0 million (the “Tyler Tank Purchase”) and El Dorado tank and terminal assets for total consideration of $66.0 million (the “El Dorado Terminal Purchase”). The Tyler Tank Purchase closed on April 1, 2026 with consideration paid through transfer of Delek Logistics common units, based on a 30-day volume weighted average unit price. The El Dorado Terminal Purchase is expected to close on October 1, 2027, subject to the satisfaction of customary closing conditions. In addition, pursuant to the Intercompany Agreements, Delek will waive Omnibus fees for an aggregate of $4.0 million during the first two quarters of 2026.
These transactions with Delek Logistics have been eliminated in consolidation.
Information About Our Segments
We aggregated our operating segments into two reportable segments: Refining and Logistics.
Operations that are not specifically included in the reportable segments are included in Corporate, Other and Eliminations, which consist of our corporate activities, results of certain immaterial operating segments, including our Canadian crude trading operations and intercompany eliminations.

31 |

Management's Discussion and Analysis

Refining Overview
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt, and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 bpd as of March 31, 2026. A high-level summary of the refinery activities is presented below:

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

Our refining segment also owns two biodiesel facilities involved in the production of biodiesel fuels and related activities, located in Crossett, Arkansas and New Albany, Mississippi. During the second quarter of 2024, we made the decision to idle the biodiesel facilities, while exploring viable and sustainable alternatives. In the fourth quarter of 2025, we sold our Cleburne, Texas facility. In addition, the refining segment includes our wholesale crude operations and our 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S.

Logistics Overview
Our logistics segment contains a full suite of gas, crude and water systems that gathers, transports and stores crude oil and natural gas; markets, distributes, transports and stores refined products; and disposes and recycles water in select regions of the southern United States, West Texas, New Mexico and North Dakota for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics (NYSE: DKL), where we owned a 63.3% interest at March 31, 2026. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. A portion of Delek Logistics' assets are currently integral to our refining and marketing operations. The logistics segment's gathering and processing business owns or leases capacity on approximately 390 miles of crude oil transportation pipelines, approximately 169 miles of refined product pipelines, and approximately 767-mile of crude oil gathering system. Additionally, in the Delaware Basin, we have been expanding our natural gas processing capabilities by constructing a new natural gas processing plant and adding acid gas injection and sour gas processing capabilities. This segment also includes water disposal and recycling operations, located in the Delaware Basin of New Mexico, the Midland Basin of Texas, and the Bakken Basin of North Dakota. The storage and transportation business owns or leases associated crude oil storage tanks. The logistics segment has an aggregate of approximately 11.3 million barrels of active shell capacity. It also owns and operates nine light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 161 tractors and 306 trailers used to haul primarily crude oil and other products for related and third parties.

32 |

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
We are committed to operational excellence which includes maintaining safe, reliable, and environmentally responsible operations. It also encompasses the dedication and drive for constant improvement across our operations in reliability, safety, and efficiency. Delek prioritizes stewardship of the environment, and we focus on how to positively impact our shareholders, employees, customers, and the communities where we operate. We believe that focusing on people, processes and equipment will lead to improved utilization and yields and ultimately better employee retention and lower costs, which translates to improved returns for our shareholders. For 2026, we are focused on the following:

•Prioritize safety and environmental compliance through the continued implementation of foundational best practices to increase our ability to provide safe, compliant, and reliable operations.
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
Financial Strength and Flexibility
In our industry, as with many volatile businesses, it is very important to make capital investments with accretive returns and maintain a strong balance sheet. We want to reward our shareholders and investors with a disciplined and balanced capital allocation framework, which we believe will strengthen shareholder value by, among other things, a stable dividend complemented by opportunistic share repurchases. We are also committed to lowering costs and improving the efficiency of our cost structure in all aspects of our business. For 2026, we are focused on the following:
•Rewarding our shareholders and investors with a disciplined and balanced capital allocation framework, including opportunities to strengthen our balance sheet by reducing debt or opportunistically repurchasing shares with excess cash.
•Maintaining our successful efforts to date with the EOP, and expanding our cost saving initiatives with EOP 2.0. This includes leaner costs, including lower general and administrative expenses, lower operating expenses, specifically at our refineries, and lowering interest expense. The EOP also includes margin initiatives including accretive, minimal capital projects in our refining segment and commercial improvements through market optionality, improved Delek Logistics, and product slate optimization.
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

33 |

Management's Discussion and Analysis

2026 Strategic Developments
The following table highlights our 2026 Strategic Developments:

2026 Key Initiatives
2026 Strategic Developments	Operational Excellence	Financial Strength & Flexibility	Strategic Initiatives
Enterprise Optimization Plan
In 2024, we implemented additional cost reduction measures across the organization and announced an EOP which included initiatives focused on improving our financial health and ability to generate cash flows. In 2026, we are focused on maintaining the successful efforts achieved since 2024 and unlocking further free cash flow improvements across all lines of our business.
	✓	✓	✓
Executing Strategic Transactions with Delek Logistics:
On January 30, 2026, we entered into additional asset purchase agreements with Delek Logistics, pursuant to which we agreed to reacquire a Tyler refinery tank and El Dorado tank and terminal assets. The Tyler Tank Purchase closed on April 1, 2026 with payment made through the return of approximately 359.4 thousand Delek Logistics common units. These transactions put additional midstream commercial activities in Delek Logistics and bring refining related activities and assets back to the Refining Segment. Additionally, on January 1, 2026 we closed on the previously announced repurchase of the El Dorado rail facility.
		✓	✓
Minimizing Financial Risk
On April 1, 2026, we entered into an interest rate swap agreement to hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate, which effectively fixed the variable Secured Overnight Financing Rate ("SOFR") interest component of the Delek Term Loan Credit Facility. The aggregate notional amount under this agreement covers $200.0 million of the outstanding principal throughout the duration of the interest rate swap.
✓
Efficient Access to Capital
On April 9, 2026, the Company entered into Amendment No. 4 to Third Amended and Restated Credit Agreement (“Amendment No. 4” and, as amended, the "ABL Credit Agreement"). Amendment No. 4, among other modifications, (i) increases the revolving loan commitments from $1,100.0 million to $1,250.0 million, (ii) extends the maturity date of the Delek Revolving Credit Facility from October 26, 2027 to April 9, 2031, (iii) reduces the interest rate margins applicable to the Delek Revolving Credit Facility by 0.25% and (iv) amends certain thresholds for obligations under the Existing ABL Credit Agreement.
On March 26, 2026, Delek Logistics Partners, LP entered into a new credit agreement that provides for revolving commitments up to $1,300.0 million in the aggregate with a sublimit up to $150.0 million for letters of credit and up to $50.0 million for swing line loans.
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
We have positioned the Company to continue to run safely, reliably, and environmentally responsibly while leveraging our Delek Logistics business. Crack spreads were higher in 2026 than 2025, but below historically high crack spreads in 2023. Many uncertainties remain in 2026 with respect to the global supply and demand of the crude oil and refined products markets heightened by the ongoing conflict in Iran and it is difficult to predict the ultimate economic impacts this may have on our operations. Additionally, U.S. policy changes and escalating conflicts in the Middle East, Europe, and South America could potentially result in supply disruptions or further volatility in crude oil and refined products prices.
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
The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods in 2025 and for the first quarterly period in 2026.

34 |

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
The chart below illustrates the key differentials impacting our refining operations, including WTI Cushing to Brent, WTI Midland to WTI Cushing, and Louisiana Light Sweet crude oil ("LLS") to WTI Cushing for each of the quarterly periods in 2025 and for the first quarterly period in 2026.

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

36 |

Management's Discussion and Analysis
The charts below illustrate the quarterly average prices of Gulf Coast Gasoline ("CBOB"), U.S. High Sulfur Diesel ("HSD") and U.S. Ultra Low Sulfur Diesel ("ULSD") for each of the quarterly periods in 2025 and for the first quarterly period in 2026.

Crack Spreads
Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks/crude oil and the resultant refined products. Generally, a crack spread represents the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel.
The table below reflects the quarterly average Gulf Coast 5-3-2 ULSD, 3-2-1 ULSD and 2-1-1 HSD/LLS crack spreads for each of the quarterly periods in 2025 and for the first quarterly period in 2026.

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
The chart below illustrates the volatility in RINs beginning with the first quarter of 2025 through the first quarter of 2026.

38 |

Management's Discussion and Analysis

Energy Costs
Energy costs are a significant element of our refining segment's EBITDA and can significantly impact our ability to capture crack spreads, with natural gas representing the largest component. Natural gas prices are driven by supply-side factors such as the amount of natural gas production, level of natural gas in storage and import and export activity, while demand-side factors include variability of weather, economic growth and the availability and price of other fuels. Refiners and other large-volume fuel consumers may be more or less susceptible to volatility in natural gas prices depending on their consumption levels as well as their capabilities to switch to more economical sources of fuel/energy. Additionally, geographic location of facilities makes consumers vulnerable to price differentials of natural gas available at different supply hubs. Within Delek’s geographic footprint, we source the majority of our natural gas from the Gulf Coast, and secondarily from the Permian Basin, coinciding with the physical locations of our refineries. We manage our risk around natural gas prices by entering into variable and fixed-price supply contracts in both the Gulf and Permian Basin or by entering into derivative hedges based on forecasted consumption and forward curve prices, as appropriate, in accordance with our risk policy.
The chart below illustrates the quarterly average prices of Waha (Permian Basin) and Henry Hub (Gulf Coast) per million British Thermal Units ("MMBtu") beginning with the first quarter of 2025 through the first quarter of 2026.

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

39 |

Management's Discussion and Analysis
Non-GAAP Reconciliations
The following table provides a reconciliation of EBITDA attributable to Delek to the most directly comparable U.S. GAAP measure, net (loss) income attributable to Delek:

	Three Months Ended March 31,
	2026	2025
Reported net (loss) income attributable to Delek US	$(201.3)	$(172.7)
Proportional interest, taxes, depreciation and amortization of equity-method investments	7.3	7.1
Interest expense, net	84.5	84.1
Income tax expense (benefit)	(58.3)	(36.9)
Depreciation and amortization	103.3	101.3
EBITDA attributable to Delek	$(64.5)	$(17.1)

The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin (in millions)

Refining Segment
	Three Months Ended March 31,
	2026	2025
Total revenues	$2,630.5	$2,608.3
Cost of sales	2,617.3	2,700.9
Gross margin	$13.2	$(92.6)
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	150.2	158.1
Depreciation and amortization	65.3	71.9
Refining margin	$228.7	$137.4

40 |

Management's Discussion and Analysis
Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions):

Summary Statement of Operations Data (1)	Three Months Ended March 31,
	2026	2025
Net revenues	$2,653.1	$2,641.9
Cost of sales:
Cost of materials and other	2,465.8	2,399.5
Operating expenses (excluding depreciation and amortization presented below)	219.9	211.1
Depreciation and amortization	97.6	95.0
Total cost of sales	2,783.3	2,705.6
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	1.6	1.3
General and administrative expenses	44.0	61.5
Depreciation and amortization	5.7	6.3
Other operating expense (income), net	(2.2)	(7.0)
Total operating costs and expenses	2,832.4	2,767.7
Operating income (loss)	(179.3)	(125.8)
Interest expense, net	84.5	84.1
Income from equity method investments	(14.6)	(13.3)
Other expense (income), net	(0.3)	(1.6)
Total non-operating expenses, net	69.6	69.2
Income (loss) from continuing operations before income tax expense (benefit)	(248.9)	(195.0)
Income tax expense (benefit)	(58.2)	(36.8)
Income (loss) from continuing operations, net of tax	(190.7)	(158.2)
Discontinued operations:
Income (loss) from discontinued operations	(0.3)	(0.4)
Income tax expense (benefit)	(0.1)	(0.1)
Income (loss) from discontinued operations, net of tax	(0.2)	(0.3)
Net income (loss)	(190.9)	(158.5)
Net income attributed to non-controlling interests	10.4	14.2
Net income (loss) attributable to Delek	$(201.3)	$(172.7)
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

41 |

Management's Discussion and Analysis
Results of Operations
Consolidated Results of Operations — Comparison of the Three Months Ended March 31, 2026 versus the Three Months Ended March 31, 2025
Net Income (Loss)
Consolidated net loss for the three months ended March 31, 2026 was $190.9 million compared to a net loss of $158.5 million for the three months ended March 31, 2025. Consolidated net loss attributable to Delek for the three months ended March 31, 2026 was $201.3 million, or $(3.34) per basic share, compared to a loss of $172.7 million, or $(2.78) per basic share, for the three months ended March 31, 2025. Explanations for significant drivers impacting net loss as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
We generated net revenues of $2,653.1 million and $2,641.9 million during the three months ended March 31, 2026 and 2025, respectively, an increase of $11.2 million, or 0.4%. The increase in net revenues was primarily due to the following:
•in our refining segment, increases in the average price of U.S. Gulf Coast gasoline of 5.6%, ULSD of 19.7%, and U.S. Gulf Coast HSD of 17.5%; and
•increased revenue primarily related to increased crude activity in our Delaware Gathering operations.
These increases were partially offset by the following:
•decreased sales volumes (including purchased products) in our refining segment primarily related to the Big Spring refinery turnaround in the first quarter of 2026.

Total Operating Costs and Expenses
Cost of Materials and Other
Cost of materials and other was $2,465.8 million for the three months ended March 31, 2026, compared to $2,399.5 million for the three months ended March 31, 2025, an increase of $66.3 million, or 2.8%. The net increase in cost of materials and other primarily related to the following:
•an increase in the cost of crude oil feedstocks at the refineries, including a 1.7% increase in the average cost of WTI Cushing crude oil and a 0.1% increase in the average cost of WTI Midland crude oil;
•an increase in the price of RINs for the three months ended March 31, 2026; and
•an increase in our gathering and processing operations primarily associated with increased crude oil activity in our Delaware Gathering operations and the Delek Permian Gathering operations.
These increases were partially offset by the following:
•decreased sales volume (including purchased products) in our refining segment primarily related to the Big Spring refinery turnaround in the first quarter of 2026.
Operating Expenses
Operating expenses (included in both cost of sales and other operating expenses) were $221.5 million for the three months ended March 31, 2026 compared to $212.4 million for the three months ended March 31, 2025, an increase of $9.1 million, or 4.3%. The increase in operating expenses was primarily driven by the following:
•an increase in employee costs of $10.9 million, insurance costs of $3.9 million and supplies of $2.3 million.
•These increases were partially offset by a decrease in outside services of $3.6 million primarily due to the Big Spring refinery turnaround and maintenance costs of $3.3 million.
General and Administrative Expenses
General and administrative expenses were $44.0 million for the three months ended March 31, 2026 compared to $61.5 million for the three months ended March 31, 2025, a decrease of $17.5 million, or 28.5%. The decrease was primarily driven by decreased employee costs of $8.6 million, restructuring costs of $4.1 million and supplies costs of $2.2 million.

42 |

Management's Discussion and Analysis
Depreciation and Amortization
Depreciation and amortization (included in both cost of sales and other operating expenses) was $103.3 million for the three months ended March 31, 2026 compared to $101.3 million for the three months ended March 31, 2025, an increase of $2.0 million, or 2.0%. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed.
Other Operating Expense (Income), Net
Other operating income, net was $2.2 million and $7.0 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of $4.8 million, or 68.6% . The decrease was primarily driven by the following:
•for the three months ended March 31, 2025, we recorded a gain of $4.3 million related to Delek Logistics' eminent domain settlement.

Non-Operating Expenses, Net
Interest Expense, Net
Interest expense, net was $84.5 million in the three months ended March 31, 2026, compared to $84.1 million for three months ended March 31, 2025, an increase of $0.4 million, or 0.5% primarily due to the following:
•an increase in net average borrowings outstanding (including the obligations under the inventory intermediation agreement which has an associated interest charge) and an increase in the average effective interest rate partially offset by hedge gains associated with our interest rate swaps.
Results from Equity Method Investments
We recognized income from equity method investments of $14.6 million for the three months ended March 31, 2026, compared to $13.3 million for the three months ended March 31, 2025, an increase of $1.3 million, or 9.8%. This increase was primarily driven by the following:
•an increase in income from our investment in W2W Holdings LLC to $9.6 million during the three months ended March 31, 2026 from $5.4 million in the three months ended March 31, 2025.
The increase was partially offset by the following:
•a decrease in income from our investment in Red River Pipeline Company LLC to $1.9 million during the three months ended March 31, 2026 from $2.3 million in the three months ended March 31, 2025;
•a decrease in income from our investment in two other pipeline joint ventures to $0.1 million during the three months ended March 31, 2026 from $2.1 million in the three months ended March 31, 2025; and
•a decrease in income from our asphalt terminal equity method investment.
Other Expense (Income), net
Other expense (income), net was $0.3 million of income in the three months ended March 31, 2026, compared to $1.6 million of income for the three months ended March 31, 2025, a decrease of $1.3 million, or 81.3%.

Income Taxes
For the three months ended March 31, 2026, we recorded an income tax benefit of $58.2 million from continuing operations compared to an income tax benefit of $36.8 million from continuing operations for the three months ended March 31, 2025, primarily driven by the following:
•an increase to pre-tax loss of $248.9 million in the three months ended March 31, 2026 compared to a pre-tax loss of $195.0 million in the three months ended March 31, 2025; and
•our effective tax rates were 23.4% and 18.9% for the three months ended March 31, 2026 and 2025, respectively, due to the impact of fixed dollar favorable permanent differences and changes in valuation allowance on certain attributes.

Refer to Note 13 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.

43 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth selected information concerning our refining segment operations ($ in millions, except per barrel amounts):

Selected Refining Financial Information
	Three Months Ended March 31,
	2026	2025
Revenues	$2,630.5	$2,608.3
Cost of materials and other	2,401.8	2,470.9
Refining Margin	$228.7	$137.4

Operating expenses (excluding depreciation and amortization)	$150.2	$158.1

Refining segment EBITDA	$79.2	$(15.8)

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

Refinery Statistics
	Three Months Ended March 31,
	2026	2025
Total Refining Segment
Days in period	90	90
Total sales volume - refined product (average bpd) (1)	274,376	294,892
Total production (average bpd)	257,659	285,570
Crude oil	238,338	272,183
Other feedstocks	21,692	17,020
Total throughput (average bpd):	260,030	289,203

Crude Slate: (% based on amount received in period)
WTI crude oil	80.4%	66.2%
Gulf Coast Sweet Crude	4.6%	8.7%
Local Arkansas crude oil	3.7%	3.8%
Other	11.3%	21.3%

Crude utilization (% based on nameplate capacity)	78.9%	90.1%

45 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended March 31,
	2026	2025
Tyler, TX Refinery
Days in period	90	90
Products manufactured (average bpd):
Gasoline	37,956	34,214
Diesel/Jet	30,236	30,415
Petrochemicals, LPG, natural gas liquids ("NGLs")	1,816	1,861
Other	22	1,405
Total production	70,030	67,895
Throughput (average bpd):
Crude Oil	68,035	68,460
Other feedstocks	3,616	770
Total throughput	71,651	69,230
Per barrel of throughput:
Operating expenses	$5.64	$5.69
Crude Slate: (% based on amount received in period)
WTI crude oil	79.5%	73.7%
East Texas crude oil	18.8%	25.2%
Other	1.7%	1.1%

El Dorado, AR Refinery
Days in period	90	90
Products manufactured (average bpd):
Gasoline	37,534	37,350
Diesel/Jet	26,054	27,941
Petrochemicals, LPG, NGLs	1,304	941
Asphalt	5,362	6,843
Other	1,521	1,569
Total production	71,775	74,644
Throughput (average bpd):
Crude Oil	69,909	71,921
Other feedstocks	2,933	3,840
Total throughput	72,842	75,761
Per barrel of throughput:
Operating expenses	$5.68	$5.16
Crude Slate: (% based on amount received in period)
WTI crude oil	85.5%	68.5%
Local Arkansas crude oil	12.9%	14.4%
Other	1.6%	17.1%

46 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended March 31,
	2026	2025
Big Spring, TX Refinery
Days in period	90	90
Products manufactured (average bpd):
Gasoline	15,714	29,399
Diesel/Jet	10,463	19,023
Petrochemicals, LPG, NGLs	1,150	3,142
Asphalt	1,224	2,543
Other	1,802	3,878
Total production	30,353	57,985
Throughput (average bpd):
Crude oil	28,718	53,321
Other feedstocks	1,816	6,094
Total throughput	30,534	59,415
Per barrel of refined throughput:
Operating expenses	$10.21	$8.36
Crude Slate: (% based on amount received in period)
WTI crude oil	72.3%	62.7%
WTS crude oil	27.7%	37.3%

Krotz Springs, LA Refinery
Days in period	90	90
Products manufactured (average bpd):
Gasoline	46,713	43,163
Diesel/Jet	30,954	32,321
Heavy Oils	1,567	3,231
Petrochemicals, LPG, NGLs	6,267	6,331
Other	—	—
Total production	85,501	85,046
Throughput (average bpd):
Crude Oil	71,676	78,481
Other feedstocks	13,327	6,316
Total throughput	85,003	84,797
Per barrel of throughput:
Operating expenses	$5.57	$5.36
Crude Slate: (% based on amount received in period)
WTI Crude	79.4%	59.9%
Gulf Coast Sweet Crude	16.0%	30.3%
Other	4.6%	9.8%
(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.

47 |

Management's Discussion and Analysis
Included in the refinery statistics above are the following sales to other segments:

Refinery Sales to Other Segments
	Three Months Ended March 31,
(in barrels per day)	2026	2025

Big Spring refined product sales to other Delek segments	12,482	10,866

Pricing Statistics (average for the period presented)
	Three Months Ended March 31,
	2026	2025

WTI — Cushing crude oil (per barrel)	$72.67	$71.47
WTI — Midland crude oil (per barrel)	$72.57	$72.52
WTS — Midland crude oil (per barrel)	$69.91	$71.95
LLS (per barrel)	$73.68	$74.35
Brent (per barrel)	$77.90	$74.98

U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$26.71	$16.97
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$24.90	$16.11
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$22.56	$12.20

U.S. Gulf Coast unleaded gasoline (per gallon)	$2.09	$1.98
Gulf Coast ultra-low sulfur diesel (per gallon)	$2.74	$2.29
U.S. Gulf Coast high sulfur diesel (per gallon)	$2.49	$2.12
Natural gas (per MMBTU)	$3.48	$3.87

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

48 |

Management's Discussion and Analysis
Refining Segment Operational Comparison of the Three Months Ended March 31, 2026 versus the Three Months Ended March 31, 2025
Revenues
Revenues for the refining segment increased $22.2 million, or 0.9%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by the following:
•an increase in the average price of U.S. Gulf Coast gasoline of 5.6%, ULSD of 19.7%, and U.S. Gulf Coast HSD of 17.5%.
These increases were partially offset by the following:
•a decrease in sales volumes (including purchased products) primarily related to the Big Spring refinery turnaround in the first quarter of 2026.
Revenues included sales to our logistics segment of $108.2 million and $90.0 million for the three months ended March 31, 2026 and 2025, respectively. We eliminate this intercompany revenue in consolidation.
Cost of Materials and Other
Cost of materials and other decreased $69.1 million, or 2.8%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was primarily driven by the following:
•a decrease in sales volumes (including purchased products) primarily related to the Big Spring refinery turnaround in the first quarter of 2026.
The decrease was partially offset by the following:
•an increase in the price of RINs for the three months ended March 31, 2026; and
•increases in the cost of WTI Cushing crude oil, from an average of $71.47 per barrel to an average of $72.67, or 1.7%; and increases in the cost of WTI Midland crude oil, from an average of $72.52 per barrel to an average of $72.57, or 0.1%.
Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $166.7 million and $125.9 million during the three months ended March 31, 2026 and 2025, respectively. We eliminate these intercompany fees in consolidation.
Operating Expenses
Operating expenses decreased $7.9 million, or 5.0%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in operating expenses was primarily driven by the following:
•a decrease in outside services of $8.6 million and variable expenses of $3.5 million including electricity, natural gas, chemical, and catalyst costs primarily driven by the Big Spring refinery turnaround.
•These decreases were partially offset by an increase in insurance costs of $3.0 million and employee costs of $1.3 million.

Refining Margin
Refining margin increased by $91.3 million, or 66.4%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, with a refining margin percentage of 8.7% as compared to 5.3% for the three months ended March 31, 2026 and 2025, respectively, primarily driven by the following:
•a 57.4% increase in the Gulf Coast 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 54.6% increase in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery) and a 84.9% increase in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery).
These increases were partially offset by the following:
•a decrease in sales volumes (including purchased products) primarily related to the Big Spring refinery turnaround in the first quarter of 2026.

49 |

Management's Discussion and Analysis

EBITDA
EBITDA increased by $95.0 million, or 601.3% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to an increase in refining margin driven by increased crack spreads offset by decreased sales volumes (including purchased products) primarily related to the Big Spring refinery turnaround in the first quarter of 2026.

50 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Selected Logistics Financial and Operating Information
	Three Months Ended March 31,
	2026	2025
Revenues	$297.5	$249.9
Cost of materials and other	$168.6	$129.1
Operating expenses (excluding depreciation and amortization)	$47.0	$40.9
EBITDA	$94.9	$92.2

Operating Information:
Gathering & Processing: (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	62,758	61,888
Refined products pipelines	44,658	56,010
SALA Gathering System	9,220	10,321
East Texas Crude Logistics System	27,284	26,918
Midland Gathering Assets	218,203	246,090
Plains Connection System	212,359	179,240
Delaware Gathering Assets:
Natural gas gathering and processing (Mcfd) (1)	63,903	59,809
Crude oil gathering (average bpd)	129,451	122,226
Water disposal and recycling (average bpd)	111,173	128,499
Midland Water Gathering System:
Water disposal and recycling (average bpd)	565,411	632,972

Wholesale Marketing & Terminalling:
East Texas - Tyler refinery sales volumes (average bpd) (2)	—	67,876
West Texas wholesale marketing throughputs (average bpd)	11,771	10,826
West Texas wholesale marketing margin per barrel	$4.42	$1.64
Terminalling throughputs (average bpd) (3)	135,744	135,404
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

51 |

Management's Discussion and Analysis
Logistics Segment Operational Comparison of the Three Months Ended March 31, 2026 versus the Three Months Ended March 31, 2025
Revenues
Net revenues increased by $47.6 million, or 19.0%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily driven by the following:
•increased revenue of $18.7 million in our West Texas marketing operations primarily driven by an increase in average sales prices per gallon, a net increase in volumes sold and an increase in RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.09 and $0.35 per gallon, respectively;
◦the volumes of diesel sold decreased by 0.8 million and the volumes of gasoline sold increased by 4.7 million gallons; and
◦RINs revenue increased $2.4 million due to increased RINs prices.
•increased revenue of $36.1 million primarily associated with the Delek Permian Gathering purchasing and blending activities which was transferred to Delek Logistics on May 1, 2025 (the "DPG Dropdown") and increased crude activity in our Delaware Gathering operations.
These increases were partially offset by the following:
•a decrease of $6.7 million associated with the termination of a marketing agreement with Delek Holdings, under which we marketed 100% of the refined products output of the Tyler Refinery (the "East Texas Marketing Agreement") effective January 1, 2026.
Revenues included sales to our refining segment of $166.7 million and $125.9 million for the three months ended March 31, 2026 and 2025, respectively, and sales to corporate and other of $0.0 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Cost of materials and other for the logistics segment increased by $39.5 million, or 30.6%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily driven by the following:
•increased costs of materials and other of $15.6 million in our West Texas marketing operations was primarily driven by an increase in average cost per gallon and a net increase in volumes sold:
◦the average cost per gallon of gasoline and diesel sold increased by $0.03 per gallon and $0.40 per gallon, respectively;
◦the volumes of diesel sold decreased by 0.8 million gallons, and the volumes of gasoline sold increased by 4.7 million.
•an increase of $26.0 million in our gathering and processing operations primarily associated with increased crude oil activity in our Delaware Gathering operations and transportation costs in our Delek Permian Gathering operations.
Our logistics segment purchased product from our refining segment for $108.2 million and $90.0 million for the three months ended March 31, 2026 and March 31, 2025, respectively. We eliminate these intercompany costs in consolidation.

52 |

Management's Discussion and Analysis
Operating Expenses
Operating expenses increased by $6.1 million, or 14.9%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by the following:
•an increase of $5.4 million in outside services and $2.1 million in variable expenses.
•These increases were partially offset by a decrease in maintenance and repair costs of $2.2 million.

EBITDA
EBITDA increased by $2.7 million, or 2.9%, in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by the following:
•an $2.78 per barrel increase in wholesale margins; and
•increased revenue from crude gathering.
These increases were partially offset by the following:
•lower revenue due to the assignment of the East Texas Marketing Agreement to Delek Holdings effective January 1, 2026.

53 |

Management's Discussion and Analysis
Liquidity and Capital Resources
Sources of Capital
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At March 31, 2026, our total liquidity amounted to $2,567.0 million comprised primarily of $1,942.9 million in unused credit commitments under our revolving credit facilities (as discussed in Note 9 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) and $624.1 million in cash and cash equivalents. Historically, we have generated adequate cash from operations to fund ongoing working capital requirements, pay quarterly cash dividends, repurchase common stock and fund operational capital expenditures. On April 20, 2026, our Board of Directors approved a quarterly cash dividend of $0.255 per share of our common stock.
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
As of March 31, 2026, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Term Loan Credit Facility (see further discussion in Note 9 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q). Additionally, we were in compliance with covenants during the quarter ended March 31, 2026. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may pay dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in place until such a quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to): available borrowings under our existing Delek Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Revolving Facility; the allowance to incur an additional $400.0 million of secured debt under the Delek Term Loan Credit Facility (see further discussion of these facilities in Note 9 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q); the ability to nominate each month whether to include volumes related to the Krotz Springs, El Dorado and Big Spring refineries for funding under the Inventory Intermediation Agreement (as defined in Note 8 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks or joint ventures, as otherwise contemplated and allowed under our incurrence covenants.
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Three Months Ended March 31,
	2026	2025
Cash Flow Data:
Operating activities - continuing operations	$461.3	$(62.1)
Operating activities - discontinued operations	(0.2)	(0.3)
Total Operating activities	461.1	(62.4)
Investing activities - continuing operations	(190.3)	(314.6)
Total Investing activities	(190.3)	(314.6)
Financing activities - continuing operations	(272.5)	265.2
Total Financing activities	(272.5)	265.2
Net (decrease) increase	$(1.7)	$(111.8)

54 |

Management's Discussion and Analysis
Cash Flows from Operating Activities
Continuing Operations
Net cash provided by operating activities from continuing operations was $461.3 million for the three months ended March 31, 2026, compared to net cash used of $62.1 million for the comparable period of 2025. The increases were a result of cash receipts from customers and cash payments to suppliers and for salaries resulting in a net $510.1 million increase in cash provided by operating activities partially offset by an increase in cash paid for debt interest of $7.7 million.
Cash Flows from Investing Activities
Continuing Operations
Net cash used in investing activities from continuing operations was $190.3 million for the three months ended March 31, 2026, compared to $314.6 million in the comparable period of 2025. The decrease in cash flows used in investing activities was primarily due to the Gravity Acquisition in 2025 for $181.2 million offset by a $52.0 million increase in purchases of property, plant and equipment.
Cash Flows from Financing Activities
Continuing Operations
Net cash used in financing activities from continuing operations was $272.5 million for the three months ended March 31, 2026, compared to cash provided of $265.2 million in the comparable 2025 period. The decrease in cash provided was primarily due to net payments on long-term revolvers of $50.7 million for the three months ended March 31, 2026 compared to net proceeds of $269.7 million in the comparable 2025 period, net payments on product and other financing arrangements of $147.6 million for the three months ended March 31, 2026 compared to net proceeds of $67.6 million in the comparable 2025 period and payments of $9.0 million for deferred financing costs for the three months ended March 31, 2026.
These increases in cash used were partially offset by a decrease of $31.5 million in share buybacks.
Cash Position and Indebtedness
As of March 31, 2026, our total cash and cash equivalents were $624.1 million, and we had total long-term indebtedness of approximately $3,183.1 million. The total long-term indebtedness is net of deferred financing costs and debt discount of $47.1 million. Additionally, we had letters of credit issued of approximately $296.0 million. Total unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $1,942.9 million. The decrease of $53.1 million in total long-term principal indebtedness as of March 31, 2026 compared to December 31, 2025 resulted primarily from a decrease in net borrowings under the Delek Logistics Revolving Facility. As of March 31, 2026, our total long-term indebtedness (as defined in Note 9 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) consisted of the following:
•the Delek Revolving Credit Facility with no outstanding borrowings (maturity of October 26, 2027);
•aggregate principal of $919.1 million under the Delek Term Loan Credit Facility (maturity of November 19, 2029 and effective interest of 8.21%);
•aggregate principal of $161.1 million under the Delek Logistics Revolving Facility (maturity of March 26, 2031 and average borrowing rate of 5.99%);
•aggregate principal of $400.0 million under the Delek Logistics 2028 Notes (due in 2028, with effective interest rate of 7.37%);
•aggregate principal of $1,050.0 million under the Delek Logistics 2029 Notes (due in 2029, with effective interest rate of 8.80%); and
•aggregate principal of $700.0 million under the Delek Logistics 2033 Notes (due in 2033, with effective interest rate of 7.63%).
Additionally, we utilize other financing arrangements to finance operating assets and/or, from time to time, to monetize other assets that may not be needed in the near term when internal cost of capital and other criteria are met. Such arrangements include our inventory intermediation arrangement, which finances a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs or other non-inventory product financing liabilities and funded letters of credit. Our long-term inventory intermediation obligation with Citigroup Energy Inc. ("Citi") was $230.5 million at March 31, 2026. See Note 8 of the accompanying condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for additional information about our Inventory Intermediation Agreement. Our product financing liabilities consisted primarily of RIN financings as of March 31, 2026, and totaled $144.1 million, all of which is due in the next 12 months. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of our December 31, 2025 Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Cash Requirements" section below.

55 |

Management's Discussion and Analysis
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
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the three months ended March 31, 2026, by operating segment and major category (in millions):

	2026 Forecast (2)	Three Months Ended March 31, 2026 Actual(1)
Refining
Regulatory	$29	$3.2
Sustaining maintenance, including turnaround activities	192	156.6
Growth projects	1	0.3
Refining segment total	222	160.1
Logistics
Regulatory	12	0.9
Sustaining maintenance	33	7.1
Growth projects	210	39.1
Logistics segment total	255	47.1
Corporate and Other
Regulatory	3	—
Sustaining maintenance	10	1.7
Growth projects	5	0.1
Other total	18	1.8
Total capital spending	$495	$209.0
(1) Amounts exclude capitalized interest and internal labor costs of $15.1 million and specialized financing of $7.4 million
(2) Amounts exclude capitalized interest and internal labor costs of $21.1 million and specialized financing of $82.8 million.

The amount of our capital expenditure forecast is subject to change due to unanticipated increases in the cost, scope, and completion time for our capital projects and subject to the changes and uncertainties discussed under the 'Forward-Looking Statements' section of Item 2. Management's Discussion and Analysis, of this Quarterly Report on Form 10-Q. For further information, please refer to our discussion in Item 1A. Risk Factors, of our December 31, 2025 Annual Report on Form 10-K.

56 |

Management's Discussion and Analysis
Cash Requirements
Long-Term Cash Requirements Under Contractual Obligations
Information regarding our known cash requirements under contractual obligations of the types described below as of March 31, 2026, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long-term debt and notes payable obligations	$9.5	$1,469.0	$1,051.7	$700.0	$3,230.2
Interest (1)	245.9	490.1	253.9	154.9	1,144.8
Operating lease commitments (2)	22.3	40.1	8.5	9.2	80.1
Purchase commitments (3)	1,213.2	—	—	—	1,213.2
Product financing agreements (4)	144.1	—	—	—	144.1
Transportation agreements (5)	172.1	259.8	248.4	208.7	889.0
Inventory intermediation obligation (6)	12.4	230.5	—	—	242.9
Retail Stores obligations (7)	8.6	17.2	13.6	2.6	42.0
Total	$1,828.1	$2,506.7	$1,576.1	$1,075.4	$6,986.3
(1) Expected interest payments on debt outstanding at March 31, 2026. Floating interest rate debt is calculated using March 31, 2026 rates. For additional information, see Note 9 to the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancellable terms in excess of one year as of March 31, 2026.
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
(4) Balances consist of obligations under RINs product financing arrangements, as described in the ''Environmental Credits and Related Regulatory Obligations" accounting policy included in Note 2 to our consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of our December 31, 2025 Annual Report on Form 10-K.
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
(7) Amounts reflect a rebate arrangement included in the long-term agreement with Fomento Económico Mexicano, S.A.B. de C.V. (FEMSA) entered into in conjunction with the sale of our retail fuel and convenience stores as well as certain underground storage tank cleanup obligations. For additional information, see our consolidated financial statements in Item 8. Financial Statements and Supplementary Data, of our December 31, 2025 Annual Report on Form 10-K.

Other Cash Requirements
Our material short-term cash requirements under contractual obligations are presented above, and we expect to fund the majority of those requirements with cash flows from operations. Our other cash requirements consisted of operating activities and capital expenditures. Operating activities include cash outflows related to payments to suppliers for crude and other inventories (which are largely reflected in our contractual purchase commitments in the table above) and payments for salaries and other employee related costs. Cash outlays in 2027 are planned to include incentive compensation payments that were earned and accrued in 2026. In line with our long-term sustainable strategy, future cash requirements will include initiatives to build on our long-term sustainable business model and sum of the parts initiatives.
Refer to the cash flow section for our operating activities spend during the three months ended March 31, 2026. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity.
Refer to the 'Capital Spending' section for our capital expenditures for the three months ended March 31, 2026 and our anticipated cash requirements for planned capital expenditures for the full year 2026.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Changes in commodity prices (mainly crude oil and refined products) and interest rates are our primary sources of market risk. When we make the decision to manage our market exposure, our objective is generally to avoid losses from adverse price changes, realizing we will not obtain the gains of beneficial price changes.

57 |

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
The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are discussed separately below), as of March 31, 2026 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2026	2027
Contracts not designated as hedging instruments:
Crude oil price swaps - long (1)	$145.4	12,624,000	11,774,000	850,000
Crude oil price swaps - short (1)	(161.6)	13,657,000	13,157,000	500,000
Crude oil options - long (1)	0.2	50,000	50,000	—
Crude oil options - short (1)	—	50,000	50,000	—
Inventory, refined product and crack spread swaps - long (1)	5.4	2,520,000	2,520,000	—
Inventory, refined product and crack spread swaps - short (1)	(15.2)	2,472,000	2,472,000	—
RINs commitment contracts - long (2)	2.3	10,636,802	10,636,802	—
RINs commitment contracts - short (2)	(3.1)	10,000,000	10,000,000	—
Total	$(26.6)
(1) Volume in barrels.
(2) Volume in RINs.

58 |

Management's Discussion and Analysis
Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $1,080.2 million as of March 31, 2026.
We help manage this risk through interest rate swap agreements that we may periodically enter into in order to modify the interest rate characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. We expect that any interest rate derivatives held will reduce our exposure to short-term interest rate movements. As of March 31, 2026, we had two floating-to-fixed interest rate derivative agreements in place for a notional amount of $200.0 million, which matures in May 2027, and $500.0 million, which matures in November 2027. The estimated fair value of our interest rate derivative liability was $0.9 million as of March 31, 2026.
On April 1, 2026, we entered into an interest rate swap agreement to hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate, which effectively fixed the variable SOFR interest component of the Delek Term Loan Credit Facility. The aggregate notional amount under this agreement covers $200.0 million of the outstanding principal throughout the duration of the interest rate swap.
The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt, after considering the interest rate swaps, outstanding as of March 31, 2026 would be to change interest expense by approximately $3.8 million.
We also have interest rate exposure in connection with our Inventory Intermediation Agreement under which we pay a time value of money charge based on SOFR.
Commodity Derivatives Trading Activities
From time to time, we enter into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, and futures contracts. These trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts are classified as held for trading and are recognized at fair value with changes in fair value recognized in the income statement. We had no outstanding trading commodity derivative contracts as of March 31, 2026.

59 |

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

60 |

Other Information
Part II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary conduct of our business, we are from time to time subject to lawsuits, investigations and claims, including environmental claims and employee-related matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, including civil penalties or other enforcement actions, we do not believe that any currently pending legal proceeding or proceedings to which we are a party will have a material adverse effect on our business, financial condition or results of operations. See Note 12 to our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, in September 2025, our subsidiary Alon Refining Krotz Springs, Inc. (“Alon Krotz Springs”) filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit (the “D.C. Court of Appeals”) (case no. 25-1187, consolidated with No. 25-1197) challenging the EPA’s decision that the Krotz Springs refinery was ineligible for a small refinery exemption under the Clean Air Act’s Renewable Fuel Standard program for the 2024 compliance year.  On April 7, 2026, the D.C. Court of Appeals ruled in favor of Alon Krotz Springs and the co-petitioner, holding that the EPA’s denial of the small refinery exemption applications was contrary to the plain language of the agency’s own 2014 Eligibility Regulation. The D.C. Court of Appeals vacated the EPA’s orders denying the exemption applications for the 2024 compliance year and remanded the matter to the EPA for further proceedings consistent with its opinion.
Other claims we are pursuing against the EPA include a proceeding by our subsidiaries Alon Refining Krotz Springs, Inc., Delek Refining, Ltd., Lion Oil Company, LLC and Alon USA, LP in the D.C. Court of Appeals (case numbers 25-1229, 1230, 1231, 1245) filed in October 2025 seeking review of the EPA’s decision to refund expired RINs for the 2019 to 2023 compliance years, and a proceeding by Alon USA, LP in the 5th Circuit Court of Appeals (No. 25-60584) filed in October 2025 with a protective petition filed in the D.C. Court of Appeals (case no. 25-1246) seeking review of the EPA’s decision denying an exemption on the 2020 exemption petition of the Big Spring Refinery.
Aside from the matters discussed above and disclosure updated in Note 12, there have been no material developments to the proceedings previously reported in our Annual Report on Form 10-K filed on February 27, 2026.
ITEM 1A. RISK FACTORS
There were no material changes during the three months ended March 31, 2026 to the risk factors identified in the Company’s fiscal 2025 Annual Report on Form 10-K with the exception of the following:
Developments which impact the global oil markets have had, may continue to have, or may have an adverse impact on our business, our future results of operations and our overall financial performance.
While our operations are focused primarily in the Gulf Coast Region (PADD III), our business is impacted by events and developments that impact the global markets for oil and other energy products. Any regional or global event or development that destabilizes worldwide economic and commercial activity, financial markets, or the demand for and prices of oil and gas products could materially adversely affect our business and operations. In recent years, the outbreak of a pandemic, the Russia-Ukraine War, Organization of Petroleum Exporting Countries ("OPEC")-Russia relationship, and the conflicts in the Middle East have been sources of uncertainty in the global oil markets, substantial global supply chain issues, and significant disruptions in the labor market.
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
The ongoing conflict between the United States and Iran, including the disruption to shipping through the Strait of Hormuz, has introduced significant volatility into global energy markets, causing crude oil prices to spike materially from levels seen at the start of 2026. Although we do not have direct operations or exposure in the Middle East, sustained commodity price volatility and broader macroeconomic uncertainty could indirectly affect our business, including demand for our services. In addition, elevated energy prices and supply uncertainty may affect refinery utilization rates, which could reduce demand for the transportation, storage and terminalling services we provide under our commercial agreements. The ultimate duration and resolution of the conflict, including the status of the Strait of Hormuz and any ceasefire arrangements, remains uncertain.
The ultimate extent of the impact of volatile conditions in the oil and gas industry on our business, financial condition, results of operation and liquidity will depend largely on future developments which are outside of our control, including the extent and duration of any price reductions,

61 |

Other Information
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
Acts of sabotage or terrorist attacks (including cyber-attacks), threats of war, armed conflict, or war, as well as events occurring in response to or in connection with them, including political instability in significant oil producing regions such as the Middle East, Africa, the former Soviet Union and South America, may harm our business or have an adverse impact on our future results of operations and financial condition. This risk, and others dependent on geopolitical factors, may be heightened as a result of ongoing conflicts such as the Russia-Ukraine war and the conflicts in the Middle East and events occurring in response thereto.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended March 31, 2026 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act (inclusive of all purchases that have settled as of March 31, 2026).

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 - January 31	—	$—	—	$464.2
February 1 - February 28	—	—	—	$464.2
March 1 - March 31	—	—	—	$464.2
Total	—	$—	—	N/A
(1) See further discussion in Note 18 to our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 105b-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

62 |

Other Information

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

101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2026 and 2025 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2026 and 2025 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement
#	Filed herewith
##	Furnished herewith

63 |

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
Robert Wright
Executive Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)

Dated: April 29, 2026

64 |