Form 10-Q
period 2026-06-30
Delek US Holdings, Inc.
filed 2026-08-05
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At July 30, 2026, there were 61,232,174 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents
Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2026

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$628.6	$625.8
Accounts receivable, net	866.3	648.7
Inventories, net of inventory valuation reserves	999.3	726.0
Other current assets	108.7	67.5
Total current assets	2,602.9	2,068.0
Property, plant and equipment:
Property, plant and equipment	5,909.4	5,586.9
Less: accumulated depreciation	(2,476.6)	(2,314.4)
Property, plant and equipment, net	3,432.8	3,272.5
Operating lease right-of-use assets	66.2	71.4
Goodwill	475.3	475.3
Other intangibles, net	400.4	405.7
Equity method investments	430.9	427.7
Other non-current assets	142.9	127.1
Total assets	$7,551.4	$6,847.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,853.0	$1,633.8
Current portion of long-term debt	8.5	9.5
Current portion of operating lease liabilities	27.2	27.2
Accrued expenses and other current liabilities	1,522.6	858.9
Total current liabilities	3,411.3	2,529.4
Non-current liabilities:
Long-term debt, net of current portion	3,181.2	3,223.6
Obligation under Inventory Intermediation Agreement	95.2	119.5
Environmental liabilities, net of current portion	30.7	31.1
Asset retirement obligations	36.3	34.0
Deferred tax liabilities	152.3	217.9
Operating lease liabilities, net of current portion	38.3	46.1
Other non-current liabilities	183.4	98.8
Total non-current liabilities	3,717.4	3,771.0
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 78,774,745 shares and 77,357,447 shares issued at June 30, 2026, and December 31, 2025, respectively	0.8	0.8
Additional paid-in capital	1,267.6	1,290.9
Treasury stock, 17,575,527 shares, at cost, at June 30, 2026, and December 31, 2025, respectively	(694.1)	(694.1)
Retained earnings (deficit)	(387.8)	(311.1)
Non-controlling interests in subsidiaries	236.2	260.8
Total stockholders’ equity	422.7	547.3
Total liabilities and stockholders’ equity	$7,551.4	$6,847.7

See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$4,087.0	$2,764.6	$6,740.1	$5,406.5
Cost of sales:
Cost of materials and other	3,390.6	2,415.0	5,856.4	4,814.5
Operating expenses (excluding depreciation and amortization presented below)	220.1	209.8	440.0	420.9
Depreciation and amortization	111.2	87.6	208.8	182.6
Total cost of sales	3,721.9	2,712.4	6,505.2	5,418.0
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	2.9	2.2	4.5	3.5
General and administrative expenses	56.7	76.6	100.7	138.1
Depreciation and amortization	4.5	6.5	10.2	12.8
Other operating expense (income), net	(1.4)	0.4	(3.6)	(6.6)
Total operating costs and expenses	3,784.6	2,798.1	6,617.0	5,565.8
Operating income (loss)	302.4	(33.5)	123.1	(159.3)
Interest expense, net	100.1	85.9	184.6	170.0
Income from equity method investments	(19.7)	(22.2)	(34.3)	(35.5)
Other expense (income), net	0.1	6.2	(0.2)	4.6
Total non-operating expense, net	80.5	69.9	150.1	139.1
Income (loss) from continuing operations before income tax expense (benefit)	221.9	(103.4)	(27.0)	(298.4)
Income tax expense (benefit)	41.8	(14.1)	(16.4)	(50.9)
Income (loss) from continuing operations, net of tax	180.1	(89.3)	(10.6)	(247.5)
Discontinued operations:
Income (loss) from discontinued operations	—	(1.0)	(0.3)	(1.4)
Income tax expense (benefit)	—	(0.2)	(0.1)	(0.3)
Income (loss) from discontinued operations, net of tax	—	(0.8)	(0.2)	(1.1)
Net income (loss)	180.1	(90.1)	(10.8)	(248.6)
Net income attributed to non-controlling interests	10.6	16.3	21.0	30.5
Net income (loss) attributable to Delek	$169.5	$(106.4)	$(31.8)	$(279.1)
Basic income (loss) per share:
Income (loss) from continuing operations	$2.76	$(1.75)	$(0.52)	$(4.53)
Income (loss) from discontinued operations	—	(0.01)	—	(0.02)
Total basic income (loss) per share	$2.76	$(1.76)	$(0.52)	$(4.55)
Diluted income (loss) per share:
Income (loss) from continuing operations	$2.71	$(1.75)	$(0.52)	$(4.53)
Income (loss) from discontinued operations	—	(0.01)	—	(0.02)
Total diluted income (loss) per share	$2.71	$(1.76)	$(0.52)	$(4.55)
Weighted average common shares outstanding:
Basic	61,315,020	60,506,943	60,788,126	61,306,915
Diluted	62,486,336	60,506,943	60,788,126	61,306,915

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$180.1	$(90.1)	$(10.8)	$(248.6)

Comprehensive income (loss)	$180.1	$(90.1)	$(10.8)	$(248.6)
Comprehensive income attributable to non-controlling interest	10.6	16.3	21.0	30.5
Comprehensive income (loss) attributable to Delek	$169.5	$(106.4)	$(31.8)	$(279.1)
See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(In millions, except share and per share data)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2026	78,793,863	$0.8	$1,274.4	$—	$(528.6)	(17,575,527)	$(694.1)	$249.5	$302.0
Net income (loss)	—	—	—	—	169.5	—	—	10.6	180.1
Common stock dividends ($0.255 per share)	—	—	—	—	(15.6)	—	—	—	(15.6)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(22.2)	(22.2)
Equity-based compensation expense	—	—	6.4	—	—	—	—	0.7	7.1
Repurchase of common stock	(442,893)	—	(7.2)	—	(12.8)	—	—	—	(20.0)
Taxes paid due to the net settlement of equity-based compensation	—	—	(7.9)	—	—	—	—	(0.8)	(8.7)
Exercise of equity-based awards	375,267	—	—	—	—	—	—	—	—
Other	48,508	—	1.9	—	(0.3)	—	—	(1.6)	—
Balance at June 30, 2026	78,774,745	$0.8	$1,267.6	$—	$(387.8)	(17,575,527)	$(694.1)	$236.2	$422.7

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2025	78,208,023	$0.8	$1,248.2	$(4.1)	$(395.4)	(17,575,527)	$(694.1)	$274.0	$429.4
Net income (loss)	—	—	—	—	(106.4)	—	—	16.3	(90.1)
Common stock dividends ($0.255 per share)	—	—	—	—	(15.5)	—	—	—	(15.5)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(21.7)	(21.7)
Equity-based compensation expense	—	—	7.1	—	—	—	—	0.6	7.7
Repurchase of common stock	(685,050)	—	(10.9)	—	(2.0)	—	—	—	(12.9)
Taxes paid due to the net settlement of equity-based compensation	—	—	(3.2)	—	—	—	—	(0.4)	(3.6)
Exercise of equity-based awards	415,334	—	—	—	—	—	—	—	—
Other	64,389	—	2.1	(0.1)	(0.5)	—	—	0.1	1.6
Balance at June 30, 2025	78,002,696	$0.8	$1,243.3	$(4.2)	$(519.8)	(17,575,527)	$(694.1)	$268.9	$294.9

6 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(In millions, except share and per share data)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	77,357,447	$0.8	$1,290.9	$—	$(311.1)	(17,575,527)	$(694.1)	$260.8	$547.3
Net income (loss)	—	—	—	—	(31.8)	—	—	21.0	(10.8)
Common stock dividends ($0.510 per share)	—	—	—	—	(31.2)	—	—	—	(31.2)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(44.3)	(44.3)
Equity-based compensation expense	—	—	13.1	—	—	—	—	1.4	14.5
Repurchase of common stock	(442,893)	—	(7.2)	—	(12.8)	—	—	—	(20.0)
Repurchases of non-controlling interests, net of tax	—	—	—	—	—	—	—	—	—
Taxes paid due to the net settlement of equity-based compensation	—	—	(32.7)	—	—	—	—	(1.1)	(33.8)
Exercise of equity-based awards	1,792,050	—	—	—	—	—	—	—	—
Other	68,141	—	3.5	—	(0.9)	—	—	(1.6)	1.0
Balance at June 30, 2026	78,774,745	$0.8	$1,267.6	$—	$(387.8)	(17,575,527)	$(694.1)	$236.2	$422.7

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	80,127,994	$0.8	$1,215.9	$(4.1)	$(205.7)	(17,575,527)	$(694.1)	$262.4	$575.2
Net income (loss)	—	—	—	—	(279.1)	—	—	30.5	(248.6)
Common stock dividends ($0.510 per share)	—	—	—	—	(31.4)	—	—	—	(31.4)
Equity-based compensation expense	—	—	13.7	—	—	—	—	0.9	14.6
Distributions to non-controlling interests	—	—	—	—	—	—	—	(43.3)	(43.3)
Issuance of Delek Logistics common units for Gravity Acquisition, net of tax	—	—	55.4	—	—	—	—	20.9	76.3
Taxes paid due to the net settlement of equity-based compensation	—	—	(3.6)	—	—	—	—	(0.7)	(4.3)
Repurchase of common stock	(2,694,470)	—	(41.5)	—	(2.9)	—	—	—	(44.4)
Exercise of equity-based awards	476,484	—	—	—	—	—	—	—	—
Other	92,688	—	3.4	(0.1)	(0.7)	—	—	(1.8)	0.8
Balance at June 30, 2025	78,002,696	$0.8	$1,243.3	$(4.2)	$(519.8)	(17,575,527)	$(694.1)	$268.9	$294.9

See accompanying notes to the condensed consolidated financial statements

7 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(10.8)	$(248.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	219.0	195.4
Non-cash lease expense	11.3	21.7
Deferred income taxes	(61.8)	(51.2)
Income from equity method investments	(34.3)	(35.5)
Dividends from equity method investments	23.0	13.5
Non-cash lower of cost or market/net realizable value adjustment	(4.2)	0.1
Loss on extinguishment of debt	23.5	—
Equity-based and non-cash compensation expense	14.5	14.6
Loss (income) from discontinued operations	0.2	1.1
Other	10.8	10.2
Changes in assets and liabilities:
Accounts receivable	(212.0)	(115.6)
Inventories and other current assets	(304.2)	(3.8)
Fair value of derivatives	(3.6)	2.0
Accounts payable and other current liabilities	1,007.1	214.6
Obligation under Inventory Intermediation Agreements	(24.3)	(20.3)
Non-current assets and liabilities, net	70.0	(8.1)
Cash provided by (used in) operating activities - continuing operations	724.2	(9.9)
Cash (used in) provided by operating activities - discontinued operations	(0.2)	(1.1)
Net cash provided by (used in) operating activities	724.0	(11.0)
Cash flows from investing activities:
Business combination, net of cash acquired	—	(181.2)
Distributions from equity method investments	8.1	5.6
Purchases of property, plant and equipment	(361.5)	(301.5)
Purchases of intangible assets	(9.2)	(7.1)
Proceeds from sale of property, plant and equipment	0.2	4.9
Insurance and settlement proceeds	—	6.2
Other	(4.1)	(4.5)
Net cash used in investing activities	(366.5)	(477.6)
Cash flows from financing activities:
Proceeds from long-term revolvers	6,049.3	5,374.7
Payments on long-term revolvers	(6,013.1)	(5,729.3)
Proceeds from term debt	1,650.0	700.0
Payments on term debt	(1,721.5)	(4.8)
Proceeds from product and other financing agreements	566.6	840.2
Repayments of product and other financing agreements	(705.8)	(678.1)
Repurchase of common stock	(20.0)	(44.4)
Distribution to non-controlling interest	(44.3)	(43.3)
Dividends paid	(31.2)	(31.4)
Deferred financing costs paid	(33.5)	(10.8)
Other	(51.2)	(4.3)
Net cash (used in) provided by financing activities	(354.7)	368.5
Net increase (decrease) in cash and cash equivalents	2.8	(120.1)
Cash and cash equivalents at the beginning of the period	625.8	735.6
Cash and cash equivalents at the end of the period	628.6	615.5
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (Continued)
(In millions)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest, net of capitalized interest of $5.8 million and $7.0 million in the 2026 and 2025 periods, respectively	$170.5	163.6
Income taxes, net of refunds	$(2.8)	$(0.3)
Non-cash investing activities:
Delek Logistics common units issued in connection with Gravity Acquisition	$—	$91.5
Increase (decrease) in accrued capital expenditures	$(4.5)	$(5.0)
Non-cash financing activities:
Non-cash lease liability arising from obtaining right-of-use assets during the period	$12.3	$32.5
Non-cash right of use asset decrease due to lease termination during the period	$—	$(1.6)

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
Our condensed consolidated financial statements include Delek Logistics Partners, LP ("Delek Logistics", NYSE:DKL), a variable interest entity ("VIE"). As the indirect owner of the general partner of Delek Logistics, we have the ability to direct the activities of this entity that most significantly impact its economic performance. We are also considered to be the primary beneficiary for accounting purposes for this entity. Any losses incurred by Delek Logistics will be reflected in our operating results, net of intercompany eliminations, proportionate to our ownership interest.
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
Accounting Pronouncements Not Yet Adopted
ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818)
In May 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2026-02 Environmental Credits and Environmental Credit Obligations (Topic 818) ("ASU 2026-02"), which establishes the first comprehensive GAAP framework for recognizing, measuring, presenting and disclosing environmental credits and related compliance obligations. ASU 2026-02 is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. Entities are required to apply the amendments on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet) as of the beginning of the annual reporting period of adoption. Early adoption is permitted at the beginning of an annual reporting period. We are currently evaluating the impact that the adoption of ASU 2026-02 will have on our financial position, results of operations, cash flows and related disclosures.
ASU 2025-12, Codification Improvements
In December 2025, the FASB issued ASU 2025-12 Codification Improvements ("ASU 2025-12"). This update addresses suggestions received from stakeholders regarding the Accounting Standards Codification ("Codification") and makes other incremental improvements to GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260, Earnings Per Share, retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The adoption of ASU 2025-12 will not affect our financial position or our results of operations, but could impact disclosures.
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

9 |

Notes to Condensed Consolidated Financial Statements (unaudited)
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

3. Segment Data
We aggregate our operating units into two reportable segments: Refining and Logistics. Operations that are not specifically included in the reportable segments are included in Corporate, Other and Eliminations, which consist of the following:
•our corporate activities;
•results of certain immaterial operating segments; and
•intercompany eliminations.
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

Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by EBITDA attributable to Delek for the period indicated (in millions):

12 |

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2026
	Refining	Logistics	Total
Net revenues (excluding intercompany fees and revenues)	$3,907.1	$179.9	$4,087.0
Inter-segment fees and revenues	148.9	204.8	353.7
Total segment revenues	$4,056.0	$384.7	$4,440.7
Elimination of inter-segment revenue			(353.7)
Total consolidated revenues			$4,087.0

Cost of materials and other	3,348.5	239.0
Operating expenses	156.1	43.4
General and administrative expenses	2.8	3.2
Proportional EBITDA of equity-method investments	(5.8)	(20.7)
Other segment items(3)	(1.6)	(0.2)
Segment EBITDA attributable to Delek	$556.0	$120.0	$676.0

Reconciling items to net income (loss) attributable to Delek
Corporate expenses, eliminations and other (1)			242.1
Proportional interest, taxes, depreciation and amortization of equity-method investments			6.8
Depreciation and amortization			115.7
Interest expense, net			100.1
Income tax expense (benefit)			41.8
Net income (loss) attributable to Delek			$169.5

	Three Months Ended June 30, 2026
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Depreciation and amortization	$76.6	$40.2	$(1.1)	$115.7
Interest expense, net	$35.3	$47.6	$17.2	$100.1
Income from equity method investments	$(5.2)	$(14.5)	$—	$(19.7)
Capital spending (2)	$54.3	$60.9	$10.3	$125.5

13 |

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2025
	Refining	Logistics	Total
Net revenues (excluding intercompany fees and revenues)	$2,632.3	$132.3	$2,764.6
Inter-segment fees and revenues	84.5	114.1	198.6
Total segment revenues	$2,716.8	$246.4	$2,963.2
Elimination of inter-segment revenue			(198.6)
Total consolidated revenues			$2,764.6

Cost of materials and other	2,478.5	119.3
Operating expenses	150.5	38.2
General and administrative expenses	4.7	8.9
Proportional EBITDA of equity-method investments	(12.9)	(17.0)
Other segment items(3)	(0.3)	0.4
Segment EBITDA attributable to Delek	$96.3	$96.6	$192.9

Reconciling items to net income (loss) attributable to Delek
Corporate expenses, eliminations and other (1)			125.7
Proportional interest, taxes, depreciation and amortization of equity-method investments			7.7
Depreciation and amortization			94.1
Interest expense, net			85.9
Income tax expense (benefit)			(14.1)
Net income (loss) attributable to Delek			$(106.4)

	Three Months Ended June 30, 2025
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Depreciation and amortization	$66.5	$30.2	$(2.6)	$94.1
Interest expense, net	$43.0	$18.1	$24.8	$85.9
Income from equity method investments	$(11.7)	$(10.5)	$—	$(22.2)
Capital spending (2)	$40.3	$119.2	$4.5	$164.0

14 |

Notes to Condensed Consolidated Financial Statements (unaudited)

	Six Months Ended June 30, 2026
	Refining	Logistics	Total
Net revenues (excluding intercompany fees and revenues)	$6,429.4	$310.7	$6,740.1
Inter-segment fees and revenues	257.1	371.5	628.6
Total segment revenues	$6,686.5	$682.2	$7,368.7
Elimination of inter-segment revenue			(628.6)
Total consolidated revenues			$6,740.1

Cost of materials and other	5,750.3	407.6
Operating expenses	306.3	90.4
General and administrative expenses	6.4	7.5
Proportional EBITDA of equity-method investments	(9.4)	(39.0)
Other segment items(3)	(2.3)	0.8
Segment EBITDA attributable to Delek	$635.2	$214.9	$850.1

Reconciling items to net income (loss) attributable to Delek
Corporate expenses, eliminations and other (1)			480.6
Proportional interest, taxes, depreciation and amortization of equity-method investments			14.1
Depreciation and amortization			219.0
Interest expense, net			184.6
Income tax expense (benefit)			(16.4)
Net income (loss) attributable to Delek			$(31.8)

	Six Months Ended June 30, 2026
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Depreciation and amortization	$141.9	$79.7	$(2.6)	$219.0
Interest expense, net	$84.3	$66.9	$33.4	$184.6
Income from equity method investments	$(8.2)	$(26.1)	$—	$(34.3)
Capital spending (2)	$226.2	$110.7	$20.1	$357.0

15 |

Notes to Condensed Consolidated Financial Statements (unaudited)

	Six Months Ended June 30, 2025
	Refining	Logistics	Total
Net revenues (excluding intercompany fees and revenues)	$5,150.6	$255.9	$5,406.5
Inter-segment fees and revenues	174.5	240.4	414.9
Total segment revenues	$5,325.1	$496.3	$5,821.4
Elimination of inter-segment revenue			(414.9)
Total consolidated revenues			$5,406.5

Cost of materials and other	4,949.4	248.4
Operating expenses	308.6	79.1
General and administrative expenses	6.8	17.8
Proportional EBITDA of equity-method investments	(16.8)	(33.9)
Other segment items(3)	(3.4)	(3.9)
Segment EBITDA attributable to Delek	$80.5	$188.8	$269.3

Reconciling items to net income (loss) attributable to Delek
Corporate expenses, eliminations and other (1)			219.1
Proportional interest, taxes, depreciation and amortization of equity-method investments			14.8
Depreciation and amortization			195.4
Interest expense, net			170.0
Income tax expense (benefit)			(50.9)
Net income (loss) attributable to Delek			$(279.1)

	Six Months Ended June 30, 2025
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Depreciation and amortization	$138.4	$61.1	$(4.1)	$195.4
Interest expense, net	$79.1	$36.7	$54.2	$170.0
Income from equity method investments	$(15.2)	$(20.7)	$0.4	$(35.5)
Capital spending (excluding business combinations) (2)	$96.5	$191.1	$9.0	$296.6
(1) Corporate expenses, eliminations and other represents corporate costs that are not allocated to the operating segments, inter-segment cost eliminations, and other unallocated shared service functions. Corporate expenses also include certain gains or losses resulting from changes in fair value due to price movements in credits used to satisfy our environmental credit obligations. “Corporate expenses, eliminations and other” are included in the tables above to reconcile total Segment EBITDA attributable to Delek to the Company’s net income (loss) attributable to Delek.
(2) Capital spending includes additions on an accrual basis.
(3) Other segment items include other operating (income) expense, net, and other (income) expense, net.

16 |

Notes to Condensed Consolidated Financial Statements (unaudited)
4. Earnings (Loss) Per Share
Basic earnings (loss) per share (or "EPS") is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted EPS is computed by dividing net income (loss), adjusted for changes in income resulting from the assumed settlement of dilutive equity instrument, by the diluted weighted average common shares outstanding. For all periods presented, outstanding equity-based compensation awards are included in the diluted EPS calculation when dilutive, including those disclosed in Note 17 to these condensed consolidated financial statements. Awards indexed to our common stock are generally dilutive when the market price of the underlying common stock exceeds the exercise price.
The following table sets forth the computation of basic and diluted earnings per share.

(In millions, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Numerator for EPS - continuing operations
Net income (loss) from continuing operations	$180.1	$(89.3)	$(10.6)	$(247.5)
Less: Income from continuing operations attributed to non-controlling interests	10.6	16.3	21.0	30.5
Numerator for basic and diluted EPS from continuing operations attributable to Delek	$169.5	$(105.6)	$(31.6)	$(278.0)

Numerator for EPS - discontinued operations
Income (loss) from discontinued operations	$—	$(1.0)	$(0.3)	$(1.4)
Less: Income tax expense (benefit)	—	(0.2)	(0.1)	(0.3)
Income (loss) from discontinued operations, net of tax	$—	$(0.8)	$(0.2)	$(1.1)

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	61,315,020	60,506,943	60,788,126	61,306,915
Dilutive effect of stock-based awards	1,171,316	—	—	—
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	62,486,336	60,506,943	60,788,126	61,306,915

EPS:
Basic income (loss) per share:
Income (loss) from continuing operations	$2.76	$(1.75)	$(0.52)	$(4.53)
Income (loss) from discontinued operations	—	(0.01)	—	(0.02)
Total basic income (loss) per share	$2.76	$(1.76)	$(0.52)	$(4.55)
Diluted income (loss) per share:
Income (loss) from continuing operations	$2.71	$(1.75)	$(0.52)	$(4.53)
Income (loss) from discontinued operations	—	(0.01)	—	(0.02)
Total diluted income (loss) per share	$2.71	$(1.76)	$(0.52)	$(4.55)

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	286,642	2,446,267	247,966	2,384,652
Antidilutive due to loss	—	507,043	1,769,600	471,261
Total antidilutive stock-based compensation	286,642	2,953,310	2,017,566	2,855,913

17 |

Notes to Condensed Consolidated Financial Statements (unaudited)
5. Delek Logistics
Delek Logistics is a publicly traded limited partnership formed by Delek in 2012 that owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. As of June 30, 2026, we owned a 63.0% interest in Delek Logistics, consisting of 33,508,831 common limited partner units and the non-economic general partner interest. The remaining limited partner interests are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets.
Acquisition
On January 2, 2025, Delek Logistics completed the Gravity Acquisition in which it acquired water disposal and recycling operations in the Permian Basin and the Bakken Basin for total consideration of $300.8 million, subject to customary net working capital adjustments. See Note 2 - Acquisitions for additional information.
Delek Permian Gathering Dropdown
On May 1, 2025, we transferred the Delek Permian Gathering purchasing and blending activities to Delek Logistics. In connection with the DPG Dropdown, Delek Logistics assumed all rights and obligations to purchase crude oil under certain contracts associated with its existing Midland Gathering System. Total consideration included the cancellation of $58.8 million in payables owed to Delek Logistics.
Agreements
On January 30, 2026, we entered into asset purchase agreements with Delek Logistics, (collectively, “the Intercompany Agreements”), to acquire (i) a Tyler refinery tank for total consideration of $19.0 million (the “Tyler Tank Purchase”) and (ii) El Dorado tank and terminal assets for total consideration of $66.0 million (the “El Dorado Terminal Purchase”). The Tyler Tank Purchase closed on April 1, 2026, with consideration paid through the transfer of 359,372 Delek Logistics common units, based on a 30-day volume-weighted average unit price. The El Dorado Terminal Purchase is expected to close on October 1, 2027, subject to customary closing conditions. Pursuant to the Intercompany Agreements, Delek also agreed to waive Omnibus fees for an aggregate of $4.0 million during the first two quarters of 2026.
On May 1, 2025, we entered into a termination agreement with Delek Logistics to terminate, in its entirety, the East Texas Marketing Agreement effective as of January 1, 2026.
Also on May 1, 2025, in connection with the DPG Dropdown, we (i) amended and restated a throughput agreement with Delek Logistics for the El Dorado rail facility (the “Throughput Agreement”), which includes a minimum volume commitment for refined products until the termination of the Throughput Agreement, which occurred at the closing of the El Dorado Purchase (as defined below), (ii) entered into an asset purchase agreement with Delek Logistics (the “El Dorado Purchase Agreement”) to acquire the El Dorado rail facility assets for cash consideration of $25.0 million (the “El Dorado Purchase”). The El Dorado Purchase closed in January 2026 upon satisfaction of the closing conditions set forth in the El Dorado Purchase Agreement.
We also entered into an amended and restated Omnibus Agreement with Delek Logistics providing for an increase in the Administrative Fee (as defined therein) phased in over two years beginning July 1, 2025 and a binding obligation for both parties to enter into transition services agreements upon a change in control.
All transactions with Delek Logistics have been eliminated in consolidation.
Common Units
On February 24, 2025, we entered into a Common Unit Purchase Agreement with Delek Logistics (the “Common Unit Purchase Agreement”) pursuant to which Delek Logistics may repurchase common units from time to time from us in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). The purchase price per common unit in each Repurchase will equal the 30-day volume-weighted average price of the common units at the close of trading on the day prior to the applicable closing date, subject to certain limitations set forth in the Common Unit Purchase Agreement. During the six months ended June 30, 2025, 243,075 common units were repurchased from us and cancelled at the time of the transaction for an aggregate consideration of $10.0 million. No common units were repurchased for the six months ended June 30, 2026. As of June 30, 2026, there was $140.0 million of authorization remaining under the Common Unit Purchase Agreement.

18 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidated VIE
Delek Logistics is a VIE, as defined under GAAP, and is consolidated into our condensed consolidated financial statements, representing our logistics segment. The assets of Delek Logistics may only be used to settle its own obligations, and its creditors have no recourse to our assets. Exclusive of intercompany balances, which are eliminated in consolidation, the Delek Logistics condensed consolidated balance sheets are included in the condensed consolidated balance sheets of Delek. The Delek Logistics condensed consolidated balance sheets are presented below (in millions):

	As of June 30, 2026	As of December 31, 2025
ASSETS
Cash and cash equivalents	$13.7	$10.9
Accounts receivable	134.9	114.5
Accounts receivable from related parties	259.6	216.6
Lease receivable - affiliate	33.2	36.4
Inventory	23.7	17.9
Other current assets	5.1	4.4
Property, plant and equipment, net	1,476.4	1,424.0
Equity method investments	335.7	340.1
Operating lease right-of-use assets	9.0	11.7
Goodwill	12.2	12.2
Intangible assets, net	367.6	370.5
Net lease investment - affiliate	156.4	185.7
Other non-current assets	43.0	34.4
Total assets	$2,870.5	$2,779.3
LIABILITIES AND EQUITY (DEFICIT)
Accounts payable	$427.1	$292.9
Current portion of operating lease liabilities	2.2	3.0
Accrued expenses and other current liabilities	60.1	60.6
Long-term debt, net of current portion	2,372.7	2,344.4
Asset retirement obligations	26.1	24.3
Operating lease liabilities, net of current portion	2.6	3.6
Other non-current liabilities	49.0	44.4
Equity (Deficit)	(69.3)	6.1
Total liabilities and equity (deficit)	$2,870.5	$2,779.3

6. Equity Method Investments
Delek Logistics Investments
Delek Logistics holds a 50% investment in W2W Holdings LLC, which includes a 15.6% indirect interest in the Wink to Webster Pipeline ("WWP") joint venture and related joint venture indebtedness.
W2W Holdings LLC was originally formed by Delek and MPLX Operations LLC ("MPLX") to obtain financing and fund capital calls associated with their collective interests in the WWP joint venture. We have determined that W2W Holdings LLC is a VIE. While we have the ability to exert significant influence through participation in board and management committees, we are not the primary beneficiary since we do not have a controlling financial interest in W2W Holdings LLC, and no single party has the power to direct the activities that most significantly impact its economic performance.
Distributions received are first applied to service the debt of W2W Holdings LLC's wholly owned finance subsidiary, with any excess distributed to the W2W Holdings LLC members in accordance with the W2W Holdings LLC Agreement and as its debt agreements. Member obligations under the W2W Holdings LLC Agreement are guaranteed by the respective parent entities of each member.
As of June 30, 2026, other than for the guarantee of member obligations as described above, we have no other guarantees with respect to W2W Holdings LLC, or any third-party associated with its contracted work. Delek's maximum exposure to any losses incurred by W2W Holdings LLC is limited to its investment.
As of June 30, 2026, and December 31, 2025, Delek's W2W Holdings LLC investment balance totaled $116.7 million and $116.4 million, respectively.

19 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Delek Logistics has a 33% membership interest in Red River Pipeline Company LLC (“Red River”), which owns and operates a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. As of June 30, 2026, and December 31, 2025, Delek's investment balance in Red River totaled $129.8 million and $132.1 million, respectively.
In addition, Delek Logistics has two other pipeline joint ventures in which it owns a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system. As of June 30, 2026, and December 31, 2025, Delek Logistics' investment balance in these joint ventures was $89.2 million and $91.6 million, respectively.
Other Investments
In addition to our pipeline joint ventures, we hold a 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S., as well as a 50% interest in a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in Arkansas. As of June 30, 2026, and December 31, 2025, Delek's investment balances in these joint ventures were $95.2 million and $87.6 million, respectively. These investments are reported within the Refining segment.
7. Inventory
Crude oil feedstocks, refined products, blendstocks and asphalt inventory for all of our operations are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value.
The following table presents the components of inventory for each period presented (in millions):

	Titled Inventory	Inventory Intermediation Agreement (1)	Total
June 30, 2026
Feedstocks, raw materials and supplies	$377.0	$62.8	$439.8
Refined products and blendstock	451.9	107.6	559.5
Total	$828.9	$170.4	$999.3

December 31, 2025
Feedstocks, raw materials and supplies	$243.0	$38.0	$281.0
Refined products and blendstock	370.7	74.3	445.0
Total	$613.7	$112.3	$726.0
(1) Refer to Note 8 - Inventory Intermediation Obligations for further information.

As of June 30, 2026 and December 31, 2025, inventory balances included pre-tax inventory valuation reserves of $2.8 million and $1.6 million, respectively. The related change in these reserves resulted in a net reduction (increase) to cost of materials and other in the accompanying condensed consolidated statements of income of $(2.2) million and $(1.2) million for the three and six months ended June 30, 2026 respectively, and a nominal amount and $(0.1) million for the three and six months ended June 30, 2025, respectively.

20 |

Notes to Condensed Consolidated Financial Statements (unaudited)
8. Inventory Intermediation Obligations
The following table summarizes our outstanding obligations under our Inventory Intermediation Agreement (as defined below) (in millions):

	As of June 30, 2026	As of December 31, 2025
Obligations under Inventory Intermediation Agreement
Obligations related to Base Layer Volumes	$95.2	$119.5
Current portion	—	—
Total obligations under Inventory Intermediation Agreement	$95.2	$119.5
Other payable for monthly activity true-up	$4.4	$3.4

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net fees and expenses:
Inventory intermediation fees	$13.8	$10.1	$17.8	$21.5
Interest expense, net	$8.4	$12.5	$16.0	$25.6

On December 22, 2022, Delek entered into an inventory intermediation agreement ("Inventory Intermediation Agreement") with Citigroup Energy Inc. ("Citi") in connection with DK Trading & Supply, LLC ("DKTS"), an indirect subsidiary of Delek. Under the Inventory Intermediation Agreement, Citi will (i) purchase from and sell to DKTS crude oil and other petroleum feedstocks in connection with refining processing operations at El Dorado, Big Spring, and Krotz Springs, (ii) purchase from and sell to DKTS all refined products produced by such refineries other than certain excluded products and (iii) in connection with such purchases and sales, DKTS will enter into certain market risk hedges in each case, on the terms and subject to certain conditions.
The Inventory Intermediation Agreement provides for the lease to Citi of crude oil and refined product storage facilities. At inception, we transferred title to a certain number of barrels of crude and other inventories to Citi, upon termination, the Inventory Intermediation Agreement requires repurchase of the remaining inventory, including certain "Base Layer Volumes". The Inventory Intermediation Agreement is accounted for as an inventory financing arrangement under the fair value election provided by ASC 815 Derivatives and Hedging ("ASC 815") and ASC 825, Financial Instruments ("ASC 825"). Accordingly, crude oil and refined products barrels subject to the agreement continue to be reported on our condensed consolidated balance sheets until processed and sold to a third party. At each reporting period, we record a liability equal to the repurchase obligation to Citi at current market prices. Repurchase obligations associated with the Base Layer Volumes are classified as non-current liabilities on our condensed consolidated balance sheets to the extent they are not contractually due within twelve months. The remaining obligations arising from monthly activity, including long and short inventory positions valued at market-indexed pricing, are included in current liabilities (or receivables) on our condensed consolidated balance sheets.
On December 21, 2023, DKTS amended the Inventory Intermediation Agreement to among other things, (i) reduce Citi’s unilateral term extension option from twelve months to six months and (ii) increase the amount of the payment deferral mechanism from $70 million to $250 million. On February 21, 2025, DKTS further amended the Inventory Intermediation Agreement to, among other things, (i) extend the term from January 31, 2026 to January 31, 2027 and (ii) include a mechanism for DKTS to nominate each month whether to include volumes related to the Krotz Springs refinery for funding under the agreement. On December 18, 2025, DKTS again amended the Inventory Intermediation Agreement to, among other things, (i) extend the term from January 31, 2027 to January 31, 2028, (ii) reduce certain commitment fees, and (iii) expand the monthly mechanism for DKTS to nominate volumes related to the El Dorado and Big Spring refinery for funding under the agreement.
As of June 30, 2026, and December 31, 2025, the volumes subject to the Inventory Intermediation Agreement totaled 1.8 million barrels for both periods, including Base Layer Volumes associated with our non-current inventory intermediation obligation. As of June 30, 2026, and December 31, 2025, we had letters of credit outstanding of $170.0 million and $250.0 million, respectively, supporting the Inventory Intermediation Agreement.
Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other in the condensed consolidated statements of income. With respect to the repurchase obligation, we recognized gains (losses) attributable to changes in the fair value due to commodity-index price totaling $142.6 million and $(1.4) million during the three and six months ended June 30, 2026, respectively, and $26.7 million and $30.0 million during the three and six months ended June 30, 2025, respectively. See Note 11 for discussion of gains and losses recognized from changes in fair value.

21 |

Notes to Condensed Consolidated Financial Statements (unaudited)
9. Long-Term Obligations
Outstanding borrowings under debt instruments are as follows (in millions):

	June 30, 2026	December 31, 2025
Delek Term Loan Credit Facility	$850.0	$921.5
Delek Logistics Revolving Facility	248.1	211.8
Delek Logistics 2028 Notes	—	400.0
Delek Logistics 2029 Notes	650.0	1,050.0
Delek Logistics 2033 Notes	700.0	700.0
Delek Logistics 2034 Notes	800.0	—
Principal amount of long-term debt	3,248.1	3,283.3
Less: Unamortized discount and premium and deferred financing costs	58.4	50.2
Total debt, net of unamortized discount and premium and deferred financing costs	3,189.7	3,233.1
Less: Current portion of long-term debt	8.5	9.5
Long-term debt, net of current portion	$3,181.2	$3,223.6

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
On May 15, 2026, Delek entered into an amendment (“Amendment No. 1”) to the Delek Term Loan Credit Facility, using proceeds and available cash to refinance its existing term loan facility. As a result, the outstanding principal balance was reduced to $850.0 million. Amendment No. 1, among other modifications, (i) extended the maturity of the Delek Term Credit Facility to May 15, 2032, (ii) reduced the rate of interest on borrowings, at the Company’s election, to either term SOFR plus 300 basis points or base rate plus 200 basis points, and (iii) permits up to 750.0 million in incremental loans subject to certain restrictions.
At June 30, 2026, and December 31, 2025, the weighted average borrowing rate was approximately 6.44% and 7.08%, respectively. The effective interest rate was 7.36% as of June 30, 2026.
Revolving Credit Facilities
Delek Revolving Credit Facility
On April 9, 2026, the Company entered into Amendment No. 4 to the Third Amended and Restated Credit Agreement (“Amendment No. 4” and, as amended, the "ABL Credit Agreement"), amending the existing Third Amended and Restated Credit Agreement, dated as of October 26, 2022 (the “Existing ABL Credit Agreement”). Amendment No. 4, among other modifications, (i) increased the revolving loan commitments from $1,100.0 million to $1,250.0 million, (ii) extended the maturity date of the Delek Revolving Credit Facility from October 26, 2027 to April 9, 2031 (subject to a springing maturity date that is 90 days prior to the maturity of the Company’s term loan credit facility if, on such date, the outstanding principal amount of the term loan exceeds $500.0 million), (iii) reduced the interest rate margins applicable to the Delek Revolving Credit Facility by 0.25% and (iv) amended certain thresholds for obligations under the Existing ABL Credit Agreement.
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
The ABL Credit Agreement contains customary affirmative and negative covenants, including, among other things, limitations on indebtedness, liens, restricted payments, investments, asset dispositions, and affiliate transactions.

22 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Delek Logistics Revolving Facility
On March 26, 2026, Delek Logistics Partners, LP (the "Partnership") entered into a credit agreement (the “New Credit Agreement”) that provides for revolving commitments up to $1,300.0 million in the aggregate with a sublimit up to $150.0 million for letters of credit and up to $50.0 million for swing line loans (the “Delek Logistics Revolving Facility”). The Delek Logistics Revolving Facility replaced Delek Logistics’ previous revolving credit facility and term loan facility under the Fourth Amended and Restated Credit Agreement. In connection with the New Credit Agreement, the Partnership recorded $10.2 million of debt issuance costs, which are being amortized over the term of the Delek Logistics Revolving Facility. In addition, the Partnership recognized a loss on extinguishment of debt of $1.6 million related to the write-off of unamortized deferred issuance costs associated with the previous facility, which is recorded in interest expense in the accompanying condensed consolidated statements of income.The maturity date for the Delek Logistics Revolving Facility is the earliest of (i) March 26, 2031, (ii) the date that is 180 days prior to the earliest maturity date of the Delek Logistic 2029 Notes (as defined below) to the extent that on such date, no less than $500.0 million of aggregate principal amount of these notes remains outstanding, and (iii) such date on which the Delek Logistics Revolving Credit Commitments (as defined in the New Credit Agreement) are terminated in whole due to voluntary termination or certain events of default.
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
Available capacity and amounts outstanding for each of our revolving credit facilities as of June 30, 2026 are shown below (in millions):

	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Maturity Date
Delek Revolving Credit Facility (1)	$1,250.0	$—	$453.3	$796.7	April 9, 2031
Delek Logistics Revolving Facility (2)	$1,300.0	$248.1	$—	$1,051.9	March 26, 2031

(1) Total capacity includes letters of credit up to $625.0 million. This facility requires a quarterly unused commitment fee based on average commitment usage, currently at 0.25% per annum. Interest is measured at either the SOFR, base rate, or Canadian dollar bankers’ acceptances rate (“CDOR”), plus an applicable margin of 0.00% to 0.50% per annum with respect to base rate borrowings or 1.00% to 1.50% per annum with respect to SOFR and CDOR.

(2) Total capacity includes letters of credit up to $150.0 million and $50.0 million for swing line loans. Unused revolving commitments under the Delek Logistics Revolving Facility incur a commitment fee that ranges from 0.30% to 0.50% per annum depending on the Delek Logistics' Total Leverage Ratio. As of June 30, 2026, the weighted average interest rate was 6.05% and as of December 31, 2025, the weighted average interest rate was 6.58%, based on the previous credit facility.

Delek Logistics 2034 Notes
On May 14, 2026, Delek Logistics and its wholly owned subsidiary Delek Logistics Finance Corp. (“Finance Corp.” and together with Delek Logistics, the “Co-issuers”), issued $800.0 million in aggregate principal amount of the Co-issuers 6.875% Senior Notes due 2034 (the “Delek Logistics 2034 Notes”). Net proceeds were used to redeem the 2028 Notes including accrued interest and a portion of the 2029 Notes including accrued interest.
The Delek Logistics 2034 Notes are general unsecured senior obligations of the Co-issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Delek Logistics’ subsidiaries other than Finance Corp. and will be unconditionally guaranteed on the same basis by certain of Delek Logistics' future subsidiaries. The Delek Logistics 2034 Notes rank equal in right of payment with all existing and future senior indebtedness of the Co-issuers, and senior in right of payment to any future subordinated indebtedness of the Co-issuers. The Delek Logistics 2034 Notes will mature on June 1, 2034, with interest payable semi-annually in arrears on each June 1 and December 1 of each year.
At any time prior to June 1, 2029, the Co-issuers may redeem up to 35% of the aggregate principal amount of the Delek Logistics 2034 Notes at a redemption price of 106.875% of the redeemed principal amount, plus accrued and unpaid interest, if any, subject to certain conditions and limitations. Prior to June 1, 2029, the Co-issuers may also redeem all or part of the Delek Logistics 2034 Notes at a redemption price of the principal amount plus accrued and unpaid interest, if any, plus a "make whole" premium, subject to certain conditions and limitations. In addition, beginning on June 1, 2029, the Co-issuers may, subject to certain conditions and limitations, redeem all or part of the Delek Logistics 2034 Notes, at a redemption price of 103.438% of the redeemed principal for the twelve-month period beginning on June 1, 2030, 101.719% and 100.00% beginning on June 1, 2031 and thereafter, plus accrued and unpaid interest, if any. The Co-issuers may also redeem all (but not a portion of) the Delek Logistics 2034 Notes under certain circumstances if 90.00% or more of the outstanding aggregate principal amount is purchased in connection with a change of control or alternate offer. In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Co-issuers will be required to offer to purchase the Delek Logistics 2034 Notes from holders at a price equal to 101.00% of the principal amount, plus accrued and unpaid interest.

23 |

Notes to Condensed Consolidated Financial Statements (unaudited)
We recorded $13.5 million of debt issuance costs which are being amortized over the term of the Delek Logistics 2034 Notes and included in interest expense in the condensed consolidated statements of income. As of June 30, 2026, the effective interest rate was 7.15%.
Delek Logistics 2033 Notes
On June 30, 2025, Delek Logistics and Finance Corp. sold $700.0 million in aggregate principal amount of the Co-issuers 7.38% Senior Notes due 2033 (the “Delek Logistics 2033 Notes”), at par, pursuant to an indenture with U.S. Bank Trust Company, National Association as trustee. Net proceeds were used to repay a portion of the outstanding borrowings under the Delek Logistics Revolving Facility.
The Delek Logistics 2033 Notes are general unsecured senior obligations of the Co-issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries other than Finance Corp. and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. The Delek Logistics 2033 Notes rank equal in right of payment with all existing and future senior indebtedness of the Co-issuers, and senior in right of payment to any future subordinated indebtedness of the Co-issuers. The Delek Logistics 2033 Notes will mature on June 30, 2033, and interest is payable semi-annually in arrears on each June 30 and December 30. As of June 30, 2026, the effective interest rate was 7.63%.
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
Concurrent with the issuance of the Delek Logistics 2034 Notes, Delek Logistics issued a conditional notice of partial redemption of the Delek Logistics 2029 Notes at a redemption price of 104.313% of the principal for $400.0 million plus accrued interest. As a result, the Partnership recognized a loss on extinguishment of debt of $19.0 million, which is recorded in interest expense, net in the accompanying condensed consolidated statements of income. As of June 30, 2026, the effective interest rate was 8.80%.
Delek Logistics 2028 Notes
On May 24, 2021, Delek Logistics and Finance Corp. issued general unsecured senior obligations comprised of $400.0 million in aggregate principal amount of 7.13% senior notes with an original maturity date of June 1, 2028 ("the Delek Logistics 2028 Notes"). The Delek Logistics 2028 Notes were unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries (other than Finance Corp.).
On May 11, 2026, Delek Logistics made a cash tender offer to purchase any and all of their Delek Logistics 2028 Notes, receiving tenders from holders of approximately $270.7 million in aggregate principal amount. All the remaining Delek Logistics 2028 Notes were redeemed by June 8, 2026, pursuant to the notice of conditional redemption, resulting in full extinguishment of the $400.0 million in aggregate principal. The Partnership recognized a loss on extinguishment of debt of $2.4 million, which is recorded in interest expense, net in the accompanying condensed consolidated statements of income.
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

24 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Restrictive Terms and Covenants
Under the terms of our debt facilities, we are required to comply with usual and customary financial and non-financial covenants. Certain of our debt facilities contain limitations on future transactions such as incurrence of additional indebtedness, investments, affiliate transactions, asset acquisitions or dispositions, and dividends or distributions. As of June 30, 2026, we were in compliance with covenants on all of our debt instruments.
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of assets. As of June 30, 2026, we had no subsidiaries with restricted net assets which would prohibit earnings from being transferred to the parent company for its use.
10. Derivative Instruments
We use the majority of our derivatives to reduce normal operating and market risks with the primary objective of reducing the impact of market price volatility on our results of operations. As such, our use of derivative contracts is aimed at:
•limiting exposure to commodity price fluctuations on inventory above or below target levels (where appropriate) within each of our segments;
•managing exposure to commodity price risk associated with the purchase or sale of crude oil, feedstocks/intermediates and finished-grade fuel within each of our segments;
•managing exposure to market crack spread fluctuations;
•managing the cost of our Renewable Identification Numbers ("RINs") credits required by the U.S. Environmental Protection Agency ("EPA") to blend biofuels into fuel products ("RINs Obligation") using future commitments to purchase or sell RINs at fixed prices and quantities; and
•limiting exposure to interest rate fluctuations on our floating rate borrowings.
To achieve these objectives, we primarily utilize commodity swaps, futures, forward contracts, and options contracts, generally with maturity dates of three years or less, and from time to time interest rate swaps or caps. Futures contracts are standardized exchange-traded agreements, to buy or sell the commodity at a predetermined price and location at a specified future date. Options grant the right, but not the obligation, to buy or sell a commodity at a specified price in the future. Commodity swaps and futures contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date, and options require payment or receipt of an upfront premium. Because these derivatives are entered into to manage inventory and production risks, related gains and losses (to the extent not designated as accounting hedges and recognized on an unrealized basis in other comprehensive income) are recognized in cost of materials and other.
On August 20, 2024, May 2, 2025 and April 1, 2026 we entered into interest rate swap agreements to hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate, effectively fixing the variable SOFR interest component on certain Delek debt. The aggregate notional amount under the agreements covers $900.0 million of the outstanding principal throughout the duration of the interest rate swaps. Because the swaps were entered into to achieve objectives specifically related to our interest expense, related gains and losses are recognized in interest expense, net on the condensed consolidated statements of income.
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales ("NPNS") pursuant to ASC 815. If we elect the NPNS exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. As of and for the three and six months ended June 30, 2026, other forward contracts accounted for as derivatives that are specific to managing crude costs rather than for trading purposes are recognized in cost of materials and other on the condensed consolidated statements of income in our refining segment, and are included in our disclosures of commodity derivatives in the tables below.

25 |

Notes to Condensed Consolidated Financial Statements (unaudited)
From time to time, we also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RINs commitment contracts meet the definition of derivative instruments under ASC 815 and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RINs commitment contracts are recorded in cost of materials and other on the condensed consolidated statements of income. As of June 30, 2026, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
In April 2026, DK entered into a contract to exchange crude oil barrels. Under the arrangement, the counterparty agreed to deliver 1.0 million barrels to DK in the second quarter of 2026, with a return of approximately 1.2 million barrels in 2028. The arrangement is accounted for as a derivative, indexed to forward crude pricing. Changes in the fair value of the derivative are recorded in cost of materials and other on the condensed consolidated statements of income.
The following table presents the fair value of our derivative instruments as of June 30, 2026, and December 31, 2025. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 11 for further information regarding the fair value of derivative instruments (in millions).

		June 30, 2026		December 31, 2025
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives (1)	Other current assets	$84.3	$(83.6)	$15.0	$(16.7)
Commodity derivatives (1)	Other long-term liabilities	—	(5.0)	—	—
RINs commitment contracts (2)	Other current assets	0.7	—	—	—
RINs commitment contracts (2)	Other current liabilities	—	—	—	(2.7)
Interest rate swap derivatives	Other current assets	4.4	—	—	—
Interest rate swap derivatives	Other long-term liabilities	—	(3.9)	—	(2.3)
Crude exchange contract	Other long-term liabilities	—	(80.0)	—	—
Total gross fair value of derivatives		89.4	(172.5)	15.0	(21.7)
Less: Counterparty netting and cash collateral (3)		81.1	(83.6)	14.3	(16.7)
Total net fair value of derivatives		$8.3	$(88.9)	$0.7	$(5.0)
(1)As of June 30, 2026, and December 31, 2025, we had open derivative positions representing 22,536,000 and 8,950,000 barrels, respectively, of crude oil and refined petroleum products. As of June 30, 2026 and December 31, 2025, we had no open derivative positions representing natural gas products.
(2)As of June 30, 2026, and December 31, 2025, we had open RINs commitment contracts representing 15,460,000 and 112,250,000 RINs, respectively.
(3)As of June 30, 2026, and December 31, 2025, $2.5 million and $2.4 million, respectively, of cash collateral held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our non-trading commodity derivatives and RINs commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gains (losses) on derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$2.0	$(3.3)	$(63.7)	$12.0
Gains (losses) on interest rate derivatives not designated as hedging instruments recognized in interest expense, net (2)	1.9	(0.6)	3.8	(2.9)
Total gains (losses)	$3.9	(3.9)	$(59.9)	$9.1

(1) Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $22.4 million and $(1.0) million for the three and six months ended June 30, 2026, respectively, and $(6.3) million and $(4.7) million for the three and six months ended June 30, 2025, respectively.
(2) Gains (losses) on interest rate derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $1.5 million and $2.9 million for the three and six months ended June 30, 2026, respectively, and $(1.8) million and $(5.2) million for the three and six months ended June 30, 2025, respectively.

26 |

Notes to Condensed Consolidated Financial Statements (unaudited)
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
Our crude exchange contract is valued based on forward crude prices that are observable market inputs, and therefore classified as Level 2.
Our interest rate swaps are valued based on discounted cash flow models that incorporate the cash flows of the derivatives, as well as the current SOFR rate and a forward SOFR curve, along with other observable market inputs and are, therefore, classified as Level 2.
Environmental Credit Obligations
Our environmental credit obligation positions are subject to fair value accounting pursuant to our accounting policy. As part of our refining operations, we generate certain regulatory environmental credit obligations, the most notable of which is the renewable volume obligation ("RVO"), which are satisfied through RINs. Because our obligations to provide RINs exceed the RINs we are able to generate annually on a consolidated basis, and because we have the legal ability to transfer RINs generated or purchased through any of our entities to our obligated parties as needed, we view and manage the Company’s RINs holdings on a consolidated basis. Therefore, the sum of all of our obligated parties’ Net RINs obligations and our RIN holdings at the end of each period comprises the Company’s “Consolidated Net RINs Obligation.” The Consolidated Net RINs Obligation may be a surplus ("Consolidated Net RIN surplus") or deficit ("Consolidated Net RIN deficit") at the end of each reporting period depending on the amount of RINs held on a consolidated basis and the amount owed to the EPA. When there is a Consolidated Net RIN deficit, we have elected to apply the fair value option using the fair value guidance provided by ASC 820. To the extent the obligations are measured at fair value they are categorized as Level 2, either directly through observable inputs or indirectly through market-corroborated inputs, and gains (losses) related to changes in fair value are recorded as a component of cost of materials and other in the condensed consolidated statements of income. When there is a Consolidated Net RIN surplus, we value the asset at historical cost under the inventory method. With respect to our Consolidated Net RINs Obligation, we recognized losses of $(151.2) million and $(332.0) million on changes in fair value for the three and six months ended June 30, 2026, respectively, primarily attributable to movements in the market prices of RINs that occurred during the period. There were losses of $(5.2) million and $(6.3) million on changes in fair value for the three and six months ended June 30, 2025, respectively.
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

27 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Debt
The fair values of the Delek Logistics 2029 Notes, 2033 Notes, and 2034 Notes are each measured using quoted market prices in an active market (Level 2 in the fair value hierarchy). The carrying values (excluding unamortized debt issuance costs) and estimated fair values of these notes were as follows (in millions):

	Balance at June 30, 2026		Balance at December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Delek Logistics 2029 Notes (1)	$650.0	$676.6	$1,050.0	$1,100.4
Delek Logistics 2033 Notes	$700.0	$714.4	$700.0	$716.4
Delek Logistics 2034 Notes	$800.0	$797.3	N/A	N/A
(1) The carrying value of the Delek Logistics 2029 Notes decreased as a result of a conditional notice of partial redemption of $400.0 million in principal, issued concurrently with the offering of the Delek Logistics 2034 Notes.

The fair value approximates the historical or amortized cost basis comprising our carrying value for all other financial instruments and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$84.3	$—	$84.3
Interest rate swap derivatives	—	4.4	—	4.4
RINs commitment contracts	—	0.7	—	0.7
Total assets	—	89.4	—	89.4
Liabilities
Commodity derivatives	—	(88.6)	—	(88.6)
Interest rate swap derivatives	—	(3.9)	—	(3.9)
Consolidated Net RINs deficit	—	(822.5)	—	(822.5)
Crude exchange contract	—	(80.0)	—	(80.0)
Inventory Intermediation Agreement obligation	—	(95.2)	—	(95.2)
Total liabilities	—	(1,090.2)	—	(1,090.2)
Net liabilities	$—	$(1,000.8)	$—	$(1,000.8)

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$15.0	$—	$15.0
Total assets	—	15.0	—	15.0
Liabilities
Commodity derivatives	—	(16.7)	—	(16.7)
Interest rate derivatives	—	(2.3)	—	(2.3)
RINs commitment contracts	—	(2.7)	—	(2.7)
Consolidated Net RINs deficit	—	(107.4)	—	(107.4)
Inventory Intermediation Agreement obligation	—	(119.5)	—	(119.5)
Total liabilities	—	(248.6)	—	(248.6)
Net liabilities	$—	$(233.6)	$—	$(233.6)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of June 30, 2026, and December 31, 2025, $2.5 million and $2.4 million, respectively, of cash collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 10 for further information regarding derivative instruments.

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
These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances that we manufactured, handled, used, released or disposed of, transported, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations. As of June 30, 2026, we have recorded an environmental liability of approximately $35.2 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $4.5 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2037, although some costs may extend up to 24 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines, and terminal facilities, which could result in the recognition of additional remediation liabilities.
Lease Commitment
Delek Logistics has entered into an arrangement with a third party to construct, own, and subsequently lease to us certain sour gas gathering equipment near our Libby gas processing plant. Construction is expected to be completed in the second half of 2026, at which time we are committed to enter into a finance lease for the equipment. As we do not control the assets during construction and have no obligation to fund construction costs, no assets or related obligations have been recognized on the condensed consolidated balance sheets as of June 30, 2026. The total estimated project cost is approximately $60.0 million. Upon lease commencement, we will recognize a right-of-use asset and corresponding lease liability in accordance with ASC 842, Leases ("ASC 842").
13. Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), we generally use an estimated annual tax rate to record income taxes. For interim financial reporting, except in specified cases, the quarterly income tax provision aligns with the estimated annual tax rate, updated each quarter based on revised full-year pre-tax book earnings. Our effective tax rate for continuing operations was 18.8% and 60.7% for the three and six months ended June 30, 2026, respectively, and 13.6% and 17.1% for the three and six months ended June 30, 2025, respectively. The difference between our effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 was

29 |

Notes to Condensed Consolidated Financial Statements (unaudited)
primarily due to an increase in quarter-to-date pre-tax earnings, the impact of fixed dollar favorable permanent adjustments and changes in valuation allowance on the quarter.
14. Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 6). Transactions with our related parties were as follows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues (1)	$30.6	$36.3	$49.5	$57.4
Cost of materials and other (2)	$46.5	$42.9	$94.8	$86.6
(1)Consists primarily of asphalt sales which are recorded in the refining segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

15. Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	June 30, 2026	December 31, 2025
Prepaid expenses	$95.2	$55.8
Short-term derivative assets (see Note 10)	8.2	0.7
Income and other tax receivables	2.2	7.2
Other	3.1	3.8
Total	$108.7	$67.5

The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	June 30, 2026	December 31, 2025
Consolidated Net RINs deficit(1) (see Note 11)	$822.5	$107.4
Crude purchase liabilities	237.6	182.5
Product financing agreements	174.6	243.8
Income and other taxes payable	134.7	86.5
Employee costs	60.9	73.3
Deferred revenue	8.5	71.0
Short-term derivative liabilities (see Note 10)	—	2.7
Other	83.8	91.7
Total	$1,522.6	$858.9
(1)Inclusive of a RIN lower of cost or market reserve of $2.4 million and $7.7 million as of June 30, 2026 and December 31, 2025, respectively.

30 |

Notes to Condensed Consolidated Financial Statements (unaudited)
16. Restructuring and Other Charges
During the fiscal year 2022, we initiated a cost optimization plan to improve efficiencies and align our workforce with strategic activities and operations. We anticipate concluding our restructuring activities by the end of fiscal year 2026.
The detail of restructuring costs is as follows (in millions):

		Three Months Ended June 30, 2026
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees, severance costs, and equity-based compensation	General and administrative expenses	$—	$—	$6.4	$6.4
Severance costs and equity-based compensation	Operating expenses	—	—	4.5	4.5
Total		$—	$—	$10.9	$10.9

		Three Months Ended June 30, 2025
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees, severance costs, and equity-based compensation	General and administrative expenses	$—	$—	$22.1	$22.1
Severance costs and equity-based compensation	Operating expenses	—	—	3.4	3.4
Total		$—	$—	$25.5	$25.5

		Six Months Ended June 30, 2026
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees, severance costs, and equity-based compensation	General and administrative expenses	$—	$—	$8.1	$8.1
Severance costs and equity-based compensation	Operating expenses	—	—	5.5	5.5
Total		$—	$—	$13.6	$13.6

		Six Months Ended June 30, 2025
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees, severance costs and equity-based compensation	General and administrative expenses	$—	$—	$29.6	$29.6
Severance costs and equity-based compensation	Operating expenses	0.3	—	4.0	4.3
Total		$0.3	$—	$33.6	$33.9

Accumulated Restructuring Costs
The following table summarizes (in millions) the restructuring costs recognized in the Company's condensed consolidated statements of income since inception of the restructuring plan in fiscal year 2022 through the period ended June 30, 2026, excluding discontinued operations:

Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Total
Consulting fees, severance costs, and equity-based compensation	General and administrative expenses	$0.5	$0.4	$112.3	$113.2
Other	Cost of materials and other	1.7	—	—	1.7
Severance costs and equity-based compensation	Operating expenses	0.8	—	26.6	27.4
Impairment	Asset impairment	22.1	—	32.3	54.4
Pension settlement	Pension settlement	—	—	2.1	2.1
Asset write-off	Other operating (income) loss, net	14.4	—	0.3	14.7
Total		$39.5	$0.4	$173.6	$213.5

31 |

Notes to Condensed Consolidated Financial Statements (unaudited)

Restructuring Costs Liability Roll-forward:
The following table presents the movement of the restructuring liability, within the condensed consolidated balance sheets (in millions):

Type of Costs	Statement of Income Location	Balance at December 31, 2025	Expense	Payments	Other	Balance at June 30, 2026
Consulting fees, severance costs, and equity-based compensation	General and administrative expenses	$0.2	$8.1	$(2.0)	$(1.7)	$4.6
Severance costs and equity-based compensation	Operating expenses	—	5.5	—	(1.0)	4.5
Total		$0.2	$13.6	$(2.0)	$(2.7)	$9.1

17. Equity-Based Compensation
Delek US Holdings, Inc. 2026 and 2016 Long-Term Incentive Plans (collectively, the "Incentive Plans")
On April 20, 2026 (the "Effective Date"), the Company's stockholders approved the 2026 Long-Term Incentive Plan (the “2026 Plan”), replacing the 2016 Long-Term Incentive Plan (the “Prior Plan”), under which no further awards will be made. The 2026 Plan permits grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), performance-based RSUs, and other forms of stock-based awards. Shares available for grant under the 2026 Plan consist of (i) 1,300,000 shares of common stock, (ii) 3,738,087 shares remaining available under the Prior Plan as of the Effective Date, and (iii) any shares subject to outstanding Prior Plan awards that are subsequently forfeited, terminated, expired, lapsed without exercise (as applicable), or settled in cash.
Compensation expense related to equity-based awards granted under the Incentive Plans was $5.2 million and $10.7 million for the three and six months ended June 30, 2026, respectively, compared to $6.1 million and $12.0 million for the three and six months ended June 30, 2025, respectively, and is included in general and administrative expenses and operating expenses in the accompanying condensed consolidated statements of income. As of June 30, 2026, there was $34.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 2.0 years.
During the three and six months ended June 30, 2026, we issued 375,267 and 1,792,050 net shares of common stock, respectively, as a result of exercised or vested equity-based awards, compared to 415,334 and 476,484 for the three and six months ended June 30, 2025, respectively. These amounts are net of 212,083 and 1,004,138 shares withheld to satisfy employee tax obligations related to the exercises and vesting during the three and six months ended June 30, 2026, respectively, and 167,910 and 193,640 shares during the three and six months ended June 30, 2025, respectively.

18.  Shareholders' Equity
Dividends
For 2026, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
February 18, 2026	$0.255	March 2, 2026	March 9, 2026
April 20, 2026	$0.255	May 1, 2026	May 8, 2026
July 23, 2026	$0.255	August 3, 2026	August 10, 2026

Stock Repurchase Program
Our Board of Directors has authorized a share repurchase program permitting repurchases of Delek common stock through open market or privately negotiated transactions, in accordance with applicable securities laws. Repurchase timing, price, and size are at management's discretion and depend on prevailing share prices, general economic and market conditions, and other relevant factors. The authorization has no expiration date, and as of June 30, 2026, had $444.2 million remaining.
During the three and six months ended June 30, 2026, we repurchased and cancelled 442,893 shares of common stock for aggregate consideration of $20.0 million, compared to 685,050 and 2,694,470 shares for aggregate consideration of $12.9 million and $44.4 million for the same periods in 2025.

32 |

Notes to Condensed Consolidated Financial Statements (unaudited)
19. Subsequent Events
On August 3, 2026, the U.S. Environmental Protection Agency (“EPA”) announced its final action on certain petitions for small refinery exemptions under the Renewable Fuel Standard program, which included the petition submitted for the Krotz Springs refinery for the 2024 compliance year. In connection with that action, the EPA granted a full exemption with respect to the Krotz Springs refinery’s 2024 Renewable Fuel Standard obligations. The EPA’s action follows the D.C. Court of Appeals’ April 7, 2026 decision vacating the EPA’s prior denial of the 2024 exemption application.

33 |

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
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements reflect our current estimates, expectations and projections about our future results, performance, prospects, and opportunities. Forward-looking statements include, among other things, statements that refer to acquisitions, including any statements regarding the expected benefits, synergies, growth opportunities, impact on liquidity and prospects, and other financial and operating benefits thereof, statements regarding the effect, impact, potential duration or other implications of, or expectations expressed with respect to, the outbreak of a pandemic and its impact on oil production and pricing, and statements regarding our efforts and plans in response to such events, the information concerning possible future results of operations, business and growth strategies, including as the same may be impacted by any ongoing military conflict, such as the armed conflicts in Ukraine and the Middle East, financing plans, expectations that regulatory developments or other matters will or will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions or dispositions, statements of management’s goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," "appears," "projects" and similar expressions, as well as statements in future tense, identify forward-looking statements.
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
•our ability to execute our long-term sustainability strategy and growth through acquisitions, such as the Gravity Water Intermediate Holdings LLC ("Gravity") acquisition (the "Gravity Acquisition"), and dispositions, and joint ventures, including our ability to successfully integrate acquisitions, complete strategic transactions, safety initiatives and capital projects, realize expected synergies, cost savings and other benefits therefrom, return value to shareholders, or achieve operational efficiencies;
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

34 |

Management's Discussion and Analysis
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

35 |

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
Business and Economic Environment Overview
Our focus on safe and reliable operations is a pillar which underlines all of our business activities. We continue to identify opportunities to mitigate market risk and focus on efforts that improve our overall cost structure without compromising operational excellence. Our disciplined approach to cost control, coupled with a focus on our enterprise optimization plan ("EOP") margin enhancements supported strong earnings before interest, taxes, depreciation and amortization, and proportional interest, taxes, depreciation and amortization of equity method investments ("EBITDA") and cash flow, while our capital deployment remained aligned with our strategic priorities. We remain committed to building on the progress achieved through the EOP since 2024 and unlocking further free cash flow improvements across all business lines. In 2026, we completed the Big Spring Refinery turnaround safely, on budget and on-time, positioning us to maximize operations for the summer driving season. We also advanced our strong balance sheet initiatives, including issuing new 6.875% Notes due 2034, redeeming all 7.125% Notes due 2028 and a portion of the 8.625% Notes due 2029, and entering into amended and new credit facilities for Delek and Delek Logistics. Additionally, we executed asset purchase agreements with Delek Logistics, (collectively referred to as “the Intercompany Agreements”) which will return refining-related activities and assets back to our refining segment and create further economic independence for our Logistics business.
Global crude oil and refined product markets have experienced significant volatility in 2026, driven by geopolitical instability in the Middle East, including the ongoing conflict involving Iran and resulting disruptions to maritime transit through the Strait of Hormuz. During the second quarter of 2026, our Refining segment continued to benefit from a constructive margin environment compared to 2025, supported by increased crack spreads and favorable crude oil differentials. The domestic West Texas Intermediate ("WTI") differentials compared to Brent continued to be favorable, but the WTI Midland to Cushing differential widened in the second quarter of 2026. We will continue to execute on our priorities of safe and reliable operations, advancing our EOP cost saving initiatives, and delivering shareholder value while maintaining our financial strength and flexibility.
The near term economic outlook remains uncertain due to geopolitical instability, commodity market volatility and our requirements to comply with the U.S. Environmental Protection Agency’s Renewable Fuel Standard - 2 ("RFS-2") regulations. On August 3, 2026 EPA announced its final action on certain petitions for small refinery exemptions under the Renewable Fuel Standard program, which included the petition submitted for the Krotz Springs refinery for the 2024 compliance year. The EPA’s action follows the D.C. Court of Appeals’ April 7, 2026 decision vacating the EPA’s prior denial of the 2024 exemption application. We believe this action reinforces the important role that SREs play in ensuring the RFS program appropriately recognizes the disproportionate economic hardship that is experienced by qualifying small refineries.
In response to uncertainty, we continue to progress our business transformation focused on enterprise-wide opportunities to improve the efficiency of our cost structure. We continued to advance our strategic initiatives aimed at long-term value creation. This includes the progress made on our EOP. The EOP includes leaner costs including lower general and administrative expenses, lower operating expenses and lower interest expense.
We want to reward our shareholders with a disciplined and balanced capital allocation framework. As we strengthen our relative financial position, we believe a balanced approach between shareholder returns and balance sheet improvement is appropriate. As of June 30, 2026, we returned $51.2 million of capital in 2026 to shareholders through dividends and share buybacks.
Our near-term focus is centered around the following: (1) operational excellence, (2) financial strength and flexibility, (3) strategic initiatives which includes unlocking the "sum of the parts" value of our existing business while identifying growth opportunities to enhance the Company's scale and diversify revenue streams, (4) continuing our EOP efforts to enhance margin and cash flow and (5) returns to investors. See further discussion in the "Strategic Objectives" section below.
See further discussion on macroeconomic factors and market trends, including the impact on 2026, in the ‘Market Trends’ section below.
Other 2026 Developments
Delek Debt Agreements
On May 15, 2026, Delek entered into an amendment (“Amendment No. 1”) to the Delek Term Loan Credit Facility. Proceeds and cash on hand were used to refinance the Company’s existing term loan facility. As a result of the refinancing effected pursuant to Amendment No. 1, outstanding term loans of the Company were reduced to an aggregate principal amount of $850.0 million. Amendment No. 1, among other modifications, (i) extended the maturity of the Delek Term Credit Facility to May 15, 2032 and (ii) reduced the rate of interest on borrowings, at the Company’s election, to either term SOFR plus 300 basis points or base rate plus 200 basis points. The amendment also allows for up to 750.0 million in incremental loans subject to certain restrictions.
On April 9, 2026, the Company entered into Amendment No. 4 to Third Amended and Restated Credit Agreement (“Amendment No. 4” and, as amended, the "ABL Credit Agreement"). Amendment No. 4, among other modifications, (i) increased the revolving loan commitments from

36 |

Management's Discussion and Analysis
$1,100.0 million to $1,250.0 million, (ii) extended the maturity date of the Delek Revolving Credit Facility from October 26, 2027 to April 9, 2031, (iii) reduced the interest rate margins applicable to the Delek Revolving Credit Facility by 0.25% and (iv) amended certain thresholds for obligations under the Existing ABL Credit Agreement.
Delek Logistics
On January 30, 2026, we entered into the Intercompany Agreements, pursuant to which we agreed to acquire a Tyler refinery tank for total consideration of $19.0 million (the “Tyler Tank Purchase”) and El Dorado tank and terminal assets for total consideration of $66.0 million (the “El Dorado Terminal Purchase”). The Tyler Tank Purchase closed on April 1, 2026 with consideration paid through transfer of Delek Logistics common units, based on a 30-day volume weighted average unit price. The El Dorado Terminal Purchase is expected to close on October 1, 2027, subject to the satisfaction of customary closing conditions. In addition, pursuant to the Intercompany Agreements, Delek waived Omnibus fees for an aggregate of $4.0 million during the first two quarters of 2026.
These transactions with Delek Logistics have been eliminated in consolidation.
Delek Logistics Debt Agreement
On May 14, 2026, Delek Logistics sold $800.0 million in aggregate principal amount of the Co-issuers 6.875% Senior Notes due 2034 (the “Delek Logistics 2034 Notes”). Net proceeds were used to redeem the Delek Logistics 2028 Notes and a portion of the Delek Logistics 2029 Notes.
Cybersecurity Incident
In July 2026, we identified a cybersecurity incident in which an unauthorized third party accessed a single employee's account and copied certain files from our email and SharePoint environment. Upon discovery, we promptly contained the incident, disabled the affected credentials, and engaged a third-party forensic firm and outside legal counsel. The incident did not affect our refining or logistics operations, or financial reporting systems, and did not result in any loss of availability of our data. Management has determined, based on information known to date, that the incident is not material and is not reasonably likely to have a material impact on our business, financial condition, or results of operations. Our assessment of applicable notification and other legal obligations remains ongoing.
Information About Our Segments
We aggregated our operating segments into two reportable segments: Refining and Logistics.
Operations that are not specifically included in the reportable segments are included in Corporate, Other and Eliminations, which consist of our corporate activities, results of certain immaterial operating segments and intercompany eliminations.

Refining Overview
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt, and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 bpd as of June 30, 2026. A high-level summary of the refinery activities is presented below:

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

37 |

Management's Discussion and Analysis
our wholesale crude operations and our 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S.

Logistics Overview
Our logistics segment contains a full suite of gas, crude and water systems that gathers, transports and stores crude oil and natural gas; markets, distributes, transports and stores refined products; and disposes and recycles water in select regions of the southern United States, West Texas, New Mexico and North Dakota for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics (NYSE: DKL), where we owned a 63.0% interest at June 30, 2026. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. The logistics segment's gathering and processing business owns or leases capacity on approximately 390 miles of crude oil transportation pipelines, approximately 169 miles of refined product pipelines, and approximately 767-mile of crude oil gathering system. Additionally, in the Delaware Basin, we have been expanding our natural gas processing capabilities by constructing a new natural gas processing plant and adding acid gas injection and sour gas processing capabilities. This segment also includes water disposal and recycling operations, located in the Delaware Basin of New Mexico, the Midland Basin of Texas, and the Bakken Basin of North Dakota. The storage and transportation business owns or leases associated crude oil storage tanks. The logistics segment has an aggregate of approximately 11.3 million barrels of active shell capacity. It also owns and operates nine light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 161 tractors and 306 trailers used to haul primarily crude oil and other products for related and third parties.

38 |

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
Strategic Initiatives
For 2026, we will continue to focus on furthering our "sum of the parts" efforts, focusing on the following:
•Execute on our strategic initiatives, which may include opportunities to monetize our investment in Delek Logistics. The goal being to help unlock value embedded in the Delek valuation by reducing Delek's ownership in Delek Logistics.
•Identify and evaluate investment opportunities that fit our sustainability view and integrate into our current asset footprint, including strategic investments or joint ventures in renewables or carbon capture and incubator investments in new technologies.

39 |

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
Executing Strategic Transactions with Delek Logistics
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
Minimizing Financial Risk
On April 1, 2026, we entered into an interest rate swap agreement to hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate, which effectively fixed the variable Secured Overnight Financing Rate ("SOFR") interest component on certain Delek debt. The aggregate notional amount under this agreement covers $200.0 million of the outstanding principal throughout the duration of the interest rate swap.
✓
Efficient Access to Capital
On May 14, 2026, Delek Logistics and its wholly owned subsidiary Delek Logistics Finance Corp. (“Finance Corp.” and together with Delek Logistics, the “Co-issuers”), sold $800.0 million in aggregate principal amount of the Co-issuers 6.875% Senior Notes due 2034 (the “Delek Logistics 2034 Notes”). Net proceeds were used to redeem the Delek Logistics 2028 Notes and a portion of the Delek Logistics 2029 Notes.
✓
On May 15, 2026, Delek entered into an Amendment No. 1 to the Delek Term Loan Credit Facility. Proceeds and cash on hand were used to refinance the Company’s existing term loan facility. As a result of the refinancing effected pursuant to Amendment No. 1, outstanding term loans of the Company were reduced to an aggregate principal amount of $850.0 million. Amendment No. 1, among other modifications, (i) extended the maturity of the Delek Term Credit Facility to May 15, 2032 and (ii) reduced the rate of interest on borrowings, at the Company’s election, to either term SOFR plus 300 basis points or base rate plus 200 basis points. The amendment also allows for up to 750.0 million in incremental loans subject to certain restrictions.
✓
On April 9, 2026, the Company entered into Amendment No. 4 to Third Amended and Restated Credit Agreement. Amendment No. 4, among other modifications, (i) increased the revolving loan commitments from $1,100.0 million to $1,250.0 million, (ii) extended the maturity date of the Delek Revolving Credit Facility from October 26, 2027 to April 9, 2031, (iii) reduced the interest rate margins applicable to the Delek Revolving Credit Facility by 0.25% and (iv) amended certain thresholds for obligations under the Existing ABL Credit Agreement.

✓
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
We have positioned the Company to continue to run safely, reliably, and environmentally responsibly while leveraging our Delek Logistics business. Crack spreads were higher in 2026 than 2025, and higher than any period in the past four years. RINs also reached pricing levels higher than any period in the past four years which negatively impacted our refining expenses. Many uncertainties remain in 2026 with respect to the global supply and demand of the crude oil and refined products markets heightened by the ongoing conflict in Iran and it is difficult to predict the ultimate economic impacts this may have on our operations. Additionally, U.S. policy changes and escalating conflicts in the Middle East, Europe, and South America could potentially result in supply disruptions or further volatility in crude oil and refined products prices.
See below for further discussion on how certain key market trends impact our operating results.

40 |

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
The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods in 2025 and for the two quarterly periods in 2026.

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
The chart below illustrates the key differentials impacting our refining operations, including WTI Cushing to Brent, WTI Midland to WTI Cushing, and Louisiana Light Sweet crude oil ("LLS") to WTI Cushing for each of the quarterly periods in 2025 and for the two quarterly periods in 2026.

41 |

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

42 |

Management's Discussion and Analysis
The charts below illustrate the quarterly average prices of Gulf Coast Gasoline ("CBOB"), U.S. High Sulfur Diesel ("HSD") and U.S. Ultra Low Sulfur Diesel ("ULSD") for each of the quarterly periods in 2025 and for the two quarterly periods in 2026.

Crack Spreads
Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks/crude oil and the resultant refined products. Generally, a crack spread represents the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel.
The table below reflects the quarterly average Gulf Coast 5-3-2 ULSD, 3-2-1 ULSD and 2-1-1 HSD/LLS crack spreads for each of the quarterly periods in 2025 and for the two quarterly periods in 2026.

43 |

Management's Discussion and Analysis

RIN Volatility
Environmental regulations and the political environment continue to affect our refining margins in the form of volatility in the price of RINs. We enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs of our credits for commitments required by the U.S. Environmental Protection Agency (“EPA”) to blend biofuels into fuel products ("RINs Obligation"). On a consolidated basis, we work to balance our RINs Obligation in order to minimize the effect of RINs prices on our results. While we obtain RINs in our refining and logistics segments through our ethanol and biodiesel blending, our refining segment still must purchase additional RINs to satisfy its obligations. Additionally, our ability to obtain RINs through blending is limited by our refined product slate, blending capabilities and market constraints. The cost to purchase these additional RINs is a significant cash outflow for our business. Increases in the market prices of RINs generally adversely affect our results of operations through changes in fair value to our existing RINs Obligation, to the extent we do not have offsetting RINs inventory on hand or effective economic hedges through net forward purchase commitments. RINs prices are highly sensitive to regulatory and political influence and conditions, and therefore often do not correlate to movements in crude oil prices, refined product prices or crack spreads. Because of the volatility in RINs prices, it is not possible to predict future RINs cost with certainty, and movements in RINs prices can have significant and unanticipated adverse effects on our refining margins that are outside of our control.
The chart below illustrates the volatility in RINs for each of the quarterly periods in 2025 and for the two quarterly periods in 2026.

44 |

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
The chart below illustrates the quarterly average prices of Waha (Permian Basin) and Henry Hub (Gulf Coast) per million British Thermal Units ("MMBtu") for each of the quarterly periods in 2025 and for the two quarterly periods in 2026.

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

45 |

Management's Discussion and Analysis
Non-GAAP Reconciliations
The following table provides a reconciliation of EBITDA attributable to Delek to the most directly comparable U.S. GAAP measure, net (loss) income attributable to Delek:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reported net (loss) income attributable to Delek US	$169.5	$(106.4)	$(31.8)	$(279.1)
Proportional interest, taxes, depreciation and amortization of equity-method investments	6.8	7.7	14.1	14.8
Interest expense, net	100.1	85.9	184.6	170.0
Income tax expense (benefit)	41.8	(14.3)	(16.5)	(51.2)
Depreciation and amortization	115.7	94.1	219.0	195.4
EBITDA attributable to Delek	$433.9	$67.0	$369.4	$49.9

The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin (in millions)

Refining Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$4,056.0	$2,716.8	$6,686.5	$5,325.1
Cost of sales	3,581.2	2,695.5	6,198.5	5,396.4
Gross margin	$474.8	$21.3	$488.0	$(71.3)
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	156.1	150.5	306.3	308.6
Depreciation and amortization	76.6	66.5	141.9	138.4
Refining margin	$707.5	$238.3	$936.2	$375.7

46 |

Management's Discussion and Analysis
Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions):

Summary Statement of Operations Data (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$4,087.0	$2,764.6	$6,740.1	$5,406.5
Cost of sales:
Cost of materials and other	3,390.6	2,415.0	5,856.4	4,814.5
Operating expenses (excluding depreciation and amortization presented below)	220.1	209.8	440.0	420.9
Depreciation and amortization	111.2	87.6	208.8	182.6
Total cost of sales	3,721.9	2,712.4	6,505.2	5,418.0
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	2.9	2.2	4.5	3.5
General and administrative expenses	56.7	76.6	100.7	138.1
Depreciation and amortization	4.5	6.5	10.2	12.8
Other operating expense (income), net	(1.4)	0.4	(3.6)	(6.6)
Total operating costs and expenses	3,784.6	2,798.1	6,617.0	5,565.8
Operating income (loss)	302.4	(33.5)	123.1	(159.3)
Interest expense, net	100.1	85.9	184.6	170.0
Income from equity method investments	(19.7)	(22.2)	(34.3)	(35.5)
Other expense (income), net	0.1	6.2	(0.2)	4.6
Total non-operating expenses, net	80.5	69.9	150.1	139.1
Income (loss) from continuing operations before income tax expense (benefit)	221.9	(103.4)	(27.0)	(298.4)
Income tax expense (benefit)	41.8	(14.1)	(16.4)	(50.9)
Income (loss) from continuing operations, net of tax	180.1	(89.3)	(10.6)	(247.5)
Discontinued operations:
Income (loss) from discontinued operations	—	(1.0)	(0.3)	(1.4)
Income tax expense (benefit)	—	(0.2)	(0.1)	(0.3)
Income (loss) from discontinued operations, net of tax	—	(0.8)	(0.2)	(1.1)
Net income (loss)	180.1	(90.1)	(10.8)	(248.6)
Net income attributed to non-controlling interests	10.6	16.3	21.0	30.5
Net income (loss) attributable to Delek	$169.5	$(106.4)	$(31.8)	$(279.1)
(1) This information is presented at a summary level for your reference. See the Condensed Consolidated Statements of Income in Item 1. to this Quarterly Report on Form 10-Q for more detail regarding our results of operations and net income per share.

We report operating results in two reportable segments:
•Refining
•Logistics
Decisions concerning the allocation of resources and assessment of operating performance are made based on this segmentation. Management measures the operating performance of each of its reportable segments based on segment EBITDA.

47 |

Management's Discussion and Analysis
Results of Operations
Consolidated Results of Operations — Comparison of the Three and Six Months Ended June 30, 2026 versus the Three and Six Months Ended June 30, 2025
Net Income (Loss)
Q2 2026 vs. Q2 2025
Consolidated net income for the second quarter of 2026 was $180.1 million compared to net loss of $90.1 million for the second quarter of 2025. Consolidated net income attributable to Delek for the second quarter of June 30, 2026 was $169.5 million, or $2.76 per basic share, compared to a net loss of $106.4 million, or $(1.76) per basic share, for the second quarter 2025. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.
YTD 2026 vs. YTD 2025
Consolidated net loss for the six months ended June 30, 2026 was $10.8 million compared to a net loss of $248.6 million for the six months ended June 30, 2025. Consolidated net loss attributable to Delek for the six months ended June 30, 2026 was $31.8 million, or $(0.52) per basic share, compared to a loss of $279.1 million, or $(4.55) per basic share, for the six months ended June 30, 2025. Explanations for significant drivers impacting net loss as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
Q2 2026 vs. Q2 2025
In the second quarter of 2026 and 2025, we generated net revenues of $4,087.0 million and $2,764.6 million, respectively, an increase of $1,322.4 million, or 47.8%. The increase in net revenues was primarily driven by the following factors:
•in our refining segment, increases in the average price of U.S. Gulf Coast gasoline of 57.4%, ULSD of 76.9% and U.S. Gulf Coast HSD of 81.1%;
•in our logistics segment, increased revenue primarily related to increased crude activity in our Delaware Gathering operations.
YTD 2026 vs. YTD 2025
We generated net revenues of $6,740.1 million and $5,406.5 million during the six months ended June 30, 2026 and 2025, respectively, an increase of $1,333.6 million, or 24.7%. The increase in net revenues was primarily due to the following:
•in our refining segment, increases in the average price of U.S. Gulf Coast gasoline of 33.7%, ULSD of 47.0%, and U.S. Gulf Coast HSD of 47.5%; and
•in our logistics segment, increased revenue primarily related to increased crude activity in our Delaware Gathering operations.
These increases were partially offset by the following:
•decreased sales volumes (including purchased products) in our refining segment primarily related to the Big Spring refinery turnaround in the first quarter of 2026.

Total Operating Costs and Expenses
Cost of Materials and Other
Q2 2026 vs. Q2 2025
Cost of materials and other was $3,390.6 million for the second quarter of 2026 compared to $2,415.0 million for the second quarter of 2025, an increase of $975.6 million, or 40.4%. The net increase in cost of materials and other was primarily driven by the following:
•increases in cost of crude oil feedstocks at the refineries, including a 45.4% increase in the average cost of WTI Cushing crude oil and a 47.0% increase in the average cost of WTI Midland crude oil;
•an increase in the price of RINs for the three months ended June 30, 2026; and
•an increase in our gathering and processing operations primarily associated with increased crude oil activity in our Delaware Gathering operations.

48 |

Management's Discussion and Analysis
YTD 2026 vs. YTD 2025
Cost of materials and other was $5,856.4 million for the six months ended June 30, 2026, compared to $4,814.5 million for the six months ended June 30, 2025, an increase of $1,041.9 million, or 21.6%. The net increase in cost of materials and other primarily related to the following:
•an increase in the cost of crude oil feedstocks at the refineries, including a 19.3% increase in the average cost of WTI Cushing crude oil and a 19.5% increase in the average cost of WTI Midland crude oil;
•an increase in the price of RINs for the six months ended June 30, 2026; and
•an increase in our gathering and processing operations primarily associated with increased crude oil activity in our Delaware Gathering operations.
These increases were partially offset by the following:
•decreased sales volume (including purchased products) in our refining segment primarily related to the Big Spring refinery turnaround in the first quarter of 2026.
Operating Expenses
Q2 2026 vs. Q2 2025
Operating expenses (included in both cost of sales and other operating expenses) were $223.0 million for the second quarter of 2026 compared to $212.0 million for the second quarter of 2025, an increase of $11.0 million, or 5.2%. The increase in operating expenses was primarily driven by the following:
•an increase in employee costs of $7.8 million, rental costs of $3.6 million and outside services of $2.5 million.
These increases were partially offset by the following:
•a decrease in variable expenses of $4.6 million including electricity, natural gas, chemical and catalyst costs.
YTD 2026 vs. YTD 2025
Operating expenses (included in both cost of sales and other operating expenses) were $444.5 million for the six months ended June 30, 2026 compared to $424.4 million for the six months ended June 30, 2025, an increase of $20.1 million, or 4.7%. The increase in operating expenses was primarily driven by the following:
•an increase in employee costs of $19.0 million, insurance costs of $4.2 million, supplies of $3.5 million and lease and rental costs of $3.1 million.
These increases were partially offset by the following:
◦a decrease in variable expenses of $6.6 million including electricity, natural gas, chemical and catalyst costs and maintenance costs of $5.7 million.
General and Administrative Expenses
Q2 2026 vs. Q2 2025
General and administrative expenses were $56.7 million for the second quarter of 2026 compared to $76.6 million for the second quarter of 2025, a decrease of $19.9 million, or 26.0%. The decrease was primarily driven by decreased restructuring costs of $15.8 million, supplies costs of $2.2 million, and outside services of $2.1 million.
YTD 2026 vs. YTD 2025
General and administrative expenses were $100.7 million for the six months ended June 30, 2026 compared to $138.1 million for the six months ended June 30, 2025, a decrease of $37.4 million, or 27.1%. The decrease was primarily driven by decreased restructuring costs of $21.4 million, employee costs of $8.0 million, and supplies costs of $4.4 million.

49 |

Management's Discussion and Analysis
Depreciation and Amortization
Q2 2026 vs. Q2 2025
Depreciation and amortization (included in both cost of sales and other operating expenses) was $115.7 million for the second quarter of 2026 compared to $94.1 million for the second quarter of 2025, an increase of $21.6 million, or 23.0%. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed.
YTD 2026 vs. YTD 2025
Depreciation and amortization (included in both cost of sales and other operating expenses) was $219.0 million for the six months ended June 30, 2026 compared to $195.4 million for the six months ended June 30, 2025, an increase of $23.6 million, or 12.1%. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed.
Other Operating Expense (Income), Net
Q2 2026 vs. Q2 2025
Other operating expense, net decreased by $1.8 million in the second quarter of 2026 to income of $1.4 million compared to expense of $0.4 million in the second quarter of 2025.
YTD 2026 vs. YTD 2025
Other operating income, net was $3.6 million and $6.6 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of $3.0 million, or 45.5%. The decrease was primarily driven by the following:
•for the six months ended June 30, 2025 we recorded a gain of $4.3 million related to Delek Logistics' eminent domain settlement.

Non-Operating Expenses, Net
Interest Expense, Net
Q2 2026 vs. Q2 2025
Interest expense, net was $100.1 million in the second quarter of 2026, compared to $85.9 million in the second quarter of 2025, an increase of $14.2 million, or 16.5%, primarily driven by the following:
•cost for the extinguishment of debt of $22.0 million partially offset by a decrease in the average effective interest rate, a decrease in net average borrowings outstanding (including the obligations under the inventory intermediation agreement which has an associated interest charge) and hedge gains associated with our interest rate swaps.
YTD 2026 vs. YTD 2025
Interest expense, net was $184.6 million in the six months ended June 30, 2026, compared to $170.0 million for six months ended June 30, 2025, an increase of $14.6 million, or 8.6% primarily due to the following:
•cost for the extinguishment of debt of $23.5 million partially offset by a decrease in the average effective interest rate, a decrease in net average borrowings outstanding (including the obligations under the inventory intermediation agreement which has an associated interest charge) and hedge gains associated with our interest rate swaps.
Results from Equity Method Investments
Q2 2026 vs. Q2 2025
We recognized income of $19.7 million from equity method investments during the second quarter of 2026, compared to $22.2 million for the second quarter of 2025, a decrease of $2.5 million, or 11.3%.
YTD 2026 vs. YTD 2025
We recognized income from equity method investments of $34.3 million for the six months ended June 30, 2026, compared to $35.5 million for the six months ended June 30, 2025, a decrease of $1.2 million, or 3.4%.

50 |

Management's Discussion and Analysis
Other Expense (Income), net
Q2 2026 vs. Q2 2025
Other expense, net decreased by $6.1 million, or 98.4%, to $0.1 million in the second quarter of 2026 compared to $6.2 million in the second quarter of 2025 primarily driven by the following:
•an impairment recognized on two investments held at cost within other non-current assets for $8.6 million during the second quarter of 2025.
YTD 2026 vs. YTD 2025
Other expense (income), net was $0.2 million of income in the six months ended June 30, 2026, compared to $4.6 million of expense for the six months ended June 30, 2025, a decrease of $4.8 million, or 104.3% primarily driven by the following:
•an impairment recognized on two investments held at cost within other non-current assets for $8.6 million during the six months ended June 30, 2025.

Income Taxes
Q2 2026 vs. Q2 2025
For the second quarter of 2026, we recorded an income tax expense of $41.8 million from continuing operations compared to an income tax benefit of $14.1 million from continuing operations for the second quarter of 2025, primarily driven by the following:
•an increase in pre-tax net income of $325.3 million; and
•our effective tax rates were 18.8% and 13.6% for the three months ended June 30, 2026 and 2025, respectively, due to the impact of fixed dollar permanent differences on the tax rate and changes to valuation allowances on certain attributes.
YTD 2026 vs. YTD 2025
For the six months ended June 30, 2026, we recorded an income tax benefit of $16.4 million from continuing operations compared to an income tax benefit of $50.9 million from continuing operations for the six months ended June 30, 2025, primarily driven by the following:
•a decrease to pre-tax loss with $27.0 million in the six months ended June 30, 2026 compared to a pre-tax loss of $298.4 million in the six months ended June 30, 2025; and
•our effective tax rates were 60.7% and 17.1% for the six months ended June 30, 2026 and 2025, respectively, due to the impact of fixed dollar favorable permanent differences and changes in valuation allowance on certain attributes.

Refer to Note 13 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.

51 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth selected information concerning our refining segment operations ($ in millions, except per barrel amounts):

Selected Refining Financial Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$4,056.0	$2,716.8	$6,686.5	$5,325.1
Cost of materials and other	3,348.5	2,478.5	5,750.3	4,949.4
Refining Margin	$707.5	$238.3	$936.2	$375.7

Operating expenses (excluding depreciation and amortization)	$156.1	$150.5	$306.3	$308.6

Refining segment EBITDA	$556.0	$96.3	$635.2	$80.5

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

52 |

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

Refinery Statistics
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Refining Segment
Days in period	91	91	181	181
Total sales volume - refined product (average bpd) (1)	313,791	315,259	294,192	305,132
Total production (average bpd)	312,410	311,298	285,192	298,505
Crude oil	302,530	304,831	270,611	288,597
Other feedstocks	13,025	11,494	17,336	14,241
Total throughput (average bpd):	315,555	316,325	287,947	302,838

Crude Slate: (% based on amount received in period)
WTI crude oil	74.0%	77.5%	76.9%	72.2%
Gulf Coast Sweet Crude	8.4%	6.5%	6.7%	7.5%
Local Arkansas crude oil	3.4%	3.3%	3.5%	3.5%
Other	14.2%	12.7%	12.9%	16.8%

Crude utilization (% based on nameplate capacity)	100.2%	100.9%	89.6%	95.6%

53 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Tyler, TX Refinery
Days in period	91	91	181	181
Products manufactured (average bpd):
Gasoline	37,565	36,369	37,760	35,297
Diesel/Jet	34,378	33,370	32,318	31,901
Petrochemicals, LPG, natural gas liquids ("NGLs")	2,091	2,044	1,954	1,953
Other	2,226	662	1,131	1,031
Total production	76,260	72,445	73,163	70,182
Throughput (average bpd):
Crude Oil	75,525	73,249	71,801	70,868
Other feedstocks	2,362	1,177	2,985	974
Total throughput	77,887	74,426	74,786	71,842
Per barrel of throughput:
Operating expenses	$4.86	$4.58	$5.23	$5.11
Crude Slate: (% based on amount received in period)
WTI crude oil	77.7%	74.1%	78.6%	73.9%
East Texas crude oil	22.0%	22.8%	20.4%	23.9%
Other	0.3%	3.1%	1.0%	2.2%

El Dorado, AR Refinery
Days in period	91	91	181	181
Products manufactured (average bpd):
Gasoline	41,851	38,263	39,704	37,809
Diesel/Jet	33,105	30,987	29,599	29,472
Petrochemicals, LPG, NGLs	1,247	1,018	1,276	980
Asphalt	6,333	7,871	5,850	7,360
Other	737	1,266	1,127	1,417
Total production	83,273	79,405	77,556	77,038
Throughput (average bpd):
Crude Oil	82,910	78,592	76,445	75,275
Other feedstocks	1,596	2,829	2,261	3,331
Total throughput	84,506	81,421	78,706	78,606
Per barrel of throughput:
Operating expenses	$4.74	$4.38	$5.17	$4.75
Crude Slate: (% based on amount received in period)
WTI crude oil	86.8%	83.1%	86.2%	76.3%
Local Arkansas crude oil	12.3%	12.9%	12.6%	13.6%
Other	0.9%	4.0%	1.2%	10.1%

54 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Big Spring, TX Refinery
Days in period	91	91	181	181
Products manufactured (average bpd):
Gasoline	33,373	35,506	24,592	32,469
Diesel/Jet	26,651	27,884	18,602	23,478
Petrochemicals, LPG, NGLs	2,919	4,901	2,040	4,027
Asphalt	2,720	2,009	1,976	2,274
Other	3,552	4,003	2,682	3,941
Total production	69,215	74,303	49,892	66,189
Throughput (average bpd):
Crude oil	68,924	71,449	48,932	62,435
Other feedstocks	1,213	4,210	1,513	5,147
Total throughput	70,137	75,659	50,445	67,582
Per barrel of refined throughput:
Operating expenses	$6.43	$6.67	$7.57	$7.41
Crude Slate: (% based on amount received in period)
WTI crude oil	67.7%	77.8%	69.1%	71.3%
WTS crude oil	32.3%	22.2%	30.9%	28.7%

Krotz Springs, LA Refinery
Days in period	91	91	181	181
Products manufactured (average bpd):
Gasoline	43,188	40,983	44,941	42,067
Diesel/Jet	31,744	32,908	31,351	32,616
Heavy Oils	1,977	4,596	1,773	3,917
Petrochemicals, LPG, NGLs	6,754	6,660	6,512	6,496
Other	—	—	—	—
Total production	83,663	85,147	84,577	85,096
Throughput (average bpd):
Crude Oil	75,171	81,541	73,433	80,019
Other feedstocks	7,854	3,278	10,576	4,789
Total throughput	83,025	84,819	84,009	84,808
Per barrel of throughput:
Operating expenses	$5.39	$5.13	$5.48	$5.24
Crude Slate: (% based on amount received in period)
WTI Crude	62.2%	74.8%	70.6%	67.6%
Gulf Coast Sweet Crude	33.3%	25.2%	24.9%	27.7%
Other	4.5%	—%	4.5%	4.7%

(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.

55 |

Management's Discussion and Analysis
Included in the refinery statistics above are the following sales to other segments:

Refinery Sales to Other Segments
	Three Months Ended June 30,		Six Months Ended June 30,
(in barrels per day)	2026	2025	2026	2025

Big Spring refined product sales to other Delek segments	11,649	10,712	12,063	10,789

Pricing Statistics (average for the period presented)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

WTI — Cushing crude oil (per barrel)	$92.79	$63.81	$80.64	$67.61
WTI — Midland crude oil (per barrel)	$94.69	$64.42	$81.78	$68.44
WTS — Midland crude oil (per barrel)	$92.00	$63.72	$79.23	$67.80
LLS (per barrel)	$96.34	$66.15	$83.18	$70.21
Brent (per barrel)	$96.87	$66.71	$85.37	$70.81

U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$46.25	$20.19	$39.35	$18.60
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$44.55	$19.81	$37.67	$17.97
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$38.34	$14.72	$32.99	$13.47

U.S. Gulf Coast unleaded gasoline (per gallon)	$3.07	$1.95	$2.62	$1.96
Gulf Coast ultra-low sulfur diesel (per gallon)	$3.68	$2.08	$3.22	$2.19
U.S. Gulf Coast high sulfur diesel (per gallon)	$3.35	$1.85	$2.92	$1.98
Natural gas (per MMBTU)	$2.94	$3.51	$3.21	$3.69

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

56 |

Management's Discussion and Analysis
Refining Segment Operational Comparison of the Three and Six Months Ended June 30, 2026 versus the Three and Six Months Ended June 30, 2025
Revenues
Q2 2026 vs. Q2 2025
Revenues for the refining segment increased by $1,339.2 million, or 49.3%, in the second quarter of 2026 compared to the second quarter of 2025. The increase was primarily driven by the following:
•an increase in the average price of U.S. Gulf Coast gasoline of 57.4%, ULSD of 76.9% and U.S. Gulf Coast HSD of 81.1%.
Net revenues included sales to our logistics segment of $148.9 million and $84.5 million for the three months ended June 30, 2026 and June 30, 2025, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2026 vs. YTD 2025
Revenues for the refining segment increased $1,361.4 million, or 25.6%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily driven by the following:
•an increase in the average price of U.S. Gulf Coast gasoline of 33.7%, ULSD of 47.0%, and U.S. Gulf Coast HSD of 47.5%.
These increases were partially offset by the following:
•a decrease in sales volumes (including purchased products) primarily related to the Big Spring refinery turnaround in the first quarter of 2026.
Revenues included sales to our logistics segment of $257.1 million and $174.5 million for the six months ended June 30, 2026 and 2025, respectively. We eliminate this intercompany revenue in consolidation.
Cost of Materials and Other
Q2 2026 vs. Q2 2025
Cost of materials and other increased by $870.0 million, or 35.1%, in the second quarter of 2026 compared to the second quarter of 2025. The increase was primarily driven by the following:
•increases in the cost of WTI Cushing crude oil, from an average of $63.81 per barrel to an average of $92.79, or 45.4% and increases in the cost of WTI Midland crude oil, from an average of $64.42 per barrel to an average of $94.69, or 47.0%; and
•an increase in the price of RINs for the second quarter of 2026.
YTD 2026 vs. YTD 2025
Cost of materials and other increased $800.9 million, or 16.2%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily driven by the following:
•increases in the cost of WTI Cushing crude oil, from an average of $67.61 per barrel to an average of $80.64, or 19.3% and increases in the cost of WTI Midland crude oil, from an average of $68.44 per barrel to an average of $81.78, or 19.5%; and
•an increase in the price of RINs for the six months ended June 30, 2026.
The increases were partially offset by the following:
•a decrease in sales volumes (including purchased products) primarily related to the Big Spring refinery turnaround in the first quarter of 2026.
Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $204.8 million and $371.5 million during the three and six months ended June 30, 2026, respectively, and $114.0 million and $239.9 million during the three and six months ended June 30, 2025, respectively. We eliminate these intercompany fees in consolidation.
Operating Expenses
Q2 2026 vs. Q2 2025
Operating expenses increased by $5.6 million, or 3.7%, in the second quarter of 2026 compared to the second quarter of 2025. The increase in operating expenses was primarily driven by the following:
•an increase in employee expenses of $6.3 million and lease and rental expenses of $3.3 million.
The increases were partially offset by the following:

57 |

Management's Discussion and Analysis
•a decrease in outside services of $4.9 million.
YTD 2026 vs. YTD 2025
Operating expenses decreased $2.3 million, or 0.7%, in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease in operating expenses was primarily driven by the following:
•a decrease in outside services of $13.4 million primarily driven by the Big Spring refinery turnaround.
The decreases were partially offset by the following:
•an increase in employee expenses of $7.5 million and lease and rental expenses of $4.4 million.

Refining Margin
Q2 2026 vs. Q2 2025
Refining segment margin increased by $469.2 million, or 196.9%, in the second quarter of 2026 compared to the second quarter of 2025, with a refining margin percentage of 17.4% as compared to 8.8% for the second quarter of 2026 and 2025, respectively, primarily driven by the following:
•a 129.1% increase in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 124.9% increase in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery) and a 160.5% increase in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery).
YTD 2026 vs. YTD 2025
Refining margin increased by $560.5 million, or 149.2%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, with a refining margin percentage of 14.0% as compared to 7.1% for the six months ended June 30, 2026 and 2025, respectively, primarily driven by the following:
•a 111.6% increase in the Gulf Coast 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 109.6% increase in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery) and a 144.9% increase in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery).
These increases were partially offset by the following:
•a decrease in sales volumes (including purchased products) primarily related to the Big Spring refinery turnaround in the first quarter of 2026.

EBITDA
Q2 2026 vs. Q2 2025
EBITDA increased by $459.7 million, or 477.4%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to an increase in refining margin driven by increased crack spreads.
YTD 2026 vs. YTD 2025
EBITDA increased by $554.7 million, or 689.1% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to an increase in refining margin driven by increased crack spreads offset by decreased sales volumes (including purchased products) primarily related to the Big Spring refinery turnaround in the first quarter of 2026.

58 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Selected Logistics Financial and Operating Information
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$384.7	$246.4	$682.2	$496.3
Cost of materials and other	$239.0	$119.3	$407.6	$248.4
Operating expenses (excluding depreciation and amortization)	$43.4	$38.2	$90.4	$79.1
EBITDA	$120.0	$96.6	$214.9	$188.8

Operating Information:
Gathering & Processing: (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	74,197	71,220	68,068	66,580
Refined products pipelines	52,059	53,597	48,379	54,797
SALA Gathering System	9,737	9,983	9,485	10,151
East Texas Crude Logistics System	34,259	33,101	30,791	30,027
Midland Gathering Assets	209,957	207,183	214,057	209,059
Plains Connection System	176,680	158,881	194,421	169,004
Delaware Gathering Assets:
Natural gas gathering and processing (Mcfd) (1)	80,715	60,940	72,355	60,378
Crude oil gathering (average bpd)	157,156	137,167	143,380	129,737
Water disposal and recycling (average bpd)	105,396	116,504	108,269	122,468
Midland Water Gathering System:
Water disposal and recycling (average bpd)	701,435	600,891	679,223	613,817

Wholesale Marketing & Terminalling:
East Texas - Tyler refinery sales volumes (average bpd) (2)	—	67,516	—	67,695
West Texas wholesale marketing throughputs (average bpd)	4,191	10,757	7,960	10,791
West Texas wholesale marketing margin per barrel	$2.88	$4.12	$3.65	$2.88
Terminalling throughputs (average bpd) (3)	159,363	150,971	147,619	144,030
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

59 |

Management's Discussion and Analysis
Logistics Segment Operational Comparison of the Three and Six Months Ended June 30, 2026 versus the Three and Six Months Ended June 30, 2025
Revenues
Q2 2026 vs. Q2 2025
Net revenues increased by $138.3 million, or 56.1%, in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by:
•increased revenue of $65.9 million in our West Texas marketing operations driven by increases in net volumes sold, an increase in average sales prices per gallon and an increase in RINs revenue:
◦the volumes of gasoline sold increased by 4.9 million gallons, while the volumes of diesel sold decreased by 1.3 million gallons;
◦the average sales prices per gallon of gasoline and diesel sold increased by $1.06 and $1.52 per gallon, respectively; and
◦RINs revenue increased by $3.3 million primarily due to increased RINs prices.
•increased revenue of $77.4 million primarily associated with the Delek Permian Gathering purchasing and blending activities which was transferred from Delek Holdings on May 1, 2025 (the "DPG Dropdown") and increased crude activity in our Delaware Gathering operations.
These increases were partially offset by the following:
•a decrease of $6.7 million associated with the termination of a marketing agreement with Delek Holdings, under which DKL marketed 100% of the refined products output of the Tyler Refinery (the "East Texas Marketing Agreement") effective January 1, 2026.
Net revenues included sales to our refining segment of $204.8 million and $114.0 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and sales corporate and other of $0.0 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2026 vs. YTD 2025
Net revenues increased by $185.9 million, or 37.5%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily driven by the following:
•increased revenue of $84.7 million in our West Texas marketing operations primarily driven by an increase in average sales prices per gallon, a net increase in volumes sold and an increase in RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.57 and $0.95 per gallon, respectively;
◦the volumes gasoline sold increased by 9.6 million gallons while the volumes of diesel sold decreased by 2.1 million; and
◦RINs revenue increased $5.7 million primarily due to increased RINs prices.
•increased revenue of $113.4 million primarily associated with the Delek Permian Gathering purchasing and blending activities which was transferred to Delek Logistics on May 1, 2025 and increased crude activity in our Delaware Gathering operations.
These increases were partially offset by the following:
•a decrease of $13.4 million associated with the termination of a marketing agreement with Delek Holdings, under which DKL marketed 100% of the refined products output of the Tyler Refinery effective January 1, 2026.
Net revenues included sales to our refining segment of $371.5 million and $239.9 million for the six months ended June 30, 2026 and 2025, respectively, and sales to corporate and other of $0.0 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Q2 2026 vs. Q2 2025
Cost of materials and other for the logistics segment increased by $119.7 million, or 100.3%, in the second quarter of 2026 compared to the second quarter of 2025. The increase was primarily driven by the following:
•increased costs of materials and other of $66.9 million in our West Texas marketing operations primarily driven by an increase in average cost per gallon of gasoline and diesel sold and a net increase in volumes sold:
◦the average cost per gallon of gasoline and diesel sold increased by $1.11 per gallon and $1.68 per gallon, respectively; and
◦the volumes of gasoline sold increased by 4.9 million, while diesel sold decreased by 1.3 million gallons, respectively.
•an increase of $50.2 million in our gathering and processing segment primarily associated with increased costs associated with our Delaware Gathering operations.

60 |

Management's Discussion and Analysis
Our logistics segment purchased product from our refining segment of $148.9 million and $84.5 million for the three months ended June 30, 2026 and June 30, 2025, respectively. We eliminate these intercompany costs in consolidation.
YTD 2026 vs. YTD 2025
Cost of materials and other for the logistics segment increased by $159.2 million, or 64.1%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily driven by the following:
•increased costs of materials and other of $82.5 million in our West Texas marketing operations was primarily driven by an increase in average cost per gallon and a net increase in volumes sold:
◦the average cost per gallon of gasoline and diesel sold increased by $0.57 per gallon and $1.06 per gallon, respectively; and
◦the volumes of gasoline sold increased by 9.6 million gallons, while diesel sold decreased by 2.1 million gallons.
•an increase of $76.1 million in our gathering and processing operations primarily associated with increased crude oil activity in our Delaware Gathering operations.
Our logistics segment purchased product from our refining segment for $257.1 million and $174.5 million for the six months ended June 30, 2026 and June 30, 2025, respectively. We eliminate these intercompany costs in consolidation.
Operating Expenses
Q2 2026 vs. Q2 2025
Operating expenses increased by $5.2 million, or 13.6%, in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by the following:
•an increase of $8.4 million in outside services, primarily related to professional consulting and contract services; and
•an increase in employee expenses of $2.4 million, primarily associated with our Midland Water Gathering operations.
These increases were partially offset by the following:
•a decrease in variable expenses of $4.6 million and a $3.1 million decrease in maintenance and repairs costs.

61 |

Management's Discussion and Analysis

YTD 2026 vs. YTD 2025
Operating expenses increased by $11.3 million, or 14.3%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by the following:
•an increase of $13.8 million in outside services, primarily related to professional consulting and contract services;
•an increase in employee expenses of $3.2 million, primarily associated with our Midland Water Gathering operations; and
•an increase in insurance expense of $1.7 million and an increase in supplies expense of $1.6 million.
These increases were partially offset by the following:
•a $5.3 million decrease in maintenance and repairs costs and a $3.1 million decrease in variable expenses.

EBITDA
Q2 2026 vs. Q2 2025
EBITDA increased by $23.4 million, or 24.2%, in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by the following:
•increased revenue from crude gathering.
The increase was partially offset by the following:
•a decrease in wholesale margins of $1.24 per barrel; and
•lower revenue due to the assignment of the East Texas Marketing Agreement to Delek Holdings effective January 1, 2026.
YTD 2026 vs. YTD 2025
EBITDA increased by $26.1 million, or 13.8%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by the following:
•a $0.77 per barrel increase in wholesale margins; and
•increased revenue from crude gathering.
These increases were partially offset by the following:
•lower revenue due to the assignment of the East Texas Marketing Agreement to Delek Holdings effective January 1, 2026.

62 |

Management's Discussion and Analysis
Liquidity and Capital Resources
Sources of Capital
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At June 30, 2026, total liquidity was $2,477.2 million, consisting primarily of $1,848.6 million in unused credit commitments under our revolving credit facilities (as discussed in Note 9 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) and $628.6 million in cash and cash equivalents. Historically, we have generated sufficient cash from operations to fund working capital requirements, pay quarterly cash dividends, repurchase common stock and fund capital expenditures. On July 23, 2026, our Board of Directors approved a quarterly cash dividend of $0.255 per share of our common stock.
Other funding sources including borrowings under existing credit agreements and issuance of equity and debt securities have been utilized to meet our funding requirements and support our growth capital projects and acquisitions. We have historically been able to source funding at terms that reflect market conditions, our financial position and our credit ratings and expect future funding sources to be at terms that are sustainable and profitable for the Company. However, there can be no assurances regarding the availability of future debt or equity financings or whether such financings can be made available on terms that are acceptable to us; any execution of such financing activities will be dependent on the contemporaneous availability of functioning debt or equity markets. Additionally, new debt financing activities will be subject to the satisfaction of any debt incurrence limitation covenants in our existing financing agreements. Our debt limitation covenants in our existing financing documents are usual and customary for credit agreements of our type and reflective of market conditions at the time of their execution. Our ability to service debt, fund capital expenditures, pay dividends, and repurchase common stock will depend on future operating performance, which is subject to prevailing economic conditions in the oil industry, including oil prices and other factors, some of which are beyond our control.
As of June 30, 2026, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Term Loan Credit Facility (see further discussion in Note 9 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q). Additionally, we were in compliance with covenants during the quarter ended June 30, 2026. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may pay dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in effect until such a quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to): available borrowings under our existing Delek Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Revolving Facility; the allowance to incur an additional $750.0 million of secured debt under the Delek Term Loan Credit Facility (see further discussion of these facilities in Note 9 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q); the ability to nominate each month whether to include volumes related to the Krotz Springs, El Dorado and Big Spring refineries for funding under the Inventory Intermediation Agreement (as defined in Note 8 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks or joint ventures, as otherwise contemplated and allowed under our incurrence covenants.
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Six Months Ended June 30,
	2026	2025
Cash Flow Data:
Operating activities - continuing operations	$724.2	$(9.9)
Operating activities - discontinued operations	(0.2)	(1.1)
Total Operating activities	724.0	(11.0)
Investing activities - continuing operations	(366.5)	(477.6)
Total Investing activities	(366.5)	(477.6)
Financing activities - continuing operations	(354.7)	368.5
Total Financing activities	(354.7)	368.5
Net (decrease) increase	$2.8	$(120.1)

63 |

Management's Discussion and Analysis
Cash Flows from Operating Activities
Continuing Operations
Net cash provided by operating activities from continuing operations was $724.2 million for the six months ended June 30, 2026, compared to net cash used of $9.9 million for the comparable period of 2025. The increases were a result of cash receipts from customers and cash payments to suppliers and for salaries resulting in a net $729.0 million increase in cash provided by operating activities partially offset by an increase in cash paid for debt interest of $6.9 million.
Cash Flows from Investing Activities
Continuing Operations
Net cash used in investing activities from continuing operations was $366.5 million for the six months ended June 30, 2026, compared to $477.6 million in the comparable period of 2025. The decrease in cash flows used in investing activities was primarily due to the Gravity Acquisition in 2025 for $181.2 million offset by a $60.0 million increase in purchases of property, plant and equipment.
Cash Flows from Financing Activities
Continuing Operations
Net cash used in financing activities from continuing operations was $354.7 million for the six months ended June 30, 2026, compared to cash provided of $368.5 million in the comparable 2025 period. The decrease in cash provided was primarily due to net payments on term debt of $71.5 million for the six months ended June 30, 2026 compared to net proceeds of $695.2 million in the comparable 2025 period, net payments on product and other financing arrangements of $139.2 million for the six months ended June 30, 2026 compared to net proceeds of $162.1 million in the comparable 2025 period and payments of $33.5 million for deferred financing costs for the six months ended June 30, 2026 compared to deferred financing costs of $10.8 million in the comparable 2025 period.
These increases in cash used were partially offset by net proceeds on long-term revolvers of $36.2 million for the six months ended June 30, 2026 compared to net payments of $354.6 million in the comparable 2025 period and a decrease of $24.4 million in share buybacks.
Cash Position and Indebtedness
As of June 30, 2026, cash and cash equivalents totaled $628.6 million, and total long-term indebtedness was approximately $3,189.7 million, net of deferred financing costs and debt discount of $58.4 million. Letters of credit issued totaled approximately $453.3 million, and unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $1,848.6 million. The decrease of $35.2 million in total long-term principal indebtedness as of June 30, 2026 compared to December 31, 2025 resulted primarily from a decrease in net borrowings under the Delek Term Loan Credit Facility. As of June 30, 2026, our total long-term indebtedness (as defined in Note 9 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) consisted of the following:
•the Delek Revolving Credit Facility with no outstanding borrowings (maturity of April 9, 2031);
•aggregate principal of $850.0 million under the Delek Term Loan Credit Facility (maturity of May 15, 2032 and effective interest of 7.36%);
•aggregate principal of $248.1 million under the Delek Logistics Revolving Facility (maturity of March 26, 2031 and average borrowing rate of 6.05%);
•aggregate principal of $650.0 million under the Delek Logistics 2029 Notes (due in 2029, with effective interest rate of 8.80%);
•aggregate principal of $700.0 million under the Delek Logistics 2033 Notes (due in 2033, with effective interest rate of 7.63%); and
•aggregate principal of $800.0 million under the Delek Logistics 2034 Notes (due in 2034, with effective interest rate of 7.15%).
We also utilize supplemental financing arrangements to fund operating assets or, from time to time, to monetize assets not needed in the near term when internal cost of capital and other criteria are met. Such arrangements include our inventory intermediation arrangement, which finances a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs or other non-inventory product financing liabilities and funded letters of credit. Our long-term inventory intermediation obligation with Citigroup Energy Inc. ("Citi") was $95.2 million at June 30, 2026. See Note 8 of the accompanying condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for additional information about our Inventory Intermediation Agreement. Product financing liabilities, consisting primarily of RIN financings, totaled $174.6 million as of June 30, 2026, all of which is due within the next 12 months. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of our December 31, 2025 Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Cash Requirements" section below.

64 |

Management's Discussion and Analysis
Debt Ratings
We receive debt ratings from the major U.S. credit rating agencies. In assigning these ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, commodity pricing levels, our liquidity, asset quality, reserve mix, debt levels and seniorities, cost structure, planned asset sales and production growth opportunities.
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
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the six months ended June 30, 2026, by operating segment and major category (in millions):

	2026 Low Forecast (1)	2026 High Forecast(1)	Six Months Ended June 30, 2026 Actual(2)
Refining
Regulatory			$14.1
Sustaining maintenance, including turnaround activities			191.6
Growth projects			0.7
Refining segment total	$237.0	$270.0	$206.4
Logistics
Regulatory			3.0
Sustaining maintenance			10.3
Growth projects			92.5
Logistics segment total	$250.0	$260.0	$105.8
Corporate and Other
Regulatory			0.9
Sustaining maintenance			5.9
Growth projects			—
Other total	$13.0	$20.0	$6.8
Total capital spending	$500	$550	$319.0
(1) During the second quarter of 2026, we revised our 2026 full-year capital forecast to include a low and high range for each segment to better reflect the range of potential outcomes based on management's current estimates for the remainder of the year.
(2) Amounts exclude capitalized interest and internal labor costs of $24.9 million and $13.1 million in specialized project financing not included in the forecast.

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

65 |

Management's Discussion and Analysis
Cash Requirements
Long-Term Cash Requirements Under Contractual Obligations
Information regarding our known cash requirements under contractual obligations of the types described below as of June 30, 2026, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long-term debt and notes payable obligations	$8.5	$667.0	$265.1	$2,307.5	$3,248.1
Interest (1)	234.7	462.7	344.6	314.4	1,356.4
Operating lease commitments (2)	14.8	41.8	9.5	9.9	76.0
Purchase commitments (3)	984.2	—	—	—	984.2
Product financing agreements (4)	174.6	—	—	—	174.6
Transportation agreements (5)	173.2	272.9	199.8	155.5	801.4
Inventory intermediation obligation (6)	12.7	95.2	—	—	107.9
Retail Stores obligations (7)	8.6	17.2	11.7	2.6	40.1
Total	$1,611.3	$1,556.8	$830.7	$2,789.9	$6,788.7
(1) Expected interest payments on debt outstanding at June 30, 2026. Floating interest rate debt is calculated using June 30, 2026 rates. For additional information, see Note 9 to the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancellable terms in excess of one year as of June 30, 2026.
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
Refer to the cash flow section for our operating activities spend during the six months ended June 30, 2026. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity.
Refer to the 'Capital Spending' section for our capital expenditures for the six months ended June 30, 2026 and our anticipated cash requirements for planned capital expenditures for the full year 2026.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Changes in commodity prices (mainly crude oil and refined products) and interest rates are our primary sources of market risk. When we make the decision to manage our market exposure, our objective is generally to avoid losses from adverse price changes, realizing we will not obtain the gains of beneficial price changes.

66 |

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
The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are discussed separately below), as of June 30, 2026 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2026	2027	2028
Contracts not designated as hedging instruments:
Crude oil price swaps - long (1)	$(73.3)	10,249,000	7,424,000	1,600,000	1,225,000
Crude oil price swaps - short (1)	69.2	10,081,000	8,481,000	1,600,000	—
Crude oil options - long (1)	0.1	50,000	50,000	—	—
Crude oil options - short (1)	—	50,000	50,000	—	—
Inventory, refined product and crack spread swaps - long (1)	(1.2)	808,000	808,000	—	—
Inventory, refined product and crack spread swaps - short (1)	0.9	878,000	878,000	—	—
RINs commitment contracts - long (2)	0.7	15,460,000	15,460,000	—	—
Total	$(3.6)
(1) Volume in barrels.
(2) Volume in RINs.

Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $1,098.1 million as of June 30, 2026.
We help manage this risk through interest rate swap agreements that we may periodically enter into in order to modify the interest rate characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. We expect that any interest rate derivatives held will reduce our exposure to short-term interest rate movements. As of June 30, 2026, we had three floating-to-fixed interest rate derivative agreements in place for a notional amount of $200.0 million, which matures in May 2027, $500.0 million, which matures in November 2027 and $200.0 million, which matures in April 2028. The estimated fair value of our interest rate derivative positions was an asset of $0.5 million as of June 30, 2026.
The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt, after considering the interest rate swaps, outstanding as of June 30, 2026 would be to change interest expense by approximately $2.0 million.
We also have interest rate exposure in connection with our Inventory Intermediation Agreement under which we pay a time value of money charge based on SOFR.
Commodity Derivatives Trading Activities
From time to time, we enter into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, option contracts and futures contracts. These trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts are classified as held for trading and are recognized at fair value with changes in fair value recognized in the income statement. We had no outstanding trading commodity derivative contracts as of June 30, 2026.

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, in September 2025, our subsidiary Alon Refining Krotz Springs, Inc. (“Alon Krotz Springs”) filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit (the “D.C. Court of Appeals”) (case no. 25-1187, consolidated with No. 25-1197) challenging the EPA’s decision that the Krotz Springs refinery was ineligible for a small refinery exemption under the Clean Air Act’s Renewable Fuel Standard program for the 2024 compliance year. On April 7, 2026, the D.C. Court of Appeals ruled in favor of Alon Krotz Springs and the co-petitioner, holding that the EPA’s denial of the small refinery exemption applications was contrary to the plain language of the agency’s own 2014 Eligibility Regulation. The D.C. Court of Appeals vacated the EPA’s orders denying the exemption applications for the 2024 compliance year and remanded the matter to the EPA for further proceedings consistent with its opinion. On August 3, 2026 the EPA granted a full exemption with respect to the Krotz Springs refinery’s 2024 Renewable Fuel Standard obligations.
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
In addition, in May 2026, the Company filed a petition in the U.S. Court of Appeals for the D.C. Circuit challenging the EPA's final rule reallocating small refinery exemption volumes from prior compliance years into the annual Renewable Fuel Standard volume obligations for the 2026 and 2027 compliance years (the "Set 2 Rule"). We are one of numerous refining companies that are parties to this litigation. The petitions for review were recently filed, and the court has not yet entered a scheduling order.
Aside from the matters discussed above and disclosure updated in Note 12, there have been no material developments to the proceedings previously reported in our Annual Report on Form 10-K filed on February 27, 2026.
ITEM 1A. RISK FACTORS
There were no material changes during the six months ended June 30, 2026 to the risk factors identified in the Company’s fiscal 2025 Annual Report on Form 10-K with the exception of the following:
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

69 |

Other Information
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended June 30, 2026 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act (inclusive of all purchases that have settled as of June 30, 2026).

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 - April 30	—	$—	—	$464.2
May 1 - May 31	—	$—	—	$464.2
June 1 - June 30	442,893	$45.16	442,893	$444.2
Total	442,893	$—	442,893	N/A
(1) See further discussion in Note 18 to our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:

70 |

Other Information
On May 18, 2026, Avigal Soreq, Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement for the sale of up to 80,000 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is November 13, 2026.
On May 14, 2026, Ezra Uzi Yemin, Chairman of our Board of Directors, adopted a Rule 10b5-1 trading arrangement for the sale of up to 200,000 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is August 13, 2027.
On May 18, 2026, Mark Hobbs, Executive Vice President, Delek Logistics, adopted a Rule 10b5-1 trading arrangement for the sale of up to 20,000 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is August 17, 2027.
On June 5, 2026, Vicky Sutil, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement for the sale of up to 6,397 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is January 15, 2027.
Employment Agreement Amendment
On August 3, 2026, the Company entered into a Second Amendment to the Executive Employment Agreement, dated as of March 28, 2022, as amended by the First Amendment dated November 6, 2024 (the “Agreement”), by and between the Company and Avigal Soreq, President and Chief Executive Officer of Delek US Holdings, Inc. and President of Delek Logistics Partners, LP. The Second Amendment, which is effective as of July 1, 2026, revises the terms governing Mr. Soreq's compensation payable upon a Company-initiated termination following his notice of resignation, shortens the duration of his post-employment non-compete restriction, confirms his accelerated equity vesting rights upon a qualified retirement remain unaffected, and increases his annual base salary to $1,000,000, his target annual bonus to 150% of base salary, and his target annual long-term equity incentive award to $5.5 million.

ITEM 6. EXHIBITS

71 |

Exhibits

Exhibit No.		Description

10.1
Amendment No. 4 to Third Amended and Restated Credit Agreement, dated as of April 9, 2026, by and among Delek US Holdings, Inc., certain subsidiaries of the Delek US Holdings, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for each member of the Lender Group and the Bank Product Providers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2026).

10.2
Amendment No. 1 to Amended and Restated Term Loan Credit Agreement, dated as of May 15, 2026, by and among Delek US Holdings, Inc., certain subsidiaries of Delek US Holdings, Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent prior to giving effect to Amendment No.1, MUFG Bank, Ltd., as administrative agent after giving effect to Amendment No. 1, and U.S. Bank Trust Company, National Association, as collateral agent after giving effect to Amendment No. 1 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2026).

10.3	*	2026 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2026).

10.4	*	Form of RSU Award Agreement under the 2026 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 22, 2026).

10.5	*	Form of RSU Award Agreement for Directors under the 2026 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 22, 2026).

10.6	*	Form of PRSU Award Agreement under the 2026 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 22, 2026).

10.7	*
Form of Stock Appreciation Right Award Agreement under the 2026 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 21, 2026).

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

101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2026 and 2025 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement
#	Filed herewith
##	Furnished herewith

72 |

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delek US Holdings, Inc.

By:	/s/ Avigal Soreq
Avigal Soreq
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert Wright
Robert Wright
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 5, 2026

73 |