Form 10-Q
period 2026-09-30
Delek US Holdings, Inc.
filed 2026-11-06
CIK 1694426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At October 30, 2026, there were 60,614,153 shares of common stock, $0.01 par value, outstanding (excluding securities held by, or for the account of, the Company or its subsidiaries).

Table of Contents
Delek US Holdings, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2026

2 |

Financial Statements
Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Delek US Holdings, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,335.1	$625.8
Accounts receivable, net	1,006.4	648.7
Inventories, net of inventory valuation reserves	1,084.6	726.0
Other current assets	100.9	67.5
Total current assets	3,527.0	2,068.0
Property, plant and equipment:
Property, plant and equipment	6,007.3	5,586.9
Less: accumulated depreciation	(2,576.5)	(2,314.4)
Property, plant and equipment, net	3,430.8	3,272.5
Operating lease right-of-use assets	63.0	71.4
Goodwill	475.3	475.3
Other intangibles, net	396.2	405.7
Equity method investments	444.4	427.7
Other non-current assets	145.6	127.1
Total assets	$8,482.3	$6,847.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,741.3	$1,633.8
Current portion of long-term debt	8.5	9.5
Current portion of operating lease liabilities	27.6	27.2
Accrued expenses and other current liabilities	884.4	858.9
Total current liabilities	2,661.8	2,529.4
Non-current liabilities:
Long-term debt, net of current portion	3,381.3	3,223.6
Obligation under Inventory Intermediation Agreement	129.5	119.5
Environmental liabilities, net of current portion	30.3	31.1
Asset retirement obligations	37.6	34.0
Deferred tax liabilities	359.7	217.9
Operating lease liabilities, net of current portion	33.6	46.1
Other non-current liabilities	182.5	98.8
Total non-current liabilities	4,154.5	3,771.0
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 110,000,000 shares authorized, 78,167,026 shares and 77,357,447 shares issued at September 30, 2026, and December 31, 2025, respectively	0.8	0.8
Additional paid-in capital	1,305.5	1,290.9
Accumulated other comprehensive loss	(0.1)	—
Treasury stock, 17,575,527 shares, at cost, at September 30, 2026, and December 31, 2025, respectively	(694.1)	(694.1)
Retained earnings (deficit)	691.5	(311.1)
Non-controlling interests in subsidiaries	362.4	260.8
Total stockholders’ equity	1,666.0	547.3
Total liabilities and stockholders’ equity	$8,482.3	$6,847.7

See accompanying notes to the condensed consolidated financial statements

3 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$4,392.1	$2,887.0	$11,132.2	$8,293.5
Cost of sales:
Cost of materials and other	2,479.5	2,165.7	8,335.9	6,980.2
Operating expenses (excluding depreciation and amortization presented below)	226.4	227.8	666.4	648.7
Depreciation and amortization	106.7	95.8	315.5	278.4
Total cost of sales	2,812.6	2,489.3	9,317.8	7,907.3
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	2.2	3.5	6.7	7.0
General and administrative expenses	53.4	76.8	154.1	214.9
Depreciation and amortization	4.7	5.5	14.9	18.3
Asset impairment	—	16.3	—	16.3
Other operating expense (income), net	0.3	(0.1)	(3.3)	(6.7)
Total operating costs and expenses	2,873.2	2,591.3	9,490.2	8,157.1
Operating income (loss)	1,518.9	295.7	1,642.0	136.4
Interest expense, net	73.4	93.1	258.0	263.1
Income from equity method investments	(24.9)	(31.2)	(59.2)	(66.7)
Other expense (income), net	2.3	(1.2)	2.1	3.4
Total non-operating expenses, net	50.8	60.7	200.9	199.8
Income (loss) from continuing operations before income tax expense (benefit)	1,468.1	235.0	1,441.1	(63.4)
Income tax expense (benefit)	315.7	39.9	299.3	(11.0)
Income (loss) from continuing operations, net of tax	1,152.4	195.1	1,141.8	(52.4)
Discontinued operations:
Income (loss) from discontinued operations	—	(0.4)	(0.3)	(1.8)
Income tax expense (benefit)	—	(0.1)	(0.1)	(0.4)
Income (loss) from discontinued operations, net of tax	—	(0.3)	(0.2)	(1.4)
Net income (loss)	1,152.4	194.8	1,141.6	(53.8)
Net income attributed to non-controlling interests	18.6	16.8	39.6	47.3
Net income (loss) attributable to Delek	$1,133.8	$178.0	$1,102.0	$(101.1)
Basic income (loss) per share:
Income (loss) from continuing operations	$18.55	$2.96	$18.10	$(1.64)
Income (loss) from discontinued operations	—	—	—	(0.02)
Total basic income (loss) per share	$18.55	$2.96	$18.10	$(1.66)
Diluted income (loss) per share:
Income (loss) from continuing operations	$18.22	$2.93	$17.65	$(1.64)
Income (loss) from discontinued operations	—	—	—	(0.02)
Total diluted income (loss) per share	$18.22	$2.93	$17.65	$(1.66)
Weighted average common shares outstanding:
Basic	61,112,187	60,190,054	60,897,333	60,930,537
Diluted	62,223,976	60,944,900	62,463,844	60,930,537

See accompanying notes to the condensed consolidated financial statements

4 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$1,152.4	$194.8	$1,141.6	$(53.8)

Comprehensive income (loss)	$1,152.4	$194.8	$1,141.6	$(53.8)
Comprehensive income attributable to non-controlling interest	18.6	16.8	39.6	47.3
Comprehensive income (loss) attributable to Delek	$1,133.8	$178.0	$1,102.0	$(101.1)
See accompanying notes to the condensed consolidated financial statements

5 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(In millions, except share and per share data)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2026	78,774,745	$0.8	$1,267.6	$—	$(387.8)	(17,575,527)	$(694.1)	$236.2	$422.7
Net income (loss)	—	—	—	—	1,133.8	—	—	18.6	1,152.4
Common stock dividends ($0.255 per share)	—	—	—	—	(15.6)	—	—	—	(15.6)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(22.4)	(22.4)
Equity-based compensation expense	—	—	6.2	—	—	—	—	0.8	7.0
Delek Logistics equity offering and related adjustments	—	—	71.2	—	—	—	—	129.5	200.7
Repurchase of common stock	(695,410)	—	(11.2)	—	(38.8)	—	—	—	(50.0)
Purchase of capped call transactions, net of tax	—	—	(26.9)	—	—	—	—	—	(26.9)
Taxes paid due to the net settlement of equity-based compensation	—	—	(2.3)	—	—	—	—	(0.4)	(2.7)
Exercise of equity-based awards	71,470	—	—	—	—	—	—	—	—
Other	16,221	—	0.9	(0.1)	(0.1)	—	—	0.1	0.8
Balance at September 30, 2026	78,167,026	$0.8	$1,305.5	$(0.1)	$691.5	(17,575,527)	$(694.1)	$362.4	$1,666.0

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2025	78,002,696	$0.8	$1,243.3	$(4.2)	$(519.8)	(17,575,527)	$(694.1)	$268.9	$294.9
Net income (loss)	—	—	—	—	178.0	—	—	16.8	194.8
Common stock dividends ($0.255 per share)	—	—	—	—	(15.3)	—	—	—	(15.3)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(21.9)	(21.9)
Equity-based compensation expense	—	—	7.4	—	—	—	—	0.6	8.0
Repurchase of common stock	(559,933)	—	(9.0)	—	(6.0)	—	—	—	(15.0)
Taxes paid due to the net settlement of equity-based compensation	—	—	(0.9)	—	—	—	—	(0.4)	(1.3)
Exercise of equity-based awards	82,161	—	—	—	—	—	—	—	—
Other	42,293	—	0.7	—	—	—	—	(0.1)	0.6
Balance at September 30, 2025	77,567,217	$0.8	$1,241.5	$(4.2)	$(363.1)	(17,575,527)	$(694.1)	$263.9	$444.8

6 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
(In millions, except share and per share data)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	77,357,447	$0.8	$1,290.9	$—	$(311.1)	(17,575,527)	$(694.1)	$260.8	$547.3
Net income (loss)	—	—	—	—	1,102.0	—	—	39.6	1,141.6
Common stock dividends ($0.765 per share)	—	—	—	—	(46.8)	—	—	—	(46.8)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(66.7)	(66.7)
Equity-based compensation expense	—	—	19.3	—	—	—	—	2.2	21.5
Delek Logistics equity offering and related adjustments	—	—	71.2	—	—	—	—	129.5	200.7
Repurchase of common stock	(1,138,303)	—	(18.4)	—	(51.6)	—	—	—	(70.0)
Purchase of capped call transactions, net of tax	—	—	(26.9)	—	—	—	—	—	(26.9)
Taxes paid due to the net settlement of equity-based compensation	—	—	(35.0)	—	—	—	—	(1.5)	(36.5)
Exercise of equity-based awards	1,863,520	—	—	—	—	—	—	—	—
Other	84,362	—	4.4	(0.1)	(1.0)	—	—	(1.5)	1.8
Balance at September 30, 2026	78,167,026	$0.8	$1,305.5	$(0.1)	$691.5	(17,575,527)	$(694.1)	$362.4	$1,666.0

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock		Non-Controlling Interest in Subsidiaries	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	80,127,994	$0.8	$1,215.9	$(4.1)	$(205.7)	(17,575,527)	$(694.1)	$262.4	$575.2
Net income (loss)	—	—	—	—	(101.1)	—	—	47.3	(53.8)
Common stock dividends ($0.765 per share)	—	—	—	—	(46.7)	—	—	—	(46.7)
Equity-based compensation expense	—	—	21.1	—	—	—	—	1.5	22.6
Distributions to non-controlling interests	—	—	—	—	—	—	—	(65.2)	(65.2)
Issuance of Delek Logistics common units for Gravity Acquisition, net of tax	—	—	55.4	—	—	—	—	20.9	76.3
Taxes paid due to the net settlement of equity-based compensation	—	—	(4.5)	—	—	—	—	(1.1)	(5.6)
Repurchase of common stock	(3,254,403)	—	(50.5)	—	(8.9)	—	—	—	(59.4)
Exercise of equity-based awards	558,645	—	—	—	—	—	—	—	—
Other	134,981	—	4.1	(0.1)	(0.7)	—	—	(1.9)	1.4
Balance at September 30, 2025	77,567,217	$0.8	$1,241.5	$(4.2)	$(363.1)	(17,575,527)	$(694.1)	$263.9	$444.8

See accompanying notes to the condensed consolidated financial statements

7 |

Financial Statements

Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$1,141.6	$(53.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	330.4	296.7
Non-cash lease expense	17.8	31.9
Deferred income taxes	133.5	(13.7)
Asset impairment	—	16.3
Income from equity method investments	(59.2)	(66.7)
Dividends from equity method investments	34.2	27.9
Non-cash lower of cost or market/net realizable value adjustment	(8.1)	39.2
Loss on extinguishment of debt	23.5	—
Equity-based and non-cash compensation expense	21.5	65.6
Loss (income) from discontinued operations	0.2	1.4
Other	16.5	13.7
Changes in assets and liabilities:
Accounts receivable	(352.1)	(39.6)
Inventories and other current assets	(345.1)	58.7
Fair value of derivatives	69.0	(15.2)
Accounts payable and other current liabilities	272.4	(235.9)
Obligation under Inventory Intermediation Agreements	10.0	(77.5)
Non-current assets and liabilities, net	(14.5)	(14.6)
Cash provided by (used in) operating activities - continuing operations	1,291.6	34.4
Cash (used in) provided by operating activities - discontinued operations	(0.2)	(1.4)
Net cash provided by (used in) operating activities	1,291.4	33.0
Cash flows from investing activities:
Business combination, net of cash acquired	—	(181.2)
Distributions from equity method investments	8.3	12.1
Purchases of property, plant and equipment	(472.8)	(409.5)
Purchases of intangible assets	(12.2)	(9.0)
Proceeds from sale of property, plant and equipment	0.2	5.1
Insurance and settlement proceeds	—	10.3
Other	(6.5)	(8.8)
Net cash used in investing activities	(483.0)	(581.0)
Cash flows from financing activities:
Proceeds from long-term revolvers	6,833.3	7,526.7
Payments on long-term revolvers	(7,045.2)	(7,805.3)
Proceeds from term debt	2,110.0	700.0
Payments on term debt	(1,723.6)	(7.1)
Proceeds from product and other financing agreements	749.1	1,703.7
Repayments of product and other financing agreements	(926.1)	(1,486.9)
Repurchase of common stock	(70.0)	(59.4)
Distribution to non-controlling interest	(66.7)	(65.2)
Purchase of capped call transactions	(34.3)	—
Delek Logistics equity offerings and related adjustments	220.2	—
Dividends paid	(46.8)	(46.7)
Deferred financing costs paid	(44.7)	(10.9)
Other	(54.3)	(5.6)
Net cash (used in) provided by financing activities	(99.1)	443.3
Net increase (decrease) in cash and cash equivalents	709.3	(104.7)
Cash and cash equivalents at the beginning of the period	625.8	735.6
Cash and cash equivalents at the end of the period	1,335.1	630.9
Delek US Holdings, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (Continued)
(In millions)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest, net of capitalized interest of $9.3 million and $9.6 million in the 2026 and 2025 periods, respectively	$234.5	259.7
Income taxes, net of refunds	$67.3	$1.0
Non-cash investing activities:
Delek Logistics common units issued in connection with Gravity Acquisition	$—	$91.5
Increase (decrease) in accrued capital expenditures	$(17.6)	$(22.3)
Non-cash financing activities:
Non-cash lease liability arising from obtaining right-of-use assets during the period	$18.1	$47.3
Non-cash right of use asset decrease due to lease termination during the period	$—	$(1.7)

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
ASU 2025-12, Codification Improvements
In December 2025, the FASB issued ASU 2025-12 Codification Improvements ("ASU 2025-12"). This update addresses suggestions received from stakeholders regarding the Accounting Standards Codification ("ASC" or "Codification") and makes other incremental improvements to GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260, Earnings Per Share, retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The adoption of ASU 2025-12 will not affect our financial position or our results of operations, but could impact disclosures.
ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270) Narrow-Scope Improvements ("ASU 2025-11"), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to Topic 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosure requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The adoption of ASU 2025-11 will not affect our financial position or our results of operations, but could simplify disclosures.

9 |

Notes to Condensed Consolidated Financial Statements (unaudited)
ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a VIE
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a VIE ("ASU 2025-03"). This standard clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively to acquisitions after the adoption date. The adoption of ASU 2025-03 will not affect our financial position or our results of operations, but could impact future business combinations.
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
Customer relationships were valued using the income approach, with essential assumptions including projected revenues from these relationships, attrition rates, operating margins and discount rates.
The fair values discussed above were based on significant inputs that are not observable in the market, and therefore, represent Level 3 measurements. See Note 11 for further information. For all other current assets and payables, their fair values were considered equivalent to their carrying amounts due to their short-term nature.

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

11 |

Notes to Condensed Consolidated Financial Statements (unaudited)
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
Business Segment Operating Performance
The following is a summary of business segment operating performance as measured by EBITDA attributable to Delek for the period indicated (in millions):

12 |

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2026
	Refining	Logistics	Total
Net revenues (excluding intercompany fees and revenues)	$4,203.8	$188.3	$4,392.1
Inter-segment fees and revenues	116.3	184.2	300.5
Total segment revenues	$4,320.1	$372.5	$4,692.6
Elimination of inter-segment revenue			(300.5)
Total consolidated revenues			$4,392.1

Cost of materials and other	2,833.9	227.5
Operating expenses	159.7	46.7
General and administrative expenses	4.1	5.9
Proportional EBITDA of equity-method investments	(4.9)	(26.6)
Other segment items(3)	0.1	0.4
Segment EBITDA attributable to Delek	$1,327.2	$118.6	$1,445.8

Reconciling items to net income (loss) attributable to Delek
Corporate expenses (income), eliminations and other (1)			(195.1)
Proportional interest, taxes, depreciation and amortization of equity-method investments			6.6
Depreciation and amortization			111.4
Interest expense, net			73.4
Income tax expense (benefit)			315.7
Net income (loss) attributable to Delek			$1,133.8

	Three Months Ended September 30, 2026
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Depreciation and amortization	$71.3	$41.4	$(1.3)	$111.4
Interest expense, net	$33.5	$26.2	$13.7	$73.4
Income from equity method investments	$(4.3)	$(20.6)	$—	$(24.9)
Capital spending (2)	$35.9	$54.6	$7.7	$98.2

13 |

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2025
	Refining	Logistics	Total
Net revenues (excluding intercompany fees and revenues)	$2,756.7	$130.3	$2,887.0
Inter-segment fees and revenues	85.4	131.0	216.4
Total segment revenues	$2,842.1	$261.3	$3,103.4
Elimination of inter-segment revenue			(216.4)
Total consolidated revenues			$2,887.0

Cost of materials and other	2,225.4	129.8
Operating expenses	159.0	43.8
General and administrative expenses	2.9	4.5
Proportional EBITDA of equity-method investments	(9.8)	(28.5)
Other segment items(3)	—	3.1
Segment EBITDA attributable to Delek	$464.6	$108.6	$573.2

Reconciling items to net income (loss) attributable to Delek
Corporate expenses, eliminations and other (1)			153.8
Proportional interest, taxes, depreciation and amortization of equity-method investments			7.1
Depreciation and amortization			101.3
Interest expense, net			93.1
Income tax expense (benefit)			39.9
Net income (loss) attributable to Delek			$178.0

	Three Months Ended September 30, 2025
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Depreciation and amortization	$66.9	$37.9	$(3.5)	$101.3
Interest expense, net	$50.5	$21.3	$21.3	$93.1
Income from equity method investments	$(9.3)	$(21.9)	$—	$(31.2)
Capital spending (2)	$33.2	$49.7	$7.7	$90.6

14 |

Notes to Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2026
	Refining	Logistics	Total
Net revenues (excluding intercompany fees and revenues)	$10,633.2	$499.0	$11,132.2
Inter-segment fees and revenues	373.4	555.7	929.1
Total segment revenues	$11,006.6	$1,054.7	$12,061.3
Elimination of inter-segment revenue			(929.1)
Total consolidated revenues			$11,132.2

Cost of materials and other	8,584.2	635.1
Operating expenses	466.0	137.1
General and administrative expenses	10.5	13.4
Proportional EBITDA of equity-method investments	(14.3)	(65.6)
Other segment items(3)	(2.2)	1.2
Segment EBITDA attributable to Delek	$1,962.4	$333.5	$2,295.9

Reconciling items to net income (loss) attributable to Delek
Corporate expenses, eliminations and other (1)			285.5
Proportional interest, taxes, depreciation and amortization of equity-method investments			20.7
Depreciation and amortization			330.4
Interest expense, net			258.0
Income tax expense (benefit)			299.3
Net income (loss) attributable to Delek			$1,102.0

	Nine Months Ended September 30, 2026
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Depreciation and amortization	$213.2	$121.1	$(3.9)	$330.4
Interest expense, net	$117.8	$93.1	$47.1	$258.0
Income from equity method investments	$(12.5)	$(46.7)	$—	$(59.2)
Capital spending (2)	$262.1	$165.3	$27.8	$455.2

15 |

Notes to Condensed Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2025
	Refining	Logistics	Total
Net revenues (excluding intercompany fees and revenues)	$7,907.3	$386.2	$8,293.5
Inter-segment fees and revenues	259.9	371.4	631.3
Total segment revenues	$8,167.2	$757.6	$8,924.8
Elimination of inter-segment revenue			(631.3)
Total consolidated revenues			$8,293.5

Cost of materials and other	7,174.8	378.2
Operating expenses	467.6	122.9
General and administrative expenses	9.7	22.3
Proportional EBITDA of equity-method investments	(26.6)	(62.4)
Other segment items(3)	(3.4)	(0.8)
Segment EBITDA attributable to Delek	$545.1	$297.4	$842.5

Reconciling items to net income (loss) attributable to Delek
Corporate expenses, eliminations and other (1)			372.9
Proportional interest, taxes, depreciation and amortization of equity-method investments			21.9
Depreciation and amortization			296.7
Interest expense, net			263.1
Income tax expense (benefit)			(11.0)
Net income (loss) attributable to Delek			$(101.1)

	Nine Months Ended September 30, 2025
	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Depreciation and amortization	$205.3	$99.0	$(7.6)	$296.7
Interest expense, net	$129.6	$58.0	$75.5	$263.1
Income from equity method investments	$(24.5)	$(42.6)	$0.4	$(66.7)
Capital spending (excluding business combinations) (2)	$129.7	$240.8	$16.7	$387.2
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

16 |

Notes to Condensed Consolidated Financial Statements (unaudited)
4. Earnings (Loss) Per Share
Basic earnings (loss) per share (or "EPS") is computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted EPS is computed by dividing net income (loss), adjusted for changes in income resulting from the assumed settlement of dilutive equity instruments, by the diluted weighted average common shares outstanding. For all periods presented, outstanding equity-based compensation awards are included in the diluted EPS calculation when dilutive, including those disclosed in Note 17 to these condensed consolidated financial statements. Awards indexed to our common stock are generally dilutive when the market price of the underlying common stock exceeds the exercise price.
The dilutive impact of the Delek 2031 Convertible Notes, issued on September 29, 2026, (refer to Note 9 for further information) is calculated using the if converted method. The Convertible Notes require the principal amount to be settled in cash, with any amount in excess of the conversion price paid in cash or shares of the Company’s common stock. Because the average market price of the Company’s common stock did not exceed the conversion price of the notes during the periods presented, there were no incremental shares associated with the conversion premium included in the calculation of diluted earnings per share.
The following table sets forth the computation of basic and diluted earnings per share.

(In millions, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Numerator for EPS - continuing operations
Net income (loss) from continuing operations	$1,152.4	$195.1	$1,141.8	$(52.4)
Less: Income from continuing operations attributed to non-controlling interests	18.6	16.8	39.6	47.3
Numerator for basic and diluted EPS from continuing operations attributable to Delek	$1,133.8	$178.3	$1,102.2	$(99.7)

Numerator for EPS - discontinued operations
Income (loss) from discontinued operations	$—	$(0.4)	$(0.3)	$(1.8)
Less: Income tax expense (benefit)	—	(0.1)	(0.1)	(0.4)
Income (loss) from discontinued operations, net of tax	$—	$(0.3)	$(0.2)	$(1.4)

Denominator:
Weighted average common shares outstanding (denominator for basic EPS)	61,112,187	60,190,054	60,897,333	60,930,537
Dilutive effect of stock-based awards	1,111,789	754,846	1,566,511	—
Weighted average common shares outstanding, assuming dilution (denominator for diluted EPS)	62,223,976	60,944,900	62,463,844	60,930,537

EPS:
Basic income (loss) per share:
Income (loss) from continuing operations	$18.55	$2.96	$18.10	$(1.64)
Income (loss) from discontinued operations	—	—	—	(0.02)
Total basic income (loss) per share	$18.55	$2.96	$18.10	$(1.66)
Diluted income (loss) per share:
Income (loss) from continuing operations	$18.22	$2.93	$17.65	$(1.64)
Income (loss) from discontinued operations	—	—	—	(0.02)
Total diluted income (loss) per share	$18.22	$2.93	$17.65	$(1.66)

The following equity instruments were excluded from the diluted weighted average common shares outstanding because their effect would be anti-dilutive:
Antidilutive stock-based compensation (because average share price is less than exercise price)	5,599	895,945	162,182	2,127,024
Antidilutive due to loss	—	—	—	494,985
Total antidilutive stock-based compensation	5,599	895,945	162,182	2,622,009

17 |

Notes to Condensed Consolidated Financial Statements (unaudited)
5. Delek Logistics
Delek Logistics is a publicly traded limited partnership formed by Delek in 2012 that owns and operates crude oil, refined products and natural gas logistics and marketing assets as well as water disposal and recycling assets. As of September 30, 2026, we owned a 58.0% interest in Delek Logistics, consisting of 33,508,831 common limited partner units and the non-economic general partner interest. The remaining limited partner interests are reflected in net income attributable to non-controlling interest in the accompanying condensed consolidated statements of income and in non-controlling interest in subsidiaries in the accompanying condensed consolidated balance sheets.
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
Common Units
On August 14, 2026, Delek Logistics completed a public offering of its common units in which it sold 4,600,000 common units (including an overallotment option of 600,000 common units) to the underwriters of the offering at a price to the public of $50.00 per unit. Net proceeds of the offering were used to repay outstanding borrowings under the Delek Logistics Revolving Facility. As a result of the offering the Company's ownership interest in Delek Logistics was reduced from approximately 63.0% to 58.0%. As the Company continues to consolidate Delek Logistics in its financial results, the change in ownership interest was accounted for as an equity transaction, resulting in a $71.2 million increase in additional paid-in capital, net of a $19.5 million deferred tax adjustment.
On February 24, 2025, we entered into a Common Unit Purchase Agreement with Delek Logistics (the “Common Unit Purchase Agreement”) pursuant to which Delek Logistics may repurchase common units from time to time from us in one or more transactions for an aggregate purchase price of up to $150.0 million through December 31, 2026 (each such repurchase, a “Repurchase”). The purchase price per common unit in each Repurchase will equal the 30-day volume-weighted average price of the common units at the close of trading on the day prior to the applicable closing date, subject to certain limitations set forth in the Common Unit Purchase Agreement. During the nine months ended September 30, 2025, 243,075 common units were repurchased from us and cancelled at the time of the transaction for an aggregate consideration of $10.0 million. No common units were repurchased for the nine months ended September 30, 2026. As of September 30, 2026, there was $140.0 million of authorization remaining under the Common Unit Purchase Agreement.

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

	As of September 30, 2026	As of December 31, 2025
ASSETS
Cash and cash equivalents	$49.0	$10.9
Accounts receivable	115.7	114.5
Accounts receivable from related parties	258.7	216.6
Lease receivable - affiliate	39.0	36.4
Inventory	26.6	17.9
Other current assets	5.3	4.4
Property, plant and equipment, net	1,500.5	1,424.0
Equity method investments	345.9	340.1
Operating lease right-of-use assets	8.0	11.7
Goodwill	12.2	12.2
Intangible assets, net	364.6	370.5
Net investment in leases - affiliate	153.8	185.7
Other non-current assets	42.6	34.4
Total assets	$2,921.9	$2,779.3
LIABILITIES AND EQUITY
Accounts payable	$508.5	$292.9
Current portion of operating lease liabilities	1.8	3.0
Accrued expenses and other current liabilities	68.8	60.6
Long-term debt, net of current portion	2,125.6	2,344.4
Asset retirement obligations	27.3	24.3
Operating lease liabilities, net of current portion	2.1	3.6
Other non-current liabilities	48.2	44.4
Equity	139.6	6.1
Total liabilities and equity	$2,921.9	$2,779.3

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
Distributions received are first applied to service the debt of W2W Holdings LLC's wholly owned finance subsidiary, with any excess distributed to the W2W Holdings LLC members in accordance with the W2W Holdings LLC Agreement and its debt agreements. Member obligations under the W2W Holdings LLC Agreement are guaranteed by the respective parent entities of each member.
As of September 30, 2026, other than for the guarantee of member obligations as described above, we have no other guarantees with or to W2W Holdings LLC, or any third-party associated with its contracted work. Delek Logistics' maximum exposure to any losses incurred by W2W Holdings LLC is limited to its investment. Delek Logistics did not provide any financial support to equity method investments that it was not contractually obligated to provide during the three and nine months ended September 30, 2026 and 2025.
As of September 30, 2026, and December 31, 2025, Delek Logistics' W2W Holdings LLC investment balance totaled $129.6 million and $116.4 million, respectively.

19 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Delek Logistics has a 33% membership interest in Red River Pipeline Company LLC (“Red River”), a joint venture operated with Plains Pipeline, L.P., which owns and operates a crude oil pipeline running from Cushing, Oklahoma to Longview, Texas. As of September 30, 2026, and December 31, 2025, Delek's investment balance in Red River totaled $128.2 million and $132.1 million, respectively.
In addition, Delek Logistics has two other pipeline joint ventures in which it owns a 50% membership interest in the entity formed with an affiliate of Plains All American Pipeline, L.P. to operate one of these pipeline systems and a 33% membership interest in Andeavor Logistics Rio Pipeline LLC which operates the other pipeline system. As of September 30, 2026, and December 31, 2025, Delek Logistics' investment balance in these joint ventures was $88.1 million and $91.6 million, respectively.
Other Investments
In addition to our pipeline joint ventures, we hold a 50% interest in a joint venture that owns asphalt terminals located in the southwestern region of the U.S., as well as a 50% interest in a joint venture that owns, operates and maintains a terminal consisting of an ethanol unit train facility with an ethanol tank in Arkansas. As of September 30, 2026, and December 31, 2025, Delek's investment balances in these joint ventures were $98.5 million and $87.6 million, respectively. These investments are reported within the Refining segment.
7. Inventory
Crude oil feedstocks, refined products, blendstocks and asphalt inventory for all of our operations are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value.
The following table presents the components of inventory for each period presented (in millions):

	Titled Inventory	Inventory Intermediation Agreement (1)	Total
September 30, 2026
Feedstocks, raw materials and supplies	$461.7	$76.0	$537.7
Refined products and blendstock	472.2	74.7	546.9
Total	$933.9	$150.7	$1,084.6

December 31, 2025
Feedstocks, raw materials and supplies	$243.0	$38.0	$281.0
Refined products and blendstock	370.7	74.3	445.0
Total	$613.7	$112.3	$726.0
(1) Refer to Note 8 - Inventory Intermediation Obligations for further information.

As of September 30, 2026 and December 31, 2025, inventory balances included pre-tax inventory valuation reserves of a nominal amount and $1.6 million, respectively. The related change in these reserves resulted in a net reduction (increase) to cost of materials and other in the accompanying condensed consolidated statements of income of $2.8 million and $1.6 million for the three and nine months ended September 30, 2026, respectively, and $0.3 million and $0.2 million for the three and nine months ended September 30, 2025, respectively.

20 |

Notes to Condensed Consolidated Financial Statements (unaudited)
8. Inventory Intermediation Obligations
The following table summarizes our outstanding obligations under our Inventory Intermediation Agreement (as defined below) (in millions):

	As of September 30, 2026	As of December 31, 2025
Obligations under Inventory Intermediation Agreement
Obligations related to Base Layer Volumes	$129.5	$119.5
Current portion	—	—
Total obligations under Inventory Intermediation Agreement	$129.5	$119.5
Other payable for monthly activity true-up	$11.5	$3.4

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net fees and expenses:
Inventory intermediation fees	$10.0	$7.2	$27.8	$28.7
Interest expense, net	$6.8	$13.5	$22.8	$39.1

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
As of September 30, 2026, and December 31, 2025, the volumes subject to the Inventory Intermediation Agreement totaled 1.6 million and 1.8 million barrels, respectively, including Base Layer Volumes associated with our non-current inventory intermediation obligation. As of September 30, 2026, and December 31, 2025, we had letters of credit outstanding of $70.0 million and $250.0 million, respectively, supporting the Inventory Intermediation Agreement.

21 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Gains (losses) related to changes in fair value due to commodity-index price are recorded as a component of cost of materials and other in the condensed consolidated statements of income. With respect to the repurchase obligation, we recognized gains (losses) attributable to changes in the fair value due to commodity-index price totaling $(62.6) million and $(64.0) million during the three and nine months ended September 30, 2026, respectively, and $(0.3) million and $29.7 million during the three and nine months ended September 30, 2025, respectively. See Note 11 for discussion of gains and losses recognized from changes in fair value.
9. Long-Term Obligations
Outstanding borrowings under debt instruments are as follows (in millions):

	September 30, 2026	December 31, 2025
Delek Term Loan Credit Facility	$847.9	$921.5
Delek 2031 Convertible Notes	460.0	—
Delek Logistics Revolving Facility	—	211.8
Delek Logistics 2028 Notes	—	400.0
Delek Logistics 2029 Notes	650.0	1,050.0
Delek Logistics 2033 Notes	700.0	700.0
Delek Logistics 2034 Notes	800.0	—
Principal amount of long-term debt	3,457.9	3,283.3
Less: Unamortized discount and premium and deferred financing costs	68.1	50.2
Total debt, net of unamortized discount and premium and deferred financing costs	3,389.8	3,233.1
Less: Current portion of long-term debt	8.5	9.5
Long-term debt, net of current portion	$3,381.3	$3,223.6

Delek Term Loan Credit Facility
On November 18, 2022, Delek entered into an amended and restated term loan credit agreement (the "Delek Term Loan Credit Facility") providing for a senior secured term loan facility with an initial principal of $950.0 million at a discount of 4.00%. As originally in effect, repayment terms include quarterly principal payments of $2.4 million with the balance of principal due on November 19, 2029. At Delek’s option, borrowings bear interest at either the Adjusted Term Secured Overnight Financing Rate ("SOFR") or base rate as defined by the agreement, plus an applicable margin of 2.50% per annum with respect to base rate borrowings and 3.50% per annum with respect to SOFR borrowings. These terms were modified by Amendment No. 1, as described below.
On May 15, 2026, Delek entered into an amendment (“Amendment No. 1”) to the Delek Term Loan Credit Facility, using proceeds and available cash to refinance its existing term loan facility. As a result, the outstanding principal balance was reduced to $850.0 million. Amendment No. 1, among other modifications, (i) extended the maturity of the Delek Term Loan Credit Facility to May 15, 2032, (ii) reduced the rate of interest on borrowings, at the Company’s election, to either term SOFR plus 300 basis points or base rate plus 200 basis points, and (iii) permits up to $750.0 million in incremental loans subject to certain restrictions.
At September 30, 2026, and December 31, 2025, the weighted average borrowing rate was approximately 6.84% and 7.08%, respectively. The effective interest rate was 7.77% as of September 30, 2026.
Delek 2031 Convertible Notes
On September 29, 2026, Delek issued $460.0 million 0.00% Convertible Senior Notes due November 1, 2031, (the "Delek 2031 Convertible Notes" or "Convertible Notes"). Net proceeds in part were used to fund capped call transactions and will be used for general corporate purposes including partial repayment of the Delek Term Loan Credit Facility. The Delek 2031 Convertible Notes are senior unsecured obligations of the Company, bear no regular interest, carry a fixed principal that will not accrete, and are fully and unconditionally guaranteed by each subsidiary that guarantees the Delek Term Loan Credit Facility and asset-based revolving credit facility. They are convertible into shares of the Company's common stock at an initial rate of 11.7219 shares per $1,000 principal amount, equivalent to an initial conversion price of approximately $85.31 per share, subject to adjustment. The Convertible Notes require the principal amount to be settled in cash, with any amount in excess of the conversion price paid in cash or shares of the Company’s common stock.
Under the terms of the indenture, prior to August 1, 2031, holders may convert all or a portion of the Delek 2031 Convertible Notes only under the following circumstances:

22 |

Notes to Condensed Consolidated Financial Statements (unaudited)
•at any time during the 30 consecutive trading day period beginning on, and including, the 21st trading day of any fiscal quarter commencing after the fiscal quarter ending on December 31, 2026, if the last reported sale price of the Company’s common stock is greater than or equal to 150% of the conversion price for each of at least five trading days (whether or not consecutive) during the first 20 consecutive trading days of such fiscal quarter;
•during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock, and the conversion rate on each such trading day;
•if the Company calls such Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Convertible Notes called (or deemed called) for redemption; or
•upon the occurrence of certain corporate events, as specified in the Indenture.
As of September 30, 2026, none of the conditions allowing for the holders of the Convertible Notes to convert have been met.
Holders may convert their Convertible Notes, in multiples of $1,000 principal amount, at their option at any time on or after August 1, 2031, and prior to the close of business on the second scheduled trading day immediately preceding the November 1, 2031, maturity date. Additionally, the Company may redeem the Convertible Notes on or after November 6, 2029, if certain stock price conditions are met. Upon a fundamental change, as defined in the indenture, holders may require repurchase at 100% of principal plus accrued interest. Upon certain events of default, 100% of the principal of and accrued and unpaid interest, if any, on the Convertible Notes will automatically become due and payable.
In relation to this offering, we recorded $12.1 million of debt issuance costs which are being amortized over the term of the Delek 2031 Convertible Notes and included in interest expense, net in the condensed consolidated statements of income.
Capped Call Transactions
In connection with the issuance of the Delek 2031 Convertible Notes, the Company entered into capped call transactions with certain financial institutions at a cost of approximately $34.3 million. The capped call transactions relate to the number of shares of common stock initially underlying the Delek 2031 Convertible Notes and are intended to reduce the potential dilution upon conversion and/or offset cash payments in excess of the principal, subject to an initial cap price of approximately $117.09 per share. As the capped call transactions met the criteria for equity classification under ASC 815, the costs paid for the capped call transactions were recorded as a reduction to additional paid-in capital within stockholders’ equity, net of the related deferred tax assets associated with future tax deductions, on our condensed consolidated balance sheets. The capped call transactions are separate from the Delek 2031 Convertible Notes and do not affect the rights of the noteholders.
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

23 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Delek Logistics Revolving Facility
On March 26, 2026, Delek Logistics entered into a credit agreement (the “New Credit Agreement”) that provides for revolving commitments up to $1,300.0 million in the aggregate with a sublimit up to $150.0 million for letters of credit and up to $50.0 million for swing line loans (the “Delek Logistics Revolving Facility”). The Delek Logistics Revolving Facility replaced Delek Logistics’ previous revolving credit facility and term loan facility under the Fourth Amended and Restated Credit Agreement (the "Prior Credit Agreement") and proceeds were used to pay all outstanding balances of the Prior Credit Agreement. In connection with the New Credit Agreement, Delek Logistics recorded $10.2 million of debt issuance costs, which are being amortized over the term of the Delek Logistics Revolving Facility. In addition, Delek Logistics recognized a loss on extinguishment of debt of $1.6 million related to the write-off of unamortized deferred issuance costs associated with the Prior Credit Agreement. which is recorded in interest expense, net in the accompanying condensed consolidated statements of income.The maturity date for the Delek Logistics Revolving Facility is the earliest of (i) March 26, 2031, (ii) the date that is 180 days prior to the earliest maturity date of the Delek Logistic 2029 Notes (as defined below) to the extent that on such date, no less than $500.0 million of aggregate principal amount of these notes remains outstanding, and (iii) such date on which the Delek Logistics Revolving Credit Commitments (as defined in the New Credit Agreement) are terminated in whole due to voluntary termination or certain events of default.
Borrowings under the Delek Logistics Revolving Facility bear interest at either (i) a base rate (equal to the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, Term SOFR for a one-month interest period plus 1.00%, and 1.00%) plus an applicable margin ranging from 0.50% to 1.50% per annum, or (ii) a term SOFR-based tranche rate (subject to a 0.00% floor) plus an applicable margin ranging from 1.50% to 2.50% per annum, in each case depending on the Delek Logistics' Total Leverage Ratio (as defined in the New Credit Agreement). Swing loans bear interest at the base rate plus the applicable margin for base rate loans.
The New Credit Agreement contains affirmative and negative covenants and events of default which Delek Logistics considers customary and are similar to, but allow additional flexibility to Delek Logistics and its restricted subsidiaries as compared with, those in the Prior Credit Agreement.
Available capacity and amounts outstanding for each of our revolving credit facilities as of September 30, 2026 are shown below (in millions):

	Total Capacity	Outstanding Borrowings	Outstanding Letters of Credit	Available Capacity	Maturity Date
Delek Revolving Credit Facility (1)	$1,250.0	$—	$138.4	$1,111.6	April 9, 2031
Delek Logistics Revolving Facility (2)	$1,300.0	$—	$—	$1,300.0	March 26, 2031

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

(2) Total capacity includes letters of credit up to $150.0 million and $50.0 million for swing line loans. Unused revolving commitments under the Delek Logistics Revolving Facility incur a commitment fee that ranges from 0.30% to 0.50% per annum depending on the Delek Logistics' Total Leverage Ratio. As of December 31, 2025, the weighted average interest rate was 6.58%, based on the previous credit facility. There were no outstanding borrowings as of September 30, 2026

24 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Delek Logistics 2034 Notes
On May 14, 2026, Delek Logistics and its wholly owned subsidiary Delek Logistics Finance Corp. (“Finance Corp.” and together with Delek Logistics, the “Co-issuers”), sold $800.0 million in aggregate principal amount of the Co-issuers 6.875% senior notes due 2034 (the “Delek Logistics 2034 Notes”). Net proceeds were used to redeem the Delek Logistics 2028 Notes (as defined below) including accrued interest and a portion of the Delek Logistics 2029 Notes (as defined below) including accrued interest.
The Delek Logistics 2034 Notes are general unsecured senior obligations of the Co-issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by the Delek Logistics’ subsidiaries other than Finance Corp. and will be unconditionally guaranteed on the same basis by certain of Delek Logistics' future subsidiaries. The Delek Logistics 2034 Notes rank equal in right of payment with all existing and future senior indebtedness of the Co-issuers, and senior in right of payment to any future subordinated indebtedness of the Co-issuers. The Delek Logistics 2034 Notes will mature on June 1, 2034, and interest is payable semi-annually in arrears on each June 1 and December 1.
At any time prior to June 1, 2029, the Co-issuers may redeem up to 35% of the aggregate principal amount of the Delek Logistics 2034 Notes at a redemption price of 106.875% of the redeemed principal amount, plus accrued and unpaid interest, if any, subject to certain conditions and limitations. Prior to June 1, 2029, the Co-issuers may also redeem all or part of the Delek Logistics 2034 Notes at a redemption price of the principal amount plus accrued and unpaid interest, if any, plus a "make whole" premium, subject to certain conditions and limitations. In addition, beginning on June 1, 2029, the Co-issuers may, subject to certain conditions and limitations, redeem all or part of the Delek Logistics 2034 Notes, at a redemption price of 103.438% of the redeemed principal for the twelve-month period beginning on June 1, 2029, 101.719% for the twelve-month period beginning on June 1, 2030, and 100.00% beginning on June 1, 2031 and thereafter, plus accrued and unpaid interest, if any. The Co-issuers may also redeem all (but not a portion of) the Delek Logistics 2034 Notes under certain circumstances if 90.00% or more of the outstanding aggregate principal amount is purchased in connection with a change of control or alternate offer. In the event of a change of control, accompanied or followed by a ratings downgrade within a certain period of time, subject to certain conditions and limitations, the Co-issuers will be required to offer to purchase the Delek Logistics 2034 Notes from holders at a price equal to 101.00% of the principal amount, plus accrued and unpaid interest.
We recorded $13.5 million of debt issuance costs which are being amortized over the term of the Delek Logistics 2034 Notes and included in interest expense, net in the condensed consolidated statements of income. As of September 30, 2026, the effective interest rate was 7.15%.
Delek Logistics 2033 Notes
On June 30, 2025, Delek Logistics and Finance Corp. sold $700.0 million in aggregate principal amount of the Co-issuers 7.375% senior notes maturing on June 30, 2033 (the “Delek Logistics 2033 Notes”), at par. The Delek Logistics 2033 Notes are general unsecured senior obligations of the Co-issuers and are unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries other than Finance Corp. and will be unconditionally guaranteed on the same basis by certain of Delek Logistics’ future subsidiaries. As of September 30, 2026, the effective interest rate was 7.63%.
Delek Logistics 2029 Notes
In 2024, Delek Logistics and Finance Corp. issued general unsecured senior obligations which now consist of $650.0 million in aggregate principal amount of 8.625% senior notes maturing March 15, 2029 (the “Delek Logistics 2029 Notes”). The Delek Logistics 2029 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Delek Logistics’ subsidiaries other than Finance Corp. and certain of its future subsidiaries.
Concurrent with the issuance of the Delek Logistics 2034 Notes, Delek Logistics issued a conditional notice of partial redemption of the Delek Logistics 2029 Notes at a redemption price of 104.313% for $400.0 million of the principal amount plus accrued interest. As a result, Delek Logistics recognized a loss on extinguishment of debt of $19.0 million, which is recorded in interest expense, net in the accompanying condensed consolidated statements of income. As of September 30, 2026, the effective interest rate was 8.80%.
Delek Logistics 2028 Notes
On May 24, 2021, Delek Logistics and Finance Corp. issued general unsecured senior obligations comprised of $400.0 million in aggregate principal amount of 7.125% senior notes with an original maturity date of June 1, 2028 ("the Delek Logistics 2028 Notes"). The Delek Logistics 2028 Notes were unconditionally guaranteed jointly and severally on a senior unsecured basis by Delek Logistics’ subsidiaries (other than Finance Corp.).
On May 11, 2026, Delek Logistics made a cash tender offer to purchase any and all of their Delek Logistics 2028 Notes, receiving tenders from holders of approximately $270.7 million in aggregate principal amount. All the remaining Delek Logistics 2028 Notes were redeemed by June 8, 2026, pursuant to the notice of conditional redemption, resulting in full extinguishment of the $400.0 million in aggregate principal. Delek Logistics recognized a loss on extinguishment of debt of $2.4 million, which is recorded in interest expense, net in the accompanying condensed consolidated statements of income.

25 |

Notes to Condensed Consolidated Financial Statements (unaudited)
Guarantees Under Revolver and Term Facilities
The obligations of the borrowers under the Delek Term Loan Credit Facility, the Delek Revolving Credit Facility, and the Delek 2031 Convertible Notes are guaranteed by Delek and each of its direct and indirect, existing and future, wholly-owned domestic subsidiaries, subject to customary exceptions and limitations, and excluding Delek Logistics Partners, LP, Delek Logistics GP, LLC, and each subsidiary of the foregoing (collectively, the "MLP Subsidiaries"). Borrowings under the Delek Term Loan Credit Facility and the Delek Revolving Credit Facility are also guaranteed by DK Canada Energy ULC, a British Columbia unlimited liability company and a wholly-owned restricted subsidiary of Delek.
The obligations under the Delek Logistics Revolving Facility are secured by first priority liens on substantially all of Delek Logistics' tangible and intangible assets.
Restrictive Terms and Covenants
Under the terms of our debt facilities, we are required to comply with usual and customary financial and non-financial covenants. Certain of our debt facilities contain limitations on future transactions such as incurrence of additional indebtedness, investments, affiliate transactions, asset acquisitions or dispositions, and dividends or distributions. As of September 30, 2026, we were in compliance with covenants on all of our debt instruments.
Some of Delek's subsidiaries have restrictions in their respective credit facilities limiting their use of assets. As of September 30, 2026, we had no subsidiaries with restricted net assets which would prohibit earnings from being transferred to the parent company for its use.
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
To achieve these objectives, we primarily utilize commodity swaps, futures, forward contracts, and options contracts, generally with maturity dates of three years or less, and from time to time, interest rate swaps or caps. Futures contracts are standardized exchange-traded agreements, to buy or sell the commodity at a predetermined price and location at a specified future date. Options grant the right, but not the obligation, to buy or sell a commodity at a specified price in the future. Commodity swaps and futures contracts require cash settlement for the commodity based on the difference between a fixed or floating price and the market price on the settlement date, and options require payment or receipt of an upfront premium. Because these derivatives are entered into to manage inventory and production risks, related gains and losses (to the extent not designated as accounting hedges and recognized on an unrealized basis in other comprehensive income) are recognized in cost of materials and other.
On August 20, 2024, May 2, 2025 and April 1, 2026 we entered into interest rate swap agreements to hedge floating rate debt by exchanging interest rate cash flows, based on a notional amount from a floating rate to a fixed rate, effectively fixing the variable SOFR interest component on certain Delek debt. In the third quarter of 2026 two interest rate swaps were terminated by the counterparties pursuant to the options within the agreements. As of September 30, 2026, the notional amount under the remaining agreement covers $200.0 million of the outstanding principal throughout the duration of the interest rate swap. Because the swaps were entered into to achieve objectives specifically related to our interest expense, related gains and losses are recognized in interest expense, net on the condensed consolidated statements of income.
Forward contracts are agreements to buy or sell a commodity at a predetermined price at a specified future date, and for our transactions, generally require physical delivery. Forward contracts where the underlying commodity will be used or sold in the normal course of business qualify as normal purchases and normal sales ("NPNS") pursuant to ASC 815. If we elect the NPNS exception, such forward contracts are not accounted for as derivative instruments but rather are accounted for under other applicable GAAP. Commodity forward contracts accounted for as derivative instruments are recorded at fair value with changes in fair value recognized in earnings in the period of change. As of and for the three and nine months ended September 30, 2026, other forward contracts accounted for as derivatives that are specific to managing crude costs rather than for trading purposes are recognized in cost of materials and other on the condensed consolidated statements of income in our refining segment, and are included in our disclosures of commodity derivatives in the tables below.

26 |

Notes to Condensed Consolidated Financial Statements (unaudited)
From time to time, we also enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs associated with our RINs Obligation. These future RINs commitment contracts meet the definition of derivative instruments under ASC 815 and are recorded at estimated fair value in accordance with the provisions of ASC 815. Changes in the fair value of these future RINs commitment contracts are recorded in cost of materials and other on the condensed consolidated statements of income. As of September 30, 2026, we do not believe there is any material credit risk with respect to the counterparties to any of our derivative contracts.
In April 2026, Delek entered into a contract to exchange crude oil barrels. Under the arrangement, the counterparty agreed to deliver 1.0 million barrels to Delek in the second quarter of 2026, with a return of approximately 1.2 million barrels in 2028. The arrangement is accounted for as a derivative, indexed to forward crude pricing. Changes in the fair value of the derivative are recorded in cost of materials and other on the condensed consolidated statements of income.
The following table presents the fair value of our derivative instruments as of September 30, 2026, and December 31, 2025. The fair value amounts below are presented on a gross basis and do not reflect the netting of asset and liability positions permitted under our master netting arrangements, including cash collateral on deposit with our counterparties. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements. As a result, the asset and liability amounts below differ from the amounts presented in our condensed consolidated balance sheets. See Note 11 for further information regarding the fair value of derivative instruments (in millions).

		September 30, 2026		December 31, 2025
Derivative Type	Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
Derivatives not designated as hedging instruments:
Commodity derivatives (1)	Other current assets	$—	$—	$15.0	$(16.7)
Commodity derivatives (1)	Other current liabilities	45.6	(46.8)	—	—
Commodity derivatives (1)	Other long-term assets	3.9	—	—	—
RINs commitment contracts (2)	Other current assets	39.2	—	—	—
RINs commitment contracts (2)	Other current liabilities	—	(26.2)	—	(2.7)
Interest rate swap derivatives	Other current assets	1.7	—	—	—
Interest rate swap derivatives	Other long-term liabilities	—	(1.1)	—	(2.3)
Crude exchange contract	Other long-term liabilities	—	(88.9)	—	—
Total gross fair value of derivatives		90.4	(163.0)	15.0	(21.7)
Less: Counterparty netting and cash collateral (3)		45.6	(44.8)	14.3	(16.7)
Total net fair value of derivatives		$44.8	$(118.2)	$0.7	$(5.0)
(1)As of September 30, 2026, and December 31, 2025, we had open derivative positions representing 14,856,000 and 8,950,000 barrels, respectively, of crude oil and refined petroleum products. As of September 30, 2026 and December 31, 2025, we had no open derivative positions representing natural gas products.
(2)As of September 30, 2026, and December 31, 2025, we had open RINs commitment contracts representing 438,722,312 and 112,250,000 RINs, respectively.
(3)As of September 30, 2026, and December 31, 2025, $(0.8) million and $2.4 million, respectively, of cash (obligation) collateral held by counterparties has been netted with the derivatives with each counterparty.

Total gains (losses) on our non-trading commodity derivatives and RINs commitment contracts recorded in the condensed consolidated statements of income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gains (losses) on derivatives not designated as hedging instruments recognized in cost of materials and other (1)	$(18.8)	$18.8	$(82.5)	$30.8
Gains (losses) on interest rate derivatives not designated as hedging instruments recognized in interest expense, net (2)	0.5	0.5	4.3	(2.3)
Total gains (losses)	$(18.3)	19.3	$(78.2)	$28.5

(1) Gains (losses) on commodity derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $(2.0) million and $(3.0) million for the three and nine months ended September 30, 2026, respectively, and $5.8 million and $1.1 million for the three and nine months ended September 30, 2025, respectively.
(2) Gains (losses) on interest rate derivatives that are economic hedges but not designated as hedging instruments include unrealized gains (losses) of $0.1 million and $3.0 million for the three and nine months ended September 30, 2026, respectively, and $(0.1) million and $(5.3) million for the three and nine months ended September 30, 2025, respectively.

27 |

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
On August 3, 2026, the U.S. Environmental Protection Agency (“EPA”) announced its final action on certain petitions for small refinery exemptions under the Renewable Fuel Standard program, which included the petition submitted for the Krotz Springs refinery for the 2024 compliance year. In connection with that action, the EPA granted a full exemption with respect to the Krotz Springs refinery’s 2024 Renewable Fuel Standard obligations. The EPA’s action follows the D.C. Court of Appeals’ April 7, 2026, decision vacating the EPA’s prior denial of the 2024 exemption application. On August 31, 2026, the EPA announced its action on petitions for small refinery exemptions under the 2025 compliance year, which included petitions for all four Delek refineries. In connection with that action, the EPA granted a full exemption with respect to all Delek refineries. The cost of RINs returned for the 2024 and 2025 compliance years were previously recorded in Cost of materials and other based on the Consolidated Net RINs Obligation recorded for each year. The SREs resulted in a reduction of our Consolidated Net RINs Obligation and therefore a reduction within Cost of materials and other in the third quarter of 2026.
Our RINs commitment contracts, which are forward contracts accounted for as derivatives (see Note 10 and Note 15), are future commitments to purchase or sell RINs at fixed prices and quantities. The RINs commitment contracts are categorized as Level 2, and are measured at fair value based on quoted prices from an independent pricing service.

28 |

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
Debt
The fair values of the Delek 2031 Convertible Notes, Delek Logistics 2029 Notes, 2033 Notes and 2034 Notes are each measured using quoted market prices in an active market (Level 2 in the fair value hierarchy). The carrying values (excluding unamortized debt issuance costs) and estimated fair values of these notes were as follows (in millions):

	Balance at September 30, 2026		Balance at December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Delek 2031 Convertible Notes	$460.0	$481.4	N/A	N/A
Delek Logistics 2029 Notes (1)	$650.0	$666.9	$1,050.0	$1,100.4
Delek Logistics 2033 Notes	$700.0	$697.4	$700.0	$716.4
Delek Logistics 2034 Notes	$800.0	$772.0	N/A	N/A
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

The fair value approximates the historical or amortized cost basis comprising our carrying value for all other financial instruments and therefore are not included in the table below. The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis was as follows (in millions):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$49.5	$—	$49.5
Interest rate swap derivatives	—	1.7	—	1.7
RINs commitment contracts	—	39.2	—	39.2
Total assets	—	90.4	—	90.4
Liabilities
Commodity derivatives	—	(46.8)	—	(46.8)
Interest rate swap derivatives	—	(1.1)	—	(1.1)
RINs commitment contracts	—	(26.2)	—	(26.2)
Consolidated Net RINs deficit	—	(169.0)	—	(169.0)
Crude exchange contract	—	(88.9)	—	(88.9)
Inventory Intermediation Agreement obligation	—	(129.5)	—	(129.5)
Total liabilities	—	(461.5)	—	(461.5)
Net liabilities	$—	$(371.1)	$—	$(371.1)

29 |

Notes to Condensed Consolidated Financial Statements (unaudited)

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$15.0	$—	$15.0
Total assets	—	15.0	—	15.0
Liabilities
Commodity derivatives	—	(16.7)	—	(16.7)
Interest rate derivatives	—	(2.3)	—	(2.3)
RINs commitment contracts	—	(2.7)	—	(2.7)
Consolidated Net RINs deficit	—	(107.4)	—	(107.4)
Inventory Intermediation Agreement obligation	—	(119.5)	—	(119.5)
Total liabilities	—	(248.6)	—	(248.6)
Net liabilities	$—	$(233.6)	$—	$(233.6)

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by ASC 820. In the table above, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists. This differs from the presentation in the financial statements which reflects our policy, wherein we have elected to offset the fair value amounts recognized for multiple derivative instruments executed with the same counterparty and where the legal right of offset exists. As of September 30, 2026, and December 31, 2025, $(0.8) million and $2.4 million, respectively, of cash (obligation) collateral was held by counterparty brokerage firms and has been netted with the net derivative positions with each counterparty. See Note 10 for further information regarding derivative instruments.
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
These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances that we manufactured, handled, used, released or disposed of, transported, or that relate to pre-existing conditions for which we have assumed responsibility. We believe that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between us and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, we anticipate that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations. As of September 30, 2026, we have recorded an environmental liability of approximately $34.7 million, primarily related to the estimated probable costs of remediating or otherwise addressing certain environmental issues of a non-capital nature at our refineries, as well as terminals, some of which we no longer

30 |

Notes to Condensed Consolidated Financial Statements (unaudited)
own. This liability includes estimated costs for ongoing investigation and remediation efforts for known contamination of soil and groundwater. Approximately $4.4 million of the total liability is expected to be expended over the next 12 months, with most of the balance expended by 2037, although some costs may extend up to 24 years. In the future, we could be required to extend the expected remediation period or undertake additional investigations of our refineries, pipelines, and terminal facilities, which could result in the recognition of additional remediation liabilities.
Lease Commitment
Delek Logistics has entered into an arrangement with a third party to construct, own, and subsequently lease to us certain sour gas gathering equipment near our Libby gas processing plant. Construction is expected to be completed in 2026, at which time we are committed to enter into a finance lease for the equipment. As we do not control the assets during construction and have no obligation to fund construction costs, no assets or related obligations have been recognized on the condensed consolidated balance sheets as of September 30, 2026. The total estimated project cost is approximately $60.0 million. Upon lease commencement, we will recognize a right-of-use asset and corresponding lease liability in accordance with ASC 842, Leases ("ASC 842").
13. Income Taxes
Under ASC 740, Income Taxes (“ASC 740”), we generally use an estimated annual tax rate to record income taxes. For interim financial reporting, except in specified cases, the quarterly income tax provision aligns with the estimated annual tax rate, updated each quarter based on revised full-year pre-tax book earnings. Our effective tax rate for continuing operations was 21.5% and 20.8% for the three and nine months ended September 30, 2026, respectively, and 17.0% and 17.4% for the three and nine months ended September 30, 2025, respectively. The difference between our effective tax rate and the statutory rate is generally attributable to permanent differences and discrete items. The change in our effective tax rate for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 was primarily due to an increase in quarter-to-date pre-tax earnings, the impact of fixed dollar favorable permanent adjustments and changes in valuation allowance on the quarter. We continue to assess the realizability of certain federal and state deferred tax assets. Improved year-to-date profitability supported releases of valuation allowances in certain jurisdictions, while valuation allowances increased in other jurisdictions where realization is not more likely than not.
14. Related Party Transactions
Our related party transactions consist primarily of transactions with our equity method investees (See Note 6). Transactions with our related parties were as follows for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues (1)	$39.4	$31.5	$88.9	$88.9
Cost of materials and other (2)	$44.6	$46.0	$139.4	$132.6
(1)Consists primarily of asphalt sales which are recorded in the refining segment.
(2)Consists primarily of pipeline throughput fees paid by the refining segment and asphalt purchases.

15. Other Current Assets and Liabilities
The detail of other current assets is as follows (in millions):

Other Current Assets	September 30, 2026	December 31, 2025
Prepaid expenses	$46.6	$55.8
Short-term derivative assets (see Note 10)	40.9	0.7
Income and other tax receivables	8.7	7.2
Other	4.7	3.8
Total	$100.9	$67.5

31 |

Notes to Condensed Consolidated Financial Statements (unaudited)
The detail of accrued expenses and other current liabilities is as follows (in millions):

Accrued Expenses and Other Current Liabilities	September 30, 2026	December 31, 2025
Product financing agreements	$184.4	$243.8
Crude purchase liabilities	170.0	182.5
Consolidated Net RINs deficit(1) (see Note 11)	169.0	107.4
Income and other taxes payable	163.5	86.5
Employee costs	78.7	73.3
Short-term derivative liabilities (see Note 10)	28.1	2.7
Deferred revenue	3.5	71.0
Other	87.2	91.7
Total	$884.4	$858.9
(1)Inclusive of a RIN lower of cost or market reserve of $1.1 million and $7.7 million as of September 30, 2026 and December 31, 2025, respectively.

16. Restructuring and Other Charges
During the fiscal year 2022, we initiated a cost optimization plan to improve efficiencies and align our workforce with strategic activities and operations.
The detail of restructuring costs is as follows (in millions):

		Three Months Ended September 30, 2026
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees, severance costs, and equity-based compensation	General and administrative expenses	$—	$—	$3.2	$3.2
Severance costs and equity-based compensation	Operating expenses	—	—	2.3	2.3
Total		$—	$—	$5.5	$5.5

		Three Months Ended September 30, 2025
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees, severance costs, and equity-based compensation	General and administrative expenses	$0.2	$—	$25.9	$26.1
Other	Cost of materials and other	0.5	—	—	0.5
Severance costs and equity-based compensation	Operating expenses	—	—	7.5	7.5
Total		$0.7	$—	$33.4	$34.1

		Nine Months Ended September 30, 2026
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees, severance costs, and equity-based compensation	General and administrative expenses	$—	$—	$11.3	$11.3
Severance costs and equity-based compensation	Operating expenses	—	—	7.8	7.8
Total		$—	$—	$19.1	$19.1

32 |

Notes to Condensed Consolidated Financial Statements (unaudited)

		Nine Months Ended September 30, 2025
Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Consolidated
Consulting fees, severance costs and equity-based compensation	General and administrative expenses	$0.2	$—	$55.5	$55.7
Other	Cost of materials and other	0.5	—	—	0.5
Severance costs and equity-based compensation	Operating expenses	0.3	—	11.5	11.8
Total		$1.0	$—	$67.0	$68.0

Accumulated Restructuring Costs
The following table summarizes (in millions) the restructuring costs recognized in the Company's condensed consolidated statements of income since inception of the restructuring plan in fiscal year 2022 through the period ended September 30, 2026, excluding discontinued operations:

Type of Costs	Statement of Income Location	Refining	Logistics	Corporate, Other and Eliminations	Total
Consulting fees, severance costs, and equity-based compensation	General and administrative expenses	$0.5	$0.4	$115.5	$116.4
Other	Cost of materials and other	1.7	—	—	1.7
Severance costs and equity-based compensation	Operating expenses	0.8	—	28.9	29.7
Impairment	Asset impairment	22.1	—	32.3	54.4
Pension settlement	Pension settlement	—	—	2.1	2.1
Asset write-off	Other operating (income) loss, net	14.4	—	0.3	14.7
Total		$39.5	$0.4	$179.1	$219.0

Restructuring Costs Liability Roll-forward:
The following table presents the movement of the restructuring liability, within the condensed consolidated balance sheets (in millions):

Type of Costs	Statement of Income Location	Balance at December 31, 2025	Expense	Payments	Other	Balance at September 30, 2026
Consulting fees, severance costs, and equity-based compensation	General and administrative expenses	$0.2	$11.3	$(2.9)	$(1.8)	$6.8
Severance costs and equity-based compensation	Operating expenses	—	7.8	—	(1.0)	6.8
Total		$0.2	$19.1	$(2.9)	$(2.8)	$13.6

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
Compensation expense related to equity-based awards granted under the Incentive Plans was $5.0 million and $15.7 million for the three and nine months ended September 30, 2026, respectively, compared to $6.5 million and $18.5 million for the three and nine months ended September 30, 2025, respectively, and is included in general and administrative expenses and operating expenses in the accompanying condensed consolidated statements of income. As of September 30, 2026, there was $31.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.9 years.

33 |

Notes to Condensed Consolidated Financial Statements (unaudited)
During the three and nine months ended September 30, 2026, we issued 71,470 and 1,863,520 net shares of common stock, respectively, as a result of exercised or vested equity-based awards, compared to 82,161 and 558,645 for the three and nine months ended September 30, 2025, respectively. These amounts are net of 140,358 and 1,144,496 shares withheld to satisfy employee tax obligations related to the exercises and vesting during the three and nine months ended September 30, 2026, respectively, and 79,910 and 273,550 shares during the three and nine months ended September 30, 2025, respectively.

18.  Shareholders' Equity
Dividends
For 2026, our Board of Directors declared the following dividends:

Approval Date	Dividend Amount Per Share	Record Date	Payment Date
February 18, 2026	$0.255	March 2, 2026	March 9, 2026
April 20, 2026	$0.255	May 1, 2026	May 8, 2026
July 23, 2026	$0.255	August 3, 2026	August 10, 2026
October 29, 2026	$0.300	November 10, 2026	November 18, 2026

Stock Repurchase Program
Our Board of Directors has authorized a share repurchase program permitting repurchases of Delek common stock through open market or privately negotiated transactions, in accordance with applicable securities laws. Repurchase timing, price, and size are at management's discretion and depend on prevailing share prices, general economic and market conditions, and other relevant factors. The authorization has no expiration date, and as of September 30, 2026, had $394.2 million remaining.
During the three and nine months ended September 30, 2026, 695,410 and 1,138,303 shares, respectively, of our common stock were repurchased and canceled at the time of the transaction for aggregate consideration of $50.0 million and $70.0 million, respectively. During the three and nine months ended September 30, 2025, 559,933 and 3,254,403 shares, respectively, of our common stock were repurchased and canceled at the time of transaction for aggregate consideration of $15.0 million and $59.4 million, respectively.
19. Subsequent Events
We have evaluated subsequent events through the date these condensed consolidated financial statements were issued. On October 29, 2026, our Board of Directors approved a quarterly cash dividend of $0.300 per share of our common stock, payable on November 18, 2026 to stockholders of record on November 10, 2026.

34 |

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

35 |

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
•changes in the cost or availability of transportation for feedstocks and refined products; and
•other factors discussed under Item 1A. Risk Factors and Item 7 of our Annual Report on Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our other filings with the SEC.
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

36 |

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
Business and Economic Environment Overview
Our focus on safe and reliable operations is a pillar which underlines all of our business activities. We continue to identify opportunities to mitigate market risk and focus on efforts that improve our overall cost structure without compromising operational excellence. Our disciplined approach to cost control, coupled with a focus on our enterprise optimization plan ("EOP") margin enhancements supported strong earnings before interest, taxes, depreciation and amortization, and proportional interest, taxes, depreciation and amortization of equity method investments ("EBITDA") and cash flow, while our capital deployment remained aligned with our strategic priorities. We remain committed to building on the progress achieved through the EOP since 2024 and unlocking further free cash flow improvements across all business lines. In 2026, we completed the Big Spring Refinery turnaround safely, on budget and on-time, positioning us to maximize operations for the summer driving season. We also advanced our strong balance sheet initiatives, including issuing new 0% Convertible Notes due 2031, new 6.875% Notes due 2034, redeeming all 7.125% Notes due 2028 and a portion of the 8.625% Notes due 2029, and entering into amended and new credit facilities for Delek and Delek Logistics. Additionally, we executed asset purchase agreements with Delek Logistics, (collectively referred to as “the Intercompany Agreements”) which will return refining-related activities and assets back to our refining segment and create further economic independence for our Logistics business.
Global crude oil and refined product markets have experienced significant volatility in 2026, driven by geopolitical instability in the Middle East, including the ongoing conflict involving Iran and resulting disruptions to maritime transit through the Strait of Hormuz. During the third quarter of 2026, our Refining segment continued to benefit from a constructive margin environment compared to 2025, supported by record crack spreads and favorable crude oil differentials. The domestic West Texas Intermediate ("WTI") differentials compared to Brent continued to be favorable, and the WTI Midland to Cushing differential narrowed in the third quarter of 2026. Looking ahead, we expect North American refined product market fundamentals to remain a key area of focus for the foreseeable future, as regional supply and demand dynamics, refining capacity constraints and evolving global trade flows continue to influence market conditions and refining margins.
The near term economic outlook also remains uncertain due to our requirements to comply with the U.S. Environmental Protection Agency’s Renewable Fuel Standard - 2 ("RFS-2") regulations. On August 3, 2026 EPA announced its final action on certain petitions for small refinery exemptions under the Renewable Fuel Standard program, which included a full exemption for the Krotz Springs refinery for the 2024 compliance year. On August 31, 2026 the EPA announced its action on petitions for small refinery exemptions under the 2025 compliance year, which included full exemptions for all four Delek refineries. The SREs resulted in a reduction of our Consolidated Net RINs Obligation and therefore a reduction within Cost of materials and other of $334.7 million in the third quarter of 2026. We believe these actions reinforce the important role that SREs play in ensuring the RFS program appropriately recognizes the disproportionate economic hardship that is experienced by qualifying small refineries.
In response to uncertainty, we will continue to execute on our priorities of safe and reliable operations, advancing our EOP cost saving initiatives, and delivering shareholder value while maintaining our financial strength and flexibility. We continue to progress our business transformation focused on enterprise-wide opportunities to improve the efficiency of our cost structure and continue to advance our strategic initiatives aimed at long-term value creation.
We want to reward our shareholders with a disciplined and balanced capital allocation framework. As we strengthen our relative financial position, we believe a balanced approach between shareholder returns and balance sheet improvement is appropriate. As of September 30, 2026, we returned $116.8 million of capital in 2026 to shareholders through dividends and share buybacks.
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
Other 2026 Developments
Delek Debt Agreements
On September 29, 2026, Delek completed an offering of $460.0 million aggregate principal amount 0.00% Convertible Senior Notes due 2031. In connection with the offering, the Company entered into privately negotiated capped call transactions with certain counterparties, which are expected to generally reduce potential dilution of the Company's common stock upon conversion, if any. Additional proceeds will be used to partially repay the Delek Term Loan Credit Facility.

37 |

Management's Discussion and Analysis
On May 15, 2026, Delek entered into an amendment (“Amendment No. 1”) to the Delek Term Loan Credit Facility. Proceeds and cash on hand were used to refinance the Company’s existing term loan facility. As a result of the refinancing effected pursuant to Amendment No. 1, outstanding term loans of the Company were reduced to an aggregate principal amount of $850.0 million. Amendment No. 1, among other modifications, (i) extended the maturity of the Delek Term Credit Facility to May 15, 2032 and (ii) reduced the rate of interest on borrowings, at the Company’s election, to either term SOFR plus 300 basis points or base rate plus 200 basis points. The amendment also allows for up to $750.0 million in incremental loans subject to certain restrictions.
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
Delek Logistics Intercompany Agreements
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
Delek Logistics Equity Offering
On August 14, 2026 Delek Logistics completed an underwritten offering of 4,600,000 common units representing limited interests in the Partnership at a price of $50 per unit. Net proceeds of the offering were used to repay outstanding borrowings under the Delek Logistics Revolving Facility.
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

38 |

Management's Discussion and Analysis

Refining Overview
The refining segment processes crude oil and other feedstocks for the manufacture of transportation motor fuels, including various grades of gasoline, diesel fuel, aviation fuel, asphalt, and other petroleum-based products that are distributed through owned and third-party product terminals. The refining segment has a combined nameplate capacity of 302,000 bpd as of September 30, 2026. A high-level summary of the refinery activities is presented below:

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

Logistics Overview
Our logistics segment contains a full suite of gas, crude and water systems that gathers, transports and stores crude oil and natural gas; markets, distributes, transports and stores refined products; and disposes and recycles water in select regions of the southern United States, West Texas, New Mexico and North Dakota for our refining segment and third parties. It is comprised of the consolidated balance sheet and results of operations of Delek Logistics (NYSE: DKL), where we owned a 58.0% interest at September 30, 2026. Delek Logistics was formed by Delek in 2012 to own, operate, acquire and construct crude oil and refined products logistics and marketing assets. The logistics segment's gathering and processing business owns or leases capacity on approximately 390 miles of crude oil transportation pipelines, approximately 169 miles of refined product pipelines, and approximately 767 miles of crude oil gathering system. Additionally, in the Delaware Basin, we have been expanding our natural gas processing capabilities by constructing a new natural gas processing plant and adding acid gas injection and sour gas processing capabilities. This segment also includes water disposal and recycling operations, located in the Delaware Basin of New Mexico, the Midland Basin of Texas, and the Bakken Basin of North Dakota. The storage and transportation business owns or leases associated crude oil storage tanks. The logistics segment has an aggregate of approximately 11.3 million barrels of active shell capacity. It also owns and operates nine light product terminals and markets light products using third-party terminals. Logistics has strategic investments in pipeline joint ventures that provide access to pipeline capacity as well as the potential for earnings from joint venture operations. The logistics segment owns or leases approximately 161 tractors and 306 trailers used to haul primarily crude oil and other products for related and third parties.

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

40 |

Management's Discussion and Analysis

2026 Strategic Developments
The following table highlights our 2026 Strategic Developments:

2026 Key Initiatives
2026 Strategic Developments	Operational Excellence	Financial Strength & Flexibility	Strategic Initiatives
Enterprise Optimization Plan
In 2024, we implemented additional cost reduction measures across the organization and announced an EOP which included initiatives focused on improving our financial health and ability to generate cash flows. In 2026, we are focused on maintaining the successful efforts achieved since 2024 and unlocking further free cash flow improvements across all lines of our business.	✓	✓	✓
Productive Capital Projects
We are committed to completing capital projects and turnarounds safely, effectively, and efficiently. In 2026, we completed the Big Spring Refinery turnaround on-time and on budget. In our logistics business, we also continue to execute on the projects required to become a full-suite crude, gas and water midstream services provider in the Permian Basin.	✓	✓	✓
Executing Strategic Transactions with Delek Logistics
On January 30, 2026, we entered into additional asset purchase agreements with Delek Logistics, pursuant to which we agreed to reacquire a Tyler refinery tank and El Dorado tank and terminal assets. The Tyler Tank Purchase closed on April 1, 2026 with payment made through the return of approximately 359.4 thousand Delek Logistics common units. These transactions put additional midstream commercial activities in Delek Logistics and bring refining related activities and assets back to the Refining Segment. Additionally, on January 1, 2026 we closed on the previously announced repurchase of the El Dorado rail facility.		✓	✓
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
✓
Efficient Access to Capital
On September 29, 2026 Delek completed an offering of $460.0 million aggregate principal amount 0.00% Convertible Senior Notes due 2031. In connection with the offering, the Company entered into privately negotiated capped call transactions with certain counterparties, which are expected to generally reduce potential dilution of the Company's common stock upon conversion, if any. Additional proceeds will be used to pay down the Delek Term Loan Credit Facility.
✓
On August 14, 2026 Delek Logistics completed an underwritten offering of 4,600,000 common units representing limited interests in the Partnership at a price of $50 per unit. Net proceeds of the offering were used to repay outstanding borrowings under the Delek Logistics Revolving Facility.		✓
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

41 |

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
The table below reflects the quarterly average prices of WTI Midland and WTI Cushing crude oil for each of the quarterly periods in 2025 and for the three quarterly periods in 2026.

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
The chart below illustrates the key differentials impacting our refining operations, including WTI Cushing to Brent, WTI Midland to WTI Cushing, and Louisiana Light Sweet crude oil ("LLS") to WTI Cushing for each of the quarterly periods in 2025 and for the three quarterly periods in 2026.

42 |

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

43 |

Management's Discussion and Analysis
The charts below illustrate the quarterly average prices of Gulf Coast Gasoline ("CBOB"), U.S. High Sulfur Diesel ("HSD") and U.S. Ultra Low Sulfur Diesel ("ULSD") for each of the quarterly periods in 2025 and for the three quarterly periods in 2026.

Crack Spreads
Crack spreads are used as benchmarks for predicting and evaluating a refinery's product margins by measuring the difference between the market price of feedstocks/crude oil and the resultant refined products. Generally, a crack spread represents the approximate refining margin resulting from processing one barrel of crude oil into its outputs, generally gasoline and diesel fuel. During 2026, crack spreads have increased significantly, primarily due to tighter global refined product supplies resulting from refinery outages and disruptions in the Middle East, Russia and other regions, as well as geopolitical tensions and constraints on global refining capacity. These conditions have contributed to elevated gasoline and distillate crack spreads, particularly for diesel fuel. Crack spreads may continue to be volatile due to changes in global refined product supply and demand, refinery utilization, geopolitical developments, crude oil prices and other market factors outside of our control.
The table below reflects the quarterly average Gulf Coast 5-3-2 ULSD, 3-2-1 ULSD and 2-1-1 HSD/LLS crack spreads for each of the quarterly periods in 2025 and for the three quarterly periods in 2026.

44 |

Management's Discussion and Analysis

RIN Volatility
Environmental regulations and the political environment continue to affect our refining margins in the form of volatility in the price of RINs. We enter into future commitments to purchase or sell RINs at fixed prices and quantities, which are used to manage the costs of our credits for commitments required by the U.S. Environmental Protection Agency (“EPA”) to blend biofuels into fuel products ("RINs Obligation"). On a consolidated basis, we work to manage our RINs Obligation in order to minimize the effect of RINs prices on our results. While we obtain RINs in our refining and logistics segments through our ethanol and biodiesel blending, our refining segment still must purchase additional RINs to satisfy its obligations. Additionally, our ability to obtain RINs through blending is limited by our refined product slate, blending capabilities and market constraints. The cost to purchase these additional RINs is a significant cash outflow for our business. Increases in the market prices of RINs generally adversely affect our results of operations through changes in fair value to our existing RINs Obligation, to the extent we do not have offsetting RINs inventory on hand or effective economic hedges through net forward purchase commitments. RINs prices are highly sensitive to regulatory and political influence and conditions, and therefore often do not correlate to movements in crude oil prices, refined product prices or crack spreads. Due to the volatility of RIN prices, we cannot predict future RIN compliance costs with certainty, and fluctuations in RIN prices could have significant adverse effects on our refining margins. During 2026, RIN prices have increased significantly, driven in part by regulatory uncertainty surrounding the Renewable Fuel Standard ("RFS") Set 2 reallocation provisions. RIN prices may continue to experience volatility as a result of changes in laws and regulations, actions taken by the EPA, the granting of small refinery exemptions, decisions regarding the reallocation of exempted renewable fuel volumes, and other factors affecting the refining industry.
The chart below illustrates the volatility in RINs for each of the quarterly periods in 2025 and for the three quarterly periods in 2026.

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
The chart below illustrates the quarterly average prices of Waha (Permian Basin) and Henry Hub (Gulf Coast) per million British Thermal Units ("MMBtu") for each of the quarterly periods in 2025 and for the three quarterly periods in 2026.

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

46 |

Management's Discussion and Analysis
Non-GAAP Reconciliations
The following table provides a reconciliation of EBITDA attributable to Delek to the most directly comparable U.S. GAAP measure, net income (loss) attributable to Delek:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reported net income (loss) attributable to Delek US	$1,133.8	$178.0	$1,102.0	$(101.1)
Proportional interest, taxes, depreciation and amortization of equity-method investments	6.6	7.1	20.7	21.9
Interest expense, net	73.4	93.1	258.0	263.1
Income tax expense (benefit)	315.7	39.8	299.2	(11.4)
Depreciation and amortization	111.4	101.3	330.4	296.7
EBITDA attributable to Delek	$1,640.9	$419.3	$2,010.3	$469.2

The following table provides a reconciliation of refining margin to the most directly comparable U.S. GAAP measure, gross margin:
Reconciliation of refining margin to gross margin (in millions)

Refining Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$4,320.1	$2,842.1	$11,006.6	$8,167.2
Cost of sales	3,064.9	2,451.3	9,263.4	7,847.7
Gross margin	$1,255.2	$390.8	$1,743.2	$319.5
Add back (items included in cost of sales):
Operating expenses (excluding depreciation and amortization)	159.7	159.0	466.0	467.6
Depreciation and amortization	71.3	66.9	213.2	205.3
Refining margin	$1,486.2	$616.7	$2,422.4	$992.4

47 |

Management's Discussion and Analysis
Summary Financial and Other Information
The following table provides summary financial data for Delek (in millions):

Summary Statement of Operations Data (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$4,392.1	$2,887.0	$11,132.2	$8,293.5
Cost of sales:
Cost of materials and other	2,479.5	2,165.7	8,335.9	6,980.2
Operating expenses (excluding depreciation and amortization presented below)	226.4	227.8	666.4	648.7
Depreciation and amortization	106.7	95.8	315.5	278.4
Total cost of sales	2,812.6	2,489.3	9,317.8	7,907.3
Operating expenses related to wholesale business (excluding depreciation and amortization presented below)	2.2	3.5	6.7	7.0
General and administrative expenses	53.4	76.8	154.1	214.9
Depreciation and amortization	4.7	5.5	14.9	18.3
Asset impairment	—	16.3	—	16.3
Other operating expense (income), net	0.3	(0.1)	(3.3)	(6.7)
Total operating costs and expenses	2,873.2	2,591.3	9,490.2	8,157.1
Operating income (loss)	1,518.9	295.7	1,642.0	136.4
Interest expense, net	73.4	93.1	258.0	263.1
Income from equity method investments	(24.9)	(31.2)	(59.2)	(66.7)
Other expense (income), net	2.3	(1.2)	2.1	3.4
Total non-operating expenses, net	50.8	60.7	200.9	199.8
Income (loss) from continuing operations before income tax expense (benefit)	1,468.1	235.0	1,441.1	(63.4)
Income tax expense (benefit)	315.7	39.9	299.3	(11.0)
Income (loss) from continuing operations, net of tax	1,152.4	195.1	1,141.8	(52.4)
Discontinued operations:
Income (loss) from discontinued operations	—	(0.4)	(0.3)	(1.8)
Income tax expense (benefit)	—	(0.1)	(0.1)	(0.4)
Income (loss) from discontinued operations, net of tax	—	(0.3)	(0.2)	(1.4)
Net income (loss)	1,152.4	194.8	1,141.6	(53.8)
Net income attributed to non-controlling interests	18.6	16.8	39.6	47.3
Net income (loss) attributable to Delek	$1,133.8	$178.0	$1,102.0	$(101.1)
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

48 |

Management's Discussion and Analysis
Results of Operations
Consolidated Results of Operations — Comparison of the Three and Nine Months Ended September 30, 2026 versus the Three and Nine Months Ended September 30, 2025
Net Income (Loss)
Q3 2026 vs. Q3 2025
Consolidated net income for the third quarter of 2026 was $1,152.4 million compared to net income of $194.8 million for the third quarter of 2025. Consolidated net income attributable to Delek for the third quarter of September 30, 2026 was $1,133.8 million, or $18.55 per basic share, compared to a net income of $178.0 million, or $2.96 per basic share, for the third quarter 2025. Explanations for significant drivers impacting net income as compared to the comparable period of the prior year are discussed in the sections below.
YTD 2026 vs. YTD 2025
Consolidated net income (loss) for the nine months ended September 30, 2026 was $1,141.6 million compared to a net loss of $53.8 million for the nine months ended September 30, 2025. Consolidated net income attributable to Delek for the nine months ended September 30, 2026 was $1,102.0 million, or $18.10 per basic share, compared to a loss of $101.1 million, or $(1.66) per basic share, for the nine months ended September 30, 2025. Explanations for significant drivers impacting net income (loss) as compared to the comparable period of the prior year are discussed in the sections below.

Net Revenues
Q3 2026 vs. Q3 2025
In the third quarter of 2026 and 2025, we generated net revenues of $4,392.1 million and $2,887.0 million, respectively, an increase of $1,505.1 million, or 52.1%. The increase in net revenues was primarily driven by the following factors:
•in our refining segment, increases in the average price of U.S. Gulf Coast gasoline of 58.2%, ULSD of 86.0% and U.S. Gulf Coast HSD of 86.3%;
•increased sales volumes (including purchased products) in our refining segment; and
•in our logistics segment, increased revenue primarily related to increased crude activity in our Delaware Gathering operations.
YTD 2026 vs. YTD 2025
We generated net revenues of $11,132.2 million and $8,293.5 million during the nine months ended September 30, 2026 and 2025, respectively, an increase of $2,838.7 million, or 34.2%. The increase in net revenues was primarily due to the following:
•in our refining segment, increases in the average price of U.S. Gulf Coast gasoline of 40.3%, ULSD of 59.9%, and U.S. Gulf Coast HSD of 60.5%; and
•in our logistics segment, increased revenue primarily related to increased crude activity in our Delaware Gathering operations.
These increases were partially offset by the following:
•decreased sales volumes (including purchased products) in our refining segment primarily related to the Big Spring refinery turnaround in the first quarter of 2026.

Total Operating Costs and Expenses
Cost of Materials and Other
Q3 2026 vs. Q3 2025
Cost of materials and other was $2,479.5 million for the third quarter of 2026 compared to $2,165.7 million for the third quarter of 2025, an increase of $313.8 million, or 14.5%. The net increase in cost of materials and other was primarily driven by the following:
•increases in cost of crude oil feedstocks at the refineries, including a 31.9% increase in the average cost of WTI Cushing crude oil and a 31.0% increase in the average cost of WTI Midland crude oil;
•increased sales volume (including purchased products) in our refining segment;
•an increase in the price of RINs for the three months ended September 30, 2026; and
•an increase in our gathering and processing operations primarily associated with increased crude oil activity in our Delaware Gathering operations.

49 |

Management's Discussion and Analysis
These increases were partially offset by the following:
•small refinery exemptions received in the third quarter of 2026 resulting in a reduction of our Consolidated Net RINs Obligation and therefore a reduction within Cost of materials and other of approximately $334.7 million compared to a reduction of $280.8 million for the third quarter of 2025.
YTD 2026 vs. YTD 2025
Cost of materials and other was $8,335.9 million for the nine months ended September 30, 2026, compared to $6,980.2 million for the nine months ended September 30, 2025, an increase of $1,355.7 million, or 19.4%. The net increase in cost of materials and other primarily related to the following:
•an increase in the cost of crude oil feedstocks at the refineries, including a 25.1% increase in the average cost of WTI Cushing crude oil and a 25.1% increase in the average cost of WTI Midland crude oil;
•an increase in the price of RINs for the nine months ended September 30, 2026;
•an increase in our gathering and processing operations primarily associated with increased crude oil activity in our Delaware Gathering operations.
These increases were partially offset by the following:
•small refinery exemptions received in the third quarter of 2026 resulting in a reduction of our Consolidated Net RINs Obligation and therefore a reduction within Cost of materials and other of approximately $334.7 million compared to a reduction of $280.8 million for the nine months ended September 30, 2025; and
•decreased sales volumes (including purchased products) in our refining segment primarily related to the Big Spring refinery turnaround in the first quarter of 2026.
Operating Expenses
Q3 2026 vs. Q3 2025
Operating expenses (included in both cost of sales and other operating expenses) were $228.6 million for the third quarter of 2026 compared to $231.3 million for the third quarter of 2025, a decrease of $2.7 million, or 1.2%. The decrease in operating expenses was primarily driven by the following:
•an decrease in employee costs of $2.5 million and outside services of $4.6 million.
These decreases were partially offset by the following:
•an increase in lease and rental costs of $2.0 million, supplies of $1.6 million and insurance costs of $1.3 million.
YTD 2026 vs. YTD 2025
Operating expenses (included in both cost of sales and other operating expenses) were $673.1 million for the nine months ended September 30, 2026 compared to $655.7 million for the nine months ended September 30, 2025, an increase of $17.4 million, or 2.7%. The increase in operating expenses was primarily driven by the following:
•an increase in employee costs of $18.1 million, insurance costs of $5.5 million, supplies of $5.2 million and lease and rental costs of $5.2 million.
These increases were partially offset by the following:
•a decrease in variable expenses of $7.2 million including electricity, natural gas, chemical and catalyst costs, maintenance costs of $6.3 million and outside service of $6.3 million and outside services of $5.7 million
General and Administrative Expenses
Q3 2026 vs. Q3 2025
General and administrative expenses were $53.4 million for the third quarter of 2026 compared to $76.8 million for the third quarter of 2025, a decrease of $23.4 million, or 30.5%. The decrease was primarily driven by decreased employee costs of $26.9 million partially offset by an increase of outside services of $5.6 million.
YTD 2026 vs. YTD 2025
General and administrative expenses were $154.1 million for the nine months ended September 30, 2026 compared to $214.9 million for the nine months ended September 30, 2025, a decrease of $60.8 million, or 28.3%. The decrease was primarily driven by decreased restructuring costs of $14.5 million, employee costs of $40.5 million, and supplies costs of $6.2 million.

50 |

Management's Discussion and Analysis
Depreciation and Amortization
Q3 2026 vs. Q3 2025
Depreciation and amortization (included in both cost of sales and other operating expenses) was $111.4 million for the third quarter of 2026 compared to $101.3 million for the third quarter of 2025, an increase of $10.1 million, or 10.0%. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed.
YTD 2026 vs. YTD 2025
Depreciation and amortization (included in both cost of sales and other operating expenses) was $330.4 million for the nine months ended September 30, 2026 compared to $296.7 million for the nine months ended September 30, 2025, an increase of $33.7 million, or 11.4%. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed.
Asset Impairment
Q3 2026 vs. Q3 2025
No asset impairment was recorded for the third quarter of 2026 compared to $16.3 million for the third quarter of 2025, a decrease of $16.3 million, or 100.0%. The decrease was primarily related to the impairment of software development costs for $11.6 million in the third quarter of 2025.
YTD 2026 vs. YTD 2025
No asset impairment was recorded for the nine months ended September 30, 2026 compared to $16.3 million for the nine months ended September 30, 2025, a decrease of $16.3 million, or 100.0%. The decrease was primarily related to the impairment of software development costs for $11.6 million in the nine months ended September 30, 2025.
Other Operating Expense (Income), Net
Q3 2026 vs. Q3 2025
Other operating expense, net decreased by $0.4 million in the third quarter of 2026 to expense of $0.3 million compared to income of $0.1 million in the third quarter of 2025.
YTD 2026 vs. YTD 2025
Other operating income, net was $3.3 million and $6.7 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $3.4 million, or 50.7%. The decrease was primarily driven by the following:
•for the nine months ended September 30, 2025 we recorded a gain of $4.3 million related to Delek Logistics' eminent domain settlement.

Non-Operating Expenses, Net
Interest Expense, Net
Q3 2026 vs. Q3 2025
Interest expense, net was $73.4 million in the third quarter of 2026, compared to $93.1 million in the third quarter of 2025, a decrease of $19.7 million, or 21.2%, primarily driven by the following:
•a decrease in the average effective interest rate and a decrease in net average borrowings outstanding (including the obligations under the inventory intermediation agreement which has an associated interest charge).
YTD 2026 vs. YTD 2025
Interest expense, net was $258.0 million in the nine months ended September 30, 2026, compared to $263.1 million for the nine months ended September 30, 2025, a decrease of $5.1 million, or 1.9% primarily due to the following:
•a decrease in the average effective interest rate and hedge gains associated with our interest rate swaps partially offset by an increase in net average borrowings outstanding (including the obligations under the inventory intermediation agreement which has an associated interest charge) and cost for the extinguishment of debt of $23.5 million.
Results from Equity Method Investments
Q3 2026 vs. Q3 2025
We recognized income of $24.9 million from equity method investments during the third quarter of 2026, compared to $31.2 million for the third quarter of 2025, a decrease of $6.3 million, or 20.2%. This decrease was primarily driven by a decrease in income from our asphalt terminal investment of $5.0 million.

51 |

Management's Discussion and Analysis
YTD 2026 vs. YTD 2025
We recognized income from equity method investments of $59.2 million for the nine months ended September 30, 2026, compared to $66.7 million for the nine months ended September 30, 2025, a decrease of $7.5 million, or 11.2%. This decrease was primarily driven by the following:
•a decrease in income from our asphalt terminal investment of $12.0 million; and
•a decrease in income from our investment in two other pipeline joint ventures of $2.6 million.
These decreases was partially offset by the following:
•an increase in income from our investment in W2W Holdings LLC of $7.4 million.
Other Expense (Income), net
Q3 2026 vs. Q3 2025
Other expense (income), net was $2.3 million of expense in the third quarter of 2026 compared to $1.2 million of income in the third quarter of 2025, an increase of $3.5 million, or 291.7%.
YTD 2026 vs. YTD 2025
Other expense (income), net was $2.1 million of expense in the nine months ended September 30, 2026, compared to $3.4 million of expense for the nine months ended September 30, 2025, a decrease of $1.3 million, or 38.2%.

Income Taxes
Q3 2026 vs. Q3 2025
For the third quarter of 2026, we recorded an income tax expense of $315.7 million from continuing operations compared to an income tax expense of $39.9 million from continuing operations for the third quarter of 2025, primarily driven by the following:
•an increase in pre-tax income of $1,233.1 million; and
•our effective tax rates were 21.5% and 17.0% for the three months ended September 30, 2026 and 2025, respectively, due to the impact of fixed dollar permanent differences on the tax rate and changes to valuation allowances on certain attributes.
YTD 2026 vs. YTD 2025
For the nine months ended September 30, 2026, we recorded an income tax expense of $299.3 million from continuing operations compared to an income tax benefit of $11.0 million from continuing operations for the nine months ended September 30, 2025, primarily driven by the following:
•an increase to pre-tax income of $1,504.5 million; and
•our effective tax rates were 20.8% and 17.4% for the nine months ended September 30, 2026 and 2025, respectively, due to the impact of fixed dollar favorable permanent differences and changes in valuation allowance on certain attributes.

Refer to Note 13 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for further information.

52 |

Management's Discussion and Analysis

Refining Segment
The tables and charts below set forth selected information concerning our refining segment operations ($ in millions, except per barrel amounts):

Selected Refining Financial Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$4,320.1	$2,842.1	$11,006.6	$8,167.2
Cost of materials and other	2,833.9	2,225.4	8,584.2	7,174.8
Refining Margin	$1,486.2	$616.7	$2,422.4	$992.4

Operating expenses (excluding depreciation and amortization)	$159.7	$159.0	$466.0	$467.6

Refining segment EBITDA	$1,327.2	$464.6	$1,962.4	$545.1

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

Refinery Statistics
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total Refining Segment
Days in period	92	92	273	273
Total sales volume - refined product (average bpd) (1)	319,552	317,587	302,738	309,329
Total production (average bpd)	313,451	309,739	294,715	302,291
Crude oil	302,664	303,811	281,412	293,724
Other feedstocks	13,627	10,350	16,086	12,931
Total throughput (average bpd):	316,291	314,161	297,498	306,655

Crude Slate: (% based on amount received in period)
WTI crude oil	73.4%	77.2%	75.6%	73.9%
Gulf Coast Sweet Crude	9.4%	5.0%	7.7%	6.7%
Local Arkansas crude oil	3.1%	3.1%	3.3%	3.4%
Other	14.1%	14.7%	13.4%	16.0%

Crude utilization (% based on nameplate capacity)	100.2%	100.6%	93.2%	97.3%

54 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Tyler, TX Refinery
Days in period	92	92	273	273
Products manufactured (average bpd):
Gasoline	37,261	37,973	37,591	36,199
Diesel/Jet	32,351	33,469	32,329	32,429
Petrochemicals, LPG, natural gas liquids ("NGLs")	1,964	2,121	1,958	2,010
Other	1,606	844	1,292	968
Total production	73,182	74,407	73,170	71,606
Throughput (average bpd):
Crude Oil	72,653	74,948	72,088	72,243
Other feedstocks	2,164	1,144	2,709	1,032
Total throughput	74,817	76,092	74,797	73,275
Per barrel of throughput:
Operating expenses	$5.00	$4.93	$5.15	$5.05
Crude Slate: (% based on amount received in period)
WTI crude oil	79.1%	75.7%	78.8%	74.5%
East Texas crude oil	19.0%	23.8%	19.9%	23.9%
Other	1.9%	0.5%	1.3%	1.6%

El Dorado, AR Refinery
Days in period	92	92	273	273
Products manufactured (average bpd):
Gasoline	41,714	40,320	40,382	38,655
Diesel/Jet	30,343	31,717	29,850	30,229
Petrochemicals, LPG, NGLs	1,179	1,210	1,244	1,058
Asphalt	5,801	7,243	5,834	7,320
Other	590	678	946	1,168
Total production	79,627	81,168	78,256	78,430
Throughput (average bpd):
Crude Oil	79,027	80,659	77,315	77,089
Other feedstocks	1,663	2,205	2,059	2,952
Total throughput	80,690	82,864	79,374	80,041
Per barrel of throughput:
Operating expenses	$5.06	$4.50	$5.13	$4.66
Crude Slate: (% based on amount received in period)
WTI crude oil	87.0%	86.9%	86.5%	79.9%
Local Arkansas crude oil	11.7%	11.9%	12.3%	13.0%
Other	1.3%	1.2%	1.2%	7.1%

55 |

Management's Discussion and Analysis

Refinery Statistics (continued)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Big Spring, TX Refinery
Days in period	92	92	273	273
Products manufactured (average bpd):
Gasoline	37,331	34,163	28,885	33,040
Diesel/Jet	28,543	25,147	21,952	24,041
Petrochemicals, LPG, NGLs	2,906	2,849	2,332	3,630
Asphalt	3,739	2,033	2,570	2,193
Other	1,301	4,544	2,217	4,144
Total production	73,820	68,736	57,956	67,048
Throughput (average bpd):
Crude oil	72,719	68,011	56,948	64,314
Other feedstocks	1,987	2,117	1,673	4,126
Total throughput	74,706	70,128	58,621	68,440
Per barrel of refined throughput:
Operating expenses	$6.17	$7.20	$6.97	$7.33
Crude Slate: (% based on amount received in period)
WTI crude oil	67.2%	75.6%	68.3%	72.8%
WTS crude oil	32.8%	24.4%	31.7%	27.2%

Krotz Springs, LA Refinery
Days in period	92	92	273	273
Products manufactured (average bpd):
Gasoline	43,904	41,867	44,592	41,999
Diesel/Jet	34,000	33,165	32,244	32,801
Heavy Oils	2,190	3,864	1,914	3,899
Petrochemicals, LPG, NGLs	6,726	6,532	6,584	6,508
Other	—	—	—	—
Total production	86,820	85,428	85,334	85,207
Throughput (average bpd):
Crude Oil	78,265	80,193	75,061	80,078
Other feedstocks	7,813	4,884	9,645	4,821
Total throughput	86,078	85,077	84,706	84,899
Per barrel of throughput:
Operating expenses	$5.26	$5.35	$5.40	$5.28
Crude Slate: (% based on amount received in period)
WTI Crude	59.2%	70.7%	66.6%	68.6%
Gulf Coast Sweet Crude	37.5%	18.1%	29.3%	24.4%
Other	3.3%	11.2%	4.1%	7.0%

(1)     Includes inter-refinery sales and sales to other segments which are eliminated in consolidation. See tables below.

56 |

Management's Discussion and Analysis
Included in the refinery statistics above are the following sales to other segments:

Refinery Sales to Other Segments
	Three Months Ended September 30,		Nine Months Ended September 30,
(in barrels per day)	2026	2025	2026	2025

Big Spring refined product sales to other Delek segments	8,391	10,030	10,826	10,533

Pricing Statistics (average for the period presented)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

WTI — Cushing crude oil (per barrel)	$85.79	$65.06	$83.50	$66.74
WTI — Midland crude oil (per barrel)	$86.15	$65.76	$84.47	$67.52
WTS — Midland crude oil (per barrel)	$84.02	$64.96	$81.98	$66.83
LLS (per barrel)	$87.71	$67.25	$85.91	$69.20
Brent (per barrel)	$91.36	$68.17	$88.71	$69.91

U.S. Gulf Coast 5-3-2 crack spread (per barrel) (1)	$63.52	$22.57	$45.50	$19.96
U.S. Gulf Coast 3-2-1 crack spread (per barrel) (1)	$60.31	$21.68	$43.25	$19.24
U.S. Gulf Coast 2-1-1 crack spread (per barrel) (1)	$57.11	$17.89	$39.34	$14.98

U.S. Gulf Coast unleaded gasoline (per gallon)	$3.10	$1.96	$2.75	$1.96
Gulf Coast ultra-low sulfur diesel (per gallon)	$4.24	$2.28	$3.55	$2.22
U.S. Gulf Coast high sulfur diesel (per gallon)	$3.80	$2.04	$3.21	$2.00
Natural gas (per MMBTU)	$2.89	$3.07	$3.10	$3.48

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

57 |

Management's Discussion and Analysis
Refining Segment Operational Comparison of the Three and Nine Months Ended September 30, 2026 versus the Three and Nine Months Ended September 30, 2025
Revenues
Q3 2026 vs. Q3 2025
Revenues for the refining segment increased by $1,478.0 million, or 52.0%, in the third quarter of 2026 compared to the third quarter of 2025. The increase was primarily driven by the following:
•an increase in the average price of U.S. Gulf Coast gasoline of 58.2%, ULSD of 86.0% and U.S. Gulf Coast HSD of 86.3%; and
•an increase in sales volumes (including purchased products).
Net revenues included sales to our logistics segment of $116.3 million and $85.4 million for the three months ended September 30, 2026 and September 30, 2025, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2026 vs. YTD 2025
Revenues for the refining segment increased $2,839.4 million, or 34.8%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily driven by the following:
•an increase in the average price of U.S. Gulf Coast gasoline of 40.3%, ULSD of 59.9%, and U.S. Gulf Coast HSD of 60.5%.
These increases were partially offset by the following:
•a decrease in sales volumes (including purchased products) primarily related to the Big Spring refinery turnaround in the first quarter of 2026.
Revenues included sales to our logistics segment of $373.4 million and $259.9 million for the nine months ended September 30, 2026 and 2025, respectively. We eliminate this intercompany revenue in consolidation.
Cost of Materials and Other
Q3 2026 vs. Q3 2025
Cost of materials and other increased by $608.5 million, or 27.3%, in the third quarter of 2026 compared to the third quarter of 2025. The increase was primarily driven by the following:
•increases in the cost of WTI Cushing crude oil, from an average of $65.06 per barrel to an average of $85.79, or 31.9% and increases in the cost of WTI Midland crude oil, from an average of $65.76 per barrel to an average of $86.15, or 31.0%; and
•increased sales volume (including purchased products); and
•an increase in the price of RINs for the three months ended September 30, 2026.
These increases were partially offset by the following:
•small refinery exemptions received in the third quarter of 2026 resulting in a reduction of our Consolidated Net RINs Obligation and therefore a reduction within Cost of materials and other of approximately $334.7 million compared to a reduction of $280.8 million for third quarter of 2025.
YTD 2026 vs. YTD 2025
Cost of materials and other increased $1,409.4 million, or 19.6%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily driven by the following:
•increases in the cost of WTI Cushing crude oil, from an average of $66.74 per barrel to an average of $83.50, or 25.1% and increases in the cost of WTI Midland crude oil, from an average of $67.52 per barrel to an average of $84.47, or 25.1%; and
•an increase in the price of RINs for the nine months ended September 30, 2026.
The increases were partially offset by the following:
•small refinery exemptions received in the third quarter of 2026 resulting in a reduction of our Consolidated Net RINs Obligation and therefore a reduction within Cost of materials and other of approximately $334.7 million compared to a reduction of $280.8 million for the nine months ended September 30, 2025; and
•a decrease in sales volumes (including purchased products) primarily related to the Big Spring refinery turnaround in the first quarter of 2026.

58 |

Management's Discussion and Analysis
Our refining segment purchases finished product from our logistics segment and has multiple service agreements with our logistics segment which, among other things, require the refining segment to pay terminalling and storage fees based on the throughput volume of crude and finished product in the logistics segment pipelines and the volume of crude and finished product stored in the logistics segment storage tanks, subject to minimum volume commitments. These costs and fees were $184.2 million and $555.7 million during the three and nine months ended September 30, 2026, respectively, and $131.0 million and $370.9 million during the three and nine months ended September 30, 2025, respectively. We eliminate these intercompany fees in consolidation.
Operating Expenses
Q3 2026 vs. Q3 2025
Operating expenses increased by $0.7 million, or 0.4%, in the third quarter of 2026 compared to the third quarter of 2025. The increase in operating expenses was primarily driven by employee expenses and certain variable costs.
YTD 2026 vs. YTD 2025
Operating expenses decreased $1.6 million, or 0.3%, in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease in operating expenses was primarily driven by the following:
•a decrease in outside services of $16.1 million primarily driven by the Big Spring refinery turnaround.
The decreases were partially offset by the following:
•an increase in employee expenses of $9.0 million and lease and rental expenses of $5.3 million.

Refining Margin
Q3 2026 vs. Q3 2025
Refining segment margin increased by $869.5 million, or 141.0%, in the third quarter of 2026 compared to the third quarter of 2025, with a refining margin percentage of 34.4% as compared to 21.7% for the third quarter of 2026 and 2025, respectively, primarily driven by the following:
•a 181.4% increase in the 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 178.2% increase in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery) and a 219.2% increase in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery);
•increased sales volume (including purchased products); and
•small refinery exemptions received in the third quarter of 2026 resulting in a reduction of our Consolidated Net RINs Obligation and therefore a reduction within Cost of materials and other of approximately $334.7 million compared to a reduction of $280.8 million for the third quarter of 2025.
YTD 2026 vs. YTD 2025
Refining margin increased by $1,430.0 million, or 144.1%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, with a refining margin percentage of 22.0% as compared to 12.2% for the nine months ended September 30, 2026 and 2025, respectively, primarily driven by the following:
•a 128.0% increase in the Gulf Coast 5-3-2 crack spread (the primary measure for the Tyler refinery and El Dorado refinery), a 124.8% increase in the average Gulf Coast 3-2-1 crack spread (the primary measure for the Big Spring refinery) and a 162.6% increase in the average Gulf Coast 2-1-1 crack spread (the primary measure for the Krotz Springs refinery); and
•small refinery exemptions received in the third quarter of 2026 resulting in a reduction of our Consolidated Net RINs Obligation and therefore a reduction within Cost of materials and other of approximately $334.7 million compared to a reduction of $280.8 million for the third quarter of 2025.
These increases were partially offset by the following:
•a decrease in sales volumes (including purchased products) primarily related to the Big Spring refinery turnaround in the first quarter of 2026.

59 |

Management's Discussion and Analysis

EBITDA
Q3 2026 vs. Q3 2025
EBITDA increased by $862.6 million, or 185.7%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to an increase in refining margin driven by increased crack spreads, increased sales volumes and receipt of small refinery exemptions.
YTD 2026 vs. YTD 2025
EBITDA increased by $1,417.3 million, or 260.0% for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to an increase in refining margin driven by increased crack spreads and receipt of small refinery exemptions offset by decreased sales volumes (including purchased products) primarily related to the Big Spring refinery turnaround in the first quarter of 2026.

60 |

Management's Discussion and Analysis

Logistics Segment
The table below sets forth certain information concerning our logistics segment operations ($ in millions, except per barrel amounts):

Selected Logistics Financial and Operating Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$372.5	$261.3	$1,054.7	$757.6
Cost of materials and other	$227.5	$129.8	$635.1	$378.2
Operating expenses (excluding depreciation and amortization)	$46.7	$43.8	$137.1	$122.9
EBITDA	$118.6	$108.6	$333.5	$297.4

Operating Information:
Gathering & Processing: (average bpd)
Lion Pipeline System:
Crude pipelines (non-gathered)	70,109	71,802	68,756	68,340
Refined products pipelines	52,240	59,679	49,680	56,442
SALA Gathering System	9,371	9,053	9,447	9,781
East Texas Crude Logistics System	31,471	31,317	31,020	30,462
Midland Gathering Assets	205,606	222,980	211,209	213,750
Plains Connection System	160,339	185,151	182,935	174,446
Delaware Gathering Assets:
Natural gas gathering and processing (Mcfd) (1)	93,777	62,692	79,574	61,157
Crude oil gathering (average bpd)	150,814	153,745	145,885	137,828
Water disposal and recycling (average bpd)	108,299	87,176	108,279	110,575
Midland Water Gathering System:
Water disposal and recycling (average bpd)	512,436	573,028	599,854	620,910

Wholesale Marketing & Terminalling:
East Texas - Tyler refinery sales volumes (average bpd) (2)	—	67,439	—	67,609
West Texas wholesale marketing throughputs (average bpd)	3,117	2,680	6,328	8,058
West Texas wholesale marketing margin per barrel	$9.99	$4.50	$5.41	$3.41
Terminalling throughputs (average bpd) (3)	158,907	145,808	151,423	144,629
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

61 |

Management's Discussion and Analysis
Logistics Segment Operational Comparison of the Three and Nine Months Ended September 30, 2026 versus the Three and Nine Months Ended September 30, 2025
Revenues
Q3 2026 vs. Q3 2025
Net revenues increased by $111.2 million, or 42.6%, in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by:
•increased revenue of $39.5 million in our West Texas marketing operations primarily driven by an increase in average sales prices of gasoline and diesel and an increase in RINs revenue partially offset by a decrease in volumes sold:
◦the average sales prices per gallon of gasoline and diesel sold increased by $1.00 and $1.88 per gallon, respectively;
◦RINs revenue increased by $1.7 million primarily due to increased RINs prices; and
◦the volumes of gasoline and diesel sold decreased by 3.9 million gallons and 1.1 million gallons, respectively.
•increased revenue of $71.7 million primarily associated with the Delek Permian Gathering purchasing and blending activities and increased crude activity in our Delaware Gathering operations.
These increases were partially offset by the following:
•a decrease of $6.9 million associated with the termination of a marketing agreement with Delek, under which Delek Logistics marketed 100% of the refined products output of the Tyler Refinery (the "East Texas Marketing Agreement") effective January 1, 2026.
Net revenues included sales to our refining segment of $184.2 million and $131.0 million for the three months ended September 30, 2026 and September 30, 2025, respectively. We eliminate this intercompany revenue in consolidation.
YTD 2026 vs. YTD 2025
Net revenues increased by $297.1 million, or 39.2%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily driven by the following:
•increased revenue of $124.2 million in our West Texas marketing operations primarily driven by an increase in average sales prices per gallon, a net increase in volumes sold and an increase in RINs revenue:
◦the average sales prices per gallon of gasoline and diesel sold increased by $0.67 and $1.25 per gallon, respectively;
◦the volumes gasoline sold increased by 5.7 million gallons while the volumes of diesel sold decreased by 3.1 million; and
◦RINs revenue increased $7.4 million primarily due to increased RINs prices.
•increased revenue of $185.1 million primarily associated with the Delek Permian Gathering purchasing and blending activities which was transferred to Delek Logistics on May 1, 2025 and increased crude activity in our Delaware Gathering operations.
These increases were partially offset by the following:
•a decrease of $20.3 million associated with the termination of the East Texas Marketing Agreement.
Net revenues included sales to our refining segment of $555.7 million and $370.9 million for the nine months ended September 30, 2026 and 2025, respectively, and sales to corporate and other of $0.0 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively. We eliminate this intercompany revenue in consolidation.

Cost of Materials and Other
Q3 2026 vs. Q3 2025
Cost of materials and other for the logistics segment increased by $97.7 million, or 75.3%, in the third quarter of 2026 compared to the third quarter of 2025. The increase was primarily driven by the following:
•increased costs of materials and other of $35.5 million in our West Texas marketing operations primarily driven by an increase in average cost per gallon of gasoline and diesel sold partially offset by a decrease in volumes sold:
◦the average cost per gallon of gasoline and diesel sold increased by $0.94 per gallon and $1.81 per gallon, respectively; and
◦the volumes of gasoline and diesel sold decreased by 3.9 million gallons and 1.1 million gallons, respectively.
•an increase of $60.8 million in our gathering and processing segment primarily associated with increased costs associated with our Delaware Gathering operations.
Our logistics segment purchased product from our refining segment of $116.3 million and $85.4 million for the three months ended September 30, 2026 and September 30, 2025, respectively. We eliminate these intercompany costs in consolidation.

62 |

Management's Discussion and Analysis
YTD 2026 vs. YTD 2025
Cost of materials and other for the logistics segment increased by $256.9 million, or 67.9%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily driven by the following:
•increased costs of materials and other of $118.1 million in our West Texas marketing operations was primarily driven by an increase in average cost per gallon of gasoline and diesel sold and a net increase in volumes sold:
◦the average cost per gallon of gasoline and diesel sold increased by $0.65 per gallon and $1.29 per gallon, respectively; and
◦the volumes of gasoline sold increased by 5.7 million gallons, while diesel sold decreased by 3.1 million gallons.
•an increase of $136.9 million in our gathering and processing operations primarily associated with increased crude oil activity in our Delaware Gathering operations.
Our logistics segment purchased product from our refining segment for $373.4 million and $259.9 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. We eliminate these intercompany costs in consolidation.
Operating Expenses
Q3 2026 vs. Q3 2025
Operating expenses increased by $2.9 million, or 6.6%, in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by the following:
•an increase of $1.9 million in outside services, $1.2 million in other operating expenses primarily associated with our Midland Water Gathering operations, maintenance and repairs expenses and employee expenses totalling $1.4 million largely associated with our Delaware Gathering operations and lease, rental and supplies expense of $1.6 million.
These increases were partially offset by the following:
•a decrease in variable expenses of $2.4 million primarily associated with our Midland Water Gathering operations and taxes, licenses and fees of $1.3 million largely associated with our Delaware Gathering operations.

63 |

Management's Discussion and Analysis
YTD 2026 vs. YTD 2025
Operating expenses increased by $14.2 million, or 11.6%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by the following:
•an increase of $15.7 million in outside services, employee expenses of $3.8 million, supplies expense of $2.3 million and insurance expense of $2.2 million.
These increases were partially offset by the following:
•a $5.5 million decrease in certain variable expenses and a $4.5 million decrease in maintenance and repair costs.

EBITDA
Q3 2026 vs. Q3 2025
EBITDA increased by $10.0 million, or 9.2%, in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by the following:
•an increase in wholesale margins of $5.49 per barrel; and
•increased revenue from crude gathering.
The increases was partially offset by the following:
•lower revenue due to the termination of the East Texas Marketing Agreement to Delek Holdings effective January 1, 2026.
YTD 2026 vs. YTD 2025
EBITDA increased by $36.1 million, or 12.1%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by the following:
•a $2.00 per barrel increase in wholesale margins; and
•increased revenue from crude gathering.
The increases were partially offset by the following:
•lower revenue due to the termination of the East Texas Marketing Agreement to Delek Holdings effective January 1, 2026.

64 |

Management's Discussion and Analysis
Liquidity and Capital Resources
Sources of Capital
Our primary sources of liquidity and capital resources are
•cash generated from our operating activities;
•borrowings under our debt facilities; and
•potential issuances of additional equity and debt securities.
At September 30, 2026, total liquidity was $3,746.7 million, consisting primarily of $2,411.6 million in unused credit commitments under our revolving credit facilities (as discussed in Note 9 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) and $1,335.1 million in cash and cash equivalents. Unused revolving commitments of $1,300.0 million are held by or available only to Delek Logistics and its subsidiaries and are not available to fund our obligations or those of our other subsidiaries. Excluding Delek Logistics, our liquidity at September 30, 2026 was $2,397.7 million, consisting of $1,286.1 million of cash and cash equivalents and $1,111.6 million of unused commitments under the Delek Revolving Credit Facility. Historically, we have generated sufficient cash from operations to fund working capital requirements, pay quarterly cash dividends, repurchase common stock and fund capital expenditures. On October 29, 2026, our Board of Directors approved a quarterly cash dividend of $0.300 per share of our common stock. During the three and nine months ended September 30, 2026, 695,410 and 1,138,303 shares, respectively, of our common stock were repurchased and canceled at the time of the transaction for an aggregate consideration of $50.0 million and $70.0 million, respectively. As of September 30, 2026, there was $394.2 million of authorization remaining under Delek's aggregate stock repurchase program.
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
As of September 30, 2026, we believe we were in compliance with all of our debt maintenance covenants, where the most significant long-term obligation subject to such covenants was the Delek Term Loan Credit Facility (see further discussion in Note 9 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q). Additionally, we were in compliance with covenants during the quarter ended September 30, 2026. Failure to meet the incurrence covenants could impose certain incremental restrictions on our ability to incur new debt and also may limit whether and the extent to which we may pay dividends, as well as impose additional restrictions on our ability to repurchase our stock, make new investments and incur new liens (among others). Such restrictions would generally remain in effect until such a quarter that we return to compliance under the applicable incurrence based covenants. In the event that we are subject to these incremental restrictions, we believe that we have sufficient current and alternative sources of liquidity, including (but not limited to): available borrowings under our existing Delek Revolving Credit Facility, and for Delek Logistics, under its Delek Logistics Revolving Facility; the allowance to incur an additional $750.0 million of secured debt under the Delek Term Loan Credit Facility (see further discussion of these facilities in Note 9 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q); the ability to nominate each month whether to include volumes related to the Krotz Springs, El Dorado and Big Spring refineries for funding under the Inventory Intermediation Agreement (as defined in Note 8 of our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q); as well as the possibility of obtaining other secured and unsecured debt, raising capital through equity issuance, or taking advantage of transactional financing opportunities such as sale-leasebacks or joint ventures, as otherwise contemplated and allowed under our incurrence covenants.

65 |

Management's Discussion and Analysis
Cash Flows
The following table sets forth a summary of our consolidated cash flows (in millions):

Consolidated
	Nine Months Ended September 30,
	2026	2025
Cash Flow Data:
Operating activities - continuing operations	$1,291.6	$34.4
Operating activities - discontinued operations	(0.2)	(1.4)
Total Operating activities	1,291.4	33.0
Investing activities - continuing operations	(483.0)	(581.0)
Total Investing activities	(483.0)	(581.0)
Financing activities - continuing operations	(99.1)	443.3
Total Financing activities	(99.1)	443.3
Net increase (decrease)	$709.3	$(104.7)

Cash Flows from Operating Activities
Continuing Operations
Net cash provided by operating activities from continuing operations was $1,291.6 million for the nine months ended September 30, 2026, compared to net cash provided of $34.4 million for the comparable period of 2025. The increases were a result of cash receipts from customers and cash payments to suppliers and for salaries resulting in a net $1,292.0 million increase in cash provided by operating activities and a reduction in cash paid for debt interest of $25.2 million. These increases were partially offset by an increase in cash taxes paid of $66.3 million.
Cash Flows from Investing Activities
Continuing Operations
Net cash used in investing activities from continuing operations was $483.0 million for the nine months ended September 30, 2026, compared to $581.0 million in the comparable period of 2025. The decrease in cash used in investing activities was primarily due to the Gravity Acquisition in 2025 for $181.2 million offset by a $63.3 million increase in purchases of property, plant and equipment.
Cash Flows from Financing Activities
Continuing Operations
Net cash used in financing activities from continuing operations was $99.1 million for the nine months ended September 30, 2026, compared to cash provided of $443.3 million in the comparable 2025 period. The decrease in cash provided was primarily due to net proceeds on term debt of $386.4 million for the nine months ended September 30, 2026 compared to net proceeds of $692.9 million in the comparable 2025 period, net payments on product and other financing arrangements of $177.0 million for the nine months ended September 30, 2026 compared to net proceeds of $216.8 million in the comparable 2025 period, payments of $44.7 million for deferred financing costs for the nine months ended September 30, 2026 compared to deferred financing costs of $10.9 million in the comparable 2025 period, payments of $34.3 million for capped call transactions for the nine months ended September 30, 2026 with none purchased in the comparable 2025 period and payments of $70.0 million for the repurchase of common stock for the nine months ended September 30, 2026 compared to the repurchase of $59.4 million in the comparable 2025 period.
These decreases in cash provided were partially offset by proceeds from the Delek Logistics equity offerings of $220.2 million for the nine months ended September 30, 2026 and net payments on long-term revolvers of $211.9 million for the nine months ended September 30, 2026 compared to net payments of $278.6 million in the comparable 2025 period.
Cash Position and Indebtedness
As of September 30, 2026, cash and cash equivalents totaled $1,335.1 million, and total long-term indebtedness was approximately $3,389.8 million, net of deferred financing costs and debt discount of $68.1 million. Letters of credit issued totaled approximately $138.4 million, and unused credit commitments or borrowing base availability, as applicable, under our revolving credit facilities was approximately $2,411.6 million. The increase of $174.6 million in total long-term principal indebtedness as of September 30, 2026 compared to December 31, 2025 resulted primarily from issuance of the Delek 2031 Convertible Notes and Delek Logistics 2034 Notes offset by a decrease in net borrowings under the Delek Term Loan Credit Facility, decreased borrowings under the Delek Logistics Revolving Facility, partial redemption of the Delek Logistics 2029 Notes and redemption of the Delek Logistics 2028 Notes. As of September 30, 2026, our total long-term indebtedness (as defined in Note 9 of the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q) consisted of the following:

66 |

Management's Discussion and Analysis
•the Delek Revolving Credit Facility with no outstanding borrowings (maturity of April 9, 2031);
•aggregate principal of $847.9 million under the Delek Term Loan Credit Facility (maturity of May 15, 2032 and effective interest of 7.77%);
•aggregate principal of $460.0 million under the Delek 2031 Convertible Notes (maturity of November 1, 2031 and effective interest of 0.00%);
•the Delek Logistics Revolving Facility with no outstanding borrowings (maturity of March 26, 2031);
•aggregate principal of $650.0 million under the Delek Logistics 2029 Notes (due in 2029, with effective interest rate of 8.80%);
•aggregate principal of $700.0 million under the Delek Logistics 2033 Notes (due in 2033, with effective interest rate of 7.63%); and
•aggregate principal of $800.0 million under the Delek Logistics 2034 Notes (due in 2034, with effective interest rate of 7.15%).
We also utilize supplemental financing arrangements to fund operating assets or, from time to time, to monetize assets not needed in the near term when internal cost of capital and other criteria are met. Such arrangements include our inventory intermediation arrangement, which finances a significant portion of our first-in, first-out inventory at the refineries and, from time to time, RINs or other non-inventory product financing liabilities and funded letters of credit. Our long-term inventory intermediation obligation with Citigroup Energy Inc. ("Citi") was $129.5 million at September 30, 2026. See Note 8 of the accompanying condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q for additional information about our Inventory Intermediation Agreement. Product financing liabilities, consisting primarily of RIN financings, totaled $184.4 million as of September 30, 2026, all of which is due within the next 12 months. See further description of these types of arrangements in the Environmental Credits and Related Regulatory Obligations accounting policy disclosed in Note 2 to our accompanying consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, of our December 31, 2025 Annual Report on Form 10-K. For both arrangements and the related commitments, see also our "Cash Requirements" section below.
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
Capital Spending
A key component of our long-term strategy is our capital expenditure program. The following table summarizes our actual capital expenditures for the nine months ended September 30, 2026, by operating segment and major category (in millions):

	2026 Low Forecast (1)	2026 High Forecast(1)	Nine Months Ended September 30, 2026 Actual(2)
Refining
Regulatory			$19.7
Sustaining maintenance, including turnaround activities			212.9
Growth projects			1.5
Refining segment total	$237.0	$270.0	$234.1
Logistics
Regulatory			4.1
Sustaining maintenance			13.8
Growth projects			138.5
Logistics segment total	$250.0	$260.0	$156.4
Corporate and Other
Regulatory			0.1
Sustaining maintenance			9.0
Growth projects			(0.3)
Other total	$13.0	$20.0	$8.8
Total capital spending	$500.0	$550.0	$399.3

67 |

Management's Discussion and Analysis
(1) During the second quarter of 2026, we revised our 2026 full-year capital forecast to include a low and high range for each segment to better reflect the range of potential outcomes based on management's current estimates for the remainder of the year.
(2) Amounts exclude capitalized interest and internal labor costs of $32.4 million and $23.5 million in specialized project financing not included in the forecast.

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
Cash Requirements
Long-Term Cash Requirements Under Contractual Obligations
Information regarding our known cash requirements under contractual obligations of the types described below as of September 30, 2026, is set forth in the following table (in millions):

	Payments Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
Long-term debt and notes payable obligations	$8.5	$667.0	$17.0	$2,765.4	$3,457.9
Interest (1)	223.0	411.1	324.6	303.2	1,261.9
Operating lease commitments (2)	6.9	43.9	10.2	10.0	71.0
Purchase commitments (3)	765.5	—	—	—	765.5
Product financing agreements (4)	184.4	—	—	—	184.4
Transportation agreements (5)	174.5	307.4	294.8	276.7	1,053.4
Inventory intermediation obligation (6)	10.3	129.5	—	—	139.8
Retail Stores obligations (7)	10.6	17.2	9.7	2.6	40.1
Total	$1,383.7	$1,576.1	$656.3	$3,357.9	$6,974.0
(1) Expected interest payments on debt outstanding at September 30, 2026. Floating interest rate debt is calculated using September 30, 2026, rates. For additional information, see Note 9 to the condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q.
(2) Amounts reflect future estimated lease payments under operating leases having remaining non-cancellable terms in excess of one year as of September 30, 2026.
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

Other Cash Requirements
Our material short-term cash requirements under contractual obligations are presented above, and we expect to fund the majority of those requirements with cash flows from operations. Our other cash requirements consisted of operating activities, capital expenditures and our long-term exchange contract. Operating activities include cash outflows related to payments to suppliers for crude and other inventories (which are largely reflected in our contractual purchase commitments in the table above) and payments for salaries and other employee related costs. Cash outlays in 2027 are planned to include incentive compensation payments that were earned and accrued in 2026. In line with our long-term sustainable strategy, future cash requirements will include initiatives to build on our long-term sustainable business model and sum of the parts initiatives. Our long-term exchange contract relates to the return of approximately 1.2 million barrels of crude in 2028.
Refer to the cash flow section for our operating activities spend during the nine months ended September 30, 2026. While many of the expenses related to the operating activities are variable in nature, some of the expenditures can be somewhat fixed in the short-term due to forward planning on our level of activity.

68 |

Management's Discussion and Analysis
Refer to the 'Capital Spending' section for our capital expenditures for the nine months ended September 30, 2026, and our anticipated cash requirements for planned capital expenditures for the full year 2026.
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
The following table sets forth information relating to our open commodity derivative contracts, excluding our trading derivative contracts (which are discussed separately below), as of September 30, 2026 ($ in millions):

	Total Outstanding		Notional Contract Volume by Year of Maturity
Contract Description	Fair Value	Notional Contract Volume	2026	2027	2028
Contracts not designated as hedging instruments:
Crude oil price swaps - long (1)	$71.3	7,013,000	4,156,000	1,632,000	1,225,000
Crude oil price swaps - short (1)	(73.3)	6,428,000	4,820,000	1,608,000	—
Crude oil options - long (1)	0.2	250,000	250,000	—	—
Crude oil options - short (1)	(0.2)	250,000	250,000	—	—
Inventory, refined product and crack spread swaps - long (1)	27.2	380,000	380,000	—	—
Inventory, refined product and crack spread swaps - short (1)	(22.5)	535,000	535,000	—	—
RINs commitment contracts - long (2)	(22.6)	184,861,156	184,861,156	—	—
RINs commitment contracts - short (2)	35.6	(253,861,156)	(253,861,156)	—
Total	$15.7
(1) Volume in barrels.
(2) Volume in RINs.

69 |

Management's Discussion and Analysis
Interest Rate Risk
We have market exposure to changes in interest rates relating to our outstanding floating rate borrowings, which totaled approximately $847.9 million as of September 30, 2026.
We help manage this risk through interest rate swap agreements that we may periodically enter into in order to modify the interest rate characteristics of our outstanding long-term debt. In accordance with ASC 815, all interest rate hedging instruments are recorded at fair value and any changes in the fair value between periods are recognized in earnings. We expect that any interest rate derivatives held will reduce our exposure to short-term interest rate movements. As of September 30, 2026, we had one floating-to-fixed interest rate derivative agreement in place for a notional amount of $200.0 million, which matures in April 2028. The estimated fair value of our interest rate derivative position was an asset of $0.6 million as of September 30, 2026.
The annualized impact of a hypothetical one percent change in interest rates on our floating rate debt, after considering the interest rate swap, outstanding as of September 30, 2026 would be to change interest expense by approximately $6.5 million.
We also have interest rate exposure in connection with our Inventory Intermediation Agreement under which we pay a time value of money charge based on SOFR.
Commodity Derivatives Trading Activities
From time to time, we enter into active trading positions in a variety of commodity derivatives, which include forward physical contracts, swap contracts, exchange contracts, option contracts and futures contracts. These trading activities are undertaken by using a range of contract types in combination to create incremental gains by capitalizing on crude oil supply and pricing seasonality. These contracts are recognized at fair value with changes in fair value recognized in the income statement. In April 2026, Delek entered into a contract to exchange crude oil barrels. Under the arrangement, the counterparty agreed to deliver 1.0 million barrels to Delek in the second quarter of 2026, with a return of approximately 1.2 million barrels in 2028. The arrangement is accounted for as a derivative, indexed to forward crude pricing and was a liability of $88.9 million as of September 30, 2026. We had no other outstanding trading commodity derivative contracts as of September 30, 2026.

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
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
In addition, in May 2026, the Company filed a petition in the U.S. Court of Appeals for the D.C. Circuit challenging the EPA's final rule reallocating small refinery exemption volumes from prior compliance years into the annual Renewable Fuel Standard volume obligations for the 2026 and 2027 compliance years (the "Set 2 Rule"). We are one of numerous refining companies that are parties to this litigation. The petitions for review were filed, and the court has not yet entered a scheduling order.
Aside from the matters discussed above and disclosure updated in Note 12, there have been no material developments to the proceedings previously reported in our Annual Report on Form 10-K filed on February 27, 2026 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026.
ITEM 1A. RISK FACTORS
There were no material changes during the nine months ended September 30, 2026 to the risk factors identified in the Company’s fiscal 2025 Annual Report on Form 10-K with the exception of the following:
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

72 |

Other Information
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
We may not have the ability to raise the funds necessary to settle conversions of, or to repurchase, our 0.00% Convertible Senior Notes due 2031, and our indebtedness could limit our flexibility.
In September 2026, we issued $460.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2031 (the “Delek 2031 Convertible Notes”). Upon conversion, we are required to pay cash for each $1,000 of principal amount converted in an amount equal to at least the lesser of $1,000 and the sum of the daily conversion values, and we may settle any amount above principal in cash, shares of our common stock, or a combination of the two. Holders may also require us to repurchase their notes for cash upon a fundamental change at 100% of the principal amount plus any accrued and unpaid interest. We may not have sufficient cash or be able to obtain financing at the time we are required to make these payments, and our ability to make them may be limited by law, by regulatory authority or by the agreements governing our other indebtedness. A default under the indenture, or a fundamental change itself, could lead to a default under the agreements governing our other indebtedness, which could in turn result in that indebtedness becoming immediately payable in full.
The Delek 2031 Convertible Notes increased our consolidated indebtedness. As of September 30, 2026, our total consolidated indebtedness for borrowed money was $3,389.8 million, of which $1,264.2 million was secured. Our indebtedness could increase our vulnerability to adverse economic and industry conditions, limit our ability to obtain additional financing, require us to dedicate a portion of our cash flow to debt service, and limit our flexibility in planning for or reacting to changes in our business. The indenture governing the Delek 2031 Convertible Notes does not restrict us or our subsidiaries from incurring additional indebtedness (including secured indebtedness), paying dividends or repurchasing securities, although our Delek Term Loan Credit Facility and Delek Revolving Credit Facility contain certain limitations.
The Delek 2031 Convertible Notes are effectively junior to our secured indebtedness and structurally subordinated to the liabilities of our subsidiaries that do not guarantee them, including Delek Logistics.
The Delek 2031 Convertible Notes are our senior unsecured obligations and are guaranteed on a senior unsecured basis by each of our subsidiaries that guarantees the Delek Term Loan Credit Facility or the Delek Revolving Credit Facility. The notes and the guarantees are

73 |

Other Information
effectively junior to our and the guarantors’ secured indebtedness to the extent of the value of the assets securing that indebtedness, and the notes are structurally subordinated to all indebtedness and other liabilities, including trade payables, of our subsidiaries that do not guarantee them. As of September 30, 2026, our non-guarantor subsidiaries had approximately $2.15 billion of indebtedness for borrowed money outstanding, substantially all of which was indebtedness of Delek Logistics and its subsidiaries. The agreements governing Delek Logistics’ indebtedness contain covenants that may restrict its ability to make distributions or otherwise transfer funds to us. In addition, a subsidiary’s guarantee may be released without the consent of the holders of the notes in certain circumstances, including if the subsidiary ceases to guarantee our credit facilities.
If the conversion conditions are met, the Delek 2031 Convertible Notes could adversely affect our liquidity and our reported results.
If the conditional conversion feature of the Delek 2031 Convertible Notes is triggered, holders will be entitled to convert their notes during specified periods at their option, and we would be required to pay cash for the principal amount of any notes converted, which could adversely affect our liquidity. Even if holders do not elect to convert, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Because the principal amount of the notes must be paid in cash upon conversion, the shares underlying the notes are included in diluted earnings per share only to the extent the conversion value exceeds the principal amount; as a result, our diluted earnings per share could be lower than if we had not issued the notes, even when the notes are not convertible. See Notes 4 and 9 to our condensed consolidated financial statements.
Conversion of the Delek 2031 Convertible Notes may dilute our stockholders and depress the price of our common stock, and the related capped call transactions may not fully offset dilution and expose us to counterparty risk.
To the extent we settle any portion of our conversion obligation in shares of our common stock, conversions will dilute the ownership interests of our stockholders, and sales in the public market of shares issued upon conversion could adversely affect the prevailing market price of our common stock. The existence of the notes may also encourage short selling by market participants because conversion of the notes could be used to satisfy short positions. The initial conversion price of the notes is approximately $85.31 per share.
In connection with the offering, we entered into capped call transactions with certain financial institutions at a cost of approximately $34.3 million. The capped call transactions are expected generally to reduce potential dilution to our common stock upon conversion of the notes and/or offset cash payments we are required to make in excess of the principal amount of converted notes, in each case up to an initial cap price of approximately $117.09 per share. The capped call transactions do not reduce dilution above the cap price. The option counterparties or their affiliates are likely to enter into, modify and unwind hedging transactions in our common stock and other securities of ours, including in connection with conversions of the notes, and this activity could increase or decrease the market price of our common stock and the notes and, during any observation period relating to a conversion, affect the number of shares and value of the consideration received by converting holders. The option counterparties are financial institutions, and our exposure to them is unsecured. If an option counterparty defaults or becomes subject to insolvency proceedings, we would be an unsecured creditor with a claim equal to our exposure at that time, and we could suffer adverse tax consequences and more dilution than we currently anticipate. The terms of the capped call transactions may also be adjusted in certain corporate events and may not operate as we intend.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to the purchase of shares of our common stock made during the three months ended September 30, 2026 by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18 of the Exchange Act (inclusive of all purchases that have settled as of September 30, 2026).

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 - July 31	—	$—	—	$444.2
August 1 - August 31	146,592	$68.24	146,592	$434.2
September 1 - September 30	548,818	$72.89	548,818	$394.2
Total	695,410	$71.91	695,410	N/A
(1)     On September 3, 2024, the Board of Directors approved a $400 million increase in the share repurchase authorization. The program has no expiration date. (See further discussion in Note 18 to our condensed consolidated financial statements in Item 1. Financial Statements, of this Quarterly Report on Form 10-Q

74 |

Other Information
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On August 13, 2026, Robert G. Wright, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 10,000 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is August 18, 2027.
On August 28, 2026, Ezra Uzi Yemin, Chairman of our Board of Directors, adopted a Rule 10b5-1 trading arrangement for the sale of up to 100,000 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is November 29, 2027.
On September 14, 2026, William J. Finnerty, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement for the sale of up to 5,000 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is August 31, 2027.
On September 14, 2026, Avigal Soreq, our Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement for the sale of up to 50,000 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is September 3, 2027.
Employment Agreement
On November 4, 2026, the Human Capital and Compensation Committee approved changes to the compensation of Reuven Spiegel, the Company’s Executive Vice President, Special Projects, in connection with his transition to a 60% work schedule effective January 1, 2027. His compensation will consist of an annual base salary of $400,000, and a $400,000 long-term incentive award consisting solely of time-based restricted stock units vesting in 2027. Following the expiration of his current employment agreement in December 2027, Mr. Spiegel will provide consulting services for one year in 2028 for $400,000.

75 |

Exhibits
ITEM 6. EXHIBITS

Exhibit No.		Description

4.1	#	Indenture, dated as of September 29, 2026, by and among Delek US Holdings, Inc., the guarantors named therein and U.S. Bank Trust Company, National Association.

4.2		Form of 0.00% Convertible Senior Notes due 2031 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 29, 2026).

10.1		Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2026).

10.2	*#	First Amendment to Executive Employment Agreement, by and between Delek US Holdings, Inc. and Robert Wright, effective as of July 1, 2026.

10.3	*#	Fifth Amendment to Executive Employment Agreement, by and between Delek US Holdings, Inc. and Reuven Spiegel, effective as of July 1, 2026.

10.4	*#	Second Amendment to Executive Employment Agreement, by and between Delek US Holdings, Inc. and Avigal Soreq, effective as of July 1, 2026.

10.5	*#	Executive Employment Agreement, by and between Delek US Holdings, Inc. and Misty Lavender, effective as of July 1, 2026.

10.6	*#	Consulting Agreement, dated as of June 29, 2026, by and between Denise McWatters and Delek US Holdings, Inc.

10.7	*#	Separation Agreement, dated as of April 30, 2026, by and between Josef Israel and Delek US Holdings, Inc.

31.1	#	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	#	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	##	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	##	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Delek US Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2026 and 2025 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104		The cover page from Delek US Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement
#	Filed herewith
##	Furnished herewith

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

Dated: November 6, 2026

77 |